Form 10-Q
period 2011-03-31
VALLEY NATIONAL BANCORP
filed 2011-05-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 169,848,898 shares were outstanding as of May 4, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$319,495	$302,629
Interest bearing deposits with banks	6,002	63,657
Investment securities:
Held to maturity, fair value of $1,856,720 at March 31, 2011 and $1,898,872 at December 31, 2010	1,881,589	1,923,993
Available for sale	1,093,635	1,035,282
Trading securities	32,387	31,894

Total investment securities	3,007,611	2,991,169

Loans held for sale, at fair value	14,608	58,958

Non-covered loans	9,209,593	9,009,140
Covered loans	336,576	356,655
Less: Allowance for loan losses	(139,847)	(124,704)

Net loans	9,406,322	9,241,091

Premises and equipment, net	264,215	265,570
Bank owned life insurance	306,662	304,956
Accrued interest receivable	63,403	59,126
Due from customers on acceptances outstanding	6,476	6,028
FDIC loss-share receivable	90,642	89,359
Goodwill	317,891	317,891
Other intangible assets, net	25,323	25,650
Other assets	535,189	417,742

Total Assets	$14,363,839	$14,143,826

Liabilities
Deposits:
Non-interest bearing	$2,538,534	$2,524,299
Interest bearing:
Savings, NOW and money market	4,391,600	4,106,464
Time	2,792,241	2,732,851

Total deposits	9,722,375	9,363,614

Short-term borrowings	178,814	192,318
Long-term borrowings	2,817,670	2,933,858
Junior subordinated debentures issued to capital trusts (includes fair value of $158,845 at March 31, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	184,016	186,922
Bank acceptances outstanding	6,476	6,028
Accrued expenses and other liabilities	146,964	165,881

Total Liabilities	13,056,315	12,848,621

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 220,974,508 shares; issued 170,137,971 shares at March 31, 2011 and 170,131,085 shares at December 31, 2010	57,053	57,041
Surplus	1,179,023	1,178,325
Retained earnings	85,926	79,803
Accumulated other comprehensive loss	(3,606)	(5,719)
Treasury stock, at cost (459,744 common shares at March 31, 2011 and 597,459 common shares at December 31, 2010)	(10,872)	(14,245)

Total Shareholders’ Equity	1,307,524	1,295,205

Total Liabilities and Shareholders’ Equity	$14,363,839	$14,143,826

*	Share data reflects the five percent common stock dividend declared on April 13, 2011, to be issued May 20, 2011 to shareholders of record on May 6, 2011.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2011	2010
Interest Income
Interest and fees on loans	$133,623	$135,369
Interest and dividends on investment securities:
Taxable	29,580	29,687
Tax-exempt	2,505	2,546
Dividends	2,056	2,193
Interest on federal funds sold and other short-term investments	55	154

Total interest income	167,819	169,949

Interest Expense
Interest on deposits:
Savings, NOW, and money market	4,679	4,860
Time	12,166	15,598
Interest on short-term borrowings	341	331
Interest on long-term borrowings and junior subordinated debentures	33,741	34,309

Total interest expense	50,927	55,098

Net Interest Income	116,892	114,851
Provision for credit losses	24,162	12,611

Net Interest Income After Provision for Credit Losses	92,730	102,240

Non-Interest Income
Trust and investment services	2,023	1,875
Insurance commissions	4,423	3,196
Service charges on deposit accounts	5,650	6,274
Gains on securities transactions, net	2,679	863
Other-than-temporary impairment losses on securities	—	(1,393)
Portion recognized in other comprehensive income (before taxes)	(825)	(1,200)

Net impairment losses on securities recognized in earnings	(825)	(2,593)
Trading gains (losses), net	3,382	(3,030)
Fees from loan servicing	1,197	1,236
Gains on sales of loans, net	3,609	2,520
Gains on sales of assets, net	57	86
Bank owned life insurance	1,706	1,543
Change in FDIC loss-share receivable	16,235	—
Other	4,651	3,707

Total non-interest income	44,787	15,677

Non-Interest Expense
Salary and employee benefits expense	44,125	44,273
Net occupancy and equipment expense	17,186	15,941
FDIC insurance assessment	3,329	3,433
Amortization of other intangible assets	1,962	1,700
Professional and legal fees	3,773	2,119
Advertising	1,482	912
Other	11,972	9,976

Total non-interest expense	83,829	78,354

Income Before Income Taxes	53,688	39,563
Income tax expense	17,103	12,200

Net Income	$36,585	$27,363

Earnings Per Common Share*:
Basic	$0.22	$0.16
Diluted	0.22	0.16
Cash Dividends Declared per Common Share*	0.17	0.17
Weighted Average Number of Common Shares Outstanding*:
Basic	169,671,128	168,831,733
Diluted	169,678,846	168,834,400

*	Share data reflects the five percent common stock dividend declared on April 13, 2011, to be issued May 20, 2011 to shareholders of record on May 6, 2011.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,

	2011	2010
Cash flows from operating activities:
Net income	$36,585	$27,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,022	3,942
Stock-based compensation	682	1,034
Provision for credit losses	24,162	12,611
Net amortization of premiums and accretion of discounts on securities and borrowings	2,876	3,991
Amortization of other intangible assets	1,962	1,700
Gains on securities transactions, net	(2,679)	(863)
Net impairment losses on securities recognized in earnings	825	2,593
Proceeds from sales of loans held for sale	133,842	114,533
Gains on sales of loans, net	(3,609)	(2,520)
Originations of loans held for sale	(85,883)	(105,002)
Gains on sales of assets, net	(57)	(86)
Change in FDIC loss-share receivable	(16,235)	—
Net change in:
Trading securities	(493)	(236)
Fair value of borrowings carried at fair value	(2,889)	3,266
Cash surrender value of bank owned life insurance	(1,706)	(1,543)
Accrued interest receivable	(4,277)	(4,180)
Other assets	25,868	8,832
Accrued expenses and other liabilities	(19,062)	13,190

Net cash provided by operating activities	93,934	78,625

Cash flows from investing activities:
Net loan (originations) repayments	(189,318)	221,368
Investment securities held to maturity:
Purchases	(119,230)	(243,519)
Maturities, calls and principal repayments	158,990	146,629
Investment securities available for sale:
Purchases	(366,123)	(230,333)
Sales	105,987	235,906
Maturities, calls and principal repayments	59,139	85,837
Proceeds from sales of real estate property and equipment	1,604	—
Purchases of real estate property and equipment	(2,945)	(3,462)
Reimbursements from the FDIC	14,952	—
Cash and cash equivalents acquired in acquisitions	—	47,528

Net cash (used in) provided by investing activities	(336,944)	259,954

Cash flows from financing activities:
Net change in deposits	358,761	(421,870)
Net change in short-term borrowings	(13,504)	(40,052)
Repayments of long-term borrowings	(116,000)	(51,000)
Dividends paid to common shareholders	(29,063)	(28,116)
Common stock issued, net	2,027	2,242

Net cash provided by (used in) financing activities	202,221	(538,796)

Net change in cash and cash equivalents	(40,789)	(200,217)
Cash and cash equivalents at beginning of year	366,286	661,337

Cash and cash equivalents at end of period	$325,497	$461,120

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$50,580	$55,477
Federal and state income taxes	—	16

Supplemental schedule of non-cash investing activities:
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	—	73,743
Loans	—	412,331
Premises and equipment, net	—	123
Accrued interest receivable	—	2,787
FDIC loss-share receivable	—	108,000
Goodwill	—	19,497
Other intangible assets, net	—	1,560
Other assets	—	22,559

Total non-cash assets acquired	—	640,600

Liabilities assumed:
Deposits	—	654,200
Short-term borrowings	—	12,688
Long-term borrowings	—	10,559
Accrued expenses and other liabilities	—	10,681

Total liabilities assumed	—	688,128

Net non-cash assets acquired	$—	$(47,528)

Cash and cash equivalents received in FDIC-assisted transactions	$—	$47,528

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, and investment securities for impairment; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

On April 13, 2011, Valley declared a five percent common stock dividend payable on May 20, 2011 to shareholders of record on May 6, 2011. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except for share data)

Net income	$36,585	$27,363

Basic weighted-average number of common shares outstanding	169,671,128	168,831,733
Plus: Common stock equivalents	7,718	2,667

Diluted weighted-average number of common shares outstanding	169,678,846	168,834,400

Earnings per common share:
Basic	$0.22	$0.16
Diluted	0.22	0.16

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.7 million shares and 7.0 million shares for the three months ended March 31, 2011 and 2010, respectively.

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

The following table shows changes in each component of comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income	$36,585	$27,363

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale	1,813	4,206
Net change in non-credit impairment losses on securities	102	283
Net pension benefits adjustment	292	253
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	1,502	(1,198)
Less reclassification adjustment for gains and losses included in net income	(1,596)	1,313

Total other comprehensive income, net of tax	2,113	4,857

Total comprehensive income	$38,698	$32,220

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Business Combinations

Recent Development

On April 28, 2011, Valley entered into a merger agreement to acquire State Bancorp, Inc. (Nasdaq:STBC) (“State Bancorp”). State Bancorp is the holding company for State Bank of Long Island, a commercial bank with approximately $1.6 billion in assets, $1.1 billion in loans, and $1.3 billion in deposits, covering 4 New York counties, and 17 branches in Nassau, Suffolk, Queens, and Manhattan. The shareholders of State Bancorp will receive a fixed one for one exchange ratio for Valley National Bancorp common stock. This fixed exchange ratio was determined after consideration for Valley’s recently declared five percent stock dividend payable on May 20, 2011. The total consideration for the acquisition is estimated to be $222 million, resulting in an estimated $131 million of intangible assets which are dependent on the fair value of State Bancorp’s assets and liabilities and Valley’s stock price on the closing date of the merger. Valley anticipates the closing of the merger will occur during the fourth quarter of 2011, contingent upon receiving regulatory approval and approval of State Bancorp shareholders.

Acquisition

On December 14, 2010, Masters Coverage Corp., an all-line insurance agency that is a wholly-owned subsidiary of the Bank, acquired certain assets of S&M Klein Co. Inc., an independent insurance agency located in Queens, New York. The purchase price totaled $5.3 million, consisting of $3.3 million in cash and earn-out payments totaling $2.0 million that are payable over a four year period, subject to certain customer retention and earnings performance. The transaction generated goodwill and other intangible assets totaling $1.9 million and $3.3 million, respectively. Other intangible assets consisted of a customer list, covenants not to compete, and a trade name with a weighted average amortization period of 16 years.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, as part of the consideration for The Park Avenue Bank FDIC-assisted transaction, the Bank agreed to issue a cash-settled equity appreciation instrument to the FDIC. The equity appreciation instrument was initially recorded as a liability in the first quarter of 2010 and was settled in cash after the FDIC exercised the instrument on April 1, 2010. The valuation and settlement of the equity appreciation instrument did not significantly impact Valley’s consolidated financial statements in 2010.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for Valley on January 1, 2011. The other disclosure requirements and clarifications made by ASU No. 2010-06 became effective for Valley on January 1, 2010. All of the applicable new disclosures have been included in Note 6.

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 became effective for Valley’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period generally became effective for Valley’s financial statements beginning on January 1, 2011. ASU No. 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below. Since the provisions of ASU No. 2010-20 are only disclosure related, Valley’s adoption of this guidance did not have a significant impact on its consolidated financial statements and other enhanced disclosures. See Notes 8 and 9 for the related disclosures.

ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period. It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on Valley’s consolidated financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” provides clarifying guidance intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU No. 2011-02, that both of the following exist: (a) the restructuring constitutes a concession to the debtor; and (b) the debtor is experiencing financial difficulties. ASU No. 2011-02 will be effective for Valley on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Valley’s adoption of ASU No. 2011-02 is not expected have a significant impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$163,406	$163,406	$—	$—
U.S. government agency securities	86,632	—	86,632	—
Obligations of states and political subdivisions	26,272	—	26,272	—
Residential mortgage-backed securities	682,068	—	633,034	49,034
Trust preferred securities	43,680	20,633	19,708	3,339
Corporate and other debt securities	41,347	29,583	11,764	—
Equity securities	50,230	30,732	19,498	—

Total available for sale	1,093,635	244,354	796,908	52,373

Trading securities	32,387	10,180	22,207	—
Loans held for sale (1)	14,608	—	14,608	—
Other assets (2)	10,009	—	10,009	—

Total assets	$1,150,639	$254,534	$843,732	$52,373

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$158,845	$158,845	$—	$—
Other liabilities (2)	1,419	—	1,419	—

Total liabilities	$160,264	$158,845	$1,419	$—

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$163,810	$163,810	$—	$—
U.S. government agency securities	88,800	—	88,800	—
Obligations of states and political subdivisions	29,462	—	29,462	—
Residential mortgage-backed securities	610,358	—	514,711	95,647
Trust preferred securities	41,083	20,343	—	20,740
Corporate and other debt securities	53,961	41,046	—	12,915
Equity securities	47,808	28,227	10,228	9,353

Total available for sale	1,035,282	253,426	643,201	138,655

Trading securities	31,894	9,991	—	21,903
Loans held for sale (1)	58,958	—	58,958	—
Other assets (2)	8,414	—	8,414	—

Total assets	$1,134,548	$263,417	$710,573	$160,558

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$161,734	$161,734	$—	$—
Other liabilities (2)	1,379	—	1,379	—

Total liabilities	$163,113	$161,734	$1,379	$—

(1)	Loans held for sale (which consists of residential mortgages) had contractual unpaid principal balances totaling approximately $14.4 million and $58.4 million at March 31, 2011 and December 31, 2010, respectively for loans originated for sale and carried at fair value.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at March 31, 2011 and December 31, 2010.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010 are summarized below:

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)

Balance, beginning of the period	$21,903		$138,655		$32,950		$156,612
Transfers out of Level 3 (1)	(21,903)		(84,435)		—		(852)
Total net (losses) gains for the period included in:
Net income	—		(825)		236		—
Other comprehensive income	—		1,361		—		1,596
Purchases	—		—		—		—
Sales	—		—		—		—
Settlements	—		(2,383)		—		(8,533)

Balance, end of the period	$—		$52,373		$33,186		$148,823

Net unrealized (losses) gains included in net income for the period relating to assets held at March 31 (2)	$—	(3)	$(825	)(4)	$(236	)(3)	$(2,593	)(4)

(1)	All transfers into/or out of Level 3 are assumed to occur at the beginning of the reporting period.
(2)	Represents net losses that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading gains (losses), net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the quarter ended March 31, 2011, 21 trust preferred securities (including one pooled trust preferred security), 12 private labeled mortgage-backed securities and 4 corporate bonds classified as available-for-sale with fair values totaling $26.7 million, $44.8 million and $12.9 million at January 1, 2011, respectively, were transferred out of Level 3 assets to Level 2 assets. Within the trading securities portfolio, 4 trust preferred securities with a combined fair value of $21.9 million at January 1, 2011 were transferred out of Level 3 assets to Level 2 assets. All of the transfers were as a result of an increase in the availability of observable market data used in the securities’ pricing obtained through independent pricing services or dealer market participants. During the quarter, the spreads in price for the securities transferred from Level 3 to Level 2 narrowed providing an indication of market liquidity.

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

Available for sale and trading securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including certain trust preferred securities) are reported at fair values utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In addition, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for certain trading securities, consisting of trust preferred securities, under Level 3 at December 31, 2010, Valley prepared present value cash flow models incorporating the contractual cash flow of each security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. For a majority of the securities valued under Level 3, the discount rate actually utilized reflected orderly transactions of similar issued securities by the same obligor. The discount rate is further adjusted to reflect a market premium which incorporates, among other variables, illiquidity premiums and variances in the instruments’ structure. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

In calculating the fair value for the available for sale securities under Level 3 at March 31, 2011, Valley prepared present value cash flow models for certain trust preferred securities (including two pooled trust preferred securities), and certain private label mortgage-backed securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For available for sale trust preferred securities, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

For certain available for sale private label mortgage-backed securities, cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2011 and December 31, 2010 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at March 31, 2011 and December 31, 2010.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2011 and December 31, 2010.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

goodwill impairment test, and loan servicing rights, core deposits, other intangible assets, and other long-lived assets measured at fair value for impairment assessment.

The following table summarizes assets measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)

As of March 31, 2011
Collateral dependent impaired loans(1)	$47,065	$—	$—	$47,065
Loan servicing rights	7,717	—	—	7,717
Foreclosed assets	2,538	—	—	2,538

As of December 31, 2010
Collateral dependent impaired loans(1)	$53,330	$—	$—	$53,330
Loan servicing rights	11,328	—	—	11,328
Foreclosed assets(2)	19,986	—	—	19,986

(1)	Excludes pooled covered loans acquired in the FDIC-assisted transactions.
(2)	Includes other real estate owned related to the FDIC-assisted transactions, which totaled $7.8 million at December 31, 2010, which is subject to loss-sharing agreements with the FDIC.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the three months ended March 31, 2011, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct collateral dependent loan charge-offs to the allowance for loan losses totaled $292 thousand for the three months ended March 31, 2011. At March 31, 2011, collateral dependent impaired loans (mainly consisting of commercial and construction loans) with a carrying value of $48.6 million were reduced by specific valuation allowance allocations totaling $1.5 million to a reported fair value of $47.1 million.

Loan servicing rights. Fair values for each risk-stratified group are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. During the first quarter of 2011, net recoveries of impairment charges totaling $52 thousand were recognized on loan servicing rights. The loan servicing rights had a $12.1 million carrying value, net of a $1.1 million valuation allowance at March 31, 2011.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. During the three months ended March 31, 2011, foreclosed assets measured at fair value upon initial recognition and subsequent re-measurement totaled $2.5 million. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $1.1 million for the three months ended March 31, 2011. One aircraft within

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the repossessed assets balance at March 31, 2011 was re-measured at fair value subsequent to initial recognition and resulted in a loss totaling $479 thousand included in non-interest expense for the three months ended March 31, 2011.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2011 and 2010:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Three Months Ended March 31,
		2011	2010
		(in thousands)

Assets:
Available for sale securities	Net impairment losses on securities	$(825)	$(2,593)
Trading securities	Trading gains (losses), net	493	236
Loans held for sale	Gains on sales of loans, net	3,609	2,520
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	2,889	(3,266)

		$6,166	$(3,103)

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$319,495	$319,495	$302,629	$302,629
Interest bearing deposit with banks	6,002	6,002	63,657	63,657
Investment securities held to maturity	1,881,589	1,856,720	1,923,993	1,898,872
Investment securities available for sale	1,093,635	1,093,635	1,035,282	1,035,282
Trading securities	32,387	32,387	31,894	31,894
Loans held for sale	14,608	14,608	58,958	58,958
Net loans	9,406,322	9,233,099	9,241,091	9,035,066
Accrued interest receivable	63,403	63,403	59,126	59,126
Federal Reserve Bank and Federal Home Loan Bank stock	134,558	134,558	139,778	139,778
Other assets*	10,009	10,009	8,414	8,414

Financial liabilities:
Deposits without stated maturities	6,930,134	6,930,134	6,630,763	6,630,763
Deposits with stated maturities	2,792,241	2,836,651	2,732,851	2,783,680
Short-term borrowings	178,814	181,716	192,318	195,360
Long-term borrowings	2,817,670	3,045,299	2,933,858	3,201,090
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $158,845 at March 31, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	184,016	184,749	186,922	187,480
Accrued interest payable	4,697	4,697	4,344	4,344
Other liabilities*	1,419	1,419	1,379	1,379

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at March 31, 2011 and December 31, 2010.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

Loans. Fair values of non-covered and covered loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in current loan originations. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Note 7. Investment Securities

As of March 31, 2011, Valley had approximately $1.9 billion, $1.1 billion, and $32.4 million in held to maturity, available for sale, and trading investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the persistently weak U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)

March 31, 2011
U.S. Treasury securities	$100,127	$—	$(1,902)	$98,225
Obligations of states and political subdivisions	348,651	3,461	(1,833)	350,279
Residential mortgage-backed securities	1,110,741	30,039	(3,415)	1,137,365
Trust preferred securities	269,359	5,730	(59,940)	215,149
Corporate and other debt securities	52,711	3,598	(607)	55,702

Total investment securities held to maturity	$1,881,589	$42,828	$(67,697)	$1,856,720

December 31, 2010
U.S. Treasury securities	$100,161	$251	$(909)	$99,503
Obligations of states and political subdivisions	387,280	2,146	(3,467)	385,959
Residential mortgage-backed securities	1,114,469	30,728	(3,081)	1,142,116
Trust preferred securities	269,368	5,891	(59,365)	215,894
Corporate and other debt securities	52,715	2,911	(226)	55,400

Total investment securities held to maturity	$1,923,993	$41,927	$(67,048)	$1,898,872

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. Treasury securities	$98,225	$(1,902)	$—	$—	$98,225	$(1,902)
Obligations of states and political subdivisions	62,896	(1,832)	50	(1)	62,946	(1,833)
Residential mortgage-backed securities	212,556	(3,415)	—	—	212,556	(3,415)
Trust preferred securities	15,107	(311)	73,111	(59,629)	88,218	(59,940)
Corporate and other debt securities	14,548	(386)	8,753	(221)	23,301	(607)

Total	$403,332	$(7,846)	$81,914	$(59,851)	$485,246	$(67,697)

	December 31, 2010
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. Treasury securities	$57,027	$(909)	$—	$—	$57,027	$(909)
Obligations of states and political subdivisions	123,399	(3,467)	50	—	123,449	(3,467)
Residential mortgage-backed securities	226,135	(3,081)	—	—	226,135	(3,081)
Trust preferred securities	14,152	(250)	75,477	(59,115)	89,629	(59,365)
Corporate and other debt securities	7,971	(13)	8,761	(213)	16,732	(226)

Total	$428,684	$(7,720)	$84,288	$(59,328)	$512,972	$(67,048)

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2011 was 102 as compared to 153 at December 31, 2010.

At March 31, 2011, the unrealized losses reported for trust preferred securities relate to 15 single-issuer securities, mainly issued by bank holding companies. Of the 15 trust preferred securities, 7 were investment grade, 1 was non-investment grade, and 7 were not rated. Additionally, $40.3 million of the $59.9 million in unrealized losses at March 31, 2011, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In 2009, the bank issuer elected to defer its scheduled interest payments on each respective security issuance. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of March 31, 2011. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and we may be required to recognize other-than-temporary impairment charges on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered to be “well-capitalized institutions” at March 31, 2011.

Management does not believe that any individual unrealized loss as of March 31, 2011 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of March 31, 2011, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.

The contractual maturities of investments in debt securities held to maturity at March 31, 2011 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$147,850	$147,980
Due after one year through five years	61,149	62,913
Due after five years through ten years	157,715	160,445
Due after ten years	404,134	348,017
Residential mortgage-backed securities	1,110,741	1,137,365

Total investment securities held to maturity	$1,881,589	$1,856,720

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 4.23 years at March 31, 2011.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

March 31, 2011
U.S. Treasury securities	$162,291	$1,115	$—	$163,406
U.S. government agency securities	86,488	428	(284)	86,632
Obligations of states and political subdivisions	25,062	1,210	—	26,272
Residential mortgage-backed securities	652,622	33,629	(4,183)	682,068
Trust preferred securities*	53,176	384	(9,880)	43,680
Corporate and other debt securities	42,803	1,282	(2,738)	41,347
Equity securities	48,770	3,211	(1,751)	50,230

Total investment securities available for sale	$1,071,212	$41,259	$(18,836)	$1,093,635

December 31, 2010
U.S. Treasury securities	$162,404	$1,406	$—	$163,810
U.S. government agency securities	88,926	26	(152)	88,800
Obligations of states and political subdivisions	28,231	1,234	(3)	29,462
Residential mortgage-backed securities	578,282	35,016	(2,940)	610,358
Trust preferred securities*	54,060	1,142	(14,119)	41,083
Corporate and other debt securities	53,379	2,612	(2,030)	53,961
Equity securities	48,724	812	(1,728)	47,808

Total investment securities available for sale	$1,014,006	$42,248	$(20,972)	$1,035,282

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. government agency securities	$27,485	$(284)	$—	$—	$27,485	$(284)
Residential mortgage-backed securities	21,358	(818)	29,649	(3,365)	51,007	(4,183)
Trust preferred securities	993	(137)	17,158	(9,743)	18,151	(9,880)
Corporate and other debt securities	3,502	(13)	7,250	(2,725)	10,752	(2,738)
Equity securities	282	(146)	14,618	(1,605)	14,900	(1,751)

Total	$53,620	$(1,398)	$68,675	$(17,438)	$122,295	$(18,836)

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2011 was 41 as compared to 43 at December 31, 2010.

Within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2011, substantially all of the $4.2 million of unrealized losses relate to 7 private label mortgage-backed securities. Of these 7 securities, 3 securities had an investment grade rating and 4 had a non-investment grade rating at March 31, 2011. Three of the four non-investment grade private label mortgage-backed securities with unrealized losses were other-than-temporarily impaired during 2009 and 2010. No additional estimated credit losses were recognized on these securities during the quarter ended March 31, 2011. See the “Other-Than-Temporary Impairment Analysis” section below.

At March 31, 2011, the unrealized losses for trust preferred securities in the table above relate to 3 pooled trust preferred securities and 10 single-issuer bank issued trust preferred securities. Most of the unrealized losses were attributable to the pooled trust preferred securities with an aggregate amortized cost of $22.2 million and a fair value of $13.2 million. One of the three pooled trust preferred securities with an unrealized loss of $7.0 million had an investment grade rating at March 31, 2011. The other two trust preferred securities were other-than-temporarily impaired in the first quarter of 2010, and additional estimated credit losses were recognized on one of these securities in the first quarter of 2011. See “Other-Than-Temporarily Impaired Securities” section below for more details. At March 31, 2011 all 10 of the of the single-issuer trust preferred securities classified as available for sale had investment grade ratings. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities at March 31, 2011, relate mainly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $2.7 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to two perpetual preferred security positions from the same issuance with a combined $9.8 million amortized cost and a $1.4 million unrealized loss. At March 31, 2011, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment, except for the previously discussed impaired securities above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of March 31, 2011, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $571 million.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual maturities of investment securities available for sale at March 31, 2011, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$107,003	$107,296
Due after one year through five years	90,481	92,270
Due after five years through ten years	67,013	64,688
Due after ten years	105,323	97,083
Residential mortgage-backed securities	652,622	682,068
Equity securities	48,770	50,230

Total investment securities available for sale	$1,071,212	$1,093,635

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at March 31, 2011 was 4.95 years.

Other-Than-Temporary Impairment Analysis

In assessing the level of other-than-temporary impairment attributable to credit loss for debt securities, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the consolidated statement of income, less the portion recognized in other comprehensive income. Subsequent assessments may result in additional estimated credit losses on previously impaired securities. These additional estimated credit losses are recorded as reclassifications from the portion of other-than-temporary impairment previously recognized in other comprehensive income to earnings in the period of such assessments. The amortized cost basis of an impaired debt security is reduced by the portion of the total impairment related to credit loss.

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at March 31, 2011.

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

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows in each tranche causes a change in contractual yield, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in 2008 with additional estimated credit losses recognized during 2009 and the first quarter of 2010. One of the two pooled trust preferred securities had additional estimated credit losses recognized during the first quarter of 2011. See “Other-Than-Temporarily Impaired Securities” section below for further details.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of March 31, 2011. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Available for sale:
Residential mortgage-backed securities	$—	$216
Trust preferred securities	825	2,377

Net impairment losses on securities recognized in earnings	$825	$2,593

For the three months ended March 31, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. After recognition of all credit impairments, this security had amortized cost and fair value of $2.6 million and $1.2 million, respectively, at March 31, 2011. During the first quarter of 2010, Valley recognized additional estimated credit losses on two previously impaired trust preferred securities and three private label mortgage-backed securities.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Sales transactions:
Gross gains	$2,674	$882
Gross losses	—	(15)

	$2,674	$867

Maturities and other securities transactions:
Gross gains	$10	$12
Gross losses	(5)	(16)

	$5	$(4)

Total gains on securities transactions, net	$2,679	$863

During the quarter ended March 31, 2011, Valley recognized gross gains on sales transactions of $2.7 million mainly due to the sale of $239.1 million in residential mortgage-backed securities issued by Ginnie Mae that were classified as available for sale. Of these sales, $145.2 million in net proceeds were recorded as an unsettled trade date receivable included in other assets at March 31, 2011.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Balance, beginning of period	$10,500	$6,119
Additions:
Initial credit impairments	—	124
Subsequent credit impairments	825	2,469
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(156)	(48)

Balance, end of period	$11,169	$8,664

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

Trading Securities

The fair value of trading securities (consisting of 4 single-issuer bank trust preferred securities) was $32.4 million and $31.9 million at March 31, 2011 and December 31, 2010, respectively. Interest income on trading securities totaled $642 thousand for both quarters ended March 31, 2011 and 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Loans

The detail of the loan portfolio as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Non-covered loans:
Commercial and industrial	$1,859,626	$1,825,066
Commercial real estate:
Commercial real estate	3,457,768	3,378,252
Construction	418,304	428,232

Total commercial real estate loans	3,876,072	3,806,484

Residential mortgage	2,047,898	1,925,430

Consumer:
Home equity	492,328	512,745
Automobile	827,485	850,801
Other consumer	106,184	88,614

Total consumer loans	1,425,997	1,452,160

Total non-covered loans	9,209,593	9,009,140

Covered loans:
Commercial and industrial	$110,381	$121,151
Commercial real estate	192,215	195,646
Construction	12,184	16,153
Residential mortgage	15,991	17,026
Consumer	5,805	6,679

Total covered loans	336,576	356,655

Total loans	$9,546,169	$9,365,795

FDIC under loss-share receivable related to covered loans and foreclosed assets	$90,642	$89,359

Total non-covered loans are net of unearned discount and deferred loan fees totaling $7.3 million and $9.3 million at March 31, 2011 and December 31, 2010, respectively. Covered loans had outstanding contractual principal balances totaling approximately $415.7 million and $439.9 million at March 31, 2011 and December 31, 2010, respectively.

Covered Loans

Covered loans acquired through the FDIC-assisted transactions are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality and are not subsequently accounted for at fair value. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired pools reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received). The allowance for loan losses on covered loans

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(acquired through two FDIC-assisted transactions) is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC loss-share receivable” below).

Changes in the accretable yield for covered loans were as follows for the quarter ended March 31, 2011:

(in thousands)
Balance at December 31, 2010	$101,052
Accretion	(7,812)
Net reclassification from non-accretable difference	16,195

Balance at March 31, 2011	$109,435

Valley reclassified $16.2 million from the non-accretable difference for covered loans because of increases in expected cash flows for certain pools of covered loans during the quarter ended March 31, 2011. This amount will be recognized prospectively as an adjustment to yield over the life of the individual pools.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the quarter ended March 31, 2011 were as follows:

(in thousands)
Balance at December 31, 2010	$89,359
Accretion*	(2,372)
Increase due to impairment on covered loans*	17,679
Other reimbursable expenses*	928
Reimbursements from the FDIC	(14,952)

Balance at March 31, 2011	$90,642

*	Valley recognized $16.2 million in non-interest income for the quarter ended March 31, 2011 representing the net effect on the FDIC loss-share receivable of additions for reimbursable expenses and impairment of certain covered loan pools, less a reduction for the accretion.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Home equity loans. Home equity lending consists of both fixed and variable interest rate products. Valley mainly provides home equity loans to its residential mortgage customers within the footprint of its primary lending territory. Valley generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 70 percent when originating a home equity loan.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other consumer loans. Valley’s consumer portfolio also has minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit is well diverse and minimal at March 31, 2011.

Credit Quality

Past due and non-accrual loans. All loans are deemed to be past due when the contractually required principal and interest payment have not been received as they become due. Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Non-accrual loans are also commonly referred to as “non-performing loans”. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.

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

The following tables present past due, non-accrual and current non-covered loans by the loan portfolio class at March 31, 2011 and December 31, 2010:

	Past Due and Non-Accrual Loans*
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non- Covered Loans	Total Non- Covered Loans
	(in thousands)

March 31, 2011
Commercial and industrial	$11,007	$12	$16,476	$27,495	$1,832,131	$1,859,626
Commercial real estate:
Commercial real estate	14,025	—	31,759	45,784	3,411,984	3,457,768
Construction	11,860	—	21,402	33,262	385,042	418,304

Total commercial real estate loans	25,885	—	53,161	79,046	3,797,026	3,876,072

Residential mortgage	12,373	1,201	28,923	42,497	2,005,401	2,047,898
Consumer loans:
Home equity	808	—	2,197	3,005	489,323	492,328
Automobile	8,323	520	518	9,361	818,124	827,485
Other consumer	434	55	15	504	105,680	106,184

Total consumer loans	9,565	575	2,730	12,870	1,413,127	1,425,997

Total	$58,830	$1,788	$101,290	$161,908	$9,047,685	$9,209,593

*	Past due loans and non-accrual loans exclude loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pooled basis.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Performing troubled debt restructured loans (“restructured loans”). Restructured loans within the non-covered loan portfolio with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, are performing restructured loans to customers experiencing financial difficulties where a concession has been granted. All loan modifications are made on a case-by-case basis. The majority of our loan modifications that are considered restructured loans involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or interest. In addition, the Bank frequently obtains additional collateral or guarantor support when modifying such loans.

The following table presents information about restructured loans within the non-covered loan portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Number of Loans	Amount	Number of Loans
		($ in thousands)

Commercial and industrial	$25,548	18	$23,718	18
Commercial real estate:
Commercial real estate	37,160	13	36,707	14
Construction	12,670	5	12,644	5

Total commercial real estate	49,830	18	49,351	19
Residential mortgage	16,213	5	16,544	5
Consumer loans:
Home equity	82	2	83	2

Total consumer loans	82	2	83	2

Total restructured loans	$91,673	43	$89,696	44

Impaired loans. Non- accrual commercial and industrial loans and commercial real estate loans over a specific dollar amount and all troubled debt restructured loans are individually evaluated for impairment. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.

Residential mortgage loans and consumer loans generally consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.

The following tables present the information about impaired loans by loan portfolio class at March 31, 2011 and December 31, 2010:

	Recorded Investment * With No Related Allowance	Recorded Investment * With Related Allowance	Total Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)

March 31, 2011
Commercial and industrial	$3,432	$34,103	$37,535	$48,307	$7,117
Commercial real estate:
Commercial real estate	16,971	45,387	62,358	66,255	3,569
Construction	18,110	15,684	33,794	34,692	2,098

Total commercial real estate loans	35,081	61,071	96,152	100,947	5,667

Residential mortgage	239	18,022	18,261	18,540	2,928
Consumer loans:
Home equity	—	82	82	82	4

Total consumer loans	—	82	82	82	4

Total	$38,752	$113,278	$152,030	$167,876	$15,716

December 31, 2010
Commercial and industrial	$3,707	$28,590	$32,297	$42,940	$6,397
Commercial real estate:
Commercial real estate	19,860	43,393	63,253	66,869	3,991
Construction	24,215	15,854	40,069	40,867	2,150

Total commercial real estate loans	44,075	59,247	103,322	107,736	6,141

Residential mortgage	788	17,797	18,585	18,864	2,683
Consumer loans:
Home equity	—	83	83	83	5

Total consumer loans	—	83	83	83	5

Total	$48,570	$105,717	$154,287	$169,623	$15,226

*	Recorded investment equals the aggregate carrying value of the applicable loans.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized
	(in thousands)

Commercial and industrial	$38,041	$483
Commercial real estate:
Commercial real estate	62,675	667
Construction	33,777	166

Total commercial real estate loans	96,452	833

Residential mortgage	18,382	208
Consumer loans:
Home equity	83	1

Total consumer loans	83	1

Total	$152,958	$1,525

Interest income recognized on a cash basis, included in the table above, was immaterial for the three months ended March 31, 2011.

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2011 and December 31, 2010.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
			(in thousands)

March 31, 2011
Commercial and industrial	$1,667,501	$88,235	$103,584	$306	$1,859,626
Commercial real estate	3,244,542	80,055	133,171	—	3,457,768
Construction	325,434	38,319	54,551	—	418,304

Total	$5,237,477	$206,609	$291,306	$306	$5,735,698

December 31, 2010
Commercial and industrial	$1,638,939	$92,131	$93,920	$76	$1,825,066
Commercial real estate	3,175,333	77,186	125,733	—	3,378,252
Construction	324,292	48,442	55,498	—	428,232

Total	$5,138,564	$217,759	$275,151	$76	$5,631,550

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For residential mortgages, automobile, home equity, and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2011 and December 31, 2010:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Loans
	(in thousands)

March 31, 2011
Residential mortgage	$2,018,975	$28,923	$2,047,898
Home equity	490,131	2,197	492,328
Automobile	826,967	518	827,485
Other consumer	106,169	15	106,184

Total	$3,442,242	$31,653	$3,473,895

December 31, 2010
Residential mortgage	$1,896,936	$28,494	$1,925,430
Home equity	510,790	1,955	512,745
Automobile	850,262	539	850,801
Other consumer	88,561	53	88,614

Total	$3,346,549	$31,041	$3,377,590

Valley evaluates the credit quality of its covered loan pools based on the expectation of the underlying cash flows. The balance of covered loan pools with an adverse change in the expected cash flows since the date of acquisition was $178.8 million and $27.2 million at March 31, 2011 and December 31, 2010, respectively. The impaired loan pools mainly consisted of commercial and industrial loans.

Note 9. Allowance for Credit Losses

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

The following table summarizes the allowance for credit losses at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)

Components of allowance for credit losses:
Allowance for non-covered loans	$119,700	$118,326
Allowance for covered loans	20,147	6,378

Total allowance for loan losses	139,847	124,704

Allowance for unfunded letters of credit	1,875	1,800

Total allowance for credit losses	$141,722	$126,504

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$5,205	$12,479
Provision for covered loans	18,882	—

Total provision for loan losses	24,087	12,479

Provision for unfunded letters of credit	75	132

Total provision for credit losses	$24,162	$12,611

Loan charge-off policy. Loans identified as losses by management are charged-off. Loans are assessed for full or partial charge-off when they are between 90 and 120 days past due. Furthermore, residential mortgage and consumer loan accounts are charged-off automatically based on regulatory requirements.

The following table details activity in the allowance for loan losses by portfolio segment for the quarters ended March 31, 2011 and 2010, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)

Quarter Ended March 31, 2011:
Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off (1)	(6,672)	(823)	(783)	(1,758)	—	(10,036)
Charged-off loans recovered	448	21	21	602	—	1,092

Net charge-offs	(6,224)	(802)	(762)	(1,156)	—	(8,944)
Provision for loan losses (2)	20,128	2,610	2,589	(1,043)	(197)	24,087

Ending balance	$75,871	$32,217	$11,303	$12,300	$8,156	$139,847

Quarter Ended March 31, 2010:
Allowance for loan losses:
Beginning balance	$49,267	$25,516	$5,397	$15,480	$6,330	$101,990
Loans charged-off	(8,681)	(1,075)	(535)	(3,873)	—	(14,164)
Charged-off loans recovered	2,362	94	5	720	—	3,181

Net charge-offs	(6,319)	(981)	(530)	(3,153)	—	(10,983)
Provision for loan losses	5,183	4,624	1,289	1,963	(580)	12,479

Ending balance	$48,131	$29,159	$6,156	$14,290	$5,750	$103,486

(1)	The allowance for covered loans was reduced by loan charge-offs totaling $5.1 million during the first quarter of 2011.
(2)	Includes an $18.9 million provision for covered loans (subject to our loss-sharing agreements with the FDIC) during the quarter ended March 31, 2011 due to declines in the expected cash flows caused by credit impairment in certain loan pools, primarily consisting of commercial and industrial loans.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2011 and December 31, 2010.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)

March 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$7,117	$5,667	$2,928	$4	$—	$15,716
Collectively evaluated for impairment	50,080	25,496	7,956	12,296	8,156	103,984
Loans acquired with discounts related to credit quality	18,674	1,054	419	—	—	20,147

Total	$75,871	$32,217	$11,303	$12,300	$8,156	$139,847

Loans:
Individually evaluated for impairment	$37,535	$96,152	$18,261	$82	$—	$152,030
Collectively evaluated for impairment	1,822,091	3,779,920	2,029,637	1,425,915	—	9,057,563
Loans acquired with discounts related to credit quality	110,381	204,399	15,991	5,805	—	336,576

Total	$1,970,007	$4,080,471	$2,063,889	$1,431,802	$—	$9,546,169

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$6,397	$6,141	$2,683	$5	$—	$15,226
Collectively evaluated for impairment	50,032	23,776	6,445	14,494	8,353	103,100
Loans acquired with discounts related to credit quality	5,538	492	348	—	—	6,378

Total	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704

Loans:
Individually evaluated for impairment	$32,297	$103,322	$18,585	$83	$—	$154,287
Collectively evaluated for impairment	1,792,769	3,703,162	1,906,845	1,452,077	—	8,854,853
Loans acquired with discounts related to credit quality	121,151	211,799	17,026	6,679	—	356,655

Total	$1,946,217	$4,018,283	$1,942,456	$1,458,839	$—	$9,365,795

Note 10. Goodwill and Other Intangible Assets

Goodwill totaled $317.9 million at March 31, 2011 and December 31, 2010. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010). There was no impairment of goodwill during the three months ended March 31, 2011 and 2010.

The following table summarizes other intangible assets as of March 31, 2011 and December 31, 2010:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)

March 31, 2011
Loan servicing rights	$67,195	$(54,046)	$(1,111)	$12,038
Core deposits	27,144	(18,170)	—	8,974
Other	6,121	(1,810)	—	4,311

Total other intangible assets	$100,460	$(74,026)	$(1,111)	$25,323

December 31, 2010
Loan servicing rights	$65,701	$(53,210)	$(1,163)	$11,328
Core deposits	27,144	(17,312)	—	9,832
Other	6,121	(1,631)	—	4,490

Total other intangible assets	$98,966	$(72,153)	$(1,163)	$25,650

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $52 thousand for the three months ended March 31, 2011 as compared to impairment charges, net of recoveries totaling $55 thousand the three months ended March 31, 2010.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 9 years. The line item labeled “other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 15 years.

Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2011 and 2010.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2011 through 2015:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)

2011	$2,297	$2,193	$504
2012	2,559	2,455	656
2013	1,996	1,858	541
2014	1,500	1,262	466
2015	1,056	782	434

Valley recognized amortization expense on other intangible assets, including net impairment charges and recoveries on loan servicing rights, totaling $2.0 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Note 11. Pension Plan

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Service cost	$1,563	$1,450
Interest cost	1,524	1,433
Expected return on plan assets	(1,665)	(1,582)
Amortization of prior service cost	160	160
Amortization of actuarial loss	343	276

Total net periodic pension expense	1,925	1,737

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(160)	(160)
Amortization of actuarial loss	(343)	(276)

	(503)	(436)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,422	$1,301

The fair value of qualified plan assets increased approximately $2.5 million, or 3.0 percent to $86.4 million at March 31, 2011 from $83.9 million at December 31, 2010. Valley did not contribute to the qualified plan during the quarter ended March 31, 2011. Valley expects to contribute approximately $5.0 million to the qualified plan during the remainder of 2011 based upon actuarial estimates.

Note 12. Stock–Based Compensation

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.1 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock options granted by Valley during the first quarter of 2011. Valley awarded restricted stock totaling 158 shares and approximately 1,208 shares during the first quarter of 2011 and 2010, respectively. As of March 31, 2011, 6.5 million shares of common stock were available for issuance under the 2009 Employee Stock Incentive Plan.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $701 thousand and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. The fair values of stock awards are expensed over the vesting period. As of March 31, 2011, the unrecognized amortization expense for all

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

stock-based employee compensation totaled approximately $4.5 million and will be recognized over an average remaining vesting period of approximately 2 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest in full at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. There were no shares granted under the plan during the three months ended March 31, 2011. There were approximately 99 thousand shares outstanding under this plan and 267 thousand shares available for issuance as of March 31, 2011.

Note 13. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $219.7 million as of March 31, 2011. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $144.9 million, or 65.9 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of March 31, 2011, Valley had a $761 thousand liability related to the standby letters of credit.

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

At March 31, 2011, Valley had the following cash flow hedge derivatives:

•

Two forward starting interest rate swaps with a total notional amount of $200 million to hedge the changes in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. The swaps will require Valley to pay fixed-rate amounts at approximately 4.73 percent in exchange for the receipt of variable-rate payments at the prime rate starting in October 2011 and expiring in October 2016.

•

Two interest rate caps with a total notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013 used to hedge the variability in cash flows associated with customer repurchase agreements and money market deposit accounts that have variable interest rates based on the federal funds rate.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Two interest rate caps with a total notional amount of $100 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015 used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate.

Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain of its fixed rate assets or liabilities due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount.

At March 31, 2011, Valley had the following fair value hedge derivatives:

•	One interest rate swap with a notional amount of approximately $9 million used to hedge the change in the fair value of a commercial loan.

•	One interest rate swap with a notional amount of $51 million used to hedge the change in the fair value of certain fixed-rate brokered certificates of deposit.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the loss or gain on the related derivatives.

Non-designated Hedges. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. Derivatives not designated as hedges are not speculative and result from a service Valley provides to certain customers, which was implemented by Valley during the first quarter of 2011. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Valley executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As of March 31, 2011, Valley had two interest rate swaps with an aggregate notional amount of $28 million related to this program.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
	(in thousands)

Asset Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$9,897	$8,414

Total derivatives designated as hedging instruments		$9,897	$8,414

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$112	$—

Total derivatives not designated as hedging instruments		$112	$—

Liability Derivatives:

Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	Other Liabilities	$1,328	$1,379

Total derivatives designated as hedging instruments		$1,328	$1,379

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$91	$—

Total derivatives not designated as hedging instruments		$91	$—

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest on short-term borrowings	$(577)	$(382)
Amount of gain (loss) recognized in other comprehensive income (loss)	1,434	(2,064)

Valley recognized a net gain of $50 thousand and a net loss of $155 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three months ended March 31, 2011 and 2010, respectively. The accumulated net after-tax gain/loss related to effective cash flow hedges included in accumulated other comprehensive loss was a $459 thousand gain at March 31, 2011 as compared to a $708 thousand loss at December 31, 2010.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $3.8 million will be reclassified as an increase to interest expense.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	March 31,
	2011	2010
	(in thousands)

Derivative - interest rate swaps:
Interest income - interest and fees on loans	$160	$(74)
Interest expense - interest on time deposits	(110)	—
Hedged item - loans and deposits:
Interest income - interest and fees on loans	$(160)	$74
Interest expense - interest on time deposits	118	—

During the three months ended March 31, 2011, Valley recognized a net gain of $8 thousand in non-interest expense related to hedge ineffectiveness. Valley also recognized a net reduction to interest expense of $44 thousand for the three months ended March 31, 2011 related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

Gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the quarters years ended March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010
	(in thousands)

Non-designated hedge interest rate derivatives
Other non-interest income	$21	$—

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

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with one of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Valley’s credit rating is reduced below investment grade, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of March 31, 2011, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.4 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley or its counterparties under the agreements at March 31, 2011.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II Item 1A of this report include, but are not limited to:

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

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the possibility that the expected benefits of acquisitions will not be fully realized, including lower than expected cash flows from covered loan pools acquired in FDIC-assisted transactions;

•

failure to obtain shareholder or regulatory approval for the merger of State Bancorp with Valley or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe including, without limitation, the purchase from the United States Department of the Treasury of each share of State Bancorp’s Series A Preferred Stock issued under the Treasury’s Capital Purchase Program;

•	the inability to realize expected cost savings and synergies from the merger of State Bancorp with Valley in the amounts or in the timeframe anticipated;

•	changes in the estimate of charges related to the merger with State Bancorp;

•	costs or difficulties relating to integration matters might be greater than expected;

•	material adverse changes in Valley’s or State Bancorp’s operations or earnings;

•	the inability to retain State Bancorp’s customers and employees; and

•	other unexpected material adverse changes in our operations or earnings.

We assume no obligation for updating such forward-looking statements at any time.

Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Net income for the first quarter of 2011 was $36.6 million, or $0.22 per diluted common share, compared to $27.4 million, or $0.16 per diluted common share for the first quarter of 2010. The increase in net income was largely due to: (i) a $29.1 million increase in non-interest income mainly resulting from post-acquisition date increases in our FDIC loss-share receivable, an increase in net trading gains mainly due to an increase in non-cash mark to market gains on our junior subordinated debentures carried at fair value, increased gains on sales of investment securities, higher insurance commissions due, in part, to the December 2010 asset acquisition by our insurance subsidiary, and lower non-cash credit impairment charges on investment securities, (ii) a $2.0 million increase in net interest income mainly driven by a 13 basis point decline in the cost of average interest bearing liabilities and a reduction in high cost time deposits and long-term FHLB borrowings, partially offset by (iii) an $11.6 million increase in the provision for credit losses due to a provision for losses on covered loans totaling $18.9 million in the first quarter of 2011 resulting from additional declines in the expected cash flows caused by credit impairment within certain pools of covered loans acquired in FDIC-assisted transactions completed during March 2010, (iv) a $5.5 million increase in non-interest expense partly due to additional expenses related to the FDIC-assisted transactions, as well as higher seasonal maintenance and building repair expenses, and (v) higher income tax expense mainly resulting from an increase in our marginal rate pre-tax income.

On April 28, 2011, Valley entered into a merger agreement to acquire State Bancorp, Inc. (“State Bancorp”). State Bancorp is the holding company for State Bank of Long Island, a New York commercial bank with approximately $1.6 billion in assets and 17 branches in Nassau, Suffolk, Queens, and Manhattan. State Bancorp’s focus on providing high-

quality personal service to meet the needs of a diverse customer base, including small to middle market businesses, professional service firms, municipalities and consumers is much like Valley’s long-standing commitment to its communities and customers. Their 17 branch offices located mostly in Long Island and Queens will nicely complement Valley’s current New York City locations, including our 5 branches in Queens, and lay a stronger foundation for our continued expansion efforts into these attractive markets. The total consideration for the acquisition is estimated to be $222 million, resulting in an estimated $131 million of intangible assets which are dependent on the fair values of State Bancorp’s assets and liabilities and Valley’s stock price on the closing date of the merger. Valley anticipates the closing of the merger will occur during the fourth quarter of 2011, contingent upon receiving regulatory approval and approval of State Bancorp shareholders.

Total loans increased $180.4 million, or 7.7 percent on an annualized basis to approximately $9.5 billion at March 31, 2011 as compared to December 31, 2010 mainly due to a $122.5 million increase in our residential mortgage loans. Our residential mortgage originations continued to be one of the bright spots in our lending operations, as we originated over $320 million in new and refinanced residential mortgages in the first quarter of 2011 as compared to over $350 million in the fourth quarter of 2010, and approximately $170 million in the first quarter of 2010. Much of the loan volume in 2011 and the latter half of 2010 was due to the continued success of our one-price refinancing program with total closing costs as low as $499 including title insurance fees and the current low interest rate environment. During the first quarter of 2011, we retained over 70 percent of our residential mortgage loan originations and held them for investment purposes rather than sell the loans in the secondary market. Our decision to retain certain mortgage originations is based on the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Our commercial lending portfolio, including commercial, commercial real estate, and construction loans, increased $104.1 million during the first quarter of 2011 mainly due to a $79.5 million increase in commercial real estate loans. Much of the increase in commercial real estate loans was due to new co-op and multifamily loan relationships as we increased our business emphasis on this type of lending within our primary markets. We believe there are profitable growth opportunities in these lending areas that still offer sound credit metrics and can nicely fill in for the tepid loan demand from other commercial real estate loan types, including construction, caused by the current state of the U.S. economy and housing markets. Additionally, we experienced a general increase in loan demand from new and existing commercial and industrial loan customers during the first quarter of 2011, with the exception of our New York jeweler trade customers who continue to struggle with low demand due to the slow economy, as well as the more conservative spending habits of many consumers after the financial crisis.

Our consumer loans, including home equity, automobile, and other consumer loans, declined $26.2 million from December 31, 2010 to March 31, 2011 mainly due to a $23.3 million decline in the auto portfolio. Auto balances declined due to several factors, including our high credit standards, acceptable loan to collateral value levels, and high unemployment levels. Additionally, in an attempt to build market share, some large competitors began to offer rates and terms that are less than Valley’s profitability thresholds. These factors may continue to constrain the levels of our auto loan originations for the remainder of 2011. See further details on our loan activities under the “Loan Portfolio” section below.

Mindful of the difficult business environment and the higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at March 31, 2011. Total loans past due in excess of 30 days decreased 0.07 percent to 1.70 percent of our total loan portfolio of $9.5 billion as of March 31, 2011 compared to 1.77 percent of total loans at December 31, 2010. Our non-accrual loans decreased $3.8 million to $101.3 million, or 1.06 percent of total loans at March 31, 2011 as compared to $105.1 million, or 1.12 percent of total loans at December 31, 2010. The decrease in the amount of non-accrual loans was mainly due to a reduction in non-accrual construction loans. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we are cautiously optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of the economy and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at the levels reported as of March 31, 2011. See “Non-performing Assets” section below for further analysis of our credit quality.

Total deposits increased $358.8 million to approximately $9.7 billion at March 31, 2011 from December 31, 2010. Savings, NOW and money market deposits increased $285.1 million to $4.4 billion at March 31, 2011 as compared to December 31, 2010 largely due to $220.0 million in brokered money market funds with variable interest rates based on the U.S. dollar one month LIBOR rate plus five basis points (approximately 0.31 percent during the first quarter of 2011) used by management to partially fund investment security purchases during the first quarter of 2011. Management will likely repay this funding source from normal principal paydowns and interest from its investment securities portfolio during the remainder of 2011 based on the level of interest rates and other funding sources available for its asset/liability management strategies. Time deposits increased $59.4 million during the first quarter mainly due to new three and five-year term brokered certificates of deposit totaling $102.3 million, partially offset by the maturity of higher cost retail time deposits. The brokered deposits were primarily purchased to replace the funding from higher cost, long-term FHLB borrowings totaling $116.0 million that matured during the first quarter of 2011. Non-interest bearing deposits also increased $14.2 million as compared to December 31, 2010 mainly due to general increases in both commercial and retail deposits.

The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Return on average assets	1.03%	0.77%
Return on average shareholders’ equity	11.23	8.72
Return on average tangible shareholders’ equity (“ROATE”)	15.26	11.75

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Net income	$36,585	$27,363

Average shareholders’ equity	1,302,863	1,255,189
Less: Average goodwill and other intangible assets	(343,908)	(323,469)

Average tangible shareholders’ equity	$958,955	$931,720

Annualized ROATE	15.26%	11.75%

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

All of the above ratios were impacted by the change in fair value of our junior subordinated debentures carried at fair value. Net income included a non-cash charge of $2.9 million ($1.9 million, net of tax) for the first quarter of 2011, as compared to a non-cash charge of $3.3 million ($2.1 million, net of tax) for the same period of 2010 due to the change in fair value of the debentures.

Net Interest Income

Net interest income on a tax equivalent basis was $118.2 million for the first quarter of 2011, a $3.8 million increase from the fourth quarter of 2010 and an increase of $2.0 million from the first quarter of 2010. The increase from the first quarter of 2010 was mostly attributable to lower interest expense caused by maturing high cost time deposits and

FHLB borrowings, lower rates on interest bearing deposits, partially offset by lower yields on new loans and investments.

Average interest earning assets increased $13.4 million to $12.8 billion for the first quarter of 2011 compared to the first quarter of 2010 mainly due to improved loan growth and higher investment securities balances. Compared to the fourth quarter of 2010, average interest earning assets increased $139.6 million for the first quarter of 2011 due to an increase of $255.2 million in average taxable investments primarily related to the additional purchases of residential mortgage-backed securities, partially offset by a $114.0 million decrease in average federal funds sold and other interest bearing deposits caused by lower excess cash balances maintained at the Federal Reserve Bank of New York during the 2011 period.

Average interest bearing liabilities decreased $157.9 million to $10.4 billion for the first quarter of 2011 compared with the first quarter of 2010 mainly due to the run-off of higher cost time deposits. Compared to the fourth quarter of 2010, average interest bearing liabilities increased $133.8 million for the first quarter of 2011. Average interest bearing deposits increased $144.0 million mainly due to brokered money market deposits used to fund the additional purchases of taxable investment securities and $102.3 million of new three and five-year term brokered certificates of deposit mainly used to replace $116 million of maturing FHLB borrowings with a weighted average interest rate of 4.91 percent. The maturing FHLB borrowings primarily caused a $45.0 million decrease in average long-term borrowings during the first quarter of 2011.

Interest income, on a tax equivalent basis increased $2.7 million for the first quarter of 2011 compared to the fourth quarter of 2010 primarily due to higher interest income from taxable investments. Interest income from taxable investments, on a tax equivalent basis increased $2.6 million or 9.1 percent for the three months ended March 31, 2011 compared to the fourth quarter of 2010. The quarter over quarter increase was driven by higher average taxable investment balances due to the aforementioned purchases of residential mortgage-backed securities, partially offset by lower yields on such new investments replacing principal paydowns on higher yielding investments. Although interest income from loans remained relatively unchanged as compared to the fourth quarter of 2010, the accretion on covered loan pools increased approximately $2.7 million during the first quarter of 2011 as these pools, on an aggregate basis, continue to perform better than expected at the acquisition dates.

Interest expense decreased $1.0 million for the first quarter of 2011 as compared to the fourth quarter of 2010 primarily due to the maturity of $116 million of higher cost long-term FHLB advances and lower rates on deposits and borrowings, partially offset by higher interest expense on average savings, NOW and money market deposits and time deposits largely due to new funding from low cost brokered money market and time deposits obtained in the 2011 period.

The net interest margin on a tax equivalent basis was 3.71 percent for the first quarter of 2011, an increase of 8 basis points from 3.63 for the fourth quarter of 2010, and an increase of 6 basis points from 3.65 percent for the quarter ended March 31, 2010. The yield on average interest earning assets increased by three basis points from the fourth quarter of 2010 due to a moderate increase in yield on average loans, which benefited from an increase in accretion from covered loan pools, and an increase in the yield on average non-taxable investment securities. These increases were partially offset by a decline of four basis points in yield on taxable investments as principal paydowns and funds obtained through brokered deposit sources were invested in lower yielding securities during the period. The cost of average interest bearing liabilities declined six basis points from the fourth quarter of 2010 mainly due to (i) a five basis point decrease in the cost of average long-term borrowings due to the maturity of higher cost FHLB advances, (ii) a four basis point decrease in the cost of average time deposits due to the run-off of higher cost deposits, and (iii) a two basis point decline in the cost of average savings, NOW, and money market accounts mainly caused by lower cost brokered money market deposits.

Based on the current level of interest rates, we anticipate lower yields on new loans and investments during the second quarter of 2011 which may negatively impact our net interest income. However, we believe our first quarter loan growth (much of which was in March 2011), additional accretion from certain loan pools with higher forecasted cash flows than was originally expected at the acquisition dates, the maturity of $90 million in FHLB borrowings with a weighted average interest rate of 5.07 percent in April 2011, and the continued maturity of higher rate certificates of deposit should positively impact our net interest income and margin and mitigate some of the impact of the low level of interest rates on our net interest income and margin.

The following table reflects the components of net interest income for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2011			December 31, 2010			March 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,458,201	$133,625	5.65%	$9,458,332	$133,480	5.64%	$9,422,162	$135,371	5.75%
Taxable investments (3)	2,823,185	31,636	4.48	2,567,952	29,007	4.52	2,720,110	31,880	4.69
Tax-exempt investments (1)(3)	400,049	3,854	3.85	401,511	3,815	3.80	371,234	3,917	4.22
Federal funds sold and other interest bearing deposits	79,208	55	0.28	193,212	125	0.26	233,750	154	0.26

Total interest earning assets	12,760,643	169,170	5.30	12,621,007	166,427	5.27	12,747,256	171,322	5.38

Allowance for loan losses	(126,944)			(117,899)			(105,023)
Cash and due from banks	328,998			327,161			332,562
Other assets	1,230,925			1,247,964			1,148,960
Unrealized gains on securities available for sale, net	20,634			21,746			2,893

Total assets	$14,214,256			$14,099,979			$14,126,648

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,303,555	$4,679	0.43%	$4,198,511	$4,742	0.45%	$4,071,641	$4,860	0.48%
Time deposits	2,731,981	12,166	1.78	2,693,056	12,247	1.82	3,116,322	15,598	2.00

Total interest bearing deposits	7,035,536	16,845	0.96	6,891,567	16,989	0.99	7,187,963	20,458	1.14
Short-term borrowings	241,786	341	0.56	207,027	350	0.68	192,498	331	0.69
Long-term borrowings (4)	3,073,543	33,741	4.39	3,118,510	34,610	4.44	3,128,309	34,309	4.39

Total interest bearing liabilities	10,350,865	50,927	1.97	10,217,104	51,949	2.03	10,508,770	55,098	2.10

Non-interest bearing deposits	2,488,726			2,529,687			2,315,621
Other liabilities	71,802			65,048			47,068
Shareholders’ equity	1,302,863			1,288,140			1,255,189

Total liabilities and shareholders’ equity	$14,214,256			$14,099,979			$14,126,648

Net interest income/interest rate spread (5)		$118,243	3.33%		$114,478	3.24%		$116,224	3.28%

Tax equivalent adjustment		(1,351)			(1,337)			(1,373)

Net interest income, as reported		$116,892			$113,141			$114,851

Net interest margin (6)			3.66%			3.59%			3.60%
Tax equivalent effect			0.05%			0.04%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.71%			3.63%			3.65%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2011 Compared with March 31, 2010
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)

Interest Income:
Loans*	$516	$(2,262)	$(1,746)
Taxable investments	1,183	(1,427)	(244)
Tax-exempt investments*	292	(355)	(63)
Federal funds sold and other interest bearing deposits	(107)	8	(99)

Total increase (decrease) in interest income	1,884	(4,036)	(2,152)

Interest Expense:
Savings, NOW and money market deposits	267	(448)	(181)
Time deposits	(1,812)	(1,620)	(3,432)
Short-term borrowings	76	(66)	10
Long-term borrowings and junior subordinated debentures	(601)	33	(568)

Total decrease in interest expense	(2,070)	(2,101)	(4,171)

Total increase (decrease) in net interest income	$3,954	$(1,935)	$2,019

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Trust and investment services	$2,023	$1,875
Insurance commissions	4,423	3,196
Service charges on deposit accounts	5,650	6,274
Gains on securities transactions, net	2,679	863
Net impairment losses on securities recognized in earnings	(825)	(2,593)
Trading gains (losses), net
Trading securities	493	236
Junior subordinated debentures carried at fair value	2,889	(3,266)

Total trading gains (losses), net	3,382	(3,030)
Fees from loan servicing	1,197	1,236
Gains on sales of loans, net	3,609	2,520
Gains on sales of assets, net	57	86
Bank owned life insurance	1,706	1,543
Change in FDIC loss-share receivable	16,235	—
Other	4,651	3,707

Total non-interest income	$44,787	$15,677

Insurance commissions increased $1.2 million for the three months ended March 31, 2011 as compared to the same period in 2010 mainly due to additional commissions generated from our insurance subsidiary’s agency asset acquisition during December 2010. See Note 4 to the consolidated financial statements for more details.

Service charges on deposit accounts decreased $624 thousand during the first quarter of 2011 as compared to the same quarter in 2010, mainly due to a decrease in non-sufficient funds charges and overdraft protection fees. The decline in these fees reflects both better account management by our customers caused, in part, by economic uncertainty and higher savings rates, and new regulatory restrictions on overdraft charges enacted during the third quarter of 2010.

Net gains on securities transactions increased $1.8 million for the three months ended March 31, 2011 mainly due to $2.1 million gains recognized on the sale of approximately $239 million in residential mortgage-backed securities issued by U.S. government sponsored agencies that were classified as available for sale during the quarter ended March 31, 2011. During the first quarter of 2010, the net gains on securities transactions totaled $863 thousand and were mainly due to the sale of $233.0 million in U.S. Treasury securities classified as available for sale.

Net impairment losses on securities decreased $1.8 million from $2.6 million for the first quarter of 2010. During the three months ended March 31, 2011, we recognized $825 thousand in additional estimated credit losses on one previously impaired pooled trust preferred security, as compared to the net impairment losses totaling $2.6 million during the first quarter of 2010 due to estimated credit losses on two previously impaired trust preferred and three previously impaired private label mortgage-backed securities. See the “Investment Securities Portfolio” section of this MD&A and Note 7 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading gains represent the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio and the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value. Net trading gains increased $6.4 million to $3.4 million for the three months ended March 31, 2011 as compared to a net trading loss of $3.0 million for the first quarter of 2010. This increase was primarily caused by a $6.2 million increase in non-cash mark to market gains on our junior subordinated debentures carried at fair value.

Net gains on sales of loans increased $1.1 million during the first quarter of 2011 primarily as a result of slightly higher volumes of conforming residential loans sold into the secondary market during the quarter ended March 31, 2011 as compared to the same quarter in 2010.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition (See Note 8 to the consolidated financial statements). Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from a change in the estimated credit losses on the pools of covered loans, non-interest income from reimbursable expenses incurred during the period, as well as non-interest income related to the accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates. During the three months ended March 31, 2011, we recognized $16.2 million in non-interest income attributable to changes in the FDIC loss-share receivable. This amount consisted of $17.7 million caused by additional estimated credit losses on covered loans and $928 thousand of reimbursable expenses under the loss sharing agreements, partially offset by a $2.4 million adjustment for increased cash flows from certain loan pools in excess of originally forecasted cash flows, which are recognized on a prospective basis.

Other non-interest income increased $944 thousand during the quarter ended March 31, 2011 partly due to various settlement items collected from the FDIC in connection with the FDIC-assisted transactions.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Salary and employee benefits expense	$44,125	$44,273
Net occupancy and equipment expense	17,186	15,941
FDIC insurance assessment	3,329	3,433
Amortization of other intangible assets	1,962	1,700
Professional and legal fees	3,773	2,119
Advertising	1,482	912
Other	11,972	9,976

Total non-interest expense	$83,829	$78,354

Net occupancy and equipment expense increased $1.2 million for the three months ended March 31, 2011 mainly due to increased seasonal maintenance and building repairs as compared to the same period in 2010.

Professional and legal fees increased $1.7 million for the first quarter of 2011 as compared to the same period in 2010 primarily due to increases caused by legal expenses related to assets acquired in the two FDIC-assisted transactions in March 2010, most of which will be reimbursable under the loss sharing agreements with the FDIC.

Advertising expense increased $570 thousand during the three months ended March 31, 2011 as compared to the same period a year ago mainly due to an increase in promotional campaigns including television and radio.

Other non-interest expense increased $2.0 million during the first quarter of 2011 as compared to the same period in 2010 primarily due to a $1.4 million increase in other real estate owned expenses caused by additional expenses related to the FDIC-assisted transactions and a $479 thousand write down of a repossessed aircraft. The reimbursable portion of the other real estate owned expenses under the FDIC loss sharing agreements is recognized as non-interest income due to the change in our FDIC loss-share receivable. See “Non-Interest Income” section above for more details.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 51.85 percent for the three months ended March 31, 2011 compared to 60.03 percent for the same period in 2010. An improvement in our efficiency ratio in first quarter of 2011 was attributable to higher net interest income, a $16.2 million increase in non-interest income recognized due to the change in our FDIC loss-share receivable, increased trading gains and lower other-than-temporary impairment losses on securities, partially offset by the increase in non-interest expense, as compared to the same period in 2010. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $17.1 million and $12.2 million for the quarter ended March 31, 2011 and 2010, respectively and $15.3 million for the linked fourth quarter of 2010. The provision for income taxes for the quarter ended March 31, 2011 resulted in an effective tax rate of 31.9 percent compared with 30.8 percent in the quarter ended March 31, 2010 and 28.6 percent in the linked fourth quarter of 2010. The increase in the effective tax rate mainly reflects the marginal impact of higher pre-tax income.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2011, we anticipate that our effective tax rate will approximate 31 percent.

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

The following tables present the financial data for the three months ended March 31, 2011 and 2010:

		Three Months Ended March 31, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,304,909	$6,153,292	$3,302,442	$—	$12,760,643
Income (loss) before income taxes	15,566	26,112	13,562	(1,552)	53,688
Annualized return on average interest earning assets (before tax)	1.88%	1.70%	1.64%	N/A	1.68%

		Three Months Ended March 31, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,395,498	$6,026,664	$3,325,094	$—	$12,747,256
Income (loss) before income taxes	16,574	22,342	12,863	(12,216)	39,563
Annualized return on average interest earning assets (before tax)	1.95%	1.48%	1.55%	N/A	1.24%

Consumer Lending

The consumer lending segment is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average assets for the three months ended March 31, 2011 decreased $90.6 million, as compared to the first quarter of 2010. This decrease reflects the continued decline in automobile and home equity loan volumes, partially offset by an increase in our residential mortgage portfolio. Our residential mortgage loans grew by over $122 million during the first quarter of 2011 as we originated over $320 million in new and refinanced residential mortgage loans during the period. We held over 70 percent of these loan originations in our loan portfolio at March 31, 2011, as compared to the first quarter of 2010 when we sold most of our residential mortgage originations to the secondary market. Our decision to retain mortgage originations is based on the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Income before income taxes during the three months ended March 31, 2011 decreased $1.0 million to $15.6 million as compared to the first quarter of 2010. The decrease was mainly caused by a $3.1 million decline in net interest income to $30.2 million for the first quarter of 2011 as the negative impact of lower yields on loans were only partially offset by an increase in average loans and a decrease in our cost of funds during the first quarter. Additionally, non-interest expense increased $1.8 million to $13.9 million for the first quarter of 2011 as compared to the first quarter of 2010. The negative impact of these items was partially offset by a $2.1 million increase in non-interest income and a lower provision for loan losses. The provision for loan losses decreased $1.9 million as compared to the first quarter of 2010 due, in part, to lower levels of loan charge-offs in the automobile loan portfolio.

The net interest margin decreased 28 basis points as a result of a 41 basis point decrease in interest yield, partially offset by a 13 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due to a decrease in the cost of average long-term borrowings that was mainly caused by the run-off of higher cost time deposits, as well as the maturity of higher cost FHLB borrowings during the first quarter of 2011 that were partially replaced with lower cost brokered certificates of deposit.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

Average assets for the three months ended March 31, 2011 increased $126.6 million as compared to the first quarter of 2010. This increase reflects higher commercial real estate loan volume due to our increased emphasis on co-op and multifamily loan lending in our markets and generally stronger loan demand from new and existing commercial customers during the first quarter of 2011.

For the three months ended March 31, 2011, income before income taxes increased $3.8 million to $26.1 million compared with the first quarter of 2010 primarily due to increases in non-interest income and net interest income, partially offset by an increase in the provision for loan losses. Non-interest income increased $16.9 million during the quarter ended March 31, 2011 to $18.7 million as compared to $1.8 million for the same quarter in 2010. This increase was driven by the change in our FDIC loss-share receivable principally due to additional estimated credit losses on covered loan pools. Higher average loan balances, increased yields on loans and a lower cost of funds all contributed to a $4.3 million increase in net interest income. The provision for loan losses increased $13.5 million during the first quarter of 2011 mainly due to an $18.9 million provision for losses on covered loans due to a decline in expected cash flows on certain loan pools acquired in March 2010 compared to cash flows that were expected at the acquisition dates.

The net interest margin increased 19 basis points during the first quarter of 2011 mainly as a result of a 6 basis point increase in yield on average loans and 13 basis points decrease in the costs of our funding sources as compared to the first quarter of 2010.

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

Average investments decreased $22.7 million during the first quarter of 2011 as compared to the first quarter in 2010 primarily due to the lower liquid interest bearing cash balances held at the Federal Reserve Bank as we funded a large amount of loan growth during the first quarter of 2011.

For the three months ended March 31, 2011, income before income taxes increased $699 thousand to $13.6 million for the first quarter of 2011 compared to $12.9 million for the three months ended March 31, 2010 primarily due to a $745 thousand increase in net interest income caused by a higher level of investment securities and a lower cost of funds, partially offset by lower yields on new investments.

The net interest margin increased 10 basis points during the first quarter of 2011 as compared to the same quarter one year ago mainly as a result of 13 basis points decrease in costs associated with our funding sources, partially offset by lower yields on new investments as we have primarily purchased U.S. Treasury securities and residential mortgage-backed securities issued by Ginnie Mae.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including net trading and securities gains (losses), and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to $100 million in subordinated notes, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment decreased $10.7 million to $1.5 million for the three months ended March 31, 2011 as compared to $12.2 million for the three months ended March 31, 2010. Non-interest income increased $9.9 million mainly due to increases in net trading gains and net gains on securities transactions. Net trading gains increased $6.4 million during the first quarter of 2011 mainly due to non-cash mark to market gains on our trust preferred debentures carried at fair value. Net gains on securities transactions increased $1.8 million mainly due to gains on the sale of $239.0 million in residential mortgage-backed securities issued by government agencies that were classified as available for sale in the 2011 period.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2011. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2011. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2011. Although the size of Valley’s balance sheet is forecasted to remain constant as of March 31, 2011 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the first quarter of 2011. The model utilizes an immediate parallel shift in the market interest rates at March 31, 2011.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)

+200	$4,928	1.07%
+100	(683)	(0.15)
-100	(9,051)	(1.96)

The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table above, due to the frequency and timing of changes in interest rates, and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, we believe that a 100 basis point decrease in interest rates as of March 31, 2011 is unlikely given current interest rate levels. A 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next twelve months by only 0.15 percent. The lack of balance sheet sensitivity to such a move in interest rates, is due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management) which currently exceeds the U.S. prime rate by 125 basis points. Additional information regarding our use of these prime rates can be found under the “Net Interest Income” section included in Part II Item 7 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2010. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we have positioned a large portion of our investment portfolio in short-duration securities and residential mortgage-backed securities that will allow us to benefit from a potential rise in interest rates. Specifically, we expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period.

Our interest rate caps designated as cash flow hedging relationships, are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates.

Our interest rate swaps designated as cash flow hedging relationships, are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate. We have interest rate caps with a $200 million notional value, which protect us from upward increases in interest rates on certain deposits and short-term borrowings, and are accounted for as cash flow hedges. During the fourth quarter of 2010, Valley entered into two cash flow hedge interest rate swaps with a notional amount of $200 million that are forward starting (October 2011) with pay fixed and receive floating rates. The floating rate leg of the transaction is indexed to the prime rate as reported by the Federal Reserve Bank. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the current low level of interest rates, the strike rate of these instruments, and the forward effective date applicable to the swaps, the cash flow hedge interest rate caps and swaps are expected to have little immediate impact on our net interest income should market interest rates begin to rise during the remainder of 2011. See Note 14 to the consolidated financial statements for additional information concerning our derivative transactions.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At March 31, 2011, the Bank was in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity maturing within one year, investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold. The residential mortgage-backed securities portfolio is a significant source of our liquidity through the monthly cash flow of principal and interest. The liquid assets totaled approximately $1.6 billion and $1.7 billion as of March 31, 2011 and December 31, 2010, respectively, representing 12.8 percent and 13.5 percent of earning assets at March 31, 2011 and December 31, 2010, respectively. Of the $1.6 billion of liquid assets at March 31, 2011, approximately $571 million of various investment securities were pledged to counterparties to support our earning asset funding strategies.

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

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.4 billion for the first quarter of 2011 and $8.3 billion for the year ended December 31, 2010, representing 65.7 percent and 65.8 percent of average earning assets at March 31, 2011 and December 31, 2010, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2011, our borrowing capacity under the Fed’s discount window was approximately $943 million as compared to $948 million at December 31, 2010.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Our short-term borrowings decreased approximately $13.5 million to $178.8 million at March 31, 2011 as compared to $192.3 million at December 31, 2010 as a result of decreases in customer repo balances and treasury tax and loan accounts totaling $9.5 million and $4.0 million, respectively. At March 31, 2011, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of March 31, 2011, we had approximately $1.9 billion, $1.1 billion, and $32.4 million in held to maturity, available for sale and trading securities, respectively. During the three months ended March 31, 2011, we recognized net gains on securities transactions of $2.7 million primarily due to the sale of $239.0 million in residential mortgage-backed securities issued by U.S. government sponsored agencies that were classified as available for sale.

At March 31, 2011, our investment portfolio was comprised of U.S Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 19 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (“bank issuers”) (including 3 pooled securities), corporate bonds (most of which were purchased prior to the financial crisis in 2008 and 2009) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by U.S. government sponsored agencies, including Fannie Mae, Freddie Mac and Ginnie Mae.

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

The investment grades in the table below reflect the most current independent analysis performed by third parties of each security as of the date presented and not necessarily the investment grades at the date of our purchase of the securities. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not accurately reflect the actual credit quality of each security and should not be viewed in isolation as a measure of the quality of our investment portfolio.

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2011.

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)

Held to maturity
Investment grades:*
AAA Rated	$1,255,371	$30,673	$(6,385)	$1,279,659
AA Rated	137,883	2,317	(489)	139,711
A Rated	98,366	2,700	(580)	100,486
BBB Rated	118,724	4,092	(5,188)	117,628
Non-investment grade	28,800	2,925	(372)	31,353
Not rated	242,445	121	(54,683)	187,883

Total investment securities held to maturity	$1,881,589	$42,828	$(67,697)	$1,856,720

Available for sale
Investment grades:*
AAA Rated	$821,625	$35,047	$(655)	$856,017
AA Rated	23,176	455	(2,892)	20,739
A Rated	41,652	790	(7,168)	35,274
BBB Rated	56,300	885	(4,596)	52,589
Non-investment grade	102,988	3,637	(3,396)	103,229
Not rated	25,471	445	(129)	25,787

Total investment securities available for sale	$1,071,212	$41,259	$(18,836)	$1,093,635

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $242.4 million in investments not rated by the rating agencies with aggregate unrealized losses of $54.7 million at March 31, 2011. The unrealized losses for this category relate mainly to 7 single-issuer bank trust preferred securities, of which $40.3 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of March 31, 2011 (see the “Held to Maturity” section of Note 7 to the consolidated financial statements for further information regarding our analysis of this bank issuer). Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their contractual terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

Although the majority of these financial institutions were current in their debt service payments at March 31, 2011, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-

than-temporary impairment charges to our future earnings. Over the past several years, many banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal. A FDIC receivership for any single-issuer would result in a significant loss. See Note 7 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $103.0 million and $103.2 million, respectively, at March 31, 2011. The $3.4 million in unrealized losses for this category mainly relate to 2 pooled trust preferred securities and 2 private mortgage-backed securities. We have found three of the four securities to be temporarily impaired in previous quarters. At March 31, 2011, we recorded additional credit impairment charges on one of the pooled trust preferred securities as discussed further in the “Other-than-temporarily impaired securities” section below and Note 7 to the consolidated financial statements.

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

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Available for sale:
Residential mortgage-backed securities	$—	$216
Trust preferred securities	825	2,377

Net impairment losses on securities recognized in earnings	$825	$2,593

For the three months ended March 31, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of two previously impaired pooled trust preferred securities. After recognition of all credit impairments, this security had an amortized cost and fair value of $2.6 million and $1.2 million, respectively, at March 31, 2011. During the first quarter of 2010, Valley recognized additional estimated credit losses on two previously impaired trust preferred securities and three private label mortgage-backed securities.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	($ in thousands)

Non-covered loans
Commercial and industrial	$1,859,626	$1,825,066	$1,824,014	$1,760,071	$1,765,431
Commercial real estate:
Commercial real estate	3,457,768	3,378,252	3,406,089	3,444,169	3,483,378
Construction	418,304	428,232	440,929	437,115	433,999

Total commercial real estate	3,876,072	3,806,484	3,847,018	3,881,284	3,917,377

Residential mortgage	2,047,898	1,925,430	1,890,439	1,911,466	1,893,279
Consumer:
Home equity	492,328	512,745	531,168	545,607	553,951
Automobile	827,485	850,801	877,298	866,313	934,118
Other consumer	106,184	88,614	84,724	80,909	80,514

Total consumer loans	1,425,997	1,452,160	1,493,190	1,492,829	1,568,583

Total non-covered loans	9,209,593	9,009,140	9,054,661	9,045,650	9,144,670

Covered loans (1)	336,576	356,655	377,036	385,326	425,042

Total loans (2)	$9,546,169	$9,365,795	$9,431,697	$9,430,976	$9,569,712

As a percent of total loans:
Commercial and industrial	19.5%	19.5%	19.4%	18.7%	18.5%
Commercial real estate	40.6	40.6	40.8	41.2	40.9
Residential mortgage	21.5	20.6	20.0	20.2	19.8
Consumer loans	14.9	15.5	15.8	15.8	16.4
Covered loans	3.5	3.8	4.0	4.1	4.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $7.3 million, $9.3 million, $9.0 million, $9.2 million, and $8.6 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively.

Non-covered Loans

Non-covered loans are loans not subject to loss-sharing agreements with the FDIC. Non-covered loans increased $200.5 million, or 8.9 percent on an annualized basis, to approximately $9.2 billion at March 31, 2011 from December 31, 2010. The linked quarter increase was mainly comprised of increases in residential mortgage, commercial real estate, and commercial loans of $122.5 million, $79.5 million, and $34.6 million, respectively, partially offset by decreases of $23.3 million and $20.4 million in automobile and home equity loans, respectively. Residential mortgage loans increased due to the success of our $499 refinance program, including our television and radio ad campaigns during the first quarter, and the current low level of market interest rates. Our decision to retain mortgage originations is based on the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. Commercial real estate loans increased during the quarter partly due to our increased emphasis on co-op and multifamily loan lending in our markets. We also experienced a somewhat stronger demand from new and existing commercial customers during the first quarter of 2011. Automobile loan balances have continued to decline due to several factors, including our high credit standards, acceptable loan to collateral value levels, and high unemployment levels. Additionally, in an attempt to build market share, some large competitors have continued to offer rates and terms that are less than Valley’s profitability thresholds. These factors may continue to constrain the levels of our auto loan originations for the remainder of 2011. Home equity loans also continued to decline during the quarter, in part, due to customer paydowns made in conjunction with first mortgage refinance activity.

Despite the overall loan growth in the first quarter of 2011, we may experience declines in the loan portfolio during the reminder of 2011 and beyond due to a slow economic recovery cycle, increases in market interest rates, high unemployment, increased competition for quality borrowers, or a change in asset/liability management strategy.

Covered Loans

Loans for which the Bank will share losses with the FDIC are referred to as “covered loans,” and consist of loans acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans and totaled $336.6 million at March 31, 2011 as compared to $356.7 million at December 31, 2010. Under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the covered loans were aggregated and accounted for as pools of loans based on common risk characteristics.

Covered loans are subject to the Bank’s credit review and monitoring. During the quarter ended March 31, 2011, certain pools of covered loans experienced decreases in their expected cash flows based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. Accordingly, we recorded an $18.9 million provision for losses on covered loans as a component of our provision of credit losses in the consolidated statement of income for the quarter ended March 31, 2011. The provision for losses on covered loans was partially offset by a $17.7 million increase in our FDIC loss-share receivable for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements. This increase in FDIC loss-share receivable was recorded as a component of non-interest income.

Although we recognized credit impairment during the quarter, on an aggregate basis the acquired pools of covered loans are performing better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For these pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on loans over future periods. Additionally, as the future projected cash flows materialize, we will reduce the FDIC loss-share receivable by the guaranteed portion of the amount received. During the first quarter of 2011, we reduced our FDIC loss-share receivable by a charge to non-interest income of $2.4 million due to the effect of additional cash flows received on pooled loans for the period. See Note 8 to the consolidated financial statements for more details on our covered loans.

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” on our statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition dates for the two FDIC-assisted transactions, we recorded an aggregate FDIC loss-share receivable of $108.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. The FDIC loss-share receivable is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable and the immediate recognition of non-interest income in our financial statements. However, reductions in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC.

Our FDIC loss-share receivable totaled $90.6 million and $89.4 million at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, we recorded a $17.7 million increase in the FDIC loss-share receivable due to the covered portion of the additional credit impairment on certain covered loan pools, noted under “Covered Loans” above and $928 thousand for other reimbursable expenses from the FDIC. Partially offsetting these increases, we reduced our FDIC loss-share receivable by $2.4 million due to a yield adjustment for increased cash flows from certain loan pools in excess of originally forecasted cash flows, which are recognized on a prospective basis, as well as quarterly receipts of our claims under the loss-sharing agreements of $15.0 million.

See Notes 4 and 8 to the consolidated financial statements for further details on our covered loans, FDIC loss-share receivable, and the FDIC-assisted transactions.

Non-performing Assets

Non-performing assets (not including covered loans) include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consist of automobiles, as well as one aircraft at March 31, 2011. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. See Note 8 to the consolidated financial statements for details about our impaired and non-accrual loan accounting policies. Given the persistently weak economy, and relative to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio at March 31, 2011 and has moderately declined since December 31, 2010 as shown in the table below.

The following table sets forth by loan category, accruing past due and non-performing assets on non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	($ in thousands)

Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$11,007	$13,852	$9,917	$14,262	$14,633
Commercial real estate	14,025	14,563	7,281	6,001	11,365
Construction	11,860	2,804	3,750	5,810	12,747
Residential mortgage	12,373	12,682	13,426	8,421	9,659
Consumer	9,565	14,638	15,937	17,088	16,302

Total 30 to 89 days past due	58,830	58,539	50,311	51,582	64,706

90 or more days past due:
Commercial and industrial	12	12	722	502	501
Commercial real estate	—	—	1,424	1,608	1,039
Construction	—	196	—	1,507	—
Residential mortgage	1,201	1,556	1,297	1,676	1,331
Consumer	575	723	924	786	1,180

Total 90 or more days past due	1,788	2,487	4,367	6,079	4,051

Total accruing past due loans	$60,618	$61,026	$54,678	$57,661	$68,757

Non-accrual loans:(1)
Commercial and industrial	$16,476	$13,721	$16,967	$16,240	$12,559
Commercial real estate	31,759	32,981	29,833	30,798	28,869
Construction	21,402	27,312	29,535	28,581	23,975
Residential mortgage	28,923	28,494	27,198	25,916	24,053
Consumer	2,730	2,547	2,069	1,975	2,140

Total non-accrual loans	101,290	105,055	105,602	103,510	91,596

Other real estate owned (“OREO”) (2)	10,904	10,498	4,698	4,633	4,534
Other repossessed assets	960	1,707	1,849	1,666	2,554

Total non-performing assets (“NPAs”)	$113,154	$117,260	$112,149	$109,809	$98,684

Performing troubled debt restructured loans	$91,673	$89,696	$48,229	$47,959	$3,575
Total non-accrual loans as a % of loans	1.06%	1.12%	1.12%	1.10%	0.96%
Total NPAs as a % of loans and NPAs	1.17	1.24	1.18	1.15	1.02
Total accruing past due and non-accrual loans as a % of loans	1.70	1.77	1.70	1.71	1.68
Allowance for losses on non-covered loans as a % of non-accrual loans	118.18	112.63	107.75	106.89	112.98

(1)	Past due loans and non-accrual loans exclude loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pool basis.
(2)	This table excludes OREO that is related to the LibertyPointe Bank and The Park Avenue Bank FDIC assisted transactions. OREO related to the FDIC-assisted transactions, which totaled $6.7 million, $7.8 million, $12.5 million, $12.6 million and $7.6 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively, is subject to the loss-sharing agreements with the FDIC.

Total non-performing assets (“NPAs”) totaled $113.2 million, or 1.17 percent of loans and NPAs at March 31, 2011 compared to $117.3 million, or 1.24 percent of loans and NPAs at December 31, 2010. The $4.1 million decrease in non-performing assets was mainly due to a $5.9 million decline in non-accrual construction loans. The decline was mostly due to one $2.9 million loan relationship which is now performing, and another $3.2 million loan relationship that paid off during the first quarter of 2011.

Non-accrual loans decreased to $101.3 million at March 31, 2011 as compared to $105.1 million at December 31, 2010 mainly due to the aforementioned decline in non-accrual construction loans. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $152.0 million at March 31, 2011 and had $15.7 million in related specific reserves included in our total allowance for loan losses. OREO and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled a combined $11.9 million at March 31, 2011 as compared to $12.2 million at December 31, 2010.

Loans past due 90 days or more and still accruing decreased to $1.8 million, or 0.02 percent of total loans at March 31, 2011 compared to $2.5 million, or 0.03 percent at December 31, 2010 primarily due to moderate declines in construction, residential mortgage, and consumer loans within this delinquency category.

Performing troubled debt restructured loans (“restructured loans”) with modified terms and not reported as loans 90 days or more past due and still accruing or as non-accrual loans, are performing restructured loans to customers experiencing financial difficulties where a concession has been granted. Our performing restructured loan balances totaled $91.7 million at March 31, 2011 and consisted of 43 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 44 loans totaling $89.7 million at December 31, 2010. On an aggregate basis, the $91.7 million in performing restructured loans at March 31, 2011 had a weighted average modified interest rate of approximately 5.17 percent as compared to a yield of 5.65 percent on the entire loan portfolio for the first quarter of 2011.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for losses on non-covered loans, the allowance for unfunded letters of credit, and the allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable losses inherent in the loan portfolio and unfunded letters of credit commitments at the balance sheet dates, based on ongoing evaluations of the loan portfolio. Our methodology for evaluating the appropriateness of the allowance for non-covered loans includes:

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

Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. Allowance for credit losses methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors largely beyond our control, including the view of the Office of the Comptroller of the Currency (“OCC”) toward loan classifications, performance of the loan portfolio, and the economy. The OCC may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	($ in thousands)

Average loans outstanding	$9,458,201	$9,458,332	$9,422,162

Beginning balance - Allowance for credit losses	$126,504	$115,715	$103,655

Loans charged-off:
Commercial and industrial	(6,672)	(1,593)	(8,681)
Commercial real estate	(823)	(100)	(656)
Construction	—	(1,314)	(419)
Residential mortgage	(783)	(730)	(535)
Consumer	(1,758)	(2,009)	(3,873)

	(10,036)	(5,746)	(14,164)

Charged-off loans recovered:
Commercial and industrial	448	804	2,362
Commercial real estate	21	17	94
Construction	—	—	—
Residential mortgage	21	17	5
Consumer	602	598	720

	1,092	1,436	3,181

Net charge-offs (includes $5.1 million of covered loan charge-offs for the period ended March 31, 2011)	(8,944)	(4,310)	(10,983)
Provision charged for credit losses	24,162	15,099	12,611

Ending balance - Allowance for credit losses	$141,722	$126,504	$105,283

Components of allowance for credit losses:
Allowance for non-covered loans	$119,700	$118,326	$103,486
Allowance for covered loans	20,147	6,378	—

Allowance for loan losses	139,847	124,704	103,486

Allowance for unfunded letters of credit	1,875	1,800	1,797

Allowance for credit losses	$141,722	$126,504	$105,283

Components of provision for credit losses:
Provision for losses on non-covered loans	$5,205	$8,850	$12,479
Provision for losses on covered loans	18,882	6,378	—

Provision for loan losses	24,087	15,228	12,479

Provision for unfunded letters of credit	75	(129)	132

Provision for credit losses	$24,162	$15,099	$12,611

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.16%	0.18	%0.47%
Ratio of total net charge-offs to average loans outstanding	0.38	0.18	0.47
Allowance for non-covered loan losses as a % of non-covered loans	1.30	1.31	1.13
Allowance for credit losses as a % of total loans	1.48	1.35	1.10

Net loan charge-offs increased $4.6 million to $8.9 million for the three months ended March 31, 2011 compared with the fourth quarter of 2010 mainly due to $5.1 million in charge-offs on impaired covered loans (primarily included in the commercial and industrial loan category of loans charged-off in the table above) during the first quarter of 2011. The charge-offs on impaired covered loans are substantially covered by loss-sharing agreements with the FDIC.

The provision for credit losses totaled $24.2 million for the first quarter of 2011 as compared to $15.1 million for the linked fourth quarter of 2010 mainly due to a $12.5 million increase in the provision for losses on covered loans caused by additional credit impairment within certain pools of covered loans acquired in FDIC-assisted transactions. The provision for losses on non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) and unfunded letters of credit totaled $5.3 million for the first quarter of 2011 as compared to $8.7 million for the fourth quarter of 2010. The $3.4 million decline in the provision for non-covered loans reflects, among other factors, the lower level of net charge-offs and non-performing loans during the first quarter of 2011.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2011		December 31, 2010		March 31, 2010
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
			($ in thousands)

Loan category:

Commercial and industrial loans *	$59,072	3.18%	$58,229	3.19%	$49,928	2.83%
Commercial real estate loans:
Commercial real estate	15,239	0.44	15,755	0.47	13,809	0.40
Construction	15,924	3.81	14,162	3.31	15,350	3.54

Total commercial real estate loans	31,163	0.80	29,917	0.79	29,159	0.74
Residential mortgage loans	10,884	0.53	9,128	0.47	6,156	0.33
Consumer loans:
Home equity	2,429	0.49	2,345	0.46	1,664	0.30
Auto and other consumer	9,871	1.06	12,154	1.29	12,626	1.24

Total consumer loans	12,300	0.86	14,499	1.00	14,290	0.91
Unallocated	8,156	N/A	8,353	N/A	5,750	N/A

Total non-covered loans	121,575	1.32	120,126	1.33	105,283	1.15
Covered loans	20,147	5.99	6,378	1.79	—	—

Total allowance for credit losses	$141,722	1.48	$126,504	1.35	$105,283	1.10

*	Includes the reserve for unfunded letters of credit.

The allowance for losses on non-covered loans (including the reserve for unfunded letters of credit) as a percentage of non-covered loans decreased 1 basis point to 1.32 percent at March 31, 2011 as compared to 1.33 percent at December 31, 2010 and increased 17 basis points as compared to 1.15 percent at March 31, 2010. As a percentage of non-covered loans, the allowance for losses on non-covered loans remained relatively unchanged from December 31, 2010 as improved loss experience and outlook for the automobile portfolio within consumer loans was mostly negated by increased reserves for residential mortgage and construction loans caused, in part, by the soft housing markets and high unemployment. The increase from one year ago was mainly the result of an increase in the allowance attributable to higher loss factors applied to residential mortgage loans due to continued weakness in the housing markets and increased specific reserves for impaired commercial and industrial loans and commercial real estate loans, partially offset by lower loss factors applied to consumer loans. Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at March 31, 2011.

The allowance for losses on covered loans increased to $20.1 million at March 31, 2011 as compared to $6.4 million at December 31, 2010 due to an $18.9 million provision recorded for additional declines in the expected cash flows from covered loan portfolio caused by credit impairment within certain pools of covered loans acquired in March 2010, partially offset by loan charge-offs totaling $5.1 million during the first quarter of 2011. The charge-offs on loans in impaired covered loan pools are substantially covered by loss-sharing agreements with the FDIC. See Note 7 to the consolidated financial statements for more details.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2011 and December 31, 2010, shareholders’ equity totaled approximately $1.3 billion for both periods, or 9.1 percent and 9.2 percent of total assets, respectively. During the three months ended March 31, 2011, total shareholders’ equity moderately increased mainly due to net income of $36.6 million, a $2.1 million decrease in our accumulated other comprehensive loss, and 154 thousand shares of treasury stock reissued under our dividend reinvestment plan for net proceeds totaling $2.1 million, partially offset by cash dividends on common stock totaling $29.1 million.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at March 31, 2011 was a $14.0 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $13.4 million net unrealized gain, net of deferred tax at December 31, 2010. Also, included as a component of accumulated other comprehensive loss at March 31, 2011 was a charge of $18.1 million, net of deferred tax, representing the unfunded portion of Valley’s various pension obligations, and a $459 thousand unrealized gain on derivatives, net of deferred tax used in cash flow hedging relationships.

In 2007, Valley’s Board of Directors approved a publicly announced repurchase plan, which allows for the repurchase of up to 4.5 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. The repurchase plan has no stated expiration date and has approximately 3.9 million shares available for repurchase as of March 31, 2011. Under this repurchase plan, Valley made no purchases of its outstanding shares during the quarter ended March 31, 2011. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the quarter ended March 31, 2011 Valley purchased approximately 9 thousand shares of its outstanding common stock at an average price of $13.04 related to stock awards.

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at March 31, 2011 and December 31, 2010.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	( $ in thousands)

As of March 31, 2011
Total Risk-based Capital
Valley	$1,366,893	13.0%	$840,253	8.0%	$	N/A	N/A	%
Valley National Bank	1,305,913	12.5	838,664	8.0		1,048,330	10.0
Tier 1 Risk-based Capital
Valley	1,155,063	11.0	420,126	4.0		N/A	N/A
Valley National Bank	1,094,178	10.4	419,332	4.0		628,998	6.0
Tier 1 Leverage Capital
Valley	1,155,063	8.3	555,275	4.0		N/A	N/A
Valley National Bank	1,094,178	7.9	554,418	4.0		693,023	5.0

As of December 31, 2010
Total Risk-based Capital
Valley	$1,349,832	12.9%	$836,268	8.0%	$	N/A	N/A	%
Valley National Bank	1,291,928	12.4	834,728	8.0		1,043,410	10.0
Tier 1 Risk-based Capital
Valley	1,143,328	10.9	418,134	4.0		N/A	N/A
Valley National Bank	1,085,424	10.4	417,364	4.0		626,046	6.0
Tier 1 Leverage Capital
Valley	1,143,328	8.3	550,665	4.0		N/A	N/A
Valley National Bank	1,085,424	7.9	549,860	4.0		687,325	5.0

Valley’s Tier 1 capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of March 31, 2011 and December 31, 2010. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. The Dodd-Frank Act was signed into law on July 21, 2010 and imposes new capital requirements on bank and thrift holding companies, including the phase out (through January 2016) of trust preferred securities being permitted in Tier 1 capital for holding companies with consolidated assets of $15 billion or more. Based on our current interpretation of the Dodd-Frank Act, holding companies with less than $15 billion in consolidated assets, such as Valley, will continue to be permitted to include trust preferred securities issued before May 19, 2010 in Tier 1 capital within regulatory limits even if its total assets exceed $15 billion in the future. Based on this final law and regulatory guidelines, Valley included all of its outstanding trust preferred securities in Tier 1 capital at March 31, 2011.

Book value per share was $7.71 and $7.64 at March 31, 2011 and December 31, 2010, respectively. Tangible book value per share amounted to $5.68 and $5.61 at March 31, 2011 and December 31, 2010, respectively. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2011	December 31, 2010
	($ in thousands except for share data)

Common shares outstanding	169,678,227	169,533,626

Shareholders’ equity	$1,307,524	$1,295,205
Less: Goodwill and other intangible assets	343,214	343,541

Tangible shareholders’ equity	$964,310	$951,664

Tangible book value per common share	$5.68	$5.61

Book value per share	$7.71	$7.64

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

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 22.7 percent for the three months ended March 31, 2011, but was somewhat positively impacted by net trading gains caused primarily by non-cash mark to market gains on the fair value of junior subordinated debentures and net gains on securities transaction, partially offset by net impairment losses on securities. While we expect that our rate of earnings retention to remain at acceptable levels in future periods, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the continued recessionary economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.17 per common share for both the three months ended March 31, 2011 and 2010. The Board continued the cash dividend, which remained unchanged during the first quarter of 2011 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the OCC has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010 in the MD&A section – “Off-Balance Sheet Arrangements” and Notes 13 and 14 to the consolidated financial statements included in this report.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1, 2011 to January 31, 2011	23	(2)	$12.50	—	3,916,633
February 1, 2011 to February 28, 2011	8,503	(2)	13.05	—	3,916,633
March 1, 2011 to March 31, 2011	—			—	3,916,633

Total	8,526			—

(1)	On January 17, 2007, Valley publicly announced its intention to repurchased up to 4.5 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2011.
(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.     Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 21, 2010.

B.     By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File *, **

*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 9, 2011	/S/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2011	/S/ ALAN D. ESKOW
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer