Form 10-Q
period 2011-06-30
VALLEY NATIONAL BANCORP
filed 2011-08-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 169,997,703 shares were outstanding as of August 4, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$360,816	$302,629
Interest bearing deposits with banks	165,847	63,657
Investment securities:
Held to maturity, fair value of $2,002,359 at June 30, 2011 and $1,898,872 at December 31, 2010	2,002,650	1,923,993
Available for sale	863,196	1,035,282
Trading securities	22,101	31,894

Total investment securities	2,887,947	2,991,169

Loans held for sale, at fair value	28,385	58,958

Non-covered loans	9,282,599	9,009,140
Covered loans	308,424	356,655
Less: Allowance for loan losses	(138,626)	(124,704)

Net loans	9,452,397	9,241,091

Premises and equipment, net	264,767	265,570
Bank owned life insurance	307,373	304,956
Accrued interest receivable	59,431	59,126
Due from customers on acceptances outstanding	7,017	6,028
FDIC loss-share receivable	80,179	89,359
Goodwill	317,891	317,891
Other intangible assets, net	24,002	25,650
Other assets	513,724	417,742

Total Assets	$14,469,776	$14,143,826

Liabilities
Deposits:
Non-interest bearing	$2,561,515	$2,524,299
Interest bearing:
Savings, NOW and money market	4,316,742	4,106,464
Time	2,828,190	2,732,851

Total deposits	9,706,447	9,363,614

Short-term borrowings	171,060	192,318
Long-term borrowings	2,727,481	2,933,858
Junior subordinated debentures issued to capital trusts (includes fair value of $159,787 at June 30, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	184,941	186,922
Bank acceptances outstanding	7,017	6,028
Accrued expenses and other liabilities	361,612	165,881

Total Liabilities	13,158,558	12,848,621

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 220,974,508 shares; issued 170,146,143 shares at June 30, 2011 and 170,131,085 shares at December 31, 2010	59,891	57,041
Surplus	1,176,673	1,178,325
Retained earnings	91,867	79,803
Accumulated other comprehensive loss	(10,288)	(5,719)
Treasury stock, at cost (294,771 common shares at June 30, 2011 and 597,459 common shares at December 31, 2010)	(6,925)	(14,245)

Total Shareholders’ Equity	1,311,218	1,295,205

Total Liabilities and Shareholders’ Equity	$14,469,776	$14,143,826

*	Share data reflects the five percent common stock dividend issued on May 20, 2011.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$135,084	$136,420	$268,707	$271,789
Interest and dividends on investment securities:
Taxable	28,602	30,813	58,182	60,500
Tax-exempt	2,429	2,597	4,934	5,143
Dividends	1,591	1,281	3,647	3,474
Interest on federal funds sold and other short-term investments	88	76	143	230

Total interest income	167,794	171,187	335,613	341,136

Interest Expense
Interest on deposits:
Savings, NOW, and money market	5,082	4,813	9,761	9,673
Time	12,616	14,720	24,782	30,318
Interest on short-term borrowings	276	330	617	661
Interest on long-term borrowings and junior subordinated debentures	32,150	34,298	65,891	68,607

Total interest expense	50,124	54,161	101,051	109,259

Net Interest Income	117,670	117,026	234,562	231,877
Provision for credit losses	6,026	12,438	30,188	25,049

Net Interest Income After Provision for Credit Losses	111,644	104,588	204,374	206,828

Non-Interest Income
Trust and investment services	1,952	1,947	3,975	3,822
Insurance commissions	3,657	2,660	8,080	5,856
Service charges on deposit accounts	5,642	6,651	11,292	12,925
Gains on securities transactions, net	16,492	3,656	19,171	4,519
Other-than-temporary impairment losses on securities	—	—	—	(1,393)
Portion recognized in other comprehensive income (before taxes)	—	(2,049)	(825)	(3,249)

Net impairment losses on securities recognized in earnings	—	(2,049)	(825)	(4,642)
Trading (losses) gains, net	(1,048)	838	2,334	(2,192)
Fees from loan servicing	1,170	1,211	2,367	2,447
Gains on sales of loans, net	1,561	1,019	5,170	3,539
Gains on sales of assets, net	146	218	203	304
Bank owned life insurance	1,880	1,768	3,586	3,311
Change in FDIC loss-share receivable	(2,669)	—	13,566	—
Other	4,752	4,557	9,403	8,264

Total non-interest income	33,535	22,476	78,322	38,153

Non-Interest Expense
Salary and employee benefits expense	44,109	42,935	88,234	87,208
Net occupancy and equipment expense	15,467	16,088	32,653	32,029
FDIC insurance assessment	3,302	3,543	6,631	6,976
Amortization of other intangible assets	1,796	2,445	3,758	4,145
Professional and legal fees	3,020	2,613	6,793	4,732
Advertising	2,703	1,111	4,185	2,023
Other	12,683	11,238	24,655	21,214

Total non-interest expense	83,080	79,973	166,909	158,327

Income Before Income Taxes	62,099	47,091	115,787	86,654
Income tax expense	25,205	14,081	42,308	26,281

Net Income	$36,894	$33,010	$73,479	$60,373

Earnings Per Common Share*:
Basic	$0.22	$0.20	$0.43	$0.36
Diluted	0.22	0.20	0.43	0.36
Cash Dividends Declared per Common Share*	0.17	0.17	0.34	0.34
Weighted Average Number of Common Shares Outstanding*:
Basic	169,843,354	169,009,302	169,757,717	168,921,009
Diluted	169,852,912	169,013,634	169,766,394	168,922,864

*	Share data reflects the five percent common stock dividend issued on May 20, 2011.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$73,479	$60,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,077	7,959
Stock-based compensation	1,276	1,893
Provision for credit losses	30,188	25,049
Net amortization of premiums and accretion of discounts on securities and borrowings	5,102	5,858
Amortization of other intangible assets	3,758	4,145
Gains on securities transactions, net	(19,171)	(4,519)
Net impairment losses on securities recognized in earnings	825	4,642
Proceeds from sales of loans held for sale	173,081	159,479
Gains on sales of loans, net	(5,170)	(3,539)
Originations of loans held for sale	(137,338)	(137,786)
Gains on sales of assets, net	(203)	(304)
Change in FDIC loss-share receivable	(13,566)	—
Net change in:
Trading securities	9,793	345
Fair value of borrowings carried at fair value	(1,947)	1,847
Cash surrender value of bank owned life insurance	(3,586)	(3,311)
Accrued interest receivable	(305)	81
Other assets	25,298	29,414
Accrued expenses and other liabilities	(23,533)	7,821

Net cash provided by operating activities	126,058	159,447

Cash flows from investing activities:
Net loan (originations) repayments	(241,027)	335,225
Investment securities held to maturity:
Purchases	(272,825)	(504,364)
Maturities, calls and principal repayments	339,196	267,274
Investment securities available for sale:
Purchases	(366,123)	(244,010)
Sales	390,861	373,766
Maturities, calls and principal repayments	102,250	193,926
Death benefit proceeds from bank owned life insurance	1,169	773
Proceeds from sales of real estate property and equipment	3,946	41
Purchases of real estate property and equipment	(7,513)	(5,139)
Reimbursements from the FDIC	22,746	—
Cash and cash equivalents acquired in acquisitions	—	47,528

Net cash (used in) provided by investing activities	(27,320)	465,020

Cash flows from financing activities:
Net change in deposits	342,833	(781,064)
Net change in short-term borrowings	(21,258)	(44,193)
Repayments of long-term borrowings	(206,000)	(61,742)
Dividends paid to common shareholders	(58,151)	(57,214)
Common stock issued, net	4,215	4,530

Net cash provided by (used in) financing activities	61,639	(939,683)

Net change in cash and cash equivalents	160,377	(315,216)
Cash and cash equivalents at beginning of year	366,286	661,337

Cash and cash equivalents at end of period	$526,663	$346,121

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$100,522	$109,961
Federal and state income taxes	28,741	37,876

Supplemental schedule of non-cash investing activities:
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	—	73,743
Loans	—	412,331
Premises and equipment, net	—	123
Accrued interest receivable	—	2,787
FDIC loss-share receivable	—	108,000
Goodwill	—	19,497
Other intangible assets, net	—	1,560
Other assets	—	22,559

Total non-cash assets acquired	—	640,600

Liabilities assumed:
Deposits	—	654,200
Short-term borrowings	—	12,688
Long-term borrowings	—	10,559
Accrued expenses and other liabilities	—	10,681

Total liabilities assumed	—	688,128

Net non-cash assets acquired	$—	$(47,528)

Cash and cash equivalents acquired in acquisitions	$—	$47,528

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey Corporation (“Valley”), include the accounts of its commercial bank subsidiary, Valley National Bank (the “Bank”), and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

On May 20, 2011, Valley paid a five percent common stock dividend to shareholders of record on May 6, 2011. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except for share data)

Net income	$36,894	$33,010	$73,479	$60,373

Basic weighted-average number of common shares outstanding	169,843,354	169,009,302	169,757,717	168,921,009
Plus: Common stock equivalents	9,558	4,332	8,677	1,855

Diluted weighted-average number of common shares outstanding	169,852,912	169,013,634	169,766,394	168,922,864

Earnings per common share:
Basic	$0.22	$0.20	$0.43	$0.36
Diluted	0.22	0.20	0.43	0.36

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.8 million shares for both the three and six months ended June 30, 2011 as compared to 6.9 million and 7.2 million shares for the three and six months ended June 30, 2010, respectively.

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

The following table shows changes in each component of comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$36,894	$33,010	$73,479	$60,373

Other comprehensive (loss) income, net of tax:
Net change in unrealized gains and losses on securities available for sale	6,074	4,123	7,886	8,329
Net change in non-credit impairment losses on securities	491	376	593	659
Net pension benefits adjustment	291	253	583	506
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(3,792)	(1,562)	(2,960)	(2,760)
Less reclassification adjustment for gains and losses included in net income	(9,746)	(958)	(10,671)	355

Total other comprehensive (loss) income, net of tax	(6,682)	2,232	(4,569)	7,089

Total comprehensive income	$30,212	$35,242	$68,910	$67,462

Note 4. Business Combinations

Acquisitions

On April 28, 2011, Valley entered into a merger agreement to acquire State Bancorp, Inc. (Nasdaq:STBC) (“State Bancorp”). State Bancorp is the holding company for State Bank of Long Island, a commercial bank with approximately $1.6 billion in assets, $1.1 billion in loans, and $1.3 billion in deposits at June 30, 2011, covering 4 New York counties, and 17 branches in Nassau, Suffolk, Queens, and Manhattan. The shareholders of State Bancorp will receive a fixed one- for- one exchange ratio for Valley National Bancorp common stock. This fixed exchange ratio was determined after consideration of Valley’s recently declared five percent stock dividend paid on May 20, 2011. The total consideration for the acquisition is estimated to be $222 million, resulting in an estimated $131 million of intangible assets which are dependent on the fair value of State Bancorp’s assets and liabilities and Valley’s stock price on the closing date of the merger. Valley has received approval from both the Office of the Comptroller of the Currency and the Federal Reserve Bank of New York to complete the merger. Valley anticipates the closing of the merger will occur during the fourth quarter of 2011, contingent upon receiving approval of State Bancorp shareholders, approval to repurchase State Bancorp’s senior preferred stock under the Treasury’s TARP program, and other customary closing conditions.

On December 14, 2010, Masters Coverage Corp., an all-line insurance agency that is a wholly-owned subsidiary of the Bank, acquired certain assets of S&M Klein Co. Inc., an independent insurance agency located in Queens, New York.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for Valley on January 1, 2011. The other disclosure requirements and clarifications made by ASU No.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2010-06 became effective for Valley on January 1, 2010. All of the applicable new disclosures have been included in Note 6.

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 became effective for Valley’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period generally became effective for Valley’s financial statements beginning on January 1, 2011. The effective date for disclosures related to troubled debt restructurings was deferred to coincide with the July 1, 2011 effective date of the ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below. Since the provisions of ASU No. 2010-20 are only disclosure related, Valley’s adoption of this guidance changed its disclosures but did not have a significant impact on its consolidated financial statements. See Notes 8 and 9 for the related disclosures.

ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations,” relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period. It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on Valley’s consolidated financial statements.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” provides clarifying guidance intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU No. 2011-02, that both of the following exist: (i) the restructuring constitutes a concession to the debtor; and (ii) the debtor is experiencing financial difficulties. ASU No. 2011-02 will be effective for Valley on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Valley’s adoption of ASU No. 2011-02 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2001-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 will be effective for Valley for all interim and annual periods beginning after December 15, 2011. Valley’s adoption of ASU No. 2011-04 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU No. 2011-05 must be applied retrospectively and is effective for Valley for all interim and annual periods beginning on or after

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 15, 2011. Valley’s adoption of ASU No. 2011-05 is not expected to have a significant impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$100,238	$100,238	$—	$—
U.S. government agency securities	84,944	—	84,944	—
Obligations of states and political subdivisions	25,065	—	25,065	—
Residential mortgage-backed securities	514,398	—	467,244	47,154
Trust preferred securities	44,773	20,088	20,621	4,064
Corporate and other debt securities	42,596	29,934	12,662	—
Equity securities	51,182	31,216	19,966	—

Total available for sale	863,196	181,476	630,502	51,218

Trading securities	22,101	—	22,101	—
Loans held for sale (1)	28,385	—	28,385	—
Other assets (2)	4,984	—	4,984	—

Total assets	$918,666	$181,476	$685,972	$51,218

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$159,787	$159,787	$—	$—
Other liabilities (2)	2,505	—	2,505	—

Total liabilities	$162,292	$159,787	$2,505	$—

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$163,810	$163,810	$—	$—
U.S. government agency securities	88,800	—	88,800	—
Obligations of states and political subdivisions	29,462	—	29,462	—
Residential mortgage-backed securities	610,358	—	514,711	95,647
Trust preferred securities	41,083	20,343	—	20,740
Corporate and other debt securities	53,961	41,046	—	12,915
Equity securities	47,808	28,227	10,228	9,353

Total available for sale	1,035,282	253,426	643,201	138,655

Trading securities	31,894	9,991	—	21,903
Loans held for sale (1)	58,958	—	58,958	—
Other assets (2)	8,414	—	8,414	—

Total assets	$1,134,548	$263,417	$710,573	$160,558

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$161,734	$161,734	$—	$—
Other liabilities (2)	1,379	—	1,379	—

Total liabilities	$163,113	$161,734	$1,379	$—

(1)	Loans held for sale (which consists of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $27.7 million and $58.4 million at June 30, 2011 and December 31, 2010, respectively.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at June 30, 2011 and December 31, 2010.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010 are summarized below:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)

Balance, beginning of the period	$—		$52,373		$21,903		$138,655
Transfers out of Level 3 (1)	—		—		(21,903)		(84,435)
Total net (losses) gains for the period included in:
Net income	—		—		—		(825)
Other comprehensive income	—		851		—		2,212
Settlements	—		(2,006)		—		(4,389)

Balance, end of the period	$—		$51,218		$—		$51,218

Net unrealized losses included in net income for the period relating to assets held at June 30 (2)	$—	(3)	$—	(4)	$—	(3)	$(825	) (4)

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)

Balance, beginning of the period	$33,186		$148,823		$32,950		$156,612
Transfers out of Level 3 (1)	(10,567)		(532)		(10,567)		(1,384)
Total net (losses) gains for the period included in:
Net income	195		—		431		—
Other comprehensive income	—		(464)		—		919
Settlements	—		(5,082)		—		(13,402)

Balance, end of the period	$22,814		$142,745		$22,814		$142,745

Net unrealized gains (losses) included in net income for the period relating to assets held at June 30 (2)	$195	(3)	$(2,049	) (4)	$431	(3)	$(4,642	) (4)

(1)	All transfers into/or out of Level 3 are assumed to occur at the beginning of the reporting period.
(2)	Represents net losses that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading (losses)gains, net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

During the second quarter of 2011, there were no transfers of assets into or out of Level 3. During the six months ended June 30, 2011, 21 trust preferred securities (including one pooled trust preferred security), 12 private labeled mortgage-backed securities and 4 corporate bonds classified as available-for-sale with fair values totaling $26.7 million, $44.8 million and $12.9 million at January 1, 2011, respectively, were transferred out of Level 3 assets to Level 2 assets. Within the trading securities portfolio, 3 trust preferred securities with a combined fair value of $21.9 million at January 1, 2011 were transferred out of Level 3 assets to Level 2 assets. All of the transfers were as a result of an increase in the availability of observable market data used in the securities’ pricing obtained through independent pricing services or dealer market participants.

During the three and six months ended June 30, 2011 there were no transfers of assets between Level 1 and Level 2. One trust preferred security (classified as a trading security), was called for early redemption and removed from Level 1 assets during the second quarter of 2011.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

results in fair values based on Level 3 inputs. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for the available for sale securities under Level 3 at June 30, 2011, Valley prepared present value cash flow models for two pooled trust preferred securities, and certain private label mortgage-backed securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. Valuation techniques that were used for measuring the fair value of certain available for sale and trading securities, consisting of trust preferred securities, under Level 3 at December 31, 2010 are fully described in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

For the two available for sale pooled trust preferred securities, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculations for both securities are received from an independent valuation advisor.

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2011 and December 31, 2010 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at June 30, 2011 and December 31, 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2011 and December 31, 2010.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

As of June 30, 2011
Collateral dependent impaired loans(1)	$57,467	$—	$—	$57,467
Loan servicing rights	7,263	—	—	7,263
Foreclosed assets	9,152	—	—	9,152

As of December 31, 2010
Collateral dependent impaired loans(1)	$53,330	$—	$—	$53,330
Loan servicing rights	11,328	—	—	11,328
Foreclosed assets	19,986	—	—	19,986

(1)	Excludes pooled covered loans acquired in the FDIC-assisted transactions.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the six months ended June 30, 2011, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct collateral dependent loan charge-offs to the allowance for loan losses totaled $4.3 million and $4.6 million for the three and six months ended June 30, 2011, respectively. At June 30, 2011, collateral dependent impaired loans (mainly consisting of commercial and construction loans) with a carrying value of $60.0 million were reduced by specific valuation allowance allocations totaling $2.5 million to a reported fair value of $57.5 million.

Loan servicing rights. Fair values for each risk-stratified group are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. During the three and six months

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ended June 30, 2011, Valley recognized net recoveries of impairment charges totaling $49 thousand and $101 thousand, respectively, on loan servicing rights. The loan servicing rights had an $11.7 million carrying value, net of a $1.1 million valuation allowance, at June 30, 2011. Of the $11.7 million loan in total servicing rights, $7.3 million relates to impaired loan servicing rights that were recorded at their estimated fair values as of June 30, 2011.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. During the six months ended June 30, 2011, foreclosed assets measured at fair value upon initial recognition and subsequent re-measurement totaled $9.2 million and are included in the repossessed assets balance at June 30, 2011. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $1.2 million and $2.3 million for the three and six months ended June 30, 2011, respectively. The re-measurement of repossessed assets at fair value subsequent to initial recognition resulted in losses totaling $838 thousand and $1.3 million, which are included in non-interest expense for the three and six months ended June 30, 2011, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2011 and 2010:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
		(in thousands)

Assets:
Available for sale securities	Net impairment losses on securities	$—	$(2,049)	$(825)	$(4,642)
Trading securities	Trading (losses) gains, net	(106)	(581)	387	(345)
Loans held for sale	Gains on sales of loans, net	1,561	1,019	5,170	3,539

Liabilities:
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	(942)	1,419	1,947	(1,847)

		$513	$(192)	$6,679	$(3,295)

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$360,816	$360,816	$302,629	$302,629
Interest bearing deposits with banks	165,847	165,847	63,657	63,657
Investment securities held to maturity	2,002,650	2,002,359	1,923,993	1,898,872
Investment securities available for sale	863,196	863,196	1,035,282	1,035,282
Trading securities	22,101	22,101	31,894	31,894
Loans held for sale, at fair value	28,385	28,385	58,958	58,958
Net loans	9,452,397	9,304,055	9,241,091	9,035,066
Accrued interest receivable	59,431	59,431	59,126	59,126
Federal Reserve Bank and Federal Home Loan Bank stock	129,714	129,714	139,778	139,778
Other assets*	4,984	4,984	8,414	8,414

Financial liabilities:
Deposits without stated maturities	6,878,257	6,878,257	6,630,763	6,630,763
Deposits with stated maturities	2,828,190	2,878,120	2,732,851	2,783,680
Short-term borrowings	171,060	173,822	192,318	195,360
Long-term borrowings	2,727,481	3,027,188	2,933,858	3,201,090
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $159,787 at June 30, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	184,941	185,819	186,922	187,480
Accrued interest payable	4,879	4,879	4,344	4,344
Other liabilities*	2,505	2,505	1,379	1,379

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at June 30, 2011 and December 31, 2010.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not measured and reported at fair value on a recurring basis or a non-recurring basis:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value.

Investment securities held to maturity. Fair values are based on prices obtained through an independent pricing service or dealer market participants with which Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For certain securities, for which the inputs used by either dealer market participants or independent pricing service were derived from unobservable market information, Valley evaluated the appropriateness and quality of each price. Additionally, Valley reviewed the volume and level of activity for all classes of held to maturity securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

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

Note 7. Investment Securities

As of June 30, 2011, Valley had approximately $2.0 billion, $863.2 million, and $22.1 million in held to maturity, available for sale, and trading investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the persistently weak U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

June 30, 2011
U.S. Treasury securities	$100,091	$997	$(59)	$101,029
Obligations of states and political subdivisions	405,650	5,790	(1,325)	410,115
Residential mortgage-backed securities	1,184,773	42,539	(96)	1,227,216
Trust preferred securities	259,430	5,093	(57,265)	207,258
Corporate and other debt securities	52,706	4,656	(621)	56,741

Total investment securities held to maturity	$2,002,650	$59,075	$(59,366)	$2,002,359

December 31, 2010
U.S. Treasury securities	$100,161	$251	$(909)	$99,503
Obligations of states and political subdivisions	387,280	2,146	(3,467)	385,959
Residential mortgage-backed securities	1,114,469	30,728	(3,081)	1,142,116
Trust preferred securities	269,368	5,891	(59,365)	215,894
Corporate and other debt securities	52,715	2,911	(226)	55,400

Total investment securities held to maturity	$1,923,993	$41,927	$(67,048)	$1,898,872

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. Treasury securities	$57,688	$(59)	$—	$—	$57,688	$(59)
Obligations of states and political subdivisions	65,843	(1,324)	50	(1)	65,893	(1,325)
Residential mortgage-backed securities	10,608	(96)	—	—	10,608	(96)
Trust preferred securities	19,427	(137)	75,615	(57,128)	95,042	(57,265)
Corporate and other debt securities	14,797	(141)	8,494	(480)	23,291	(621)

Total	$168,363	$(1,757)	$84,159	$(57,609)	$252,522	$(59,366)

	December 31, 2010
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. Treasury securities	$57,027	$(909)	$—	$—	$57,027	$(909)
Obligations of states and political subdivisions	123,399	(3,467)	50	—	123,449	(3,467)
Residential mortgage-backed securities	226,135	(3,081)	—	—	226,135	(3,081)
Trust preferred securities	14,152	(250)	75,477	(59,115)	89,629	(59,365)
Corporate and other debt securities	7,971	(13)	8,761	(213)	16,732	(226)

Total	$428,684	$(7,720)	$84,288	$(59,328)	$512,972	$(67,048)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2011 was 61 as compared to 153 at December 31, 2010.

At June 30, 2011, the unrealized losses reported for trust preferred securities relate to 15 single-issuer securities, mainly issued by bank holding companies. Of the 15 trust preferred securities, 7 were investment grade, 1 was non-investment grade, and 7 were not rated. Additionally, $40.0 million of the $57.3 million in unrealized losses in the trust preferred securities portfolio at June 30, 2011, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In 2009, the bank issuer elected to defer its scheduled interest payments on each respective security issuance. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of June 30, 2011. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and we may be required to recognize other-than-temporary impairment charges on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered to be “well-capitalized institutions” at June 30, 2011.

Management does not believe that any individual unrealized loss as of June 30, 2011 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of June 30, 2011, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $994 million.

The contractual maturities of investments in debt securities held to maturity at June 30, 2011 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$130,602	$130,815
Due after one year through five years	56,043	58,058
Due after five years through ten years	168,915	176,171
Due after ten years	462,317	410,099
Residential mortgage-backed securities	1,184,773	1,227,216

Total investment securities held to maturity	$2,002,650	$2,002,359

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.6 years at June 30, 2011.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

June 30, 2011
U.S. Treasury securities	$100,098	$140	$—	$100,238
U.S. government agency securities	84,578	575	(209)	84,944
Obligations of states and political subdivisions	23,781	1,284	—	25,065
Residential mortgage-backed securities	494,815	24,170	(4,587)	514,398
Trust preferred securities*	52,455	433	(8,115)	44,773
Corporate and other debt securities	42,746	1,678	(1,828)	42,596
Equity securities	47,924	4,467	(1,209)	51,182

Total investment securities available for sale	$846,397	$32,747	$(15,948)	$863,196

December 31, 2010
U.S. Treasury securities	$162,404	$1,406	$—	$163,810
U.S. government agency securities	88,926	26	(152)	88,800
Obligations of states and political subdivisions	28,231	1,234	(3)	29,462
Residential mortgage-backed securities	578,282	35,016	(2,940)	610,358
Trust preferred securities*	54,060	1,142	(14,119)	41,083
Corporate and other debt securities	53,379	2,612	(2,030)	53,961
Equity securities	48,724	812	(1,728)	47,808

Total investment securities available for sale	$1,014,006	$42,248	$(20,972)	$1,035,282

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. government agency securities	$8,720	$(209)	$—	$—	$8,720	$(209)
Residential mortgage-backed securities	48,277	(553)	25,668	(4,034)	73,945	(4,587)
Trust preferred securities	1,859	(98)	17,823	(8,017)	19,682	(8,115)
Corporate and other debt securities	3,497	(11)	8,158	(1,817)	11,655	(1,828)
Equity securities	—	—	14,103	(1,209)	14,103	(1,209)

Total	$62,353	$(871)	$65,752	$(15,077)	$128,105	$(15,948)

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

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2011 was 35 as compared to 43 at December 31, 2010.

Within the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2011, substantially all of the $4.6 million of unrealized losses relate to 6 private label mortgage-backed securities. Of these 6 securities, 2 securities had an investment grade rating, while 4 had a non-investment grade rating at June 30, 2011. Three of the non-investment grade private label mortgage-backed securities with unrealized losses were other-than-temporarily impaired during 2009 and 2010. No additional estimated credit losses were recognized on these securities during the six months ended June 30, 2011. See the “Other-Than-Temporary Impairment Analysis” section below.

At June 30, 2011, the unrealized losses for trust preferred securities in the table above relate to 3 pooled trust preferred securities and 10 single-issuer bank issued trust preferred securities. Most of the unrealized losses were attributable to the pooled trust preferred securities with an aggregate amortized cost of $22.0 million and a fair value of $14.5 million. One of the three pooled trust preferred securities with an unrealized loss of $6.2 million had an investment grade rating at June 30, 2011. The other two trust preferred securities were other-than-temporarily impaired in the first quarter of 2010, and additional estimated credit losses were recognized on one of these securities in the first quarter of 2011. See “Other-Than-Temporarily Impaired Securities” section below for more details. At June 30, 2011, all of the 10 single-issuer trust preferred securities classified as available for sale had investment grade ratings. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

Substantially all of the unrealized losses reported for corporate and other debt securities at June 30, 2011 relate to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $1.8 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to two perpetual preferred security positions from the same issuance with a combined $9.8 million amortized cost and a $1.1 million unrealized loss. At June 30, 2011, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment, except for the previously discussed impaired securities above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of June 30, 2011, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $498 million.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual maturities of investment securities available for sale at June 30, 2011, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$105,767	$105,934
Due after one year through five years	2,912	2,996
Due after five years through ten years	88,301	90,035
Due after ten years	106,678	98,651
Residential mortgage-backed securities	494,815	514,398
Equity securities	47,924	51,182

Total investment securities available for sale	$846,397	$863,196

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at June 30, 2011 was 4.5 years.

Other-Than-Temporary Impairment Analysis

In assessing the level of other-than-temporary impairment attributable to credit loss for debt securities, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the consolidated statements of income, less the portion recognized in other comprehensive income. Subsequent assessments may result in additional estimated credit losses on previously impaired securities. These additional estimated credit losses are recorded as reclassifications from the portion of other-than-temporary impairment previously recognized in other comprehensive income to earnings in the period of such assessments. The amortized cost basis of an impaired debt security is reduced by the portion of the total impairment related to credit loss.

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at June 30, 2011.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, many banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal. A FDIC receivership for any single-issuer would result in an impairment and significant loss. Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers’ capital ratios are at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows in each tranche causes a change in contractual yield, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and the first quarter of 2010. One of the two pooled trust preferred securities had additional estimated credit losses recognized during the first quarter of 2011. See “Other-Than-Temporarily Impaired Securities” section below for further details.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of June 30, 2011. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Available for sale:
Residential mortgage-backed securities	$—	$2,049	$—	$2,265
Trust preferred securities	—	—	825	2,377

Net impairment losses on securities recognized in earnings	$—	$2,049	$825	$4,642

There were no net impairment losses on securities recognized in earnings during the second quarter of 2011 compared to $2.0 million for the same period in 2010. During the second quarter of 2010, Valley recognized additional estimated credit losses on three previously impaired private label mortgage-backed securities.

For the six months ended June 30, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. For the six months ended June 30, 2010, Valley recognized impairment charges on a total of five individual private label mortgage-backed securities and two previously impaired pooled trust preferred securities.

At June 30, 2011, the five previously impaired private label mortgage-backed securities had a combined amortized cost of $47.0 million and fair value of $47.2 million, while the two previously impaired pooled trust preferred securities had a combined amortized cost and fair value of $5.4 million and $4.1 million, respectively, after recognition of all credit impairments.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Sales transactions:
Gross gains	$16,294	$3,752	$18,968	$4,634
Gross losses	—	(81)	—	(96)

	$16,294	$3,671	$18,968	$4,538

Maturities and other securities transactions:
Gross gains	$198	$40	$208	$52
Gross losses	—	(55)	(5)	(71)

	$198	$(15)	$203	$(19)

Total gains on securities transactions, net	$16,492	$3,656	$19,171	$4,519

During the quarter ended June 30, 2011, Valley recognized gross gains on sales transactions of $16.3 mainly due to the sale of $253.0 million in residential mortgage-backed securities issued by government sponsored agencies, perpetual preferred securities issued by Freddie Mac and Fannie Mae, and U.S Treasury securities that were classified as available for sale. Of these sales, $141.2 million in net proceeds were recorded as an unsettled trade date receivable included in other assets at June 30, 2011.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Balance, beginning of period	$11,169	$8,664	$10,500	$6,119
Additions:
Initial credit impairments	—	—	—	124
Subsequent credit impairments	—	2,049	825	4,518
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(93)	(53)	(249)	(101)

Balance, end of period	$11,076	$10,660	$11,076	$10,660

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Trading Securities

The fair value of trading securities (consisting of 3 and 4 single-issuer bank trust preferred securities at June 30, 2011 and December 31, 2010, respectively) was $22.1 million and $31.9 million at June 30, 2011 and December 31, 2010, respectively. Interest income on trading securities totaled $500 thousand and $642 thousand for the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

Note 8. Loans

The detail of the loan portfolio as of June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Non-covered loans:
Commercial and industrial	$1,825,782	$1,825,066
Commercial real estate:
Commercial real estate	3,486,597	3,378,252
Construction	413,951	428,232

Total commercial real estate loans	3,900,548	3,806,484

Residential mortgage	2,147,362	1,925,430
Consumer:
Home equity	484,812	512,745
Automobile	807,489	850,801
Other consumer	116,606	88,614

Total consumer loans	1,408,907	1,452,160

Total non-covered loans	9,282,599	9,009,140

Covered loans:
Commercial and industrial	$97,739	$121,151
Commercial real estate	182,591	195,646
Construction	6,302	16,153
Residential mortgage	15,324	17,026
Consumer	6,468	6,679

Total covered loans	308,424	356,655

Total loans	$9,591,023	$9,365,795

FDIC under loss-share receivable related to covered loans and foreclosed assets	$80,179	$89,359

Total non-covered loans are net of unearned discount and deferred loan fees totaling $7.7 million and $9.3 million at June 30, 2011 and December 31, 2010, respectively. Covered loans had outstanding contractual principal balances totaling approximately $447.2 million and $497.0 million at June 30, 2011 and December 31, 2010, respectively.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. During the quarter ended June 30, 2011, on an aggregate basis the acquired pools of covered loans performed better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For these pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. Additionally, the FDIC loss-share receivable is prospectively reduced by the guaranteed portion of the additional amount expected to be received with a corresponding reduction to non-interest income.

Changes in the accretable yield for covered loans were as follows for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(in thousands)

Balance at the beginning of the period	$109,435	$101,052
Accretion	(8,706)	(16,518)
Net reclassification from non-accretable difference	788	16,983

Balance at the end of the period	$101,517	$101,517

Valley reclassified $788 thousand and $17.0 million from the non-accretable difference for covered loans because of increases in expected cash flows for certain pools of covered loans during the three and six months ended June 30, 2011, respectively. This amount will be recognized prospectively as an adjustment to yield over the life of the individual pools.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the FDIC loss-share receivable for the six months ended June 30, 2011 were as follows:

(in thousands)

Balance at December 31, 2010	$89,359
Accretion, net*	(4,987)
Increase due to impairment on covered loans*	16,932
Other reimbursable expenses*	1,621
Reimbursements from the FDIC	(22,746)

Balance at June 30, 2011	$80,179

*	Valley recognized $13.6 million in non-interest income for the six months ended June 30, 2011 representing the net effect on the FDIC loss-share receivable of additions for reimbursable expenses and impairment of certain covered loan pools, less a reduction for net accretion.

Loan Portfolio Risk Elements and Credit Risk Management

Credit risk management. For all of its loan types discussed below, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances.

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. At June 30, 2011, unsecured commercial and industrial loans totaled $385.7 million.

Commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Loans generally involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as, stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that comply with Fannie Mae and/or Freddie Mac requirements. Appraisals of real estate collateral are contracted directly with independent appraisers and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models, is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, New York City metropolitan area, and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at June 30, 2011. At June 30, 2011, unsecured consumer loans totaled approximately $41.3 million, including $9.0 million of credit card loans.

Credit Quality

Past due and non-accrual loans. All loans are deemed to be past due when the contractually required principal and interest payments have not been received as they become due. Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on nonaccrual loans are applied against principal. A loan may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pooled basis. Management’s judgment is required in classifying loans in pools subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the pool cash flows to be collected, even if certain loans within the pool are contractually past due.

The following tables present past due, non-accrual and current non-covered loans by loan portfolio class at June 30, 2011 and December 31, 2010:

	Past Due and Non-Accrual Loans*
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-Covered Loans	Total Non-Covered Loans
	(in thousands)

June 30, 2011

Commercial and industrial	$10,915	$12	$15,882	$26,809	$1,798,973	$1,825,782
Commercial real estate:
Commercial real estate	7,710	1,682	43,041	52,433	3,434,164	3,486,597
Construction	1,710	—	22,004	23,714	390,237	413,951

Total commercial real estate loans	9,420	1,682	65,045	76,147	3,824,401	3,900,548

Residential mortgage	13,819	687	29,815	44,321	2,103,041	2,147,362
Consumer loans:
Home equity	481	—	2,509	2,990	481,822	484,812
Automobile	7,846	295	469	8,610	798,879	807,489
Other consumer	334	24	31	389	116,217	116,606

Total consumer loans	8,661	319	3,009	11,989	1,396,918	1,408,907

Total	$42,815	$2,700	$113,751	$159,266	$9,123,333	$9,282,599

*	Past due loans and non-accrual loans exclude loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pooled basis.

	Past Due and Non-Accrual Loans*
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-Covered Loans	Total Non-Covered Loans
	(in thousands)

December 31, 2010

Commercial and industrial	$13,852	$12	$13,721	$27,585	$1,797,481	$1,825,066
Commercial real estate:
Commercial real estate	14,563	—	32,981	47,544	3,330,708	3,378,252
Construction	2,804	196	27,312	30,312	397,920	428,232

Total commercial real estate loans	17,367	196	60,293	77,856	3,728,628	3,806,484

Residential mortgage	12,682	1,556	28,494	42,732	1,882,698	1,925,430
Consumer loans:
Home equity	1,045	—	1,955	3,000	509,745	512,745
Automobile	13,328	686	539	14,553	836,248	850,801
Other consumer	265	37	53	355	88,259	88,614

Total consumer loans	14,638	723	2,547	17,908	1,434,252	1,452,160

Total	$58,539	$2,487	$105,055	$166,081	$8,843,059	$9,009,140

*	Past due loans and non-accrual loans exclude loans that were acquired as part of the Liberty Pointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pooled basis.

Performing troubled debt restructured loans (“restructured loans”). Restructured loans within the non-covered loan portfolio with modified terms and not reported as loans 90 days or more past due and still accruing or as non-accrual loans, are performing restructured loans to customers experiencing financial difficulties where a concession has been granted. All loan modifications are made on a case-by-case basis. Substantially all of our loan modifications that are considered restructured loans involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications rarely result in the

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

forgiveness of principal or interest. In addition, the Bank frequently obtains additional collateral or guarantor support when modifying such loans.

The following table presents information about restructured loans within the non-covered loan portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Number of Loans	Amount	Number of Loans
		($ in thousands)

Commercial and industrial	$27,397	22	$23,718	18
Commercial real estate:
Commercial real estate	43,722	15	36,707	14
Construction	14,095	6	12,644	5

Total commercial real estate	57,817	21	49,351	19
Residential mortgage	16,148	5	16,544	5
Consumer loans:
Home equity	82	2	83	2

Total consumer loans	82	2	83	2

Total restructured loans	$101,444	50	$89,696	44

Impaired loans. Non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans are individually evaluated for impairment. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible.

Residential mortgage loans and consumer loans generally consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the information about non-covered impaired loans by loan portfolio class at June 30, 2011 and December 31, 2010:

	Recorded Investment * With No Related Allowance	Recorded Investment * With Related Allowance	Total Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)

June 30, 2011

Commercial and industrial	$5,857	$33,155	$39,012	$52,102	$7,168
Commercial real estate:
Commercial real estate	25,504	54,906	80,410	87,724	5,035
Construction	15,981	19,842	35,823	36,297	2,709

Total commercial real estate loans	41,485	74,748	116,233	124,021	7,744

Residential mortgage	789	17,401	18,190	18,470	3,000
Consumer loans:
Home equity	—	82	82	82	4

Total consumer loans	—	82	82	82	4

Total	$48,131	$125,386	$173,517	$194,675	$17,916

December 31, 2010

Commercial and industrial	$3,707	$28,590	$32,297	$42,940	$6,397
Commercial real estate:
Commercial real estate	19,860	43,393	63,253	66,869	3,991
Construction	24,215	15,854	40,069	40,867	2,150

Total commercial real estate loans	44,075	59,247	103,322	107,736	6,141

Residential mortgage	788	17,797	18,585	18,864	2,683
Consumer loans:
Home equity	—	83	83	83	5

Total consumer loans	—	83	83	83	5

Total	$48,570	$105,717	$154,287	$169,623	$15,226

*	Recorded investment equals the aggregate carrying value of the applicable loans.

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$38,274	$256	$38,158	$739
Commercial real estate:
Commercial real estate	71,384	689	67,054	1,356
Construction	34,809	96	34,296	262

Total commercial real estate loans	106,193	785	101,350	1,618

Residential mortgage	18,226	173	18,304	381
Consumer loans:
Home equity	82	2	82	3

Total consumer loans	82	2	82	3

Total	$162,775	$1,216	$157,894	$2,741

Interest income recognized on a cash basis, included in the table above was immaterial for the three and six months ended June 30, 2011.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Substandard loans include loans that exhibit well-defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed to be Special Mention. Loans rated as “Pass” loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2011 and December 31, 2010.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)

June 30, 2011
Commercial and industrial	$1,628,838	$89,924	$106,717	$303	$1,825,782
Commercial real estate	3,275,769	68,772	142,056	—	3,486,597
Construction	326,830	34,770	52,155	196	413,951

Total	$5,231,437	$193,466	$300,928	$499	$5,726,330

December 31, 2010
Commercial and industrial	$1,638,939	$92,131	$93,920	$76	$1,825,066
Commercial real estate	3,175,333	77,186	125,733	—	3,378,252
Construction	324,292	48,442	55,498	—	428,232

Total	$5,138,564	$217,759	$275,151	$76	$5,631,550

For residential mortgages, automobile, home equity, and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2011 and December 31, 2010:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Loans
	(in thousands)

June 30, 2011
Residential mortgage	$2,117,547	$29,815	$2,147,362
Home equity	482,303	2,509	484,812
Automobile	807,020	469	807,489
Other consumer	116,575	31	116,606

Total	$3,523,445	$32,824	$3,556,269

December 31, 2010
Residential mortgage	$1,896,936	$28,494	$1,925,430
Home equity	510,790	1,955	512,745
Automobile	850,262	539	850,801
Other consumer	88,561	53	88,614

Total	$3,346,549	$31,041	$3,377,590

Valley evaluates the credit quality of its covered loan pools based on the expectation of the underlying cash flows. The balance of covered loan pools with an adverse change in the expected cash flows since the date of acquisition was

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$175.5 million and $27.2 million at June 30, 2011 and December 31, 2010, respectively. The impaired loan pools mainly consisted of commercial and industrial loans.

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

The following table summarizes the allowance for credit losses at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)

Components of allowance for credit losses:
Allowance for non-covered loans	$119,907	$118,326
Allowance for covered loans	18,719	6,378

Total allowance for loan losses	138,626	124,704

Allowance for unfunded letters of credit	2,267	1,800

Total allowance for credit losses	$140,893	$126,504

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$6,422	$12,376	$11,627	$24,855
Provision for covered loans	(788)	—	18,094	—

Total provision for loan losses	5,634	12,376	29,721	24,855

Provision for unfunded letters of credit	392	62	467	194

Total provision for credit losses	$6,026	$12,438	$30,188	$25,049

Loan charge-off policy. Loans identified as losses by management are charged-off. Loans are assessed for full or partial charge-off when they are between 90 and 120 days past due. Furthermore, residential mortgage and consumer loan accounts are charged-off in accordance with regulatory requirements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 and 2010, including both covered and non-covered loans:

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
	(in thousands)

Three Months Ended June 30, 2011:

Allowance for loan losses:
Beginning balance	$75,871	$32,217	$11,303	$12,300	$8,156	$139,847
Loans charged-off (1)	(3,056)	(3,631)	(443)	(1,355)	—	(8,485)
Charged-off loans recovered	741	202	69	618	—	1,630

Net charge-offs	(2,315)	(3,429)	(374)	(737)	—	(6,855)
Provision for loan losses (2)	2,130	3,947	107	(488)	(62)	5,634

Ending balance	$75,686	$32,735	$11,036	$11,075	$8,094	$138,626

Three Months Ended June 30, 2010:

Allowance for loan losses:
Beginning balance	$48,131	$29,159	$6,156	$14,290	$5,750	$103,486
Loans charged-off	(1,978)	(760)	(1,632)	(2,515)	—	(6,885)
Charged-off loans recovered	768	26	47	827	—	1,668

Net charge-offs	(1,210)	(734)	(1,585)	(1,688)	—	(5,217)
Provision for loan losses	6,882	1,672	1,841	714	1,267	12,376

Ending balance	$53,803	$30,097	$6,412	$13,316	$7,017	$110,645

(1)	The allowance for covered loans was reduced by loan charge-offs totaling $639 thousand during the second quarter of 2011.
(2)	Includes a $788 thousand reduction in the provision for covered loans (subject to our loss-sharing agreements with the FDIC) during the quarter ended June 30, 2011 due to slightly lower level of estimated credit impairment in certain loan pools, primarily consisting of commercial and industrial loans.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 and 2010, including both covered and non-covered loans:

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
	(in thousands)

Six Months Ended June 30, 2011:

Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off (1)	(9,728)	(4,454)	(1,226)	(3,113)	—	(18,521)
Charged-off loans recovered	1,189	223	90	1,220	—	2,722

Net charge-offs	(8,539)	(4,231)	(1,136)	(1,893)	—	(15,799)
Provision for loan losses (2)	22,258	6,557	2,696	(1,531)	(259)	29,721

Ending balance	$75,686	$32,735	$11,036	$11,075	$8,094	$138,626

Six Months Ended June 30, 2010:

Allowance for loan losses:
Beginning balance	$49,267	$25,516	$5,397	$15,480	$6,330	$101,990
Loans charged-off	(10,659)	(1,835)	(2,167)	(6,388)	—	(21,049)
Charged-off loans recovered	3,130	120	52	1,547	—	4,849

Net charge-offs	(7,529)	(1,715)	(2,115)	(4,841)	—	(16,200)
Provision for loan losses	12,065	6,296	3,130	2,677	687	24,855

Ending balance	$53,803	$30,097	$6,412	$13,316	$7,017	$110,645

(1)	The allowance for covered loans was reduced by loan charge-offs totaling $5.7 million during the six months ended June 30, 2011.
(2)	Includes an $18.1 million provision for covered loans (subject to our loss-sharing agreements with the FDIC) during the six months ended June 30, 2011 due to declines in the expected cash flows caused by credit impairment in certain loan pools, primarily consisting of commercial and industrial loans.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2011 and December 31, 2010.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)

June 30, 2011

Allowance for loan losses:
Individually evaluated for impairment	$7,168	$7,744	$3,000	$4	$—	$17,916
Collectively evaluated for impairment	50,484	24,429	7,913	11,071	8,094	101,991
Loans acquired with discounts related to credit quality	18,034	562	123	—	—	18,719

Total	$75,686	$32,735	$11,036	$11,075	$8,094	$138,626

Loans:
Individually evaluated for impairment	$39,012	$116,233	$18,190	$82	$—	$173,517
Collectively evaluated for impairment	1,786,770	3,784,315	2,129,172	1,408,825	—	9,109,082
Loans acquired with discounts related to credit quality	97,739	188,893	15,324	6,468	—	308,424

Total	$1,923,521	$4,089,441	$2,162,686	$1,415,375	$—	$9,591,023

December 31, 2010

Allowance for loan losses:
Individually evaluated for impairment	$6,397	$6,141	$2,683	$5	$—	$15,226
Collectively evaluated for impairment	50,032	23,776	6,445	14,494	8,353	103,100
Loans acquired with discounts related to credit quality	5,538	492	348	—	—	6,378

Total	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704

Loans:
Individually evaluated for impairment	$32,297	$103,322	$18,585	$83	$—	$154,287
Collectively evaluated for impairment	1,792,769	3,703,162	1,906,845	1,452,077	—	8,854,853
Loans acquired with discounts related to credit quality	121,151	211,799	17,026	6,679	—	356,655

Total	$1,946,217	$4,018,283	$1,942,456	$1,458,839	$—	$9,365,795

There were no significant purchases of loans during the three and six months ended June 30, 2011. There were no sales of loans, other than from the held for sale loan portfolio, or transfers from loans held for investment to loans held for sale during the three and six months ended June 30, 2011.

Note 10. Goodwill and Other Intangible Assets

Goodwill totaled $317.9 million at June 30, 2011 and December 31, 2010. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010). There was no impairment of goodwill during the three and six months ended June 30, 2011 and 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes other intangible assets as of June 30, 2011 and December 31, 2010:

	Gross			Net
	Intangible	Accumulated	Valuation	Intangible
	Assets	Amortization	Allowance	Assets
		(in thousands)

June 30, 2011
Loan servicing rights	$67,507	$(54,782)	$(1,062)	$11,663
Core deposits	27,144	(18,945)	—	8,199
Other	6,121	(1,981)	—	4,140

Total other intangible assets	$100,772	$(75,708)	$(1,062)	$24,002

December 31, 2010
Loan servicing rights	$65,701	$(53,210)	$(1,163)	$11,328
Core deposits	27,144	(17,312)	—	9,832
Other	6,121	(1,631)	—	4,490

Total other intangible assets	$98,966	$(72,153)	$(1,163)	$25,650

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $49 thousand and $101 thousand for the three and six months ended June 30, 2011, respectively, as compared to impairment charges, net of recoveries totaling $631 thousand and $686 thousand the three and six months ended June 30, 2010, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 9 years. The line item labeled “other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 16 years.

Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2011 and 2010.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2011 through 2015:

	Loan
	Servicing	Core
	Rights	Deposits	Other
	(in thousands)

2011	$1,444	$1,418	$334
2012	2,659	2,455	656
2013	2,081	1,858	541
2014	1,569	1,262	466
2015	1,110	782	434

Valley recognized amortization expense on other intangible assets, including net impairment charges and recoveries of impairment charges on loan servicing rights, totaling $1.8 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively and $3.8 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Pension Plan

The Bank has a non-contributory defined benefit plan (“qualified plan”) covering most of its employees. Effective July 1, 2011, the Bank closed the qualified plan to new employees hired on or after such date. The Plan will continue to operate and accrue normal benefits for existing participants. In conjunction with the eligibility change for the qualified plan, the Bank amended its 401(k) plan to increase the Bank’s matching percentage of employee contributions for non-pension participants, within certain statutory limits.

The qualified plan benefits are based upon years of credited service and the employee’s highest average compensation as defined. It is the Bank’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. Additionally, the Bank has a supplemental non-qualified, non-funded retirement plan (“non-qualified plan”) which is designed to supplement the pension plan for key officers.

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Service cost	$1,563	$1,450	$3,126	$2,900
Interest cost	1,525	1,433	3,049	2,866
Expected return on plan assets	(1,665)	(1,581)	(3,330)	(3,163)
Amortization of prior service cost	160	160	320	320
Amortization of actuarial loss	342	275	685	551

Total net periodic pension expense	1,925	1,737	3,850	3,474

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(160)	(160)	(320)	(320)
Amortization of actuarial loss	(342)	(275)	(685)	(551)

	(502)	(435)	(1,005)	(871)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,423	$1,302	$2,845	$2,603

The fair value of qualified plan assets increased approximately $7.4 million, or 8.8 percent to $91.3 million at June 30, 2011 from $83.9 million at December 31, 2010. Valley contributed $5.0 million to the qualified plan during the quarter ended June 30, 2011. Valley does not expect to make any additional contributions to the qualified plan for the remainder of 2011.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.1 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock awards granted by Valley for the second quarters of 2011 and 2010. Valley awarded restricted stock totaling 158 shares and 1,208 shares during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, 6.5 million shares of common stock were available for issuance under the 2009 Employee Stock Incentive Plan.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $613 thousand and $868 thousand for the three months ended June 30, 2011 and 2010, respectively and $1.3 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. The fair values of stock awards are expensed over the vesting period. As of June 30, 2011, the unrecognized amortization expense for all stock-based compensation totaled approximately $3.9 million and will be recognized over an average remaining vesting period of approximately 2 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest in full at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. There were 23 thousand and 18 thousand shares granted under the plan during the three and six months ended June 30, 2011 and 2010, respectively. There were approximately 102 thousand shares outstanding under this plan and 244 thousand shares available for issuance as of June 30, 2011.

Note 13. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $239.6 million as of June 30, 2011. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $144.4 million, or 60.3 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of June 30, 2011, Valley had a $987 thousand liability related to the standby letters of credit.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2011, Valley had the following cash flow hedge derivatives:

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

At June 30, 2011, Valley had the following fair value hedge derivatives:

•	One interest rate swap with a notional amount of approximately $9.0 million used to hedge the change in the fair value of a commercial loan.

•	One interest rate swap with a notional amount of $51 million used to hedge the change in the fair value of certain fixed-rate brokered certificates of deposit.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the loss or gain on the related derivatives.

Non-designated Hedges. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. Derivatives not designated as hedges are not speculative and result from a service Valley provides to certain customers, which was implemented by Valley during the first quarter of 2011. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Valley executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As of June 30, 2011, Valley had four interest rate swaps with an aggregate notional amount of $66.7 million related to this program.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Line Item	June 30, 2011	December 31, 2010
		(in thousands)

Asset Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$3,349	$8,414
Fair value hedge interest rate swaps	Other Assets	566	—

Total derivatives designated as hedging instruments		$3,915	$8,414

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$1,069	$—

Total derivatives not designated as hedging instruments		$1,069	$—

Liability Derivatives:

Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	Other Liabilities	$1,436	$1,379

Total derivatives designated as hedging instruments		$1,436	$1,379

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$1,069	$—

Total derivatives not designated as hedging instruments		$1,069	$—

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest on short-term borrowings	$(611)	$(494)	$(1,188)	$(876)
Amount of loss recognized in other comprehensive income (loss)	(6,533)	(2,693)	(5,099)	(4,757)

Valley recognized a net loss of $16 thousand and $29 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three months ended June 30, 2011 and 2010, respectively and a $34 thousand net gain for the six months ended June 30, 2011 as compared to a net loss of $184 thousand for the six months ended June 30, 2010. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss was $3.0 million and $708 thousand at June 30, 2011 and December 31, 2010, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $4.8 million will be reclassified as an increase to interest expense.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Derivative - interest rate swaps:
Interest income - interest and fees on loans	$(218)	$(566)	$(58)	$(640)
Interest expense - interest on time deposits	676	—	566	—
Hedged item - loans and deposits:
Interest income - interest and fees on loans	$218	$566	$58	$640
Interest expense - interest on time deposits	(699)	—	(581)	—

Valley recognized a net loss of $23 thousand and $15 thousand in non-interest expense for the three and six months ended June 30, 2011, respectively related to hedge ineffectiveness on the fair value hedge interest rate swaps. Valley also recognized a net reduction to interest expense of $143 thousand and $186 thousand for the three and six months ended June 30, 2011, respectively related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with one of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Valley’s credit rating is reduced below investment grade, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of June 30, 2011, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.5 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at June 30, 2011. At June 30, 2011, Valley had $1.5 million in collateral posted with its counterparties.

Note 15. Income Taxes

During the second quarter of 2011, Valley recorded an incremental tax provision of $8.5 million to increase its liability for uncertain tax positions due to a change in state tax case law. Pursuant to ASC Topic 740, “Income Taxes,” a change in the measurement of a tax position taken in a prior annual period is recognized as a discrete event in the period in which it occurs.

Note 16. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Subsequent Event

In July 2011, Valley entered into two forward starting interest rate swaps to hedge the change in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. The cash flow hedge interest rate swaps, with a total notional amount of $100 million, will require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate starting in July 2012 and expiring in July 2017.

Item 2.	Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010 include, but are not limited to:

•	a continued weakness or unexpected decline in the U.S. economy, in particular in New Jersey and the New York Metropolitan area;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	a continued or unexpected decline in real estate values within our market areas;

•	declines in value in our investment portfolio;

•	increase and decreases in earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions may disrupt our business;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

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

•

failure to obtain shareholder approval for the merger of State Bancorp with Valley or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe including, without limitation, the purchase from the United States Department of the Treasury of each share of State Bancorp’s Series A Preferred Stock issued under the Treasury’s Capital Purchase Program; and

•	other unexpected material adverse changes in our operations or earnings.

We assume no obligation to update or revise such forward-looking statements even if experience or changes in our expectations at any time show that the expected results will not be realized.

Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley's Annual Report on Form 10-K for the year ended December 31, 2010. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts could be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley's Annual Report on Form 10-K for the year ended December 31, 2010.

New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and anticipated effects on our results of operations and financial condition.

Company Overview

At June 30, 2011, Valley had consolidated total assets of $14.5 billion, total net loans of $9.5 billion, total deposits of $9.7 billion and total shareholders’ equity of $1.3 billion. We have grown significantly in the past several years through both de novo branch expansion and bank acquisitions. In March 2010, the Bank acquired $688.1 million in certain assets, including loans totaling $412.3 million (primarily commercial and commercial real estate loans), and assumed all of the deposits totaling $654.2 million, excluding certain brokered deposits and borrowings, of The Park Avenue Bank and LibertyPointe Bank, both New York State chartered banks, from the Federal Deposit Insurance Corporation (“FDIC”). In connection with both of these FDIC-assisted transactions, the Bank entered into loss-share agreements with the FDIC. Under the terms of the loss-sharing agreements, the Bank will share in the losses on assets and other real estate owned (referred to as “covered loans” and “covered OREO”, together “covered assets”). See Note 4 to the consolidated financial statements for further details regarding these transactions.

On April 28, 2011, Valley entered into a merger agreement to acquire State Bancorp, Inc. (“State Bancorp”). State Bancorp is the holding company for State Bank of Long Island, a New York commercial bank with approximately $1.6 billion in assets and 17 branches in Nassau, Suffolk, Queens, and Manhattan. State Bancorp’s focus on providing high-quality personal service to meet the needs of a diverse customer base, including small to middle market businesses, professional service firms, municipalities and consumers is much like Valley’s long-standing commitment to its communities and customers. Their 17 branch offices located mostly in Long Island and Queens will nicely complement Valley’s current New York City locations, including our 5 branches in Queens, and lay a stronger foundation for our continued expansion efforts into these attractive markets. The total consideration for the acquisition is estimated to be $222 million, resulting in an estimated $131 million of intangible assets which are dependent on the fair values of State Bancorp’s assets and liabilities and Valley’s stock price on the closing date of the merger. We recently received regulatory approval from both the Office of the Comptroller of the Currency and the Federal Reserve Bank of New York to complete the merger. We anticipate closing the merger during the fourth quarter of 2011, contingent upon receiving the approval of State Bancorp shareholders, approval to repurchase State Bancorp’s senior preferred stock under the Treasury’s TARP program, and other customary closing conditions.

Executive Summary

U.S. economic uncertainty remained the norm during the second quarter of 2011 due to several factors, including, but not limited to, persistently high U.S. unemployment, U.S. deficit-reduction and debt downgrading concerns, the impact of Japan’s tsunami and nuclear natural disaster on the automobile sector, and fiscal and political issues within the European Union. Unemployment in our primary market (including Northern Jersey and the New York City Metropolitan areas) ranged from 8.4 percent to 8.6 percent during the second quarter of 2011, but improved slightly as compared to 8.8 percent in June 2010. Additionally, the percent of consumers with new bankruptcies and foreclosures in New Jersey and New York remained at historically high levels as last reported during the second quarter of 2011, but were also moderately better compared to one year ago. The Federal Reserve maintained, and continues to support, a target range of zero to 0.25 percent for the federal funds rates due to current economic conditions. We believe a low-rate, high unemployment environment, which is reflective of our current operating environment, would continue to challenge our business operations and results in many ways during the remainder of 2011, as highlighted throughout the following MD&A discussion.

Net income for the second quarter of 2011 was $36.9 million, or $0.22 per diluted common share, compared to $33.0 million, or $0.20 per diluted common share for the second quarter of 2010. The increase in net income was largely due to: (i) an $11.0 million increase in non-interest income mainly resulting from increased gains on sales of investment securities classified as available for sale and a decrease in non-cash credit impairment charges on investment securities, partly offset by a reduction in our FDIC loss-share receivable mainly due to better than expected cash flows from certain covered loan pools and a decline in net trading gains mainly due to a decrease in non-cash mark to market gains on our junior subordinated debentures carried at fair value, (ii) a $6.4 million decrease in the provision for credit losses largely due to a more stable credit environment as compared to one year ago, (iii) a $552 thousand increase in net interest income on a tax equivalent basis mainly driven by a 14 basis point decline in the cost of average interest bearing liabilities and a reduction in average interest bearing liabilities due to the maturity of high cost time deposits and long-term FHLB borrowings, partially offset by (iv) a $3.1 million increase in non-interest expense partly due to higher advertising expense, other real estate owned (OREO) write downs and expenses, and general increases in salary and employee benefits expense, and (v) a higher effective income tax rate caused by an $8.5 million incremental tax provision related to a change in state tax case law during the second quarter of 2011. We expect that the tax law change will not materially impact our effective tax rate in future periods. See the “Income Taxes” Section below and Note 15 to the consolidated financial statements for further discussion.

During the second quarter of 2011, we recognized net gains on securities transactions totaling $16.5 million mainly due to the sale of $253.0 million in residential mortgage-backed securities issued by government agencies, perpetual preferred securities issued by Freddie Mac and Fannie Mae (currently not paying dividends due to the U.S. Government placing these entities into conservatorship and suspending their preferred stock dividends in 2008), and U.S. Treasury securities that were classified as available for sale. We elected to sell these securities based on a total rate of return analysis for each security. Additionally, the sales of the Freddie Mac and Fannie Mae securities reduced our exposure to these government sponsored issuers, and allowed us to reinvest the net proceeds mainly in Ginnie Mae mortgage-backed securities, which are fully guaranteed by the federal government and do not require related regulatory capital to be held by the Bank. We have not purchased any Freddie Mac or Fannie Mae mortgage-backed securities since mid-2009 and our outstanding balances of these securities have declined since such time. No impairment charges were recognized on securities in earnings during the second quarter of 2011, as compared to $825 thousand in the first quarter of 2011 and $2.0 million during the second quarter of 2010.

The following economic indicators are just a few of many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area. Generally, market conditions have improved from one year ago, however persistent unemployment, slumping home prices, and high vacancy rates may continue to put pressure on the performance of some borrowers, mainly within our commercial real estate and residential mortgage portfolios, and the level of new loan demand within our area.

	For the Month Ended
Key Economic Indicators:	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Unemployment rate:
U.S.	9.20%	8.80%	9.40%	9.60%	9.50%
New York Metro Region	8.60%	8.40%	8.10%	8.60%	8.80%
New Jersey	9.50%	9.30%	9.10%	9.30%	9.50%
New York	8.00%	8.00%	8.20%	8.40%	8.60%

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	($ in thousands)
Personal income:
New Jersey	NA	$453,809	$445,963	$445,721	$445,278
New York	NA	$963,688	$947,246	$944,722	$948,211
New consumer bankruptcies:
New Jersey	NA	0.17%	0.18%	0.20%	0.21%
New York	NA	0.10%	0.11%	0.12%	0.14%
Change in home prices:
U.S.	NA	-4.20%	-3.60%	-1.90%	4.60%
New York Metro Region	NA	-2.10%	-2.80%	0.80%	0.30%
New consumer foreclosures:
New Jersey	NA	0.12%	0.20%	0.17%	0.23%
New York	NA	0.07%	0.09%	0.10%	0.11%
Rental vacancy rates:
New Jersey	7.9%	6.7%	8.1%	8.2%	11.0%
New York	6.4%	5.9%	7.0%	6.3%	7.5%

NA – not available

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Total non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $73.0 million, or 3.2 percent on an annualized basis to approximately $9.3 billion at June 30, 2011 as compared to March 31, 2011 mainly due to a $99.5 million increase in our residential mortgage loans , partially offset by an increase in commercial loan prepayments and a continued decline in our automobile loan portfolio. Our residential mortgage originations remain one of the noteworthy areas of our lending operations, as we originated over $230 million in new and refinanced residential mortgages in the second quarter of 2011 and $550 million for the six months ended June 30, 2011. Much of our residential loan volume in 2011 was due to the continued success of our one-price refinancing program with total closing costs as low as $499 including title insurance fees and the current low interest rate environment. We continued to retain a majority of our residential mortgage loan originations (77 percent in the second quarter of 2011 compared to 73 percent in the first quarter of 2011) and hold them for investment purposes rather than sell the loans in the secondary market. Our decision to retain certain mortgage originations is based on the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Our commercial lending portfolio, including commercial, commercial real estate, and construction loans, totaled $5.7 billion at June 30, 2011 and remained relatively unchanged from March 31, 2011. However, commercial and industrial loans declined $33.8 million compared to the linked quarter of 2011 due to several factors, including a seasonal decline in line of credit usage within asset-based lending, higher prepayments, including the $10.7 million payoff in full of a performing, but internally criticized loan, and strong competition for quality credits in a weakened economy. Commercial real estate loans grew by $28.8 million during the second quarter of 2011 and offset much of the decline in commercial and industrial loans and construction loans. The increase in commercial real estate loans was due to new co-op and multifamily loan relationships as we increased our business emphasis on this type of lending within our primary markets during 2011. We believe there are profitable growth opportunities in these lending areas that still offer sound credit metrics and can nicely fill in for the tepid loan demand from other commercial real estate loan types, including construction loans which also declined $4.4 million during the second quarter of 2011, caused by the current state of the U.S. economy and housing markets.

Our consumer loans, including home equity, automobile, and other consumer loans, declined $17.1 million from March 31, 2011 to June 30, 2011 mostly due to a $20.0 million decline in the auto portfolio. Auto balances declined due to several factors, including our high credit standards, acceptable loan to collateral value levels, and high unemployment levels. Additionally, in an attempt to build market share, some large competitors continue to offer rates and terms that are less than Valley’s profitability thresholds. These factors may continue to constrain the levels of our auto loan originations for the remainder of 2011. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Mindful of the difficult business environment and the higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at June 30, 2011. Total loans past due in excess of 30 days decreased 0.04 percent to 1.66 percent of our total loan portfolio of $9.6 billion as of June 30, 2011 compared to 1.70 percent of total loans at March 31, 2011 mainly due to a reduction in construction loans within the 30 to 89 days past due loan category. Our non-accrual loans increased $12.5 million to $113.8 million, or 1.19 percent of total loans at June 30, 2011 as compared to $101.3 million, or 1.06 percent of total loans at March 31, 2011. The increase was mostly due to an $11.3 million increase in non-accrual commercial real estate loans to $43.0 million, or 1.23 percent of the commercial real estate loan portfolio at June 30, 2011 as compared to the linked quarter mostly caused by five additional non-performing relationships totaling $11.8 million (with $442 thousand in related specific reserves included in our total allowance for loan losses) at June 30, 2011. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we are cautiously optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of the economy and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at the levels reported as of June 30, 2011. See “Non-performing Assets” section below for further analysis of our credit quality.

Total deposits decreased $15.9 million to approximately $9.7 billion at June 30, 2011 from March 31, 2011. Savings, NOW and money market deposits decreased $74.9 million to $4.3 billion at June 30, 2011 as compared to March 31,

2011 largely due to repayment of $117.0 million in brokered money market funds entered into and used by management to partially fund investment security purchases during the first quarter of 2011. Brokered money market funds with variable rates based on the U.S. dollar one month LIBOR rate plus 5 basis points totaled $102.9 million at June 30, 2011. Management will likely repay the remainder of this funding source from normal principal paydowns and interest from its investment securities portfolio during the remainder of 2011 based on the level of interest rates and other funding sources available for its asset/liability management strategies. Time deposits increased $35.9 million during the second quarter mainly due to new retail three, five and six-year term certificates of deposit. Non-interest bearing deposits also increased $23.0 million as compared to March 31, 2011 mainly due to general increases in both commercial and retail deposits.

The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Return on average assets	1.03%	0.93%	1.03%	0.85%
Return on average shareholders’ equity	11.24	10.44	11.24	9.58
Return on average tangible shareholders’ equity (“ROATE”)	15.22	14.16	15.24	12.96

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		($ in thousands)

Net income	$36,894	$33,010	$73,479	$60,373

Average shareholders’ equity	1,312,501	1,264,633	1,307,708	1,259,937
Less: Average goodwill and other intangible assets	(342,590)	(332,273)	(343,245)	(327,896)

Average tangible shareholders’ equity	$969,911	$932,360	$964,463	$932,041

Annualized ROATE	15.22%	14.16%	15.24%	12.96%

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

All of the above ratios were impacted by net trading gains and losses and net gains on securities transactions recognized in non-interest income. These amounts can vary widely from period to period due to the recognition of non-cash gains or losses on the change in the fair value of our junior subordinated debentures carried at fair value and our trading securities portfolio, as well as the level of sales of our investment securities classified as available for sale. See the “Non-Interest Income” section below for more details.

Net Interest Income

Net interest income on a tax equivalent basis was $119.0 million for the second quarter of 2011, a $736 thousand increase from the first quarter of 2011 and an increase of $552 thousand from the second quarter of 2010. The increase from the second quarter of 2010 was mostly attributable to lower interest expense caused by maturing high cost time deposits and FHLB borrowings, lower rates on interest bearing deposits, partially offset by lower yields on new loans and investments.

Average interest earning assets increased $90.7 million to $12.8 billion for the second quarter of 2011 compared to the second quarter of 2010 largely due to improved loan growth. Compared to the first quarter of 2011, average interest earning assets increased $67.4 million for the second quarter of 2011 due to increases of $161.8 million and $58.2 million in average loans and federal funds sold and other interest bearing deposits, respectively, partially offset by a $152.5 million decrease in average investment securities. Average loans continued to increase quarter over quarter due to strong residential mortgage loan volumes, as well as growth in the commercial real estate loan portfolio mainly due to our focus on co-op and multifamily loan lending during 2011. Average federal funds sold and other interest bearing deposits increased due to higher excess cash balances maintained at the Federal Reserve Bank of New York during the second quarter of 2011 period partly due to investment securities sales during the period. Average investments declined from the first quarter of 2011 mainly due to the sale of $239 million in residential mortgage-backed securities issued by U.S. government sponsored agencies that were classified as available for sale during the first quarter of 2011 and $22.6 million in trust preferred securities (including a $10.2 million security classified as trading) called for early redemption during April 2011.

Average interest bearing liabilities decreased $82.8 million to $10.3 billion for the second quarter of 2011 compared with the second quarter of 2010 mainly due to the run-off of higher cost retail time deposits and the maturity of $206 million in long-term FHLB borrowings during 2011. The funding from the FHLB borrowings was partially replaced with lower cost deposits, including the purchase of 3 to 5 year-term brokered certificates of deposit totaling $102.3 million during the first quarter of 2011. Compared to the first quarter of 2011, average interest bearing liabilities decreased $2.7 million for the second quarter of 2011. Average interest bearing deposits increased $211.6 million mainly due to brokered money market deposits used to fund the additional purchases of taxable investment securities in the first quarter of 2011 and the $102.3 million of new brokered certificates of deposit mostly purchased during March 2011. Average short-term borrowings declined $73.9 million from the first quarter of 2011 mainly due to lower customer repo (demand deposit sweep) balances during the second quarter of 2011. The maturing FHLB borrowings primarily caused a $140.4 million decrease in average long-term borrowings during the second quarter of 2011.

Interest income, on a tax equivalent basis decreased $67 thousand for the second quarter of 2011 compared to the first quarter of 2011 primarily due to lower interest income from taxable investments. Interest income from taxable investments, on a tax equivalent basis decreased $1.4 million or 4.6 percent for the three months ended June 30, 2011 compared to the first quarter of 2011. The quarter over quarter decrease was driven by lower average taxable investments balances due to the aforementioned sales of residential mortgage-backed securities and calls of trust preferred securities, and lower yields on new investments replacing principal paydowns on higher yielding investments. Interest income from non-taxable investments also declined $117 thousand due to lower balances. However, interest income from loans, on a tax equivalent basis increased approximately $1.5 million as compared to the first quarter of 2011 primarily due to residential mortgage and commercial real estate loan growth and an increase of $894 thousand in the accretion on covered loan pools during the second quarter of 2011 as these pools, on an aggregate basis, continue to perform better than expected at the acquisitions dates, partially offset by loan renewals at lower interest rates.

Interest expense decreased $803 thousand for the second quarter of 2011 as compared to the first quarter of 2011 primarily due to the maturity of $206 million of higher cost long-term FHLB advances during the first half of 2011, partially offset by higher interest expense on deposits due to new funding from low cost brokered money market and time deposits obtained in the latter part of the first quarter of 2011, as well as a modest increase in interest rates on our money market deposit accounts.

The net interest margin on a tax equivalent basis was 3.71 percent for the second quarter of 2011, unchanged from the linked first quarter of 2011, and a 1 basis point decline from 3.72 percent for the quarter ended June 30, 2010. The yield on average interest earning assets decreased by three basis points from the first quarter of 2011 due to a moderate decrease in yield on average loans and lower average non-taxable investment securities, partially offset by a higher yield on non-taxable investments and a greater amount of loans within the composition of interest earning assets. The cost of average interest bearing liabilities declined three basis points from the first quarter of 2011 mainly due to a one basis point decrease in the cost of average long-term borrowings due to the maturity of higher cost FHLB advances and a greater percentage of lower cost deposits to other borrowings, partially offset by a three basis point increase in the cost of average savings, NOW, and money market accounts. This increase was mainly caused by a moderate increase in our interest rates on money market deposits and a one basis point increase in the cost of average time deposits due to additional three and five year time deposits, including the brokered certificates of deposit purchased in March and February 2011.

Based on the current level of interest rates, we anticipate lower yields on new loans and investments during the third quarter of 2011 which may negatively impact our net interest income. However, we believe our second quarter loan growth, additional accretion from certain loan pools with higher forecasted cash flows than was originally expected at the acquisition dates, and the maturity of $90 million in FHLB borrowings with a weighted average interest rate of 5.07 percent in late April 2011 should positively impact our net interest income and margin and may mitigate some of the impact of the low level of interest rates on our net interest income and margin.

The following table reflects the components of net interest income for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2011			March 31, 2011			June 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,619,959	$135,085	5.62%	$9,458,201	$133,625	5.65%	$9,544,364	$136,422	5.72%
Taxable investments (3)	2,698,706	30,193	4.48	2,823,185	31,636	4.48	2,670,495	32,094	4.81
Tax-exempt investments (1)(3)	372,002	3,737	4.02	400,049	3,854	3.85	415,978	3,996	3.84
Federal funds sold and other interest bearing deposits	137,372	88	0.26	79,208	55	0.28	106,461	76	0.29

Total interest earning assets	12,828,039	169,103	5.27	12,760,643	169,170	5.30	12,737,298	172,588	5.42

Allowance for loan losses	(142,019)			(126,944)			(106,899)
Cash and due from banks	361,281			328,998			308,307
Other assets	1,206,211			1,230,925			1,249,707
Unrealized gains on securities available for sale, net	21,771			20,634			12,268

Total assets	$14,275,283			$14,214,256			$14,200,681

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,431,929	$5,082	0.46%	$4,303,555	$4,679	0.43%	$4,144,113	$4,813	0.46%
Time deposits	2,815,223	12,616	1.79	2,731,981	12,166	1.78	3,026,929	14,720	1.95

Total interest bearing deposits	7,247,152	17,698	0.98	7,035,536	16,845	0.96	7,171,042	19,533	1.09
Short-term borrowings	167,864	276	0.66	241,786	341	0.56	179,677	330	0.73
Long-term borrowings (4)	2,933,165	32,150	4.38	3,073,543	33,741	4.39	3,080,261	34,298	4.45

Total interest bearing liabilities	10,348,181	50,124	1.94	10,350,865	50,927	1.97	10,430,980	54,161	2.08

Non-interest bearing deposits	2,554,909			2,488,726			2,441,776
Other liabilities	59,692			71,802			63,292
Shareholders’ equity	1,312,501			1,302,863			1,264,633

Total liabilities and shareholders’ equity	$14,275,283			$14,214,256			$14,200,681

Net interest income/interest rate spread (5)		$118,979	3.33%		$118,243	3.33%		$118,427	3.34%

Tax equivalent adjustment		(1,309)			(1,351)			(1,401)

Net interest income, as reported		$117,670			$116,892			$117,026

Net interest margin (6)			3.67%			3.66%			3.68%
Tax equivalent effect			0.04%			0.05%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.71%			3.71%			3.72%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2011 and 2010:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,539,527	$268,710	5.63%	$9,483,601	$271,793	5.73%
Taxable investments (3)	2,760,602	61,829	4.48	2,695,165	63,974	4.75
Tax-exempt investments (1)(3)	385,948	7,591	3.93	393,730	7,913	4.02
Federal funds sold and other interest bearing deposits	108,451	143	0.26	169,754	230	0.27

Total interest earning assets	12,794,528	338,273	5.29	12,742,250	343,910	5.40

Allowance for loan losses	(134,523)			(105,966)
Cash and due from banks	345,229			320,367
Other assets	1,218,498			1,199,612
Unrealized gains on securities available for sale, net	21,206			7,606

Total assets	$14,244,938			$14,163,869

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,368,097	$9,761	0.45%	$4,108,077	$9,673	0.47%
Time deposits	2,773,832	24,782	1.79	3,071,379	30,318	1.97

Total interest bearing deposits	7,141,929	34,543	0.97	7,179,456	39,991	1.11
Short-term borrowings	204,621	617	0.60	186,052	661	0.71
Long-term borrowings (4)	3,002,966	65,891	4.39	3,104,152	68,607	4.42

Total interest bearing liabilities	10,349,516	101,051	1.95	10,469,660	109,259	2.09

Non-interest bearing deposits	2,522,000			2,379,047
Other liabilities	65,714			55,225
Shareholders’ equity	1,307,708			1,259,937

Total liabilities and shareholders’ equity	$14,244,938			$14,163,869

Net interest income/interest rate spread (5)		$237,222	3.34%		$234,651	3.31%

Tax equivalent adjustment		(2,660)			(2,774)

Net interest income, as reported		$234,562			$231,877

Net interest margin (6)			3.67%			3.64%
Tax equivalent effect			0.04%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.71%			3.68%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2011 Compared with June 30, 2010			Six Months Ended June 30, 2011 Compared with June 30, 2010
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)

Interest Income:
Loans*	$1,075	$(2,412)	$(1,337)	$1,596	$(4,679)	$(3,083)
Taxable investments	336	(2,237)	(1,901)	1,527	(3,672)	(2,145)
Tax-exempt investments*	(436)	177	(259)	(155)	(167)	(322)
Federal funds sold and other interest bearing deposits	20	(8)	12	(81)	(6)	(87)

Total increase (decrease) in interest income	995	(4,480)	(3,485)	2,887	(8,524)	(5,637)

Interest Expense:
Savings, NOW and money market deposits	331	(62)	269	595	(507)	88
Time deposits	(991)	(1,113)	(2,104)	(2,796)	(2,740)	(5,536)
Short-term borrowings	(21)	(33)	(54)	62	(106)	(44)
Long-term borrowings and junior subordinated debentures	(1,619)	(529)	(2,148)	(2,223)	(493)	(2,716)

Total decrease in interest expense	(2,300)	(1,737)	(4,037)	(4,362)	(3,846)	(8,208)

Total increase (decrease) in net interest income	$3,295	$(2,743)	$552	$7,249	$(4,678)	$2,571

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Trust and investment services	$1,952	$1,947	$3,975	$3,822
Insurance commissions	3,657	2,660	8,080	5,856
Service charges on deposit accounts	5,642	6,651	11,292	12,925
Gains on securities transactions, net	16,492	3,656	19,171	4,519
Net impairment losses on securities recognized in earnings	—	(2,049)	(825)	(4,642)
Trading (losses) gains, net
Trading securities	(106)	(581)	387	(345)
Junior subordinated debentures carried at fair value	(942)	1,419	1,947	(1,847)

Total trading (losses) gains, net	(1,048)	838	2,334	(2,192)
Fees from loan servicing	1,170	1,211	2,367	2,447
Gains on sales of loans, net	1,561	1,019	5,170	3,539
Gains on sales of assets, net	146	218	203	304
Bank owned life insurance	1,880	1,768	3,586	3,311
Change in FDIC loss-share receivable	(2,669)	—	13,566	—
Other	4,752	4,557	9,403	8,264

Total non-interest income	$33,535	$22,476	$78,322	$38,153

Insurance commissions increased $997 thousand and $2.2 million for the three and six months ended June 30, 2011, respectively as compared to the same periods in 2010 mainly due to additional commissions generated from our insurance subsidiary’s agency asset acquisition during December 2010. See Note 4 to the consolidated financial statements for more details.

Service charges on deposit accounts decreased $1.0 million and $1.6 million during the three and six months ended June 30, 2011, respectively as compared to the same periods in 2010, mainly due to a decrease in non-sufficient funds charges and overdraft protection fees. The decline in these fees reflects both better account management by our customers caused, in part, by economic uncertainty and higher savings rates, and new regulatory restrictions on overdraft charges enacted during the third quarter of 2010.

Net gains on securities transactions increased $12.8 million and $14.7 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. These increases were mainly due to gains on the sale of $253.0 million in residential mortgage-backed securities issued by government agencies, perpetual preferred securities issued by Freddie Mac and Fannie Mae, and U.S. Treasury securities classified as available for sale in the second quarter of 2011. We elected to sell these securities based on a total rate of return analysis for each security. Additionally, the sales of the Freddie Mac and Fannie Mae securities reduced our exposure to these government sponsored issuers, and allowed us to reinvest the net proceeds mainly in Ginnie Mae mortgage-backed securities, which are fully guaranteed by the federal government and do not require related regulatory capital to be held by the Bank. During the second quarter of 2010, the net gains on securities transactions totaled $3.7 million and were mainly due to the sale of $73.9 million in U.S. Treasury securities that were classified as available for sale.

Net impairment losses on securities decreased $2.0 million during the three months ended June 30, 2011 as compared to the same period in 2010 as no credit impairment losses on securities were recognized during the second quarter of 2011. During the six months ended June 30, 2011, we recognized $825 thousand in additional estimated credit losses on one previously impaired pooled trust preferred security, as compared to the net impairment losses totaling $4.6 million during the same period in 2010 due to estimated credit losses on two previously impaired trust preferred securities and three previously impaired private label mortgage-backed securities. See the “Investment Securities Portfolio” section of this MD&A and Note 7 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading gains and losses represent the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio and the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value. Net trading gains decreased $1.9 million to a loss of $1.0 million for the second quarter of 2011 and increased $4.5 million to a $2.3 million gain for the six months ended June 30, 2011 as compared to the same periods in 2010, mainly due to the changes in the fair value of junior subordinated debentures carried at fair value.

Net gains on sales of loans increased $542 thousand and $1.6 million for the three and six months ended June 30, 2011, respectively, primarily as a result of higher volumes of conforming residential loans sold into the secondary market in 2011 as compared to the same periods in 2010.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition (See Note 8 to the consolidated financial statements). Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools.

During the three months ended June 30, 2011, we recognized a $2.7 million reduction in non-interest income attributable to changes in the FDIC loss-share receivable as compared to second quarter of 2010 mostly due to the effect of better than originally expected cash flows on certain covered loan pools. During the six months ended June 30, 2011, we recognized $13.6 million in non-interest income attributable to changes in the FDIC loss-share receivable. This amount consisted of: (i) $16.9 million caused by additional estimated credit losses on covered loans, (ii) $1.6 million of reimbursable expenses under the loss sharing agreements, and (iii) $291 thousand related to the accretion of the discount resulting from the present value of the receivable at the acquisition dates; partially offset by $5.3 million for the prospective recognition in the loss-share receivable attributable to increased cash flows from certain loan pools in excess of originally forecasted cash flows.

Other non-interest income increased $1.1 million during the six months ended June 30, 2011 partly due to various settlement items collected from the FDIC in connection with the FDIC-assisted transactions.

In June 2011, the Federal Reserve Board (the “FRB”) approved a final debit card interchange rule that will cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis point charge per transaction to help cover fraud losses. In addition, the FRB issued an interim final rule that allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The effective date for the final and interim final rules on the pricing and routing restrictions, commonly referred to as the “Durbin Amendment,” is October 1, 2011. Other non-interest income includes debit card interchange fees of approximately $1.6 million in the second quarter of 2011 and approximately $3.0 million in the first six months of 2011. We continue to refine our estimate of the potential impact of this regulation on our non-interest income.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Salary and employee benefits expense	$44,109	$42,935	$88,234	$87,208
Net occupancy and equipment expense	15,467	16,088	32,653	32,029
FDIC insurance assessment	3,302	3,543	6,631	6,976
Amortization of other intangible assets	1,796	2,445	3,758	4,145
Professional and legal fees	3,020	2,613	6,793	4,732
Advertising	2,703	1,111	4,185	2,023
Other	12,683	11,238	24,655	21,214

Total non-interest expense	$83,080	$79,973	$166,909	$158,327

Salary and employee benefits expense increased $1.2 million and $1.0 million for the three and six months ended June 30, 2011, respectively, mainly due to normal annual increases in salary expense, as compared to the same periods in 2010.

Net occupancy and equipment expense declined $621 thousand for the second quarter of 2011 as compared to the second quarter of 2010 mainly due to expense reductions related to the closure of five of seven branches acquired in FDIC-assisted transactions in the second quarter of 2010. The customer service for the closed branches was transferred to existing Valley branches within very close proximity of each location. For the six months ended June 30, 2011, the net occupancy and equipment expense increased $624 thousand as compared to the same period in 2010 as a result of increased seasonal maintenance and building repairs during the first quarter of 2011, partially offset by the aforementioned decrease in acquired branch related expenses as compared to the 2010 period.

Amortization of other intangible assets decreased $649 thousand for the second quarter of 2011 as compared to the same quarter of 2010 mainly due to the recognition of a $631 thousand impairment charge on certain loan servicing rights in the 2010 period as compared to a $49 thousand net valuation allowance recovery on the fair value of previously impaired loan servicing rights during the second quarter of 2011.

Professional and legal fees increased $2.1 million for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due, in part, to increases in legal expenses related to assets acquired in the two FDIC-assisted transactions in March 2010, most of which we believe are reimbursable under the loss sharing agreements with the FDIC.

Advertising expense increased $1.6 million and $2.2 million during the three and six months ended June 30, 2011, respectively mainly due to an increase in promotional campaigns, including television and radio.

Other non-interest expense increased $1.4 million for the quarter ended June 30, 2011, as compared to the second quarter of 2010 largely due to an $838 thousand write down of an other real estate owned (“OREO”) commercial property (which is expected to be sold in the third quarter of 2011), as well as a general increase in OREO expenses. During the six months ended June 30, 2011, other non-interest expense increased $3.4 million primarily due to a $1.4 million increase in other real estate owned expenses caused by additional expenses related to the FDIC-assisted transactions, a $479 thousand write down of a repossessed aircraft, as well as the aforementioned $838 thousand write down of an OREO commercial property.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 54.95 percent and 53.35 percent for the three and six months ended June 30, 2011, respectively compared to 57.33 percent and 58.63 percent for the same periods in 2010. The lower efficiency ratio in the second quarter of 2011 was primarily due to a $12.8 million increase in gains on securities transactions and no credit impairment losses on securities, partially offset by an increase in non-interest expense as compared to the second quarter in 2010. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $25.2 million and $14.1 million for the second quarters of 2011 and 2010, respectively. The effective tax rate increased by 10.7 percent to 40.6 percent for the second quarter of 2011 as compared to 29.9 percent for the second quarter of 2010 largely due to an incremental tax provision of $8.5 million related to a change in state tax case law during the second quarter of 2011, partly offset by our increased and planned investment in additional federal tax credits during 2011.

Income tax expense was $42.3 million and $26.3 million for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate increased by 6.2 percent to 36.5 percent for the six months ended June 30, 2011 as compared to 30.3 percent for the same period of 2010 largely due to the aforementioned incremental tax provision related to a change in state tax case law during the second quarter of 2011, partly offset by our increased and planned investment in additional federal tax credits during 2011.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. We expect that the aforementioned tax law change will not materially impact our effective tax rate in future periods. For the remainder of 2011, we anticipate that our effective tax rate will approximate 29 percent.

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

The following tables present business segments financial data for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,383,153	$6,236,806	$3,208,080	$—	$12,828,039
Income before income taxes	12,734	27,675	11,841	9,849	62,099
Annualized return on average interest earning assets (before tax)	1.51%	1.77%	1.48%	N/A	1.94%

	Three Months Ended June 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,313,925	$6,230,439	$3,192,934	$—	$12,737,298
Income (loss) before income taxes	14,405	22,356	14,472	(4,142)	47,091
Annualized return on average interest earning assets (before tax)	1.74%	1.44%	1.81%	N/A	1.48%

Consumer Lending

The consumer lending segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans. Residential mortgage loans, including $15.3 million of covered loans, totaled $2.2 billion and represented 22.6 percent of the total loan portfolio at June 30, 2011. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average interest earning assets for the three months ended June 30, 2011 increased $69.2 million, as compared to the second quarter of 2010 due to the success of our refinanced residential loan program, partially offset by continued declines in our automobile and home equity loans. Our residential mortgage loans grew by over $99.5 million during the second quarter of 2011 as we originated over $230 million in new and refinanced residential mortgage loans during the period, as compared to residential loan originations of approximately $160 million in the second quarter of 2010. We held over 77 percent of the second quarter of 2011 loan originations in our loan portfolio at June 30, 2011. Our decision to retain mortgage originations is based on the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Income before income taxes during the three months ended June 30, 2011 decreased $1.7 million to $12.7 million as compared to the same quarter in 2010. The decrease was mainly caused by a $1.0 million decline in net interest income to $31.4 million for the second quarter of 2011 as the negative impact of lower yields on loans were only partially offset by an increase in average loans and a decrease in our cost of funds during the second quarter of 2011 as compared to the same period in 2010. Additionally, non-interest expense increased $2.5 million to $15.2 million for the second quarter of 2011 as compared to the same quarter in 2010. The negative impact of these items was partially offset by a $662 thousand increase in non-interest income and a lower provision for loan losses. The provision for loan losses decreased $1.7 million as compared to the second quarter of 2010 due, in part, to lower levels of actual and expected loan losses within the automobile loan portfolio as the used car markets have strengthened over the last several quarters.

The net interest margin decreased 19 basis points as a result of a 33 basis point decrease in interest yield caused by the historically low level of market interest rates, partially offset by a 14 basis point decrease in costs associated with our funding sources. During the second quarter of 2011, our cost of funds was positively impacted by the maturity of higher cost FHLB borrowings during the first and second quarters of 2011. The funding from the FHLB borrowings was mostly replaced with lower cost retail and brokered certificates of deposits.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates. Commercial and industrial loans, including $97.7 million of covered loans, totaled approximately $1.9 billion and represented 20 percent of the total loan portfolio at June 30, 2011. Commercial real estate loans, including $189.0 million of covered loans, totaled $4.1 billion and represented 42.6 percent of the total loan portfolio at June 30, 2011.

For the three months ended June 30, 2011, income before income taxes increased $5.3 million to $27.7 million compared with the same quarter in 2010 primarily due to an increase in net interest income and a decline in the provision for loan losses, partially offset by a decrease in non-interest income. Net interest income increased $4.0 million due to higher yields on average balances which increased $6.4 million as compared to the same quarter of 2010, coupled with our lower cost of funds. The provision for loan losses decreased $4.7 million to $4.2 million for the second quarter of 2011 as compared to $8.9 million for the same quarter in 2010 mainly due to a stabilization of the credit environment and our delinquency trends as compared to the second quarter of 2010. Non-interest income decreased $3.4 million during the quarter ended June 30, 2011 as compared to the same quarter in 2010. This decrease was partially caused by a $2.7 million reduction in our non-interest income attributable to a change in our FDIC loss-share receivable reflecting the effect of better than originally expected cash flows on certain covered loan pools.

The net interest margin increased 26 basis points during the second quarter of 2011 mainly as a result of a 12 basis point increase in yield on average loans and 14 basis points decrease in the costs of our funding sources as compared to the same quarter in 2010.

Investment Management

The investment management segment generates a large portion of our income through investments in various types of securities. These securities are mainly comprised of fixed rate investments, trading securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies.

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

For the three months ended June 30, 2011, income before income taxes decreased $2.6 million to $11.8 million as compared to $14.5 million for the same quarter one year ago mainly due to a $2.3 million decrease in the net interest income and a $384 thousand increase in the internal transfer expense during the second quarter of 2011. The decline in the net interest income was mainly as a result of lower market yields on new investment securities, including our increased holdings of residential mortgage-backed securities issued by Ginnie Mae and municipal bonds over the last twelve months, replacing normal principal paydowns and sales proceeds from higher yielding securities. The decrease in interest income was partially offset by a 14 basis points decrease in costs associated with our funding sources.

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

The income before income taxes for the corporate segment increased $13.9 million to $9.8 million income for the three months ended June 30, 2011 from a $4.1 million pre-tax loss for the same quarter in 2010 mainly due to an increase of $13.6 million in non-interest income attributable to a $12.8 million increase in net gains on securities transactions for the second quarter of 2011. The increase in net gains on securities transactions was mainly due to gains on the sale of $253.0 million in residential mortgage-backed securities, preferred securities, and U.S. Treasury securities classified as available for sale in the second quarter of 2011.

The following tables present business segments financial data for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,344,247	$6,195,280	$3,255,001	$—	$12,794,528
Income before income taxes	28,300	53,787	23,201	10,499	115,787
Annualized return on average interest earning assets (before tax)	1.69%	1.74%	1.43%	N/A	1.81%

	Six Months Ended June 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,354,486	$6,129,115	$3,258,649	$—	$12,742,250
Income (loss) before income taxes	30,979	44,698	27,335	(16,358)	86,654
Annualized return on average interest earning assets (before tax)	1.85%	1.46%	1.68%	N/A	1.36%

Consumer Lending

Average interest earning assets for the six months ended June 30, 2011 decreased $10.2 million, as compared to the same period in 2010. This decrease reflects the continued low level of new automobile and home equity loan originations as compared to loan repayments, partially offset by an increase in our residential mortgage portfolio.

Income before income taxes during the six months ended June 30, 2011 decreased $2.7 million to $28.3 million as compared to the same period in 2010. The decrease was mainly caused by a $3.4 million decline in net interest income to $62.5 million for the first half of 2011 as the negative impact of lower yields on loans were only partially offset by a decrease in our cost of funds during the period. Additionally, non-interest expense increased $4.4 million to $29.1 million for the six months ended June 30, 2011 as compared to the same period one year ago. The negative impact of these items was partially offset by a $2.0 million increase in non-interest income and a lower provision for loan losses. The provision for loan losses decreased $3.6 million as compared to the six months ended June 30, 2010 due, in part, to lower levels of loan charge-offs in the automobile loan portfolio.

The net interest margin decreased 19 basis points as a result of a 32 basis point decrease in interest yield, partially offset by a 13 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due to the aforementioned decline in our higher cost long-term borrowings.

Commercial Lending

Average interest earning assets for the six months ended June 30, 2011 increased $66.2 million as compared to the same period in 2010. This increase mainly reflects higher commercial real estate loan volume due to our increased emphasis on co-op and multifamily loan lending in our markets, as well as a moderate increase in loan demand from new and existing commercial customers as compared to the six months ended June 30, 2010.

For the six months ended June 30, 2011, income before income taxes increased $9.1 million to $53.8 million compared with the same period one year ago primarily due to increases in non-interest income and net interest income, partially offset by increases in non-interest expense and the provision for loan losses. Non-interest income increased $12.2 million during the first half of 2011 to $15.8 million as compared to $3.6 million for the same period in 2010. This increase was driven by an increase in our FDIC loss-share receivable principally due to additional estimated credit losses on certain covered loan pools. Higher average loan balances, increased yields on loans (including accretion on certain covered loan pools performing better than originally expected at acquisition), and a lower cost of funds all contributed to an $9.7 million increase in net interest income as compared to the 2010 period. The provision for loan losses increased $8.7 million during the first six months of 2011 mainly due to an increase in the provision for losses on covered loans caused by the aforementioned additional estimated credit losses on certain covered loan pools.

The net interest margin increased 26 basis points during the six months ended June 30, 2011 mainly as a result of an 13 basis point increase in the yield on average loans and a 13 basis points decrease in the costs of our funding sources as compared to the same period in 2010.

Investment Management

Average investments decreased $3.6 million during the six months ended June 30, 2011 as compared to the same period one year ago, primarily due to the lower liquid interest bearing cash balances held at the Federal Reserve Bank.

For the six months ended June 30, 2011, income before income taxes decreased $4.1 million to $23.2 million for the six months ended June 30, 2011 compared to $27.3 million for the same period of 2010 primarily due to a $3.8 million decrease in net interest income coupled with an increase of $553 thousand increase in the internal transfer expense, partially offset by a $275 thousand increase in non-interest income.

The net interest margin decreased 24 basis point during the first half of 2011 as compared to the same period one year ago as a result of a 37 basis points decrease in yield on investments, partially offset by a 13 basis points decrease in costs associated with our funding sources. Our net interest margin was negatively impacted by normal principal paydowns and sales of certain higher yielding securities mostly replaced with securities yielding lower current market interest rates.

Corporate Segment

The income before income taxes for the corporate segment increased $26.9 million to $10.5 million for the six months ended June 30, 2011 from a loss of $16.4 million for the same period one year ago. Non-interest income increased $25.7 million during the first six months of 2011 mainly due to a $14.7 million increase in net gains on securities transactions and a $4.5 million increase in net trading gains mainly due to non-cash mark to market gains on our trust preferred debentures carried at fair value.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2011. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2011. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2011. Although the size of Valley’s balance sheet is forecasted to remain constant as of June 30, 2011 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the second quarter of 2011. The model utilizes an immediate parallel shift in the market interest rates at June 30, 2011.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)

+200	$6,491	1.42%
+100	(300)	(0.07)
-100	(6,171)	(1.35)

The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table above, due to the frequency and timing of changes in interest rates, and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and interest rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, we believe that a 100 basis point decrease in interest rates as of June 30, 2011 is unlikely given current interest rate levels. A 100 basis point immediate increase in interest rates is projected to minimally decrease net interest income over the next twelve months by only 0.07 percent. The lack of balance sheet sensitivity to such a move in interest rates, is due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management) which currently exceeds the U.S. prime rate by 125 basis points. Additional information regarding our use of these prime rates can be found under the “Net Interest Income” section included in Part II Item 7 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2010. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Our interest rate caps designated as cash flow hedging relationships, are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates. Our interest rate swaps designated as cash flow hedging relationships, are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate. We have interest rate caps with a $200 million notional value, which protect us from upward increases in interest rates on certain deposits and short-term borrowings, and are accounted for as cash flow hedges. During the fourth quarter of 2010, Valley entered into two cash flow hedge interest rate swaps with a notional amount of $200 million that are forward starting (October 2011) with pay fixed and receive floating rates. The floating rate leg of the transaction is indexed to the prime rate as reported by the Federal Reserve Bank. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the current low level of interest rates, the strike rate of these instruments, and the forward effective date applicable to the swaps, the cash flow hedge interest rate caps and swaps are expected to have little immediate impact on our net interest income should market interest rates begin to rise during the remainder of 2011. See Note 14 and 17 to the consolidated financial statements for additional information concerning our derivative transactions.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At June 30, 2011, the Bank was in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity maturing within one year, investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold. The residential mortgage-backed securities portfolio is a significant source of our liquidity through the monthly cash flow of principal and interest. The liquid assets totaled approximately $1.6 billion and $1.7 billion as of June 30, 2011 and December 31, 2010, respectively, representing 12.4 percent and 13.5 percent of earning assets at June 30, 2011 and December 31, 2010, respectively. Of the $1.6 billion of liquid assets at June 30, 2011, approximately $498 million of various investment securities were pledged to counterparties to support our earning asset funding strategies.

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

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.6 billion for the quarter ended June 30, 2011 and $8.3 billion for the year ended December 31, 2010, representing 67.2 percent and 65.8 percent of average earning assets for the same periods in 2011 and 2010, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2011, our borrowing capacity under the Fed’s discount window was approximately $939 million as compared to $948 million at December 31, 2010.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Our short-term borrowings decreased $21.2 million to $171.1 million at June 30, 2011 as compared to $192.3 million at December 31, 2010 as a result of decreases in customer repo balances and treasury tax and loan accounts totaling $16.8 million and $4.4 million, respectively. At June 30, 2011, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of June 30, 2011, we had approximately $2.0 billion, $863.2 million, and $22.1 million in held to maturity, available for sale and trading securities, respectively. During the quarter ended June 30, 2011, Valley recognized gross gains on sales transactions of $16.5 million mainly due to the sale of $253.0 million in residential mortgage-backed securities issued by government agencies, perpetual preferred securities issued by Freddie Mac and Fannie Mae, and U.S. Treasury securities that were classified as available for sale.

At June 30, 2011, our investment portfolio was comprised of U.S Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 19 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (“bank issuers”) (including 3 pooled securities), corporate bonds (most of which were purchased prior to the financial crisis in 2008 and 2009) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by U.S. government sponsored agencies, including Fannie Mae, Freddie Mac and Ginnie Mae.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2011.

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)

Held to maturity
Investment grades:*
AAA Rated	$1,399,049	$44,555	$(1,231)	$1,442,373
AA Rated	137,081	4,265	(74)	141,272
A Rated	85,047	2,229	(179)	87,097
BBB Rated	137,634	7,927	(4,237)	141,324
Non-investment grade	9,487	—	(554)	8,933
Not rated	234,352	99	(53,091)	181,360

Total investment securities held to maturity	$2,002,650	$59,075	$(59,366)	$2,002,359

Available for sale
Investment grades:*
AAA Rated	$603,549	$24,955	$(591)	$627,913
AA Rated	14,975	546	(276)	15,245
A Rated	47,269	985	(8,911)	39,343
BBB Rated	57,702	1,099	(3,232)	55,569
Non-investment grade	97,438	4,737	(2,865)	99,310
Not rated	25,464	425	(73)	25,816

Total investment securities available for sale	$846,397	$32,747	$(15,948)	$863,196

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $234.4 million in investments not rated by the rating agencies with aggregate unrealized losses of $53.1 million at June 30, 2011. The unrealized losses for this category relate mainly to 7 single-issuer bank trust preferred securities, of which $40.0 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of June 30, 2011 (see the “Held to Maturity” section of Note 7 to the consolidated financial statements for further information regarding our analysis of this bank issuer). Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their contractual terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

Although all but one majority of these financial institutions were current in their debt service payments at June 30, 2011, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-

than-temporary impairment charges to our future earnings. Over the past several years, many banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal. A FDIC receivership for any single-issuer would result in a significant loss. See Note 7 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $97.4 million and $99.3 million, respectively, at June 30, 2011. The $2.9 million in unrealized losses for this category mainly relate to 2 pooled trust preferred securities and 2 private mortgage-backed securities. We have found three of the four securities to be temporarily impaired in previous quarters. During the six months ended June 30, 2011, we recorded additional credit impairment charges on one of the pooled trust preferred securities as discussed further in the “Other-than-temporarily impaired securities” section below and Note 7 to the consolidated financial statements.

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

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(in thousands)

Available for sale:
Residential mortgage-backed securities	$—	$2,049	$—	$2,265
Trust preferred securities	—	—	825	2,377

Net impairment losses on securities recognized in earnings	$—	$2,049	$825	$4,642

There were no net impairment losses on securities recognized in earnings during the second quarter of 2011 compared to $2.0 million for the same period in 2010. During the second quarter of 2010, Valley recognized additional estimated credit losses on three previously impaired private label mortgage-backed securities.

For the six months ended June 30, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. For the six months ended June 30, 2010, Valley recognized impairment charges on a total of five individual private label mortgage-backed securities and two previously impaired pooled trust preferred securities.

At June 30, 2011, the five previously impaired private label mortgage-backed securities had a combined amortized cost of $47.0 million and fair value of $47.2 million, while the two previously impaired pooled trust preferred securities had a combined amortized cost and fair value of $5.4 million and $4.1 million, respectively, after recognition of all credit impairments.

Loan Portfolio

Over 63 percent of Valley’s loan portfolio consists of non-covered commercial real estate and residential mortgage loans at June 30, 2011. Valley has no internally planned changes that will significantly impact the current composition of our loan portfolio by loan type. However, many external factors outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and discussed in this MD&A may impact our ability to maintain the current composition of our loan portfolio.

The following table presents our loan portfolio segments by state as a percentage of each applicable segment and our percentage of total loans by state at June 30, 2011:

	June 30, 2011
	Percentage of Loan Portfolio Segment:				% of Total Loans
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer
New Jersey	52%	65%	81%	66%	66%
New York	32	30	10	18	25
Pennsylvania	2	1	4	13	3
Florida	2	1	2	1	1
Other*	12	3	3	2	5

Total	100%	100%	100%	100%	100%

*	Includes states with less than 1 percent of loans in each loan portfolio segment, except for California, which represented 1.89 percent of commercial and industrial loan portfolio as of June 30, 2011.

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	($ in thousands)

Non-covered loans
Commercial and industrial	$1,825,782	$1,859,626	$1,825,066	$1,824,014	$1,760,071
Commercial real estate:
Commercial real estate	3,486,597	3,457,768	3,378,252	3,406,089	3,444,169
Construction	413,951	418,304	428,232	440,929	437,115

Total commercial real estate	3,900,548	3,876,072	3,806,484	3,847,018	3,881,284

Residential mortgage	2,147,362	2,047,898	1,925,430	1,890,439	1,911,466
Consumer:
Home equity	484,812	492,328	512,745	531,168	545,607
Automobile	807,489	827,485	850,801	877,298	866,313
Other consumer	116,606	106,184	88,614	84,724	80,909

Total consumer loans	1,408,907	1,425,997	1,452,160	1,493,190	1,492,829

Total non-covered loans	9,282,599	9,209,593	9,009,140	9,054,661	9,045,650

Covered loans (1)	308,424	336,576	356,655	377,036	385,326

Total loans (2)	$9,591,023	$9,546,169	$9,365,795	$9,431,697	$9,430,976

As a percent of total loans:
Commercial and industrial	19.0%	19.5%	19.5%	19.4%	18.7%
Commercial real estate	40.7	40.6	40.6	40.8	41.2
Residential mortgage	22.4	21.5	20.6	20.0	20.2
Consumer loans	14.7	14.9	15.5	15.8	15.8
Covered loans	3.2	3.5	3.8	4.0	4.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $7.7 million, $7.3 million, $9.3 million, $9.0 million, and $9.2 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

Non-covered Loans

Non-covered loans are loans not subject to loss-sharing agreements with the FDIC. Non-covered loans increased $73.0 million to $9.3 billion at June 30, 2011 from March 31, 2011 and increased $273.5 million from December 31, 2010. The linked quarter increase was mainly comprised of increases in residential mortgage, commercial real estate, and other consumer loans of $99.5 million, $28.8 million, and $10.4 million, respectively, partially offset by decreases of $33.8 million, $20.0 million and $7.5 million in commercial and industrial loans, and automobile and home equity loans, respectively.

Commercial and industrial loans declined due to several factors including a seasonal decline in line of credit usage within asset-based lending, somewhat softer loan demand coupled with strong competition for quality credits, and increased prepayments during the second quarter including the $10.7 million payoff in full of a performing, but internally criticized loan.

Commercial real estate loans increased during the second quarter partly due to increased co-op and multifamily loan lending as we increased our business emphasis on this type of lending within our primary markets during the first half of 2011.

Residential mortgage loans continued to increase during the second quarter due to the success of our $499 refinance program, including our television and radio ad campaigns during the first half of 2011, and the current low level of market interest rates. We originated over $230 million and $550 million in new and refinanced residential mortgage loans during the three and six months ended June 30, 2011, respectively. We continued to retain a large majority of our residential mortgage loan originations (77 percent in the second quarter of 2011 compared to 73 percent in the first quarter of 2011) and hold them for investment purposes rather than sell the loans in the secondary market. Our decision to retain certain mortgage originations is based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Consumer loans declined $17.1 million, or 4.8 percent on an annualized basis, from the linked quarter ended March 31, 2011. Home equity loans continued to decline during the quarter, in part, due to customer paydowns made in conjunction with first mortgage refinance activity. Automobile loan balances have also continued to decline due to several factors, including our high credit standards, acceptable loan to collateral value levels, and high unemployment levels. Additionally, in an attempt to build market share, some large competitors have continued to offer rates and terms that are less than Valley’s profitability thresholds. These factors may continue to constrain the levels of our auto loan originations for the remainder of 2011. Other consumer loan balances increased approximately $10.4 million to $116.6 million at June 30, 2011 mainly due to higher usage of personal lines of credit by certain commercial customers and an increase in loans collateralized by life insurance policies.

Despite the overall loan growth in the second quarter of 2011, we may experience declines in the loan portfolio for the remainder of 2011 and beyond due to a slow economic recovery cycle, increases in market interest rates, high unemployment, increased competition for new and existing borrowers, or a change in asset/liability management strategy.

Covered Loans

Loans for which the Bank will share losses with the FDIC are referred to as “covered loans,” and consist of loans acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans and totaled $308.4 million at June 30, 2011 as compared to $356.7 million at December 31, 2010. Under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the covered loans were aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represents the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. Contractually required payments due increase or decrease when the contractual terms of the loan agreement are modified or principal and/or interest are paid. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions including probability of default rates, loss given default assumptions and the amount and timing of prepayments. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the carrying value of the covered loans net of impairment is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of covered loans and could change the amount of interest income, and possibly principal, expected to be collected.

The Bank periodically evaluates the estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. During the quarter ended June 30, 2011, on an aggregate basis the acquired pools of covered loans performed better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For these pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. Additionally, we prospectively reduce the FDIC loss-share receivable by the guaranteed portion of the additional amount expected to be received and recognize that amount as a reduction to our non-interest income.

The following table presents changes in the accretable yield for covered loans for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(in thousands)

Balance at the beginning of the period	$109,435	$101,052
Accretion	(8,706)	(16,518)
Net reclassification from non-accretable difference	788	16,983

Balance at the end of the period	$101,517	$101,517

Valley reclassified $788 thousand and $17.0 million from the non-accretable difference for covered loans because of increases in expected cash flows for certain pools of covered loans during the three and six months ended June 30, 2011, respectively. This amount will be recognized prospectively as an adjustment to yield over the life of the individual pools.

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

The following table presents changes in the FDIC loss-share receivable for the six months ended June 30, 2011:

(in thousands)

Balance at December 31, 2010	$89,359
Accretion, net*	(4,987)
Increase due to impairment on covered loans*	16,932
Other reimbursable expenses*	1,621
Reimbursements from the FDIC	(22,746)

Balance at June 30, 2011	$80,179

*	Valley recognized $13.6 million in non-interest income for the six months ended June 30, 2011 representing the net effect on the FDIC loss-share receivable of additions for reimbursable expenses and impairment of certain covered loan pools, less a reduction for net accretion.

During the six months ended June 30, 2011, there was a $16.9 million net increase in the FDIC loss-share receivable reflecting (i) $17.7 million of the additional credit impairment on certain covered loan pools recognized during the first quarter less a $748 thousand reduction in the credit impairment estimate during the second quarter of 2011; (ii) $291 thousand increase related to the accretion of the discount resulting from the present value of the receivable at the acquisition dates, and (iii) $1.6 million increase for other reimbursable expenses from the FDIC. These increases in the FDIC loss-share receivable were partially offset by (i) $5.3 million for the prospective recognition of the effect on the loss-share receivable attributable to an accretable yield adjustment for increased cash flows from certain loan pools in excess of originally forecasted cash flows, which are also recognized on a prospective basis, and (ii) quarterly receipts of our claims under the loss-sharing agreements of $22.7 million.

See Notes 4 and 8 to the consolidated financial statements for further details on our covered loans, FDIC loss-share receivable, and the FDIC-assisted transactions.

Credit Risk Management and Underwriting Approach

Credit risk management. For all loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by a Credit Committee. A reporting system supplements the review process by providing management with frequent reports concerning loan production, loan quality, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances.

Our historical and current loan underwriting practice prohibits the origination of payment option ARMs which allow for negative interest amortization and subprime loans. At June 30, 2011, our residential loan portfolio included approximately $23 million of loans that could be identified by us as non-conforming loans commonly referred to as either “alt-A,” “stated income,” or “no doc” loans. These loans were mostly originated prior to 2008 and had a weighted average loan-to-value ratio of 70 percent at the date of origination. Virtually all of our loan originations in recent years have conformed to rules requiring documentation of income, assets sufficient to close the transactions and debt to income ratios that support the borrower’s ability to repay under the loan’s proposed terms and conditions. These rules are applied to all loans originated for retention in our portfolio or for sale in the secondary market.

Loan documentation. Loans are well documented in accordance with stringent underwriting policies and verification procedures. General underwriting guidance is consistent across all loan types with variations in procedures and due diligence dictated by the specifics of each loan request. Due diligence standards require acquisition and verification of sufficient financial information to determine a borrower’s or guarantor’s credit worthiness, capital support, capacity to repay, collateral support, and character. Credit worthiness is generally verified using personal or business credit reports from independent credit reporting agencies. Capital support is determined by acquisition of independent verifications of deposits, investments or other assets. Capacity to repay the loan is based on verifiable liquidity and earnings capacity as shown on financial statements and/or tax returns, banking activity levels, operating statements, rent rolls or independent verification of employment. Finally, collateral valuation is determined via appraisals from independent, professionally designated property appraisers or readily available market resources.

Types of collateral. Loan collateral, when required, may consist of any one or a combination of the following asset types depending upon the loan type and intended purpose: commercial or residential real estate; general business assets including working assets such as accounts receivable, inventory, or fixed assets such as equipment or rolling stock; marketable securities or other forms of liquid assets such as bank deposits or cash surrender value of life insurance; automobiles; or other assets for wherein adequate protective value can be established and/or verified by reliable outside independent appraisers. In addition to these types of collateral, Valley, in many cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk of certain commercial and industrial loans and commercial real estate loans.

Many times, we will underwrite loans to legal entities formed for the limited purpose of the business which is being financed. Credit granted to these entities and the ultimate repayment of such loans is primarily based on the cash flow generated from the property securing the loan or the business that occupies the property. The underlying real property securing the loans is considered a secondary source of repayment, and normally such loans are also supported by guarantees of the legal entity members. Absent such guarantees or approval by our credit committee, our policy requires that the loan to value ratio (at origination) be 50 percent or less of the estimated market value of the property as established by an independent licensed appraiser.

Reevaluation of collateral values. Commercial loan renewals, refinancing and other subsequent transactions that include the advancement of new funds or result in the extension of the amortization period beyond the original term, require a new or updated appraisal. Renewals, refinancing and other subsequent transactions that do not include the advancement of new funds (other than for reasonable closing costs) or, in the case of commercial loans, the extension of the amortization period beyond the original term, do not require a new appraisal unless management believes there has been a material change in market conditions or the physical aspects of the property which may negatively impact collectability of our loan. In general, the period of time an appraisal continues to be relevant will vary depending upon the circumstances affecting the property and the marketplace. Examples of factors that could cause material changes to reported values include the passage of time, the volatility of the local market, the availability of financing, the inventory of competing properties, new improvements to, or lack of maintenance of, the subject or competing surrounding properties, changes in zoning and environmental contamination.

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values for such loans are typically estimated using individual appraisals performed, on average, every 12 months. Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.

All refinanced residential mortgage loans require new appraisals for both loans held in our loan portfolio and loans originated for sale. Additionally, all loan types are assessed for full or partial charge-off when they are between 90 and 120 days past due based upon their estimated net realizable value.

See Note 8 to our consolidated financial statements for additional information concerning our loan portfolio risk elements, credit risk management and our loan charge-off policy.

Loan Renewals and Modifications

In the normal course of our lending business, we may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the new loan meets our standard underwriting criteria for such loan type. While our traditional underwriting approach has always been conservative, the underwriting criteria for certain loan types are stricter in light of the current economic environment.

Additionally, on a case-by-case basis, we may extend, restructure, or otherwise modify the terms of existing loans from time to time to remain competitive and retain certain profitable customers, as well as assist other customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan. Substantially all of our loan modifications that are considered troubled debt restructured loans involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

Loans Originated by Third Parties

From time to time, the Bank purchases residential mortgage and automobile loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Purchased residential mortgage loans and automobile loans totaled approximately $274.5 million and $88.5 million, respectively, at June 30, 2011 representing 12.8 percent and 11.0 percent of our total residential mortgage and automobile loan portfolios, respectively. Of the $274.5 million in purchased residential mortgage loans, $207.6 million were originated by board-approved independent mortgage bankers. The underwriting documentation for such loans is carefully reviewed on an individual loan-by-loan basis by Valley prior to purchase to ensure each loan meets Valley’s normal credit underwriting standards. All of the purchased automobile loans are also selected using Valley’s normal underwriting criteria at the time of purchase. At June 30, 2011, the independent mortgage banker originated mortgage loans had loans past due 30 days or more totaling 1.6 percent of these loans as compared to 2.1 percent for our total residential mortgage portfolio, including all delinquencies. Overall, the purchased residential mortgage and automobile portfolios had loans past due 30 days or more totaling 5.0 percent and 0.3 percent of the total loans within each respective portfolio at June 30, 2011.

Non-performing Assets

Non-performing assets (not including covered loans) include non-accrual loans, OREO, and other repossessed assets which consist of automobiles, as well as one aircraft at June 30, 2011. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. See Note 8 to the consolidated financial statements for details about our impaired and non-accrual loan accounting policies. Given the persistently weak economy, and relative to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio at June 30, 2011 even though it has moderately increased since March 31, 2011 and as compared to the prior periods in 2010 as shown in the table below.

The following table sets forth by loan category, accruing past due and non-performing assets on non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
			($ in thousands)

Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$10,915	$11,007	$13,852	$9,917	$14,262
Commercial real estate	7,710	14,025	14,563	7,281	6,001
Construction	1,710	11,860	2,804	3,750	5,810
Residential mortgage	13,819	12,373	12,682	13,426	8,421
Consumer	8,661	9,565	14,638	15,937	17,088

Total 30 to 89 days past due	42,815	58,830	58,539	50,311	51,582

90 or more days past due:
Commercial and industrial	12	12	12	722	502
Commercial real estate	1,682	—	—	1,424	1,608
Construction	—	—	196	—	1,507
Residential mortgage	687	1,201	1,556	1,297	1,676
Consumer	319	575	723	924	786

Total 90 or more days past due	2,700	1,788	2,487	4,367	6,079

Total accruing past due loans	$45,515	$60,618	$61,026	$54,678	$57,661

Non-accrual loans:(1)
Commercial and industrial	$15,882	$16,476	$13,721	$16,967	$16,240
Commercial real estate	43,041	31,759	32,981	29,833	30,798
Construction	22,004	21,402	27,312	29,535	28,581
Residential mortgage	29,815	28,923	28,494	27,198	25,916
Consumer	3,009	2,730	2,547	2,069	1,975

Total non-accrual loans	113,751	101,290	105,055	105,602	103,510

Other real estate owned (“OREO”) (2)	10,797	10,904	10,498	4,698	4,633
Other repossessed assets	929	960	1,707	1,849	1,666

Total non-performing assets (“NPAs”)	$125,477	$113,154	$117,260	$112,149	$109,809

Performing troubled debt restructured loans	$101,444	$91,673	$89,696	$48,229	$47,959
Total non-accrual loans as a % of loans	1.19%	1.06%	1.12%	1.12%	1.10%
Total NPAs as a % of loans and NPAs	1.29	1.17	1.24	1.18	1.15
Total accruing past due and non-accrual loans as a % of loans	1.66	1.70	1.77	1.70	1.71
Allowance for losses on non-covered loans as a % of non-accrual loans	105.41	118.18	112.63	107.75	106.89

(1)

Past due loans and non-accrual loans exclude loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pool basis.

(2)

This table excludes OREO that is related to the LibertyPointe Bank and The Park Avenue Bank FDIC assisted transactions. OREO related to the FDIC-assisted transactions, which totaled $6.7 million at June 30, 2011 and March 31, 2011; and $7.8 million, $12.5 million, and $12.6 million at December 31, 2010, September 30, 2010, and June 30, 2010, respectively, is subject to the loss-sharing agreements with the FDIC.

Total non-performing assets (“NPAs”) totaled $125.5 million, or 1.29 percent of loans and NPAs at June 30, 2011 compared to $113.2 million, or 1.17 percent of loans and NPAs at March 31, 2011. The $12.3 million increase in non-performing assets was mostly due to a $11.3 million increase in non-accrual commercial real estate loans to $43.0 million, or 1.23 percent of commercial real estate loan portfolio at June 30, 2011. The increase was mostly due to five additional non-performing relationships totaling $11.8 million (with $442 thousand in related specific reserves included in our total allowance for loan losses) at June 30, 2011.

Non-accrual loans increased to $113.8 million at June 30, 2011 as compared to $101.3 million at March 31, 2011 mainly due to the aforementioned increase in non-accrual commercial real estate loans. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and industrial and commercial real estate loans, totaled $173.5 million at June 30, 2011 and had $17.9 million in related specific reserves included in our total allowance for loan losses. Other repossessed assets and OREO (consisting of 12 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC, totaled a combined $11.7 million at June 30, 2011 as compared to $11.9 million at March 31, 2011.

Loans past due 90 days or more and still accruing increased to $2.7 million at June 30, 2011 compared to $1.8 million at March 31, 2011 primarily due to the addition of one commercial real estate loan, partly offset by moderate declines in residential mortgage and consumer loans within this delinquency category.

Performing troubled debt restructured loans (“restructured loans”) with modified terms and not reported as loans 90 days or more past due and still accruing or as non-accrual loans, are performing restructured loans to customers experiencing financial difficulties where a concession has been granted. Our performing restructured loan balances totaled $101.4 million at June 30, 2011 and consisted of 50 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 43 loans totaling $91.7 million at March 31, 2011. On an aggregate basis, the $101.4 million in performing restructured loans at June 30, 2011 had a weighted average modified interest rate of approximately 5.06 percent as compared to a yield of 5.62 percent on the entire loan portfolio for the second quarter of 2011.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
			($ in thousands)

Average loans outstanding	$9,619,959	$9,458,201	$9,544,364	$9,539,527	$9,483,601

Beginning balance - Allowance for credit losses	$141,722	$126,504	$105,283	$126,504	$103,655

Loans charged-off:
Commercial and industrial	(3,056)	(6,672)	(1,978)	(9,728)	(10,659)
Commercial real estate	(3,631)	(823)	(760)	(4,454)	(1,416)
Construction	—	—	—	—	(419)
Residential mortgage	(443)	(783)	(1,632)	(1,226)	(2,167)
Consumer	(1,355)	(1,758)	(2,515)	(3,113)	(6,388)

	(8,485)	(10,036)	(6,885)	(18,521)	(21,049)

Charged-off loans recovered:
Commercial and industrial	741	448	768	1,189	3,130
Commercial real estate	5	21	26	26	120
Construction	197	—	—	197	—
Residential mortgage	69	21	47	90	52
Consumer	618	602	827	1,220	1,547

	1,630	1,092	1,668	2,722	4,849

Net charge-offs*	(6,855)	(8,944)	(5,217)	(15,799)	(16,200)
Provision charged for credit losses	6,026	24,162	12,438	30,188	25,049

Ending balance - Allowance for credit losses	$140,893	$141,722	$112,504	$140,893	$112,504

Components of allowance for credit losses:
Allowance for non-covered loans	$119,907	$119,700	$110,645	$119,907	$110,645
Allowance for covered loans	18,719	20,147	—	18,719	—

Allowance for loan losses	138,626	139,847	110,645	138,626	110,645

Allowance for unfunded letters of credit	2,267	1,875	1,859	2,267	1,859

Allowance for credit losses	$140,893	$141,722	$112,504	$140,893	$112,504

Components of provision for credit losses:
Provision for losses on non-covered loans	$6,422	$5,205	$12,376	$11,627	$24,855
Provision for losses on covered loans	(788)	18,882	—	18,094	—

Provision for loan losses	5,634	24,087	12,376	29,721	24,855

Provision for unfunded letters of credit	392	75	62	467	194

Provision for credit losses	$6,026	$24,162	$12,438	$30,188	$25,049

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.26%	0.16%	0.22%	0.21%	0.34%
Ratio of total net charge-offs to average loans outstanding	0.29	0.38	0.22	0.33	0.34
Allowance for non-covered loan losses as a % of non-covered loans	1.29	1.30	1.22	1.29	1.22
Allowance for credit losses as a % of total loans	1.47	1.48	1.19	1.47	1.19

*	Include $639 thousand and $5.1 million of covered loan charge-offs for the three months ended June 30, 2011 and March 31, 2011. These charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

Net loan charge-offs decreased $2.1 million to $6.9 million for the three months ended June 30, 2011 compared with the first quarter of 2011 mainly due to $5.1 million in charge-offs on impaired covered loans (primarily included in the commercial and industrial loan category of loans charged-off in the table above) during the first quarter of 2011 as compared to charge-offs totaling $639 thousand in the second quarter of 2011. The charge-offs on impaired covered loans are substantially covered by loss-sharing agreements with the FDIC. During the second quarter of 2011, charge-offs within the commercial real estate loan portfolio increased mostly due to a $3.3 million partial charge-off of one impaired loan acquired through a prior non-covered bank acquisition.

The provision for credit losses decreased $18.1 million to $6.0 million for the second quarter of 2011 as compared to $24.1 million for the first quarter of 2011 mainly due to a $19.6 million decrease in the provision for losses on covered loans, partially offset by an increase of $1.5 million in the provision in non-covered loans and unfunded letters of credit.

During the second quarter of 2011, we recorded a $788 thousand reduction in our provision for losses on covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC), as compared to a provision of $18.9 million in the first quarter of 2011, due to the slightly lower level of estimated credit impairment within certain pools of covered loans. The $1.5 million increase in the provision for non-covered loans and unfunded letters of credit reflects, among other factors, the higher level of net charge-offs and non-performing loans during the second quarter of 2011 and our overall analysis of the portfolio.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2011		March 31, 2011		December 31, 2010
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
			($ in thousands)
Loan category:
Commercial and industrial *	$59,919	3.28%	$59,072	3.18%	$58,229	3.19%
Commercial real estate loans:
Commercial real estate	18,310	0.53	16,717	0.48	15,755	0.47
Construction	13,863	3.35	14,446	3.45	14,162	3.31

Total commercial real estate loans	32,173	0.82	31,163	0.80	29,917	0.79
Residential mortgage	10,913	0.51	10,884	0.53	9,128	0.47
Consumer loans:
Home equity	2,791	0.58	2,429	0.49	2,345	0.46
Auto and other consumer	8,284	0.90	9,871	1.06	12,154	1.29

Total consumer loans	11,075	0.79	12,300	0.86	14,499	1.00
Unallocated	8,094	N/A	8,156	N/A	8,353	N/A

Total non-covered loans	122,174	1.32	121,575	1.32	120,126	1.33
Covered loans	18,719	6.07	20,147	5.99	6,378	1.79

Total allowance for credit losses	$140,893	1.47	$141,722	1.48	$126,504	1.35

*	Includes the reserve for unfunded letters of credit.

The allowance for losses on non-covered loans (including the reserve for unfunded letters of credit) as a percentage of non-covered loans at June 30, 2011 was 1.32 percent, and remained unchanged from March 31, 2011. During the second quarter of 2011, loss experience and the outlook for the automobile portfolio continued to improve within consumer loans but was mostly negated by increased reserves for commercial and industrial and commercial real estate loans caused, in part, by the weak economy and high unemployment. Our allocated reserves for the commercial real estate loan portfolio increased $1.0 million from March 31, 2011, mainly as a result of higher loan delinquencies and charge-offs. Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at June 30, 2011.

The allowance for losses on covered loans decreased to $18.7 million at June 30, 2011, as compared to $20.1 million at March 31, 2011 due to $788 thousand reduction in the provision for losses on covered loans and loan charge-offs totaling $639 thousand during the second quarter of 2011. The charge-offs on loans in impaired covered loan pools are substantially covered by loss-sharing agreements with the FDIC. See Note 8 to the consolidated financial statements for more details.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At both June 30, 2011 and December 31, 2010, shareholders’ equity totaled approximately $1.3 billion, or 9.1 percent and 9.2 percent of total assets, respectively. During the six months ended June 30, 2011, total shareholders’ equity moderately increased mainly due to net income of $73.5 million, $4.2 million in net proceeds from 308 thousand shares of treasury stock reissued under our dividend reinvestment plan, and increases attributable to the effect of our stock incentive plan, partially offset by cash dividends on common stock totaling $58.1 million and a $4.6 million increase in our accumulated other comprehensive loss.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at June 30, 2011 was an $11.0 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $13.4 million net unrealized gain, net of deferred tax at December 31, 2010. Also, included as a component of accumulated other comprehensive loss at June 30, 2011 was a charge of $17.8 million, net of deferred tax, representing the unfunded portion of Valley’s various pension obligations, and a $3.0 million unrealized loss on derivatives, net of deferred tax, used in cash flow hedging relationships.

In 2007, Valley’s Board of Directors approved a publicly announced repurchase plan, which allows for the repurchase of up to 4.5 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. The repurchase plan has no stated expiration date and has approximately 3.9 million shares available for repurchase as of June 30, 2011. Under this repurchase plan, Valley made no purchases of its outstanding shares during the quarter ended June 30, 2011. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the six months ended June 30, 2011, Valley purchased approximately 11 thousand shares of its outstanding common stock at an average price of $13.13 related to stock awards.

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at June 30, 2011 and December 31, 2010.

			Minimum Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Requirements		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			($ in thousands)

As of June 30, 2011
Total Risk-based Capital
Valley	$1,379,446	13.1%	$842,857	8.0%	$	N/A	N/A	%
Valley National Bank	1,318,765	12.5	841,416	8.0		1,051,770	10.0
Tier 1 Risk-based Capital
Valley	1,166,423	11.1	421,429	4.0		N/A	N/A
Valley National Bank	1,105,799	10.5	420,708	4.0		631,062	6.0
Tier 1 Leverage Capital
Valley	1,166,423	8.4	557,755	4.0		N/A	N/A
Valley National Bank	1,105,799	7.9	556,748	4.0		695,935	5.0

As of December 31, 2010
Total Risk-based Capital
Valley	$1,349,832	12.9%	$836,268	8.0%	$	N/A	N/A	%
Valley National Bank	1,291,928	12.4	834,728	8.0		1,043,410	10.0
Tier 1 Risk-based Capital
Valley	1,143,328	10.9	418,134	4.0		N/A	N/A
Valley National Bank	1,085,424	10.4	417,364	4.0		626,046	6.0
Tier 1 Leverage Capital
Valley	1,143,328	8.3	550,665	4.0		N/A	N/A
Valley National Bank	1,085,424	7.9	549,860	4.0		687,325	5.0

Valley’s Tier 1 capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of June 30, 2011 and December 31, 2010. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. The Dodd-Frank Act was signed into law on July 21, 2010 and imposes new capital requirements on bank and thrift holding companies, including the phase out (through January 2016) of trust preferred securities being permitted in Tier 1 capital for holding companies with consolidated assets of $15 billion or more. Based on our current interpretation of the Dodd-Frank Act, holding companies with less than $15 billion in consolidated assets, such as Valley, will continue to be permitted to include trust preferred securities issued before May 19, 2010 in Tier 1 capital within regulatory limits even if its total assets exceed $15 billion in the future. Based on this final law and regulatory guidelines, Valley included all of its outstanding trust preferred securities in Tier 1 capital at June 30, 2011.

Book value per share was $7.72 and $7.64 at June 30, 2011 and December 31, 2010, respectively. Tangible book value per share amounted to $5.71 and $5.61 at June 30, 2011 and December 31, 2010, respectively. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands except for share data)

Common shares outstanding	169,851,372	169,533,626

Shareholders’ equity	$1,311,218	$1,295,205
Less: Goodwill and other intangible assets	341,893	343,541

Tangible shareholders’ equity	$969,325	$951,664
Tangible book value per common share	$5.71	$5.61
Book value per share	$7.72	$7.64

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

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was approximately 20.9 percent for the six months ended June 30, 2011, and it was negatively impacted by higher income tax expense due to the incremental tax provision and by a non-cash net impairment losses on securities, partially offset by net gains on securities transactions and net trading gains (mainly consisting of non-cash mark to market gains on the fair value of junior subordinated debentures).

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

Cash dividends declared amounted to $0.34 per common share for both the six months ended June 30, 2011 and 2010. The Board continued the cash dividend, which remained unchanged for the second quarter of 2011 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the OCC has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

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

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 59 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

Downgrade of U.S. credit rating and uncertain political, credit and financial market conditions may reduce our net income, capital levels, liquidity and increase our future borrowing costs.

As a result of the uncertain domestic political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our investments will not occur. At June 30, 2011, we had approximately $200.3 million, $84.9 million and $1.6 billion invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by Ginnie Mae and GSEs, respectively. On August 5, 2011, Standard and Poor’s downgraded the United States credit rating from its AAA rating to AA+. This downgrade could affect the stability of securities issued or guaranteed by the federal government. These factors could affect the liquidity or valuation of our current portfolio of such investment securities in the future, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2011were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1, 2011 to April 30, 2011	_		$—	—	3,916,633
May 1, 2011 to May 31, 2011	1,628	(2)	13.64	—	3,916,633
June 1, 2011 to June 30, 2011	1,233	(2)	13.04	—	3,916,633

Total	2,861			—

(1)

On January 17, 2007, Valley publicly announced its intention to repurchased up to 4.5 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2011.

(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6.	Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

A.     Agreement and Plan of Merger, dated April 28, 2011, between Valley National Bancorp and State Bancorp, Inc., incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 4, 2011.

(3)	Articlesof Incorporation and By-laws

A. Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 20, 2011.

B. By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

(10)	MaterialContracts

A. Amended and Restated Change in Control Agreement between Valley National Bank, Valley and Gerald H. Lipkin, dated June 22, 2011.*+

B. Amended and Restated Change in Control Agreements between Valley National Bank, Valley and Peter Crocitto, dated June 22, 2011.*+

C. Amended and Restated Change in Control Agreements between Valley National Bank, Valley and Alan D. Eskow, dated June 22, 2011.*+

D. Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Albert L. Engel, and Robert M. Meyer, dated June 22, 2011.*+

E. Form of Amended and Restated Change in Control Agreement among Valley National Bank, Valley and each of Robert E. Farrell, Bernadette Mueller, and Robert J. Mulligan, dated June 22, 2011.*+

F.      Form of Amended and Restated Change in Control Agreement among Valley National Bank, Valley and each of Elizabeth E. De Laney, Kermit R. Dyke, Richard P. Garber, Eric W. Gould, Russell C. Murawski, John H. Noonan, and Ira D. Robbins, dated June 22, 2011.*+

G. Form of Amended and Restated Change in Control Agreement among Valley National Bank, Valley and each of Stephen P. Davey, and Robert E. Ewing, dated June 22, 2011.*+

H. Amended and Restated Valley National Bancorp Benefit Equalization Plan.*+

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File *, **

*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Management contract and compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 8, 2011	/S/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: August 8, 2011	/S/ ALAN D. ESKOW
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer