Form 10-Q/A
period 2011-06-30
VALLEY NATIONAL BANCORP
filed 2011-10-11
CIK 714310

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

EXPLANATORY NOTE

Valley National Bancorp (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2011 (the “Original Filing”), to expand the disclosures regarding the Company’s other-than-temporary impairment analysis of debt securities and additional factors considered in such analysis specific to two trust preferred securities issued by one bank holding company in response to certain comments received from the Staff of the SEC. These changes have been made to Part I, Items 1 (Note 7 to the financial statements) and 2 (the “Other-Than-Temporary Impairment Analysis” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). The financial condition and results of operations included in this Form 10-Q/A are unchanged from the presentation in the Original Filing.

For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with the changes described in the prior paragraph. Except for those changes, the Company has not modified or updated disclosures presented in the Original Filing. Accordingly, this Form 10-Q/A does not reflect events occurring after the date of the Original Filing, August 8, 2011, or update the disclosure in the original filing to reflect events occurring after the date of the Original Filing.

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

At June 30, 2011, the unrealized losses reported for trust preferred securities relate to 15 single-issuer securities, mainly issued by bank holding companies. Of the 15 trust preferred securities, 7 were investment grade, 1 was non-investment grade, and 7 were not rated. Additionally, $40.0 million of the $57.3 million in unrealized losses in the trust preferred securities portfolio at June 30, 2011, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In August and October of 2009, the bank issuer was required to defer its scheduled interest payments on each respective security issuance based upon an operating agreement with its bank regulators. The operating agreement with its bank regulators requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled interest payments on both security issuances. From the dates of deferral up to and including its most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders, and at the holding company level it reported cash and cash equivalents in excess of the cumulative amount of accrued but unpaid interest owed on all of its junior subordinated debentures related to trust preferred securities.

In assessing whether a credit loss exists for the securities of the deferring bank issuer, Valley considers numerous factors, including, but not limited to, such factors highlighted in the “Other-Than-Temporary Impairment Analysis” section below. Specific to these securities, Valley’s conclusions were derived based on a thorough review of the deferring bank issuer’s financial condition, coupled with an analysis of external conditions which may adversely impact the issuer’s future ability to repay all of the principal and interest owed to Valley. The bank issuer’s principal subsidiary bank reported, in its regulatory filings, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of June 30, 2011 and December 31, 2010. The issuer’s bank subsidiary has consistently met the minimum well-capitalized requirements each quarter since the date of the interest deferral on both issuances. During the deferral period, the bank issuer also reported that it raised new common capital and increased all of its bank regulatory risk ratios by over 20 percent at December 31, 2010 and nearly 40 percent at June 30, 2011. The bank issuer’s financial condition at June 30, 2011 and December 31, 2010 improved from the dates of deferral as the issuer has implemented many strategies to reduce credit exposure, such as deleveraging its balance sheet of higher risk assets and liquidating certain non-performing assets. Reported net income at the deferring bank issuer was positive for the year ended December 31, 2010 and was higher than all of 2010 for the six months ended June 30, 2011. Additionally when determining whether a credit loss impairment exists, Valley assesses the bank issuer’s deferral of regularly scheduled interest and principal payments and the likely time period until the issuer will be allowed to resume such payments. Valley’s assessment includes, but is not limited to, a review of the bank issuer’s operating agreement with its bank regulators and the mandatory requirements outlined in such agreement. The bank issuer reported that it substantially complied with the terms of the agreement within the notes to its audited 2010 and 2009 financial statements issued in March 2011 and December 2010, respectively. Valley has also reviewed a plan presented by the bank issuer’s management to their shareholders and the issuer’s subsequent performance each quarter-end in relation to the milestones outlined in the plan. The bank issuer’s ability to stay on target in improving its financial performance, enhancing its capital and stabilizing the credit quality of its loans were additional factors Valley considered when assessing the bank issuer’s deferral of scheduled interest payments each quarter. Another variable Valley assesses in determining other-than-temporary impairment is whether the fair value of the bank issuer’s security has been less than its amortized cost for an extended period of time. The estimated fair value of the trust preferred securities is, in part, negatively impacted by the bank regulators’ mandate for the bank issuer to defer quarterly scheduled interest payments. In calculating the fair value of these instruments, Valley relied on the assumptions used in calculating the discount rate used to discount future expected cash flows. In Valley’s analysis, the discount rate is comprised of both a base rate and credit rate calculation. The base rate, which was obtained from independent third parties, is largely tied to market factors such as liquidity and market interest rate expectations. The credit rate calculation is primarily a function of the credit risk assessment resulting from Valley’s impairment analysis. The fair value of the trust preferred securities of the deferring bank issuer was approximately $40.0 million less than their amortized cost at June 30, 2011 as compared to $36.0 million below their amortized cost at September 30, 2009 (the quarterly reporting date nearest to the two deferral dates). The volatility in fair value from the date the issuer deferred is in large part due to fluctuations in general market conditions which impacted the illiquidity premium and aggregate levels of interest rates. The credit spread assigned to the issuer in Valley’s fair value estimate for the trust preferred securities has remained consistent from the deferral dates. Additionally, the duration of time in which the estimated fair value of the instruments has been less than amortized cost is largely due to the deferral of scheduled interest payments and an increase in credit rate assigned to the issuer from the date of the securities’ issuance, coupled with a decrease in liquidity. Valley assesses the duration in which the securities’ fair value has been less than amortized cost in estimating each security’s future cash flows each quarter. However, Valley believes a greater weighting towards the issuer’s financial condition within its OTTI analysis and estimation of future cash flows is warranted due to the expected duration of the issuer’s regulatory agreement and its impact on the length of time the trust preferred securities’ estimated fair value will be below their amortized cost.

Based on the available deferring bank issuer information and Valley’s assessment of the expected duration of the deferral period, Valley believes that it will receive all principal and interest contractually due on both security issuances, and as such has concluded no credit impairment exists at June 30, 2011. Valley continues to closely monitor the credit risk of this issuer. Valley may be required to recognize other-than-temporary impairment charges on the trust preferred securities in future periods. On a go-forward basis, changes in several factors considered in Valley’s other-than-temporary impairment analysis, including adverse developments regarding the bank issuer’s financial condition or its agreement with the bank regulators, may require the recognition of credit impairment charges on these securities in earnings. Valley does not view each factor in isolation, but rather analyzes the collective impact of such factors on the bank issuer at the end of each reporting period. In Valley’s credit loss analysis, prevailing significance is placed on the issuer’s financial condition and its capital position. Additionally, the terms and conditions of the issuer’s regulatory agreement, changes to the regulatory agreement and the issuer’s dialogue with the banking regulators are important variables used in Valley’s assessment of whether a credit loss exists. For example, a significant decline in the issuer’s capital position or a material adverse development in its agreement with the regulators would cause Valley to incur an impairment charge in such period. The impairment charge may be part or all of the combined amortized cost of the securities totaling $55.0 million and in any such event could also cause a reversal of interest accrued, but unpaid from the date of deferral on the securities. See the “Other-than-Temporary Impairment Analysis” section below for further details regarding the factors assessed in Valley’s impairment analysis.

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

Other-Than-Temporary Impairment Analysis

To determine whether a security’s impairment is other-than-temporary, Valley considers several factors that include, but are not limited to the following:

•	The severity and duration of the decline, including the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;
•	Adverse conditions specifically related to the security, an industry, or geographic area;
•	Failure of the issuer of the security to make scheduled interest or principal payments;
•	Any changes to the rating of the security by a rating agency or, if applicable, any regulatory actions impacting the security issuer;
•	Recoveries or additional declines in fair value after the balance sheet date;
•	Our ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term; and
•	Our intent to sell debt security investments, or if it is more likely than not that we will be required to sell such securities before recovery of their individual amortized cost basis.

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

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, many banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that the probability is likely that Valley will not collect all contractual interest and principal. In assessing the probability of default by an issuer, Valley views the time period the issuer is in deferral in conjunction with the facts and circumstances attributable to each issuer. A FDIC receivership for any single-issuer would result in an impairment and significant loss. Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers’ capital ratios are at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows.

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

To determine whether a security’s impairment is other-than-temporary, Valley considers several factors that include, but are not limited to the following:

•	The severity and duration of the decline, including the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

•	Adverse conditions specifically related to the security, an industry, or geographic area;

•	Failure of the issuer of the security to make scheduled interest or principal payments;

•	Any changes to the rating of the security by a rating agency or, if applicable, any regulatory actions impacting the security issuer;

•	Recoveries or additional declines in fair value after the balance sheet date;

•	Our ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term; and

•	Our intent to sell debt security investments, or if it is more likely than not that we will be required to sell such securities before recovery of their individual amortized cost basis.

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

A.     Amended and Restated Change in Control Agreement between Valley National Bank, Valley and Gerald H. Lipkin, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

B.     Amended and Restated Change in Control Agreements between Valley National Bank, Valley and Peter Crocitto, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

C.     Amended and Restated Change in Control Agreements between Valley National Bank, Valley and Alan D. Eskow, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

D.     Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Albert L. Engel, and Robert M. Meyer, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

E.     Form of Amended and Restated Change in Control Agreement among Valley National Bank, Valley and each of Robert E. Farrell, Bernadette Mueller, and Robert J. Mulligan, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

F.      Form of Amended and Restated Change in Control Agreement among Valley National Bank, Valley and each of Elizabeth E. De Laney, Kermit R. Dyke, Richard P. Garber, Eric W. Gould, Russell C. Murawski, John H. Noonan, and Ira D. Robbins, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

G.     Form of Amended and Restated Change in Control Agreement among Valley National Bank, Valley and each of Stephen P. Davey, and Robert E. Ewing, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

H. Amended and Restated Valley National Bancorp Benefit Equalization Plan, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2011.+

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: October 11, 2011	/S/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: October 11, 2011	/S/ ALAN D. ESKOW
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer