Form 10-Q
period 2011-09-30
VALLEY NATIONAL BANCORP
filed 2011-11-07
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 170,205,324 shares were outstanding as of November 3, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$354,625	$302,629
Interest bearing deposits with banks	40,603	63,657
Investment securities:
Held to maturity, fair value of $2,100,562 at September 30, 2011 and $1,898,872 at December 31, 2010	2,084,446	1,923,993
Available for sale	770,142	1,035,282
Trading securities	21,446	31,894

Total investment securities	2,876,034	2,991,169

Loans held for sale, at fair value	34,350	58,958
Non-covered loans	9,317,691	9,009,140
Covered loans	282,396	356,655
Less: Allowance for loan losses	(135,362)	(124,704)

Net loans	9,464,725	9,241,091

Premises and equipment, net	265,294	265,570
Bank owned life insurance	305,142	304,956
Accrued interest receivable	62,516	59,126
Due from customers on acceptances outstanding	6,916	6,028
FDIC loss-share receivable	78,602	89,359
Goodwill	317,962	317,891
Other intangible assets, net	21,888	25,650
Other assets	402,498	417,742

Total Assets	$14,231,155	$14,143,826

Liabilities
Deposits:
Non-interest bearing	$2,613,128	$2,524,299
Interest bearing:
Savings, NOW and money market	4,312,605	4,106,464
Time	2,694,606	2,732,851

Total deposits	9,620,339	9,363,614

Short-term borrowings	222,574	192,318
Long-term borrowings	2,727,290	2,933,858
Junior subordinated debentures issued to capital trusts (includes fair value of $159,147 at September 30, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	184,283	186,922
Bank acceptances outstanding	6,916	6,028
Accrued expenses and other liabilities	162,651	165,881

Total Liabilities	12,924,053	12,848,621

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 220,974,508 shares; issued 170,146,143 shares at September 30, 2011 and 170,131,085 shares at December 31, 2010	59,919	57,041
Surplus	1,177,701	1,178,325
Retained earnings	96,101	79,803
Accumulated other comprehensive loss	(23,802)	(5,719)
Treasury stock, at cost (120,779 common shares at September 30, 2011 and 597,459 common shares at December 31, 2010)	(2,817)	(14,245)

Total Shareholders’ Equity	1,307,102	1,295,205

Total Liabilities and Shareholders’ Equity	$14,231,155	$14,143,826

*	Share data reflects the five percent common stock dividend issued on May 20, 2011.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$140,303	$137,742	$409,010	$409,531
Interest and dividends on investment securities:
Taxable	26,552	28,361	84,734	88,861
Tax-exempt	3,109	2,743	8,043	7,886
Dividends	1,565	1,679	5,212	5,153
Interest on federal funds sold and other short-term investments	110	61	253	291

Total interest income	171,639	170,586	507,252	511,722

Interest Expense
Interest on deposits:
Savings, NOW, and money market	4,961	4,711	14,722	14,384
Time	12,424	13,233	37,206	43,551
Interest on short-term borrowings	293	334	910	995
Interest on long-term borrowings and junior subordinated debentures	32,026	34,574	97,917	103,181

Total interest expense	49,704	52,852	150,755	162,111

Net Interest Income	121,935	117,734	356,497	349,611
Provision for credit losses	7,783	9,308	37,971	34,357

Net Interest Income After Provision for Credit Losses	114,152	108,426	318,526	315,254

Non-Interest Income
Trust and investment services	1,769	1,930	5,744	5,752
Insurance commissions	3,416	2,561	11,496	8,417
Service charges on deposit accounts	5,616	6,562	16,908	19,487
Gains on securities transactions, net	863	112	20,034	4,631
Other-than-temporary impairment losses on securities	—	—	—	(1,393)
Portion recognized in other comprehensive income (before taxes)	—	—	(825)	(3,249)

Net impairment losses on securities recognized in earnings	—	—	(825)	(4,642)
Trading gains (losses), net	776	(2,627)	3,110	(4,819)
Fees from loan servicing	989	1,187	3,356	3,634
Gains on sales of loans, net	2,890	1,548	8,060	5,087
Gains on sales of assets, net	179	78	382	382
Bank owned life insurance	1,989	1,697	5,575	5,008
Change in FDIC loss-share receivable	(1,577)	—	11,989	—
Other	3,293	4,280	12,696	12,544

Total non-interest income	20,203	17,328	98,525	55,481

Non-Interest Expense
Salary and employee benefits expense	45,125	43,566	133,359	130,774
Net occupancy and equipment expense	15,656	15,241	48,309	47,270
FDIC insurance assessment	2,993	3,497	9,624	10,473
Amortization of other intangible assets	3,351	2,602	7,109	6,747
Professional and legal fees	3,666	2,460	10,459	7,192
Advertising	2,185	826	6,370	2,849
Other	12,326	10,755	36,981	31,969

Total non-interest expense	85,302	78,947	252,211	237,274

Income Before Income Taxes	49,053	46,807	164,840	133,461
Income tax expense	13,696	14,168	56,004	40,449

Net Income	$35,357	$32,639	$108,836	$93,012

Earnings Per Common Share*:
Basic	0.21	0.19	0.64	0.55
Diluted	0.21	0.19	0.64	0.55
Cash Dividends Declared per Common Share*	0.17	0.17	0.52	0.52
Weighted Average Number of Common Shares Outstanding*:
Basic	170,007,399	169,177,275	169,841,859	169,007,369
Diluted	170,007,983	169,178,469	169,846,010	169,008,779

*	Share data reflects the five percent common stock dividend issued on May 20, 2011.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$108,836	$93,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,067	11,823
Stock-based compensation	2,535	2,697
Provision for credit losses	37,971	34,357
Net amortization of premiums and accretion of discounts on securities and borrowings	7,636	9,275
Amortization of other intangible assets	7,109	6,747
Gains on securities transactions, net	(20,034)	(4,631)
Net impairment losses on securities recognized in earnings	825	4,642
Proceeds from sales of loans held for sale	274,032	190,899
Gains on sales of loans, net	(8,060)	(5,087)
Originations of loans held for sale	(241,364)	(185,613)
Gains on sales of assets, net	(382)	(382)
Change in FDIC loss-share receivable (excluding reimbursements)	(11,989)	—
Net change in:
Trading securities	10,448	862
Fair value of borrowings carried at fair value	(2,587)	3,957
Cash surrender value of bank owned life insurance	(5,575)	(5,008)
Accrued interest receivable	(3,390)	2,610
Other assets	12,217	3,816
Accrued expenses and other liabilities	(173)	(20,684)

Net cash provided by operating activities	180,122	143,292

Cash flows from investing activities:
Net loan (originations) repayments	(261,066)	245,245
Investment securities held to maturity:
Purchases	(592,138)	(616,986)
Maturities, calls and principal repayments	427,307	416,827
Investment securities available for sale:
Purchases	(463,655)	(275,884)
Sales	517,244	373,766
Maturities, calls and principal repayments	200,588	256,536
Death benefit proceeds from bank owned life insurance	5,389	1,330
Proceeds from sales of real estate property and equipment	4,495	221
Purchases of real estate property and equipment	(11,946)	(10,799)
Reimbursements from the FDIC	22,746	—
Cash and cash equivalents acquired in acquisitions	—	47,528

Net cash (used in) provided by investing activities	(151,036)	437,784

Cash flows from financing activities:
Net change in deposits	256,725	(932,782)
Net change in short-term borrowings	30,256	102,613
Repayments of long-term borrowings	(206,000)	(71,742)
Dividends paid to common shareholders	(87,450)	(86,188)
Common stock issued, net	6,325	6,557

Net cash used in financing activities	(144)	(981,542)

Net change in cash and cash equivalents	28,942	(400,466)
Cash and cash equivalents at beginning of year	366,286	661,337

Cash and cash equivalents at end of period	$395,228	$260,871

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$150,640	$164,658
Federal and state income taxes	28,741	48,311
Supplemental schedule of non-cash investing activities:
Loans transferred to loans held for sale	—	83,162

Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	—	73,743
Loans	—	412,331
Premises and equipment, net	—	123
Accrued interest receivable	—	2,787
FDIC loss-share receivable	—	108,000
Goodwill	—	19,497
Other intangible assets, net	—	1,560
Other assets	—	22,559

Total non-cash assets acquired	—	640,600

Liabilities assumed:
Deposits	—	654,200
Short-term borrowings	—	12,688
Long-term borrowings	—	10,559
Accrued expenses and other liabilities	—	10,681

Total liabilities assumed	—	688,128

Net non-cash assets acquired	$—	$(47,528)

Cash and cash equivalents acquired in acquisitions	$—	$47,528

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except for share data)
Net income	$35,357	$32,639	$108,836	$93,012

Basic weighted-average number of common shares outstanding	170,007,399	169,177,275	169,841,859	169,007,369
Plus: Common stock equivalents	584	1,194	4,151	1,410

Diluted weighted-average number of common shares outstanding	170,007,983	169,178,469	169,846,010	169,008,779

Earnings per common share:
Basic	$0.21	$0.19	$0.64	$0.55
Diluted	0.21	0.19	0.64	0.55

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.9 million and 6.8 million shares for the three and nine months ended September 30, 2011, respectively, as compared to 7.2 million shares for both the three and nine months ended September 30, 2010.

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

The following table shows changes in each component of comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$35,357	$32,639	$108,836	$93,012

Other comprehensive (loss) income, net of tax:
Net change in unrealized gains and losses on securities available for sale	(4,102)	2,125	3,784	10,454
Net change in non-credit impairment losses on securities	(312)	878	281	1,537
Net pension benefits adjustment	293	253	876	759
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(9,185)	(577)	(12,145)	(3,337)
Less reclassification adjustment for gains and losses included in net income	(208)	205	(10,879)	560

Total other comprehensive (loss) income, net of tax	(13,514)	2,884	(18,083)	9,973

Total comprehensive income	$21,843	$35,523	$90,753	$102,985

Note 4. Business Combinations

Acquisitions

On April 28, 2011, Valley entered into a merger agreement to acquire State Bancorp, Inc. (Nasdaq:STBC) (“State Bancorp”). State Bancorp is the holding company for State Bank of Long Island, a commercial bank with approximately $1.6 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 17 branches in Nassau, Suffolk, Queens, and Manhattan at September 30, 2011. The shareholders of State Bancorp will receive a fixed one- for- one exchange ratio for Valley National Bancorp common stock. This fixed exchange ratio was determined after consideration of Valley’s five percent stock dividend, paid on May 20, 2011. The total consideration for the acquisition is estimated to be $222 million, resulting in an estimated $131 million of intangible assets which are dependent on the fair value of State Bancorp’s assets and liabilities and Valley’s stock price on the closing date of the merger. Valley has received approval from both the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Bank of New York (“the FRB”) to complete the merger. Valley anticipates the closing of the merger to occur after the close of business on December 30, 2011 with an effective date of January 1, 2012, contingent upon receiving approval of State Bancorp shareholders, the purchase of State Bancorp’s Series A Preferred Stock from the Treasury Department and other customary closing conditions.

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

ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations,” relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period. It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only. This guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on Valley’s consolidated financial statements.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” provides clarifying guidance intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU No. 2011-02, that both of the following exist: (i) the restructuring constitutes a concession to the debtor; and (ii) the debtor is experiencing financial difficulties. ASU No. 2011-02 applies retrospectively to restructurings occurring on or after January 1, 2011 and was effective for Valley on July 1, 2011. The adoption of ASU No. 2011-02 did not have a significant impact on Valley’s consolidated financial statements.

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

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU No. 2011-05 must be applied retrospectively and is effective for Valley for all interim and annual periods beginning on or after December 15, 2011. Valley’s adoption of ASU No. 2011-05 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to conduct the current two-step goodwill impairment test. Otherwise, the entity would not need to apply the two-step test. ASU No. 2011-28 will be effective for Valley for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Valley’s adoption of ASU No. 2011-05 is not expected to have a significant impact on its consolidated financial statements.

Note 6. Fair Value Measurement of Assets and Liabilities

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2011 and

December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$40,048	$40,048	$—	$—
U.S. government agency securities	83,712	—	83,712	—
Obligations of states and political subdivisions	22,835	—	22,835	—
Residential mortgage-backed securities	495,449	—	451,006	44,443
Trust preferred securities	41,049	19,544	17,784	3,721
Corporate and other debt securities	41,684	30,851	10,833	—
Equity securities	45,365	26,368	18,997	—
Total available for sale	770,142	116,811	605,167	48,164
Trading securities	21,446	—	21,446	—
Loans held for sale (1)	34,350	—	34,350	—
Other assets (2)	5,246	—	5,246	—

Total assets	$831,184	$116,811	$666,209	$48,164

Liabilities:
Junior subordinated debentures issued to
VNB Capital Trust I (3)	$159,147	$159,147	$—	$—
Other liabilities (2)	18,995	—	18,995	—

Total liabilities	$178,142	$159,147	$18,995	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$163,810	$163,810	$—	$—
U.S. government agency securities	88,800	—	88,800	—
Obligations of states and political subdivisions	29,462	—	29,462	—
Residential mortgage-backed securities	610,358	—	514,711	95,647
Trust preferred securities	41,083	20,343	—	20,740
Corporate and other debt securities	53,961	41,046	—	12,915
Equity securities	47,808	28,227	10,228	9,353

Total available for sale	1,035,282	253,426	643,201	138,655
Trading securities	31,894	9,991	—	21,903
Loans held for sale (1)	58,958	—	58,958	—
Other assets (2)	8,414	—	8,414	—

Total assets	$1,134,548	$263,417	$710,573	$160,558

Liabilities:
Junior subordinated debentures issued to
VNB Capital Trust I (3)	$161,734	$161,734	$—	$—
Other liabilities (2)	1,379	—	1,379	—

Total liabilities	$163,113	$161,734	$1,379	$—

(1)	Loans held for sale (which consists of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $32.9 million and $58.4 million at September 30, 2011 and December 31, 2010, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at both September 30, 2011 and December 31, 2010.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010 are summarized below:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Trading Securities	Available For Sale Securities	Trading Securities	Available For Sale Securities
	(in thousands)
Balance, beginning of the period	$—	$51,218	$21,903	$138,655
Transfers out of Level 3 (1)	—	—	(21,903)	(84,435)
Total net (losses) gains for the period included in:
Net income	—	—	—	(825)
Other comprehensive income	—	(489)	—	1,723
Settlements	—	(2,565)	—	(6,954)

Balance, end of the period	$—	$48,164	$—	$48,164

Net unrealized losses included in net income for the period relating to assets held at September 30 (2)	$—	$—	$—	$(825	)(4)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Trading Securities		Available For Sale Securities	Trading Securities		Available For Sale Securities
	(in thousands)
Balance, beginning of the period	$22,814		$142,745	$32,950		$156,612
Transfers out of Level 3 (1)	—		—	(10,567)		(1,384)
Total net (losses) gains for the period included in:
Net income	(849)		—	(418)		—
Other comprehensive income	—		3,261	—		4,180
Purchases	—		3,517	—		3,517
Settlements	—		(6,185)	—		(19,587)

Balance, end of the period	$21,965		$143,338	$21,965		$143,338

Net unrealized gains (losses) included in net income for the period relating to assets held at September 30 (2)	$849	(3)	$—	$(418	)(3)	$(4,642	)(4)

(1)	All transfers into/or out of Level 3 are assumed to occur at the beginning of the reporting period.

(2)	Represents net losses that are due to changes in economic conditions and management’s estimates of fair value.

(3)	Included in trading gains (losses), net within the non-interest income category on the consolidated statements of income.

(4)	Represents the net impairment losses on securities recognized in earnings for the period.

During the third quarter of 2011, there were no transfers of assets into or out of Level 3. During the nine months ended September 30, 2011, 19 trust preferred securities (including one pooled trust preferred security), 12 private label mortgage-backed securities, 4 corporate bonds, and 3 equity securities classified as available-for-sale with fair values totaling $17.3 million, $44.8 million, $12.9 million and $9.4 million at January 1, 2011, respectively, were transferred out of Level 3 assets to Level 2 assets. Within the trading securities portfolio, 3 trust preferred securities with a combined fair value of $21.9 million at January 1, 2011 were transferred out of Level 3 assets to Level 2 assets during the nine months ended September 30, 2011. All of the transfers were made in response to an increase in the availability of observable market data used in the securities’ pricing obtained through independent pricing services or dealer market participants.

During the three and nine months ended September 30, 2011 there were no transfers of assets between Level 1 and Level 2. One trust preferred security (classified as a trading security), was called for early redemption and removed from Level 1 assets during the nine months ended September 30, 2011.

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

Available for sale and trading securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including certain trust preferred securities) are reported at fair values utilizing Level 1 inputs. The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In addition, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for the available for sale securities under Level 3 at September 30, 2011, Valley prepared present value cash flow models for two pooled trust preferred securities, and certain private label mortgage-backed securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. Valuation techniques that were used for measuring the fair value of certain available for sale and trading securities, consisting of trust preferred securities, utilizing Level 3 inputs at December 31, 2010 are fully described in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie

Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2011 and December 31, 2010 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at September 30, 2011 and December 31, 2010.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2011 and December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when an impairment loss is recognized). Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis, including other real estate owned and other repossessed assets (upon initial recognition or subsequent impairment), goodwill measured at fair value in the second step of a goodwill impairment test, and loan servicing rights, core deposits, other intangible assets, and other long-lived assets measured at fair value for impairment assessment.

The following table summarizes assets measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2011
Collateral dependent impaired loans(1)	$54,542	$—	$—	$54,542
Loan servicing rights	9,084	—	—	9,084
Foreclosed assets	13,254	—	—	13,254
As of December 31, 2010
Collateral dependent impaired loans(1)	$53,330	$—	$—	$53,330
Loan servicing rights	11,328	—	—	11,328
Foreclosed assets	19,986	—	—	19,986

(1)	Excludes pooled covered loans acquired in the FDIC-assisted transactions.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the nine months ended September 30, 2011, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct collateral dependent loan charge-offs to the allowance for loan losses totaled $2.6 million and $7.2 million for the three and nine months ended September 30, 2011, respectively. At September 30, 2011, collateral dependent impaired loans (mainly consisting of commercial and construction loans) with a carrying value of $58.1 million were reduced by specific valuation allowance allocations totaling $3.6 million to a reported fair value of $54.5 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. During the three and nine months ended September 30, 2011, Valley recognized net impairment charges totaling $1.6 million and $1.5 million, respectively, on loan servicing rights. The loan servicing rights had a $10.4 million carrying value, net of a $2.6 million valuation allowance, at September 30, 2011. Of the $10.4 million total loan servicing rights, $9.1 million relates to impaired loan servicing rights that were recorded at their estimated fair values as of September 30, 2011.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. During the nine months ended September 30, 2011, foreclosed assets measured at fair value upon initial recognition and subsequent re-measurement totaled $13.3 million and are included in the foreclosed assets balance at September 30, 2011. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $584 thousand and $2.8 million for the three and nine months ended September 30, 2011, respectively. The re-measurement of repossessed asset at fair value subsequent to initial recognition resulted in a loss of $1.3 million during the second quarter of 2011, and is included in non-interest expense for the nine months ended September 30, 2011.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2011 and 2010:

		Gains (Losses) on Change in Fair Value
Reported in	Reported in	Three Months Ended		Nine Months Ended
Consolidated Statements	Consolidated Statements	September 30,		September 30,
of Financial Condition	of Income	2011	2010	2011	2010
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$—	$—	$(825)	$(4,642)
Trading securities	Trading gains (losses), net	136	(517)	523	(862)
Loans held for sale	Gains on sales of loans, net	2,890	1,548	8,060	5,087
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	640	(2,110)	2,587	(3,957)

		$3,666	$(1,079)	$10,345	$(4,374)

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

The carrying amounts and estimated fair values of financial instruments were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$354,625	$354,625	$302,629	$302,629
Interest bearing deposits with banks	40,603	40,603	63,657	63,657
Investment securities held to maturity	2,084,446	2,100,562	1,923,993	1,898,872
Investment securities available for sale	770,142	770,142	1,035,282	1,035,282
Trading securities	21,446	21,446	31,894	31,894
Loans held for sale, at fair value	34,350	34,350	58,958	58,958
Net loans	9,464,725	9,395,902	9,241,091	9,035,066
Accrued interest receivable	62,516	62,516	59,126	59,126
Federal Reserve Bank and Federal Home Loan Bank stock(1)	129,714	129,714	139,778	139,778
Derivatives(1)	5,246	5,246	8,414	8,414
Financial liabilities:
Deposits without stated maturities	6,925,733	6,925,733	6,630,763	6,630,763
Deposits with stated maturities	2,694,606	2,750,547	2,732,851	2,783,680
Short-term borrowings	222,574	225,083	192,318	195,360
Long-term borrowings	2,727,290	3,148,441	2,933,858	3,201,090
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $159,147 at September 30, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	184,283	184,568	186,922	187,480
Accrued interest payable(2)	4,466	4,466	4,344	4,344
Derivatives(2)	18,995	18,995	1,379	1,379

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at September 30, 2011 and December 31, 2010.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not measured and reported at fair value on a recurring basis or a non-recurring basis:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value.

Investment securities held to maturity. Fair values are based on prices obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For certain securities, for which the inputs used by either dealer market participants or independent pricing service were derived from unobservable market information, Valley evaluated the appropriateness and quality of each price. Additionally, Valley reviewed the volume and level of activity for all classes of held to maturity securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

Loans. Fair values of non-covered and covered loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in current loan originations. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, prepayments of principal, and credit related defaults. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Note 7. Investment Securities

As of September 30, 2011, Valley had approximately $2.1 billion, $770.1 million, and $21.4 million in held to maturity, available for sale, and trading investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the persistently weak U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011
U.S. Treasury securities	$100,054	$13,107	$—	$113,161
Obligations of states and political subdivisions	476,650	13,050	(90)	489,610
Residential mortgage-backed securities	1,197,723	46,705	—	1,244,428
Trust preferred securities	257,317	3,622	(62,442)	198,497
Corporate and other debt securities	52,702	3,931	(1,767)	54,866

Total investment securities held to maturity	$2,084,446	$80,415	$(64,299)	$2,100,562

December 31, 2010
U.S. Treasury securities	$100,161	$251	$(909)	$99,503
Obligations of states and political subdivisions	387,280	2,146	(3,467)	385,959
Residential mortgage-backed securities	1,114,469	30,728	(3,081)	1,142,116
Trust preferred securities	269,368	5,891	(59,365)	215,894
Corporate and other debt securities	52,715	2,911	(226)	55,400

Total investment securities held to maturity	$1,923,993	$41,927	$(67,048)	$1,898,872

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$16,922	$(89)	$50	$(1)	$16,972	$(90)
Trust preferred securities	34,132	(1,136)	71,439	(61,306)	105,571	(62,442)
Corporate and other debt securities	14,771	(173)	7,380	(1,594)	22,151	(1,767)

Total	$65,825	$(1,398)	$78,869	$(62,901)	$144,694	$(64,299)

	December 31, 2010
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$57,027	$(909)	$—	$—	$57,027	$(909)
Obligations of states and political subdivisions	123,399	(3,467)	50	—	123,449	(3,467)
Residential mortgage-backed securities	226,135	(3,081)	—	—	226,135	(3,081)
Trust preferred securities	14,152	(250)	75,477	(59,115)	89,629	(59,365)
Corporate and other debt securities	7,971	(13)	8,761	(213)	16,732	(226)

Total	$428,684	$(7,720)	$84,288	$(59,328)	$512,972	$(67,048)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2011 was 33 as compared to 153 at December 31, 2010.

At September 30, 2011, the unrealized losses reported for trust preferred securities relate to 15 single-issuer securities, mainly issued by bank holding companies. Of the 15 trust preferred securities, 6 were investment grade, 1 was non-investment grade, and 8 were not rated. Additionally, $39.4 million of the $62.4 million in unrealized losses in the trust preferred securities portfolio at September 30, 2011, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In August and October of 2009, the bank issuer was required to defer its scheduled interest payments on each respective security issuance based upon an operating agreement with its bank regulators. The operating agreement with its bank regulators requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled interest payments on both security issuances. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing as of June 30, 2011, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders, and at the holding company level it reported cash and cash equivalents in excess of the cumulative amount of accrued but unpaid interest owed on all of its junior subordinated debentures related to trust preferred securities.

In assessing whether a credit loss exists for the securities of the deferring bank issuer, Valley considers numerous factors, including, but not limited to, such factors highlighted in the “Other-Than-Temporary Impairment Analysis” section below. Specific to these securities, Valley’s conclusions were derived based on a thorough review of the deferring bank issuer’s financial condition, coupled with an analysis of external conditions which may adversely impact the issuer’s future ability to repay all of the principal and interest owed to Valley. The bank issuer’s principal subsidiary bank reported, in its bank regulatory filings, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of September 30, 2011 and December 31, 2010. The issuer’s bank subsidiary has consistently met the minimum well-capitalized requirements each quarter since the date of the interest deferral on both issuances. The issuer’s bank subsidiary did, however, report a net loss for the third quarter of 2011 due, in part, to a higher loan loss provision, non-cash net impairment charges on investment securities and other non-cash mark to market charges on certain financial assets mainly caused by market fluctuations. After review of all the financial data available at September 30, 2011, the overall financial condition of the bank subsidiary appeared to be reasonably consistent with its financial condition in second quarter of 2011exclusive of the aforementioned non-cash charges. The third quarter loss is not expected to impact the bank issuer’s future ability to repay the contractual principal and interest related to its trust preferred securities. We will closely assess the impact of this net loss on the issuer’s consolidated financial condition once all the pertinent financial data is made available in the issuer’s bank holding company regulatory filing as of September 30, 2011, which has not been issued to date.

During the deferral period, the bank issuer reported that it raised new common capital and increased all of its bank regulatory risk ratios by over 20 percent at December 31, 2010 and nearly 40 percent at June 30, 2011. The bank issuer’s financial condition at June 30, 2011 and December 31, 2010 improved from the dates of deferral as the issuer has implemented many strategies to reduce credit exposure, such as deleveraging its balance sheet of higher risk assets and liquidating certain nonperforming assets. Reported net income at the deferring bank issuer was positive for the year ended December 31, 2010 and for the six months ended June 30, 2011. Additionally when determining whether a credit loss impairment exists, Valley assesses the bank issuer’s deferral of regularly scheduled interest and principal payments and the likely time period until the issuer will be allowed to resume such payments. Valley’s assessment includes, but is not limited to, a review of the bank issuer’s operating agreement with its bank regulators and the mandatory requirements outlined in such agreement. The bank issuer reported that it substantially complied with the terms of the agreement within the notes to its audited 2010 and 2009 financial statements issued in March 2011 and December 2010, respectively. Valley has also reviewed a plan presented by the bank issuer’s management to their shareholders and the issuer’s subsequent performance each quarter-end in relation to the milestones outlined in the plan. The bank issuer’s ability to stay on target in improving its financial performance, enhancing its capital and stabilizing the credit quality of its loans were additional factors Valley considered when assessing the bank issuer’s deferral of scheduled interest payments each quarter.

Another variable Valley assesses in determining other-than-temporary impairment is whether the fair value of the bank issuer’s security has been less than its amortized cost for an extended period of time. The estimated fair value of the trust preferred securities is, in part, negatively impacted by the bank regulators’ mandate for the bank issuer to defer quarterly scheduled interest payments. In calculating the fair value of these instruments, Valley developed on the assumptions used in calculating the discount rate used to discount future expected cash flows. In Valley’s analysis, the discount rate is comprised of both a base rate and credit rate calculation. The base rate, which was obtained from independent third parties, is largely tied to market factors such as liquidity and market interest rate expectations. The credit rate calculation is primarily a function of the credit risk assessment resulting from Valley’s impairment analysis. The fair value of the trust preferred securities of the deferring bank issuer was $39.4 million less than their amortized cost at September 30, 2011 as compared to $36.0 million below their amortized cost at September 30, 2009 (the quarterly reporting date nearest to the two deferral dates). The volatility in fair value from the date the issuer deferred is in large part due to fluctuations in general market conditions which impacted the illiquidity premium and aggregate levels of interest rates. The credit spread assigned to the issuer in Valley’s fair value estimate for the trust preferred securities has remained consistent from the deferral dates. Additionally, the duration of time in which the estimated fair value of the instruments has been less than amortized cost is largely due to the deferral of scheduled interest payments and an increase in the credit rate assigned to the issuer from the date of the securities’ issuance, coupled with a decrease in liquidity. Valley assesses the duration in which the securities’ fair value has been less than amortized cost in estimating each security’s future cash flows each quarter. However, Valley believes a greater weighting towards the issuer’s financial condition within its OTTI analysis and estimation of future cash flows is warranted due to the expected duration of the issuer’s regulatory agreement and its impact on the length of time the trust preferred securities’ estimated fair value will be below their amortized cost.

Based on the available deferring bank issuer information and Valley’s assessment of the expected duration of the deferral period, Valley believes that it will receive all principal and interest contractually due on both security issuances, and as such has concluded no credit impairment exists at September 30, 2011. Valley continues to closely monitor the credit risk of this issuer. Valley may be required to recognize other-than-temporary impairment charges on the trust preferred securities in future periods. On a go-forward basis, changes in several factors considered in Valley’s other-than-temporary impairment analysis, including adverse developments or trends regarding the bank issuer’s financial condition and quarterly operating results, or its agreement with the bank regulators, may require the recognition of credit impairment charges on these securities in earnings. Valley does not view each factor in isolation, but rather analyzes the collective impact of such factors on the bank issuer at the end of each reporting period. In Valley’s credit loss analysis, significance is placed on the issuer’s financial condition and capital position. Additionally, the terms and conditions of the issuer’s regulatory agreement, changes to the regulatory agreement and the issuer’s dialogue with the banking regulators are important variables used in Valley’s assessment of whether a credit loss exists. For example, a significant decline in the issuer’s capital position or a material adverse development in its agreement with the regulators would cause Valley to incur an impairment charge in such period. The impairment charge may be part or all of the combined amortized cost of the securities totaling $55.0 million and in any such event could also cause a reversal of interest accrued, but unpaid from the date of deferral on the securities. See the “Other-than-Temporary Impairment Analysis” section below for further details regarding the factors assessed in Valley’s impairment analysis.

All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered to be “well-capitalized institutions” at September 30, 2011.

Management does not believe that any individual unrealized loss as of September 30, 2011 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of September 30, 2011, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of investments in debt securities held to maturity at September 30, 2011 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$163,529	$163,711
Due after one year through five years	52,290	53,670
Due after five years through ten years	179,719	197,154
Due after ten years	491,185	441,599
Residential mortgage-backed securities	1,197,723	1,244,428

Total investment securities held to maturity	$2,084,446	$2,100,562

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.0 years at September 30, 2011.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011
U.S. Treasury securities	$40,023	$25	$—	$40,048
U.S. government agency securities	82,880	1,053	(221)	83,712
Obligations of states and political subdivisions	21,296	1,539	—	22,835
Residential mortgage-backed securities	476,190	24,173	(4,914)	495,449
Trust preferred securities*	50,629	220	(9,800)	41,049
Corporate and other debt securities	42,688	2,776	(3,780)	41,684
Equity securities	47,977	1,995	(4,607)	45,365

Total investment securities available for sale	$761,683	$31,781	$(23,322)	$770,142

December 31, 2010
U.S. Treasury securities	$162,404	$1,406	$—	$163,810
U.S. government agency securities	88,926	26	(152)	88,800
Obligations of states and political subdivisions	28,231	1,234	(3)	29,462
Residential mortgage-backed securities	578,282	35,016	(2,940)	610,358
Trust preferred securities*	54,060	1,142	(14,119)	41,083
Corporate and other debt securities	53,379	2,612	(2,030)	53,961
Equity securities	48,724	812	(1,728)	47,808

Total investment securities available for sale	$1,014,006	$42,248	$(20,972)	$1,035,282

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$8,455	$(221)	$—	$—	$8,455	$(221)
Residential mortgage-backed securities	44,452	(713)	24,198	(4,201)	68,650	(4,914)
Trust preferred securities	23,470	(902)	15,098	(8,898)	38,568	(9,800)
Corporate and other debt securities	3,208	(205)	6,400	(3,575)	9,608	(3,780)
Equity securities	22,670	(2,330)	13,088	(2,277)	35,758	(4,607)

Total	$102,255	$(4,371)	$58,784	$(18,951)	$161,039	$(23,322)

	December 31, 2010
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$66,157	$(152)	$—	$—	$66,157	$(152)
Obligations of states and political subdivisions	1,146	(3)	—	—	1,146	(3)
Residential mortgage-backed securities	11,439	(350)	46,206	(2,590)	57,645	(2,940)
Trust preferred securities	1,262	(153)	33,831	(13,966)	35,093	(14,119)
Corporate and other debt securities	—	—	7,944	(2,030)	7,944	(2,030)
Equity securities	1,538	(243)	13,736	(1,485)	15,274	(1,728)

Total	$81,542	$(901)	$101,717	$(20,071)	$183,259	$(20,972)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2011 was 40 as compared to 43 at December 31, 2010.

Within the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2011, substantially all of the $4.9 million of unrealized losses relate to 6 private label mortgage-backed securities. Of these 6 securities, 1 security had an investment grade rating, while 5 had a non-investment grade ratings at September 30, 2011. Four of the non-investment grade private label mortgage-backed securities with unrealized losses were other-than-temporarily impaired during 2009 and 2010. No additional estimated credit losses were recognized on these securities during the nine months ended September 30, 2011. See the “Other-Than-Temporary Impairment Analysis” section below.

At September 30, 2011, the unrealized losses for trust preferred securities in the table above relate to 3 pooled trust preferred securities and 12 single-issuer bank issued trust preferred securities. Most of the unrealized losses were attributable to the 3 pooled trust preferred securities and 4 single-issuer bank issued trust preferred securities with an aggregate amortized cost of $43.9 million and a fair value of $34.6 million. One of the three pooled trust preferred securities with an unrealized loss of $6.0 million had an investment grade rating at September 30, 2011. The other two pooled trust preferred securities were other-than-temporarily impaired in the first quarter of 2010, and additional estimated credit losses were recognized on one of these securities in the first quarter of 2011. See “Other-Than-Temporarily Impaired Securities” section below for more details. At September 30, 2011, 1 of the 4 single-issuer trust preferred securities classified as available for sale had an investment grade rating and the remaining 3 had non-investment grade ratings. These single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

The unrealized losses more than twelve months totaling $3.6 million reported for corporate and other debt securities at September 30, 2011 relate to one bank issued corporate bond with a $10.0 million amortized cost that had an investment grade rating and has been paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to three perpetual preferred security positions with a combined $34.9 million amortized cost and a $4.5 million unrealized loss. At September 30, 2011, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of September 30, 2011 represents any other-than-temporary impairment, except for the previously discussed impaired securities above as management mainly attributes the declines in fair value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of September 30, 2011, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $459 million.

The contractual maturities of investment securities available for sale at September 30, 2011, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$43,791	$43,830
Due after one year through five years	2,408	2,479
Due after five years through ten years	87,222	90,284
Due after ten years	104,095	92,735
Residential mortgage-backed securities	476,190	495,449
Equity securities	47,977	45,365

Total investment securities available for sale	$761,683	$770,142

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at September 30, 2011 was 5.3 years.

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

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at September 30, 2011.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, many banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal. A FDIC receivership for any single-issuer would result in an impairment and significant loss. Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers’ capital ratios are at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows.

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

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of September 30, 2011. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

There were no impairment losses on securities recognized in earnings during the third quarters of 2011 and 2010. The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Available for sale:
Residential mortgage-backed securities	$—	$2,265
Trust preferred securities	825	2,377

Net impairment losses on securities recognized in earnings	$825	$4,642

For the nine months ended September 30, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. For the nine months ended September 30, 2010, Valley recognized net impairment charges totaling $4.6 million on a total of five individual private label mortgage-backed securities and two previously impaired pooled trust preferred securities.

At September 30, 2011, the five previously impaired private label mortgage-backed securities had a combined amortized cost of $44.5 million and fair value of $44.4 million, while the two previously impaired pooled trust preferred securities had a combined amortized cost and fair value of $5.4 million and $3.7 million, respectively, after recognition of all credit impairments.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Sales transactions:
Gross gains	$450	$—	$19,418	$4,634
Gross losses	—	—	—	(96)

	$450	$—	$19,418	$4,538

Maturities and other securities transactions:
Gross gains	$414	$120	$622	$172
Gross losses	(1)	(8)	(6)	(79)

	$413	$112	$616	$93

Total gains on securities transactions, net	$863	$112	$20,034	$4,631

During the nine months ended September 30, 2011, Valley recognized gross gains on sales transactions of $19.4 million, mainly due to the sale of $253.0 million in residential mortgage-backed securities issued by government sponsored agencies, perpetual preferred securities issued by Freddie Mac and Fannie Mae, and U.S Treasury securities that were classified as available for sale during the second quarter of 2011.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Balance, beginning of period	$11,076	$10,660	$10,500	$6,119
Additions:
Initial credit impairments	—	—	—	124
Subsequent credit impairments	—	—	825	4,518
Reductions:
Accretion of credit loss impairment due to increase in expected cash flows	(109)	(43)	(358)	(144)

Balance, end of period	$10,967	$10,617	$10,967	$10,617

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

Trading Securities

The fair value of trading securities (consisting of 3 and 4 single-issuer bank trust preferred securities at September 30, 2011 and December 31, 2010, respectively) was $21.4 million and $31.9 million at September 30, 2011 and December 31, 2010, respectively. Interest income on trading securities totaled $500 thousand and $642 thousand for the three months ended September 30, 2011 and 2010, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 8. Loans

The detail of the loan portfolio as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,833,211	$1,825,066
Commercial real estate:
Commercial real estate	3,524,891	3,378,252
Construction	401,166	428,232

Total commercial real estate loans	3,926,057	3,806,484

Residential mortgage	2,172,601	1,925,430
Consumer:
Home equity	477,517	512,745
Automobile	785,443	850,801
Other consumer	122,862	88,614

Total consumer loans	1,385,822	1,452,160

Total non-covered loans	9,317,691	9,009,140

Covered loans:
Commercial and industrial	$80,703	$121,151
Commercial real estate	168,850	195,646
Construction	11,873	16,153
Residential mortgage	14,990	17,026
Consumer	5,980	6,679

Total covered loans	282,396	356,655

Total loans	$9,600,087	$9,365,795

FDIC loss-share receivable related to covered loans and foreclosed assets	$78,602	$89,359

Total non-covered loans are net of unearned discount and deferred loan fees totaling $7.9 million and $9.3 million at September 30, 2011 and December 31, 2010, respectively. Covered loans had outstanding contractual principal balances totaling approximately $418.7 million and $497.0 million at September 30, 2011 and December 31, 2010, respectively.

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

The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. During the nine months ended September 30, 2011, on an aggregate basis the acquired pools of covered loans performed better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For these pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. Additionally, the FDIC loss-share receivable is prospectively reduced by the guaranteed portion of the additional amount expected to be received with a corresponding reduction to non-interest income.

Changes in the accretable yield for covered loans were as follows for the three and nine months ended September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Balance at the beginning of the period	$101,517	$—	$101,052	$—
Accretable yield at the acquisition dates	—	61,356	—	69,659
Accretion	(12,122)	(7,134)	(28,640)	(15,437)
Net reclassification from non-accretable difference	—	—	16,983	—

Balance at the end of the period	$89,395	$54,222	$89,395	$54,222

Valley reclassified $17.0 million from the non-accretable difference for covered loans due to increases in expected cash flows for certain pools of covered loans during the nine months ended September 30, 2011. This amount is recognized prospectively as an adjustment to yield over the life of the individual pools.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the nine months ended September 30, 2011 were as follows:

Nine Months Ended September 30, 2011
(in thousands)
Balance, beginning of the period	$89,359
Discount accretion of the present value at the acquisition dates*	437
Prospective adjustment for additional cash flows*	(8,167)
Increase due to impairment on covered loans*	16,932
Other reimbursable expenses*	2,787
Reimbursements from the FDIC	(22,746)

Balance, end of the period	$78,602

*	Valley recognized approximately $12.0 million in non-interest income for the nine months ended September 30, 2011 related to these items.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. At September 30, 2011, unsecured commercial and industrial loans totaled $343.7 million.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at September 30, 2011. At September 30, 2011, unsecured consumer loans totaled approximately $47.9 million, including $9.0 million of credit card loans.

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

The covered loans acquired from the FDIC were aggregated into pools based on common risk characteristics in accordance with ASC Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans that may have been classified as non-performing loans by the acquired banks are no longer classified as non-performing because these loans are accounted for on a pooled basis. Management’s judgment is required in classifying loans in pools subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the pool cash flows to be collected, even if certain loans within the pool are contractually past due.

The following table presents past due, non-accrual and current non-covered loans by loan portfolio class at September 30, 2011 and December 31, 2010:

	Past Due and Non-Accrual Loans*
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-Covered Loans	Total Non-Covered Loans
			(in thousands)
September 30, 2011

Commercial and industrial	$9,866	$164	$16,737	$26,767	$1,806,444	$1,833,211
Commercial real estate:
Commercial real estate	22,220	268	41,453	63,941	3,460,950	3,524,891
Construction	—	2,216	14,449	16,665	384,501	401,166

Total commercial real estate loans	22,220	2,484	55,902	80,606	3,845,451	3,926,057

Residential mortgage	12,556	721	31,401	44,678	2,127,923	2,172,601
Consumer loans:
Home equity	530	—	2,379	2,909	474,608	477,517
Automobile	8,639	429	503	9,571	775,872	785,443
Other consumer	287	54	763	1,104	121,758	122,862

Total consumer loans	9,456	483	3,645	13,584	1,372,238	1,385,822

Total	$54,098	$3,852	$107,685	$165,635	$9,152,056	$9,317,691

December 31, 2010
Commercial and industrial	$13,852	$12	$13,721	$27,585	$1,797,481	$1,825,066
Commercial real estate:
Commercial real estate	14,563	—	32,981	47,544	3,330,708	3,378,252
Construction	2,804	196	27,312	30,312	397,920	428,232

Total commercial real estate loans	17,367	196	60,293	77,856	3,728,628	3,806,484

Residential mortgage	12,682	1,556	28,494	42,732	1,882,698	1,925,430
Consumer loans:
Home equity	1,045	—	1,955	3,000	509,745	512,745
Automobile	13,328	686	539	14,553	836,248	850,801
Other consumer	265	37	53	355	88,259	88,614

Total consumer loans	14,638	723	2,547	17,908	1,434,252	1,452,160

Total	$58,539	$2,487	$105,055	$166,081	$8,843,059	$9,009,140

*	Past due loans and non-accrual loans exclude loans that were acquired as part of the Liberty Pointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pooled basis.

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

The following tables present the information about non-covered impaired loans by loan portfolio class at September 30, 2011 and December 31, 2010:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment*		Unpaid Contractual Principal Balance	Related Allowance
			(in thousands	)
September 30, 2011

Commercial and industrial	$6,876	$31,965	$38,841		$50,156	$7,918
Commercial real estate:
Commercial real estate	29,230	52,584	81,814		89,734	5,727
Construction	7,860	20,847	28,707		29,371	3,249

Total commercial real estate loans	37,090	73,431	110,521		119,105	8,976

Residential mortgage	3,507	17,331	20,838		21,118	2,934
Consumer loans:
Home equity	127	28	155		155	4

Total consumer loans	127	28	155		155	4

Total	$47,600	$122,755	$170,355		$190,534	$19,832

December 31, 2010

Commercial and industrial	$3,707	$28,590	$32,297		$42,940	$6,397
Commercial real estate:
Commercial real estate	19,860	43,393	63,253		66,869	3,991
Construction	24,215	15,854	40,069		40,867	2,150

Total commercial real estate loans	44,075	59,247	103,322		107,736	6,141

Residential mortgage	788	17,797	18,585		18,864	2,683
Consumer loans:
Home equity	—	83	83		83	5

Total consumer loans	—	83	83		83	5

Total	$48,570	$105,717	$154,287		$169,623	$15,226

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
		(in thousands)
Commercial and industrial	$37,648	$393	$37,986	$1,132
Commercial real estate:
Commercial real estate	81,638	739	71,968	2,095
Construction	31,741	845	33,435	1,107

Total commercial real estate loans	113,379	1,584	105,403	3,202

Residential mortgage	18,149	188	18,251	569
Consumer loans:
Home equity	28	—	28	1

Total consumer loans	28	—	28	1

Total	$169,204	$2,165	$161,668	$4,904

Interest income recognized on a cash basis, totaled $865 thousand for the three and nine months ended September 30, 2011.

Troubled Debt Restructured Loans

From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who maybe experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (“TDR”). Purchased impaired loans, including Valley’s covered loans, are excluded from the TDR disclosures below because they are evaluated for impairment on a pool by pool basis. When a loan within the pool is modified as a TDR it is not removed from its pool.

The majority of the concessions made for TDRs involve lowering the monthly payments on loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. They rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

As a result of the adoption of ASU 2011-02, Valley reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and has concluded that the adoption of ASU 2011-02 did not materially impact the number of TDRs identified by Valley, or the specific reserves for such loans included in our allowance for loan losses at September 30, 2011. Performing TDRs (not reported as non-accrual loans) totaled $103.7 million and $89.7 million as of September 30, 2011 and December 31, 2010, respectively. Non-performing TDRs totaled $6.4 million and $9.4 million as of September 30, 2011 and December 31, 2010, respectively. All TDRs are included in impaired loans presented in the section above.

The following tables present non-covered loans by loan class modified as TDRs during the three and nine months ended September 30, 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at September 30, 2011, respectively.

	Three Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Commercial and industrial	1	$12,952	$12,952
Commercial real estate:
Commercial real estate	3	2,887	2,882
Construction	1	2,000	2,000

Total commercial real estate	4	4,887	4,882
Residential mortgage	1	75	75

Total	6	$17,914	$17,909

	Nine Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Commercial and industrial*	17	$19,145	$18,999
Commercial real estate:
Commercial real estate	6	11,927	11,856
Construction	2	3,350	3,314

Total commercial real estate	8	15,277	15,170
Residential mortgage	4	514	506

Total	29	$34,936	$34,675

*	Includes 8 finance leases with pre and post-modification outstanding recorded investments totaling $335 thousand and $285 thousand, respectively.

The majority of the TDR concessions made during the three and nine months ended September 30, 2011 involved an extension of the loan term and/or an interest rate reduction. The specific reserve for loan losses allocated to loans modified as TDRs during the three and nine months ended September 30, 2011 totaled $883 thousand and $5.4 million, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. There were no charge-offs resulting from loans modified as TDRs during the three and nine months ended September 30, 2011.

The following table presents non-covered loans modified as TDRs within the previous 12 months from September 30, 2011, and for which there was a payment default (90 days or more past due) during the three and nine months ended September 30, 2011:

Troubled Debt	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
		($ in thousands)
Commercial and industrial	1	$1,044	1	$1,044
Commercial real estate:
Commercial real estate	—	—	2	1,757
Construction	—	—	—	—

Total commercial real estate	—	—	2	1,757

Residential mortgage	1	75	1	75

Total	2	$1,119	4	$2,876

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2011 and December 31, 2010.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard		Doubtful	Total
			(in thousands	)

September 30, 2011
Commercial and industrial	$1,628,920	$99,993	$103,997		$301	$1,833,211
Commercial real estate	3,311,710	67,586	145,595		—	3,524,891
Construction	316,060	39,723	45,186		197	401,166

Total	$5,256,690	$207,302	$294,778		$498	$5,759,268

December 31, 2010
Commercial and industrial	$1,638,939	$92,131	$93,920		$76	$1,825,066
Commercial real estate	3,175,333	77,186	125,733		—	3,378,252
Construction	324,292	48,442	55,498		—	428,232

Total	$5,138,564	$217,759	$275,151		$76	$5,631,550

For residential mortgages, automobile, home equity, and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2011 and December 31, 2010:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Loans
		(in thousands)

September 30, 2011
Residential mortgage	$2,141,200	$31,401	$2,172,601
Home equity	475,138	2,379	477,517
Automobile	784,940	503	785,443
Other consumer	122,099	763	122,862

Total	$3,523,377	$35,046	$3,558,423

December 31, 2010
Residential mortgage	$1,896,936	$28,494	$1,925,430
Home equity	510,790	1,955	512,745
Automobile	850,262	539	850,801
Other consumer	88,561	53	88,614

Total	$3,346,549	$31,041	$3,377,590

Valley evaluates the credit quality of its covered loan pools based on the expectation of the underlying cash flows. The balance of covered loan pools with an adverse change in the expected cash flows since the date of acquisition was $151.7 million and $27.2 million at September 30, 2011 and December 31, 2010, respectively. The impaired loan pools mainly consisted of commercial and industrial loans.

Note 9. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for losses on non-covered loans and allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition, as well as the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for losses on non-covered loans is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio.

The following table summarizes the allowance for credit losses at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$122,775	$118,326
Allowance for covered loans	12,587	6,378

Total allowance for loan losses	135,362	124,704

Allowance for unfunded letters of credit	2,339	1,800

Total allowance for credit losses	$137,701	$126,504

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$7,711	$9,238	$19,338	$34,093
Provision for covered loans	—	—	18,094	—

Total provision for loan losses	7,711	9,238	37,432	34,093

Provision for unfunded letters of credit	72	70	539	264

Total provision for credit losses	$7,783	$9,308	$37,971	$34,357

Loan charge-off policy. Loans identified as losses by management are charged-off. Loans are assessed for full or partial charge-off when they are between 90 and 120 days past due or sooner if deemed uncollectible. Furthermore, residential mortgage and consumer loan accounts are charged-off in accordance with regulatory requirements.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 and 2010, including both covered and non-covered loans:

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended September 30, 2011:

Allowance for loan losses:
Beginning balance	$75,686	$32,735	$11,036	$11,075	$8,094	$138,626
Loans charged-off (1)	(9,297)	(1,239)	(269)	(1,251)	—	(12,056)
Charged-off loans recovered	559	2	16	504	—	1,081

Net charge-offs	(8,738)	(1,237)	(253)	(747)	—	(10,975)
Provision for loan losses (2)	5,333	3,756	(502)	(237)	(639)	7,711

Ending balance	$72,281	$35,254	$10,281	$10,091	$7,455	$135,362

Three Months Ended September 30, 2010:

Allowance for loan losses:
Beginning balance	$53,803	$30,097	$6,412	$13,316	$7,017	$110,645
Loans charged-off	(3,223)	(312)	(844)	(2,485)	—	(6,864)
Charged-off loans recovered	187	19	28	533	—	767

Net charge-offs	(3,036)	(293)	(816)	(1,952)	—	(6,097)
Provision for loan losses	2,650	661	2,600	2,216	1,111	9,238

Ending balance	$53,417	$30,465	$8,196	$13,580	$8,128	$113,786

(1)	The allowance for covered loans was reduced by loan charge-offs totaling $6.1 million during the third quarter of 2011.

(2)	There was no provision for covered loan losses (subject to the loss-sharing agreements with the FDIC) for the quarter ended September 30, 2011.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 and 2010, including both covered and non-covered loans:

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Nine Months Ended September 30, 2011:

Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off (1)	(19,025)	(5,693)	(1,495)	(4,364)	—	(30,577)
Charged-off loans recovered	1,748	225	106	1,724	—	3,803

Net charge-offs	(17,277)	(5,468)	(1,389)	(2,640)	—	(26,774)
Provision for loan losses (2)	27,591	10,313	2,194	(1,768)	(898)	37,432

Ending balance	$72,281	$35,254	$10,281	$10,091	$7,455	$135,362

Nine Months Ended September 30, 2010:

Allowance for loan losses:
Beginning balance	$49,267	$25,516	$5,397	$15,480	$6,330	$101,990
Loans charged-off	(13,882)	(2,147)	(3,011)	(8,873)	—	(27,913)
Charged-off loans recovered	3,317	139	80	2,080	—	5,616

Net charge-offs	(10,565)	(2,008)	(2,931)	(6,793)	—	(22,297)
Provision for loan losses	14,715	6,957	5,730	4,893	1,798	34,093

Ending balance	$53,417	$30,465	$8,196	$13,580	$8,128	$113,786

(1)	The allowance for covered loans was reduced by loan charge-offs totaling $11.8 million during the nine months ended September 30, 2011.

(2)	Includes an $18.1 million provision for covered loans for the nine months ended September 30, 2011 due to declines in the expected cash flows caused by credit impairment in certain loan pools, primarily consisting of commercial and industrial loans.

The following tables represent the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2011 and December 31, 2010.

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
	(in thousands)
September 30, 2011

Allowance for loan losses:
Individually evaluated for impairment	$7,918	$8,976	$2,934	$4	$—	$19,832
Collectively evaluated for impairment	52,460	25,717	7,224	10,087	7,455	102,943
Loans acquired with discounts related to credit quality	11,903	561	123	—	—	12,587

Total	$72,281	$35,254	$10,281	$10,091	$7,455	$135,362

Loans:
Individually evaluated for impairment	$38,841	$110,521	$20,838	$155	$—	$170,355
Collectively evaluated for impairment	1,794,370	3,815,536	2,151,763	1,385,667	—	9,147,336
Loans acquired with discounts related to credit quality	80,703	180,723	14,990	5,980	—	282,396

Total	$1,913,914	$4,106,780	$2,187,591	$1,391,802	$—	$9,600,087

December 31, 2010

Allowance for loan losses:
Individually evaluated for impairment	$6,397	$6,141	$2,683	$5	$—	$15,226
Collectively evaluated for impairment	50,032	23,776	6,445	14,494	8,353	103,100
Loans acquired with discounts related to credit quality	5,538	492	348	—	—	6,378

Total	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704

Loans:
Individually evaluated for impairment	$32,297	$103,322	$18,585	$83	$—	$154,287
Collectively evaluated for impairment	1,792,769	3,703,162	1,906,845	1,452,077	—	8,854,853
Loans acquired with discounts related to credit quality	121,151	211,799	17,026	6,679	—	356,655

Total	$1,946,217	$4,018,283	$1,942,456	$1,458,839	$—	$9,365,795

There were no purchases of loans during the three and nine months ended September 30, 2011. There were no sales of loans, other than from the held for sale loan portfolio, or transfers from loans held for investment to loans held for sale during the three and nine months ended September 30, 2011.

Note 10. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth	Consumer	Commercial	Investment
	Management	Lending	Lending	Management	Total
	(in thousands)
Balance at December 31, 2010	$20,446	$98,999	$117,689	$80,757	$317,891
Goodwill from business combinations	71	—	—	—	71

Balance at September 30, 2011	$20,517	$98,999	$117,689	$80,757	$317,962

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During 2011, Valley recorded $71 thousand in goodwill from a final earn-out payment related to an acquisition by Valley in 2006. The earn-out payments are based upon predetermined profitability targets in accordance with the merger agreement. There was no impairment of goodwill during the three and nine months ended September 30, 2011 and 2010.

The following table summarizes other intangible assets as of September 30, 2011 and December 31, 2010:

	Gross			Net
	Intangible	Accumulated	Valuation	Intangible
	Assets	Amortization	Allowance	Assets
	(in thousands)
September 30, 2011
Loan servicing rights	$68,606	$(55,539)	$(2,642)	$10,425
Core deposits	27,144	(19,654)	—	7,490
Other	6,121	(2,148)	—	3,973

Total other intangible assets	$101,871	$(77,341)	$(2,642)	$21,888

December 31, 2010
Loan servicing rights	$65,701	$(53,210)	$(1,163)	$11,328
Core deposits	27,144	(17,312)	—	9,832
Other	6,121	(1,631)	—	4,490

Total other intangible assets	$98,966	$(72,153)	$(1,163)	$25,650

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded impairment charges net of recoveries on its loan servicing rights totaling $1.6 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $810 thousand and $1.5 million the three and nine months ended September 30, 2010, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 9 years. The line item labeled “other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 16 years.

Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2011 and 2010.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2011 through 2015:

	Loan
	Servicing	Core
	Rights	Deposits	Other
	(in thousands)
2011	$633	$709	$167
2012	2,545	2,455	656
2013	2,008	1,858	541
2014	1,508	1,262	466
2015	1,069	782	434

Valley recognized amortization expense on other intangible assets, including net impairment charges and recoveries of impairment charges on loan servicing rights, totaling $3.4 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively and $7.1 million, and $6.7 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,.		September 30,
	2011	2010	2011	2010
	(in thousands)
Service cost	$1,483	$1,450	$4,609	$4,350
Interest cost	1,518	1,434	4,567	4,300
Expected return on plan assets	(1,674)	(1,582)	(5,004)	(4,745)
Amortization of prior service cost	160	160	480	480
Amortization of actuarial loss	345	276	1,030	827

Total net periodic pension expense	1,832	1,738	5,682	5,212

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(160)	(160)	(480)	(480)
Amortization of actuarial loss	(345)	(276)	(1,030)	(827)

	(505)	(436)	(1,510)	(1,307)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,327	$1,302	$4,172	$3,905

The fair value of qualified plan assets increased approximately $6.5 million, or 7.7 percent to $90.4 million at September 30, 2011 from $83.9 million at December 31, 2010. Valley contributed $8.0 million and $13.0 million to the qualified plan during the three and nine months ended September 30, 2011, respectively. The third quarter contribution was made to improve the funded status of the Plan. Valley does not expect to make any additional contributions to the qualified plan for the remainder of 2011.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.1 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. Valley awarded restricted stock totaling 14 thousand shares during the quarter ended September 30, 2011. There were no stock awards granted by Valley for the third quarter of 2010. Valley awarded restricted stock totaling approximately14 thousand shares and 1 thousand shares during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, 6.5 million shares of common stock were available for issuance under the 2009 Employee Stock Incentive Plan.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $1.2 million and $951 thousand for the three months ended September 30, 2011 and 2010, respectively and $2.5 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively. The fair values of stock awards are expensed over the vesting period. As of September 30, 2011, the unrecognized amortization expense for all stock-based compensation totaled approximately $2.6 million and will be recognized over an average remaining vesting period of approximately 2 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest in full at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. There were no shares granted under the plan during the third quarter of 2011. There were 23 thousand shares granted during the nine months ended September 30, 2011 and 18 thousand shares granted during the three and nine months ended September 30, 2010. There were approximately 102 thousand shares outstanding under this plan and 244 thousand shares available for issuance as of September 30, 2011.

Note 13. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $234.5 million as of September 30, 2011. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $143.5 million, or 61.2 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of September 30, 2011, Valley had a $996 thousand liability related to the standby letters of credit.

Note 14. Derivative Instruments and Hedging Activities

Valley is exposed to certain risks arising from both its business operations and economic conditions. Valley principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Valley manages economic risks, including interest rate and liquidity risks, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Valley’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Valley’s known or expected cash receipts and its known or expected cash payments mainly related to certain variable-rate borrowings and fixed-rate loan assets.

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

At September 30, 2011, Valley had the following cash flow hedge derivatives:

•

Four forward starting interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. Two of the four swaps totaling $200 million will require Valley to pay fixed-rate amounts at approximately 4.73 percent in exchange for the receipt of variable-rate payments at the prime rate starting in October 2011 and expiring in October 2016. The other two swaps totaling $100 million will require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate starting in July 2012 and expiring in July 2017.

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

At September 30, 2011, Valley had the following fair value hedge derivatives:

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

Non-designated Hedges. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. Derivatives not designated as hedges are not speculative and result from a service Valley provides to certain customers, which was implemented by Valley during the first quarter of 2011. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Valley executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As of September 30, 2011, Valley had four interest rate swaps with an aggregate notional amount of $66.7 million related to this program.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet	September 30,	December 31,
	Line Item	2011	2010
		(in thousands)
Asset Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$344	$8,414
Fair value hedge interest rate swaps	Other Assets	990	—

Total derivatives designated as hedging instruments		$1,334	$8,414

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$3,912	$—

Total derivatives not designated as hedging instruments		$3,912	$—

Liability Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$2,143	$1,379
Fair value hedge interest rate swaps	Other Liabilities	12,940	—

Total derivatives designated as hedging instruments		$15,083	$1,379

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$3,912	$—

Total derivatives not designated as hedging instruments		$3,912	$—

Gains (Losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive (loss) to interest on short-term borrowings	$(608)	$(525)	$(1,796)	$(1,401)
Amount of loss recognized in other comprehensive (loss)	(15,829)	(992)	(20,928)	(5,749)

Valley recognized net losses of $116 thousand and $56 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three months ended September 30, 2011 and 2010, respectively, and net losses of $81 thousand and $240 thousand for the nine months ended September 30, 2011 and 2010, respectively. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss was $11.8 million and $708 thousand at September 30, 2011 and December 31, 2010, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $6.0 million will be reclassified as an increase to interest expense.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Derivative — interest rate swaps:
Interest income—interest and fees on loans	$(706)	$(279)	$(764)	$(919)
Interest expense—interest on time deposits	424	—	990	—
Hedged item — loans and deposits:
Interest income — interest and fees on loans	$706	$279	$764	$919
Interest expense — interest on time deposits	(453)	—	(1,034)	—

Valley recognized a net loss of $29 thousand and $44 thousand in non-interest expense for the three and nine months ended September 30, 2011, respectively related to hedge ineffectiveness on the fair value hedge interest rate swaps. Valley also recognized a net reduction to interest expense of $146 thousand and $332 thousand for the three and nine months ended September 30, 2011, respectively related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with one of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Valley’s credit rating is reduced below investment grade, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of September 30, 2011, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.9 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at September 30, 2011. At September 30, 2011, Valley had $15.3 million in collateral posted with its counterparties.

Note 15. Income Taxes

During the nine months ended September 30, 2011, Valley recorded an incremental tax provision of $8.5 million to increase its liability for uncertain tax positions due to a change in state tax case law during the second quarter of 2011. Pursuant to ASC Topic 740, “Income Taxes,” a change in the measurement of a tax position taken in a prior annual period is recognized as a discrete event in the period in which it occurs.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2010 include, but are not limited to:

•	a continued or unexpected decline in the economy, in particular in New Jersey and the New York Metropolitan area;

•	other-than-temporary impairment charges on our investment securities;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	a continued or unexpected decline in real estate values within our market areas;

•	declines in value in our investment portfolio;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

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

Company Overview

At September 30, 2011, Valley had consolidated total assets of $14.2 billion, total net loans of $9.5 billion, total deposits of $9.6 billion and total shareholders’ equity of $1.3 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens. We have grown significantly in the past five years primarily through both de novo branch expansion and bank acquisitions, including the following most recent bank transactions:

•

In July 2008, we acquired Greater Community Bancorp, the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets, $812 million in loans (mostly commercial real estate loans), $715 million in deposits and 16 branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (9.6 million shares) and 964 warrants. Each warrant is entitled to 1.1025 Valley common shares issuable upon exercise at $17.24 per share. The warrants have an expiration date of June 30, 2015, and to date, all of the warrants issued remain outstanding.

•

In March 2010, the Bank acquired $688.1 million in certain assets, including loans totaling $412.3 million (primarily commercial and commercial real estate loans), and assumed all of the deposits totaling $654.2 million, excluding certain brokered deposits and borrowings, of The Park Avenue Bank and LibertyPointe Bank, both New York State chartered banks, from the Federal Deposit Insurance Corporation (“FDIC”). The deposits from both FDIC-assisted transactions were acquired at a 0.15 percent premium. In addition, as part of the consideration for The Park Avenue Bank FDIC-assisted transaction, the Bank agreed to issue a cash-settled equity appreciation instrument to the FDIC. The valuation and settlement of the equity appreciation instrument did not significantly impact Valley’s consolidated financial statements for the year ended December 31, 2010.

In connection with both of the FDIC-assisted transactions, the Bank entered into loss-share agreements with the FDIC. Under the terms of the loss-sharing agreements, the Bank will share in the losses on assets and other real estate owned (referred to as “covered loans” and “covered OREO”, together “covered assets”). The Bank may sell the acquired loans (with or without recourse) but in such case the FDIC loss-sharing agreements will cease to be effective for any losses incurred on such loans. Additionally, any related FDIC loss-share receivable would be uncollectable and written-off upon settlement of the sale. The commercial and single family (residential) loan loss-sharing agreements with the FDIC expire in March of 2015 and 2020, respectively. The Company expects approximately 75 percent of the covered loans to mature, substantially paydown under contractual loan terms or work through our collection process on or before the expiration of the related loss-sharing agreements. See Note 4 to the consolidated financial statements for further details regarding these transactions. As of September 30, 2011, the Company had approximately $282.4 million in covered loans which comprised 2.9 percent of its total loan portfolio.

On April 28, 2011, Valley entered into a merger agreement to acquire State Bancorp, Inc. (“State Bancorp”). State Bancorp is the holding company for State Bank of Long Island, a New York commercial bank with approximately $1.6 billion in assets and 17 branches in Nassau, Suffolk, Queens, and Manhattan. State Bancorp’s focus on providing high-quality personal service to meet the needs of a diverse customer base, including small to middle market businesses, professional service firms, municipalities and consumers is much like Valley’s long-standing commitment to its communities and customers. Their 17 branch offices located mostly in Long Island and Queens will nicely complement Valley’s current New York City locations, including our 5 branches in Queens, and lay a stronger foundation for our continued expansion efforts into these attractive markets. The total consideration for the acquisition is estimated to be $222 million, resulting in an estimated $131 million of intangible assets which are dependent on the fair values of State Bancorp’s assets and liabilities and Valley’s stock price on the closing date of the merger. We have received regulatory approval from both the OCC and the FRB to complete the merger. We anticipate the closing of the merger to occur after the close of business on December 30, 2011 with an effective date of January 1, 2012, contingent upon receiving the approval of the State Bancorp shareholders, the purchase of State Bancorp’s Series A Preferred Stock from the Treasury Department and other customary closing conditions.

Executive Summary

Quarterly Results. Net income for the third quarter of 2011 was $35.4 million, or $0.21 per diluted common share, compared to $32.6 million, or $0.19 per diluted common share for the third quarter of 2010. The $2.8 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $4.2 million increase in net interest income mainly driven by a 12 basis point decline in the cost of average interest bearing liabilities and a reduction in average interest bearing liabilities due to the maturity of high cost time deposits and long-term FHLB borrowings during the first half of 2011 and higher average loan balances, (ii) an $2.9 million increase in non-interest income mainly resulting from a $3.7 million increase in net trading gains largely caused by the change in the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value, (iii) a $1.5 million decrease in the provision for credit losses largely due to a more stable credit environment as compared to one year ago, partially offset by (iv) a $6.4 million increase in non-interest expense mostly due to higher acquisition related costs, including other real estate owned (OREO) expense and professional and legal expense, and increases in salary and employee benefits expense and advertising expense. See the “Net Interest Income, Other Income, Other Expense and Allowance for Credit Losses” sections below for further analysis of the item above impacting our quarterly results.

Economic Overview and Indicators. The sluggish economy marked by slow growth and low consumer confidence continued during the third quarter of 2011 due to several factors, including, but not limited to, persistently high U.S. unemployment, the U.S. credit rating downgrade, concerns regarding a potential double-dip in home prices and the European Union’s sovereign debt crisis threatening the future health of the global markets. Moreover, fears remain that another U.S. credit downgrade could occur and further depress the financial markets if insufficient deficit cuts are found by a U.S. congressional supercommittee during the fourth quarter of 2011. Unemployment, one of the primary economic deterrents to our ability to sustain loan growth and asset quality, ranged from 8.3 percent to 8.6 percent in our primary market (including Northern Jersey and the New York City Metropolitan areas) for the third quarter of 2011, but improved slightly as compared to 8.6 percent in September 2010. Additionally, the percentage of consumers with new bankruptcies and foreclosures in New Jersey and New York remained at historically high levels as last reported during the third quarter of 2011, but were also moderately better compared to one year ago. The Federal Reserve maintained, and continues to support, a target range of zero to 0.25 percent for the federal funds rates due to current economic conditions. We believe a low-rate, high unemployment environment, which is reflective of our current operating environment, would continue to challenge our business operations and results in many ways during the remainder of 2011 and the foreseeable future, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area. Generally, market conditions have improved from one year ago, however persistent unemployment, slumping home prices, and high vacancy rates may continue to put pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
Key Economic Indicators:	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Unemployment rate:
U.S.	9.10%	9.20%	8.80%	9.40%	9.60%
New York Metro Region*	8.30%	8.60%	8.40%	8.10%	8.60%
New Jersey	9.20%	9.50%	9.30%	9.10%	9.30%
New York	8.00%	8.00%	8.00%	8.20%	8.40%

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	($ in millions)
Personal income:
New Jersey	NA	$468,369	$453,809	$445,963	$445,721
New York	NA	$981,496	$963,688	$947,246	$944,722
New consumer bankruptcies:
New Jersey	NA	0.17%	0.17%	0.18%	0.20%
New York	NA	0.12%	0.10%	0.11%	0.12%
Change in home prices:
U.S.	NA	3.60%	-4.20%	-3.60%	-1.90%
New York Metro Region*	NA	0.01%	-2.10%	-2.80%	0.80%
New consumer foreclosures:
New Jersey	NA	0.06%	0.12%	0.20%	0.17%
New York	NA	0.06%	0.07%	0.09%	0.10%
Rental vacancy rates:
New Jersey	9.50%	7.90%	6.70%	8.10%	8.20%
New York	7.40%	6.40%	5.90%	7.00%	6.30%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices,and the U.S. Census Bureau.

Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $35.1 million to $9.3 billion at September 30, 2011 from June 30, 2011. Our commercial real estate and residential mortgage loans grew by $38.3 million and $25.2 million, or 4.4 percent and 4.7 percent, respectively, on an annualized basis, during the third quarter of 2011. However, auto, construction and home equity loans continued to decline during the third quarter. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $282.4 million, or 2.9 percent of our total loans, at September 30, 2011 as compared to $308.4 million at June 30, 2011 mainly due to normal payment activity. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the current weakened economy, unemployment and the higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at September 30, 2011. Total loans past due in excess of 30 days increased 0.07 percent to 1.73 percent of our total loan portfolio of $9.6 billion as of September 30, 2011 compared to 1.66 percent of total loans at June 30, 2011 mainly due to an increase in commercial real estate loans within the 30 to 89 days past due loan category. Non-accrual loans decreased $6.1 million to $107.7 million, or 1.12 percent of total loans at September 30, 2011 as compared to $113.8 million, or 1.19 percent of total loans at June 30, 2011. The decrease was mostly due to a $4.5 million payoff of one non-accrual construction loan and the transfer to OREO of a $3.5 million commercial property collateralizing a construction loan during the third quarter. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of the economy and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at the levels reported as of September 30, 2011. See “Non-performing Assets” section below for further analysis of our credit quality.

Deposits and Other Borrowings. Total deposits decreased $86.1 million to approximately $9.6 billion at September 30, 2011 from June 30, 2011. Time deposits decreased $133.6 million during the third quarter mainly due to lower interest rates offered on our shorter term certificate of deposit products. Non-interest bearing deposits increased $51.6 million as compared to June 30, 2011 mainly due to general increases in both commercial and retail deposits. Savings, NOW and money market deposits totaled approximately $4.3 billion at September 30, 2011 and remained relatively unchanged from June 30, 2011. Short-term borrowings increased $51.5 million to $222.6 million at September 30, 2011 from June 30, 2011 due to $50 million in overnight federal funds purchased at September 30, 2011 due to normal temporary liquidity needs caused by daily cash activity.

Selected Performance Indictors. The following table presents our annualized performance ratios for the periods indicated:

	September 30,		September 30,
	2011	2010	2011	2010
Return on average assets	0.99%	0.93%	1.02%	0.88%
Return on average shareholders’ equity	10.74	10.24	11.07	9.80
Return on average tangible shareholders’ equity (“ROATE”)	14.52	13.86	14.99	13.26

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		($ in thousands)
Net income	$35,357	$32,639	$108,836	$93,012

Average shareholders’ equity	1,316,733	1,274,742	1,310,750	1,264,926
Less: Average goodwill and other intangible assets	(342,506)	(333,091)	(342,996)	(329,647)

Average tangible shareholders’ equity	$974,227	$941,651	$967,754	$935,279

Annualized ROATE	14.52%	13.86%	14.99%	13.26%

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

Net Interest Income

Net interest income on a tax equivalent basis was $123.6 million for the third quarter of 2011, a $4.6 million increase from the second quarter of 2011 and an increase of $4.4 million from the third quarter of 2010. The increase from the third quarter of 2010 was mostly attributable to lower interest expense caused by maturing high cost time deposits and FHLB borrowings, lower rates on interest bearing deposits and higher average loan balances, partially offset by lower yields on new taxable investments.

Average interest earning assets increased $205.8 million to $12.8 billion for the third quarter of 2011 compared to the third quarter of 2010 largely due to improved loan growth. Compared to the second quarter of 2011, average interest earning assets remained relatively unchanged at approximately $12.8 billion. However the mix of interest earning assets did change during the third quarter of 2011 as a $161.5 million decline in average taxable investments caused, in part, by the sale of $253.0 million in investment securities classified available for sale during the second quarter of 2011 was mostly offset by higher average non-taxable investments, federal funds sold and other interest bearing deposits, and loans. Average federal funds sold and other interest bearing deposits increased due to higher excess cash balances maintained at the Federal Reserve Bank of New York during a large portion of the third quarter of 2011 partly due to investment securities sales during the prior linked quarter. Average loans continued to increase quarter over quarter due to strong residential mortgage loan volumes, as well as growth in the commercial real estate loan portfolio mainly due to our focus on co-op and multifamily loan lending during 2011.

Average interest bearing liabilities moderately declined $7.8 million and remained at approximately $10.3 billion for the third quarter of 2011 compared with the third quarter of 2010 as decreases in short-term and long-term borrowings were mostly offset by higher deposits. Compared to the second quarter of 2011, average interest bearing liabilities decreased $53.0 million for the third quarter of 2011. Average interest bearing deposits decreased $69.7 million mainly due to the repayment of most brokered money market deposits (which were used to fund the additional purchases of taxable investment securities in the first quarter of 2011) and a decline in time deposits due to lower interest rates offered on shorter term certificate of deposit products during the period. Average short-term borrowings and long-term borrowings increased $7.8 million and $8.9 million, respectively, as compared to the linked quarter ended June 30, 2011.

Interest income, on a tax equivalent basis increased $4.3 million for the third quarter of 2011 compared to the second quarter of 2011 primarily due to a $5.2 million increase in interest income on loans, which included the effect of additional cash flows on covered loan pools totaling $3.9 million and an increase in non-covered loan prepayment fees and interest received in the payoff of a non-accrual construction loan totaling a combined $2.1 million in the third quarter of 2011. Interest income from loans also continued to benefit from commercial real estate and residential mortgage loan growth during the third quarter, partially offset by the negative impact of loan renewals at lower interest rates. Interest income from non-taxable investments also increased $1.0 million due to the municipal bond purchases totaling a combined $121.9 million for the second and third quarters of 2011. Interest income from taxable investments, on a tax equivalent basis decreased $2.1 million or 6.9 percent for the three months ended September 30, 2011 compared to the second quarter of 2011. The quarter over quarter decrease was driven by lower average taxable investments balances due to the sales of residential mortgage-backed securities during the second quarter and lower yields on new investments replacing principal paydowns on higher yielding investments.

Interest expense decreased $420 thousand for the third quarter of 2011 as compared to the second quarter of 2011 primarily due to the decline in average interest-bearing deposits and the maturity of $90 million of higher cost long-term FHLB advances during late April 2011.

The net interest margin on a tax equivalent basis was 3.86 percent for the third quarter of 2011, an increase of 15 basis points from 3.71 percent in the linked second quarter of 2011, and an 8 basis point increase from 3.78 percent for the quarter ended September 30, 2010. The yield on average interest earning assets increased by 14 basis points on a linked quarter basis mainly as a result of a higher yield on average loans due to the aforementioned increases in interest income, partially offset by both a decrease in average taxable investments and the yield on such investments. The cost of average interest bearing liabilities declined one basis point from the second quarter of 2011 mainly due to a three basis point decrease in the cost of average long-term borrowings caused, in part, by the maturity of $90 million in FHLB borrowings with a weighted average interest rate of 5.07 percent during late April 2011 and a decline in average interest-bearing deposits. Our cost of total deposits was 0.71 percent for the third quarter of 2011 compared to 0.72 percent for the three months ended June 30, 2011.

Our net interest margin experienced growth during the third quarter of 2011 primarily due to the infrequent loan income items described above. Exclusive of such items, our margin is expected to decrease to a normalized level in the fourth quarter of 2011. However, we believe our margin will continue to face potential compression into the foreseeable future due to the current low level of interest rates on most interest earning asset alternatives. We continue to tightly manage our balance sheet and our cost of funds to optimize our returns. During the third quarter of 2011, we reduced the interest rates on many of our deposit products, including time deposits, and we have yet to fully realize the benefits of these recent reductions. We believe these actions, the third quarter loan growth and other asset/liability strategies will partially temper the negative impact of the current low level of interest rates on our net interest income and margin.

The following table reflects the components of net interest income for the three months ended September 30, 2011, June 31, 2011 and September 30, 2010:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2011			June 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,642,366	$140,305	5.82%	$9,619,959	$135,085	5.62%	$9,474,723	$137,744	5.82%
Taxable investments (3)	2,537,173	28,117	4.43	2,698,706	30,193	4.48	2,610,933	30,040	4.60
Tax-exempt investments (1)(3)	464,873	4,783	4.12	372,002	3,737	4.02	433,559	4,219	3.89
Federal funds sold and other interest bearing deposits	176,900	110	0.25	137,372	88	0.26	96,341	61	0.25

Total interest earning assets	12,821,312	173,315	5.41	12,828,039	169,103	5.27	12,615,556	172,064	5.46

Allowance for loan losses	(140,280)			(142,019)			(113,115)
Cash and due from banks	388,215			361,281			276,044
Other assets	1,197,790			1,206,211			1,255,306
Unrealized gains on securities available for sale, net	16,746			21,771			16,868

Total assets	$14,283,783			$14,275,283			$14,050,659

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,395,239	$4,961	0.45%	$4,431,929	$5,082	0.46%	$4,270,386	$4,711	0.44%
Time deposits	2,782,254	12,424	1.79	2,815,223	12,616	1.79	2,761,018	13,233	1.92

Total interest bearing deposits	7,177,493	17,385	0.97	7,247,152	17,698	0.98	7,031,404	17,944	1.02
Short-term borrowings	175,636	293	0.67	167,864	276	0.66	198,938	334	0.67
Long-term borrowings (4)	2,942,015	32,026	4.35	2,933,165	32,150	4.38	3,072,556	34,574	4.50

Total interest bearing liabilities	10,295,144	49,704	1.93	10,348,181	50,124	1.94	10,302,898	52,852	2.05

Non-interest bearing deposits	2,611,057			2,554,909			2,422,976
Other liabilities	60,849			59,692			50,043
Shareholders’ equity	1,316,733			1,312,501			1,274,742

Total liabilities and shareholders’ equity	$14,283,783			$14,275,283			$14,050,659

Net interest income/interest rate spread (5)		$123,611	3.48%		$118,979	3.33%		$119,212	3.41%

Tax equivalent adjustment		(1,676)			(1,309)			(1,478)

Net interest income, as reported		$121,935			$117,670			$117,734

Net interest margin (6)			3.80%			3.67%			3.73%
Tax equivalent effect			0.06%			0.04%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.86%			3.71%			3.78%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2011 and 2010:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,574,183	$409,015	5.70%	$9,480,609	$409,537	5.76%
Taxable investments (3)	2,685,307	89,946	4.47	2,666,779	94,014	4.70
Tax-exempt investments (1)(3)	412,545	12,374	4.00	407,152	12,132	3.97
Federal funds sold and other interest bearing deposits	131,518	253	0.26	145,014	291	0.27

Total interest earning assets	12,803,553	511,588	5.33	12,699,554	515,974	5.42

Allowance for loan losses	(136,463)			(108,375)
Cash and due from banks	359,715			305,431
Other assets	1,211,521			1,218,381
Unrealized gains on securities available for sale, net	19,703			10,728

Total assets	$14,258,029			$14,125,719

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,377,244	$14,722	0.45%	$4,162,775	$14,384	0.46%
Time deposits	2,776,670	37,206	1.79	2,966,788	43,551	1.96

Total interest bearing deposits	7,153,914	51,928	0.97	7,129,563	57,935	1.08
Short-term borrowings	194,853	910	0.62	190,395	995	0.70
Long-term borrowings (4)	2,982,426	97,917	4.38	3,093,504	103,181	4.45

Total interest bearing liabilities	10,331,193	150,755	1.95	10,413,462	162,111	2.08

Non-interest bearing deposits	2,552,012			2,393,851
Other liabilities	64,074			53,480
Shareholders’ equity	1,310,750			1,264,926

Total liabilities and shareholders’ equity	$14,258,029			$14,125,719

Net interest income/interest rate spread (5)		$360,833	3.38%		$353,863	3.34%

Tax equivalent adjustment		(4,336)			(4,252)

Net interest income, as reported		$356,497			$349,611

Net interest margin (6)			3.71%			3.67%
Tax equivalent effect			0.05%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.76%			3.72%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2011 Compared with September 30, 2010			Nine Months Ended September 30, 2011 Compared with September 30, 2010
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$2,439	$122	$2,561	$4,021	$(4,543)	$(522)
Taxable investments	(835)	(1,088)	(1,923)	649	(4,717)	(4,068)
Tax-exempt investments*	314	250	564	161	81	242
Federal funds sold and other interest bearing deposits	50	(1)	49	(26)	(12)	(38)

Total increase (decrease) in interest income	1,968	(717)	1,251	4,805	(9,191)	(4,386)

Interest Expense:
Savings, NOW and money market deposits	140	110	250	728	(390)	338
Time deposits	101	(910)	(809)	(2,689)	(3,656)	(6,345)
Short-term borrowings	(39)	(2)	(41)	23	(108)	(85)
Long-term borrowings and junior subordinated debentures	(1,442)	(1,106)	(2,548)	(3,664)	(1,600)	(5,264)

Total decrease in interest expense	(1,240)	(1,908)	(3,148)	(5,602)	(5,754)	(11,356)

Total increase (decrease) in net interest income	$3,208	$1,191	$4,399	$10,407	$(3,437)	$6,970

* Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Trust and investment services	$1,769	$1,930	$5,744	$5,752
Insurance commissions	3,416	2,561	11,496	8,417
Service charges on deposit accounts	5,616	6,562	16,908	19,487
Gains on securities transactions, net	863	112	20,034	4,631
Net impairment losses on securities recognized in earnings	—	—	(825)	(4,642)
Trading gains (losses), net:
Trading securities	136	(517)	523	(862)
Junior subordinated debentures carried at fair value	640	(2,110)	2,587	(3,957)

Total trading gains (losses), net	776	(2,627)	3,110	(4,819)
Fees from loan servicing	989	1,187	3,356	3,634
Gains on sales of loans, net	2,890	1,548	8,060	5,087
Gains on sales of assets, net	179	78	382	382
Bank owned life insurance	1,989	1,697	5,575	5,008
Change in FDIC loss-share receivable	(1,577)	—	11,989	—
Other	3,293	4,280	12,696	12,544

Total non-interest income	$20,203	$17,328	$98,525	$55,481

Insurance commissions increased $855 thousand and $3.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 mainly due to additional commissions generated from our insurance subsidiary’s agency asset acquisition during December 2010. See Note 4 to the consolidated financial statements for more details.

Service charges on deposit accounts decreased $946 thousand and $2.6 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 mainly due to a decrease in non-sufficient funds charges and overdraft protection fees. The decline in these fees reflects both better account management by our customers caused, in part, by economic uncertainty and higher savings rates, and new regulatory restrictions on overdraft charges enacted during the third quarter of 2010.

Net gains on securities transactions increased $751 thousand and $15.4 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Net gains on securities transactions totaled $20.0 million for the nine months ended September 30, 2011, and were mainly due to gains on the sale of $253.0 million in residential mortgage-backed securities issued by government agencies, perpetual preferred securities issued by Freddie Mac and Fannie Mae, and U.S. Treasury securities classified as available for sale in the second quarter of 2011. We elected to sell these securities based on a total rate of return analysis for each security. Additionally, the sales of the Freddie Mac and Fannie Mae securities reduced our exposure to these government sponsored issuers, and allowed us to reinvest the net proceeds mainly in Ginnie Mae mortgage-backed securities, which are fully guaranteed by the federal government and do not require related regulatory capital to be held by the Bank.

Net impairment losses on securities decreased $3.8 million during the nine months ended September 30, 2011 as compared to the same period in 2010. During the 2011 period, we recognized $825 thousand in additional estimated credit losses on one previously impaired pooled trust preferred security as compared to the net impairment losses totaling $4.6 million during the same period in 2010 due to estimated credit losses on two previously impaired trust preferred securities and three previously impaired private label mortgage-backed securities. No credit impairment losses on securities were recognized during the third quarters of 2011 and 2010. See the “Investment Securities Portfolio” section of this MD&A and Note 7 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading gains and losses primarily represent the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio and the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value. Net trading gains increased $3.4 million to a gain of $776 thousand for the third quarter of 2011 and increased $7.9 million to a $3.1 million gain for the nine months ended September 30, 2011 as compared to the same periods in 2010 mainly due to the non-cash mark to market adjustments on our trust preferred debentures carried at fair value.

Net gains on sales of loans increased $1.3 million and $3.0 million for the three and nine months ended September 30, 2011, respectively as compared to the same period in 2010. These increases were primarily as a result of higher volumes of conforming residential loans sold into the secondary market in 2011.

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

During the three months ended September 30, 2011, we recognized a $1.6 million reduction in non-interest income attributable to changes in the FDIC loss-share receivable mostly due to the effect of better than originally expected cash flows on certain covered loan pools, partially offset by income from reimbursable expenses under the loss sharing agreements and accretion of the receivable discount recognized on the FDIC-assisted transaction dates. During the nine months ended September 30, 2011, we recognized $12.0 million in non-interest income attributable to changes in the

FDIC loss-share receivable. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below and Note 8 to the consolidated financial statements for further details.

In June 2011, the FRB approved a final debit card interchange rule that will cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis point charge per transaction to help cover fraud losses. An interim final rule that allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The final and interim final rules on the pricing and routing restrictions, commonly referred to as the “Durbin Amendment,” became effective on October 1, 2011. Other non-interest income includes debit card interchange fees of approximately $1.5 million and $4.6 million for the three and nine months ended September 30, 2011, respectively. Although debit card interchange fees vary based on our customer activity levels, we have estimated the new regulation will reduce such fees by approximately $3.0 million on an annual basis.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Salary and employee benefits expense	$45,125	$43,566	$133,359	$130,774
Net occupancy and equipment expense	15,656	15,241	48,309	47,270
FDIC insurance assessment	2,993	3,497	9,624	10,473
Amortization of other intangible assets	3,351	2,602	7,109	6,747
Professional and legal fees	3,666	2,460	10,459	7,192
Advertising	2,185	826	6,370	2,849
Other	12,326	10,755	36,981	31,969

Total non-interest expense	$85,302	$78,947	$252,211	$237,274

Salary and employee benefits expense increased $1.6 million and $2.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 mainly due to normal annual increases in salary expense, higher major medical expense, and an increase in stock-based compensation expense mostly related to accelerated expensing of stock awards to retirement eligible employees.

Net occupancy and equipment expense increased $1.0 million for the nine months ended September 30, 2011 as compared to the same period in 2010 mainly due to higher seasonal maintenance and building repairs during the first quarter of 2011, partially offset by the expense reductions related to the closure of five of seven branches acquired in FDIC-assisted transactions in the second quarter of 2010. The customer service for the closed branches was transferred to existing Valley branches within very close proximity of each location.

Amortization of other intangible assets increased $749 thousand for the third quarter of 2011 as compared to the same quarter of 2010, mainly due to the recognition of a $1.6 million impairment charge net of recoveries on certain loan servicing rights during the third quarter of 2011 as compared to a $810 thousand charge during the same period in 2010.

Professional and legal fees increased $1.2 million and $3.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. These increases were primarily due to increases in legal expenses related to assets acquired in the two FDIC-assisted transactions in March 2010, as well as expenses related to our pending acquisition of State Bancorp, Inc. and other general corporate matters.

Advertising expense increased $1.4 million and $3.5 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 mainly due to an increase in promotional campaigns, including television and radio. We expect advertising expense to remain elevated in the future periods as we continue to promote our lending operations, and specifically our one price residential mortgage refinance programs in New Jersey and New York.

Other non-interest expense increased $1.6 million for the three months ended September 30, 2011, as compared to the same quarter in 2010 due to increases in other real estate owned (“OREO”) and other expenses related to assets acquired in the two FDIC-assisted transactions. During the nine months ended September 30, 2011, other non-interest expense increased $5.0 million primarily due to a $1.8 million increase in other OREO expenses caused by additional expenses related to the FDIC-assisted transactions, a $479 thousand write down of a repossessed aircraft, as well as a $838 thousand write down of an OREO commercial property in the second quarter of 2011.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 60.01 percent and 55.43 percent for the three and nine months ended September 30, 2011, respectively compared to 58.45 percent and 58.57 percent for the same periods in 2010. The higher efficiency ratio in the third quarter of 2011 was mainly caused by higher non-interest expense, partially offset by an increase in both net interest income and non-interest income as compared to the third quarter in 2010. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $13.7 million for the three months ended September 30, 2011, reflecting an effective tax rate of 27.9 percent, compared with $14.2 million for the third quarter of 2010, reflecting an effective tax rate of 30.3 percent. The effective tax rate decreased by 2.4 percent to 27.9 percent for the third quarter of 2011 largely due to our increased and planned investment in additional tax credits during 2011.

Income tax expense was $56.0 million for the nine months ended September 30, 2011, reflecting an effective tax rate of 34.0 percent, compared with $40.4 million for the same period of 2010, reflecting an effective tax rate of 30.3 percent. The effective tax rate increased by 3.7 percent to 34.0 percent for the nine months ended September 30, 2011, largely due to a one-time tax provision of $8.5 million related to a change in state tax case law during the second quarter of 2011, partially offset by our increased and planned investment in additional tax credits during 2011.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the fourth quarter of 2011, we anticipate that our effective tax rate will approximate 29 percent.

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

The following tables present business segments financial data for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,422,210	$6,220,156	$3,178,946	$—	$12,821,312
Income (loss) before income taxes	10,971	31,315	10,437	(3,670)	$49,053
Annualized return on average interest earning assets (before tax)	1.28%	2.01%	1.31%	N/A	1.53%

	Three Months Ended September 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,287,499	$6,187,224	$3,140,833	$—	$12,615,556
Income (loss) before income taxes	12,727	30,277	13,862	(10,059)	46,807
Annualized return on average interest earning assets (before tax)	1.55%	1.96%	1.77%	N/A	1.48%

Consumer Lending

The consumer lending segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans. Residential mortgage loans, including $15.0 million of covered loans, totaled $2.2 billion and represented 22.8 percent of the total loan portfolio at September 30, 2011. Other consumer loans, including $6.0 million of covered loans, totaled $1.4 billion and represented 14.5 percent of the total loan portfolio at September 30, 2011. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average interest earning assets for the three months ended September 30, 2011 increased $134.7 million, as compared to the third quarter of 2010 due to the success of our refinanced residential loan program, partially offset by continued declines in our automobile loans and home equity loans. Our non-covered residential mortgage loans have grown over four consecutive quarters since September 30, 2010, despite a significant amount of our new and refinanced loan originations sold in the secondary market during the same period.

Income before income taxes during the three months ended September 30, 2011 decreased $1.8 million to $11.0 million as compared to the same quarter in 2010. The decrease was mainly caused by a decline of $3.2 million in non-interest income and an increase of $1.3 million in the internal transfer expense, partially offset by a decrease of $2.9 million in the provision for loan losses compared to the same quarter in 2010. The decrease in provision was due, in part, to lower levels of actual and expected loan losses within the automobile loan portfolio as the used car markets have strengthened over the last several quarters.

The net interest margin decreased 23 basis points to 3.61 percent for the third quarter of 2011 as compared to the same period in 2010 mainly due to a 35 basis point decline in interest yield caused by the historically low level of market interest rates, partially offset by a 12 basis point decrease in the costs associated with our funding sources. During the third quarter of 2011, our cost of funds was positively impacted by the maturity of higher cost FHLB borrowings during the first and second quarters of 2011 and slightly lower rates offered on most deposits in the third quarter of 2011. The funding from the FHLB borrowings was mostly replaced with lower cost retail and brokered certificates of deposits.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $80.7 million of covered loans, totaled approximately $1.9 billion and represented 20.0 percent of the total loan portfolio at September 30, 2011. Commercial real estate loans, including $180.7 million of covered loans, totaled $4.1 billion and represented 42.7 percent of the total loan portfolio at September 30, 2011.

For the three months ended September 30, 2011, income before income taxes increased $1.0 million compared with the same quarter in 2010 primarily due to an $8.1 million increase in net interest income mostly offset by a decline in non-interest income and increases in the provision for loan losses, non-interest expense, and internal transfer expense. Net interest income increased due to higher yields on average balances, which increased $32.9 million due to continued loan growth as compared to the same quarter of 2010 and better performance in our covered loan pools, coupled with a lower cost of funds. The provision for loan losses increased $1.4 million to $6.3 million for the third quarter of 2011 as compared to the same quarter in 2010 mainly due to higher delinquencies, and an increase in specific reserves on impaired loans. Non-interest income decreased $2.6 million during the quarter ended September 30, 2011 as compared to the same quarter in 2010 mainly as a result of the reduction in our FDIC loss-share receivable reflecting the effect of better than originally expected cash flows on certain covered loan pools.

The net interest margin increased 49 basis points to 4.87 percent during the third quarter of 2011 mainly due to a 37 basis point increase in the yield on average loans and a 12 basis point decrease in the cost of our funding sources as compared to the same quarter in 2010.

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

The fixed rate investments are one of Valley’s assets that are least sensitive assets to changes in market interest rates. However, as we continue to shift the composition of the investment portfolio to shorter-duration securities, the sensitivity to market interest rates will increase. Net gains and losses on the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

For the three months ended September 30, 2011, income before income taxes decreased $3.4 million to $10.4 million as compared to $13.9 million for the same quarter one year ago mainly due to a $3.0 million decrease in the net interest income resulting from lower market yields on new investment securities, including our increased holdings of residential mortgage-backed securities issued by Ginnie Mae over the last twelve months, replacing normal principal paydowns and sales proceeds from higher yielding securities. The decrease in interest income was partially offset by a $5.5 million, or 12 basis point decrease in costs associated with our funding sources.

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

The loss before income taxes for the corporate segment decreased $6.4 million to a $3.7 million loss for the three months ended September 30, 2011 from a $10.1 million pre-tax loss for the same quarter in 2010. This decrease in the pre-tax loss was due to an increase in non-interest income of $8.3 million, partially caused by an increase in net trading gains related to the effect of the mark to market valuation of our junior subordinated debentures carried at fair value. In addition, internal transfer income increased $3.5 million as compared to the same quarter in 2010. The positive impact of these items was partially offset by a $5.3 million increase in non-interest expense during the third quarter of 2011.

The following tables present business segments financial data for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,370,521	$6,203,662	$3,229,370	$—	$12,803,553
Income before income taxes	39,271	85,102	33,638	6,829	164,840
Annualized return on average interest earning assets (before tax)	1.55%	1.83%	1.39%	N/A	1.72%

	Nine Months Ended September 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,331,912	$6,148,697	$3,218,945	$—	$12,699,554
Income (loss) before income taxes	43,706	74,975	41,197	(26,417)	133,461
Annualized return on average interest earning assets (before tax)	1.75%	1.63%	1.71%	N/A	1.40%

Consumer Lending

Average interest earning assets for the nine months ended September 30, 2011 increased $38.6 million, as compared to the same period in 2010 mainly due to the aforementioned growth in our residential mortgage loans. This increase was partially offset by lower automobile and home equity loan balances, which continue to reflect the high level of loan repayments as compared to new automobile and home equity loan originations.

Income before income taxes during the nine months ended September 30, 2011 decreased $4.4 million to $39.3 million as compared to the same period in 2010. The increase was mainly caused by a $4.0 million decline in net interest income, as the negative impact of the lower yields on loans was only partially offset by an increase in the average loans and a decrease in our cost of funds. Additionally, non-interest expense and the internal transfer expense increased $3.9 million and $1.9 million, respectively, as compared to the same period in 2010. The negative impact of these items was partially offset by a $6.5 million decline in the provision for loan losses as compared to the nine months ended September 30, 2010 due, in part, to lower levels of loan charge-offs in the automobile loan portfolio.

The net interest margin decreased 33 basis points to 3.69 percent as a result of a 46 basis point decrease in interest yield due to the sustained low level of market interest rates, partially offset by a 13 basis point decrease in cost associated with our funding sources. The decrease in our cost of funds was mainly due to the maturities of our higher cost long-term borrowings in the first half of 2011 and lower interest rates on deposits.

Commercial Lending

Average interest earning assets for the nine months ended September 30, 2011 increased $55.0 million as compared to the same period in 2010. This increase mainly reflects higher commercial real estate loan volumes due to our increased emphasis on co-op and multifamily loan lending in our markets, as well as a moderate increase in loan demand from new and existing commercial customers as compared to the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, income before income taxes increased $10.1 million to $85.1 million compared with the same period one year ago primarily due to increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses and non-interest expense. Higher average loan balances, increased yields on loans (including accretion on certain covered loan pools performing better than originally expected at acquisition), and a lower cost of funds all contributed to a $17.8 million increase in net interest income as compared to the 2010 period. The provision for loan losses increased $10.1 million during the first nine months of 2011 mainly due to an increase in the provision for losses on covered loans caused by the aforementioned additional estimated credit losses on certain covered loan pools. Non-interest income increased $9.6 million during the nine months ended September 30, 2011 to $15.3 million as compared to $5.7 million for the same period in 2010. This increase was driven by an increase in our FDIC loss-share receivable principally due to additional estimated credit losses on certain covered loan pools.

The net interest margin increased 28 basis points to 4.59 percent during the nine months ended September 30, 2011 mainly as a result of a 15 basis point increase in the yield on average loans and a 13 basis point decrease in the cost of our funding sources as compared to the same period in 2010.

Investment Management

Average investments increased $10.4 million during the nine months ended September 30, 2011 as compared to the same period one year ago, primarily due to a high level of excess liquidity available for investment in 2011 resulting from slow overall loan growth.

For the nine months ended September 30, 2011, income before income taxes decreased $7.6 million to $33.6 million compared to $41.2 million for the same period of 2010 primarily due to a $6.8 million decline in net interest income coupled with a $1.3 million increase in the internal transfer expense, partially offset by a $567 thousand increase in non-interest income.

The net interest margin decreased 4 basis points to 2.80 percent during the nine months ended September 30, 2011 as compared to the same period one year ago as a result of a 17 basis point decrease in the yield on investments, partially offset by a 13 basis point decrease in the cost associated with our funding sources. The segment’s net interest margin was negatively impacted by normal principal paydowns and sales of certain higher yielding securities mostly replaced with securities yielding lower current market interest rates.

Corporate Segment

The income before income taxes for the corporate segment increased $33.2 million to $6.8 million for the nine months ended September 30, 2011 from a $26.4 million pre-tax net loss for the same period one year ago. The increase was driven by a $34.1 million increase in non-interest income, coupled with a $5.1 million increase in the internal transfer income, partially offset by a $5.8 million increase in non-interest expense as compared to the same period in 2010. The increase in non-interest income increased during the first nine months of 2011 mainly due to increases in net gains on securities transactions and net trading gains.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2011. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2011. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2011. Although the size of Valley’s balance sheet is forecasted to remain constant as of September 30, 2011 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the third quarter of 2011. The model utilizes an immediate parallel shift in the market interest rates at September 30, 2011.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$5,528	1.24%
+100	929	0.21
-100	(1,173)	(0.26)

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

Convexity is a measure of how the duration of a financial instrument changes as market interest rates change. Potential movements in the convexity of bonds held in our investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact on our net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on our net interest income.

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, we believe that a 100 basis point decrease in interest rates as of September 30, 2011 is unlikely given current interest rate levels. A 100 basis point immediate increase in interest rates is projected to moderately increase net interest income over the next twelve months by 0.21 percent. The lack of balance sheet sensitivity to such a move in interest rates, is due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis points immediate increase scenario in our simulation. Additional information regarding our use of these prime rates can be found under the “Net Interest Income” section included in Part II Item 7 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2010. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Our interest rate caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates. Our interest rate swaps designated as cash flow hedging relationships, are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate. We have cash flow hedge interest rate caps with a $300 million notional value, that are forwarding in October 2011 and July 2012, which protect us from upward increases in interest rates on certain deposits and short-term borrowings. During the third quarter of 2011, two of the cash flow hedge interest rate swaps with a notional amount of $200 million began to pay fixed and receive floating rates. The floating rate leg of the transaction is indexed to the U.S. prime rate as reported by The Wall Street Journal. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the current low level of interest rates, the strike rate of these instruments, and the forward 2012 effective date applicable to some of the swaps, the cash flow hedge interest rate caps and swaps are expected to have little immediate impact on our net interest income should market interest rates begin to rise during the fourth quarter of 2011. See Note 14 to the consolidated financial statements for additional information concerning our derivative transactions.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at September 30, 2011.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity maturing within one year, investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold. The residential mortgage-backed securities portfolio is a significant source of our liquidity through the monthly cash flow of principal and interest. The liquid assets totaled approximately $1.4 billion and $1.7 billion as of September 30, 2011 and December 31, 2010, respectively, representing 11.0 percent and 13.5 percent of earning assets at September 30, 2011 and December 31, 2010, respectively. Of the $1.4 billion of liquid assets at September 30, 2011, approximately $459 million of various investment securities were pledged to counterparties to support our earning asset funding strategies.

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

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.6 billion for the quarter ended September 30, 2011 and $8.3 billion for the year ended December 31, 2010, representing 67.0 percent and 65.8 percent of average earning assets for the same periods in 2011 and 2010, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2011, our borrowing capacity under the Fed’s discount window was approximately $912 million as compared to $948 million at December 31, 2010.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as federal funds purchased, securities sold under agreements to repurchase (“repos”), and treasury tax and loan accounts. Our short-term borrowings increased $30.3 million to $222.6 million at September 30, 2011 as compared to $192.3 million at December 31, 2010 as a result of a $50 million increase in overnight federal funds purchased, partially offset by decreases in short-term customer repo balances and treasury tax and loan accounts totaling $16.3 million and $3.4 million, respectively. At September 30, 2011, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of September 30, 2011, we had approximately $2.1 billion, $770.1 million, and $21.4 million in held to maturity, available for sale and trading securities, respectively. At September 30, 2011, our investment portfolio was comprised of U.S Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 17 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (“bank issuers”) (including 3 pooled securities), corporate bonds (most of which were purchased prior to the financial crisis in 2008 and 2009) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by U.S. government sponsored agencies, including Fannie Mae and Freddie Mac, and Ginnie Mae.

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

Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than temporary impairment on our investment securities in future periods.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2011.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity
Investment grades:*
AAA Rated	$1,424,488	$63,645	$(81)	$1,488,052
AA Rated	163,064	8,111	(3)	171,172
A Rated	81,152	1,637	(906)	81,883
BBB Rated	137,218	6,619	(7,867)	135,970
Non-investment grade	9,487	—	(1,717)	7,770
Not rated	269,037	403	(53,725)	215,715

Total investment securities held to maturity	$2,084,446	$80,415	$(64,299)	$2,100,562

Available for sale
Investment grades:*
AAA Rated	$511,394	$25,510	$—	$536,904
AA Rated	13,005	1,290	—	14,295
A Rated	53,576	1,491	(9,334)	45,733
BBB Rated	73,540	531	(8,522)	65,549
Non-investment grade	84,706	2,353	(5,412)	81,647
Not rated	25,462	606	(54)	26,014

Total investment securities available for sale	$761,683	$31,781	$(23,322)	$770,142

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range.
For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $269.0 million in investments not rated by the rating agencies with aggregate unrealized losses of $53.7 million at September 30, 2011. The unrealized losses for this category relate mainly to 7 single-issuer bank trust preferred securities, of which $39.4 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of September 30, 2011 (see the “Held to Maturity” section of Note 7 to the consolidated financial statements for further information regarding our analysis of this bank issuer). Based on this information and other factors, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their contractual terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

Although all but one of these financial institutions were current in their debt service payments at September 30, 2011, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. Over the past several years, many banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal. A FDIC receivership for any single-issuer would result in a significant loss. See Note 7 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $84.7 million and $81.7 million, respectively, at September 30, 2011. The $5.4 million in unrealized losses for this category mainly relate to 5 trust preferred securities, including 2 pooled trust preferred securities and 5 private mortgage-backed securities. We have found three of the five private mortgage-backed securities to be temporarily impaired during 2009 and 2010. During the nine months ended September 30, 2011, we recorded additional credit impairment charges on one of the pooled trust preferred securities as discussed further in the “Other-than-temporarily impaired securities” section below and Note 7 to the consolidated financial statements.

Other-Than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley.

There were no impairment losses on securities recognized in earnings during the third quarters of 2011 and 2010. For the nine months ended September 30, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. For the nine months ended September 30, 2010, Valley recognized net impairment charges totaling $4.6 million related to five individual private label mortgage-backed securities and two previously impaired pooled trust preferred securities. See Note 7 to the consolidated financial statements for further details.

Loan Portfolio

Over 64 percent of Valley’s total loan portfolio consists of non-covered commercial real estate, including construction loans, and residential mortgage loans at September 30, 2011. Of the remaining 36 percent, approximately 33 percent consists of different categories of non-covered loans and approximately 3 percent consists of loans covered by the FDIC loss-sharing agreements. Valley has no internally planned changes that will significantly impact the current composition of our loan portfolio by loan type. However, many external factors outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and discussed in this MD&A may impact our ability to maintain the current composition of our loan portfolio.

The following table presents the loan portfolio segments by state as an approximate percentage of total each applicable segment and our percentage of total loans by state at September 30, 2011.

	September 30, 2011
	Percentage of Loan Portfilo Segment:
	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	% of Total Loans
New Jersey	50%	65%	81%	66%	65%
New York	33	30	10	17	24
Pennsylvania	2	1	4	12	3
Florida	2	1	2	1	1
Other*	13	4	3	3	6

Total	100%	100%	100%	100%	100%

*	Includes states with less than 1 percent of loans in each loan portfolio segment, except for, California which represented approximately 2 percent of commercial and industrial loan portfolio as of September 30, 2011.

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	($ in thousands)
Non-covered loans
Commercial and industrial	$1,833,211	$1,825,782	$1,859,626	$1,825,066	$1,824,014
Commercial real estate:
Commercial real estate	3,524,891	3,486,597	3,457,768	3,378,252	3,406,089
Construction	401,166	413,951	418,304	428,232	440,929

Total commercial real estate	3,926,057	3,900,548	3,876,072	3,806,484	3,847,018

Residential mortgage	2,172,601	2,147,362	2,047,898	1,925,430	1,890,439
Consumer:
Home equity	477,517	484,812	492,328	512,745	531,168
Automobile	785,443	807,489	827,485	850,801	877,298
Other consumer	122,862	116,606	106,184	88,614	84,724

Total consumer loans	1,385,822	1,408,907	1,425,997	1,452,160	1,493,190

Total non-covered loans	9,317,691	9,282,599	9,209,593	9,009,140	9,054,661

Covered loans (1)	282,396	308,424	336,576	356,655	377,036

Total loans (2)	$9,600,087	$9,591,023	$9,546,169	$9,365,795	$9,431,697

As a percent of total loans:
Commercial and industrial	19.2%	19.0%	19.5%	19.5%	19.4%
Commercial real estate	40.9	40.7	40.6	40.6	40.8
Residential mortgage	22.6	22.4	21.5	20.6	20.0
Consumer loans	14.4	14.7	14.9	15.5	15.8
Covered loans	2.9	3.2	3.5	3.8	4.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $7.9 million, $7.7 million, $7.3 million, $9.3 million, and $9.0 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $35.1 million to $9.3 billion at September 30, 2011 from June 30, 2011 and increased $308.6 million from December 31, 2010. The linked quarter increase was mainly comprised of increases in commercial real estate, residential mortgage, and commercial and industrial loans of $38.3 million, $25.2 million, and $7.4 million, respectively, partially offset by decreases of $22.0 million and $12.8 million in automobile and construction loans, respectively.

Commercial and industrial loans totaled approximately $1.8 billion at September 30, 2011 and remained relatively unchanged from June 30, 2011. The lack of commercial loan growth is mainly due to many of our stronger borrowers using their liquidity to prepay loans rather than earn nominal interest on their excess funds in the current low interest rate environment. These prepayments mitigated a large portion of increased line of credit usage by our existing New York based customers and a slight increase in new loan demand in our New Jersey markets during the third quarter of 2011. Although we see pockets of loan growth opportunities in our primary markets, the low interest rate environment coupled with strong competition for quality credits may continue to challenge the level of our organic commercial loan growth into the foreseeable future.

Total commercial real estate loans, including construction loans, increased $25.5 million from June 30, 2011 to $3.9 billion at September 30, 2011. The increase during the third quarter of 2011 was mostly due to our increased emphasis on co-op and multifamily loan lending in our primary markets during the first nine months of 2011, as well as a slight increase in new commercial real estate loan demand mainly from our current borrowers. However, construction loans continue to paydown, as loan demand has remained tepid due to the current state of the U.S. economy and slumping new housing markets.

Residential mortgage loans totaled approximately $2.2 billion at September 30, 2011 and continued to increase during the third quarter due to the success of our $499 refinance program, including our television and radio ad campaigns during the nine months of 2011, and the current low level of market interest rates. We originated over $225 million and $775 million in new and refinanced residential mortgage loans during the three and nine months ended September 30, 2011, respectively. We continued to retain a large portion of our residential mortgage loan originations (55 percent in third quarter of 2011 and 66 percent for the nine months ended September 30, 2011) and hold them for investment purposes rather than sell the loans in the secondary market. Our decision to retain certain mortgage originations is based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Consumer loans declined $23.1 million from June 30, 2011 to approximately $1.4 billion at September 30, 2011 mainly due to a continued decline in automobile loans. The decrease in auto loans is attributable to several factors, including our high credit standards, acceptable loan to collateral value levels, and persistently high unemployment levels. Additionally, in an attempt to build market share, some large competitors have continued to offer rates and terms that we have elected not to match. These factors may continue to constrain the levels of our auto loan originations during the fourth quarter of 2011 and the foreseeable future.

Despite the overall loan growth in the third quarter of 2011, we may experience declines in many of our loan categories during the fourth quarter of 2011 and beyond due to the sluggish economy, increases in market interest rates (particularly on residential mortgage loans), high unemployment, increased competition for new and existing borrowers, or a change in asset/liability management strategy.

Covered Loans

Loans for which the Bank will share losses with the FDIC are referred to as “covered loans,” and consist of loans acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans and totaled $282.4 million at September 30, 2011 as compared to $356.7 million at December 31, 2010. Under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the covered loans were aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

For loan pools accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represents the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the carrying value of the covered loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of covered loans and could change the amount of interest income, and possibly principal, expected to be collected.

At both acquisition and subsequent quarterly reporting dates Valley uses a third party service provider to assist with determining the contractual and estimated cash flows. Valley provides the third party with updated loan-level information derived from Valley’s main operating system, contractually required loan payments and expected cash flows for each loan pool individually reviewed by Valley. Using this information, the third party provider determines both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows is subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield received back from the third party are reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.

Similar to contractual cash flows, we reevaluate expected cash flows on a quarterly basis. Unlike contractual cash flows which are determined based on known factors, significant management assumptions are necessary in forecasting the estimated cash flows. We attempt to ensure the forecasted expectations are reasonable based on the information currently available; however, due to the uncertainties inherent in the use of estimates, actual cash flow results may differ from our forecast and the differences may be significant. To mitigate such differences, we carefully prepare and review the assumptions utilized in forecasting estimated cash flows.

At the time of acquisition, the estimated cash flows on our covered loans were derived based on observable market information, as well as Valley’s own specific assumptions regarding each loan. Valley performed credit due diligence on approximately 75 percent of the loans acquired in our FDIC-assisted transactions. In addition, Valley engaged a third party to perform credit valuations and expected cash flow forecasts on the acquired loans. The initial expected cash flows for loans accounted for under ASC Subtopic 310-30 were prepared on a loan-level basis utilizing the assumptions developed by Valley in conjunction with the third party. In accordance with ASC Subtopic 310-30, the individual loan-level cash flow assumptions were then aggregated on the basis of pools of loans with similar risk characteristics. Thereafter, on a quarterly basis, Valley analyzes the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. In reforecasting future estimated cash flow, Valley will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which Valley does not reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

The following table summarizes the changes in the carrying amount of covered loans, net of the allowance for losses on covered loans, and accretable yield on those loans for the year ended December 31, 2010 and the nine months ended September 30, 2011.

	Covered Loans
	Carrying Amount, Net	Accretable Yield
	(in thousands)
Balance at January 1, 2010	$—	$—
Addition from FDIC-assisted transactions	412,331	69,659
Accretion	20,547	(20,547)
Payments received	(69,929)	—
Net increase in expected cash flows	—	51,940
Transfers to other real estate owned	(6,294)	—
Provision for losses on covered loans	(6,378)	—

Balance at December 31, 2010	350,277	101,052
Accretion	28,640	(28,640)
Payments received	(89,894)	—
Net increase in expected cash flows	—	16,983
Transfers to other real estate owned	(1,120)	—
Provision for losses on covered loans	(18,094)	—

Balance at September 30, 2011	$269,809	$89,395

During the nine months ended September 30, 2011, certain pools of covered loans experienced decreases in their expected cash flows based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. Accordingly, we recorded an $18.1 million provision for losses on covered loans as a component of our provision of credit losses in the consolidated statement of income. The provision for losses on covered loans was partially offset by a $16.9 million increase in our FDIC loss-share receivable for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements (see table in the next section below). This increase in FDIC loss-share receivable was recorded as a component of non-interest income for the nine months ended September 30, 2011.

Although we recognized credit impairment for certain pools, on an aggregate basis the acquired pools of covered loans are performing better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. Decrease in the FDIC loss-share receivable due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the three and nine months ended September 30, 2011, the prospective adjustments for FDIC loss-share receivable amounted to $2.9 million and $8.2 million, respectively.

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” on our statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition dates for the two FDIC-assisted transactions, we recorded an aggregate FDIC loss-share receivable of $108.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. The FDIC loss-share receivable is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates, accretion of the acquisition date present value discount, and other reimbursable expenses covered by the FDIC loss-sharing agreements will result in an increase in the FDIC loss-share receivable and the immediate recognition of non-interest income in our financial statements, together with an increase in the non-accretable difference. A decrease in expected losses would generally result in a corresponding decline in the FDIC loss-share receivable and the non-accretable difference. Reductions in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC.

The following table presents changes in the FDIC loss-share receivable for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
(in thousands)
Balance, beginning of the period	$89,359
Discount accretion of the present value at the acquisition dates*	437
Prospective adjustment for additional cash flows*	(8,167)
Increase due to impairment on covered loans*	16,932
Other reimbursable expenses*	2,787
Reimbursements from the FDIC	(22,746)

Balance, end of the period	$78,602

*	Valley recognized approximately $12.0 million in non-interest income for the nine months ended September 30, 2011 related to these items.

During the nine months ended September 30, 2011, there was a $10.8 million net decrease in the FDIC loss-share receivable related to (i) $22.7 million decrease related to the quarterly receipts of our claims under the loss-sharing agreements and (ii) $8.2 million for the prospective recognition of the effect on the loss-share receivable attributable to an accretable yield adjustment for increased cash flows from certain loan pools in excess of originally forecasted cash flows, which are also recognized on a prospective basis. These decreases in the FDIC loss-share receivable were partially offset by (i) $17.7 million of the additional credit impairment on certain covered loan pools recognized during the first quarter less a $748 thousand reduction in the credit impairment estimate during the second quarter of 2011; (ii) $437 thousand increase related to the accretion of the discount resulting from the present value of the receivable at the acquisition dates, and (iii) $2.8 million increase for other reimbursable expenses from the FDIC.

During the third quarter of 2011 we recognized a $1.6 million reduction in noninterest income due to a decrease in our FDIC loss-share receivable primarily caused by a $2.9 million adjustment for increased cash flows from certain covered loan pools in excess of originally forecasted cash flows, which are recognized on a prospective basis over the life of the loan pools.

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

Our historical and current loan underwriting practice prohibits the origination of payment option ARMs which allow for negative interest amortization and subprime loans. At September 30, 2011, our residential loan portfolio included approximately $23 million of loans that could be identified by us as non-conforming loans commonly referred to as either “alt-A,” “stated income,” or “no doc” loans. These loans were mostly originated prior to 2008 and had a weighted average loan-to-value ratio of 70 percent at the date of origination. Virtually all of our loan originations in recent years have conformed to rules requiring documentation of income, assets sufficient to close the transactions and debt to income ratios that support the borrower’s ability to repay under the loan’s proposed terms and conditions. These rules are applied to all loans originated for retention in our portfolio or for sale in the secondary market.

Loan documentation. Loans are well documented in accordance with specific and detailed underwriting policies and verification procedures. General underwriting guidance is consistent across all loan types with variations in procedures and due diligence is dictated by the specifics of each loan request. Due diligence standards require acquisition and verification of sufficient financial information to determine a borrower’s or guarantor’s credit worthiness, capital support, capacity to repay, collateral support, and character. Credit worthiness is generally verified using personal or business credit reports from independent credit reporting agencies. Capital support is determined by acquisition of independent verifications of deposits, investments or other assets. Capacity to repay the loan is based on verifiable liquidity and earnings capacity as shown on financial statements and/or tax returns, banking activity levels, operating statements, rent rolls or independent verification of employment. Finally, collateral valuation is determined via appraisals from independent, bank-approved, certified or licensed property appraisers or readily available market resources.

Types of collateral. Loan collateral, when required, may consist of any one or a combination of the following asset types depending upon the loan type and intended purpose: commercial or residential real estate; general business assets including working assets such as accounts receivable, inventory, or fixed assets such as equipment or rolling stock; marketable securities or other forms of liquid assets such as bank deposits or cash surrender value of life insurance; automobiles; or other assets wherein adequate protective value can be established and/or verified by reliable outside independent appraisers. In addition to these types of collateral, Valley, in many cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk of certain commercial and industrial loans and commercial real estate loans.

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

All refinanced residential mortgage loans require new appraisals for loans held in our loan portfolio and loans originated for sale. Additionally, all loan types are assessed for full or partial charge-off when they are between 90 and 120 days past due based upon their estimated net realizable value.

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

Loans Originated by Third Parties

From time to time, the Bank purchases residential mortgage and automobile loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Purchased residential mortgage loans and automobile loans

(excluding covered loans purchased from the FDIC in March 2010) totaled approximately $257.4 million and $76.5 million, respectively, at September 30, 2011 representing 11.9 percent and 9.7 percent of our total residential mortgage and automobile loan portfolios, respectively. Of the $257.4 million in purchased residential mortgage loans, $194.1million were originated by board-approved independent mortgage bankers. The underwriting documentation for such loans is carefully reviewed on an individual loan-by-loan basis by Valley prior to purchase to ensure each loan meets Valley’s normal credit underwriting standards. All of the purchased automobile loans are also selected using Valley’s normal underwriting criteria at the time of purchase. At September 30, 2011, the independent mortgage banker originated mortgage loans had loans past due 30 days or more totaling 2.3 percent of these loans as compared to 2.1 percent for our total residential mortgage portfolio, including all delinquencies. Overall, the purchased residential mortgage and automobile portfolios had loans past due 30 days or more totaling 5.3 percent and 0.4 percent of the total loans within each respective portfolio at September 30, 2011.

Non-performing Assets

Non-performing assets (not including covered loans) include non-accrual loans, OREO, and other repossessed assets which consist of automobiles, as well as one aircraft at September 30, 2011. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is well collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. See Note 8 to the consolidated financial statements for details about our impaired and non-accrual loan accounting policies. Given the persistently weak economy, and relative to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio at September 30, 2011 even though it has moderately increased since March 31, 2011 and as compared to the prior periods in 2010 as shown in the table below.

The following table sets forth by loan category, accruing past due and non-performing assets on non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	($ in thousands)
Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$9,866	$10,915	$11,007	$13,852	$9,917
Commercial real estate	22,220	7,710	14,025	14,563	7,281
Construction	—	1,710	11,860	2,804	3,750
Residential mortgage	12,556	13,819	12,373	12,682	13,426
Consumer	9,456	8,661	9,565	14,638	15,937

Total 30 to 89 days past due	54,098	42,815	58,830	58,539	50,311

90 or more days past due:
Commercial and industrial	164	12	12	12	722
Commercial real estate	268	1,682	—	—	1,424
Construction	2,216	—	—	196	—
Residential mortgage	721	687	1,201	1,556	1,297
Consumer	483	319	575	723	924

Total 90 or more days past due	3,852	2,700	1,788	2,487	4,367

Total accruing past due loans	$57,950	$45,515	$60,618	$61,026	$54,678

Non-accrual loans:(1)
Commercial and industrial	$16,737	$15,882	$16,476	$13,721	$16,967
Commercial real estate	41,453	43,041	31,759	32,981	29,833
Construction	14,449	22,004	21,402	27,312	29,535
Residential mortgage	31,401	29,815	28,923	28,494	27,198
Consumer	3,645	3,009	2,730	2,547	2,069

Total non-accrual loans	107,685	113,751	101,290	105,055	105,602

Other real estate owned (“OREO”) (2)	14,091	10,797	10,904	10,498	4,698
Other repossessed assets	822	929	960	1,707	1,849

Total non-performing assets (“NPAs”)	$122,598	$125,477	$113,154	$117,260	$112,149

Performing troubled debt restructured loans	$103,690	$101,444	$91,673	$89,696	$48,229
Total non-accrual loans as a % of loans	1.12%	1.19%	1.06%	1.12%	1.12%
Total NPAs as a % of loans and NPAs	1.26	1.29	1.17	1.24	1.18
Total accruing past due and non-accrual loans as a % of loans	1.73	1.66	1.70	1.77	1.70
Allowance for losses on non-covered loans as a %of non-accrual loans	114.01	105.41	118.18	112.63	107.75

(1)	Past due loans and non-accrual loans exclude loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pool basis.
(2)	This table excludes OREO that is related to the LibertyPointe Bank and The Park Avenue Bank FDIC assisted transactions. OREO related to the FDIC-assisted transactions, which totaled $6.2 million at September 30, 2011, $6.7 million at June 30, 2011 and March 31, 2011; and $7.8 million and $12.5 million at December 31, 2010 and September 30, 2010, respectively, is subject to the loss-sharing agreements with the FDIC.

Total NPAs decreased $2.9 million from June 30, 2011 to $122.6 million at September 30, 2011, mostly due to a $4.5 million payoff of one non-accrual construction loan during the third quarter, partially offset by moderate increases in non-accrual commercial and industrial, residential mortgage, and consumer loans.

Loans past due 30 to 89 days increased $11.3 million to $54.1 million at September 30, 2011 compared to $42.8 million at June 30, 2011 primarily due to the inclusion of two potential problem loans totaling $12.6 million within the commercial real estate portfolio. Potential problem loans are performing loans about which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in a loan becoming non-performing. Our decision to characterize such performing loans as potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. Of the $12.6 million, an immaterial amount is estimated to be at risk after collateral values and guarantees are taken into consideration.

Loans past due 90 days or more and still accruing increased $1.2 million to $3.9 million at September 30, 2011 compared to $2.7 million at June 30, 2011 primarily due to the addition of one performing, but matured construction loan totaling $2.2 million, partly offset by a decline in commercial real estate loans within this delinquency category. Non-accrual loans decreased $6.1 million to $107.7 million at September 30, 2011 as compared to $113.8 million at June 30, 2011 mainly due to the aforementioned $4.5 million construction loan payoff, and the transfer to OREO of a $3.5 million commercial property collateralizing a construction loan. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $170.4 million at September 30, 2011 and had $19.8 million in related specific reserves included in our total allowance for loan losses.

OREO (which consists of 13 commercial and residential properties) and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled a combined $14.9 million at September 30, 2011 as compared to $11.7 million at June 30, 2011. The increase is mainly due to the aforementioned $3.5 million commercial property transferred to OREO during the third quarter of 2011.

Troubled debt restructured loans (“TDRs”) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as non-accrual loans) totaled $103.7 million at September 30, 2011 and consisted of 58 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 50 loans totaling $101.4 million at June 30, 2011. On an aggregate basis, the $103.7 million in performing TDRs at September 30, 2011 had a modified weighted average interest rate of approximately 4.78 percent as compared to a pre-modification weighted average interest rate of 6.07 percent. There were no loans past due 90 days or more and still accruing classified as TDRs as of September 30, 2011.

During the third quarter of 2011, we adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As a result of this adoption, we reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as TDRs. This reassessment and the adoption of ASU No. 2011-02 did not materially impact the number of TDRs identified by us, or the specific reserves for such loans included in our allowance for loan losses at September 30, 2011. See Note 8 to the consolidated financial statements for additional disclosures regarding TDRs.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors largely beyond our control, including the view of the Office of the OCC toward loan classifications, performance of the loan portfolio, and the economy. The OCC may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	($ in thousands)
Average loans outstanding	$9,642,366	$9,619,959	$9,474,723	$9,574,183	$9,480,609

Beginning balance - Allowance for credit losses	$140,893	$141,722	$112,504	$126,504	$103,655

Loans charged-off:
Commercial and industrial	(9,297)	(3,056)	(3,223)	(19,025)	(13,882)
Commercial real estate	(719)	(3,631)	(307)	(5,173)	(1,723)
Construction	(520)	—	(5)	(520)	(424)
Residential mortgage	(269)	(443)	(844)	(1,495)	(3,011)
Consumer	(1,251)	(1,355)	(2,485)	(4,364)	(8,873)

	(12,056)	(8,485)	(6,864)	(30,577)	(27,913)

Charged-off loans recovered:
Commercial and industrial	559	741	187	1,748	3,317
Commercial real estate	2	5	19	28	139
Construction	—	197	—	197	—
Residential mortgage	16	69	28	106	80
Consumer	504	618	533	1,724	2,080

	1,081	1,630	767	3,803	5,616

Net charge-offs*	(10,975)	(6,855)	(6,097)	(26,774)	(22,297)
Provision charged for credit losses	7,783	6,026	9,308	37,971	34,357

Ending balance - Allowance for credit losses	$137,701	$140,893	$115,715	$137,701	$115,715

Components of allowance for credit losses:
Allowance for non-covered loans	$122,775	$119,907	$113,786	$122,775	$113,786
Allowance for covered loans	12,587	18,719	—	12,587	—

Allowance for loan losses	135,362	138,626	113,786	135,362	113,786

Allowance for unfunded letters of credit	2,339	2,267	1,929	2,339	1,929

Allowance for credit losses	$137,701	$140,893	$115,715	$137,701	$115,715

Components of provision for credit losses:
Provision for losses on non-covered loans	$7,711	$6,422	$9,238	$19,338	$34,093
Provision for losses on covered loans	—	(788)	—	18,094	—

Provision for loan losses	7,711	5,634	9,238	37,432	34,093

Provision for unfunded letters of credit	72	392	70	539	264

Provision for credit losses	$7,783	$6,026	$9,308	$37,971	$34,357

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.20%	0.26%	0.26%	0.21%	0.31%
Ratio of total net charge-offs to average loans outstanding	0.46	0.29	0.26	0.37	0.31
Allowance for non-covered loan losses as a % of non-covered loans	1.32	1.29	1.26	1.32	1.26
Allowance for credit losses as a % of total loans	1.43	1.47	1.23	1.43	1.23

*	Include $6.1 million and $639 thousand of covered loan charge-offs for the three months ended September 30, 2011 and June 30, 2011, respectively, and $11.9 million for the nine months ended September 30, 2011. These charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

Net loan charge-offs increased $4.1 million to $11.0 million for the three months ended September 30, 2011 compared with the second quarter of 2011, mainly due to $6.1 million of charge-offs on impaired covered loans (included in the commercial and industrial loan category of loans charged-off in the table above) during the third quarter of 2011, as compared to $639 thousand during the second quarter of 2011. The charge-offs on impaired covered loans are substantially covered by loss-sharing agreements with the FDIC. The increase in impaired covered loans charge-offs was partially offset by a $2.9 million decrease in the commercial real estate loan portfolio charge-offs, mainly due to a $3.3 million partial charge-off during the second quarter of 2011 of one impaired loan acquired through a prior non-covered bank acquisition.

The provision for credit losses increased $1.8 million to $7.8 million for the third quarter of 2011 as compared to $6.0 million for the second quarter of 2011 partly due to a $788 thousand reduction in our provision for losses on covered loans during the second quarter of 2011, as a result of slightly lower levels of estimated credit impairment within certain pools of covered loans. The remaining increase was mainly due to loan growth and slightly higher specific reserves for impaired loans.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2011		June 30, 2011		December 31, 2010
	Allowance Allocation	Allocation as a % of Loan Category	Allocation Allowance	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan category:
Commercial and industrial *	$62,717	3.44%	$59,919	3.28%	$58,229	3.19%
Commercial real estate loans:
Commercial real estate	20,079	0.58	18,310	0.53	15,755	0.47
Construction	14,614	3.53	13,863	3.35	14,162	3.31

Total commercial real estate loans	34,693	0.89	32,173	0.82	29,917	0.79
Residential mortgage	10,158	0.47	10,913	0.51	9,128	0.47
Consumer loans:
Home equity	2,794	0.58	2,791	0.58	2,345	0.46
Auto and other consumer	7,297	0.79	8,284	0.90	12,154	1.29

Total consumer loans	10,091	0.72	11,075	0.79	14,499	1.00
Unallocated	7,455	N/A	8,094	N/A	8,353	N/A

Total non-covered loans	125,114	1.34	122,174	1.32	120,126	1.33
Covered loans	12,587	4.08	18,719	6.07	6,378	1.79

Total allowance for credit losses	$137,701	1.44	$140,893	1.47	$126,504	1.35

*	Includes the reserve for unfunded letters of credit.

The allowance for losses on non-covered loans (including the reserve for unfunded letters of credit) as a percentage of non-covered loans at September 30, 2011 increased by 2 basis points to 1.34 percent as compared to 1.32 at June 30, 2011.

During the third quarter of 2011, loss experience and the outlook for the automobile portfolio continued to improve within consumer loans but was mostly negated by increased reserves for commercial and industrial and commercial real estate loans caused, in part, by the weak economy and high unemployment. Our allocated reserves for the commercial real estate loan portfolio increased $2.5 million from June 30, 2011, mainly as a result of higher loan charge-offs. Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at September 30, 2011.

The allowance for losses on covered loans decreased to $12.6 million at September 30, 2011 as compared to $18.7 million at June 30, 2011 and was reduced by loan charge-offs totaling $6.1 million in impaired covered loan pools during the third quarter of 2011. The charge-offs on loans in impaired pools are substantially covered by loss-sharing agreements with the FDIC. See Note 8 to the consolidated financial statements for more details.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At both September 30, 2011 and December 31, 2010, shareholders’ equity totaled approximately $1.3 billion, or 9.2 percent of total assets. During the nine months ended September 30, 2011, total shareholders’ equity moderately increased mainly due to net income of $108.8 million, $6.3 million in net proceeds from 470 thousand shares of treasury stock reissued under our dividend reinvestment plan, and other increases attributable to the effect of our stock incentive plan, partially offset by cash dividends on common stock totaling $87.5 million and a $18.1 million increase in our accumulated other comprehensive loss.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at September 30, 2011 was a $5.5 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $13.4 million net unrealized gain, net of deferred tax at December 31, 2010. Also, included as a component of accumulated other comprehensive loss at September 30, 2011 was a charge of $17.5 million, net of deferred tax, representing the unfunded portion of Valley’s various pension obligations, and an $11.8 million unrealized loss on derivatives, net of deferred tax, used in cash flow hedging relationships.

In 2007, Valley’s Board of Directors approved a publicly announced repurchase plan, which allows for the repurchase of up to 4.5 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. The repurchase plan has no stated expiration date and has approximately 3.9 million shares available for repurchase as of September 30, 2011. Under this repurchase plan, Valley made no purchases of its outstanding shares during the quarter ended September 30, 2011. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the nine months ended September 30, 2011, Valley purchased approximately 12 thousand shares of its outstanding common stock at an average price of $13.04 related to stock awards.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I and GCB Capital Trust III, less disallowed intangibles and deferred tax assets, and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, Valley National Bank’s subordinated borrowings and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at September 30, 2011 and December 31, 2010.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of September 30, 2011
Total Risk-based Capital
Valley	$1,317,026	12.7%	$833,023	8.0%	$	N/A	N/A	%
Valley National Bank	1,255,051	12.1	831,640	8.0		1,039,550	10.0
Tier 1 Risk-based Capital
Valley	1,126,987	10.8	416,512	4.0		N/A	N/A
Valley National Bank	1,065,012	10.2	415,820	4.0		623,730	6.0
Tier 1 Leverage Capital
Valley	1,126,987	8.1	556,207	4.0		N/A	N/A
Valley National Bank	1,065,012	7.7	555,037	4.0		693,796	5.0

As of December 31, 2010
Total Risk-based Capital
Valley	$1,349,832	12.9%	$836,268	8.0%	$	N/A	N/A	%
Valley National Bank	1,291,928	12.4	834,728	8.0		1,043,410	10.0
Tier 1 Risk-based Capital
Valley	1,143,328	10.9	418,134	4.0		N/A	N/A
Valley National Bank	1,085,424	10.4	417,364	4.0		626,046	6.0
Tier 1 Leverage Capital
Valley	1,143,328	8.3	550,665	4.0		N/A	N/A
Valley National Bank	1,085,424	7.9	549,860	4.0		687,325	5.0

Valley’s Tier 1 capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of September 30, 2011 and December 31, 2010. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. The Dodd-Frank Act was signed into law on July 21, 2010 and imposes new capital requirements on bank and thrift holding companies, including the phase out (through January 2016) of trust preferred securities being permitted in Tier 1 capital for holding companies with consolidated assets of $15 billion or more. Based on our current interpretation of the Dodd-Frank Act, holding companies with less than $15 billion in consolidated assets, such as Valley, will continue to be permitted to include trust preferred securities issued before May 19, 2010 in Tier 1 capital within regulatory limits even if its total assets exceed $15 billion in the future. Based on this final law and regulatory guidelines, Valley included all of its outstanding trust preferred securities in Tier 1 capital at September 30, 2011.

Book value per share was $7.69 and $7.64 at September 30, 2011 and December 31, 2010, respectively. Tangible book value per share amounted to $5.69 and $5.61 at September 30, 2011 and December 31, 2010, respectively. Tangible book value, which is a non-GAAP measure is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2011	December 31, 2010
	($ in thousands except for share data)
Common shares outstanding	170,025,364	169,533,626

Shareholders’ equity	$1,307,102	$1,295,205
Less: Goodwill and other intangible assets	339,850	343,541

Tangible shareholders’ equity	$967,252	$951,664
Tangible book value per common share	$5.69	$5.61
Book value per share	$7.69	$7.64

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

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was approximately 19 percent for the nine months ended September 30, 2011. The retention ratio was positively impacted by net gains on securities transactions and net trading gains (mainly consisting of non-cash mark to market gains on the fair value of junior subordinated debentures), largely offset by higher income tax expense caused by the incremental tax provision recorded in the second quarter of 2011.

While we expect that our rate of earnings retention to remain at acceptable levels in future periods, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.52 per common share for both the nine months ended September 30, 2011 and 2010. The Board continued the cash dividend, which remained unchanged for the third quarter of 2011 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the OCC has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 63 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider these risks and uncertainties described below in addition to the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2010.

The downgrade of the U.S. credit rating and uncertain political, credit and financial market conditions may affect the stability of our $1.6 billion in securities issued or guaranteed by the federal government, which may reduce our net income, capital levels, liquidity, and increase our future borrowing costs.

As a result of the uncertain domestic political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our investments will not occur. At September 30, 2011, we had approximately $140.1 million, $83.7 million and $1.6 billion invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by Ginnie Mae and GSEs, respectively. On August 5, 2011, Standard and Poor’s downgraded the United States credit rating from its AAA rating to AA+. This downgrade or additional downgrades in the future could affect the stability of securities issued or guaranteed by the federal government. These factors could affect the liquidity or valuation of our current portfolio of such investment securities in the future, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1, 2011 to July 31, 2011	—		$—	—	3,916,633
August 1, 2011 to August 31, 2011	—		—	—	3,916,633
September 1, 2011 to September 30, 2011	564	(2)	11.26	—	3,916,633

Total	564			—

(1)	On January 17, 2007, Valley publicly announced its intention to repurchased up to 4.5 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2011.
(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6. Exhibits

(3)	Articles of Incorporation and By-laws

A.     Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 21, 2010.

B.     Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 20, 2011.

C.     By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 7, 2011	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: November 7, 2011	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer