Form 10-K
period 2011-12-31
VALLEY NATIONAL BANCORP
filed 2012-02-28
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.2 billion on June 30, 2011.

There were 187,587,473 shares of Common Stock outstanding at February 23, 2012.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2012 Proxy Statement”) for the 2012 Annual Meeting of Shareholders to be held April 18, 2012 will be incorporated by reference in Part III. The 2012 proxy statement will be filed within 120 days of December 31, 2011.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2011, Valley had consolidated total assets of $14.2 billion, total loans of $9.8 billion, total deposits of $9.7 billion and total shareholders’ equity of $1.3 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of VNB Capital Trust I and GCB Capital Trust III, through which trust preferred securities were issued. VNB Capital Trust I and GCB Capital Trust III are not consolidated subsidiaries. See Note 12 to the consolidated financial statements.

Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 211 branches in 147 communities serving 16 counties throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. The Bank provides a full range of commercial, retail and wealth management financial services products. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. The Bank also provides certain international banking services to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts.

Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a complete list of subsidiaries). These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors;

•	a title insurance agency;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in asset-based lending;

•	a subsidiary which offers financing for general aviation aircraft and servicing for existing commercial equipment leases;

•	a subsidiary which specializes in health care equipment and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.

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

Recent Acquisitions

Valley has grown significantly in the past five years primarily through both de novo branch expansion and bank acquisitions, including the following recent bank transactions:

In July 2008, we acquired Greater Community Bancorp, the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets, $812 million in loans (mostly commercial real estate loans), $715 million in deposits and 16 branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (10.1 million shares) and 918 thousand warrants. Each warrant is entitled to 1.1576 Valley common shares issuable upon exercise at $16.42 per share. The warrants have an expiration date of June 30, 2015, and to date, all of the warrants issued remain outstanding.

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

In connection with both of the FDIC-assisted transactions, the Bank entered into loss-share agreements with the FDIC. Under the terms of the loss-sharing agreements, the Bank will share in the losses on assets and other real estate owned (referred to as “covered loans” and “covered OREO”, together “covered assets”). The Bank may sell the acquired loans (with or without recourse) but in such case, the FDIC loss-sharing agreements will cease to be effective for any losses incurred on such loans. Additionally, any related FDIC loss-share receivable would be uncollectable and written-off upon settlement of the sale. The commercial and single family (residential) loan loss-sharing agreements with the FDIC expire in March of 2015 and 2020, respectively. The Company expects approximately 75 percent of the covered loans to mature, substantially paydown under contractual loan terms or work through our collection process on or before the expiration of the related loss-sharing agreements. See Note 2 to the consolidated financial statements for further details regarding these transactions. As of December 31, 2011, the Company had approximately $272 million in covered loans, which comprised 2.8 percent of its total loan portfolio.

Acquisition of State Bancorp, Inc.

On January 1, 2012, Valley acquired State Bancorp. Inc. (“State Bancorp”), the holding company for State Bank of Long Island, a commercial bank with approximately $1.6 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. The acquired branch offices located mostly in Long Island and Queens are expected to complement Valley’s other New York City locations, including five branches in Queens, and lay a foundation for future expansion efforts into these attractive markets. The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208 million. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. The stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The outstanding loan, included in Valley’s consolidated financial statements at December 31, 2011, was subsequently eliminated as of the acquisition date.

In connection with the acquisition, Valley acquired all of the voting and common shares of State Capital Trust I and State Capital Trust II, which are wholly-owned subsidiaries established for the sole purpose of issuing trust preferred securities and related trust common securities. These capital trusts, similar to our aforementioned capital trust subsidiaries, are not consolidated for financial statement purposes.

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 466 thousand of Valley common shares has an exercise price of $11.87 per share, and is exercisable on a net exercise basis. Valley has calculated an internal value for the warrants, and may negotiate their redemption with the U.S. Treasury. However, if Valley elects not to negotiate or an agreement cannot be reached with the U.S. Treasury, the warrants will be sold at public auction and remain outstanding. See further details regarding the acquisition of State Bancorp in Note 2 to the consolidated financial statements.

Business Segments

Valley National Bank reports the results of its operations and manages its business through four business segments: commercial lending, consumer lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, asset management and insurance services, is included in the consumer lending segment. See Note 21 to the consolidated financial statements for details of the financial performance of our business segments. We offer a variety of products and services within the commercial and consumer lending segments as described below.

Commercial Lending Segment

Commercial and Industrial Loans. Commercial and industrial loans, including $83.7 million of covered loans, totaled approximately $2.0 billion and represented 20.0 percent of the total loan portfolio at December 31, 2011. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area. Our borrowers tend to be companies and individuals with credit histories that demonstrate a historic ability to repay current and proposed future debts. Our loan decisions will include consideration of a borrower’s standing in the community, willingness to repay debts, collateral coverage and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customer’s financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle by the conversion of short-term assets into cash. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. At December 31, 2011, unsecured commercial and industrial loans totaled approximately $338 million. In addition, through our subsidiaries we make aviation loans, provide financing to the diamond and jewelry industry, the medical equipment leasing market, and engage in asset-based accounts receivable and inventory financing.

Commercial Real Estate Loans. Commercial real estate loans and construction loans, including $167.6 million of covered loans, totaled $4.2 billion and represented 42.4 percent of the total loan portfolio at December 31, 2011. We originate commercial real estate loans that are secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York and Pennsylvania. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is structured on a fully amortizing basis for terms up to thirty years. When underwriting a commercial real estate loan, primary consideration is given to the financial strength and ability of the borrower to service the debt, and the experience and qualifications of the borrower’s management and/or guarantors. The underlying collateral value of the mortgaged property and/or financial strength of the guarantors are considered secondary sources of repayment. With respect to construction loans to developers and builders, we originate and manage such loans structured on either a revolving or non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling $411.0 million at December 31, 2011 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single family residential construction) are controlled with loan advances dependent upon the presale of housing units financed.

Consumer Lending Segment

Residential Mortgage Loans. Residential mortgage loans, including $15.5 million of covered loans, totaled $2.3 billion and represented 23.5 percent of the total loan portfolio at December 31, 2011. We offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have a branch presence and contiguous counties (including the State of Pennsylvania). We occasionally make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Underwriting policies that are based on Fannie Mae and Freddie Mac guidelines are generally adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2011 was 54 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 768. Terms of first mortgages range from 10 years for interest only loans (which totaled approximately $24.5 million at December 31, 2011) to 30 years for fully amortizing loans. In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property. See “Credit Risk Management and Underwriting Approach” section below for further details.

Other Consumer Loans. Other consumer loans, including $4.9 million of covered loans, totaled $1.4 billion and represented 14.1 percent of the total loan portfolio at December 31, 2011. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, credit card loans, and to a lesser extent, secured and unsecured other consumer loans. Valley is an auto lender in New Jersey, New York, Pennsylvania, and Connecticut offering indirect auto loans secured by either new or used automobiles. Auto loans may be originated directly with the purchasers of the automobile and indirect auto loans are purchased from approved automobile dealers. Home equity lines of credit are secured by 1 to 4 family residential properties. Although we offer home equity loans to all qualified homeowners, these loans are generally provided as a convenience to our new and existing residential mortgage borrowers. Home equity loans and home equity lines of credit may have a variety of terms, interest rates and amortization features. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. At December 31, 2011, unsecured consumer loans totaled approximately $66.5 million, including $9.1 million of credit card loans.

Wealth Management. Our Wealth Management Division provides coordinated and integrated delivery of asset management advisory, trust, general insurance, title insurance, asset management advisory, and asset-based lending support services. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration, primarily to individuals. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and custom tailored investment strategies designed for various types of retirement plans.

Investment Management Segment

Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2011, our total investment securities and interest bearing deposits with banks were $2.5 billion and $6.5 million, respectively. See the “Investment Securities Portfolio” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 4 to the consolidated financial statements for additional information concerning our investment securities.

Changes in Loan Portfolio Composition

Approximately 69 percent of Valley’s $9.8 billion total loan portfolio consists of non-covered (i.e., loans which are not subject to loss-sharing agreements with the FDIC) commercial real estate, including construction loans, residential mortgage, and home equity loans at December 31, 2011. Of the remaining 31 percent, approximately 28 percent consists of different categories of non-covered loans and approximately 3 percent consists of loans covered by the FDIC loss-sharing agreements. Valley has no internally planned changes that will significantly impact the current composition of our loan portfolio by loan type. However, many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2011.

	December 31, 2011
	Percentage of Loan Portfilo Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	51%	64%	83%	61%	65%
New York	34	30	9	17	24
Pennsylvania	2	1	4	19	4
Florida	2	1	1	1	1
California	2	—	—	—	—
Other*	9	4	3	2	6

Total	100%	100%	100%	100%	100%

*	Includes states with less than 1 percent of loans in each loan portfolio segment.

Credit Risk Management and Underwriting Approach

Credit risk management. For all loan types, we adhere to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by a Credit Committee. A reporting system supplements the review process by providing management with frequent reports concerning loan production, loan quality, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by us to manage the portfolio’s risk across business sectors and through cyclical economic circumstances.

Our historical and current loan underwriting practice prohibits the origination of payment option ARMs which allow for negative interest amortization and subprime loans. At December 31, 2011, our residential loan portfolio included approximately $22 million of loans that could be identified by us as non-conforming loans commonly referred to as either “alt-A,” “stated income,” or “no doc” loans. These loans were mostly originated prior to 2008 and had a weighted average loan-to-value ratio of 70 percent at the date of origination. Virtually all of our loan originations in recent years have conformed to rules requiring documentation of income, assets sufficient to close the transactions and debt to income ratios that support the borrower’s ability to repay under the loan’s proposed terms and conditions. These rules are applied to all loans originated for retention in our portfolio or for sale in the secondary market.

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

Types of collateral. Loan collateral, when required, may consist of any one or a combination of the following asset types depending upon the loan type and intended purpose: commercial or residential real estate; general business assets including working assets such as accounts receivable, inventory, or fixed assets such as equipment or rolling stock; marketable securities or other forms of liquid assets such as bank deposits or cash surrender value of life insurance; automobiles; or other assets wherein adequate protective value can be established and/or verified by reliable outside independent appraisers. In addition to these types of collateral, we, in many cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk of certain commercial and industrial loans and commercial real estate loans.

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

See Note 5 to our consolidated financial statements for additional information concerning our loan portfolio risk elements, credit risk management and our loan charge-off policy.

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

Additionally, on a case-by-case basis, we may extend, restructure, or otherwise modify the terms of existing loans from time to time to remain competitive and retain certain profitable customers, as well as assist customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan. Substantially all of our loan modifications related to customers experiencing financial difficulties that are considered troubled debt restructured loans involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. For restructured or modified loans for profitable customers, we generally take these actions based on numerous factors, including the quality and longevity of the customer relationship, the creditworthiness of the customer and the nature of the loan.

Extension of Credit to Past Due Borrowers

Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. Valley’s historic and current policy prohibits the advancement of additional funds on non-accrual and other impaired loans (i.e., troubled debt restructured loans), except under certain workout plans if such extension of credit is intended to mitigate losses.

Loans Originated by Third Parties

From time to time, the Bank purchases residential mortgage and automobile loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Purchased residential mortgage loans and automobile loans (excluding covered loans purchased from the FDIC in March 2010) totaled approximately

$233.7 million and $72.1 million, respectively, at December 31, 2011 representing 10.2 percent and 9.3 percent of our total residential mortgage and automobile loan portfolios, respectively. Of the $233.7 million in purchased residential mortgage loans, $174.1 million were originated by board-approved independent mortgage bankers. The underwriting documentation for such loans is carefully reviewed on an individual loan-by-loan basis by Valley prior to purchase to ensure each loan meets Valley’s normal credit underwriting standards. All of the purchased automobile loans are also selected using Valley’s normal underwriting criteria at the time of purchase. At December 31, 2011, the independent mortgage banker originated mortgage loans had loans past due 30 days or more totaling 2.6 percent of these loans as compared to 1.8 percent for our total residential mortgage portfolio, including all delinquencies. Overall, the purchased residential mortgage and automobile portfolios had loans past due 30 days or more totaling 5.4 percent and 0.4 percent of the total loans within each respective portfolio at December 31, 2011.

Competition

Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Valley ranked 16th in competitive ranking and market share based on the deposits reported by 239 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit market as of June 30, 2011. The FDIC also ranked Valley eighth in the state of New Jersey based on deposits as of June 30, 2011. Despite our favorable FDIC rankings, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.

De novo branching by several national financial institutions and mergers between financial institutions within New Jersey and New York City, as well as other neighboring states has heightened the level of competitive pressure in our primary markets over the last several years. In addition, competition has further intensified as a result of recent changes in regulation, advances in technology and product delivery systems, and bank failures. Web-based and other internet companies are providing non-traditional, but increasingly strong, competition for our borrowers, depositors, and other customers. Within our New Jersey and the New York metropolitan markets, we compete with some of the largest financial institutions in the world that are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 211 branches in 147 communities, an extensive ATM network, and our 24-hour telephone and on-line banking systems.

We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.

Personnel

At December 31, 2011, Valley National Bank and its subsidiaries employed 2,754 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

Executive Officers

Names	Age at December 31, 2011	Executive Officer Since	Office
Gerald H. Lipkin	70	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	54	1991	Director, Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank
Alan D. Eskow	63	1993	Director, Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
Albert L. Engel	63	1998	Executive Vice President of Valley and Valley National Bank
Robert E. Farrell	65	1990	Executive Vice President of Valley and Valley National Bank
James G. Lawrence	68	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	65	1997	Executive Vice President of Valley and Valley National Bank
Bernadette M. Mueller	53	2009	Executive Vice President of Valley and Valley National Bank
Robert J. Mulligan	64	1991	Executive Vice President of Valley and Valley National Bank
Elizabeth E. De Laney	47	2007	First Senior Vice President of Valley National Bank
Kermit R. Dyke	64	2001	First Senior Vice President of Valley National Bank
Eric W. Gould	43	2001	First Senior Vice President of Valley National Bank
Russell C. Murawski	62	2007	First Senior Vice President of Valley National Bank
John H. Noonan	65	2006	First Senior Vice President of Valley National Bank
Ira D. Robbins	37	2009	First Senior Vice President of Valley National Bank
Stephen P. Davey	56	2002	Senior Vice President of Valley National Bank
Robert A. Ewing	57	2007	Senior Vice President of Valley National Bank

All officers serve at the pleasure of the Board of Directors.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Code of Conduct and Ethics that applies to all of our employees including our executive officers and directors, Valley’s Audit and Risk Committee Charter, Valley’s Compensation and Human Resources Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter, and Valley’s Corporate Governance Guidelines.

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

The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the Office of the Comptroller of the Currency of the United States (“OCC”). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature if Valley elects to become a financial holding company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•

Gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Valley National Bank. In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards;

•

After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion (including Valley) at the enactment date will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital;

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more (such as Valley), increases the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets (See “Insurance of Deposit Accounts” section below);

•

Creates a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws (See “Consumer Financial Protection Bureau Supervision” section below);

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

The Dodd-Frank Act also authorized the SEC to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. However, on July 21, 2011, the United States Court of Appeals for the District of Columbia Circuit struck down the SEC’s proposed proxy access rules.

The Dodd-Frank Act authorized the FRB to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the FRB to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by the Dodd-Frank Act. In December 2011, the FRB issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (i) risk-based capital requirements and leverage limits, (ii) stress testing of capital, (iii) liquidity requirements (iv) overall risk management requirements (v) resolution plan and credit exposure reporting and (vi) concentration/credit exposure limits. Comments on these proposed rules (the “Proposed SIFI Rules”), are due by March 31, 2012. The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the Proposed SIFI Rules will not apply to Valley for so long as its total consolidated assets remain below $50 billion. However, two aspects of the Proposed SIFI Rules - requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert” - apply to bank holding companies with total consolidated assets of $10 billion or more, including Valley.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to continue to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, remains very unpredictable at this time.

Consumer Financial Protection Bureau Supervision

As a financial institution with more than $10 billion in assets, Valley National Bank is supervised by the CFPB for consumer protection purposes. The CFPB’s regulation of Valley National Bank will focus on risks to consumers and compliance with the federal consumer financial laws and will include regular examinations of the bank.

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

In November 2008, we decided to enter into a Securities Purchase Agreement with the U.S. Treasury that provided for our participation in the TARP Capital Purchase Program. On November 14, 2008, Valley issued and sold to the U.S. Treasury 300,000 shares of Valley Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to approximately 2.5 million shares of Valley common shares.

During 2009, we incrementally repurchased all 300,000 preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption). After negotiation with the U.S. Treasury, we could not agree on a redemption price for the warrants with the U.S. Treasury. As a result, the U.S. Treasury sold the warrants through a public auction completed on May 24, 2010. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Valley did not receive any of the proceeds of the warrant offering and is no longer a participant in the TARP program. See additional information regarding the warrants at Note 17 to the consolidated financial statements.

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

Loans to Related Parties

Valley National Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than the Bank, may not extend or arrange for any personal loans to its directors and executive officers.

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

•	established independence requirements for audit committee members and outside auditors;

•	created the Public Company Accounting Oversight Board; and

•	increased various criminal penalties for violations of securities laws.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“Gramm-Leach-Bliley Act”) became effective in early 2000. The Gramm-Leach-Bliley Act provides for the following:

•

allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The OCC adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the Bank’s capital in measuring all capital ratios. Valley has not elected to become a financial holding company.

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

In 2009, the FDIC imposed a special emergency assessment on all insured institutions in order to cover losses to the Deposit Insurance Fund resulting from bank failures. Valley National Bank recorded an expense of $6.5 million during the quarter ended June 30, 2009, to reflect the special assessment. In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5 percent annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, Valley National Bank prepaid approximately $45.5 million in estimated assessment fees. Because the prepaid assessments represent the prepayment of future expense, they do not affect Valley National Bank’s capital (the prepaid asset will have a risk-weighting of zero percent) or tax obligations. The balance of prepaid FDIC assessment fees at December 31, 2011 was $21.6 million.

In February 2011, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation approved a final rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminated the adjustment for secured borrowings, including Federal Home Loan Bank (“FHLB”) advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The final rule also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment. The final rule became effective on April 1, 2011.

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

The Dodd Frank-Wall Street Reform and Consumer Protection Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the current program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking (“NOW”) accounts and IOLTAs are no longer eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program applies to all FDIC-insured institutions and is no longer funded by separate premiums. The FDIC accounts for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2011.

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

The U.S. banking agencies have yet to propose regulations implementing Basel III. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Item 1A.	Risk Factors

An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect Valley are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Valley. Additional risks and uncertainties that management is not aware of or that management currently believes are immaterial may also impair Valley’s business operations. The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Our financial results and condition may be adversely impacted by weak economic conditions, particularly if unemployment does not improve or increases.

While the United States continues to experience modest economic growth, the rate of growth has been slow and unemployment remains at very high levels and is not expected to significantly improve in the near future. Much of Valley’s lending is in northern and central New Jersey, and Manhattan, Brooklyn, Queens and Long Island, New York. As a result of this geographic concentration, a further significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Prolonged weakened economic conditions and unemployment in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows and results of operation of Valley’s business. Additionally, such weak conditions may also continue to adversely affect our ability to originate loans.

Further downgrades of the U.S. credit rating and uncertain political, credit and financial market conditions may affect the stability of our $1.6 billion in securities issued or guaranteed by the federal government, which may affect the liquidity or valuation of our investment securities portfolio and may increase our future borrowing costs.

As a result of the uncertain domestic political, credit and financial market conditions, investments in financial instruments issued or guaranteed by the federal government pose liquidity and credit risks. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our investments will not occur. At December 31, 2011, we had approximately $100.0 million, $90.7 million and $1.4 billion invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by Ginnie Mae and government-sponsored enterprises, respectively. On August 5, 2011, Standard and Poor’s downgraded the

United States credit rating from its AAA rating to AA+. Further downgrades in the future could affect the stability of securities issued or guaranteed by the federal government. These factors could affect the liquidity or valuation of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

We could recognize other-than-temporary impairment charges on investment securities due to adverse economic and market conditions.

As of December 31, 2011, we had approximately $2.0 billion and $566.5 million in held to maturity and available for sale securities, respectively. We may be required to record impairment charges in earnings related to credit losses on these investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Among other securities, our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments pose a risk of future impairment charges by us as a result of the slow recovery in the U.S. economy and its negative effect on the performance of these issuers and/or the underlying mortgage loan collateral. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon requirements or recommendations by bank regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. We recognized other-than-temporary impairment charges on securities of $20.0 million, $4.6 million, and $6.4 million in 2011, 2010, and 2009, respectively, attributable to credit as a reduction of non-interest income on the consolidated statements of income mainly due to impaired trust preferred and private label mortgage-backed securities. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment charges.

We may reduce or eliminate the cash dividend on our common stock, which could adversely affect the market price of our common stock.

Our common cash dividend payout per common share was approximately 87 percent of our earnings per share for the year ended December 31, 2011. Our low retention rate resulted from earnings being negatively impacted by several factors, including, but not limited to higher net impairment losses on certain investment securities, the sustained low level of market interest rates for interest earning assets, and higher operating costs and lower fee income caused by increased banking regulation. A prolonged economic recovery or a downturn in the economy, an increase in our costs to comply with current and future changes in banking laws and regulations, and other factors may negatively impact our future earnings and ability to maintain our dividend at current levels.

Holders of our common stock are only entitled to receive such cash dividends, as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Additionally, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory policies and regulations including the supervisory policies and guidelines of the OCC and the FRB regarding capital adequacy and dividends. Among other things, consultation of the FRB supervisory staff is required in advance of our declaration or payment of a dividend that exceeds our earnings for a period in which the dividend is being paid. The regulatory guidelines will also increase our minimum capital requirements in the future as outlined in the “Basel III” section of Item 1 above.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2011, over 70 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the New Jersey and New York metropolitan markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Further declines in home prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

The secondary market for residential mortgage loans, for the most part, is limited to conforming Fannie Mae and Freddie Mac loans. The effects of this limited mortgage market, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. For additional risks related to our sales of residential mortgages in the secondary market, see the “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” risk section below.

Higher charge-offs and weak credit conditions could require us to increase our allowance for credit losses through a provision charge to earnings.

We maintain an allowance for credit losses based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the classification on certain of our loans, which may require us to increase our provision for loan losses or loan charge-offs. Valley’s management could also decide that the allowance for loan losses should be increased. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively impacted by additional provisions for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on our results of operations or financial condition.

Further increases in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.

As a result of the prolonged economic downturn, we are facing historically high levels of delinquencies on our loans. Our non-accrual loans increased from 0.33 percent at December 31, 2008 to 0.98 percent, 1.12 percent, 1.27 percent of total loans at December 31, 2009, 2010 and 2011, respectively. Until economic and market conditions improve at a more rapid pace, we expect to incur charge-offs to our allowance for loan losses and lost interest income relating to an increase in non-performing loans. Non-performing assets (including non-accrual loans, other real estate owned, other repossessed assets, and non-accrual debt securities) totaled $167.4 million at December 31, 2011. These non-performing assets can adversely affect our net income mainly through increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

Changes in interest rates could reduce our net interest income and earnings.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by the President of the United States. The Dodd-Frank Act implements significant changes in financial regulation and will impact all financial institutions, including Valley and the Bank. Among the Dodd-Frank Act’s significant regulatory changes, it created a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of certain federal consumer protection laws. The Bureau also has exclusive supervision over examinations of our compliance with those specific laws, and implementing rules and regulations, supplementing the compliance examinations that will be made by the Comptroller of the Currency. Moreover, the Dodd-Frank Act authorizes states’ attorneys general to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also restricts the authority of the Comptroller of the Currency to preempt state consumer protection laws applicable to national banks, such as the Bank, and may affect the preemption of state laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and potentially increases the FDIC assessment payable by the Bank. We expect that the Bureau and certain other provisions in the Dodd-Frank Act may significantly increase our regulatory compliance burden and costs and may introduce additional restrictions on the financial products and services we offer to our customers.

The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new issuances of trust preferred securities from counting as Tier 1 capital. These restrictions will limit our future capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier 1 capital but we will be unable to issue replacement or additional trust preferred securities which would count as Tier 1 capital. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

The Dodd-Frank Act also amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Valley National Bank. In June 2011, the Federal Reserve issued a final rule that establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Effective October 1, 2011, these new standards imposed debit card interchange fee limits which were largely responsible for a $880 thousand reduction in our debit card interchange fees recognized in other non-interest income for the fourth quarter of 2011 as compared to the third quarter of 2011. Although debit card interchange fees vary based on our customer activity levels, we have estimated the new regulation will reduce such fees by $3.0 million to $3.5 million on an annual basis before the impact of any potential mitigating actions by us in the future.

Because many of the Dodd-Frank Act’s provisions require future regulatory rulemaking, we are uncertain as to the impact that some of the provisions of the Dodd-Frank Act will have on Valley and the Bank and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.

Extensive regulation and supervision may have a negative impact on our ability to compete in a cost effective manner and subject us to material compliance costs and penalties.

Valley, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Many laws and regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. They encourage Valley to ensure a satisfactory level of lending in defined areas, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations. Valley’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions.

Changes in accounting policies or accounting standards could cause us to change the manner in which we report our financial results and condition in adverse ways and could subject us to additional costs and expenses.

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

From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“U.S. GAAP”), such as the FASB, SEC, banking regulators and Valley’s independent registered public accounting firm, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate based on the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

An increased valuation of our junior subordinated debentures issued to VNB Capital Trust I may adversely impact our net income and earnings per share.

Effective January 1, 2007, we elected to carry the junior subordinated debentures issued to VNB Capital Trust I at fair value. We measure the fair value of these junior subordinated debentures using exchange quoted prices in active markets for similar assets, specifically the trust preferred securities issued by VNB Capital Trust I, which contain identical terms as our junior subordinated debentures (see Note 12 to the consolidated financial statements). As a result, any increase in the market quoted price, or fair market value, of our trust preferred securities will result in a commensurate increase in the liability required to be recorded for the junior subordinated debentures with an offsetting non-cash charge against our earnings. Conversely, a decrease in the market quoted price of such securities will result in a decrease in the liability recorded for the debentures with an offsetting non-cash gain recognized in earnings. We recognized non-cash gains of $1.3 million ($816 thousand after taxes) during 2011 as compared to non-cash charges totaling $5.8 million ($3.8 million after taxes) and $15.8 million ($10.3 million after taxes) during 2010 and 2009, respectively, due to the change in the fair value of the junior subordinated debentures determined by the market price of the trust preferred securities. The non-cash gains and charges against our earnings do not impact our liquidity or our regulatory capital. We cannot predict whether or to what extent we would be required to take a non-cash charge against earnings related to the change in fair value of our junior subordinated debentures in future periods. Furthermore, changes in the law and regulations or other factors could require us to redeem the junior subordinated debentures at par value. If we are carrying the junior subordinated debentures at a fair value below par value when such redemption occurs, we will be required to record a charge against earnings in the period in which the redemption occurred.

An increase in bank failures could increase our FDIC assessments and adversely affect our results of operations and financial condition.

The economic downturn since 2008 has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund.

As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $6.5 million. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012 in December 2009. We prepaid estimated assessment fees totaling $45.5 million in December 2009. Notwithstanding this prepayment, the FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments. Furthermore, the Dodd-Frank Act changed the FDIC assessment standards which may cause our assessments to increase. We cannot provide you with any assurances that we will not be required to pay additional FDIC insurance assessments, which could have an adverse effect on our results of operations.

We may be required to recognize losses on certain financial transactions due to the credit default or liquidation of other financial institutions.

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

We may be unable to adequately manage our liquidity risk, which could affect our ability to meet our obligations as they become due, capitalize on growth opportunities, or pay regular dividends on our common stock.

Liquidity risk is the potential that Valley will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could have a detrimental impact our access to liquidity sources include a decrease in the level of our business activity due to persistent weakness, or downturn, in the economy or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not necessarily specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The loss of or decrease in lower-cost funding sources within our deposit base may adversely impact our net interest income and net income.

Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market or money market or fixed income mutual funds, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, Valley could lose a comparatively lower cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.

If our subsidiaries are unable to make dividends and distributions to us, we may be unable to make dividend payments to our common shareholders or interest payments on our junior subordinated debentures issued to capital trusts.

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

Our market share and income may be adversely affected by our inability to successfully compete against larger and more diverse financial service providers.

Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a large list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. If Valley is unable to compete effectively, it may lose market share and its income generated from loans, deposits, and other financial products may decline.

Future offerings of common stock, debt or other securities may adversely affect the market price of our stock and dilute the holdings of existing shareholders.

In the future, we may increase our capital resources or, if our or the Bank’s capital ratios fall below the prevailing regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock and debt securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Potential acquisitions may disrupt Valley’s business and dilute shareholder value.

Valley regularly evaluates merger and acquisition opportunities, including FDIC-assisted transactions, and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Valley’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, mergers and acquisitions involve a number of additional risks and challenges, including:

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

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., entering into loss-sharing arrangements. However, because such transactions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected. Additionally, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Valley’s financial condition and results of operations.

Loans acquired in our FDIC-assisted transactions may not be covered by the loss-sharing agreements if the FDIC determines that we have not adequately managed these agreements, which could require a reduction in the carrying value of these loans.

In connection with the acquisitions of certain assets and liabilities of LibertyPointe Bank and The Park Avenue Bank, we entered into loss-sharing agreements with the FDIC. Under the terms of the loss-sharing agreement with the FDIC in the LibertyPointe Bank transaction, the FDIC is obligated to reimburse us for: (i) 80 percent of any future losses on loans covered by the loss-sharing agreement up to $55.0 million, after we absorb such losses up to the first loss tranche of $11.7 million; and (ii) 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement with the FDIC in The Park Avenue Bank transaction, the FDIC is obligated to reimburse us for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. At December 31, 2011, our FDIC loss-share receivable totaled $74.4 million. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss-sharing agreements are not managed in accordance with their terms. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods.

Failure to successfully implement our growth strategies could cause us to incur substantial costs and expenses which may not be recouped and adversely affect our future profitability.

Although our de novo branching activities were insignificant in 2011, over the past several years we have implemented a conservative de novo branch strategy to expand our physical presence in Brooklyn and Queens, as well as add locations within our New Jersey and Manhattan markets. We may also expand our branch network into markets outside of these areas. Effective January 1, 2012, we acquired State Bancorp headquartered in Long Island, New York (See Note 2 to the consolidated financial statements). Valley has opened a combined total of 13 branch locations within Brooklyn and Queens since starting its initiative in these new markets during 2007. Additionally, the 2012 acquisition of State Bancorp added 16 branches in Nassau, Suffolk, Queens, and Manhattan. Valley’s ability to successfully execute in these markets depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in the new market areas, and the ability to manage growth. These initiatives, specifically non-acquisition related de novo branch activity, could cause Valley’s expenses to increase faster than revenues. Valley can provide no assurances that it will successfully implement or continue these initiatives.

There are considerable initial and on-going costs related to de novo branches, growing loans in new markets, and attracting new deposit relationships. These expenses could negatively impact future earnings. For example, it takes time for new branches and relationships to achieve profitability. Expenses could be further increased if there are delays in the opening of new branches or if attraction strategies are more costly than expected. Delays in opening new branches can be caused by a number of factors such as the inability to find suitable locations, zoning and construction delays, and the inability to attract qualified personnel to staff the new branch. In addition, there is no assurance that a new branch will be successful even after it has been established.

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

We may not keep pace with technological change within the financial services industry, negatively affecting our ability to remain competitive and profitable.

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

We rely on our systems, employees and certain service providers, and if our system fails or if our security measures are compromised, our operations could be disrupted or the data of our customers could be improperly divulged.

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

We may also be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. Furthermore, many other financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber attacks and other means. Although to date we have not experienced any material losses relating to such cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets (including State Bancorp, Inc.). We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Severe weather, acts of terrorism and other external events could significantly impact our ability to conduct our business.

A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in Northern New Jersey in which our branches operate are subject to severe flooding and significant weather related disruptions may become common events in the future. Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established and regularly test disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities which could have a material adverse effect on our financial condition and results of operations.

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

We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold over 8,200 individual residential mortgages totaling approximately $1.5 billion. During this same period, we have received only 11 loan repurchase requests. The majority of the repurchases occurred during 2011 with several loans being subsequently re-sold at a premium. As of December 31, 2011, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

Claims and litigation pertaining to our fiduciary responsibility could result in losses and damage to our reputation.

From time to time as part of Valley’s normal course of business, customers and former employees make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability or reputation damage could have a material adverse effect on Valley’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We conduct our business at 211 retail banking centers locations, with 167 in northern and central New Jersey and 44 in the New York City metropolitan area. We own 96 of our banking center facilities. The other facilities are leased for various terms. Additionally, we have two other properties located in New Jersey and New York City that were either owned or under contract to purchase or lease. We intend to develop these properties into new retail branch locations during 2012.

The following table summarizes our retail banking centers in New Jersey and the New York City metropolitan area:

	Number of banking centers	% of Total
New Jersey:
Northern	74	35%
Central	93	44
New York:
Manhattan	16	8
Brooklyn	8	4
Queens	7	3
Long Island	13	6

Total	211	100%

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own four office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York, which are used for various operations of Valley National Bank and its subsidiaries. We also lease a residential mortgage loan production office in Bethlehem, Pennsylvania.

The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $265.5 million at December 31, 2011. We believe that all of our properties and equipment are well maintained, in good condition and adequate for all of our present and anticipated needs.

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

	Year 2011			Year 2010
	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.22	$12.50	$0.17	$14.38	$11.70	$0.17
Second Quarter	13.96	12.79	0.17	15.42	12.88	0.17
Third Quarter	14.13	9.57	0.17	14.29	11.74	0.17
Fourth Quarter	12.83	10.00	0.17	13.86	11.87	0.17

There were 8,516 shareholders of record as of December 31, 2011.

Restrictions on Dividends

The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For more information regarding the restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” and “Item 1A. Risk Factors—We May Reduce or Eliminate the Cash Dividend on Our Common Stock” above, and the “Liquidity” section of our MD&A of this Annual Report. In addition, under the terms of the trust preferred securities issued by our capital trusts, we cannot pay dividends on our common stock if we defer payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2006 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Issuer Repurchase of Equity Securities

The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2011 to October 31, 2011	—		$—	—	3,916,633
November 1, 2011 to November 30, 2011	36,963	(2)	11.84	—	3,916,633
December 1, 2011 to December 31, 2011	549	(2)	11.82	—	3,916,633

Total	37,512			—

(1)

On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.5 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2011.

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

	As of or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$679,901	$682,402	$717,411	$735,153	$731,188
Interest expense	199,013	214,060	262,870	308,895	343,322

Net interest income—tax equivalent basis (1)	480,888	468,342	454,541	426,258	387,866
Less: tax equivalent adjustment	6,077	5,590	5,227	5,459	6,181

Net interest income	474,811	462,752	449,314	420,799	381,685
Provision for credit losses	53,335	49,456	47,992	28,282	11,875

Net interest income after provisions for credit losses	421,476	413,296	401,322	392,517	369,810
Non-interest income:
Net impairment losses on securities recognized in earnings	(19,968)	(4,642)	(6,352)	(84,835)	(17,949)
Trading gains (losses), net	2,271	(6,897)	(10,434)	3,166	7,399
Gains on sale of assets, net	426	619	605	518	16,051
Other non-interest income	129,568	102,247	88,432	84,407	83,527

Total non-interest income	112,297	91,327	72,251	3,256	89,028

Non-interest expense:
FDIC insurance assessment	12,759	13,719	20,128	1,985	1,003
Goodwill impairment	—	—	—	—	2,310
Other non-interest expense	323,829	303,963	285,900	283,263	250,599

Total non-interest expense	336,588	317,682	306,028	285,248	253,912

Income before income taxes	197,185	186,941	167,545	110,525	204,926
Income tax expense	63,532	55,771	51,484	16,934	51,698

Net income	133,653	131,170	116,061	93,591	153,228
Dividends on preferred stock and accretion	—	—	19,524	2,090	—

Net income available to common stockholders	$133,653	$131,170	$96,537	$91,501	$153,228

Per Common Share (2):
Earnings per share:
Basic	$0.79	$0.78	$0.61	$0.61	$1.05
Diluted	0.79	0.78	0.61	0.61	1.05
Dividends declared	0.69	0.69	0.72	0.70	0.68
Book value	7.44	7.64	7.43	6.86	6.51
Tangible book value (3)	5.45	5.61	5.53	4.80	5.11
Weighted average shares outstanding:
Basic	169,928,460	169,112,901	159,259,476	150,995,804	146,176,683
Diluted	169,929,590	169,121,584	159,260,230	151,078,917	146,609,570
Ratios:
Return on average assets	0.94%	0.93%	0.81%	0.69%	1.25%
Return on average shareholders’ equity	10.20	10.32	8.64	8.74	16.43
Return on average tangible shareholders’ equity (4)	13.80	13.97	11.34	11.57	21.17
Average shareholders’ equity to average assets	9.19	9.00	9.40	7.94	7.58
Tangible common equity to tangible assets (5)	6.67	6.90	6.68	5.22	5.94
Efficiency ratio (6)	57.33	57.34	58.67	67.27	53.94
Dividend payout	87.34	88.89	113.43	114.29	65.35
Risk-based capital:
Tier 1 capital	10.92%	10.94%	10.64%	11.44%	9.55%
Total capital	12.75	12.91	12.54	13.18	11.35
Leverage capital	8.07	8.31	8.14	9.10	7.62
Financial Condition:
Assets	$14,244,507	$14,143,826	$14,284,153	$14,718,129	$12,748,959
Net loans	9,665,839	9,241,091	9,268,081	10,050,446	8,423,557
Deposits	9,673,102	9,363,614	9,547,285	9,232,923	8,091,004
Shareholders’ equity	1,266,248	1,295,205	1,252,854	1,363,609	949,060

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

(2)	All per common share amounts reflect a five percent common stock dividend issued May 20, 2011, and all prior stock splits and dividends.
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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less preferred stock, and less goodwill and other intangible assets by common shares outstanding as follows:

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for share data)
Common shares outstanding	170,174,314	169,533,626	168,669,163	156,307,194	145,680,247

Shareholders’ equity	$1,266,248	$1,295,205	$1,252,854	$1,363,609	$949,060
Less: Preferred stock	—	—	—	291,539	—
Less: Goodwill and other intangible assets	338,780	343,541	320,729	321,100	204,547

Tangible common shareholders’ equity	$927,468	$951,664	$932,125	$750,970	$744,513

Tangible book value per common share	$5.45	$5.61	$5.53	$4.80	$5.11

(4)

Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Net income	$133,653	$131,170	$116,061	$93,591	$153,228

Average shareholders’ equity	1,310,939	1,270,778	1,342,790	1,071,358	932,637
Less: Average goodwill and other intangible assets	342,122	331,667	319,756	262,613	208,797

Average tangible shareholders’ equity	$968,817	$939,111	$1,023,034	$808,745	$723,840

Return on average tangible shareholders’ equity	13.80%	13.97%	11.34%	11.57%	21.17%

(5)

Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, and less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Tangible common shareholders’ equity	$927,468	$951,664	$932,125	$750,970	$744,513

Total assets	14,244,507	14,143,826	14,284,153	14,718,129	12,748,959
Less: Goodwill and other intangible assets	338,780	343,541	320,729	321,100	204,547

Tangible assets	$13,905,727	$13,800,285	$13,963,424	$14,397,029	$12,544,412

Tangible common shareholders’ equity to tangible assets	6.67%	6.90%	6.68%	5.22%	5.94%

(6)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	A severe decline in the general economic conditions of New Jersey and the New York Metropolitan area;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	a continued or unexpected decline in real estate values within our market areas;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the inability to realize expected cost savings and revenue synergies from the merger of State Bancorp with Valley in the amounts or in the timeframe anticipated;

•	costs or difficulties relating to the integration of State Bancorp’s systems might be greater than expected;

•	inability to retain State Bancorp’s customers and employees;

•	lower than expected cash flows from covered loan pools acquired in FDIC-assisted transactions; and

•	other unexpected material adverse changes in our operations or earnings.

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

The covered loans are subject to our internal credit review. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for covered loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool, without regard to the FDIC loss-sharing agreements. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on covered loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired covered loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on covered loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on covered loans; and any excess will be accreted for prospectively as a yield adjustment. The portion of the additional estimated losses on covered loans that is reimbursable from the FDIC under the loss-sharing agreements is recorded in non-interest income and increases the FDIC loss-share receivable asset.

Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

Changes in Our Allowance for Loan Losses

Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $133.8 million at December 31, 2011.

For impaired credits, if the fair value of the collateral (for collateral dependent loans) or the present value of expected cash flows (for other impaired loans) were ten percent higher or lower, the allowance would have decreased $9.4 million and increased $10.6 million, respectively, at December 31, 2011.

If classified loan balances were ten percent higher or lower, the allowance would have increased or decreased by approximately $2.8 million, respectively, at December 31, 2011.

The credit rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by approximately $2.1 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2011. Additionally, if the historical loss factors used to calculate the allowance for non-classified loans were ten percent higher or lower, the allowance would have increased or decreased by approximately $6.4 million, respectively, at December 31, 2011.

A key variable in determining the allowance is management’s judgment in determining the size of the allowances attributable to general economic conditions and other qualitative risk factors. At December 31, 2011, such allowances were 5.7 percent of the total allowance. If such allowances were ten percent higher or lower, the total allowance would have increased or decreased by $772 thousand, respectively, at December 31, 2011.

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

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be other-than-temporarily impaired are written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income or loss. Other-than-temporarily impaired equity securities are written down to fair value and a non-cash impairment charge is recognized in the period of such evaluation.

We recognized other-than-temporary impairment charges on securities of $20.0 million, $4.6 million, and $6.4 million, in 2011, 2010, and 2009, respectively, as a reduction of non-interest income on the consolidated statements of income. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment charges.

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $318.0 million at December 31, 2011 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $20.8 million at December 31, 2011 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

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

To assist in assessing the impact of potential goodwill or other intangible asset impairment charges at December 31, 2011, the impact of a five percent impairment charge would result in a reduction in net income of approximately $16.9 million. See Note 9 to consolidated financial statements for additional information regarding goodwill and other intangible assets.

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

The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2011, management has determined it is more likely than not that Valley will realize its net deferred tax assets and therefore valuation allowance was not established.

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

Executive Summary

Annual Results. Net income totaled $133.7 million, or $0.79 per diluted common share, for the year ended December 31, 2011 compared to $131.2 million in 2010, or $0.78 per diluted common share. (All common share data is adjusted to reflect a five percent common stock dividend issued on May 20, 2011). The increase in net income was largely due to: (i) higher net interest income, resulting from a widening of the net interest margin on an annual basis mainly caused by our interest bearing liabilities repricing quicker than our earning assets in a prolonged low interest rate environment, (ii) a 23 percent increase in non-interest income resulting primarily from increased gains on sales of investment securities, post-acquisition date increases in our FDIC loss-share receivable, and an increase in net trading gains mainly due to higher non-cash mark to market gains on our junior subordinated debentures carried at fair value, partially offset by (iii) an increase in other-than-temporary impairment charges mainly due to the impairment of securities related to one trust preferred security issuer, higher advertising expense related to the successful promotion of our low one-price residential mortgage refinance program, as well as increases in professional and legal fees and other non-interest expense due, in part, to additional expenses related to our acquisition of State Bancorp (completed on January 1, 2012) and OREO and other expenses related to assets acquired in the FDIC-assisted acquisitions. See the “Net Interest Income,” “Non-Interest Income,” and “Non-Interest Expense” sections below for more details on the items above impacting our 2011 annual results.

Recent Development. In January 2012, we completed our acquisition of State Bancorp, Inc. and its principal subsidiary, State Bank of Long Island, a commercial bank with approximately $1.6 billion in assets and 16 branches located in Nassau, Suffolk, Queens and Manhattan. We believe our expansion into this attractive area of the Long Island market should provide many additional lending, retail, and wealth management service opportunities to further strengthen our New York Metropolitan operations and grow the Valley Brand in 2012. State Bank of Long Island was immediately merged into Valley National Bank with full integration of its systems completed during the first quarter of 2012. See additional details in Note 2 to the consolidated financial statements.

Economic Overview and Indicators. The 2011 economy reflected sluggish growth and low consumer confidence for most of the year due to several factors, including, but not limited to, persistently high U.S. unemployment, U.S. budget deficit and credit downgrading concerns (including Standard and Poor’s downgrade of the U.S. credit rating in August 2011), the impact of Japan’s tsunami and nuclear disaster on the automobile sector during the second quarter of 2011, the continual slide in existing home prices and the European Union’s sovereign debt crisis threatening the future health of the global markets. Unemployment, one of the primary economic deterrents to our ability to sustain loan growth and asset quality, ranged from a high of 9.0 percent in January 2011 to a low of 8.1 percent in April 2011 for the majority of our primary markets (including northern New Jersey and the New York City Metropolitan area), and remained at an elevated level of 8.2 percent in December 2011. From a national perspective, U.S. unemployment fell to 8.3 percent in January 2012, the lowest level since early 2009.

Despite the promising decrease reflected in U.S. unemployment figure released in January 2012, various other indicators make it more difficult to assess the overall state of the economic recovery and where it may be headed in 2012. It should be noted that the number of individuals who are underemployed (only work part-time, but would prefer full-time work) or have stopped looking for employment remains at a very high level. Many economists believe the economy is fundamentally weak, as personal incomes did not grow in most regions of the U.S. during 2011 and consumer spending was still restrained through year end. The percentage of consumers with new bankruptcies and foreclosures in New Jersey and New York also remained at historically high levels as last reported during the fourth quarter of 2011, but were moderately better compared to one year ago. Additionally, the Federal Reserve maintained, and continues to support, a target range of zero to 0.25 percent for the federal funds rates due to current economic conditions. In January 2012, the Federal Reserve indicated that the anticipated economic conditions will likely warrant these exceptionally low levels for the federal funds rate through late 2014. We believe a low-rate, high unemployment environment, which is reflective of our current operating environment, will continue to challenge our business operations and results in many ways during 2012 and the foreseeable future, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area. Generally, market conditions have improved from one year ago, however as outlined above, economic uncertainty, persistent unemployment, slumping home prices, as well as high vacancy rates may continue to put pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

Key Economic Indicators:
Unemployment rate:
U.S.	8.50%	9.10%	9.20%	8.80%	9.40%
New York Metro Region*	8.20%	8.30%	8.60%	8.40%	8.10%
New Jersey	9.00%	9.20%	9.50%	9.30%	9.10%
New York	8.00%	8.00%	8.00%	8.00%	8.20%

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

	($ in millions)
Personal income:
New Jersey	NA	$468,039	$467,394	$463,495	$453,049
New York	NA	$975,882	$974,882	$972,127	$946,566
New consumer bankruptcies:
New Jersey	NA	0.10%	0.17%	0.17%	0.18%
New York	NA	0.09%	0.12%	0.10%	0.11%
Change in home prices:
U.S.	NA	0.10%	3.60%	-4.20%	-3.60%
New York Metro Region*	NA	0.72%	0.01%	-2.10%	-2.80%
New consumer foreclosures:
New Jersey	NA	0.07%	0.06%	0.12%	0.20%
New York	NA	0.06%	0.06%	0.07%	0.09%
Rental vacancy rates:
New Jersey	10.80%	9.50%	7.90%	6.70%	8.10%
New York	6.30%	7.40%	6.40%	5.90%	7.00%

NA—not	available
*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Non-covered loans (i.e., loans not subject to loss-sharing agreements with the FDIC) increased $518.7 million, or 5.8 percent, to approximately $9.5 billion at December 31, 2011 as compared December 31, 2010. The residential mortgage loan portfolio contributed $360.2 million to the increase from 2010 mainly because of our mortgage refinance program fueled, in part, by the low level of market interest rates throughout 2011, and our reduction of the amount of mortgage loans originated for sale during the year. During 2011, we originated approximately $1.2 billion in new and refinanced residential mortgage loans and retained 69 percent of these loans in our loan portfolio as compared to $977 million and 62 percent, respectively, in 2010. A significant portion of the mortgage loans retained for investment in 2011 were used to offset a $234.6 million decline in our holdings of certain residential mortgage-backed securities, mainly issued by Freddie Mac and Fannie Mae, as we sold many securities which we believed had an increase in prepayment risk during 2011. The commercial real estate loan portfolio, exclusive of construction loans, was another bright spot for Valley during 2011, as the portfolio grew by $195.8 million, or 5.8 percent, to $3.6 billion at December 31, 2011 compared to one year ago primarily due to our stronger business emphasis on co-op and multifamily loan lending in our primary markets. Commercial and industrial loans totaling $1.9 billion at December 31, 2011 were relatively flat as compared to December 31, 2010, exclusive of a $37.0 million short-term loan to State Bancorp (used to repurchase all of State’s Series A Preferred Stock issued under the Treasury’s Capital Purchase Program prior to being acquired by Valley in 2012). Soft loan demand caused by the slow economic recovery coupled with strong competition for quality credits continued to challenge our ability to achieve significant commercial loan growth during 2011. Automobile, home equity and construction loans declined throughout 2011 due to several factors, including the challenging economic environment and the level of our credit underwriting standards. These factors may continue to constrain the levels of our loan originations within these categories during the first quarter of 2012 and the foreseeable future.

Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $271.8 million, or 2.8 percent of our total loans, at December 31, 2011 as compared to $356.7 million, or 3.8 percent of total loans, at December 31, 2010 mainly due to normal payment activity. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the current weakened economy, unemployment and the higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at December 31, 2011. Total loans past due in excess of 30 days decreased 0.08 percent to 1.69 percent of our total loan portfolio of $9.8 billion as of December 31, 2011 compared to 1.77 percent of total loans at December 31, 2010 mainly due to loan growth during 2011 and a slight decline in past due loans as compared to 2010 caused by a decrease in the 30 to 89 days past due loan category for all loan types. However, non-accrual loans increased $19.2 million to $124.3 million, or 1.27 percent of total loans at December 31, 2011 as compared to $105.1 million, or 1.12 percent of total loans at December 31, 2010. The increase was mostly due to a higher level of non-accrual commercial and industrial loans and commercial real estate loans caused, in part, by two loan relationships totaling $15.4 million added to non-accrual status during the fourth quarter of 2011. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of the economy and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at the levels reported as of December 31, 2011. See the “Non-performing Assets” section below for further analysis of our credit quality.

Investments. During the year ended December 31, 2011, we recognized net gains on securities transactions of $32.1 million as compared to $11.6 million in 2010 mainly due to the sale of $578.1 million in certain residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises classified as available for sale. As previously noted, we reduced our holdings of many residential mortgage-backed securities with increased prepayment risk, as well as reduced our credit risk related to these issuers. Other-than-temporary impairment charges attributable to credit totaled $20.0 million in 2011. Of the $20.0 million impairment charge,

$19.1 million was recognized in earnings during the fourth quarter of 2011 mostly due to the impairment of trust preferred securities issued by one bank holding company deferring interest on such securities. After the credit impairment charges, the trust preferred securities had a combined adjusted amortized cost of $46.4 million and a fair value of $23.5 million at December 31, 2011. Subsequent to the impairment analysis, we no longer had a positive intent to hold these securities to their maturity due to the significant deterioration in the securities’ value caused by the credit of the issuer. However, we do plan on holding these securities until they recover in value above their present value. Accordingly, we transferred the securities from held to maturity to the available for sale portfolio at December 31, 2011. See further details regarding these impaired securities in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.

Deposits and Other Borrowings. The mix of total deposits continued to shift away from time deposits to the other deposit categories during 2011 due to the low level of rates that we offered on certificates of deposit during the year and the maturity of higher cost time deposits. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below. In November and December 2011, we modified the terms of $435 million in FHLB advances within our long-term borrowings at December 31, 2011. The modifications resulted in a reduction of the interest rate on these funds, an extension of their maturity dates to 10 years from the date of modification, and a conversion of the advances to non-callable for periods ranging from 3 to 4 years. We similarly modified the terms of an additional $150 million in FHLB advances during January 2012. After the modifications, the weighted average interest rate on these borrowings declined by 0.86 percent to 3.99 percent. There were no gains, losses, penalties, or fees incurred in the modification transactions.

Operating Environment. The financial markets continue to work through a period marked by unprecedented change due to current and future regulatory and market reform, including new regulations outlined under the Dodd-Frank Act, and a slow economic recovery unseen in past U.S. recessions. These changes will impact us and our competitors, and will challenge the way we both do business in the future. We believe our current capital position, ability to evaluate credit and other investment opportunities, conservative balance sheet, and commitment to excellent customer service will afford us a competitive advantage in the future. Additionally, we are well positioned to move quickly on market expansion opportunities as they may arise, through possible acquisitions of other institutions, or failed banks within New Jersey and the New York City Metropolitan area.

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

Annual Period 2011. The net interest margin was 3.75 percent, for the year ended December 31, 2011, an increase of 6 basis points compared to 2010. As a continuation of 2010, our 2011 efforts to control our funding costs coupled with a low interest rate environment allowed us to decrease the interest rates paid on savings, NOW, and money market accounts, while maturing high cost certificates of deposit, if renewed, also repriced at lower interest rates. Additionally, lower rates on customer repos balances mostly contributed to a 9 basis point decline in the cost of short-term borrowings during 2011. A $134.5 million increase in average earning assets, mainly caused by residential mortgage and commercial real estate loan growth, contributed to the increase in net interest income during 2011. Offsetting some of the positive impact of the lower costs of funds and higher loan averages, the yield on average earning assets decreased by 7 basis points to 5.31 percent for 2011 as compared to the prior year. The decline in yield continued during all of 2011 as new assets repriced at lower market interest rates. The level of interest rates remained low during 2011 due to, in part, the Federal Reserve’s continued efforts to support the U.S. economic recovery and maintain the target federal funds rate at a historical low rate range of between zero to 0.25 percent since the fourth quarter of 2008. Additionally, our fourth quarter of 2011 net interest income and net interest margin declined from the third quarter of 2011 mainly driven by lower yields on average taxable investments and loans, as well as a decline in average taxable investment balances in the fourth quarter. See further discussion in the “Fourth Quarter 2011” section below of our net interest margin and certain measures taken by Valley at year-end and the first quarter of 2012 to help counteract the negative impact of the prolonged low level of interest rates.

Net interest income on a tax equivalent basis increased $12.5 million to $480.9 million for 2011 compared with $468.3 million for 2010. During 2011, a 13 basis point decline in interest rates paid on average interest bearing liabilities, lower average interest bearing liabilities, and higher average loan balances positively impacted our net interest income, but were partially offset by a 22 basis point decline in the yield on average total investments and a 3 basis point decline in the yield on average loans as compared to 2010. Market interest rates on interest bearing deposits continued to trend lower in 2011 as a result of the Federal Reserve’s commitment to its monetary policy and the excess liquidity in the marketplace. Additionally, many of our higher cost time deposits continued to mature and, if renewed, repriced at lower interest rates in 2011. Additionally, average non-interest bearing deposit balances increased $183.1 million to $2.6 billion for 2011 as compared to 2010 as many borrowers shifted balances from interest bearing accounts or were less apt to move these deposits to other investment alternatives due to the low level of interest rates. Our cost of total deposits declined to 0.70 percent for 2011 as compared to 0.79 percent for 2010.

Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate decreased from 3.20 percent in 2010 to 2.76 percent in 2011, negatively impacting our yield on average loans as new and renewed fixed-rate loans were originated at lower interest rates in 2011. However, Valley’s prime rate and the U.S. prime rate have remained at 4.50 percent and 3.25 percent, respectively, since the fourth quarter of 2008. Our U.S. prime rate based loan portfolio should have an immediate positive impact on the yield of our average earning assets, in the unlikely event that the prime rate begins to move upward in 2012, while an increase in treasury rates should also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans. We do not expect our Valley prime rate portfolio to have an immediate benefit to our interest income in a rising interest rate environment due to its current level above the U.S. prime rate. Additionally, interest income on approximately $1.0 billion of our residential mortgage-backed securities with unamortized purchase premiums totaling $42.9 million could improve if and when interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. Conversely, increases in the prepayment speeds due to declining interest rates will increase the amount of premium amortization expense recognized against interest income related to these securities (as we experienced during the fourth quarter of 2011).

Average loans totaling $9.6 billion for the year ended December 31, 2011 increased $133.5 million as compared to 2010 mainly due to increases in our residential mortgage and commercial real estate loan portfolios. The increase in average loan balances during 2011, partially offset by a 3 basis point decline in yield on such loans, contributed to a $4.4 million increase in interest income on a tax equivalent basis for loans for the year ended December 31, 2011 compared with 2010. Average investment securities decreased only $3.5 million in 2011. However, principal repayments on higher yielding securities and securities sold totaled $1.4 billion during 2011 and were mostly reinvested in residential mortgage-backed securities issued by Ginnie Mae and municipal securities classified as held to maturity. The 2011 reinvestments in the mortgage-backed securities and other taxable securities at low current market rates partially offset by higher yielding municipal security purchases, primarily lead to a $6.8 million decrease in interest income on a tax equivalent basis for investment securities as compared to 2010.

Average interest bearing liabilities decreased $79.6 million to $10.3 billion for the year ended December 31, 2011 from the same period in 2010 mainly due to the maturity of higher cost time deposits and long-term FHLB advances. Partially offsetting these decreases was an increase in average savings, NOW, and money market account balances as compared to 2010 mainly due to additional retail deposits generated from our 21 de novo branches opened over the last four year period and other existing branches as household savings appeared to remain strong during 2011. The cost of time deposits, and short-term borrowings and long-term borrowings decreased 16, 9, and 7 basis points, respectively, during 2011 due to the low level of market interest rates throughout the year and, as applicable, the aforementioned maturity of higher cost funds. Additionally, we expect that maturing higher cost time deposits will continue to have some benefit to our interest margin in the first quarter of 2012.

The net interest margin on a tax equivalent basis was 3.75 percent for the year ended December 31, 2011 compared with 3.69 percent for the year ended December 31, 2010. The change was mainly attributable to a decrease in interest rates paid on all interest bearing liabilities, run-off of higher cost time deposits and higher average loan balances, partially offset by lower yields on average investments and loans. The yield on average interest earning assets decreased 7 basis points while average interest rates paid on interest bearing liabilities decreased 13 basis points causing a 6 basis point increase in our net interest margin as compared to the year ended December 31, 2010.

Fourth Quarter 2011. Net interest income on a tax equivalent basis was $120.1 million for the fourth quarter of 2011, a $3.6 million decrease from the third quarter of 2011. The linked quarter decrease was mainly driven by lower yields on average taxable investments and loans caused by the historically low interest rate environment, as well as a $130.2 million decline in average taxable investment balances for the fourth quarter of 2011. Average taxable investment balances declined due to normal repayment activity on higher yielding securities (including accelerated premium amortization on certain mortgage-backed securities) and lower reinvestment in new securities. Alternatively, we used the security repayments to fund higher yielding loan growth and maintained additional excess balances in overnight interest bearing deposits with correspondent banks, primarily the Federal Reserve Bank of New York. Interest income on loans declined during the fourth quarter mainly due to lower rates on refinanced loans and a decrease in both loan prepayment fees and interest recoveries on non-accrual loans.

The net interest margin on a tax equivalent basis was 3.74 percent for the fourth quarter of 2011, a decrease of 12 basis points from 3.86 percent in the linked third quarter of 2011. The yield on average interest earning assets decreased by 17 basis points on a linked quarter basis mainly as a result of lower yields on both average taxable investments and loans caused by the activity described above. The cost of average interest bearing liabilities declined three basis points from the third quarter of 2011 mainly due to a $197.3 million decline in average time deposits caused principally by maturing deposits that were not renewed by customers due to lower rates offered on most of our certificates of deposit products. The maturing deposits contributed to a seven basis point decrease in the cost of the average time deposits during the fourth quarter of 2011. During the fourth quarter of 2011, net interest income on a tax equivalent basis decreased $3.6 million and the net interest margin declined 12 basis points when compared with the third quarter of 2011.

We believe our margin may continue to face the risk of compression into the foreseeable future due to the current low level of interest rates on most interest earning asset alternatives combined with the repricing risk related to large percentage of our interest earning assets with short durations (see the “Interest Rate Sensitivity Analysis” table below). Additionally, our interest income on loans may increase or decrease each period due to prospective yield adjustments resulting from unexpected changes in the actual cash flows from covered loans pools (see discussion under the “Covered Loans” section below). However, we continue to tightly manage our balance sheet and our cost of funds to optimize our returns. During the fourth quarter of 2011, we continued to reduce the interest rates on many of our deposit products, including time deposits, and we were able to lower the interest rates paid on certain modified long-term FHLB borrowings as previously discussed in the “Executive Summary” section above. We have yet to fully realize the benefits of these recent reductions. Although we cannot make any guarantees as to the potential future benefits to our net interest margin, we believe these actions and other asset/liability strategies will partially temper the negative impact of the current interest rate environment. The acquisition and assumption of financial assets and liabilities in connection with the acquisition of State Bancorp on January 1, 2012 is expected to have a positive, but immaterial impact on our net interest margin for the first quarter of 2012.

The following table reflects the components of net interest income for each of the three years ended December 31, 2011, 2010 and 2009:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,608,480	$547,371	5.70%	$9,474,994	$543,017	5.73%	$9,705,909	$561,265	5.78%
Taxable investments (3)	2,615,140	114,784	4.39	2,641,869	123,021	4.66	2,700,744	140,305	5.20
Tax-exempt investments (1)(3)	429,004	17,344	4.04	405,730	15,948	3.93	272,520	14,896	5.47
Federal funds sold and other interest bearing deposits	161,612	402	0.25	157,163	416	0.26	352,473	945	0.27

Total interest earning assets	12,814,236	679,901	5.31	12,679,756	682,402	5.38	13,031,646	717,411	5.51

Allowance for loan losses	(136,432)			(110,776)			(99,716)
Cash and due from banks	366,159			310,908			249,877
Other assets	1,209,732			1,225,837			1,113,420
Unrealized gains (losses) on securities available for sale, net	16,594			13,505			(17,270)

Total assets	$14,270,289			$14,119,230			$14,277,957

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,399,031	$19,876	0.45%	$4,171,782	$19,126	0.46%	$3,836,709	$24,894	0.65%
Time deposits	2,728,354	48,291	1.77	2,897,793	55,798	1.93	3,325,800	93,403	2.81

Total interest bearing deposits	7,127,385	68,167	0.96	7,069,575	74,924	1.06	7,162,509	118,297	1.65
Short-term borrowings	192,392	1,154	0.60	194,587	1,345	0.69	270,776	4,026	1.49
Long-term borrowings (4)	2,964,555	129,692	4.37	3,099,807	137,791	4.45	3,152,515	140,547	4.46

Total interest bearing liabilities	10,284,332	199,013	1.94	10,363,969	214,060	2.07	10,585,800	262,870	2.48

Non-interest bearing deposits	2,611,207			2,428,089			2,251,784
Other liabilities	63,811			56,394			97,583
Shareholders’ equity	1,310,939			1,270,778			1,342,790

Total liabilities and shareholders’ equity	$14,270,289			$14,119,230			$14,277,957

Net interest income/interest rate spread (5)		480,888	3.37%		468,342	3.31%		454,541	3.03%

Tax equivalent adjustment		(6,077)			(5,590)			(5,227)

Net interest income, as reported		$474,811			$462,752			$449,314

Net interest margin (6)			3.71%			3.65%			3.45%
Tax equivalent effect			0.04			0.04			0.04

Net interest margin on a fully tax equivalent basis (6)			3.75%			3.69%			3.49%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$7,618	$(3,264)	$4,354	$(13,266)	$(4,982)	$(18,248)
Taxable investments	(1,234)	(7,003)	(8,237)	(3,003)	(14,281)	(17,284)
Tax-exempt investments*	932	464	1,396	5,982	(4,930)	1,052
Federal funds sold and other interest bearing deposits	12	(26)	(14)	(517)	(12)	(529)

Total increase (decrease) in interest income	7,328	(9,829)	(2,501)	(10,804)	(24,205)	(35,009)

Interest expense:
Savings, NOW and money market deposits	1,030	(280)	750	2,028	(7,796)	(5,768)
Time deposits	(3,152)	(4,355)	(7,507)	(10,923)	(26,682)	(37,605)
Short-term borrowings	(15)	(176)	(191)	(924)	(1,757)	(2,681)
Long-term borrowings and junior subordinated debentures	(5,942)	(2,157)	(8,099)	(2,344)	(412)	(2,756)

Total decrease in interest expense	(8,079)	(6,968)	(15,047)	(12,163)	(36,647)	(48,810)

Increase (decrease) in net interest income	$15,407	$(2,861)	$12,546	$1,359	$12,442	$13,801

*	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Trust and investment services	$7,523	$7,665	$6,906
Insurance commissions	15,627	11,334	10,224
Service charges on deposit accounts	22,610	25,691	26,778
Gains on securities transactions, net	32,068	11,598	8,005
Net impairment losses on securities recognized in earnings	(19,968)	(4,642)	(6,352)
Trading gains (losses), net:
Trading securities	1,015	(1,056)	5,394
Junior subordinated debentures carried at fair value	1,256	(5,841)	(15,828)

Total trading gains (losses), net	2,271	(6,897)	(10,434)
Fees from loan servicing	4,337	4,919	4,839
Gains on sales of loans, net	10,699	12,591	8,937
Gains on sales of assets, net	426	619	605
Bank owned life insurance	7,380	6,166	5,700
Change in FDIC loss-share receivable	13,403	6,268	—
Other	15,921	16,015	17,043

Total non-interest income	$112,297	$91,327	$72,251

Non-interest income represented 14 percent and 12 percent of total interest income plus non-interest income for 2011 and 2010, respectively. For the year ended December 31, 2011, non-interest income increased $21.0 million compared with 2010 mainly due to increases in the net gains on securities transactions, net trading gains and other income recognized for the change in the FDIC loss-share receivable due to post-acquisition items, partially offset by an increase in other-than-temporary impairment charges recognized in earnings during 2011.

Insurance commissions increased $4.3 million for the year ended December 31, 2011 as compared to 2010 mainly due to additional commissions generated from our subsidiary’s insurance agency asset acquisition during December 2010. See Note 2 to the consolidated financial statements for more details on this business combination.

Service charges on deposit accounts decreased $3.1 million to $22.6 million for 2011 as compared to 2010 mainly due to a decrease in non-sufficient funds charges and overdraft protection fees. The decline in these fees reflects both better account management by our customers caused, in part, by economic uncertainty and higher savings rates, and new regulatory restrictions on overdraft charges enacted by the Federal Reserve in July 2010. The new regulations prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. Many of our customers did “opt in” to our standard overdraft practice since the rule took effect, which helped partially mitigate the negative impact of this rule change on our service charge fees. However, we can provide no assurance that the change in regulation will not reduce our ability to generate these fees in future periods.

Net gains on securities transactions increased $20.5 million to $32.1 million for the year ended December 31, 2011 as compared to $11.6 million for 2010. The increase was mainly due to gains on the sale of certain residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises totaling $320.7 million and $257.4 million, respectively, classified as available for sale during 2011. We elected to sell these securities based on a total rate of return analysis for each security based on their increased risk of accelerated prepayment due to the low level of market interest rates and the U.S. Government’s modification and extension of the Home Affordable Refinance Program (“HARP”) program designed to allow certain qualifying borrowers with low home values to refinance their mortgages. Additionally, the sales of the Freddie Mac and Fannie Mae residential mortgage-backed securities reduced our exposure to these government sponsored enterprises, and allowed us to reinvest the net proceeds mainly in Ginnie Mae mortgage-backed securities, which are fully guaranteed by the U.S. Government and do not require related regulatory capital to be held by our bank subsidiary.

Net impairment losses on securities increased $15.3 million to $20.0 million for the year ended December 31, 2011 as compared to $4.6 million in 2010 primarily due to the impairment of trust preferred securities issued by one bank holding company during the fourth quarter of 2011. See the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements for further details on our investment securities impairment analysis and the other than temporarily impaired securities impacting the net impairment losses on securities reflected in the table above.

Net trading gains and losses primarily represent the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio and the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value. Net trading gains increased $9.2 million to a gain of $2.3 million for the year ended December 31, 2011 as compared to a $6.9 million loss for 2010 mainly due to the non-cash mark to market adjustments on our trust preferred debentures carried at fair value. See Note 3 to the consolidated financial statements for a full description of the valuation techniques that were used to mark to market our trading securities and debentures carried at fair value.

Net gains on sales of loans decreased $1.9 million to $10.7 million during the year ended December 31, 2011 as compared to $12.6 million in gains recognized during 2010. The decrease was primarily due to a total gain of $3.9 million recognized on the sale of approximately $83 million of conforming residential mortgage loans transferred from our loan portfolio to loans held for sale during the third quarter of 2010. The decision to sell these loans was based on the likelihood that such loans would prepay in the short-term due to the low level of market interest rates. Additionally, we elected to hold a greater percentage of our mortgage loan originations for investment purposes rather than selling them in the secondary market during 2011, reducing our ability to generate gains on sales of loans during the period. See further discussion of our 2011 residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. Valley recognized approximately $13.4 million and $6.3 million in non-interest income for the years ended December 31, 2011 and 2010, respectively, largely due to additional estimated credit losses on the covered loan pools during both periods. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 5 to the consolidated financial statements for further details.

In June 2011, the FRB approved a final debit card interchange rule that caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. The FRB also approved an interim final rule that allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The final and interim final rules on the pricing and routing restrictions, commonly referred to as the “Durbin Amendment,” became effective on October 1, 2011. Other non-interest income includes debit card interchange fees of approximately $5.1 million for the year ended December 31, 2011 as compared to $5.8 million for 2010. During the fourth quarter of 2011, our debit card interchange fees declined $880 thousand as compared to the third quarter of 2011 mainly due to the implementation of the Durbin Amendment rules. Although debit card interchange fees vary based on our customer activity levels, we expect the new regulation to reduce such fees by $3.0 million to $3.5 million on an annual basis.

See the “Results of Operations—2010 Compared to 2009” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2009 to 2010.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Salary and employee benefits expense	$176,307	$176,106	$163,746
Net occupancy and equipment expense	64,364	61,765	58,974
FDIC insurance assessment	12,759	13,719	20,128
Amortization of other intangible assets	9,315	7,721	6,887
Professional and legal fees	15,312	10,137	7,907
Advertising	8,373	4,052	3,372
Other	50,158	44,182	45,014

Total non-interest expense	$336,588	$317,682	$306,028

Non-interest expense increased $18.9 million to $336.6 million for the year ended December 31, 2011 from $317.7 million for 2010. The increase in 2011 was mainly attributable to increases in professional and legal fees, other non-interest expense, advertising expense, and net occupancy and equipment expense.

Net occupancy and equipment expense increased $2.6 million to $64.4 million for the year ended December 31, 2011 as compared to $61.8 million for 2010. The increase was mainly due to higher seasonal maintenance and building repairs mostly during the first quarter of 2011, higher depreciation expense and additional expenses related to one de novo branch opened in 2011, partially offset by the expense reductions related to the closure of five branch offices located in New Jersey during 2011 and the full year cost savings related to the closure of five of seven branches acquired in FDIC-assisted transactions in the second quarter of 2010. The customer service for the closed branches was transferred to existing Valley branches within very close proximity of each location.

Amortization of other intangible assets primarily consists of amortization related to loan servicing rights (largely generated from loan servicing that we retained on residential mortgage loan originations sold to Freddie Mac and Fannie Mae); amortization of core deposits, customer lists and covenants not to compete obtained through acquisitions; and net impairment charges or recoveries related to valuation allowances established for certain stratified groups of loan servicing rights (See Notes 1, 8 and 9 to the consolidated financial statements for more information). Amortization of other intangible assets increased by $1.6 million in 2011 largely due to the recognition of $1.5 million in impairment charges, net of recoveries, on certain loan servicing rights during 2011 as compared to $551 thousand during 2010. Additionally, the 2011 period includes $416 thousand of additional amortization mainly related to customer lists and covenants not to compete acquired by the Bank’s insurance subsidiary in an agency asset acquisition during December 2010. See Note 2 to the consolidated financial statements for more details on this 2010 acquisition.

Professional and legal fees increased $5.2 million during 2011 as compared to 2010. This increase was mainly due to general increases in legal expenses related to assets acquired in the two FDIC-assisted transactions in March 2010, $1.6 million in fees related to our acquisition of State Bancorp completed on January 1, 2012, as well as increases from other general corporate matters during 2011.

Advertising expense increased $4.3 million to $8.4 million for the year ended December 31, 2011 as compared to $4.1 million in 2010 mainly due to our expanded use of television and radio ad campaigns to promote better name recognition throughout our primary markets, as well as our residential mortgage refinance programs by state. We expect advertising expense to remain elevated in the future periods as we continue to promote Valley and our lending operations, including our one price residential mortgage refinance programs in New Jersey, New York and Pennsylvania.

Other non-interest expense increased $6.0 million for the year ended December 31, 2011 from $44.2 million in 2010 partly due to general increases in several items within this category and a $1.5 million increase in other real estate owned (“OREO”) expenses and other expenses related to assets acquired in the two FDIC-assisted transactions. The increase was also related to the valuation write downs of $479 thousand and $838 thousand relating to a repossessed aircraft and an OREO commercial property, respectively, in 2011.

Over the last several years, we have maintained a branch expansion plan which focuses on expanding our presence in the New Jersey counties and towns neighboring our current office locations, as well as in New York City boroughs of Manhattan, Brooklyn and Queens. We opened three de novo branches during the past two years, excluding the branches acquired in the FDIC-assisted transactions. Also in 2010, we opened our first residential mortgage loan production office in eastern Pennsylvania, in an effort to expand outside of our normal markets within New Jersey and New York City. Generally, new branches and loan production offices add future franchise value; however, for new branches the additional operating costs and capital requirements normally have a negative impact on non-interest expense and net income for several years until such operations become individually profitable.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. Our efficiency ratio for the year ended December 31, 2011 was 57.33 percent and remained relatively unchanged as compared to 2010. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance, and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

See the “Results of Operations—2010 Compared to 2009” section below for the discussion and analysis of changes in our non-interest expense from 2009 to 2010.

Income Taxes

Income tax expense was $63.5 million for the year ended December 31, 2011, reflecting an effective tax rate of 32.2 percent, compared with $55.8 million for the year ended December 31, 2010, reflecting an effective tax rate of 29.8 percent. The effective tax rate increased by 2.4 percent as compared to 2010 largely due to a one-time tax provision of $8.5 million related to a change in state tax law during the second quarter of 2011, partially offset by our increased investment in additional tax credits during 2011.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For 2012, we anticipate that our effective tax rate will approximate 32 percent.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. See Note 21 to the consolidated financial statements for segments’ financial data.

Consumer lending. This segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio, which including covered loans represented 23.5 percent of our loan portfolio at December 31, 2011, is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 7.9 percent of total loans at December 31, 2011) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average interest earning assets in this segment increased $73.0 million to approximately $3.4 billion for the year ended December 31, 2011 as compared to 2010. The increase was mainly due to the strong growth in our non-covered residential mortgage loans caused by the sustained low level of market interest rates during 2011, our aggressive promotion of our mortgage refinance programs, and our decision to hold for investment many of our new loan originations rather than sell them into the secondary market based on the current yields available on other investment alternatives and the composition of our balance sheet. The increase in residential mortgage loans was partially offset by lower automobile and home equity loan balances which have declined throughout most of the past two years for several reasons, including the weak economy, high unemployment, and strong competition for quality loan credits.

Income before income taxes generated by the consumer lending segment decreased $13.1 million to $51.2 million for the year ended December 31, 2011 as compared to 2010. The decrease was mainly a result of declines totaling $6.7 million and $5.1 million in non-interest income and net interest income, respectively, in 2011. Net interest income decreased due to the negative impact of the lower yields on new and renewed loans during 2011 despite being partially offset by the positive impact of higher average loan balances and a decrease in our cost of funds. Additionally, non-interest expense and internal transfer expense increased $7.1 million and $2.0 million, respectively, during 2011 as compared to 2010. The negative impact of these items was partially offset by a $7.8 million decline in the provision for loan losses as compared to year ended December 31, 2010 due, in part, to lower levels of loan charge-offs caused by our high underwriting standards, as well a strong used car market in 2011 supporting repossessed auto valuations coupled with the aforementioned declines in automobile and home equity loan portfolios.

The net interest margin for the segment decreased 23 basis points to 3.66 percent for 2011 as a result of a 36 basis point decrease in interest yield on average loans due to the sustained low level of market interest rates, partially offset by a 13 basis point decrease in cost associated with our funding sources. The decrease in our cost of funds was mainly due to the maturity of higher cost time deposits and long-term FHLB advances, and lower interest rates on all renewed time deposits and other interest bearing deposits outstanding during 2011.

Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $83.7 million of covered loans, totaled approximately $2.0 billion and represented 20.0 percent of the total loan portfolio at December 31, 2011. Commercial real estate loans and construction loans, including $167.6 million of covered loans, totaled $4.2 billion and represented 42.4 percent of the total loan portfolio at December 31, 2011.

Average interest earning assets in this segment increased $60.5 million to $6.2 billion for the year ended December 31, 2011 as compared to 2010. This increase mainly reflects higher commercial real estate loan volumes due to our increased emphasis on co-op and multifamily loan lending in our markets, as well as a moderate increase in loan demand from our existing commercial customers as compared to year ended December 31, 2010.

For the year ended December 31, 2011, income before income taxes for the commercial lending segment increased $16.2 million to $110.1 million compared to 2010 primarily due to increases in net interest income and non-interest income, partially offset by an increase in the provision for loan losses and non-interest expense. Higher average loan balances, increased yields on loans, and a lower cost of funds all contributed to a $27.7 million increase in net interest income as compared to the 2010 period. The provision for loan losses increased $11.7 million during 2011 largely due to a $15.1 million increase in the provision for covered loans caused by additional estimated credit losses on certain covered loan pools acquired in the FDIC-assisted transactions during March 2010, as well as higher loan charge-offs primarily in the non-covered commercial real estate portfolio. Non-interest income increased approximately $9.1 million to $17.0 million for 2011 as compared to $7.9 million for 2010 mainly due to an $8.0 million increase in income related to post acquisition adjustments to our FDIC loss-share receivable based on the experience of our covered loan pools. See additional information in Note 5 to the consolidated financial statements.

The net interest margin for this segment increased 40 basis points to 4.64 percent during 2011 mainly as a result of a 27 basis point increase in the yield on average loans and a 13 basis point decrease in the cost of our funding sources as compared to 2010. The return on average interest earning assets before income taxes was 1.77 percent for 2011 compared to 1.53 percent for the prior year period.

Investment management. The investment management segment generates a large portion of our income through investments in various types of securities. These securities are mainly comprised of fixed rate investments, trading securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies.

The fixed rate investments are one of Valley’s assets that are least sensitive assets to changes in market interest rates. However, a sizeable portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of our balance sheet (see the “Asset/Liability Management” section below for further analysis). Net gains and losses on the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

Average investments remained relatively unchanged during 2011 as compared with the same period one year ago. Principal repayments on higher yielding securities and securities sold during 2011 were mostly reinvested in residential mortgage-backed securities issued by Ginnie Mae and municipal securities classified as held to maturity.

For the year ended December 31, 2011, income before income taxes for the investment management segment decreased $9.2 million to $42.1 million compared to $51.3 million for the same period of 2010 primarily due to a $10.1 million decline in net interest income, partially offset by a $1.2 million increase in non-interest income. The segment’s net interest income was negatively impacted by normal principal paydowns and sales of certain higher yielding securities mostly replaced with lower yielding residential mortgage-backed securities and other taxable securities which were only partially offset by higher yielding municipal security purchases.

The net interest margin for the segment decreased 32 basis points to 2.72 percent during the year ended December 31, 2011 as compared to the same period one year ago as a result of a 45 basis point decrease in the yield on investments, partially offset by a 13 basis point decrease in the cost associated with our funding sources. The return on average interest earning assets before income taxes was 1.31 percent for 2011 compared to 1.60 percent for the prior year period.

Corporate and other adjustments. The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net trading and securities gains (losses), and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to certain subordinated notes, as well as income and expense from derivative financial instruments.

The pre-tax net loss for the corporate segment decreased $16.5 million to $6.1 million for the year ended December 31, 2011 from a $22.6 million for the same period one year ago driven by a $17.4 million increase in non-interest income. The increase in non-interest income was mainly due to an increase in net gains on securities transactions and net trading gains. Net gains on securities transactions increased $20.5 million largely due to the sale of certain residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises with increased prepayment risk during 2011. Net trading gains increased approximately $9.2 million primarily due to the effect of the mark to market valuation of our junior subordinated debentures carried at fair value and our small portfolio of trading securities. The positive effect of these items was partially negated by a $15.3 million increase in net impairment losses on securities primarily related to other-than-temporary impairment charges on trust preferred securities issued by one bank holding company. See the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements for further details.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2011. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2011. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2011. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2011 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2011. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2011.

The following table reflects management’s expectations of the change in our net interest income over the next twelve- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$ 11,463	2.65%
+100	3,758	0.87
-100	(774)	(0.18)

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

As noted in the table above, we are more susceptible to an increase in interest rates under a scenario with an immediate parallel change in the level of market interest rates than a decrease in interest rates under the same assumptions. A 100 basis point immediate increase in interest rates is projected to moderately increase net interest income over the next twelve months by 0.87 percent. Our lack of balance sheet sensitivity to such a move in interest rates, is slightly lower due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis points immediate increase scenario in our simulation. Additional information regarding our use of these prime rates is located under the “Net Interest Income” section above. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Our interest rate caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates. Our interest rate swaps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate. We have cash flow hedge interest rate caps with a $300 million notional value, which protect us from upward increases in interest rates on certain deposits and short-term borrowings. During the third quarter of 2011, two of the cash flow hedge interest rate swaps with a notional amount of $200 million began to pay fixed and receive floating rates. The other two swaps totaling $100 million will begin to pay fixed and receive floating rates in July 2012. The floating rate leg of the transaction is indexed to the U.S. prime rate as reported by The Wall Street Journal. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the current low level of interest rates, the strike rate of these instruments, and the forward effective date applicable to the swaps, the cash flow hedge interest rate caps and swaps are expected to have little immediate impact over the next twelve month period on our net interest income. See Note 15 to the consolidated financial statements for further details on our derivative transactions.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2011 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2012	2013	2014	2015	2016	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.25%	$6,483	$—	$—	$—	$—	$—	$6,483	$6,483
Investment securities held to maturity	3.89	705,072	285,720	171,346	99,661	53,644	643,473	1,958,916	2,027,197
Investment securities available for sale	4.34	242,103	75,291	50,222	29,071	14,202	155,631	566,520	566,520
Trading securities	8.23	—	—	—	—	—	21,938	21,938	21,938
Loans held for sale	3.83	25,169	—	—	—	—	—	25,169	25,169
Loans	5.21	4,178,972	1,573,448	1,097,059	801,697	644,984	1,503,481	9,799,641	9,779,319

Total interest sensitive assets	4.35%	$5,157,799	$1,934,459	$1,318,627	$930,429	$712,830	$2,324,523	$12,378,667	$12,426,626

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.29%	$1,497,456	$845,008	$845,008	$400,883	$200,441	$601,325	$4,390,121	$4,390,121
Time	1.68	1,470,791	256,536	261,530	154,307	166,276	191,944	2,501,384	2,557,119
Short-term borrowings	0.25	212,849	—	—	—	—	—	212,849	215,179
Long-term borrowings	4.00	28,000	26,000	—	400,000	414,500	1,857,599	2,726,099	3,154,150
Junior subordinated debentures	7.65	—	—	—	—	—	185,598	185,598	186,098

Total interest sensitive liabilities	1.78%	$3,209,096	$1,127,544	$1,106,538	$955,190	$781,217	$2,836,466	$10,016,051	$10,502,667

Interest sensitivity gap		$1,948,703	$806,915	$212,089	$(24,761)	$(68,387)	$(511,943)	$2,362,616	$1,923,959

Ratio of interest sensitive assets to interest sensitive liabilities		1.61:1	1.72:1	1.19:1	0.97:1	0.91:1	0.82:1	1.24:1	1.18:1

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2011 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, we used prepayment and decay rates to estimate deposit runoff.

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

The total gap re-pricing within one year as of December 31, 2011 was a positive $1.9 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.61:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2011 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2010. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2011. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2011 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

Liquidity

Bank Liquidity. Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is monitored by our Asset/Liability Management Committee and the Investment Committee of the Board of Directors of Valley National Bank (the “Bank”), which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize our dependence on volatile and potentially unstable funding markets.

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at December 31, 2011.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid ), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.2 billion, representing 9.80 percent of earning assets, at December 31, 2011 and $1.6 billion, representing 12.6 percent of earning assets, at December 31, 2010. The decrease in liquid assets in 2011 is largely due to the reduction in the investment securities available for sale portfolio during 2011. Of the $1.2 billion of liquid assets at December 31, 2011, approximately $389 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $687 million in principal from securities in the total investment portfolio during 2012 due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2011) are projected to be approximately $3.5 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.6 billion and $8.3 billion for the years ended December 31, 2011 and 2010, respectively, representing 67.0 percent and 65.8 percent of average earning assets at December 31, 2011 and 2010, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2011:

2011
(in thousands)
Less than three months	$226,835
Three to six months	155,267
Six to twelve months	211,947
More than twelve months	479,674

Total	$1,073,723

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2011, our borrowing capacity under the Fed’s discount window was approximately $880 million.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”). Our short-term borrowings increased $20.5 million to $212.8 million at December 31, 2011 as compared to $192.3 million at December 31, 2010 mainly as a result of an increase in repos. At December 31, 2011, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$177,232	$184,021	$203,585
Maximum outstanding at any month-end during the period	212,849	186,633	215,182
Balance outstanding at end of period	212,849	183,295	206,542
Weighted average interest rate during the period	0.45%	0.72%	0.91%
Weighted average interest rate at the end of the period	0.25	0.47	0.67

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts. These cash needs are routinely satisfied by dividends collected from the Bank, along with cash flows from investment securities held at the holding company. Projected cash flows from these sources are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as potential borrowed funds from outside sources. In the event Valley would exercise the right to defer payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities, Valley would be unable to pay dividends on its common stock until the deferred payments are made.

As part of our on-going asset/liability management strategies, Valley could use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures issued to VNB Capital Trust I, using Valley’s own funds and/or dividends received from the Bank, as well as new borrowed funds or capital issuances.

Investment Securities Portfolio

Securities are classified as held to maturity and carried at amortized cost when Valley has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity, and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss, net of tax. Available for sale securities are not considered trading account securities, but rather are securities which may be sold on a non-routine basis. Securities classified as trading are held primarily for sale in the short term or as part of our balance sheet management strategies and are carried at fair value, with unrealized gains and losses included immediately in the net trading gains and losses category of non-interest income. Valley determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.

At December 31, 2011, our investment portfolio was comprised of U.S Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 17 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), corporate bonds (most of which were purchased prior to the financial crisis in 2008 and 2009) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities, equity securities, and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the persistently economic conditions and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

Investment securities at December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Held to maturity
U.S. Treasury securities	$100,018	$100,161	$—
Obligations of states and political subdivisions	433,284	387,280	313,360
Residential mortgage-backed securities	1,180,104	1,114,469	936,385
Trust preferred securities	193,312	269,368	281,836
Corporate and other debt securities	52,198	52,715	52,807

Total investment securities held to maturity (amortized cost)	$1,958,916	$1,923,993	$1,584,388

Available for sale
U.S. Treasury securities	$—	$163,810	$276,285
U.S. government agency securities	90,748	88,800	—
Obligations of states and political subdivisions	20,214	29,462	33,411
Residential mortgage-backed securities	310,137	610,358	940,505
Trust preferred securities	63,858	41,083	36,412
Corporate and other debt securities	39,610	53,961	19,042

Total debt securities	524,567	987,474	1,305,655
Equity securities	41,953	47,808	46,826

Total investment securities available for sale (fair value)	$566,520	$1,035,282	$1,352,481

Trading
Trust preferred securities	$21,938	$31,894	$32,950

Total trading securities (fair value)	$21,938	$31,894	$32,950

Total investment securities	$2,547,374	$2,991,169	$2,969,819

As of December 31, 2011, our investment securities classified as available for sale decreased $468.8 million to $566.5 million as compared to December 31, 2010. The decrease was mainly driven by sales of certain residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises totaling $320.7 million and $257.4 million, respectively, as well as maturities and sales of all U.S Treasury securities classified as available for sale that were previously held at December 31, 2010. During 2011, many of the residential mortgage-backed securities were sold due to increased prepayment risk that may result from the low level of mortgage interest rates and the U.S. Government’s modification and extension of the HARP program through December 31, 2013. The HARP program is designed to allow many homeowners to refinance into low mortgage interest rates even if their property has decreased in value, and to help bolster the economic recovery. The HARP program was also extended until December 31, 2013. Additionally, we continued to lower our exposure to Freddie Mac and Fannie Mae during 2011, as it is an asset class we are currently not interested in maintaining, and increased our holdings of residential mortgage-backed securities issued by Ginnie Mae, which are fully guaranteed by the U.S. Government.

At December 31, 2011, we had $1.2 billion and $310.1 million of residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively. Approximately 97 percent and 57 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The residential mortgage-backed securities also include $2.6 million and $72.7 million of private label mortgage-backed securities classified as held to maturity and available for sale, respectively. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2011 was issued by either Freddie Mac or Fannie Mae.

Our trading securities portfolio consisted of 3 and 4 single-issuer bank trust preferred securities at December 31, 2011 and 2010, respectively. During 2011, one trading security was called for early redemption.

The following table presents the maturity distribution schedule with its corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2011:

	0-1 year		1-5 years		5-10 years		over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)

	($ in thousands)
Held to maturity (1)
U.S. Treasury securities	$—	—%	$—	—%	$66,597	3.25%	$33,421	3.70%	$100,018	3.40%
Obligations of states and political subdivisions (3)	129,498	2.12	16,555	5.27	107,653	5.30	179,578	5.26	433,284	4.33
Residential mortgage-backed securities (4)	—	—	12	10.50	10,157	4.62	1,169,935	3.12	1,180,104	3.13
Trust preferred securities	—	—	—	—	—	—	193,312	6.94	193,312	6.94
Corporate and other debt securities	25	6.55	28,191	5.87	15,000	8.50	8,982	7.39	52,198	6.88

Total	$129,523	2.12%	$44,758	5.65%	$199,407	4.82%	$1,585,228	3.86%	$1,958,916	3.89%

Available for sale
U.S. government agency securities	$—	—%	$—	—%	$55,681	1.43%	$35,067	3.34%	$90,748	2.17%
Obligations of states and political subdivisions (3)	455	5.59	1,748	7.45	15,371	2.08	2,640	13.71	20,214	4.14
Residential mortgage-backed securities (4)	105	6.97	4,132	6.08	45,165	5.11	260,735	4.17	310,137	4.34
Trust preferred securities	—	—	—	—	—	—	63,858	1.84	63,858	1.84
Corporate and other debt securities	—	—	802	2.72	26,209	4.83	12,599	4.68	39,610	4.74

Total (5)	$560	5.85%	$6,682	6.03%	$142,426	3.29%	$374,899	3.78%	$524,567	3.68%

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

Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the current authoritative accounting guidance, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, we have to first consider (i) whether we intend to sell the security, and (ii) whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but we do not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (i) the amount related to credit loss, and (ii) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, we compare the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income or loss. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income or loss. The amount of an additional other-than-temporary impairment related to credit losses recognized during the period may be recorded as a reclassification adjustment from the accumulated other comprehensive loss. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. To determine whether a security’s impairment is other-than-temporary, Valley considers several factors that include, but are not limited to the following:

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

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not we expect to collect all contractual cash flows. See “Other-Than-Temporary Impairment Analysis” section of Note 4 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2011:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity
Investment grades*
AAA Rated	$1,406,207	$71,324	$(161)	$1,477,370
AA Rated	160,572	11,690	(1)	172,261
A Rated	49,212	1,226	(99)	50,339
BBB Rated	148,969	7,868	(3,144)	153,693
Non-investment grade	19,464	—	(6,362)	13,102
Not rated	174,492	812	(14,872)	160,432

Total investment securities held to maturity	$1,958,916	$92,920	$(24,639)	$2,027,197

Available for sale
Investment grades*
AAA Rated	$319,374	$12,777	$(243)	$331,908
AA Rated	12,303	1,183	(1)	13,485
A Rated	43,425	1,141	(9,770)	34,796
BBB Rated	74,103	666	(11,297)	63,472
Non-investment grade	80,823	1,185	(5,465)	76,543
Not rated	68,809	476	(22,969)	46,316

Total investment securities available for sale	$598,837	$17,428	$(49,745)	$566,520

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes investments with non-investment grade ratings with amortized costs and unrealized losses totaling $19.5 million and $6.4 million, respectively, at December 31, 2011. The unrealized losses for this category mostly relate to one single-issuer trust preferred security and one corporate debt security. The held to maturity portfolio also includes $174.5 million in investments not rated by the rating agencies with aggregate unrealized losses of $14.9 million at December 31, 2011. The unrealized losses for this category relate mainly to 5 single-issuer bank trust preferred securities with a combined amortized cost of $45.9 million. All single-issuer bank trust preferred and corporate debt securities classified as held to maturity, including the aforementioned seven securities, are paying in accordance with their terms, have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2011, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $80.8 million and $76.5 million, respectively, at December 31, 2011. The $5.5 million in unrealized losses for this category mainly relate to 5 private label mortgage-backed securities and 2 pooled trust preferred securities. Six of the seven securities were initially found to be other-than-temporarily impaired prior to 2011, while one of the private label mortgage-backed securities was impaired for the first time at December 31, 2011. The available for sale portfolio also includes investments not rated by the rating agencies totaling $68.8 million with aggregate unrealized losses of $23.0 million at December 31, 2011. The unrealized losses for this category almost entirely are attributable to trust preferred securities issued by one bank holding company that were other-than-temporarily impaired and transferred from the held to maturity portfolio to available for sale portfolio at December 31, 2011. See the “Other-than-Temporarily Impaired Securities” section below and Note 4 to the consolidated financial statements for further details.

Other-than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section of this MD&A and Note 1 to the consolidated financial statements for further discussion of this policy.

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(in thousands)
Held to maturity
Trust preferred securities	$18,314	$—	$—
Available for sale
Residential mortgage-backed securities	829	2,265	5,735
Trust preferred securities	825	2,377	183
Equity securities	—	—	434

Net impairment losses on securities recognized in earnings	$19,968	$4,642	$6,352

Impaired Trust Preferred Securities. During the fourth quarter of 2011, Valley recognized credit impairment charges totaling $18.3 million related to the trust preferred securities of two issuances by one bank holding company, which were classified as held to maturity. In August and October of 2009, the issuer was required to defer its scheduled interest payments on each respective security issuance based upon an operating agreement with its bank regulators. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders, and at the holding company level it reported cash and cash equivalents in excess of the cumulative amount of accrued but unpaid interest owed on all of its junior subordinated debentures related to trust preferred securities. Additionally, the issuer reported that it raised new common capital and increased all its bank regulatory risk ratios, and that it has consistently met the minimum well-capitalized requirements (each quarter) since the date of the interest deferral on both issuances. However, in assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the “Other-Than-Temporary Impairment Analysis” section above. While the issuer has reported reasonably consistent financial performance in its recent regulatory filings, Valley lengthened its estimate of the timeframe over which it could reasonably anticipate receiving the expected cash flows and, as a result, concluded that the securities were other-than-temporarily impaired at December 31, 2011. The total impairment loss of $41.2 million on these securities consisted of the aforementioned $18.3 million attributable to credit and $22.9 million attributable to factors other than credit.

After recognition of the credit impairment charges, the trust preferred securities had a combined amortized cost of $46.4 million and a fair value of $23.5 million at December 31, 2011. In connection with its impairment analysis at year end 2011, Valley determined that it no longer had a positive intent to hold these securities to their maturity due to the significant decline in the securities’ fair value caused by the deterioration in the creditworthiness of the issuer. As a result, these securities were transferred from the held to maturity portfolio to the available for sale portfolio at December 31, 2011. However, Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

The other-than-temporary impairment charges on trust preferred securities classified as available for sale reported in the table above all relate to two pooled trust preferred securities with a combined amortized cost and fair value of $5.4 million and $3.7 million, respectively, at December 31, 2011, after recognition of all credit impairments. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities.

All of the impaired trust preferred securities discussed above are not accruing interest as of December 31, 2011. As disclosed in Note 1, Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Impaired Residential Mortgage-Backed Securities. During 2011, Valley recognized an initial impairment charge of $829 thousand on one of the 17 individual private label mortgage-backed securities classified as available for sale at December 31, 2011. Five other private label mortgage-backed securities were impaired during 2010. Of the five securities impaired during 2010, four were also impaired during 2009 and responsible for the total other-than-temporary impairment losses on residential mortgage-backed securities for 2009 in the table above. At December 31, 2011, the six impaired private label mortgage-backed securities had a combined amortized cost of $52.3 million and fair value of $50.2 million, respectively. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations. See the “Other-Than-Temporary Impairment Analysis” section above for further details regarding the impairment analysis of residential mortgage-backed securities.

Impaired Equity Securities. During the year ended December 31, 2009, Valley recognized other-than-temporary impairment charges of $434 thousand on equity securities classified as available for sale, which relates to one common equity security issued by a bank. The impairment was recognized based on the length of time and the severity of the difference between the security’s book value and its observable market price and the security’s near term prospects for recovery. At December 31, 2011, the security had a carrying value of $940 thousand and an unrealized gain of $217 thousand.

Loan Portfolio

The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Non-covered loans
Commercial and industrial	$1,878,387	$1,825,066	$1,801,251	$1,965,372	$1,563,150
Commercial real estate:
Commercial real estate	3,574,089	3,378,252	3,500,419	3,324,082	2,370,345
Construction	411,003	428,232	440,046	510,519	402,806

Total commercial real estate	3,985,092	3,806,484	3,940,465	3,834,601	2,773,151

Residential mortgage	2,285,590	1,925,430	1,943,249	2,269,935	2,063,242
Consumer:
Home equity	469,604	512,745	566,303	607,700	554,830
Automobile	772,490	850,801	1,029,958	1,364,343	1,447,838
Other consumer	136,634	88,614	88,845	101,739	94,010

Total consumer loans	1,378,728	1,452,160	1,685,106	2,073,782	2,096,678

Total non-covered loans	9,527,797	9,009,140	9,370,071	10,143,690	8,496,221

Covered loans (1)	271,844	356,655	—	—	—

Total loans (2)	$9,799,641	$9,365,795	$9,370,071	$10,143,690	$8,496,221

As a percent of total loans:
Commercial and industrial	19.2%	19.5%	19.2%	19.4%	18.4%
Commercial real estate	40.6	40.6	42.1	37.8	32.6
Residential mortgage	23.3	20.6	20.7	22.4	24.3
Consumer loans	14.1	15.5	18.0	20.4	24.7
Covered loans	2.8	3.8	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)

Total loans are net of unearned discount and deferred loan fees totaling $7.5 million, $9.3 million, $8.7 million, $4.8 million, and $3.5 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $518.7 million to $9.5 billion at December 31, 2011 from December 31, 2010. The increase was mainly attributable to growth in residential mortgage, commercial real estate (including construction), commercial and industrial, and other consumer loans of $360.2 million, $178.6 million, $53.3 million, and $48.0 million respectively, partially offset by decreases of $78.3 million and $43.1 million in automobile and home equity loans, respectively.

Commercial and industrial loans increased from December 31, 2010 largely due to a $37.0 million short-term loan to State Bancorp. The funds were used by State Bancorp to repurchase all of its Series A Preferred Stock issued under the Treasury’s Capital Purchase Program prior to being acquired by Valley effective January 1, 2012. The loan was subsequently eliminated at the acquisition date. Exclusive of the merger related loan, soft loan demand for most of the year coupled with strong competition for quality credits challenged our ability to achieve significant loan growth in this category during 2011. Additionally, many of our stronger borrowers used their liquidity to prepay loans rather than earn nominal interest on their excess funds in the current low interest rate environment. Although, we have seen pockets of loan growth opportunities in our primary markets, the low level of interest rates and strong competition for quality credits may continue to challenge the level of our organic commercial loan growth into the foreseeable future.

Total commercial real estate loans, including construction loans, increased from December 31, 2010 to $4.0 billion at December 31, 2011. The increase was primarily caused by our stronger focus on co-op and multifamily loan lending in our primary markets during 2011, coupled with a slight increase in non-construction loan demand mainly from existing borrowers. However, our construction loans continued to paydown during the year, as loan demand has remained tepid due to the slow economic recovery and slumping new housing markets.

The increase in residential mortgage loans during 2011 was mainly due to the success of our affordable one low price refinance program in New Jersey, as well as New York and eastern Pennsylvania. The programs’ success during the year was partly due to the low level of market interest rates and our television and radio ad campaigns. We originated approximately $1.2 billion in new and refinanced residential mortgage loans and retained 69 percent of these loans in our loan portfolio. A significant portion of the mortgage loans retained for investment in 2011 were used, in part, to offset the decline in our holdings of residential mortgage-backed securities, as we sold many securities which we believed had an increase in prepayment risk during the year. Our decision to retain certain mortgage originations is based on credit criteria and loan to value levels, the overall composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Our total consumer loan portfolio declined $73.4 million from December 31, 2010 primarily due to the persistent decrease in automobile and home equity loans during each quarter of 2011. The decrease in auto loans is attributable to several factors, including our tight underwriting standards, and the high level of unemployment. Additionally, in an attempt to build market share, some large competitors have continued to offer rates and terms that we have elected not to match for most of 2011. The sustained decline in home equity loans was driven by continued refinancing of first mortgages at low rates and the borrowers’ rollover of many home equity loan balances into the new first mortgages. Additionally, home equity line of credit usage remained low during 2011 mainly due to the low level of consumer confidence in the economic recovery. The factors listed above may continue to constrain the levels of our auto and home equity loan originations during the first quarter of 2012 and the foreseeable future.

Despite the overall loan growth in 2011, we may not experience significant organic loan growth in many of our loan categories during the first quarter of 2012 and beyond due to the slow economic recovery, elevated unemployment levels, increased competition for new and existing borrowers, or a change in asset/liability management strategy. Additionally, an unexpected increase in market interest rates (particularly on residential mortgage loans) could impact our ability to generate the same volume of new loans.

Much of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of smaller auto and residential mortgage loan portfolios derived mainly from the neighboring state of Pennsylvania, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. The impact of the slow economic recovery, sustained elevated unemployment levels in our region during 2011, and low interest rate environment has limited the number of new quality loan opportunities in our primary markets and impacted the performance of our loan portfolio (see the “Non-performing Assets” section below). We can provide no assurance that our markets will not deteriorate beyond their current levels in the future and cause an increase in the credit risk of our loan portfolio.

The following table reflects the contractual maturity distribution of the commercial and industrial, and construction loans within our non-covered loan portfolio as of December 31, 2011:

	One Year or Less	One to Five Years	Over Five Years	Total

	(in thousands)
Commercial and industrial - fixed-rate	$517,018	$267,812	$43,614	$828,444
Commercial and industrial - adjustable-rate	655,251	339,416	55,276	1,049,943
Construction - fixed-rate	53,014	86,757	—	139,771
Construction - adjustable-rate	102,876	168,356	—	271,232

	$1,328,159	$862,341	$98,890	$2,289,390

We may renew loans at maturity when requested by a customer. In such instances, we generally conduct a review which includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral via a new appraisal from an independent, bank approved, certified or licensed property appraiser or readily available market resources. A rollover of the loan at maturity may require a principal reduction or other modified terms.

Covered Loans

Loans for which the Bank will share losses with the FDIC are referred to as “covered loans,” and consist of loans acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans and totaled $271.8 million at December 31, 2011 as compared to $356.7 million at December 31, 2010. Under ASC Subtopic 310-30, the covered loans were aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

For loan pools accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represent the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of the undiscounted cash flows expected at the acquisition date over the carrying amount (fair value) of the covered loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of covered loans and could change the amount of interest income, and possibly principal, expected to be collected.

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

The following table summarizes the changes in the carrying amount of covered loans, net of the allowance for losses on covered loans, and accretable yield on those loans for the years ended December 31, 2011 and 2010.

	2011		2010
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield

	(in thousands)
Balance beginning of year	$350,277	$101,052	$—	$—
Addition from FDIC-assisted transactions	—	—	412,331	69,659
Accretion	40,345	(40,345)	20,547	(20,547)
Payments received	(108,157)	—	(69,929)	—
Net increase in expected cash flows	—	6,017	—	51,940
Transfers to other real estate owned	(2,639)	—	(6,294)	—
Provision for losses on covered loans	(21,510)	—	(6,378)	—

Balance end of year	$258,316	$66,724	$350,277	$101,052

During 2011 and 2010, certain pools of covered loans experienced decreases in their expected cash flows based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. Accordingly, we recorded provision for losses on covered loans totaling $21.5 million and $6.4 million for 2011 and 2010, respectively, as a component of our provision of credit losses in the consolidated statement of income. The provision for losses on covered loans was partially offset by increases in our FDIC loss-share receivable of $19.5 million and $5.1 million for 2011 and 2010, respectively, for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements (see table in the next section below). This increase in FDIC loss-share receivable is recorded as a component of non-interest income on the consolidated financial statements.

Although we recognized credit impairment for certain pools, on an aggregate basis the acquired pools of covered loans are performing better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. Decrease in the FDIC loss-share receivable due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. The prospective adjustments for FDIC loss-share receivable amounted to $10.6 million during 2011.

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

The following table presents changes in the FDIC loss-share receivable for the years ended December 31, 2011and 2010:

	2011	2010
	(in thousands)
Balance, beginning of the period	$89,359	$—
Acquisitions	—	108,000
Discount accretion of the present value at the acquisition dates	582	1,166
Effect of additional cash flows on covered loans (prospective recognition)	(10,592)	—
Increase due to impairment on covered loans	19,520	5,102
Other reimbursable expenses	3,893	2,561
Reimbursements from the FDIC	(28,372)	(27,470)

Balance, end of the period	$74,390	$89,359

Valley recognized approximately $13.4 million and $6.3 million in non-interest income for the years ended December 31, 2011 and 2010, respectively, related to discount accretion and the post-acquisition adjustments to the FDIC loss-share receivable included in the table above.

See Notes 2 and 5 to the consolidated financial statements for further details on our covered loans, FDIC loss-share receivable, and the FDIC-assisted transactions.

Non-performing Assets

Non-performing assets (not including covered loans) include non-accrual loans, OREO, non-accrual debt securities, and other repossessed assets, which consist of automobiles, as well as one aircraft at December 31, 2011. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is well collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. See Note 1 to the consolidated financial statements for details about our impaired and non-accrual loan, and non-accrual debt securities accounting policies. Given the state of the economic recovery, and relative to many of our peers, the level of non-performing assets remained relatively low at December 31, 2011 even though it has increased significantly since 2008 as shown in the table below.

The following tables set forth by loan category, accruing past due and non-performing assets on non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Accruing past due loans (1)
30 to 89 days past due
Commercial and industrial	$4,347	$13,852	$11,949	$13,299	$5,839
Commercial real estate	13,115	14,563	4,539	5,005	5,233
Construction	2,652	2,804	1,834	5,456	12,047
Residential mortgage	8,496	12,682	12,462	12,189	6,486
Consumer	8,975	14,638	22,835	23,275	16,210

Total 30 to 89 days past due	37,585	58,539	53,619	59,224	45,815

90 or more days past due
Commercial and industrial	$657	$12	$2,191	$864	$814
Commercial real estate	422	—	250	4,257	1,407
Construction	1,823	196	—	3,156	3,154
Residential mortgage	763	1,556	1,421	5,323	1,592
Consumer	351	723	1,263	1,957	1,495

Total 90 or more days past due	4,016	2,487	5,125	15,557	8,462

Total accruing past due loans	$41,601	$61,026	$58,744	$74,781	$54,277

Non-accrual loans (1)
Commercial and industrial	$26,648	$13,721	$17,424	$10,511	$10,931
Commercial real estate	42,186	32,981	29,844	14,895	15,940
Construction	19,874	27,312	19,905	877	833
Residential mortgage	31,646	28,494	22,922	6,195	2,693
Consumer	3,910	2,547	1,869	595	226

Total non-accrual loans	124,264	105,055	91,964	33,073	30,623

Other real estate owned (“OREO”) (2)	15,227	10,498	3,869	8,278	609
Other repossessed assets	796	1,707	2,565	4,317	1,466
Non-accrual debt securities (3)	27,151	—	—	—	—

Total non-performing assets (“NPAs”)	$167,438	$117,260	$98,398	$45,668	$32,698

Performing troubled debt restructured loans	$100,992	$89,696	$19,072	$7,628	$8,363
Total non-accrual loans as a % of loans	1.27%	1.12%	0.98%	0.33%	0.36%
Total accruing past due and non-accrual loans as a % of loans	1.69	1.77	1.61	1.06	1.00
Allowance for losses on non-covered loans as a % of non-accrual loans	96.79	112.63	110.90	281.93	237.29

(1)	Past due loans and non-accrual loans exclude loans that were acquired as part of the FDIC-assisted transactions. These loans are accounted for on a pool basis.
(2)

This table excludes OREO properties related to the FDIC-assisted transactions totaling $6.4 million and $7.8 million at December 31, 2011 and 2010, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)

Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value (net of unrealized losses totaling $24.6 million) at December 31, 2011.

Total NPAs increased $50.2 million to $167.4 million at December 31, 2011 compared to $117.3 million at December 31, 2010. The increase is mainly due to an increase in non-accrual loans and $27.2 million related to non-accrual debt securities (consisting of other than temporarily impaired trust preferred securities classified as available for sale—see additional information at the “Investment Securities Portfolio” section of this MD&A). Approximately 75 percent of the total non-accrual loans are comprised of commercial real estate, construction and residential mortgage loans. Although loan charge-offs related to these loan categories increased in 2011, Valley continues to have very low loss rates on such loans due to its conservative underwriting standards, including conservative loan to value ratios.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans increased $1.5 million to $4.0 million at December 31, 2011 compared to $2.5 million one year ago primarily due to larger loan balances on a small number of loans in the commercial and industrial loan, commercial real estate, and construction loan categories for 2011. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $19.2 million to $124.3 million at December 31, 2011 as compared to $105.1 million at December 31, 2010. Non-accrual commercial and industrial loans increased $12.9 million from December 31, 2010 due, in part, to one additional loan collateralized by an aircraft totaling $8.0 million in 2011 as well as several smaller borrowers impacted by the current economic conditions. Non-accrual commercial real estate and construction loans, consisting of 76 and 16 credit relationships, respectively, totaled a combined $62.1 million at December 31, 2011 and relate to customers negatively impacted by the slow economic recovery and the slumping real estate markets. Non-accrual residential mortgage loans were 1.38 percent of the residential mortgage loan portfolio at December 31, 2011. Although this percentage declined 0.10 percent from 1.48 percent at December 31, 2010 and is relatively low compared to the delinquencies recently reported by many financial institutions, the loans in this category remain relatively high for us due to certain borrowers’ inability to sell homes quickly in the soft real estate markets, the high levels of unemployment, as well as the time necessary for us to foreclose on loans collateralized by properties primarily in the State of New Jersey.

Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans (mainly consisting of non-accrual and troubled debt restructured commercial and industrial loans and commercial real estate loans) totaled $184.1 million at December 31, 2011 and had $23.2 million in related specific reserves included in our total allowance for loan losses.

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $6.9 million, $7.9 million and $6.5 million for the years ended December 31, 2011, 2010, and 2009, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $1.6 million (including $1.1 million in interest income on impaired loans) for the year ended December 31, 2011. See Note 5 to the consolidated financial statements for further analysis of our impaired loans.

OREO (which consists of 17 commercial and residential properties) and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled a combined $16.0 million at December 31, 2011 as compared to $12.2 million at December 31, 2010. The increase during 2011 was largely due to one commercial property with a carrying value of $3.5 million transferred to OREO during the third quarter of 2011.

Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios. These portfolios totaling over 23,000 individual loans had only 272 loans past due 30 days or more at December 31, 2011.

In the first quarter of 2011, we evaluated our foreclosure documentation procedures, given the announcements made by other financial institutions regarding their foreclosure activities. The results of our review, and our foreclosure experience subsequent to the review, indicate that our procedures for reviewing and validating the information in our documentation are sound and we believe our foreclosure affidavits are accurate.

Troubled debt restructured loans (“TDRs”) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as non-accrual loans) totaled $101.0 million at December 31, 2011 and consisted of 60 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 44 loans totaling $89.7 million at December 31, 2010. On an aggregate basis, the $101.0 million in performing TDRs at December 31, 2011 had a modified weighted average interest rate of approximately 4.93 percent as compared to a pre-modification weighted average interest rate of 6.11 percent. There were no loans past due 90 days or more and still accruing classified as TDRs as of December 31, 2011.

During the third quarter of 2011, we adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As a result of this adoption, we reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as TDRs. This reassessment and the adoption of ASU No. 2011-02 did not materially impact the number of TDRs identified by us, or the specific reserves for such loans included in our allowance for loan losses at December 31, 2011. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.

Although we believe that substantially all risk elements at December 31, 2011 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $105.6 million and $47.9 million in potential problem loans at December 31, 2011 and 2010, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2011, the potential problem loans consist of various types of performing commercial credits internally risk rated substandard because the loans exhibit well-defined weaknesses and require additional attention by management. See further discussion regarding our internal loan classification system at Note 4 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2011.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $183.2 million of covered loans, represent over 70 percent of total loans at December 31, 2011. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical and credit risk if there was a further significant broad-based deterioration in economic conditions within the region.

Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence and counties contiguous thereto (including Pennsylvania). We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies that are based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2011 was 54 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 768. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are primarily originated in several other states. Due to the level of our underwriting standards applied to all loans, management believes the out of state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Average loans outstanding	$9,608,480	$9,474,994	$9,705,909	$9,386,987	$8,261,111

Beginning balance—Allowance for credit losses	$126,504	$103,655	$94,738	$74,935	$74,718

Loans charged-off:
Commercial and industrial(1)	(29,229)	(15,475)	(16,981)	(6,760)	(5,808)
Commercial real estate	(6,305)	(1,823)	(3,110)	(500)	(1,596)
Construction	(4,053)	(1,738)	(1,197)	—	—
Residential mortgage	(3,222)	(3,741)	(3,488)	(501)	(103)
Consumer	(5,906)	(10,882)	(17,689)	(14,902)	(7,628)

	(48,715)	(33,659)	(42,465)	(22,663)	(15,135)

Charged-off loans recovered:
Commercial and industrial	2,365	4,121	449	627	1,427
Commercial real estate	134	156	75	6	254
Construction	197	—	—	—	—
Residential mortgage	129	97	36	—	17
Consumer	2,236	2,678	2,830	2,141	1,779

	5,061	7,052	3,390	2,774	3,477

Net charge-offs	(43,654)	(26,607)	(39,075)	(19,889)	(11,658)
Provision charged for credit losses	53,335	49,456	47,992	28,282	11,875
Additions from acquisitions	—	—	—	11,410	—

Ending balance—Allowance for credit losses	$136,185	$126,504	$103,655	$94,738	$74,935

Components of allowance for credit losses:
Allowance for non-covered loans	$120,274	$118,326	$101,990	$93,244	$72,664
Allowance for covered loans	13,528	6,378	—	—	—

Allowance for loan losses	133,802	124,704	101,990	93,244	72,664

Allowance for unfunded letters of credit	2,383	1,800	1,665	1,494	2,271

Allowance for credit losses	$136,185	$126,504	$103,655	$94,738	$74,935

Components of provision for credit losses:
Provision for losses on non-covered loans	$31,242	$42,943	$47,821	$29,059	$12,751
Provision for losses on covered loans	21,510	6,378	—	—	—

Provision for loan losses	52,752	49,321	47,821	29,059	12,751

Provision for unfunded letters of credit	583	135	171	(777)	(876)

Provision for credit losses	$53,335	$49,456	$47,992	$28,282	$11,875

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.30%	0.28%	0.40%	0.21%	0.14%
Ratio of net charge-offs during the period to average loans outstanding	0.45	0.28	0.40	0.21	0.14
Allowance for non-covered loan losses as a % of non-covered loans	1.26	1.31	1.09	0.92	0.86
Allowance for credit losses as a % of total loans	1.39	1.35	1.11	0.93	0.88

(1)	Includes covered loan charge-offs totaling $14.4 million during 2011. There were no charge-offs of covered loans during 2010.

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

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2011, a $23.2 million specific valuation allowance was included in the allowance for credit losses related to $184.1 million in impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.

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

Net charge-offs have remained relatively low in the last five years as compared to most of our peers despite the 2008 economic recession and the economy’s slow paced recovery since 2010. During this five-year period, our net charge-offs were at a high of 0.45 percent of average loans during 2011 and a low of 0.14 percent in 2007. During 2011, our net charge-offs increased $17.0 million to $43.7 million as compared to 2010 mainly due to $14.3 million of charge-offs on impaired covered loans (included in the commercial and industrial loan category in the table above). The charge-offs on impaired covered loans are substantially covered by loss-sharing agreements with the FDIC. The remaining increase was mainly due to higher charge-offs on our impaired non-covered commercial and industrial loans and commercial real estate loans. Despite the recent signals of improving economy, there can be no assurance that our levels of net-charge-offs will improve during 2012, and not deteriorate in the future.

The provision for credit losses was $53.3 million in 2011 compared to $49.5 million in 2010. For the year ended December 31, 2011, the provision for credit losses included provisions for losses on non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) and unfunded letters of credit which totaled a combined $31.8 million, as well as a provision for covered loan losses of $21.5 million due to credit impairment within certain pools of covered loans acquired in FDIC-assisted transactions. The decrease of $11.7 million in provision for non-covered loans reflects, among other factors, lower loss factors applied to most loan categories due, in part, to stabilization of our credit quality indicators and loan delinquencies as well as improved economic outlook during 2011.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2011		2010		2009		2008		2007
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$65,076	19.2%	$58,229	19.5%	$50,932	19.2%	$44,163	19.4%	$31,638	18.4%
Commercial real estate:
Commercial real estate	19,222	36.4	15,755	36.0	10,253	37.4	10,035	32.8	8,788	27.9
Construction	12,905	4.2	14,162	4.6	15,263	4.7	15,885	5.0	11,748	4.7
Residential mortgage	9,058	23.3	9,128	20.6	5,397	20.7	4,434	22.4	3,124	24.3
Consumer	8,677	14.1	14,499	15.5	15,480	18.0	14,318	20.4	10,815	24.7
Unallocated	7,719	—	8,353	—	6,330	—	5,903	—	8,822	—

Allowance for non-covered loans	122,657		120,126		103,655		94,738		74,935
Allowance for covered loans	13,528	2.8	6,378	3.8	—	—	—	—	—	—

Total allowance for credit losses	$136,185	100.0%	$126,504	100.0%	$103,655	100.0%	$94,738	100.0%	$74,935	100.0%

*	Includes the allowance for unfunded letters of credit.

The allowance for credit losses on non-covered loans (including the reserve for unfunded letters of credit) amounted to $122.7 million or 1.28 percent of non-covered loans at December 31, 2011 as compared to 1.33 at December 31, 2010. During 2011, loss experience and the outlook for the automobile portfolio continued to improve within consumer loans but was mostly negated by increased reserves for commercial and industrial loans and commercial real estate loans on a few large customers. Our allocated reserves for the commercial and industrial and commercial real estate loan portfolios increased $9.1 million from December 31, 2010 mainly due to higher specific reserves for impaired loans driven by higher levels of non-accrual commercial real estate and construction loans and performing troubled debt restructured loans caused in part, by the impact of the slow economic recovery and high unemployment. The average balance of impaired loans during 2011, 2010, and 2009 was approximately $170.7 million, $104.1 million, and $49.8 million, respectively. Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at December 31, 2011. See Note 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.

We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. No reserves pertaining to loans sold were established on our financial statements at December 31, 2011 and 2010. See “Item 1A. Risk Factors – We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2011 and December 31, 2010, shareholders’ equity totaled approximately $1.3 billion, or 8.9 percent and 9.2 percent of total assets, respectively. During the year ended December 31, 2011, total shareholders’ equity decreased by approximately $29.0 million. This net decrease was related to cash dividends declared on common stock totaling $117.1 million and a $56.7 million increase in our accumulated other comprehensive loss, partially offset by net income of $133.7 million, net proceeds of $8.2 million from the reissuance of treasury stock or authorized common shares issued under our dividend reinvestment plan, and a $3.0 million increase attributable to the effect of our stock incentive plan. See Note 18 to the consolidated financial statements for more information regarding the changes in our accumulated other comprehensive loss during 2011.

In 2009, Valley filed a shelf registration statement on Form S-3 with the SEC, which was declared effective immediately. This shelf registration statement allowed Valley to periodically offer and sell in one or more offerings, individually or in any combination, an unlimited aggregate amount of Valley’s common stock, preferred stock, or warrants to purchase common stock or preferred stock or units of the two. The shelf registration statement provided Valley with capital raising flexibility and enabled Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permit Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Although the shelf registration statement expired in February 2012, Valley intends to file a new immediately effective shelf registration statement shortly after filing this Annual Report on Form 10-K. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan (“DRIP”) may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several factors beyond management’s control, including potential increases to the regulatory minimum levels of capital required to be considered a well capitalized bank and the negative impact of the slow moving U.S. economic recovery. See Note 17 to the consolidated financial statements for additional information on Valley’s stock issuances, DRIP, and repurchase plan.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I and GCB Capital Trust III, less disallowed intangibles and deferred tax assets, and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, Valley National Bank’s subordinated borrowings and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Valley’s Tier 1 capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2011 and 2010. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. See Note 12 to the consolidated financial statements for additional information.

Valley’s capital position under risk-based capital guidelines was $1.1 billion, or 10.9 percent of risk-weighted assets for Tier 1 capital and $1.3 billion or 12.8 percent for total risk-based capital at December 31, 2011. The comparable ratios at December 31, 2010 were 10.9 percent for Tier 1 capital and 12.9 percent for total risk-based capital. At December 31, 2011 and 2010, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.1 percent and 8.3 percent, respectively. The Bank’s ratios at December 31, 2011 were all above the minimum levels required for Valley to be considered “well capitalized”, which require Tier 1 capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was approximately 12.66 percent and 11.11 percent for the years ended December 31, 2011 and 2010, respectively. During 2011, the retention ratio was positively impacted by net gains on securities transactions and net trading gains (mainly consisting of non-cash mark to market gains on the fair value of junior subordinated debentures), and the change in our FDIC loss-share receivable, largely offset by net impairment losses recognized in earnings and higher income tax expense caused by a one-time tax provision related to a change in tax law during 2011. While we expect that our rate of earnings retention to remain at acceptable levels in future periods, potential future mark to market losses on our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.69 per common share for both the years ended December 31, 2011 and 2010. The Board continued the cash dividend, which remained unchanged for 2011 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Comptroller of the Currency has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements

Contractual Obligations and Commitments. In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. For additional information, see Note 15 of the consolidated financial statements.

The following table summarizes the Valley’s contractual obligations and other commitments to make future payments as of December 31, 2011. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(in thousands)
Contractual obligations:
Time deposits	10	$1,489,692	$250,636	$258,768	$502,288	$2,501,384
Long-term borrowings	11	28,554	26,674	724,839	1,946,032	2,726,099
Junior subordinated debentures issued to capital trusts (1)	12	—	—	—	181,767	181,767
Operating leases	15	18,318	37,565	36,837	258,052	350,772
Capital expenditures		2,036	—	—	—	2,036
Other purchase obligations (2)		11,251	642	—	—	11,893

Total		$1,549,851	$315,517	$1,020,444	$2,888,139	$5,773,951

Other commitments:
Commitments to extend credit	15	$1,574,715	$1,279,011	$6,731	$76,884	$2,937,341
Standby letters of credit	15	108,897	14,824	113,483	75	237,279
Commitments to sell loans	15	85,000	—	—	—	85,000

Total		$1,768,612	$1,293,835	$120,214	$76,959	$3,259,620

(1)	Amounts presented consists of the contractual principal balances. Carrying values and call dates are set forth in Note 12 to the consolidated financial statements.
(2)	This category primarily consists of contractual obligations for communication and technology costs.

Valley also has obligations under its pension benefit plans, not included in the above table, as further described in Note 13 of the consolidated financial statements.

Derivative Instruments and Hedging Activities. We are exposed to certain risks arising from both its business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of its core business activities. We manage economic risks, including interest rate and liquidity risks, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments mainly related to certain variable-rate borrowings and fixed-rate loan assets. See Note 15 to the consolidated financial statements for quantitative information on our derivative financial instruments and hedging activities.

Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include a $5.5 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities. See “Capital Adequacy” section above in this Item 7 and Note 12 of the consolidated financial statements.

Results of Operations—2010 Compared to 2009

Net interest income on a tax equivalent basis increased $13.8 million to $468.3 million for 2010 compared with $454.5 million for 2009. During 2010, a 41 basis point decline in interest rates paid on average interest bearing liabilities and lower average interest bearing liabilities positively impacted our net interest income, but were partially offset by a 66 basis point decline in the yield on average investments, a 5 basis point decline in the yield on average loans, and lower average loan balances as compared to 2009. Market interest rates on interest bearing deposits trended lower in 2010 as a result of the Federal Reserve’s commitment to its monetary policy and the excess liquidity in the marketplace. Additionally, many of our higher cost time deposits continued to mature and, if renewed, re-priced at lower interest rates in 2010.

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

Non-interest income represented 12.0 percent and 9.2 percent of total interest income plus non-interest income for 2010 and 2009, respectively. For the year ended December 31, 2010, non-interest income increased $19.1 million, compared with 2009, due to the change in the carrying value of the FDIC loss-share receivable, higher gains on sales of residential mortgage loans, partially offset by decreases in net trading losses, net impairment losses on securities and service charges.

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

Net gains on securities transactions increased $3.6 million to $11.6 million for the year ended December 31, 2010, as compared to $8.0 million for 2009. The majority of the net gains were recognized during the fourth quarter of 2010 primarily due to the sale of certain residential mortgage-backed securities classified as available for sale, as well as gains realized on $15 million in trust preferred securities that were called for early redemption.

Net impairment losses on securities also declined $1.7 million to $4.6 million for the year ended December 31, 2010 as compared to $6.4 million for 2009 mainly due to a $3.5 million decrease in non-cash credit impairment charges on private label mortgage-backed securities classified as available for sale as compared to 2009, partially offset by a $2.2 million increase in credit impairment charges on two previously impaired pooled trust preferred securities.

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

Non-interest expense increased $11.7 million to $317.7 million for the year ended December 31, 2010 from $306.0 million for 2009. The increase in 2010 was mainly attributable to increases in salary and employee benefits expense of $12.4 million to $176.1 million in 2010 as compared to $163.8 million in 2009. The increase was due to several factors, including the resumption of cash incentive compensation accruals during 2010 (as no non-contractual bonuses were accrued or awarded to employees for the 2009 period), normal annual employee salary increases in 2010, additional staffing costs related to the two FDIC-assisted transactions in March 2010, as well as increases in both pension and medical insurance costs during 2010. In addition, the net occupancy and equipment expense, and professional and legal fees increased $2.8 million and $2.3 million, respectively. These increases were partially offset by a $6.4 million decrease in the FDIC insurance assessment. Our FDIC insurance assessment decreased as a result of a special assessment totaling $6.5 million during the second quarter of 2009. The special assessment was imposed on all insured depository institutions during 2009 due to the depletion of the Federal Deposit Insurance Fund caused by the costs associated with numerous bank failures resulting from the financial crisis.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
	(in thousands except for share data)
Assets
Cash and due from banks	$372,566	$302,629
Interest bearing deposits with banks	6,483	63,657
Investment securities:
Held to maturity, fair value of $2,027,197 at December 31, 2011 and $1,898,872 at December 31, 2010	1,958,916	1,923,993
Available for sale	566,520	1,035,282
Trading securities	21,938	31,894

Total investment securities	2,547,374	2,991,169

Loans held for sale, at fair value	25,169	58,958
Non-covered loans	9,527,797	9,009,140
Covered loans	271,844	356,655
Less: Allowance for loan losses	(133,802)	(124,704)

Net loans	9,665,839	9,241,091

Premises and equipment, net	265,475	265,570
Bank owned life insurance	303,867	304,956
Accrued interest receivable	52,527	59,126
Due from customers on acceptances outstanding	5,903	6,028
FDIC loss-share receivable	74,390	89,359
Goodwill	317,962	317,891
Other intangible assets, net	20,818	25,650
Other assets	586,134	417,742

Total Assets	$14,244,507	$14,143,826

Liabilities
Deposits:
Non-interest bearing	$2,781,597	$2,524,299
Interest bearing:
Savings, NOW and money market	4,390,121	4,106,464
Time	2,501,384	2,732,851

Total deposits	9,673,102	9,363,614

Short-term borrowings	212,849	192,318
Long-term borrowings	2,726,099	2,933,858
Junior subordinated debentures issued to capital trusts (includes fair value of $160,478 at December 31, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	185,598	186,922
Bank acceptances outstanding	5,903	6,028
Accrued expenses and other liabilities	174,708	165,881

Total Liabilities	12,978,259	12,848,621

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 220,974,508 shares; issued 170,209,090 shares at December 31, 2011 and 170,131,085 shares at December 31, 2010	59,955	57,041
Surplus	1,179,135	1,178,325
Retained earnings	90,011	79,803
Accumulated other comprehensive loss	(62,441)	(5,719)
Treasury stock, at cost (34,776 common shares at December 31, 2011 and 597,459 common shares at December 31, 2010)	(412)	(14,245)

Total Shareholders’ Equity	1,266,248	1,295,205

Total Liabilities and Shareholders’ Equity	$14,244,507	$14,143,826

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010	2009
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$547,365	$543,009	$561,252
Interest and dividends on investment securities:
Taxable	108,129	115,593	131,792
Tax-exempt	11,273	10,366	9,682
Dividends	6,655	7,428	8,513
Interest on federal funds sold and other short-term investments	402	416	945

Total interest income	673,824	676,812	712,184

Interest Expense
Interest on deposits:
Savings, NOW and money market	19,876	19,126	24,894
Time	48,291	55,798	93,403
Interest on short-term borrowings	1,154	1,345	4,026
Interest on long-term borrowings and junior subordinated debentures	129,692	137,791	140,547

Total interest expense	199,013	214,060	262,870

Net Interest Income	474,811	462,752	449,314
Provision for credit losses	53,335	49,456	47,992

Net Interest Income After Provision for Credit Losses	421,476	413,296	401,322

Non-Interest Income
Trust and investment services	7,523	7,665	6,906
Insurance commissions	15,627	11,334	10,224
Service charges on deposit accounts	22,610	25,691	26,778
Gains on securities transactions, net	32,068	11,598	8,005
Other-than-temporary impairment losses on securities	(42,775)	(1,393)	(6,339)
Portion recognized in other comprehensive (loss) income (before taxes)	22,807	(3,249)	(13)

Net impairment losses on securities recognized in earnings	(19,968)	(4,642)	(6,352)
Trading gains (losses), net	2,271	(6,897)	(10,434)
Fees from loan servicing	4,337	4,919	4,839
Gains on sales of loans, net	10,699	12,591	8,937
Gains on sales of assets, net	426	619	605
Bank owned life insurance	7,380	6,166	5,700
Change in FDIC loss-share receivable	13,403	6,268	—
Other	15,921	16,015	17,043

Total non-interest income	112,297	91,327	72,251

Non-Interest Expense
Salary and employee benefits expense	176,307	176,106	163,746
Net occupancy and equipment expense	64,364	61,765	58,974
FDIC insurance assessment	12,759	13,719	20,128
Amortization of other intangible assets	9,315	7,721	6,887
Professional and legal fees	15,312	10,137	7,907
Advertising	8,373	4,052	3,372
Other	50,158	44,182	45,014

Total non-interest expense	336,588	317,682	306,028

Income Before Income Taxes	197,185	186,941	167,545
Income tax expense	63,532	55,771	51,484

Net Income	133,653	131,170	116,061
Dividends on preferred stock and accretion	—	—	19,524

Net Income Available to Common Stockholders	$133,653	$131,170	$96,537

Earnings Per Common Share:
Basic	$0.79	$0.78	$0.61
Diluted	0.79	0.78	0.61
Cash Dividends Declared Per Common Share	0.69	0.69	0.69
Weighted Average Number of Common Shares Outstanding:
Basic	169,928,460	169,112,901	159,259,476
Diluted	169,929,590	169,121,584	159,260,229

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Net income	$133,653	$131,170	$116,061
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale
Net gains arising during the period	1,513	12,637	47,351
Less reclassification adjustment for gains included in net income	(19,674)	(7,330)	(5,003)

Total	(18,161)	5,307	42,348

Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	(26,656)	3,328	(2,774)
Less reclassification adjustment for credit impairment losses included in net income	11,633	2,741	3,767

Total	(15,023)	6,069	993

Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(14,157)	866	2,017
Less reclassification adjustment for losses included in net income	1,780	1,142	267

Total	(12,377)	2,008	2,284

Pension benefit adjustment	(11,161)	713	4,095

Total other comprehensive (loss) income	(56,722)	14,097	49,720

Total comprehensive income	$76,931	$145,267	$165,781

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2008	156,307	$291,539	$48,228	$1,047,085	$85,234	$(60,931)	$(47,546)	$1,363,609
Cumulative effect of adoption of a new accounting principle (ASC Topic 320)	—	—	—	—	8,605	(8,605)	—	—

Balance - January 1, 2009	156,307	291,539	48,228	1,047,085	93,839	(69,536)	(47,546)	1,363,609
Net income	—	—	—	—	116,061	—	—	116,061
Other comprehensive income, net of tax	—	—	—	—	—	49,720	—	49,720
Preferred stock redemption	—	(300,000)	—	—	—	—	—	(300,000)
Accretion of discount on preferred stock	—	8,461	—	—	(8,461)	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	(11,063)	—	—	(11,063)
Cash dividends declared on common stock	—	—	—	—	(110,101)	—	—	(110,101)
Effect of stock incentive plan, net	191	—	(32)	1,725	(2,121)	—	4,319	3,891
Common stock dividend declared	—	—	—	(101,051)	—	—	—	(101,051)
Common stock dividend paid	—	—	2,363	98,650	—	—	—	101,013
Common stock issued	12,171	—	3,734	131,562	(4,562)	—	9,020	139,754
Fair value of stock options granted	—	—	—	1,021	—	—	—	1,021

Balance - December 31, 2009	168,669	$—	$54,293	$1,178,992	$73,592	$(19,816)	$(34,207)	$1,252,854
Net income	—	—	—	—	131,170	—	—	131,170
Other comprehensive income, net of tax						14,097		14,097
Cash dividends declared on common stock	—	—	—	—	(116,137)	—	—	(116,137)
Effect of stock incentive plan, net	216	—	65	1,322	(2,603)	—	5,313	4,097
Common stock dividend declared	—	—	—	(110,848)	—		—	(110,848)
Common stock dividend paid	—	—	2,683	108,015	—	—	—	110,698
Common stock issued	649	—	—	—	(6,219)		14,649	8,430
Fair value of stock options granted	—	—	—	844	—	—	—	844

Balance - December 31, 2010	169,534	$—	$57,041	$1,178,325	$79,803	$(5,719)	$(14,245)	$1,295,205
Net income	—	—	—	—	133,653	—	—	133,653
Other comprehensive loss, net of tax	—	—	—	—	—	(56,722)	—	(56,722)
Cash dividends declared on common stock	—	—	—	—	(117,071)	—	—	(117,071)
Effect of stock incentive plan, net	(39)	—	61	3,095	(396)	—	210	2,970
Common stock dividend declared	—	—	—	(109,675)	—	—	—	(109,675)
Common stock dividend paid	—	—	2,831	106,844	—	—	—	109,675
Common stock issued	679	—	22	546	(5,978)	—	13,623	8,213

Balance - December 31, 2011	170,174	$—	$59,955	$1,179,135	$90,011	$(62,441)	$(412)	$1,266,248

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
		(in thousands)
Cash flows from operating activities:
Net income	$133,653	$131,170	$116,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,380	15,850	15,316
Stock-based compensation	3,156	4,830	5,049
Provision for credit losses	53,335	49,456	47,992
Net amortization of premiums and accretion of discounts on securities and borrowings	11,871	12,443	9,592
Amortization of other intangible assets	9,315	7,721	6,887
Gains on securities transactions, net	(32,068)	(11,598)	(8,005)
Net impairment losses on securities recognized in earnings	19,968	4,642	6,352
Proceeds from sales of loans held for sale	366,769	385,997	369,917
Gains on sales of loans, net	(10,699)	(12,591)	(8,937)
Originations of loans held for sale	(322,281)	(323,710)	(381,930)
Gains on sales of assets, net	(426)	(619)	(605)
Change in the FDIC loss-share receivable (excluding reimbursements)	(13,403)	(6,268)	—
Net deferred income tax expense (benefit)	(15,285)	20,176	(10,898)
Net change in:
Trading securities	9,956	1,056	1,286
Fair value of borrowings carried at fair value	(1,256)	5,841	15,828
Cash surrender value of bank owned life insurance	(7,380)	(6,166)	(5,700)
Accrued interest receivable	(3,069)	93	1,472
Other assets	(34,977)	9,569	91,644
Accrued expenses and other liabilities	7,778	(8,878)	(166,768)

Net cash provided by operating activities	191,337	279,014	104,553

Cash flows from investing activities:
Net loan (originations) repayments	(444,207)	359,117	734,544
Loans purchased	(33,293)	(52,279)	—
Investment securities held to maturity:
Purchases	(683,056)	(993,407)	(967,904)
Maturities, calls and principal repayments	582,999	644,810	526,637
Investment securities available for sale:
Purchases	(473,119)	(321,318)	(503,483)
Sales	552,486	425,473	326,096
Maturities, calls and principal repayments	280,046	327,316	333,041
Death benefit proceeds from bank owned life insurance	8,469	5,241	1,727
Proceeds from sales of real estate property and equipment	4,864	4,601	3,713
Purchases of real estate property and equipment	(16,402)	(14,599)	(25,282)
Reimbursements from the FDIC	28,372	—	—
Cash and cash equivalents acquired (paid) in acquisitions	—	44,228	(285)

Net cash (used in) provided by investing activities	(192,841)	429,183	428,804

Cash flows from financing activities:
Net change in deposits	309,488	(837,871)	314,362
Net change in short-term borrowings	20,531	(36,517)	(424,157)
Advances of long-term borrowings	—	50,681	—
Repayments of long-term borrowings	(207,000)	(72,742)	(60,755)
Redemption of preferred stock	—	—	(300,000)
Dividends paid to preferred shareholders	—	—	(12,980)
Dividends paid to common shareholders	(116,779)	(115,190)	(109,005)
Common stock issued, net	8,027	8,391	140,008

Net cash provided by (used in) financing activities	14,267	(1,003,248)	(452,527)
Net change in cash and cash equivalents	12,763	(295,051)	80,830
Cash and cash equivalents at beginning of year	366,286	661,337	580,507

Cash and cash equivalents at end of year	$379,049	$366,286	$661,337

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years ended December 31,
	2011	2010	2009
		(in thousands)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$199,565	$217,102	$288,858
Federal and state income taxes	60,186	50,636	63,021
Supplemental schedule of non-cash investing activities:
Transfer of investment securities held to maturity to available for sale	23,452	—	—
Loans transferred to loans held for sale	—	83,162	—

Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	—	73,743	—
Loans	—	412,331	—
Premises and equipment, net	—	133	—
Accrued interest receivable	—	2,788	—
Goodwill	—	21,413	726
Other intangible assets, net	—	4,884	224
FDIC loss-share receivable	—	108,000	—
Other assets	—	22,558	—

Total non-cash assets acquired	—	645,850	950

Liabilities assumed:
Deposits	—	654,200	—
Short-term borrowings	—	12,688	—
Long-term borrowings	—	10,559	—
Junior subordinated debentures issued to capital trusts	—	—	—
Accrued expenses and other liabilities	—	12,631	665

Total liabilities assumed	—	690,078	665

Net non-cash (liabilities) assets acquired	$—	$(44,228)	$285

Cash and cash equivalents acquired (paid) in acquisitions	$—	$44,228	$(285)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

Valley National Bancorp, a New Jersey Corporation (“Valley”), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. The Bank also lends to borrowers outside its branch network. The Bank is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors;

•	a title insurance agency;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in asset-based lending;

•	a subsidiary which offers financing for general aviation aircraft and servicing for existing commercial equipment leases;

•	a subsidiary which specializes in health care equipment and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.

The Bank’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries, all subsidiaries mentioned above are directly or indirectly wholly-owned by the Bank. Because each REIT subsidiary must have 100 or more shareholders to qualify as a REIT, each REIT subsidiary has issued less than 20 percent of its outstanding non-voting preferred stock to individuals, most of whom are non-senior management Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REITs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2012, Valley acquired State Bancorp, Inc. (“State Bancorp”), the holding company for State Bank of Long Island, a commercial bank. See Note 2 for further details regarding this acquisition.

On May 20, 2011, Valley issued a five percent common stock dividend to shareholders of record on May 6, 2011. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $19.2 million and $16.8 million at December 31, 2011 and 2010, respectively.

Investment Securities

At the time of purchase, management elects to classify investment securities into one of three categories: held to maturity, available for sale or trading. Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Investment securities to be held for indefinite periods are classified as available for sale and carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Securities that may be sold and reinvested over short durations as part of management’s asset/liability management strategies are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in non-interest income in the accompanying consolidated statements of income as a component of trading gains (losses), net. Realized gains or losses on the sale of securities are recognized by the specific identification method and are included in net gains (losses) on securities transactions and net trading gains (losses) for available for sale and trading securities, respectively. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets.

Quarterly, Valley evaluates its investment securities classified as held to maturity or available for sale for other-than-temporary impairment. Other-than-temporary impairment means Valley believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the potential for default, and/or other factors. As a result of Valley’s adoption of new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities” on January 1, 2009, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, Valley has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that Valley will be required to sell the security prior to recovery of its amortized cost basis. If neither of these circumstances applies to a security, but Valley does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the portion related to other factors is recognized in other comprehensive income or loss. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income or loss. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, Valley considers factors that include, among others, the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility; the severity and duration of the decline; Valley’s ability and intent to hold equity security investments until they recover in value (as well as the likelihood of such a recovery in the near term); Valley’s intent to sell security investments; and whether it is more likely than not that Valley will be required to sell such securities before recovery of their individual amortized cost basis. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current and/or future contractual cash flows have been or may be impaired. See the “Other-Than-Temporary Impairment Analysis” section of Note 4 for further discussion.

Interest income on investments includes amortization of purchase premiums and discounts. Realized gains and losses are derived based on the amortized cost of the security sold. Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Loans Held for Sale

Loans held for sale consist of conforming residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument-by-instrument basis as permitted by the fair value option election under U.S. GAAP. Changes in fair value are recognized in earnings as a component of gains on sales of loans, net. Origination fees and costs related to loans held for sale are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.

Loans and Loan Fees

Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premium or discounts on purchased loans, except for covered loans. Loan origination and commitment fees, net of related costs are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Acquired Through Transfer (Including Covered Loans)

Loans acquired through the completion of a transfer, including loans acquired in a business combination (see Note 2), are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Beginning in 2010, Valley accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.

The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). The allowance for loan losses on covered loans (acquired through two FDIC-assisted transactions) is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC Loss-Share Receivable” below).

Covered loans that may have been classified as non-performing loans by an acquired bank are no longer classified as non-performing because these loans are accounted for on a pooled basis. Management’s judgment is required in classifying loans in pools as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the pool cash flows to be collected, even if certain loans within the pool are contractually past due.

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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio and off balance sheet unfunded letters of credits, as well as reserves for impairment of covered loans subsequent to their acquisition date. As discussed under the “Loans Acquired Through Transfer” section above, the allowance for credit losses includes reserves for impairment of covered loans subsequent to their acquisition date. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.

The allowance for loan losses consists of five elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for other loans based on historical loss factors, (iv) reserves based on general economic conditions and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (v) an allowance for impaired covered loan pools.

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans are individually evaluated for impairment. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the current fair value, less costs to sell, of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. Residential mortgage loans and consumer loans usually consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance also contains reserves to cover inherent losses within each of Valley’s loan portfolio segments, which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of national and local economic and business conditions, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

See Notes 5 and 6 for Valley’s loan credit quality and additional allowance disclosures.

Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Generally, these useful lives range from three to forty years. Leasehold improvements are amortized over the term of the lease or estimated useful life of the asset, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations.

Bank Owned Life Insurance

Valley owns bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI is recorded at its cash surrender value. Valley’s BOLI is invested primarily in U.S. Treasury securities and residential mortgage-backed securities issued by government sponsored enterprises, and Ginnie Mae. The majority of the underlying investment portfolio is managed by one independent investment firm. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

Other Real Estate Owned

Other real estate owned (“OREO”), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate. OREO and other repossessed assets totaled $22.4 million and $12.2 million (including $6.4 million and $7.8 million of OREO related to the FDIC-assisted transactions, which is subject to the loss-sharing agreements) at December 31, 2011 and 2010, respectively.

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

The difference between the present value at acquisition date and the undiscounted cash flow expected to be collected from the FDIC is accreted into non-interest income over the life of the FDIC loss-share receivable. The FDIC loss-share receivable is reduced as loss-sharing payments are received from the FDIC for realized losses on covered loans and other real estate owned. Actual or expected losses in excess of the acquisition date estimates result in an increase in the FDIC loss-share receivable. However, a reduction in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates is recognized prospectively over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the shorter of (i) the estimated life of the respective pools of covered loans or (ii) the term of the loss-sharing agreements with the FDIC. The increases and decreases to the FDIC loss-share receivable are recorded as a component of non-interest income. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. See Note 5 for further details.

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to an annual assessment for impairment by applying a fair value based test. Goodwill is allocated to Valley’s reporting unit, which is a business segment or one level below, at the date goodwill is actually recorded. If the carrying value of a reporting unit exceeds its estimated fair value, a second step in the analysis is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded equal to the excess amount in the current period earnings. Valley reviews goodwill annually or more frequently if a triggering event indicates impairment may have occurred, to determine potential impairment by determining if the fair value of the reporting unit has fallen below the carrying value.

Other Intangible Assets

Other intangible assets primarily consist of loan servicing rights (largely generated from loan servicing retained by the Bank on residential mortgage loan originations sold in the secondary market to government sponsored enterprises), core deposits, customer lists and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value of the asset and its carrying amount. See further details regarding loan servicing rights below.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Valley initially records the loan servicing rights at fair value. Subsequently, the loan servicing rights are carried at the lower of unamortized cost or market (i.e., fair value). The fair values of the loan servicing rights are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for originated mortgage servicing rights.

The unamortized costs associated with acquiring loan servicing rights, net of any valuation allowances, are included in other intangible assets in the consolidated statements of financial condition and are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. A valuation allowance is established through an impairment charge to earnings to the extent the unamortized cost of a stratified group of loan servicing rights exceeds its estimated fair value. Increases in the fair value of impaired loan servicing rights are recognized as a reduction of the valuation allowance, but not in excess of such allowance.

Stock-Based Compensation

Compensation expense for stock options and restricted stock awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value Measurements

In general, fair values of financial instruments are based upon quoted market prices, where available. When observable market prices and parameters are not fully available, management uses valuation techniques based upon internal and third party models requiring more management judgment to estimate the appropriate fair value measurements. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, including adjustments based on internal cash flow model projections that utilize assumptions similar to those incorporated by market participants. Other adjustments may include amounts to reflect counterparty credit quality and Valley’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 3 for additional information.

Income Taxes

Valley uses the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the enacted tax rates that will be in effect when the underlying items of income and expense are expected to be realized.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive (loss) income, net of deferred tax, include: (i) unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to these securities); (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the unfunded portion of its various employee, officer, and director pension plans. Upon early adoption of Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”, as amended, at December 31, 2011, Valley presents comprehensive income and its components in the consolidated statements of comprehensive income on a retrospective basis for all periods presented. See Note 18 for additional disclosures.

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands, except for share data)
Net income	$133,653	$131,170	$116,061
Less: dividends on preferred stock and accretion	—	—	19,524

Net income available to common stockholders	$133,653	$131,170	$96,537

Basic weighted-average number of common shares outstanding	169,928,460	169,112,901	159,259,476
Plus: Common stock equivalents	1,130	8,683	753

Diluted weighted-average number of common shares outstanding	169,929,590	169,121,584	159,260,229

Earnings per common share:
Basic	$0.79	$0.78	$0.61
Diluted	$0.79	$0.78	$0.61

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 6.4 million, 6.9 million, and 7.2 million common shares for the years ended December 31, 2011, 2010, and 2009, respectively.

Preferred and Common Dividends

On November 14, 2008, Valley issued 300,000 shares of fixed rate cumulative perpetual preferred stock (the “senior preferred shares”), with a liquidation preference of one thousand dollars per share, to the U.S. Department of Treasury. Subsequently, Valley incrementally repurchased all 300,000 shares back from the U.S. Treasury during 2009 and effectively ended its participation in the TARP Capital Purchase Program on December 23, 2009. While the senior preferred shares were outstanding to the U.S. Treasury, the shares paid dividends at a rate of five percent per annum. Valley accrued the obligation for the preferred dividends as earned over the period the senior preferred shares were outstanding.

Cash dividends to common stockholders are payable and accrued when declared by Valley’s Board of Directors.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities

As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in future fair values or cash flows caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to manage its exposure to interest rate movements related to a service for certain customers. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the change in fair value of such instrument is charged directly to earnings. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

New Authoritative Accounting Guidance

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for Valley on January 1, 2011. The other disclosure requirements and clarifications made by ASU No. 2010-06 became effective for Valley on January 1, 2010. All of the applicable new disclosures have been included in Note 3.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 became effective for Valley’s financial statements as of December 31, 2010, as it relates to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period generally became effective for Valley’s financial statements beginning on January 1, 2011. The effective date for disclosures related to troubled debt restructurings was deferred to coincide with the July 1, 2011 effective date of ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below. Since the provisions of ASU No. 2010-20 are only disclosure related, Valley’s adoption of this guidance changed its disclosures but did not have a significant impact on its consolidated financial statements. See Notes 5 and 6 for the related disclosures.

ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations,” relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period. It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only. This guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on Valley’s consolidated financial statements.

ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” provides clarifying guidance intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession to the debtor; and (ii) the debtor is experiencing financial difficulties. ASU No. 2011-02 was adopted in 2011 and it applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of ASU No. 2011-02 did not have a significant impact on Valley’s consolidated financial statements.

ASU No. 2011-04, “Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2011-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 will be effective for Valley for all interim and annual periods beginning after December 15, 2011. Valley’s adoption of ASU No. 2011-04 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. As originally issued, ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards”. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. Valley has early adopted ASU No. 2011-05 and presented comprehensive income in a separate consolidated statement of comprehensive income for the years 2011, 2010, and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to conduct the current two-step goodwill impairment test. Otherwise, the entity would not need to apply the two-step test. ASU No. 2011-08 will be effective for Valley for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. ASU No. 2011-08 is not expected to have a significant impact on Valley’s consolidated financial statements.

BUSINESS COMBINATIONS AND DISPOSITIONS (Note 2)

Acquisition of State Bancorp, Inc.

On January 1, 2012, Valley acquired State Bancorp, Inc. (“State Bancorp”), the holding company for State Bank of Long Island, a commercial bank with approximately $1.6 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. This fixed exchange ratio was determined after consideration of Valley’s five percent stock dividend, paid on May 20, 2011. The total consideration for the acquisition was $208 million. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. The stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The outstanding loan, included in Valley’s consolidated financial statements at December 31, 2011, was subsequently eliminated as of the acquisition date. Valley also assumed junior subordinated debentures issued to capital trusts with combined contractual principal balances totaling $20.6 million.

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 466 thousand of Valley common shares has an exercise price of $11.87 per share, and is exercisable on a net exercise basis. Valley has calculated an internal value for the warrants, and may negotiate their redemption with the U.S. Treasury. However, if Valley elects not to negotiate or an agreement cannot be reached with the U.S. Treasury, the warrants will be sold at public auction and remain outstanding.

Professional and legal fees, salary and employee benefits expense, and other non-interest expense include $1.7 million, $640 thousand, and $290 thousand, respectively, of State Bancorp merger related expenses for the year ended December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the event the losses under the loss-sharing agreements fail to reach expected levels, the Bank has agreed to make a cash payment to the FDIC, on approximately the tenth anniversary following the transactions’ closings, pursuant to each loss-sharing agreement. There was no payable to the FDIC recorded at December 31, 2011.

In addition, as part of the consideration for The Park Avenue Bank FDIC-assisted transaction, the Bank issued a cash-settled equity appreciation instrument to the FDIC. The equity appreciation instrument was initially recorded as a liability in the first quarter of 2010 and was settled in cash after the FDIC exercised the instrument on April 1, 2010. The valuation and settlement of the equity appreciation instrument did not significantly impact Valley’s financial condition or results of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2011 and 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$90,748	$—	$90,748	$—
Obligations of states and political subdivisions	20,214	—	20,214	—
Residential mortgage-backed securities	310,137	—	259,977	50,160
Trust preferred securities	63,858	19,576	17,131	27,151
Corporate and other debt securities	39,610	30,603	9,007	—
Equity securities	41,953	23,506	18,447	—

Total available for sale	566,520	73,685	415,524	77,311
Trading securities	21,938	—	21,938	—
Loans held for sale (1)	25,169	—	25,169	—
Other assets (2)	5,211	—	5,211	—

Total assets	$618,838	$73,685	$467,842	$77,311

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$160,478	$160,478	$—	$—
Other liabilities (2)	21,854	—	21,854	—

Total liabilities	$182,332	$160,478	$21,854	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$163,810	$163,810	$—	$—
U.S. government agency securities	88,800	—	88,800	—
Obligations of states and political subdivisions	29,462	—	29,462	—
Residential mortgage-backed securities	610,358	—	514,711	95,647
Trust preferred securities	41,083	20,343	—	20,740
Corporate and other debt securities	53,961	41,046	—	12,915
Equity securities	47,808	28,227	10,228	9,353

Total available for sale	1,035,282	253,426	643,201	138,655
Trading securities	31,894	9,991	—	21,903
Loans held for sale (1)	58,958	—	58,958	—
Other assets(2)	8,414	—	8,414	—

Total assets	$1,134,548	$263,417	$710,573	$160,558

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$161,734	$161,734	$—	$—
Other liabilities(2)	1,379	—	1,379	—

Total liabilities	$163,113	$161,734	$1,379	$—

(1)

Loans held for sale (which consists of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $24.3 million and $58.4 million at December 31, 2011 and 2010, respectively.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at both December 31, 2011 and 2010.

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010 are summarized below:

	2011			2010
	Trading Securities	Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)
Balance, beginning of the period	$21,903	$138,655		$32,950		$156,612
Transfers into Level 3:
Residential mortgage-backed securities	—	8,798		—		—
Transfers out of Level 3:
Residential mortgage-backed securities	—	(44,771)		—		—
Trust preferred securities	(21,903)	(17,397)		(10,567)		(532)
Corporate and other debt securities	—	(12,914)		—		(852)
Equity securities	—	(9,353)		—		—
Transfers from held-to-maturity (1)	—	23,452		—		—
Total net (losses) gains for the period included in:
Net income	—	(1,654)		(480)		—
Other comprehensive income	—	765		—		9,626
Purchases	—	—		—		3,517
Settlements	—	(8,270)		—		(29,716)

Balance, end of the period	$—	$77,311		$21,903		$138,655

Net losses included in net income for the
period relating to assets held at year end (2)	$—	$(19,968	)(4)	$(480	)(3)	$(4,642	)(4)

(1)	Represents impaired trust preferred securities issued by one bank holding company transferred at fair value from held-to-maturity to available-for-sale at December 31, 2011.
(2)	Represents net losses that are due to changes in economic conditions and management's estimates of fair value.
(3)	Included in trading gains (losses), net within the non-interest income category on the consolidated statements of income.
(4)

Represents the net impairment losses on securities recognized in earnings for the period, including $18.3 million related to trust preferred securities transferred from held-to-maturity at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers into and out of Level 3 assets are generally made in response to a decrease or an increase, respectively, in the availability of observable market data used in the securities’ pricing obtained primarily through independent pricing services or dealer market participants. See further details regarding the valuation techniques used for the fair value measurement of the financial instruments below.

During 2011, there were no transfers of assets between Level 1 and Level 2.

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

Available for sale and trading securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including certain trust preferred securities) are reported at fair values utilizing Level 1 inputs. The majority of the other accruing investment securities in which Valley has not previously recognized an other-than-temporary impairment charges are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service, may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and trading securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for trust preferred securities, and certain private label mortgage-backed securities. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.

For the two available for sale pooled trust preferred securities, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculations for both securities are received from an independent valuation advisor. In validating the fair value calculation from an independent valuation advisor, Valley reviews accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of corporate debt securities under Level 3 at December 31, 2010 was calculated based on the estimated future cash flows discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The quoted prices received from either market participants or independent pricing services were weighted with the internal price estimate to determine the fair value of each instrument.

For the fair value of certain trading securities, consisting of trust preferred securities, under Level 3 at December 31, 2010, Valley prepared present value cash flow models incorporating the contractual cash flow of each security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2011 and 2010 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms (see Note 12 for details) and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2011 and 2010.

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

The following table summarizes assets measured at fair value on a non-recurring basis in 2011 and 2010 that were still held in the balance sheet at each respective year end:

	Significant Unobservable Inputs (Level 3) As of December 31,
	2011	2010
	(in thousands)
Collateral dependent impaired loans*	$66,854	$53,330
Loan servicing rights	9,078	11,328
Foreclosed assets	15,874	19,986

*	Excludes pooled covered loans acquired in the FDIC-assisted transactions.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the years ended December 31, 2011 and 2010, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct loan charge-offs to the allowance for loan losses totaled $16.9 million and $8.3 million for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, collateral dependent impaired loans (mainly consisting of commercial and industrial, commercial real estate, and construction loans) with a recorded investment of $74.3 million were reduced by specific valuation allowance allocations totaling $7.4 million to a reported net carrying amount of $66.9 million. At December 31, 2010, collateral dependent impaired loans with a recorded investment of $54.4 million were reduced by specific valuation allowance allocations totaling $1.1 million to a reported net carrying amount of $53.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. For the years ended December 31, 2011 and 2010, Valley recognized net impairment charges of $1.5 million and $551 thousand, respectively, on loan servicing rights.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria. During the years ended December 31, 2011 and 2010, foreclosed assets measured at fair value upon initial recognition and subsequent re-measurement totaled $15.9 million and $20.0 million, respectively. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $3.9 million and $8.1 million during 2011 and 2010, respectively. During 2011, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.3 million included in non-interest expense.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2011, 2010 and 2009:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		2011
				2010	2009
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$(19,968	)*	$(4,642)	$(6,352)
Trading securities	Trading gains (losses), net	1,015		(1,056)	5,394
Loans held for sale	Gains on sales of loans, net	10,699		12,591	8,937

Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	1,256		(5,841)	(15,828)

		$(6,998)		$1,052	$(7,849)

*	Includes $18.3 million related to impaired trust preferred securities transferred from held-to-maturity to available for sale at December 31, 2011.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2011 and 2010:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and due from banks	$372,566	$372,566	$302,629	$302,629
Interest bearing deposits with banks	6,483	6,483	63,657	63,657
Investment securities held to maturity	1,958,916	2,027,197	1,923,993	1,898,872
Investment securities available for sale	566,520	566,520	1,035,282	1,035,282
Trading securities	21,938	21,938	31,894	31,894
Loans held for sale	25,169	25,169	58,958	58,958
Net loans	9,665,839	9,645,517	9,241,091	9,035,066
Accrued interest receivable	52,527	52,527	59,126	59,126
Federal Reserve Bank and Federal Home Loan Bank stock (1)	129,669	129,669	139,778	139,778
Derivatives (1)	5,211	5,211	8,414	8,414

Financial liabilities
Deposits without stated maturities	7,171,718	7,171,718	6,630,763	6,630,763
Deposits with stated maturities	2,501,384	2,557,119	2,732,851	2,783,680
Short-term borrowings	212,849	215,179	192,318	195,360
Long-term borrowings	2,726,099	3,154,150	2,933,858	3,201,090
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $160,478 at December 31, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	185,598	186,098	186,922	187,480
Accrued interest payable (2)	3,798	3,798	4,344	4,344
Derivatives (2)	21,854	21,854	1,379	1,379

(1)	Included in other assets.
(2)	Included in accrued expenses and other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at December 31, 2011 and 2010.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not measured and reported at fair value on a recurring basis or a non-recurring basis:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value because of the short maturity of these items.

Investment securities held to maturity. Fair values are based on prices obtained through an independent pricing service or dealer market participants with which Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For certain securities, for which the inputs used by either dealer market participants or independent pricing service were derived from unobservable market information, Valley evaluates the appropriateness and quality of each price. Additionally, Valley reviews the volume and level of activity for all classes of held to maturity securities and attempts to identify transactions, which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value based on Level 3 inputs. If applicable, the adjustment to fair value is derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

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

Accrued interest receivable and payable. The carrying amounts of accrued interest approximate their fair value due to the short-term nature of these items.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES (Note 4)

As of December 31, 2011, Valley had approximately $2.0 billion, $566.5 million, and $21.9 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2011 and 2010 were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value
	(in thousands)
December 31, 2011
U.S. Treasury securities	$100,018	$13,841	$—	$113,859
Obligations of states and political subdivisions	433,284	19,931	(14)	453,201
Residential mortgage-backed securities	1,180,104	51,041	(152)	1,230,993
Trust preferred securities	193,312	4,308	(22,867)	174,753
Corporate and other debt securities	52,198	3,799	(1,606)	54,391

Total investment securities held to maturity	$1,958,916	$92,920	$(24,639)	$2,027,197

December 31, 2010
U.S. Treasury securities	$100,161	$251	$(909)	$99,503
Obligations of states and political subdivisions	387,280	2,146	(3,467)	385,959
Residential mortgage-backed securities	1,114,469	30,728	(3,081)	1,142,116
Trust preferred securities	269,368	5,891	(59,365)	215,894
Corporate and other debt securities	52,715	2,911	(226)	55,400

Total investment securities held to maturity	$1,923,993	$41,927	$(67,048)	$1,898,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2011 and 2010 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011
Obligations of states and political subdivisions	$1,854	$(13)	$50	$(1)	$1,904	$(14)
Residential mortgage-backed securities	33,520	(152)	—	—	33,520	(152)
Trust preferred securities	35,527	(730)	55,612	(22,137)	91,139	(22,867)
Corporate and other debt securities	14,756	(192)	7,560	(1,414)	22,316	(1,606)

Total	$85,657	$(1,087)	$63,222	$(23,552)	$148,879	$(24,639)

December 31, 2010
U.S. Treasury securities	$57,027	$(909)	$—	$—	$57,027	$(909)
Obligations of states and political subdivisions	123,399	(3,467)	50	—	123,449	(3,467)
Residential mortgage-backed securities	226,135	(3,081)	—	—	226,135	(3,081)
Trust preferred securities	14,152	(250)	75,477	(59,115)	89,629	(59,365)
Corporate and other debt securities	7,971	(13)	8,761	(213)	16,732	(226)

Total	$428,684	$(7,720)	$84,288	$(59,328)	$512,972	$(67,048)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2011 was 28 as compared to 153 at December 31, 2010.

At December 31, 2011, the unrealized losses reported for trust preferred securities mostly related to 12 single-issuer securities, issued by bank holding companies. Of the 12 trust preferred securities, 5 were investment grade, 2 were non-investment grade, and 5 were not rated.

At December 31, 2011, Valley recorded $18.3 million of other-than-temporary impairment charges attributable to credit factors on trust preferred securities issued by one bank holding company. After the credit impairment charges, the trust preferred securities had a combined adjusted amortized cost of $46.4 million and a fair value of $23.5 million at December 31, 2011. In connection with its impairment analysis at year end 2011, Valley determined that it no longer had a positive intent to hold these securities to their maturity due to the significant decline in the securities’ fair value caused by the deterioration in creditworthiness of the issuer. As a result, and in accordance with ASC 320, management transferred the securities from the held to maturity portfolio to the available for sale portfolio at December 31, 2011. See “Other-Than-Temporarily Impaired Securities” section below for further details.

All single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2011.

Management does not believe that any individual unrealized loss as of December 31, 2011 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of investments in debt securities held to maturity at December 31, 2011 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$129,523	$129,775
Due after one year through five years	44,746	45,839
Due after five years through ten years	189,250	210,535
Due after ten years	415,293	410,055
Residential mortgage-backed securities	1,180,104	1,230,993

Total investment securities held to maturity	$1,958,916	$2,027,197

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 3.6 years at December 31, 2011.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2011 and 2010 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
U.S. government agency securities	$89,787	$1,204	$(243)	$90,748
Obligations of states and political subdivisions	18,893	1,322	(1)	20,214
Residential mortgage-backed securities	304,631	10,950	(5,444)	310,137
Trust preferred securities*	96,956	78	(33,176)	63,858
Corporate and other debt securities	40,638	2,554	(3,582)	39,610
Equity securities	47,932	1,320	(7,299)	41,953

Total investment securities available for sale	$598,837	$17,428	$(49,745)	$566,520

December 31, 2010
U.S. Treasury securities	$162,404	$1,406	$—	$163,810
U.S. government agency securities	88,926	26	(152)	88,800
Obligations of states and political subdivisions	28,231	1,234	(3)	29,462
Residential mortgage-backed securities	578,282	35,016	(2,940)	610,358
Trust preferred securities*	54,060	1,142	(14,119)	41,083
Corporate and other debt securities	53,379	2,612	(2,030)	53,961
Equity securities	48,724	812	(1,728)	47,808

Total investment securities available for sale	$1,014,006	$42,248	$(20,972)	$1,035,282

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities available for sale at December 31, 2011 and 2010 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011
U.S. government agency securities	$7,980	$(243)	$—	$—	$7,980	$(243)
Obligations of states and political subdivisions	141	(1)	—	—	141	(1)
Residential mortgage-backed securities	41,673	(1,655)	22,639	(3,789)	64,312	(5,444)
Trust preferred securities	23,962	(1,061)	38,191	(32,115)	62,153	(33,176)
Corporate and other debt securities	3,243	(173)	6,567	(3,409)	9,810	(3,582)
Equity securities	20,570	(4,430)	12,551	(2,869)	33,121	(7,299)

Total	$97,569	$(7,563)	$79,948	$(42,182)	$177,517	$(49,745)

December 31, 2010
U.S. government agency securities	$66,157	$(152)	$—	$—	$66,157	$(152)
Obligations of states and political subdivisions	1,146	(3)	—	—	1,146	(3)
Residential mortgage-backed securities	11,439	(350)	46,206	(2,590)	57,645	(2,940)
Trust preferred securities	1,262	(153)	33,831	(13,966)	35,093	(14,119)
Corporate and other debt securities	—	—	7,944	(2,030)	7,944	(2,030)
Equity securities	1,538	(243)	13,736	(1,485)	15,274	(1,728)

Total	$81,542	$(901)	$101,717	$(20,071)	$183,259	$(20,972)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at both December 31, 2011 and 2010 was 43.

Within the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2011, of the total $5.4 million unrealized losses, $2.3 million relate to five private label mortgage-backed securities that were other-than-temporarily impaired prior to 2011, with the exception of one, which was found to be other-than-temporarily impaired during the fourth quarter of 2011. See the “Other-Than-Temporarily Impaired Securities” section below for further details. The remaining $3.1 million of unrealized losses relate mainly to one investment grade private label mortgage-backed security.

The unrealized losses for trust preferred securities at December 31, 2011, in the table above relate to 3 pooled trust preferred and 15 single-issuer bank issued trust preferred securities. The unrealized losses include $22.9 million attributable to trust preferred securities issued by one bank holding company with an amortized cost of $46.4 million and a fair value of $23.5 million, and $8.2 million attributable to 3 pooled trust preferred securities with an amortized cost of $20.0 million and a fair value of $11.8 million. The two trust preferred issuances by one bank holding company, previously classified as a held to maturity, were found be other-than-temporarily impaired during the fourth quarter of 2011 and subsequently transferred to the available for sale portfolio. The three pooled trust preferred securities included one security with an unrealized loss of $6.6 million and an investment grade rating at December 31, 2011. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. See “Other-Than-Temporarily Impaired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities” section below for more details. All of the remaining single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses existing for more than twelve months reported for corporate and other debt securities at December 31, 2011 relate almost entirely to one investment grade bank-issued corporate bond with a $10.0 million amortized cost and a $3.4 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those existing for more than twelve months, are related primarily to three perpetual preferred security positions with a combined $35.0 million amortized cost and a $7.2 million unrealized loss. At December 31, 2011, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of December 31, 2011 represents an other-than-temporary impairment, except for the previously impaired securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of December 31, 2011, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $385 million.

The contractual maturities of investments securities available for sale at December 31, 2011, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$452	$455
Due after one year through five years	2,599	2,550
Due after five years through ten years	94,440	97,261
Due after ten years	148,783	114,164
Residential mortgage-backed securities	304,631	310,137
Equity securities	47,932	41,953

Total investment securities available for sale	$598,837	$566,520

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2011 was 3.6 years.

Other-Than-Temporary Impairment Analysis

To determine whether a security’s impairment is other-than-temporary, Valley considers several factors that include, but are not limited to the following:

•	The severity and duration of the decline, including the causes of the decline in fair value, such as an issuer’s credit problems, interest rate fluctuations, or market volatility;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Adverse conditions specifically related to the issuer of the security, an industry, or geographic area;

•	Failure of the issuer of the security to make scheduled interest or principal payments;

•	Any changes to the rating of the security by a rating agency or, if applicable, any regulatory actions impacting the security issuer;

•	Recoveries or additional declines in fair value after the balance sheet date;

•	Our ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term; and

•	Our intent to sell debt security investments, or if it is more likely than not that we will be required to sell such securities before recovery of their individual amortized cost basis.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not we expect to collect all contractual cash flows.

In assessing the level of other-than-temporary impairment attributable to credit loss for debt securities, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income or loss. The total other-than-temporary impairment loss is presented in the consolidated statements of income, less the portion recognized in other comprehensive income or loss. Subsequent assessments may result in additional estimated credit losses on previously impaired securities. These additional estimated credit losses are recorded as reclassifications from the portion of other-than-temporary impairment previously recognized in other comprehensive income or loss to earnings in the period of such assessments. The amortized cost basis of an impaired debt security is reduced by the portion of the total impairment related to credit loss.

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers’ had capital ratios at December 31, 2011 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities. However, Valley lengthened the estimate of the timeframe over which it could reasonably anticipate receiving the expected cash flows from one deferring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bank holding company issuer at December 31, 2011 resulting in the $18.3 million credit impairment charge noted in the “Held to Maturity” section above. See “Other-Than-Temporarily Impaired Securities” section below for further details.

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and 2010. One of the two pooled trust preferred securities had additional estimated credit losses recognized during the first quarter of 2011. See “Other-Than-Temporarily Impaired Securities” section below for further details.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2011. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(in thousands)
Held to maturity:
Trust preferred securities	$18,314	$—	$—
Available for sale:
Residential mortgage-backed securities	829	2,265	5,735
Trust preferred securities	825	2,377	183
Equity securities	—	—	434

Net impairment losses on securities recognized in earnings	$19,968	$4,642	$6,352

Impaired Trust Preferred Securities. During the fourth quarter of 2011, Valley recognized credit impairment charges totaling $18.3 million related to the trust preferred securities of two issuances by one bank holding company, which were classified as held to maturity. In August and October of 2009, the issuer was required to defer its scheduled interest payments on each respective security issuance based upon an operating agreement with its bank regulators. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders, and at the holding company level it reported cash and cash equivalents in excess of the cumulative amount of accrued but unpaid interest owed on all of its junior subordinated debentures related to trust preferred securities. Additionally, the issuer reported that it raised new common capital and increased all its bank regulatory risk ratios, and that it has consistently met the minimum well-capitalized requirements (each quarter) since the date of the interest deferral on both issuances. However, in assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the “Other-Than-Temporary Impairment Analysis” section above. While the issuer has reported reasonably consistent financial performance in its recent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulatory filings, Valley lengthened its estimate of the timeframe over which it could reasonably anticipate receiving the expected cash flows and, as a result, concluded that the securities were other-than-temporarily impaired at December 31, 2011. The total impairment loss of $41.2 million on these securities consisted of the aforementioned $18.3 million attributable to credit and $22.9 million attributable to factors other than credit. After recognition of the credit impairment charges, the trust preferred securities had a combined amortized cost of $46.4 million and a fair value of $23.5 million at December 31, 2011. In connection with its impairment analysis at year end 2011, Valley determined that it no longer had a positive intent to hold these securities to their maturity due to the significant decline in the securities’ fair value caused by the deterioration in the creditworthiness of the issuer. As a result, these securities were transferred from the held to maturity portfolio to the available for sale portfolio at December 31, 2011. However, Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

The other-than-temporary impairment charges on trust preferred securities classified as available for sale reported in the table above all relate to two pooled trust preferred securities with a combined amortized cost and fair value of $5.4 million and $3.7 million, respectively, at December 31, 2011, after recognition of all credit impairments. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities.

All of the impaired trust preferred securities discussed above are not accruing interest as of December 31, 2011. As disclosed in Note 1, Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Impaired Residential Mortgage-Backed Securities. During 2011, Valley recognized an initial impairment charge of $829 thousand on one of the 17 individual private label mortgage-backed securities classified as available for sale at December 31, 2011. Five other private label mortgage-backed securities were impaired during 2010. Of the five securities impaired during 2010, four were also impaired during 2009 and responsible for the total other-than-temporary impairment losses on residential mortgage-backed securities for 2009 in the table above. At December 31, 2011, the six impaired private label mortgage-backed securities had a combined amortized cost of $52.3 million and fair value of $50.2 million, respectively. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations. See the “Other-Than-Temporary Impairment Analysis” section above for further details regarding the impairment analysis of residential mortgage-backed securities.

Impaired Equity Securities. During the year ended December 31, 2009, Valley recognized other-than-temporary impairment charges of $434 thousand on equity securities classified as available for sale, which relates to one common equity security issued by a bank. The impairment was recognized based on the length of time and the severity of the difference between the security’s book value and its observable market price and the security’s near term prospects for recovery. At December 31, 2011, the security had a carrying value of $940 thousand and an unrealized gain of $217 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Sales transactions:
Gross gains	$31,456	$8,615	$8,006
Gross losses	—	(96)	(36)

	$31,456	$8,519	$7,970

Maturities and other securities transactions:
Gross gains	$623	$3,158	$79
Gross losses	(11)	(79)	(44)

	$612	$3,079	$35

Gains on securities transactions, net	$32,068	$11,598	$8,005

During year ended December 31, 2011, Valley recognized $31.5 million of gross gains on sales transactions mainly due to the sales of certain residential mortgage-backed securities classified as available for sale issued by Ginnie Mae and government sponsored enterprises totaling $651.7 million. Valley recorded trade date receivables of approximately $141.1 million for unsettled sales of securities classified as available for sale, which are included in other assets at December 31, 2011.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income or loss for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(in thousands)
Balance, beginning of period	$10,500	$6,119	$549
Additions:
Initial credit impairments	19,143	124	2,171
Subsequent credit impairments	825	4,518	3,747
Reductions:
Accretion of credit loss impairment due to anincrease in expected cash flows	(1,398)	(261)	(348)

Balance, end of period	$29,070	$10,500	$6,119

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to each period presented. Other-than-temporary impairments recognized in earnings for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairment). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading Securities

The fair value of trading securities (consisting of 3 and 4 single-issuer bank trust preferred securities at December 31, 2011 and 2010, respectively) was $21.9 million and $31.9 million at December 31, 2011 and 2010, respectively. Interest income on trading securities totaled $2.1 million, $2.6 million, and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2011 and 2010 was as follows:

	2011	2010
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,878,387	$1,825,066
Commercial real estate:
Commercial real estate	3,574,089	3,378,252
Construction	411,003	428,232

Total commercial real estate loans	3,985,092	3,806,484

Residential mortgage	2,285,590	1,925,430
Consumer:
Home equity	469,604	512,745
Automobile	772,490	850,801
Other consumer	136,634	88,614

Total consumer loans	1,378,728	1,452,160

Total non-covered loans	9,527,797	9,009,140

Covered loans:
Commercial and industrial	$83,742	$121,151
Commercial real estate	160,651	195,646
Construction	6,974	16,153
Residential mortgage	15,546	17,026
Consumer	4,931	6,679

Total covered loans	271,844	356,655

Total loans	$9,799,641	$9,365,795

Total non-covered loans are net of unearned discount and deferred loan fees totaling $7.5 million and $9.3 million at December 31, 2011 and 2010, respectively. Covered loans had outstanding contractual principal balances totaling approximately $398.2 million and $497.0 million at December 31, 2011 and 2010, respectively.

Valley purchased approximately $33 million of loans almost entirely consisting of automobile loans during the year ended December 31, 2011. There were no sales of loans, other than from the held for sale loan portfolio, or transfers from loans held for investment to loans held for sale during the year ended December 31, 2011.

Covered Loans

Covered loans acquired through the FDIC-assisted transactions are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality and are not subsequently accounted for at fair value. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. See the “Loans Acquired Through Transfer (Including Covered Loans)” section of Note 1 for further details regarding accounting policies for covered loans.

The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. During 2011, on an aggregate basis the acquired pools of covered loans performed better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. Additionally, the FDIC loss-share receivable is prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to non-interest income.

Changes in the accretable yield for covered loans were as follows for the year ended December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Balance, beginning of period	$101,052	$—
Acquisitions	—	69,659
Accretion	(40,345)	(20,547)
Net reclassification from non-accretable difference	6,017	51,940

Balance, end of period	$66,724	$101,052

Valley reclassified $6.0 million and $51.9 million during 2011 and 2010, respectively, from the non-accretable difference for covered loans due to increases in expected cash flows for certain pools of covered loans. This amount is recognized prospectively as an adjustment to yield over the life of the individual pools.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in FDIC loss-share receivable for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Balance, beginning of the period	$89,359	$—
Acquisitions	—	108,000
Discount accretion of the present value at the acquisition dates	582	1,166
Effect of additional cash flows on covered loans (prospective recognition)	(10,592)	—
Increase due to impairment on covered loans	19,520	5,102
Other reimbursable expenses	3,893	2,561
Reimbursements from the FDIC	(28,372)	(27,470)

Balance, end of the period	$74,390	$89,359

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley recognized approximately $13.4 million and $6.3 million in non-interest income for the years ended December 31, 2011 and 2010, respectively, related to discount accretion and the post-acquisition adjustments to the FDIC loss-share receivable included in the table above.

Related Party Loans

In the ordinary course of business, Valley has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.

The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2011:

2011
(in thousands)
Outstanding at beginning of year	$198,750
New loans and advances	18,012
Repayments	(23,190)
Sales	(230)

Outstanding at end of year	$193,342

All loans to related parties are performing as of December 31, 2011.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $337.7 million and $451.7 million at December 31, 2011 and 2010, respectively.

Commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that comply with Fannie Mae and/or Freddie Mac requirements. Appraisals of real estate collateral are contracted directly with independent appraisers and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models, is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at December 31, 2011. Unsecured consumer loans totaled approximately $66.5 million and $30.7 million including $9.1 million and $9.7 million of credit card loans at December 31, 2011 and 2010, respectively.

Credit Quality

The following tables present past due, non-accrual and current non-covered loans by loan portfolio class at December 31, 2011 and 2010:

	Past Due and Non-Accrual Loans*
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-Covered Loans	Total Non-Covered Loans
	(in thousands)
December 31, 2011
Commercial and industrial	$4,347	$657	$26,648	$31,652	$1,846,735	$1,878,387
Commercial real estate:
Commercial real estate	13,115	422	42,186	55,723	3,518,366	3,574,089
Construction	2,652	1,823	19,874	24,349	386,654	411,003

Total commercial real estate loans	15,767	2,245	62,060	80,072	3,905,020	3,985,092

Residential mortgage	8,496	763	31,646	40,905	2,244,685	2,285,590
Consumer loans:
Home equity	989	13	2,700	3,702	465,902	469,604
Automobile	7,794	303	461	8,558	763,932	772,490
Other consumer	192	35	749	976	135,658	136,634

Total consumer loans	8,975	351	3,910	13,236	1,365,492	1,378,728

Total	$37,585	$4,016	$124,264	$165,865	$9,361,932	$9,527,797

December 31, 2010
Commercial and industrial	$13,852	$12	$13,721	$27,585	$1,797,481	$1,825,066
Commercial real estate:
Commercial real estate	14,563	—	32,981	47,544	3,330,708	3,378,252
Construction	2,804	196	27,312	30,312	397,920	428,232

Total commercial real estate loans	17,367	196	60,293	77,856	3,728,628	3,806,484

Residential mortgage	12,682	1,556	28,494	42,732	1,882,698	1,925,430
Consumer loans:
Home equity	1,045	—	1,955	3,000	509,745	512,745
Automobile	13,328	686	539	14,553	836,248	850,801
Other consumer	265	37	53	355	88,259	88,614

Total consumer loans	14,638	723	2,547	17,908	1,434,252	1,452,160

Total	$58,539	$2,487	$105,055	$166,081	$8,843,059	$9,009,140

*	Past due loans and non-accrual loans exclude loans that were acquired as part of the FDIC-assisted transactions. These loans are accounted for on a pooled basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $6.9 million, $7.9 million and $6.5 million for the years ended December 31, 2011, 2010, and 2009, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $1.6 million (including $1.1 million of interest income on impaired loans) for the year ended December 31, 2011. Interest income recognized on cash basis was immaterial for the years ended December 31, 2010, and 2009.

Impaired loans. Impaired loans consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans are individually evaluated for impairment. See the “Allowance for Credit Losses” section of Note 1 for details regarding the accounting policy for impaired loans.

The following table presents the information about impaired loans by loan portfolio class at December 31, 2011 and 2010:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance

	(in thousands)
December 31, 2011
Commercial and industrial	$6,193	$48,665	$54,858	$71,111	$11,105
Commercial real estate:
Commercial real estate	26,741	56,978	83,719	91,448	7,108
Construction	4,253	19,998	24,251	28,066	1,408

Total commercial real estate loans	30,994	76,976	107,970	119,514	8,516

Residential mortgage	998	20,007	21,005	22,032	3,577
Consumer loans:
Home equity	—	242	242	242	45

Total consumer loans	—	242	242	242	45

Total	$38,185	$145,890	$184,075	$212,899	$23,243

December 31, 2010
Commercial and industrial	$3,707	$28,590	$32,297	$42,940	$6,397
Commercial real estate:
Commercial real estate	19,860	43,393	63,253	66,869	3,991
Construction	24,215	15,854	40,069	40,867	2,150

Total commercial real estate loans	44,075	59,247	103,322	107,736	6,141

Residential mortgage	788	17,797	18,585	18,864	2,683
Consumer loans:
Home equity	—	83	83	83	5

Total consumer loans	—	83	83	83	5

Total	$48,570	$105,717	$154,287	$169,623	$15,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2011:

	December 31, 2011
	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$43,095	$1,457
Commercial real estate:
Commercial real estate	76,542	3,043
Construction	31,897	1,141

Total commercial real estate loans	108,439	4,184

Residential mortgage	19,015	706
Consumer loans:
Home equity	109	3

Total consumer loans	109	3

Total	$170,658	$6,350

The average balance of impaired loans was approximately $104.1 million and $49.8 million for the years ended December 31, 2010, and 2009, respectively. Interest income recognized on total impaired loans during the years ended December 31, 2010 and 2009 was immaterial.

Troubled debt restructured loans. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who maybe experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (“TDR”). Purchased impaired loans, consisting of Valley’s covered loans, are excluded from the TDR disclosures below because they are evaluated for impairment on a pool by pool basis. When a loan within the pool is modified as a TDR, it is not removed from its pool.

The majority of the concessions made for TDRs involve lowering the monthly payments on loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. The concessions rarely result in the forgiveness of principal or accrued interest. In addition, Valley frequently obtains additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and Valley’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

As a result of the adoption of ASU 2011-02 during the third quarter of 2011, Valley reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and concluded that the adoption did not materially impact the number of TDRs identified by Valley, or the specific reserves for such loans included in our allowance for loan losses.

Performing TDRs (not reported as non-accrual loans) totaled $101.0 million and $89.7 million as of December 31, 2011 and 2010, respectively. Non-performing TDRs totaled $15.5 million and $9.4 million as of December 31, 2011 and 2010, respectively. All TDRs are classified as impaired loans and are included in the impaired loans section above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents non-covered loans by loan class modified as TDRs during the year ended December 31, 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2011, respectively.

		December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstading Recorded Investment
		($ in thousands)
Commercial and industrial*	27	$29,142	$28,866
Commercial real estate:
Commercial real estate	7	12,890	12,777
Construction	2	3,422	3,422

Total commercial real estate	9	16,312	16,199
Residential mortgage	5	1,237	1,223
Consumer	1	58	58

Total	42	$46,749	$46,346

*	Includes 9 finance leases with pre and post-modification outstanding recorded investments totaling

$372 thousand and $294 thousand, respectively.

The majority of the TDR concessions made during the year ended December 31, 2011 involved an extension of the loan term and/or an interest rate reduction. The TDRs presented in the table above had allocated specific reserves for loan losses totaling $9.0 million at December 31, 2011. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. There were no charge-offs resulting from loans modified as TDRs during the year ended December 31, 2011.

Non-covered loans modified as TDRs within the 12 months previous to December 31, 2011, for which there was a subsequent default (90 days or more past due) consisted of one commercial loan and two residential mortgages with recorded investments of $1.9 million and $399 thousand at December 31, 2011, respectively.

Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed to be Special Mention. Loans rated as “Pass” loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2011 and 2010.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2011
Commercial and industrial	$1,669,943	$95,726	$112,186	$532	$1,878,387
Commercial real estate	3,350,475	82,612	141,002	—	3,574,089
Construction	329,848	42,845	38,114	196	411,003

Total	$5,350,266	$221,183	$291,302	$728	$5,863,479

December 31, 2010
Commercial and industrial	$1,638,939	$92,131	$93,920	$76	$1,825,066
Commercial real estate	3,175,333	77,186	125,733	—	3,378,252
Construction	324,292	48,442	55,498	—	428,232

Total	$5,138,564	$217,759	$275,151	$76	$5,631,550

For residential mortgages, automobile, home equity, and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2011 and 2010:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Loans
	(in thousands)
December 31, 2011
Residential mortgage	$2,253,944	$31,646	$2,285,590
Home equity	466,904	2,700	469,604
Automobile	772,029	461	772,490
Other consumer	135,885	749	136,634

Total	3,628,762	35,556	3,664,318

December 31, 2010
Residential mortgage	$1,896,936	$28,494	$1,925,430
Home equity	510,790	1,955	512,745
Automobile	850,262	539	850,801
Other consumer	88,561	53	88,614

Total	$3,346,549	$31,041	$3,377,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley evaluates the credit quality of its covered loan pools based on the expectation of the underlying cash flows, derived from the aging status and by payment activity. The following table presents the recorded investment in covered loans by class based on individual loan payment activity as of December 31, 2011 and 2010.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Loans
	(in thousands)
December 31, 2011
Commercial and industrial	$67,424	$16,318	$83,742
Commercial real estate	112,047	48,604	160,651
Construction	623	6,351	6,974
Residential mortgage	10,118	5,428	15,546
Consumer	4,931	—	4,931

Total	195,143	76,701	271,844

December 31, 2010
Commercial and industrial	$97,319	$23,832	$121,151
Commercial real estate	149,817	45,829	195,646
Construction	6,411	9,742	16,153
Residential mortgage	13,894	3,132	17,026
Consumer	6,679	—	6,679

Total	$274,120	$82,535	$356,655

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

The following table summarizes the allowance for credit losses for the years ended December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$120,274	$118,326
Allowance for covered loans	13,528	6,378

Total allowance for loan losses	133,802	124,704
Allowance for unfunded letters of credit	2,383	1,800

Total allowance for credit losses	$136,185	$126,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the provision for credit losses for the periods indicated:

	2011	2010	2009
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$31,242	$42,943	$47,821
Provision for covered loans	21,510	6,378	—

Total provision for loan losses	52,752	49,321	47,821
Provision for unfunded letters of credit	583	135	171

Total provision for credit losses	$53,335	$49,456	$47,992

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
			(in thousands)
December 31, 2011
Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off (1)	(29,229)	(10,358)	(3,222)	(5,906)	—	(48,715)
Charged-off loans recovered	2,365	331	129	2,236	—	5,061

Net charge-offs	(26,864)	(10,027)	(3,093)	(3,670)	—	(43,654)
Provision for loan losses (2)	38,546	14,255	2,737	(2,152)	(634)	52,752

Ending balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802

December 31, 2010
Allowance for loan losses:
Beginning balance	$49,267	$25,516	$5,397	$15,480	$6,330	$101,990
Loans charged-off	(15,475)	(3,561)	(3,741)	(10,882)	—	(33,659)
Charged-off loans recovered	4,121	156	97	2,678	—	7,052

Net charge-offs	(11,354)	(3,405)	(3,644)	(8,204)	—	(26,607)
Provision for loan losses (2)	24,054	8,298	7,723	7,223	2,023	49,321

Ending balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704

(1)

The allowance for covered loans was reduced by loan charge-offs totaling $14.4 million during 2011. There were no charge-offs of covered loans during 2010. See Note 1 for Valley’s loan charge-off policies for covered and non-covered loans.

(2)	The provision for covered loan losses totaled $21.5 million and $6.4 million for the years ended December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2011 and 2010. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s covered loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$11,105	$8,516	$3,577	$45	$—	$23,243
Collectively evaluated for impairment	51,588	23,611	5,481	8,632	7,719	97,031
Loans acquired with discounts related to credit quality	10,956	2,510	62	—	—	13,528

Total	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802

Loans:
Individually evaluated for impairment	$54,858	$107,970	$21,005	$242	$—	$184,075
Collectively evaluated for impairment	1,823,529	3,877,122	2,264,585	1,378,486	—	9,343,722
Loans acquired with discounts related to credit quality	83,742	167,625	15,546	4,931	—	271,844

Total	$1,962,129	$4,152,717	$2,301,136	$1,383,659	$—	$9,799,641

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$6,397	$6,141	$2,683	$5	$—	$15,226
Collectively evaluated for impairment	50,032	23,776	6,445	14,494	8,353	103,100
Loans acquired with discounts related to credit quality	5,538	492	348	—	—	6,378

Total	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704

Loans:
Individually evaluated for impairment	$32,297	$103,322	$18,585	$83	$—	$154,287
Collectively evaluated for impairment	1,792,769	3,703,162	1,906,845	1,452,077	—	8,854,853
Loans acquired with discounts related to credit quality	121,151	211,799	17,026	6,679	—	356,655

Total	$1,946,217	$4,018,283	$1,942,456	$1,458,839	$—	$9,365,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2011 and 2010, premises and equipment, net consisted of:

	2011	2010
	(in thousands)
Land	$57,630	$56,837
Buildings	189,782	184,404
Leasehold improvements	64,191	62,050
Furniture and equipment	176,801	169,963

	488,404	473,254
Accumulated depreciation and amortization	(222,929)	(207,684)

Total premises and equipment, net	$265,475	$265,570

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $16.4 million, $15.8 million, and $15.3 million, respectively.

LOAN SERVICING (Note 8)

The Bank is a servicer of residential mortgage and SBA loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $1.3 billion at each of December 31, 2011, 2010 and 2009. The SBA loans serviced by the Bank for third-party investors totaled $33.1 million, $38.4 million, and $37.8 million at December 31, 2011, 2010 and 2009, respectively. The outstanding balance of all loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition. The following table summarizes the change in loan servicing rights during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Loan servicing rights
Balance at beginning of year	$12,491	$11,722	$9,824
Origination of loan servicing rights	4,483	4,182	5,012
Amortization expense	(4,074)	(3,413)	(3,114)

Balance at end of year	$12,900	$12,491	$11,722

Valuation allowance
Balance at beginning of year	$(1,163)	$(612)	$(532)
Impairment adjustment	(1,507)	(551)	(80)

Balance at end of year	$(2,670)	$(1,163)	$(612)

Balance at end of year net of valuation allowance	$10,230	$11,328	$11,110

Loan servicing rights are accounted for using the amortization method. See Note 9 for further details about the amortization expense related to loan servicing rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2009	$18,978	$93,805	$107,969	$75,672	$296,424
Goodwill from business combinations	1,468	5,194	9,720	5,085	21,467

Balance at December 31, 2010	20,446	98,999	117,689	80,757	317,891
Goodwill from business combinations	71	—	—	—	71

Balance at December 31, 2011	$20,517	$98,999	$117,689	$80,757	$317,962

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

In addition to goodwill from business combinations during 2010 shown in the above table and disclosed in Note 2 to the consolidated financial statements, Valley recorded $71 thousand in goodwill from a final earn-out payment related to an acquisition by Valley in 2006. This earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement. There was no impairment of goodwill during the years ended December 31, 2011, 2010, and 2009.

The following tables summarize other intangible assets as of December 31, 2011 and 2010:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2011
Loan servicing rights	$52,046	$(39,146)	$(2,670)	$10,230
Core deposits	27,144	(20,363)	—	6,781
Other	6,121	(2,314)	—	3,807

Total other intangible assets	$85,311	$(61,823)	$(2,670)	$20,818

December 31, 2010
Loan servicing rights	$65,701	$(53,210)	$(1,163)	$11,328
Core deposits	27,144	(17,312)	—	9,832
Other	6,121	(1,631)	—	4,490

Total other intangible assets	$98,966	$(72,153)	$(1,163)	$25,650

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 16 years.

Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2011, 2010 and 2009.

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, of $9.3 million, $7.7 million, and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the estimated amortization expense of other intangible assets over the next five year period:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2012	$2,695	$2,455	$656
2013	2,131	1,858	541
2014	1,593	1,262	466
2015	1,113	782	434
2016	825	342	233

DEPOSITS (Note 10)

Included in time deposits at December 31, 2011 and 2010 are certificates of deposit over $100 thousand of $1.1 billion and $1.2 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $8.5 million, $8.8 million, and $15.3 million in 2011, 2010 and 2009, respectively.

The scheduled maturities of time deposits as of December 31, 2011 are as follows:

Year	Amount
(in thousands)
2012	$1,489,692
2013	250,636
2014	258,768
2015	150,553
2016	165,122
Thereafter	186,613

Total time deposits	$2,501,384

Deposits from certain directors, executive officers and their affiliates totaled $54.5 million and $54.0 million at December 31, 2011 and 2010, respectively.

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(in thousands)
Securities sold under agreements to repurchase	$212,849	$183,295
Treasury tax and loan	—	9,023

Total short-term borrowings	$212,849	$192,318

The weighted average interest rate for short-term borrowings was 0.25 percent and 0.45 percent at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term borrowings at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(in thousands)
FHLB advances	$2,036,690	$2,176,665
Securities sold under agreements to repurchase	587,500	655,000
Subordinated debt	100,000	100,000
Other	1,909	2,193

Total long-term borrowings	$2,726,099	$2,933,858

The long-term FHLB advances had a weighted average interest rate of 3.91 percent and 4.15 percent at December 31, 2011 and 2010, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Interest expense recorded on FHLB advances totaled $86.6 million, $91.5 million, and $93.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The long-term FHLB advances at December 31, 2011 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2012	$28,319
2013	26,102
2014	102
2015	175,102
2016	182,101
Thereafter	1,624,964

Total long-term FHLB advances	$2,036,690

The majority of the long-term advances are callable by FHLB for redemption prior to their scheduled maturity date. Advances with scheduled maturities beyond 2016 reported in the table above include $1.1 billion in advances which are callable during 2012 and have interest rates ranging from 2.27 percent to 4.76 percent.

During the fourth quarter of 2011, Valley modified the terms of $435 million in FHLB advances within its long-term borrowings. The modifications resulted in a reduction of the interest rates on these funds, an extension of their maturity dates to 10 years from the date of modification, and a conversion of the advances to non-callable for periods ranging from 3 to 4 years. Valley similarly modified the terms of an additional $150 million in FHLB advances during January 2012. After the modifications, the weighted average interest rate on these borrowings declined by 0.86 percent to 3.99 percent. There were no gains, losses, penalties or fees incurred in the modification transactions.

The long-term borrowings for securities sold under repurchase agreements to FHLB and other counterparties totaled $587.5 million and $655 million at December 31, 2011 and 2010, respectively. The weighted average interest rate of these long-term borrowings was 4.18 percent and 4.27 percent at December 31, 2011 and 2010, respectively. Interest expense on long-term securities sold under repurchase agreements amounted to $25.0 million, $28.3 million, and $28.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The long-term borrowings for securities sold under agreements to repurchase at December 31, 2011 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2015	$125,000
2016	142,500
Thereafter	320,000

Total long-term borrowings for securities sold under agreements to repurchase	$587,500

In 2005, the Bank issued $100 million of 5.0 percent subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0 percent on January 15 and July 15 of each year.

The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.5 billion at December 31, 2011 and 2010.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 12)

Valley established VNB Capital Trust I, a statutory trust, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. GCB Capital Trust III was established by Greater Community Bancorp (“Greater Community”), prior to Valley’s acquisition of Greater Community on July 1, 2008 and the junior subordinated notes issued by Greater Community to GCB Capital Trust III were assumed by Valley upon completion of the acquisition. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of each trust. The trust preferred securities qualify, and are treated by Valley, as Tier 1 regulatory capital.

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value beginning in 2007, with changes in fair value recognized as charges or credits to current earnings. Net trading gains and losses included non-cash credits of $1.3 million for the year ended December 31, 2011 and non-cash charges of $5.8 million and a $15.8 million for the years ended December 31, 2010 and 2009, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2011:

	December 31, 2011
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$160,478	$25,120
Contractual principal balance	$157,024	$24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $377 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effect of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

The junior subordinated debentures issued to VNB Capital Trust I and GCB Capital Trust III had total carrying values of $161.7 million and $25.2 million, respectively, and total contractual principal balances of $157.0 million and $24.7 million, respectively, at December 31, 2010. The trust preferred securities issued by VNB Capital Trust I and GCB Capital Trust III had total face values of $152.3 million and $24.0 million, respectively, at December 31, 2010.

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated debentures issued to VNB Capital Trust I are currently callable by Valley. In January 2012, Valley redeemed $10.3 million of the principal face amount of its outstanding junior subordinated debentures issued to VNB Capital Trust I and $10.0 million of the face value of the related trust preferred securities included in the table above. No debentures or securities were called for redemption during the years ended December 31, 2010 and 2009.

The trust preferred securities of VNB Capital Trust I and GCB Capital Trust III are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at December 31, 2011 and 2010. Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law on July 21, 2010, Valley’s outstanding trust preferred securities will continue to qualify as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities that would qualify as Tier 1 capital.

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

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$108,146	$97,532
Service cost	5,951	5,544
Interest cost	6,147	5,709
Plan amendments	338	13
Actuarial loss	16,678	2,243
Benefits paid	(3,464)	(2,895)

Projected benefit obligation at end of year	$133,796	$108,146

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$83,937	$74,005
Actual return on plan assets	2,168	7,731
Employer contributions	13,105	5,096
Benefits paid	(3,464)	(2,895)

Fair value of plan assets at end of year*	$95,746	$83,937

Funded status of the plan	$(38,050)	$(24,209)
Liability recognized	$(38,050)	$(24,209)
Accumulated benefit obligation	$120,564	$96,360

*	Includes accrued interest receivable of $309 thousand and $299 thousand as of December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $2.3 million of the net actuarial loss and $707 thousand of prior service cost reported in the following table as of December 31, 2011 as a component of net periodic pension expense during 2012.

	2011	2010
	(in thousands)
Net actuarial loss	$45,487	$25,805
Prior service cost	1,982	2,351
Deferred tax benefit	(19,903)	(11,812)

Total	$27,566	$16,344

The Bank’s non-qualified plan had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2011	2010
	(in thousands)
Projected benefit obligation	$12,731	$9,851
Accumulated benefit obligation	12,337	9,583
Fair value of plan assets	—	—

In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2011 and 2010 were as follows:

	2011	2010
Discount rate	4.87%	5.75%
Future compensation increase rate	2.75	3.25

The net periodic pension expense included the following components for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(in thousands)
Service cost	$5,951	$5,544	$5,216
Interest cost	6,147	5,709	5,059
Expected return on plan assets	(6,698)	(6,214)	(6,040)
Amortization of prior service cost	707	643	640
Amortization of actuarial loss	1,525	1,098	858

Total net periodic pension expense	$7,632	$6,780	$5,733

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Net loss	$21,208	$726
Prior service cost	338	13
Amortization of prior service cost	(707)	(643)
Amortization of actuarial loss	(1,525)	(1,098)

Total recognized in other comprehensive income or loss	$19,314	$(1,002)

Total recognized in net periodic pension expense and other comprehensive income or loss (before tax)	$26,946	$5,778

The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2012	$5,208
2013	5,455
2014	6,088
2015	6,420
2016	6,742
2017 to 2021	39,836

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Discount rate	5.75%	6.00%	5.75%
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase	3.25	3.50	3.50

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term. The expected return was reduced to 7.5 percent on January 1, 2012 due to the prolonged economic recovery and expectations regarding the level of future market rates.

Valley’s qualified plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category were as follows:

	2011	2010
Equity securities	49%	49%
U.S. Treasury securities	17	17
Corporate bonds	12	14
Mutual funds	11	11
Cash and money market funds	7	3
U.S. government agency securities	2	4
Trust preferred securities	2	2

Total investments	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Section 402 (c) of ERISA, the qualified plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with the Bank’s Pension Committee’s policy and guidelines. The target asset allocation set for the qualified plan are equity securities ranging from 25 percent to 65 percent and fixed income securities ranging from 35 percent to 75 percent. The absolute investment objective for the equity portion is to earn at least 7 percent cumulative annual real return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods, while the relative objective is to earn returns above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a 3 percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of earning returns above the Merrill Lynch Intermediate Government/Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan.

In general, the plan assets of the qualified plan are investment securities that are well-diversified in terms of industry, capitalization and asset class. The plan assets are a conservative mix of various types of domestic and foreign common equity securities, U.S. Treasury securities, high quality corporate bonds, mutual funds primarily indexed to the performance of Fortune 500 U.S. companies, cash and U.S. Treasury based money market funds, U.S. government agency securities, and trust preferred securities (mainly issued by VNB Capital Trust I – see Note 12).

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

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Investments:
Equity securities	$46,446	$46,446	$—	$—
U.S. Treasury securities	16,418	16,418	—	—
Corporate bonds	11,743	—	11,743	—
Mutual funds	10,360	10,360	—	—
Cash and money market funds	6,354	6,354	—	—
U.S. government agency securities	2,421	—	2,421	—
Trust preferred securities	1,695	1,695	—	—

Total investments	$95,437	$81,273	$14,164	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Investments:
Equity securities	$41,326	$41,326	$—	$—
U.S. Treasury securities	14,488	14,488	—	—
Corporate bonds	11,340	—	11,340	—
Mutual funds	9,491	9,491	—	—
Cash and money market funds	2,153	2,153	—	—
U.S. government agency securities	2,958	—	2,958	—
Trust preferred securities	1,882	1,882	—	—

Total investments	$83,638	$69,340	$14,298	$—

Equity securities, U.S. Treasury securities, cash and money market funds, and trust preferred securities are valued at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). Mutual funds are measured at their respective net asset values, which represents fair values of the securities held in the funds based on exchange quoted prices available in active markets (Level 1 inputs).

Corporate bonds and U.S. government agency securities are reported at fair value utilizing Level 2 inputs. The prices for these investments are derived from market quotations and matrix pricing obtained through an independent pricing service. Such fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The qualified plan held 62,752 shares of VNB Capital Trust I preferred securities at December 31, 2011 and 2010. These shares had fair values of approximately $1.6 million at December 31, 2011 and 2010. Dividends received on Valley trust preferred shares were $122 thousand for each of the years ended December 31, 2011 and 2010.

During January 2012, Valley contributed $25.0 million to the qualified plan based upon actuarial estimates. Valley does not expect to make any additional contributions to the qualified plan for the remainder of 2012.

Director Plans

Valley maintains a non-qualified, non-funded directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation were $1.9 million and 4.87 percent, respectively, at December 31, 2011, and $1.8 million and 5.75 percent, respectively, at December 31, 2010. As of December 31, 2011 and 2010, the entire obligation was included in other liabilities and $468 thousand (net of a $252 thousand tax benefit) and $419 thousand (net of a $226 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. Net periodic pension expense of $232 thousand, $228 thousand and $250 thousand was recognized for the directors’ retirement plan in the years ended December 31, 2011, 2010 and 2009, respectively.

Valley also maintains non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merge these plans into its existing non-qualified plans. Collectively, at December 31, 2011 and 2010, the remaining obligations under these plans were $6.6 million and $7.5 million, respectively, of which $4.0 million and $4.7 million, respectively, were funded by Valley. As of December 31, 2011 and 2010, the entire obligations were included in other liabilities and $1.5 million (net of a $1.1 million tax benefit) and $1.6 million (net of a $1.2 million tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.5 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.

Bonus Plan

Valley National Bank and its subsidiaries may award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $4.0 million, $6.6 million and $2.4 million during 2011, 2010 and 2009, respectively.

Savings and Investment Plan

Valley National Bank maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s investment elections. The Bank recorded $2.0 million, $1.9 million and $1.4 million in expense for contributions to the plan for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $3.3 million, $4.8 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. These expenses included $1.3 million and $599 thousand in 2010 and 2009, respectively, which was immediately recognized and related to stock awards granted to retirement eligible employees. The fair values of all other stock awards are expensed over the vesting period. As of December 31, 2011, the unrecognized amortization expense for all stock-based compensation totaled approximately $2.0 million and will be recognized over an average remaining vesting period of approximately 2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted in 2010 and 2009 (there were no stock options granted in 2011):

	2010	2009
Risk-free interest rate	0.29 - 2.92%	1.1 - 4.0%
Dividend yield	5.5%	4.5%
Volatility	35.0%	24.0%
Expected term (in years)	4.4	6.7

A summary of stock options as of December 31, 2011, 2010 and 2009 and changes during the years then ended is presented below:

	2011		2010		2009
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,343,974	$18	3,486,912	$18	3,697,018	$17
Granted	—	—	135,183	12	8,352	11
Exercised	—	—	(24,829)	11	(5,513)	11
Forfeited or expired	(486,445)	16	(253,292)	14	(212,945)	15

Outstanding at end of year	2,857,529	18	3,343,974	18	3,486,912	18

Exercisable at year-end	2,607,442	19	2,859,749	18	2,838,014	18

Weighted-average fair value of options granted during the year	N/A		$2.13		$2.38

The total intrinsic values of options exercised during the years ended December 31, 2010 and 2009 were immaterial. As of December 31, 2011, there was $169 thousand of total unrecognized compensation cost related to non-vested stock options to be amortized over an average remaining vesting period of approximately one year. Cash received from stock options exercised during the years ended December 31, 2010 and 2009 was $290 thousand and $61 thousand, respectively. Common shares were reissued from Treasury Stock for stock options exercised during 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$10 - 15	234,651	8.1	$13	94,934	$14
15 - 16	371,110	6.0	16	271,367	16
16 - 18	409,277	0.9	17	408,010	17
18 - 19	500,365	3.9	18	500,365	18
19 - 21	1,342,126	3.3	20	1,332,766	20

	2,857,529	3.8	18	2,607,442	19

The aggregate intrinsic value of options outstanding and exercisable was immaterial at December 31, 2011.

Restricted Stock. Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the Employee Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares and is amortized into salary expense on a straight-line basis over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock Awards Outstanding
	2011	2010	2009
Outstanding at beginning of year	512,050	528,915	569,727
Granted	14,158	206,687	174,641
Vested	(221,213)	(219,768)	(203,467)
Forfeited	(3,578)	(3,784)	(11,986)

Outstanding at end of year	301,417	512,050	528,915

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $2.9 million for the year ended December 31, 2011, and $3.9 million for each of the years ended December 31, 2010 and 2009. As of December 31, 2011, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted shares to be amortized over the weighted average remaining vesting period of approximately 1.6 years.

The Director Restricted Stock Plan provides the non-employee members of the Board of Directors with the opportunity to forego some of or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock Awards Outstanding
	2011	2010	2009
Outstanding at beginning of year	99,662	113,754	99,106
Granted	23,435	17,516	22,578
Vested	(21,225)	(31,608)	(7,593)
Forfeited	(402)	—	(337)

Outstanding at end of year	101,470	99,662	113,754

INCOME TAXES (Note 14)

Income tax expense for the years ended December 31, 2011, 2010, and 2009 consisted of the following:

	2011	2010	2009
	(in thousands)
Current expense:
Federal	$52,207	$24,195	$49,790
State	26,610	11,400	12,592

	78,817	35,595	62,382
Deferred expense (benefit):
Federal and State	(15,285)	20,176	(10,898)

Total income tax expense	$63,532	$55,771	$51,484

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$54,880	$51,118
Depreciation	1,666	5,009
Pension plans	2,771	8,080
Employee benefits	9,102	6,535
Investment securities, including other-than-temporary impairment losses	35,569	3,875
State net operating loss carryforwards	63,806	59,267
Other	21,669	18,413

Total deferred tax assets	189,463	152,297
Deferred tax liabilities:
Purchase accounting	8,727	20,636
Other	16,778	26,406

Total deferred tax liabilities	25,505	47,042

Net deferred tax asset (included in other assets)	$163,958	$105,255

Valley’s state net operating loss carryforwards totaled approximately $1.2 billion at December 31, 2011 and expire during the period from 2012 through 2031.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Federal income tax at expected statutory rate	$69,015	$65,429	$58,641
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(3,736)	(3,451)	(3,257)
Bank owned life insurance	(2,583)	(2,158)	(1,995)
State income tax expense (benefit), net of federal tax effect	12,727	629	(4)
Tax credits	(12,760)	(5,071)	(2,632)
Other, net	869	393	731

Income tax expense	$63,532	$55,771	$51,484

A reconciliation of Valley’s gross unrecognized tax benefits for 2011, 2010, and 2009 are presented in the table below:

	2011	2010	2009
	(in thousands)
Beginning balance	$21,142	$21,965	$21,261
Additions based on tax positions related to the current year	—	—	484
Additions based on tax positions related to prior years	13,366	732	762
Reductions due to expiration of statute of limitations	(1,508)	(1,555)	(542)

Ending balance	$33,000	$21,142	$21,965

Valley recorded an incremental state tax provision (expense) of $8.5 million in 2011 to increase its liability for uncertain tax positions due to a change in state tax law. The total amount of net unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the tax provision and the effective income tax rate was $23.6 million.

Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $4.9 million and $1.6 million of interest associated with Valley’s uncertain tax positions at December 31, 2011 and 2010, respectively.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2007. The statute of limitations could expire for certain tax returns over the next 12 months, which could result in decreases to Valley’s unrecognized tax benefits associated with uncertain tax positions. Such adjustments are not expected to have a material impact on Valley’s effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
	(in thousands)
2012	$18,318	$1,350	$16,968
2013	18,857	1,327	17,530
2014	18,708	1,160	17,548
2015	18,566	1,085	17,481
2016	18,271	994	17,277
Thereafter	258,052	4,682	253,370

Total lease commitments	$350,772	$10,598	$340,174

Net occupancy expense for years ended December 31, 2011, 2010, and 2009 included net rental expense of approximately $19.2 million, $19.1 million, and $17.6 million, respectively, net of rental income of $1.8 million, $2.1 million and $2.3 million, respectively, for leased bank facilities.

Financial Instruments With Off-balance Sheet Risk

In the ordinary course of business in meeting the financial needs of its customers, Valley, through its subsidiary Valley National Bank, is a party to various financial instruments, which are not reflected in the consolidated financial statements. These financial instruments include standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these instruments is an indicator of the Bank’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument. The Bank seeks to limit any exposure of credit loss by applying the same credit policies in making commitments, as it does for on-balance sheet lending facilities.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Commitments under commercial loans and lines of credit	$1,778,837	$1,771,586
Home equity and other revolving lines of credit	570,247	566,301
Outstanding commercial mortgage loan commitments	237,921	189,801
Standby letters of credit	237,279	221,960
Outstanding residential mortgage loan commitments	275,116	264,529
Commitments under unused lines of credit—credit card	64,144	71,188
Commercial letters of credit	11,076	11,882
Commitments to sell loans	85,000	127,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Standby letters of credit represent the guarantee by the Bank of the obligations or performance of the bank customer in the event of the default of payment of nonperformance to a third party beneficiary.

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

At December 31, 2011, Valley had the following cash flow hedge derivatives:

•

Four forward starting interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. Starting in October 2011 and expiring in October 2016, two of the four swaps totaling $200 million require Valley to pay fixed-rate amounts at approximately 4.73 percent, in exchange for the receipt of variable-rate payments at the prime rate. The other two swaps totaling $100 million will require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate starting in July 2012 and expiring in July 2017.

•

Two interest rate caps with a total notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013 used to hedge the variability in cash flows associated with customer repurchase agreements and money market deposit accounts that have variable interest rates based on the federal funds rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2011, Valley had the following fair value hedge derivatives:

•	One interest rate swap with a notional amount of approximately $8.9 million used to hedge the change in the fair value of a commercial loan.

•

One interest rate swap with a notional amount of $51 million, maturing in March 2014, used to hedge the change in the fair value of certain fixed-rate brokered certificates of deposit entered into during 2011.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same income statement line item as the loss or gain on the related derivatives.

Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program implemented during the first quarter of 2011, Valley executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2011, Valley had four interest rate swaps with an aggregate notional amount of $66.1 million related to this program. During the years ended December 31, 2010 and 2009, Valley had no derivatives that were not designated in hedging relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	Balance Sheet Line Item	Fair Value at December 31,
		2011	2010
		(in thousands)
Asset Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$294	$8,414
Fair value hedge interest rate swaps	Other Assets	852	—

Total derivatives designated as hedging instruments		$1,146	$8,414

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$4,065	$—

Total derivatives not designated as hedging instruments		$4,065	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$15,649	$—
Fair value hedge interest rate swaps	Other Liabilities	2,140	1,379

Total derivatives designated as hedging instruments		$17,789	$1,379

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$4,065	$—

Total derivatives not designated as hedging instruments		$4,065	$—

Gains (losses) included in the consolidated statements of income and in other comprehensive (loss) income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2011	2010	2009
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income or loss to interest on short-term borrowings	$(3,067)	$(1,967)	$(460)
Amount of (loss) gain recognized in other comprehensive (loss) income	(24,393)	1,494	3,475

Valley recognized net losses of $23 thousand and $205 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the years ended December 31, 2011 and 2010, respectively. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss was $13.1 million and $708 thousand at December 31, 2011 and 2010, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During 2012, Valley estimates that $6.6 million will be reclassified as an increase to interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2011	2010	2009
	(in thousands)
Derivative - interest rate swaps:
Interest income—interest and fees on loans	$(761)	$(361)	$991
Interest expense—interest on time deposits	852	—	—
Hedged item—loans and deposits:
Interest income—interest and fees on loans	$761	$361	$(991)
Interest expense—interest on time deposits	(884)	—	—

Valley recognized a net loss of $32 thousand in non-interest expense for the year ended December 31, 2011 related to hedge ineffectiveness on the fair value hedge interest rate swaps. Valley also recognized a net reduction to interest expense of $472 thousand for the year ended December 31, 2011 related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

Gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the year ended December 31, 2010 were as follows:

2010
(in thousands)
Non-designated hedge interest rate derivatives
Trading gains, net	$1,984
Other non-interest income	369

There were no gains or losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the years ended December 31, 2011 and 2009.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2011, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.0 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at December 31, 2011. At December 31, 2011, Valley had $18.3 million in collateral posted with its counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations, and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims.

REGULATORY AND CAPITAL REQUIREMENTS (Note 16)

Valley’s primary source of cash is dividends from the Bank. Valley National Bank, a national banking association, is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. In addition, the dividends declared cannot be in excess of the amount, which would cause the subsidiary bank to fall below the minimum required for capital adequacy purposes.

Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the Office of the Comptroller of the Currency of the United States (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct significant impact on Valley’s consolidated financial statements. Under capital adequacy guidelines Valley and Valley National Bank must meet specific capital guidelines that involve quantitative measures of Valley’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2011, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2011, all of Valley National Bank’s ratios were above the minimum levels required to be considered “well capitalized,” under the regulatory framework for prompt corrective action, which require Tier 1 capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized under the capital adequacy guidelines set by the federal regulators, Valley and Valley National Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Valley’s Tier 1 capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2011 and 2010. Valley does not consolidate its capital trusts based on U.S. GAAP. The junior subordinated debentures issued to the capital trusts were included in Valley’s liabilities. See Note 12 for additional information on the debentures and the trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s and Valley National Bank’s actual capital positions and ratios as of December 31, 2011 and 2010 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2011
Total Risk-based Capital
Valley	$1,312,945	12.8%	$823,705	8.0%	$	N/A	N/A	%
Valley National Bank	1,255,714	12.3	819,274	8.0		1,024,092	10.0
Tier 1 Risk-based Capital
Valley	1,124,833	10.9	411,853	4.0		N/A	N/A
Valley National Bank	1,067,602	10.4	409,637	4.0		614,455	6.0
Tier 1 Leverage Capital
Valley	1,124,833	8.1	557,210	4.0		N/A	N/A
Valley National Bank	1,067,602	7.7	555,785	4.0		694,731	5.0

As of December 31, 2010
Total Risk-based Capital
Valley	$1,349,832	12.9%	$836,268	8.0%	$	N/A	N/A	%
Valley National Bank	1,291,928	12.4	834,728	8.0		1,043,410	10.0
Tier 1 Risk-based Capital
Valley	1,143,328	10.9	418,134	4.0		N/A	N/A
Valley National Bank	1,085,424	10.4	417,364	4.0		626,046	6.0
Tier 1 Leverage Capital
Valley	1,143,328	8.3	550,665	4.0		N/A	N/A
Valley National Bank	1,085,424	7.9	549,860	4.0		687,325	5.0

COMMON AND PREFERRED STOCK (Note 17)

Common Stock Issuances

Dividend Reinvestment Plan. Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (“DRIP”). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2011, 2010 and 2009, 657 thousand, 649 thousand, and 409 thousand of common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $8.3 million, $8.4 million and $4.5 million, respectively.

Common Equity Offerings. During 2009, Valley raised net proceeds of approximately $71.6 million from an “at-the-market” common equity offering of 6.3 million shares of newly issued common stock and net proceeds of $63.7 million through an additional registered direct offering of 5.5 million shares of newly issued common stock to several institutional investors. Valley did not have any common equity offerings during the years ended December 31, 2011 and 2010.

Common Stock Warrants. In July 2008, Valley issued approximately 918 thousand warrants as part of the purchase price for the acquisition of Greater Community Bancorp. Each warrant is entitled to purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 1.1576 Valley common shares at $16.42 per share and is exercisable through the expiration date of June 30, 2015. The Valley warrants are considered equity instruments and are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW”. All of the warrants remained outstanding at December 31, 2011.

In connection with the issuance of senior preferred shares in 2008, Valley issued to the U.S. Treasury a ten year warrant to purchase up to approximately 2.5 million Valley common shares. During 2010, the U.S. Treasury sold the warrants through a public auction, in which Valley did not receive any of the proceeds. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Each warrant entitles the holder to purchase approximately 1.05 Valley common shares at $16.92 per share and is exercisable through the expiration date of November 14, 2018.

Repurchase Plan

In 2007, Valley’s Board of Directors approved the repurchase of up to 4.5 million common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2011, 2010 and 2009.

Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the years ended December 31, 2011 and 2010, Valley purchased approximately 49 thousand and 31 thousand shares, respectively, of its outstanding common stock at an average price of $12.13 and $12.60, respectively, for such purpose. Valley made no purchases of its outstanding shares from its employees in 2009.

Preferred Stock

On November 14, 2008, Valley issued 300,000 senior preferred shares, with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury under the TARP Capital Purchase Program. During 2009, we incrementally repurchased all 300,000 shares of our senior preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption). As a result, Valley is no longer a participant in the TARP program.

Valley’s senior preferred shares, while outstanding, and the related warrants issued under the TARP Capital Purchase Program qualified and were accounted for as permanent equity on our balance sheet. Of the $300 million in issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The discount of $8.6 million recorded for the senior preferred shares was initially amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by Valley within that timeframe. During 2009, the entire remaining unamortized discount of $8.5 million was charged to retained earnings as a result of Valley’s redemption of the senior preferred shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTHER COMPREHENSIVE (LOSS) INCOME (Note 18)

The following table presents the tax effects allocated to each component of other comprehensive (loss) income for the years ended December 31, 2011, 2010, and 2009. Components of other comprehensive (loss) income include changes in net unrealized gains (losses) on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the unfunded portion of various employee, officer and director pension plans.

	2011			2010			2009
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax

	(in thousands)
Unrealized gains and losses on AFS securities
Net gains arising during the period	$2,438	$(925)	$1,513	$20,376	$(7,739)	$12,637	$70,869	$(23,518)	$47,351
Less reclassification adjustment for gains included in net income	(32,068)	12,394	(19,674)	(11,598)	4,268	(7,330)	(8,005)	3,002	(5,003)

Net change	(29,630)	11,469	(18,161)	8,778	(3,471)	5,307	62,864	(20,516)	42,348

Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	(42,531)	15,875	(26,656)	5,301	(1,973)	3,328	(4,111)	1,337	(2,774)
Less reclassification adjustment for credit impairment losses included in net income	18,570	(6,937)	11,633	4,381	(1,640)	2,741	1,530	2,237	3,767

Net change	(23,961)	8,938	(15,023)	9,682	(3,613)	6,069	(2,581)	3,574	993

Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(24,393)	10,236	(14,157)	1,493	(627)	866	3,475	(1,458)	2,017
Less reclassification adjustment for losses included in net income	3,067	(1,287)	1,780	1,967	(825)	1,142	460	(193)	267

Net change	(21,326)	8,949	(12,377)	3,460	(1,452)	2,008	3,935	(1,651)	2,284

Pension benefit adjustment	(19,219)	8,058	(11,161)	1,225	(512)	713	7,052	(2,957)	4,095

Total other comprehensive (loss) income	$(94,136)	$37,414	$(56,722)	$23,145	$(9,048)	$14,097	$71,270	$(21,550)	$49,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2011, 2010, and 2009:

	Components of Accumulated Other Comprehensive Loss Total
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Pension Benefit Adjustment	Accumulated Other Comprehensive Loss
	(in thousands)
Balance—December 31, 2008	$(32,725)	$—	$(5,000)	$(23,206)	$(60,931)
Cumulative effect of adoption of a new accounting principle (ASC Topic 320)	—	(8,605)	—	—	(8,605)

Balance—January 1, 2009	(32,725)	(8,605)	(5,000)	(23,206)	(69,536)
Net change	42,348	993	2,284	4,095	49,720

Balance—December 31, 2009	9,623	(7,612)	(2,716)	(19,111)	(19,816)
Net change	5,307	6,069	2,008	713	14,097

Balance—December 31, 2010	14,930	(1,543)	(708)	(18,398)	(5,719)
Net change	(18,161)	(15,023)	(12,377)	(11,161)	(56,722)

Balance—December 31, 2011	$(3,231)	$(16,566)	$(13,085)	$(29,559)	$(62,441)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 19)

	Quarters Ended 2011
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$167,819	$167,794	$171,639	$166,572
Interest expense	50,927	50,124	49,704	48,258
Net interest income	116,892	117,670	121,935	118,314
Provision for credit losses	24,162	6,026	7,783	15,364
Non-interest income:
Gains on securities transactions, net	2,679	16,492	863	12,034
Net impairment losses on securities recognized
in earnings	(825)	—	—	(19,143)
Trading gains (losses), net	3,382	(1,048)	776	(839)
Other non-interest income	39,551	18,091	18,564	21,720
Non-interest expense	83,829	83,080	85,302	84,377
Income before income taxes	53,688	62,099	49,053	32,345
Income tax expense	17,103	25,205	13,696	7,528
Net income	36,585	36,894	35,357	24,817
Earnings per common share:
Basic	$0.22	$0.22	$0.21	$0.15
Diluted	0.22	0.22	0.21	0.15
Cash dividends declared per common share	0.17	0.17	0.17	0.17
Average common shares outstanding:
Basic	169,671,128	169,843,354	170,007,399	170,185,439
Diluted	169,678,846	169,852,912	170,007,983	170,185,880

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters Ended 2010
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$169,949	$171,187	$170,586	$165,090
Interest expense	55,098	54,161	52,852	51,949
Net interest income	114,851	117,026	117,734	113,141
Provision for credit losses	12,611	12,438	9,308	15,099
Non-interest income:
Gains on securities transactions, net	863	3,656	112	6,967
Net impairment losses on securities recognized in earnings	(2,593)	(2,049)	—	—
Trading (losses) gains, net	(3,030)	838	(2,627)	(2,078)
Other non-interest income	20,437	20,031	19,843	30,957
Non-interest expense	78,354	79,973	78,947	80,408
Income before income taxes	39,563	47,091	46,807	53,480
Income tax expense	12,200	14,081	14,168	15,322
Net income	27,363	33,010	32,639	38,158
Earnings per common share:
Basic	$0.16	$0.20	$0.19	$0.23
Diluted	0.16	0.20	0.19	0.23
Cash dividends declared per common share	0.17	0.17	0.17	0.17
Average common shares outstanding:
Basic	168,831,733	169,009,302	169,177,275	169,426,058
Diluted	168,834,400	169,013,634	169,178,469	169,428,992

PARENT COMPANY INFORMATION (Note 20)

Condensed Statements of Financial Condition

	December 31,
	2011	2010
	(in thousands)
Assets
Cash	$42,593	$32,415
Interest bearing deposits with banks	135	48,134
Investment securities available for sale	5,938	6,207
Investment in subsidiaries	1,384,925	1,413,158
Loans	36,990	—
Other assets	13,335	13,900

Total assets	$1,483,916	$1,513,814

Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$29,355	$29,063
Junior subordinated debentures issued to capital trusts (includes fair value of $160,478 at December 31, 2011 and $161,734 at December 31, 2010 for VNB Capital Trust I)	185,598	186,922
Accrued expenses and other liabilities	2,715	2,624
Shareholders’ equity	1,266,248	1,295,205

Total liabilities and shareholders’ equity	$1,483,916	$1,513,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Income
Dividends from subsidiary	$115,000	$65,000	$120,000
Income from subsidiary	180	332	2,069
Gains on securities transactions, net	—	106	—
Trading gains (losses), net	1,256	(5,841)	(15,828)
Net impairment losses on securities recognized in earnings	—	—	(434)
Other interest and dividends	223	830	437

Total Income	116,659	60,427	106,244
Total Expenses	16,481	16,388	16,267

Income before income tax benefit and equity in undistributed earnings of subsidiary	100,178	44,039	89,977
Income tax benefit	(5,202)	(7,365)	(10,541)

Income before equity in undistributed earnings of subsidiary	105,380	51,404	100,518
Equity in undistributed earnings of subsidiary	28,273	79,766	15,543

Net Income	133,653	131,170	116,061
Dividends on preferred stock and accretion	—	—	19,524

Net Income Available to Common Stockholders	$133,653	$131,170	$96,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net Income	$133,653	$131,170	$116,061
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(28,273)	(79,766)	(15,543)
Depreciation and amortization	30	30	30
Stock-based compensation	3,156	4,830	5,049
Net amortization of premiums and accretion of discounts on securities	(56)	(51)	(54)
Losses on securities transactions, net	—	(106)	—
Net impairment losses on securities recognized in earnings	—	—	434
Net change in:
Fair value of borrowings carried at fair value	(1,256)	5,841	15,828
Other assets	535	(538)	(3,052)
Accrued expenses and other liabilities	132	(3,363)	(954)

Net cash provided by operating activities	107,921	58,047	117,799

Cash flows from investing activities:
Loan originations	(36,990)	—	—
Investment securities available for sale:
Sales	—	94	—
Maturities, calls and principal repayments	—	1,250	—

Net cash (used in) provided by investing activities	(36,990)	1,344	—

Cash flows from financing activities:
Redemption of preferred stock	—	—	(300,000)
Dividends paid to preferred shareholders	—	—	(12,980)
Dividends paid to common shareholders	(116,779)	(115,190)	(109,005)
Common stock issued, net	8,027	8,391	140,008

Net cash used in financing activities	(108,752)	(106,799)	(281,977)

Net change in cash and cash equivalents	(37,821)	(47,408)	(164,178)
Cash and cash equivalents at beginning of year	80,549	127,957	292,135

Cash and cash equivalents at end of year	$42,728	$80,549	$127,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS SEGMENTS (Note 21)

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, which involves the allocation of uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may result in income and expense measurements that differ from amounts under U.S. GAAP.

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

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net trading and securities gains (losses), and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to certain subordinated notes, as well as income and expense from derivative financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Commercial Lending	Consumer Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,394,161	$6,214,319	$3,205,756	$—	$12,814,236

Interest income	171,939	375,873	132,530	(6,518)	673,824
Interest expense	47,832	87,574	45,176	18,431	199,013

Net interest income (loss)	124,107	288,299	87,354	(24,949)	474,811
Provision for credit losses	6,806	46,529	—	—	53,335

Net interest income (loss) after provision for credit losses	117,301	241,770	87,354	(24,949)	421,476
Non-interest income	45,830	16,965	7,381	42,121	112,297
Non-interest expense	56,884	48,829	1,016	229,859	336,588
Internal expense transfer	55,059	99,851	51,644	(206,554)	—

Income (loss) before income taxes	$51,188	$110,055	$42,075	$(6,133)	$197,185

Return on average interest earning assets (pre-tax)	1.51%	1.77%	1.31%	N/A	1.54%

	Year Ended December 31, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,321,124	$6,153,870	$3,204,762	$—	$12,679,756

Interest income	180,432	355,565	146,851	(6,036)	676,812
Interest expense	51,240	94,944	49,445	18,431	214,060

Net interest income (loss)	129,192	260,621	97,406	(24,467)	462,752
Provision for credit losses	14,598	34,858	—	—	49,456

Net interest income (loss) after provision for credit losses	114,594	225,763	97,406	(24,467)	413,296
Non-interest income	52,545	7,927	6,166	24,689	91,327
Non-interest expense	49,758	42,131	992	224,801	317,682
Internal expense transfer	53,050	97,704	51,258	(202,012)	—

Income (loss) before income taxes	$64,331	$93,855	$51,322	$(22,567)	$186,941

Return on average interest earning assets (pre-tax)	1.94%	1.53%	1.60%	N/A	1.47%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,775,689	$5,930,220	$3,325,737	$—	$13,031,646

Interest income	213,310	340,358	162,834	(4,318)	712,184
Interest expense	70,822	111,235	62,382	18,431	262,870

Net interest income (loss)	142,488	229,123	100,452	(22,749)	449,314
Provision for credit losses	21,176	26,816	—	—	47,992

Net interest income (loss) after provision for credit losses	121,312	202,307	100,452	(22,749)	401,322
Non-interest income	48,233	7,465	5,699	10,854	72,251
Non-interest expense	47,916	40,190	675	217,247	306,028
Internal expense transfer	56,575	88,043	50,102	(194,720)	—

Income (loss) before income taxes	$65,054	$81,539	$55,374	$(34,422)	$167,545

Return on average interest earning assets (pre-tax)	1.72%	1.37%	1.67%	N/A	1.29%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey

February 28, 2012

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

Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).

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

    Changes in Internal Control Over Financial Reporting

There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

As of December 31, 2011 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, management determined that, as of December 31, 2011 Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2011. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited Valley National Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Valley National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey

February 28, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers” ” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2012 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Consolidated Statements of Financial Condition

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

A.	Purchase and Assumption Agreement—Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of LibertyPointe Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 11, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

B.	Purchase and Assumption Agreement—Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Park Avenue Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 12, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

C.	Agreement and Plan of Merger, dated April 28, 2011, between Valley National Bancorp and State Bancorp, Inc., incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 4, 2011.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 20, 2011.

B.	By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

(4)	Instruments Defining the Rights of Security Holders:

A.	First Supplemental Indenture, dated as of July 1, 2008, by and among Wilmington Trust Company, as Trustee, Valley National Bancorp and Greater Community Bancorp, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

B.	Warrant Agreement between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Appendix B of the Registrant’s Form S-4/A Registration Statement filed on May 20, 2008.

C.	Form of Warrant Certificate for the purchase of Valley Common Stock, incorporated herein by reference to the Registrant’s Form S-3 Registration Statement filed on July 2, 2008.

D.	Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company, as Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.7 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

E.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, incorporated herein by reference to Exhibit 4.8 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

F.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.9 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

G.	Warrant Agreement, dated May 18, 2010, between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on May 18, 2010.

H.	Form of Warrant for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-A filed on May 18, 2010.

I.	Warrant to purchase Common Stock of Valley National Bancorp, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on December 28, 2011.

(10)	Material Contracts:

A.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin, Peter Crocitto, and Alan D. Eskow, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

B.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Albert L. Engel and Robert M. Meyer, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

C.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Robert E. Farrell, Bernadette Mueller, and Robert J. Mulligan, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

D.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Elizabeth E. De Laney, Kermit R. Dyke, Eric W. Gould, Russell C. Murawski, John H. Noonan, and Ira D. Robbins, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

E.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Stephen P. Davey, and Robert A. Ewing, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

F.	Severance Agreement dated January 22, 2008 between Valley, Valley National Bank and Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

G.	Severance Agreement dated February 8, 2011 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.+

H.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 19, 2010.+

I.	The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated, dated July 1, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

J.	Form of Participant Agreement for the Benefit Equalization Plan.*+

K.	Directors Deferred Compensation Plan, dated June 1, 2004, as amended, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

L.	The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, is incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed on May 11, 2009.+

M.	Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan is incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed on May 11, 2009.+

N.	Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.

O.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001.*

P.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001.*

Q.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001.*

R.	Valley National Bancorp 1999 Long-Term Stock Incentive Plan dated January 19, 1999, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

S.	Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 24, 2009.+

T.	Form of Valley National Bancorp Incentive Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

U.	Form of Valley National Bancorp Non-Qualified Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

V.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

W.	Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

X.	Underwriting Agreement, dated May 18, 2010, among Valley, the United States Department of the Treasury, and Deutsche Bank Securities Inc. as Underwriter, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 24, 2010.

(12.1)	Computation of Ratios of Earnings to Fixed Charges.*

(12.2)	Computation of Ratios of Earnings to Fixed Charges Including Preferred Stock Dividends.*

(21)	List of Subsidiaries:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a) Subsidiaries of Valley:
Valley National Bank	United States	100%
VNB Capital Trust I	Delaware	100%
GCB Capital Trust III	Delaware	100%
State Capital Trust I	New York	100%
State Capital Trust II	New York	100%

(b) Subsidiaries of Valley National Bank:
Hallmark Capital Management, Inc.	New Jersey	100%
Highland Capital Corp.	New Jersey	100%
Masters Coverage Corp.	New York	100%
New Century Asset Management, Inc.	New Jersey	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
Valley Securities Holdings, LLC	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB New York Corp.	New York	100%

(c) Subsidiaries of Masters Coverage Corp.:
RISC One, Inc.	New York	100%
Life Line Planning, Inc.	New York	100%

(d) Subsidiaries of Valley Securities Holdings, LLC:
Shrewsbury Capital Corporation	New Jersey	100%
Valley Investments, Inc.	New Jersey	100%
VNB Realty, Inc.	New Jersey	100%

(e) Subsidiary of Shrewsbury Capital Corporation:
GCB Realty, LLC	New Jersey	100%

(f) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(23.1)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File **,*

*	Filed herewith
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Management contract and compensatory plan or arrangement.

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
Alan D. Eskow,
Senior Executive Vice President and Chief Financial Officer

Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 28, 2012

/S/ ALAN D. ESKOW Alan D. Eskow	Director, Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary	February 28, 2012

/S/ MITCHELL L. CRANDELL Mitchell L. Crandell	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 28, 2012

PAMELA R. BRONANDER* Pamela R. Bronander	Director	February 28, 2012

PETER CROCITTO* Peter Crocitto	Director, Senior Executive Vice President and Chief Operating Officer	February 28, 2012

ERIC P. EDELSTEIN* Eric P. Edelstein	Director	February 28, 2012

MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	February 28, 2012

Signature	Title	Date

GRAHAM O. JONES* Graham O. Jones	Director	February 28, 2012

WALTER H. JONES, III* Walter H. Jones, III	Director	February 28, 2012

GERALD KORDE* Gerald Korde	Director	February 28, 2012

MICHAEL L. LARUSSO* Michael L. LaRusso	Director	February 28, 2012

MARC J. LENNER* Marc J. Lenner	Director	February 28, 2012

ROBINSON MARKEL* Robinson Markel	Director	February 28, 2012

RICHARD S. MILLER* Richard S. Miller	Director	February 28, 2012

BARNETT RUKIN* Barnett Rukin	Director	February 28, 2012

SURESH L. SANI* Suresh L. Sani	Director	February 28, 2012

ROBERT C. SOLDOVERI* Robert C. Soldoveri	Director	February 28, 2012

JEFFREY S. WILKS* Jeffrey S. Wilks	Director	February 28, 2012
*

/s/ ALAN D. ESKOW Alan D. Eskow, attorney-in fact.		February 28, 2012