Form 10-Q
period 2012-03-31
VALLEY NATIONAL BANCORP
filed 2012-05-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 197,249,901 shares were outstanding as of May 3, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2012	December 31, 2011

Assets
Cash and due from banks	$466,616	$372,566
Interest bearing deposits with banks	34,219	6,483
Investment securities:
Held to maturity, fair value of $1,940,444 at March 31, 2012 and $2,027,197 at December 31, 2011	1,878,462	1,958,916
Available for sale	830,974	566,520
Trading securities	22,190	21,938

Total investment securities	2,731,626	2,547,374

Loans held for sale, at fair value	15,892	25,169
Non-covered loans	10,897,337	9,527,797
Covered loans	252,185	271,844
Less: Allowance for loan losses	(132,870)	(133,802)

Net loans	11,016,652	9,665,839

Premises and equipment, net	273,297	265,475
Bank owned life insurance	334,980	303,867
Accrued interest receivable	57,349	52,527
Due from customers on acceptances outstanding	5,461	5,903
FDIC loss-share receivable	69,928	74,390
Goodwill	420,434	317,962
Other intangible assets, net	28,380	20,818
Other assets	495,220	586,134

	$15,950,054	$14,244,507

Liabilities
Deposits:
Non-interest bearing	$3,232,967	$2,781,597
Interest bearing:
Savings, NOW and money market	5,013,581	4,390,121
Time	2,710,636	2,501,384

Total deposits	10,957,184	9,673,102

Short-term borrowings	410,749	212,849
Long-term borrowings	2,724,731	2,726,099
Junior subordinated debentures issued to capital trusts (includes fair value of $151,409 at March 31, 2012 and $160,478 at December 31, 2011 for VNB Capital Trust I)	192,214	185,598
Bank acceptances outstanding	5,461	5,903
Accrued expenses and other liabilities	166,261	174,708

	14,456,600	12,978,259

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 232,023,233 shares; issued 197,073,878 shares at March 31, 2012 and 178,717,806 shares at December 31, 2011	65,927	59,955
Surplus	1,384,511	1,179,135
Retained earnings	92,166	90,011
Accumulated other comprehensive loss	(49,092)	(62,441)
Treasury stock, at cost (4,768 common shares at March 31, 2012 and 34,776 common shares at December 31, 2011)	(58)	(412)

Total Shareholders’ Equity	1,493,454	1,266,248

Total Liabilities and Shareholders’ Equity	$15,950,054	$14,244,507

*	Share data reflects the five percent common stock dividend declared on April 18, 2012, to be issued May 25, 2012 to shareholders of record on May 11, 2012.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2012	2011
Interest Income
Interest and fees on loans	$148,460	$133,623
Interest and dividends on investment securities:
Taxable	20,751	29,580
Tax-exempt	3,119	2,505
Dividends	1,751	2,056
Interest on federal funds sold and other short-term investments	55	55

Total interest income	174,136	167,819

Interest Expense
Interest on deposits:
Savings, NOW and money market	5,354	4,679
Time	10,185	12,166
Interest on short-term borrowings	253	341
Interest on long-term borrowings and junior subordinated debentures	30,885	33,741

Total interest expense	46,677	50,927

Net Interest Income	127,459	116,892
Provision for credit losses	5,697	24,162

Net Interest Income After Provision for Credit Losses	121,762	92,730

Non-Interest Income
Trust and investment services	1,774	2,023
Insurance commissions	5,436	4,423
Service charges on deposit accounts	5,946	5,650
(Losses) gains on securities transactions, net	(157)	2,679
Other-than-temporary impairment losses on securities	—	—
Portion recognized in other comprehensive income (before taxes)	—	(825)

Net impairment losses on securities recognized in earnings	—	(825)
Trading (losses) gains, net	(988)	3,382
Fees from loan servicing	1,159	1,197
Gains on sales of loans, net	3,166	3,609
Gains on sales of assets, net	32	57
Bank owned life insurance	1,959	1,706
Change in FDIC loss-share receivable	(90)	16,235
Other	4,358	4,651

Total non-interest income	22,595	44,787

Non-Interest Expense
Salary and employee benefits expense	51,026	44,125
Net occupancy and equipment expense	17,362	17,186
FDIC insurance assessment	3,619	3,329
Amortization of other intangible assets	1,958	1,962
Professional and legal fees	3,624	3,773
Advertising	1,688	1,482
Other	15,271	11,972

Total non-interest expense	94,548	83,829

Income Before Income Taxes	49,809	53,688
Income tax expense	15,278	17,103

Net Income	$34,531	$36,585

Earnings Per Common Share*:
Basic	$0.18	$0.21
Diluted	0.18	0.21
Cash Dividends Declared per Common Share*	0.16	0.16
Weighted Average Number of Common Shares Outstanding*:
Basic	196,930,733	178,154,684
Diluted	196,961,915	178,162,788

*	Share data reflects the five percent common stock dividend declared on April 18, 2012, to be issued May 25, 2012 to shareholders of record on May 11, 2012.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$34,531	$36,585
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale
Net gains arising during the period	4,226	1,813
Less reclassification adjustment for losses (gains) included in net income	95	(1,679)

Total	4,321	134

Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	7,070	102
Less reclassification adjustment for credit impairment losses included in net income	(190)	418

Total	6,880	520

Unrealized gains and losses on derivatives (cash flow hedges)
Net gains on derivatives arising during the period	899	832
Less reclassification adjustment for losses included in net income	808	335

Total	1,707	1,167

Pension benefit adjustment	441	292

Total other comprehensive income	13,349	2,113

Total comprehensive income	$47,880	$38,698

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$34,531	$36,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,457	4,022
Stock-based compensation	1,443	682
Provision for credit losses	5,697	24,162
Net amortization of premiums and accretion of discounts on securities and borrowings	4,785	2,876
Amortization of other intangible assets	1,958	1,962
Losses (gains) on securities transactions, net	157	(2,679)
Net impairment losses on securities recognized in earnings	—	825
Proceeds from sales of loans held for sale	119,894	133,842
Gains on sales of loans, net	(3,166)	(3,609)
Originations of loans held for sale	(107,451)	(85,883)
Gains on sales of assets, net	(32)	(57)
Change in FDIC loss-share receivable (excluding reimbursements)	90	(16,235)
Net change in:
Trading securities	(252)	(493)
Fair value of borrowings carried at fair value	1,240	(2,889)
Cash surrender value of bank owned life insurance	(1,959)	(1,706)
Accrued interest receivable	1,003	(4,277)
Other assets	119,438	25,868
Accrued expenses and other liabilities	(40,432)	(19,062)

Net cash provided by operating activities	141,401	93,934

Cash flows from investing activities:
Net loan originations	(176,974)	(189,318)
Loans purchased	(117,255)	—
Investment securities held to maturity:
Purchases	(52,358)	(119,230)
Maturities, calls and principal repayments	142,260	158,990
Investment securities available for sale:
Purchases	(49,012)	(366,123)
Sales	8,335	105,987
Maturities, calls and principal repayments	68,102	59,139
Death benefit proceeds from bank owned life insurance	1,689	—
Proceeds from sales of real estate property and equipment	3,276	1,604
Purchases of real estate property and equipment	(3,807)	(2,945)
Reimbursements from the FDIC	4,372	14,952
Cash and cash equivalents acquired in acquisition	117,587	—

Net cash used in investing activities	(53,785)	(336,944)

Cash flows from financing activities:
Net change in deposits	(96,211)	358,761
Net change in short-term borrowings	197,900	(13,504)
Repayments of long-term borrowings	(30,000)	(116,000)
Redemption of junior subordinated debentures	(10,000)	—
Dividends paid to common shareholders	(29,355)	(29,063)
Common stock issued, net	1,836	2,027

Net cash provided by financing activities	34,170	202,221

Net change in cash and cash equivalents	121,786	(40,789)
Cash and cash equivalents at beginning of year	379,049	366,286

Cash and cash equivalents at end of period	$500,835	$325,497

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$46,449	$50,580
Federal and state income taxes	7,995	—
Supplemental schedule of non-cash investing activities:

Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	275,650	—
Loans	1,098,948	—
Premises and equipment, net	8,587	—
Accrued interest receivable	5,294	—
Goodwill	102,472	—
Other intangible assets, net	8,050	—
Other assets	68,080	—

Total non-cash assets acquired	$1,567,081	—

Liabilities assumed:
Deposits	1,380,293	—
Short-term borrowings	29,000	—
Junior subordinated debentures issued to capital trusts	15,645
Other liabilities	51,312	—

Total liabilities assumed	1,476,250	—

Net non-cash assets acquired	$90,831	$—

Net cash and cash equivalents acquired	$117,587	$—
Common stock issued in acquisition	$208,418	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, and investment securities for impairment; fair value measurements of assets and liabilities (including the estimated fair values recorded for acquired assets and assumed liabilities—see discussion below); and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011.

Effective January 1, 2012, Valley acquired State Bancorp, Inc. (“State Bancorp”), the holding company for State Bank of Long Island, a commercial bank. See Note 4 for further details regarding this acquisition.

On April 18, 2012, Valley declared a five percent common stock dividend payable on May 25, 2012 to shareholders of record on May 11, 2012. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except for share data)
Net income	$34,531	$36,585

Basic weighted-average number of common shares outstanding	196,930,733	178,154,684
Plus: common stock equivalents	31,182	8,104

Diluted weighted-average number of common shares outstanding	196,961,915	178,162,788

Earnings per common share:
Basic	$0.18	$0.21
Diluted	0.18	0.21

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 7.4 million shares and 7.0 million shares for the three months ended March 31, 2012 and 2011, respectively.

Note 3. Comprehensive Income

The following table presents the components of other comprehensive income on a gross and net basis for the three months ended March 31, 2012 and 2011. Components of other comprehensive income include changes in net unrealized gains (losses) on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the unfunded portion of various employee, officer and director pension plans.

	Three Months Ended March 31,
	2012			2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax

	(in thousands)
Unrealized gains and losses on available for sale securities
Net gains arising during the period	$6,233	$(2,007)	$4,226	$2,983	$(1,170)	$1,813
Less reclassification adjustment for losses (gains) included in net income	157	(62)	95	(2,679)	1,000	(1,679)

Net change	6,390	(2,069)	4,321	304	(170)	134

Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	$11,286	$(4,216)	$7,070	175	(73)	102
Less reclassification adjustment for credit impairment losses included in net income	(303)	113	(190)	669	(251)	418

Net change	10,983	(4,103)	6,880	844	(324)	520

Unrealized gains and losses on derivatives (cash flow hedges)
Net gains arising during the period	1,549	(650)	899	1,434	(602)	832
Less reclassification adjustment for losses included in net income	1,392	(584)	808	577	(242)	335

Net change	2,941	(1,234)	1,707	2,011	(844)	1,167

Pension benefit adjustment	759	(318)	441	503	(211)	292

Total other comprehensive income	$21,073	$(7,724)	$13,349	$3,662	$(1,549)	$2,113

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2012.

	Components of Accumulated Other Comprehensive Loss				Total
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Pension Benefit Adjustment	Accumulated Other Comprehensive Loss
	(in thousands)
Balance - December 31, 2011	$(3,231)	$(16,566)	$(13,085)	$(29,559)	$(62,441)
Net change	4,321	6,880	1,707	441	13,349

Balance - March 31, 2012	$1,090	$(9,686)	$(11,378)	$(29,118)	$(49,092)

Note 4. Business Combinations

Acquisition of State Bancorp, Inc.

On January 1, 2012, Valley acquired State Bancorp, the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, after purchase accounting adjustments, and 16 branches in Nassau, Suffolk, Queens, and Manhattan. The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition was $208.4 million (approximately 17.7 million shares of Valley common stock). As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. This stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The outstanding loan, included in Valley’s consolidated statement of financial condition at December 31, 2011, was subsequently eliminated as of the acquisition date and is no longer outstanding.

In connection with the acquisition, Valley acquired all of the voting and common shares of State Capital Trust I and State Capital Trust II, which are wholly-owned subsidiaries established for the sole purpose of issuing trust preferred securities and related trust common securities. Valley also assumed junior subordinated debentures issued to capital trusts with combined contractual principal balances totaling $20.6 million. Valley has the right to optionally redeem the debentures and related trust preferred securities at par prior to the maturity dates of November 7, 2032 and January 23, 2034 for each respective capital trust. These capital trusts, similar to our other capital trust subsidiaries, are not consolidated for financial statement purposes.

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has calculated an internal value for the warrants, and may negotiate their redemption with the U.S. Treasury. However, if Valley elects not to negotiate or an agreement cannot be reached with the U.S. Treasury, the warrants will be sold at public auction and remain outstanding.

Merger expenses totaled $980 thousand for the three months ended March 31, 2012 which are largely related to data processing conversion charges are included in other non-interest expense on the consolidated statements of income.

The following table sets forth assets acquired and liabilities assumed in the State Bancorp acquisition at their estimated fair values as of the closing date of the transaction:

January 1, 2012
(in thousands)
Assets acquired:
Cash and cash equivalents	$117,587
Investment securities available for sale	275,650
Loans	1,098,948
Premises and equipment	8,587
Accrued interest receivable	5,294
Goodwill	102,472
Other intangible assets	8,050
Other assets	68,080

Total assets acquired	$1,684,668

Liabilities assumed:
Deposits:
Non-interest bearing	$371,151
Savings, NOW and money market	596,599
Time	412,543

Total deposits	1,380,293

Short-term borrowings	29,000
Junior subordinated debentures issued to capital trusts	15,645
Other liabilities	51,312

Total liabilities assumed	$1,476,250

Common stock issued in acquisition	$208,418

The fair value estimates are subject to change for up to one year after closing date of the transaction if additional information relative to closing dates fair values becomes available. As Valley continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the State Bancorp acquisition.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities available for sale. The estimated fair values of the investment securities available for sale were obtained from an independent valuation advisor. Valley reviewed the inputs used in pricing of these securities to ensure the highest level of significant inputs are derived from observable market data.

Loans. The acquired loans portfolios were segregated into categories for valuation purposes primarily based on loan type (commercial, mortgage, or consumer) and credit risk rating. The estimated fair values were computed by discounting the expected cash flows from the respective portfolios. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated estimates of current key assumptions, such as prepayment speeds, default rates, and loss severity rates. Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors including, but not limited to, forward interest rates, loan and collateral types, payment status, and current loan-to-value ratios. Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

The expected cash flows from the acquired loan portfolios were discounted at estimated market rates. The market rates were estimated using a buildup approach which included assumptions with respect to funding cost and funding mix, estimated servicing cost, liquidity premium, and additional spreads, if warranted, to compensate for the uncertainty inherent in the acquired loans. The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

The difference between the fair value and the expected cash flows from the acquired loans will be accreted to interest income over the remaining term of the loans in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” See Note 8 for further details.

Other intangible assets. Other intangible assets consisting of core deposit intangibles (“CDI”) are measures of the value of non-maturity checking, savings, NOW and money market deposits that are acquired in a business combination excluding any large relationships, which Valley determines customer related intangible asset as non-existent. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is being amortized over an estimated useful life of eleven years to approximate the existing deposit relationships acquired.

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

Short-term borrowings. The fair value of short-term borrowings approximates their contractual principal balances, as these borrowings matured in March 2012.

Junior subordinated debentures issued to capital trusts. There is no active market for the trust preferred securities issued by State Bancorp Capital Trust I and State Bancorp Capital Trust II; therefore, the fair value of junior subordinated debentures was estimated utilizing the income approach. Under the income approach, the expected cash flows over the remaining estimated life of the debentures were discounted using Valley’s credit spread plus the three month - LIBOR (the contractual base index rate for these instruments). Valley’s credit spread was calculated based on Valley’s trust preferred securities issued by VNB Capital Trust I, which are publicly traded in an active market.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2011-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 became effective for Valley on January 1, 2012 and did not to have a significant impact on its consolidated financial statements. See Note 6 for the related disclosures.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. As originally issued, ASU No. 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards”. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. Valley early adopted ASU No. 2011-05 for the year ended December 31, 2011 and elected to present comprehensive income in a separate consolidated statement of comprehensive income.

ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to conduct the current two-step goodwill impairment test. Otherwise, the entity would not need to apply the two-step test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed by Valley during 2012. ASU No. 2011-08 is not expected to have a significant impact on Valley’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2012 and December 31, 2011. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,039	$49,039	$—	$—
U.S. government agency securities	107,846	—	107,846	—
Obligations of states and political subdivisions	19,685	—	19,685	—
Residential mortgage-backed securities	482,929	—	436,711	46,218
Trust preferred securities	65,416	10,060	16,854	38,502
Corporate and other debt securities	57,948	28,422	29,526	—
Equity securities	48,111	26,898	21,213	—

Total available for sale	830,974	114,419	631,835	84,720
Trading securities	22,190	—	22,190	—
Loans held for sale (1)	15,892	—	15,892	—
Other assets (2)	6,481	—	6,481	—

Total assets	$875,537	$114,419	$676,398	$84,720

Liabilities
Junior subordinated debentures issued to
VNB Capital Trust I (3)	151,409	151,409	—	—
Other liabilities (2)	20,580	—	20,580	—

Total liabilities	$171,989	$151,409	$20,580	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$62,273	$—	$—	$62,273
Loan servicing rights	9,913	—	—	9,913
Foreclosed assets	8,430	—	—	8,430

Total	$80,616	$—	$—	$80,616

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$90,748	$—	$90,748	$—
Obligations of states and political subdivisions	20,214	—	20,214	—
Residential mortgage-backed securities	310,137	—	259,977	50,160
Trust preferred securities	63,858	19,576	17,131	27,151
Corporate and other debt securities	39,610	30,603	9,007	—
Equity securities	41,953	23,506	18,447	—

Total available for sale	566,520	73,685	415,524	77,311
Trading securities	21,938	—	21,938	—
Loans held for sale (1)	25,169	—	25,169	—
Other assets (2)	5,211	—	5,211	—

Total assets	$618,838	$73,685	$467,842	$77,311

Liabilities
Junior subordinated debentures issued to
VNB Capital Trust I (3)	$160,478	$160,478	$—	$—
Other liabilities (2)	21,854	—	21,854	—

Total liabilities	$182,332	$160,478	$21,854	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$66,854	$—	$—	$66,854
Loan servicing rights	9,078	—	—	9,078
Foreclosed assets	15,874	—	—	15,874

Total	$91,806	$—	$—	$91,806

(1)

Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $15.4 million and $24.3 million at March 31, 2012 and December 31, 2011, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $146.7 million and $157.0 million at March 31, 2012 and December 31, 2011, respectively.

(4)	Excludes covered loans acquired in the FDIC-assisted transactions and other purchased credit-impaired loans acquired in the first quarter of 2012.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011 are summarized below:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Trading Securities	Available For Sale Securities	Trading Securities	Available For Sale Securities
	(in thousands)
Balance, beginning of the period	$—	$77,311	$21,903	$138,655
Transfers out of Level 3:
Residential mortgage-backed securities	—	—	—	(44,771)
Trust preferred securities	—	—	(21,903)	(17,397)
Corporate and other debt securities	—	—	—	(12,914)
Equity securities	—	—	—	(9,353)
Total net losses for the period included in:
Net income	—	—	—	(825)
Other comprehensive income	—	11,107	—	1,361
Settlements	—	(3,698)	—	(2,383)

Balance, end of the period	$—	$84,720	$—	$52,373

Change in unrealized losses for the period included in earnings for assets held at the end of the reporting period (1)	$—	$—	$—	$(825	)(2)

(1)	Represents net losses that are due to changes in economic conditions and management’s estimates of fair value.
(2)	Represents the net impairment losses on securities recognized in earnings for the period.

During the quarters ended March 31, 2012 and 2011, there were no transfers of assets between Level 1 and Level 2.

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

Available for sale and trading securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including certain trust preferred securities) are reported at fair values utilizing Level 1 inputs. The majority of the other accruing investment securities in which Valley has not previously recognized other-than-temporary impairment charges are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service, may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and trading securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain private label mortgage-backed securities and trust preferred securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2012:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage-backed securities	Discounted cash flow	Prepayment rate	1.6 -25.8%	15.1%
		Default rate	3.0 -17.9	6.6
		Loss severity	39.2 -58.9	5.0
Trust preferred securities	Discounted cash flow	Default rate	0.0 -100.0%	5.0%
		Loss severity	0.0 -100.0	27.0

Significant increases (decreases) in any of the unobservable inputs in the table above in isolation would result in a significantly lower (higher) fair value measurement of the securities. Generally, a change in the assumption used for the default rate is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

For the Level 3 available for sale private label mortgage-backed securities, cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

For the Level 3 available for sale trust preferred securities, consisting of two pooled securities, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculations for both securities are received from an independent valuation advisor. In validating the fair value calculation from an independent valuation advisor, Valley reviews accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2012 and December 31, 2011 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at March 31, 2012 and December 31, 2011.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. On January 1, 2012, Valley made an accounting policy election to use the exception within ASU No. 2011-04 regarding the measurement of the exposure to the counterparty credit risk (i.e., calculating credit valuation adjustments on a net basis by counterparty portfolio). The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following valuation techniques were used for certain non-financial assets measured at fair value on a nonrecurring basis, including other real estate owned and other repossessed assets (upon initial recognition or subsequent impairment), goodwill measured at fair value in the second step of a goodwill impairment test, and loan servicing rights, core deposits, other intangible assets, and other long-lived assets measured at fair value for impairment assessment.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At March 31, 2012, non-current appraisals were discounted up to 13.2 percent based on specific market data by location and property type. During the three months ended March 31, 2012, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct collateral dependent loan charge-offs to the allowance for loan losses totaled $3.9 million for the three months ended March 31, 2012. At March 31, 2012, collateral dependent impaired loans with a recorded investment of $66.0 million were reduced by specific valuation allowance allocations totaling $3.7 million to a reported net carrying amount of $62.3 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2012, the fair value model used prepayment speeds (stated as constant prepayment rates) ranging from 9.8 percent to 25.9 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. During the first quarter of 2012, Valley recognized net recoveries of impairment charges on loan servicing rights totaling $420 thousand.

.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria. The discounts on appraisals of foreclosed assets were immaterial at March 31, 2012. During the three months ended March 31, 2012, foreclosed assets measured at fair value upon initial recognition totaled $8.4 million.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2012 and 2011:

		Gains (Losses) on Change in Fair Value
Reported in	Reported in	Three Months Ended
Consolidated Statements	Consolidated Statements	March 31,
of Financial Condition	of Income	2012	2011
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$—	$(825)
Trading securities	Trading (losses) gains, net	252	493
Loans held for sale	Gains on sales of loans, net	3,166	3,609
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	(1,240)	2,889

		$2,178	$6,166

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2012 and December 31, 2011 were as follows:

		March 31, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$466,616	$466,616	$372,566	$372,566
Interest bearing deposits with banks	Level 1	34,219	34,219	6,483	6,483
Investment securities held to maturity:
U.S. Treasury securities	Level 1	99,982	110,564	100,018	113,859
Obligations of states and political subdivisions	Level 2	442,551	460,131	433,284	453,201
Residential mortgage-backed securities	Level 2	1,090,434	1,133,217	1,180,104	1,230,993
Trust preferred securities	Level 2	193,298	180,521	193,312	174,753
Corporate and other debt securities	Level 2	52,197	56,011	52,198	54,391

Total investment securities held to maturity		1,878,462	1,940,444	1,958,916	2,027,197

Net loans	Level 3	11,016,652	10,974,970	9,665,839	9,645,517
Accrued interest receivable	Level 1	57,349	57,349	52,527	52,527
Federal Reserve Bank and Federal Home Loan Bank stock(1)	Level 1	141,815	141,815	129,669	129,669
Financial liabilities
Deposits without stated maturities	Level 1	8,246,548	8,246,548	7,171,718	7,171,718
Deposits with stated maturities	Level 2	2,710,636	2,767,444	2,501,384	2,557,119
Short-term borrowings	Level 1	410,749	410,757	212,849	215,179
Long-term borrowings	Level 2	2,724,731	3,103,096	2,726,099	3,154,150
Junior subordinated debentures issued to capital trusts	Level 2	40,805	42,492	25,120	25,620
Accrued interest payable(2)	Level 1	4,026	4,026	3,798	3,798

(1)	Included in other assets.
(2)	Included in accrued expenses and other liabilities.

The following methods and assumptions that were used to estimate the fair value of other financial assets and financial liabilities in the table above:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value because of the short maturity of these items.

Investment securities held to maturity. Fair values are based on prices obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things (Level 2 inputs). Additionally, Valley reviews the volume and level of activity for all classes of held to maturity securities and attempts to identify transactions, which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary. If applicable, the adjustment to fair value is derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

Loans. Fair values of non-covered loans (i.e., loans which are not subject to loss-sharing agreements with the FDIC) and covered loans (i.e., loans subject to loss-sharing agreements with the FDIC) are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Short-term and long-term borrowings. The carrying amounts of certain short-term borrowings, including securities sold under agreement to repurchase (and from time to time, federal funds purchased and overnight FHLB borrowings) approximate their fair values because they frequently re-price to a market rate. The fair values of other short-term and long-term borrowings are estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When quoted prices are unavailable, the fair values of the borrowings are estimated by discounting the estimated future cash flows using current market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Junior subordinated debentures issued to capital trusts (excluding VNB Capital Trust I). There is no active market for the trust preferred securities issued by Valley capital trusts, except for the securities issued by VNB Capital Trust I whose related debentures are carried at fair value. Therefore, the fair value of debentures not carried at fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity of U.S. Treasury security or the three month-LIBOR for the variable rate indexed debentures (Level 2 inputs). Valley’s credit spread was calculated based on the exchange quoted price for Valley’s trust preferred securities issued by VNB Capital Trust I.

Note 7. Investment Securities

As of March 31, 2012, Valley had approximately $1.9 billion, $831.0 million, and $22.2 million in held to maturity, available for sale, and trading investment securities, respectively. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2012
U.S. Treasury securities	$99,982	$10,582	$—	$110,564
Obligations of states and political subdivisions	442,551	17,734	(154)	460,131
Residential mortgage-backed securities	1,090,434	42,904	(121)	1,133,217
Trust preferred securities	193,298	4,555	(17,332)	180,521
Corporate and other debt securities	52,197	4,009	(195)	56,011

Total investment securities held to maturity	$1,878,462	$79,784	$(17,802)	$1,940,444

December 31, 2011
U.S. Treasury securities	$100,018	$13,841	$—	$113,859
Obligations of states and political subdivisions	433,284	19,931	(14)	453,201
Residential mortgage-backed securities	1,180,104	51,041	(152)	1,230,993
Trust preferred securities	193,312	4,308	(22,867)	174,753
Corporate and other debt securities	52,198	3,799	(1,606)	54,391

Total investment securities held to maturity	$1,958,916	$92,920	$(24,639)	$2,027,197

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2012 and December 31, 2011 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2012
Obligations of states and political subdivisions	$4,601	$(154)	$—	$—	$4,601	$(154)
Residential mortgage-backed securities	90,445	(121)	—	—	90,445	(121)
Trust preferred securities	21,176	(352)	60,771	(16,980)	81,947	(17,332)
Corporate and other debt securities	6,907	(57)	16,826	(138)	23,733	(195)

Total	$123,129	$(684)	$77,597	$(17,118)	$200,726	$(17,802)

December 31, 2011
Obligations of states and political subdivisions	$1,854	$(13)	$50	$(1)	$1,904	$(14)
Residential mortgage-backed securities	33,520	(152)	—	—	33,520	(152)
Trust preferred securities	35,527	(730)	55,612	(22,137)	91,139	(22,867)
Corporate and other debt securities	14,756	(192)	7,560	(1,414)	22,316	(1,606)

Total	$85,657	$(1,087)	$63,222	$(23,552)	$148,879	$(24,639)

The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2012 was 29 as compared to 28 at December 31, 2011.

At March 31, 2012, the unrealized losses reported for trust preferred securities mostly related to 10 single-issuer securities, issued by bank holding companies. Of the 10 trust preferred securities, 3 were investment grade, 2 were non-investment grade, and 5 were not rated. All single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2012.

Management does not believe that any individual unrealized loss as of March 31, 2012 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of March 31, 2012, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of investments in debt securities held to maturity at March 31, 2012 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$115,691	$115,855
Due after one year through five years	44,549	46,074
Due after five years through ten years	225,299	244,791
Due after ten years	402,489	400,507
Residential mortgage-backed securities	1,090,434	1,133,217

Total investment securities held to maturity	$1,878,462	$1,940,444

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 3.2 years at March 31, 2012.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2012
U.S. Treasury securities	$49,013	$26	$—	$49,039
U.S. government agency securities	106,708	1,229	(91)	107,846
Obligations of states and political subdivisions	18,600	1,143	(58)	19,685
Residential mortgage-backed securities	476,729	11,280	(5,080)	482,929
Trust preferred securities*	86,935	177	(21,696)	65,416
Corporate and other debt securities	57,625	4,504	(4,181)	57,948
Equity securities	50,306	679	(2,874)	48,111

Total investment securities available for sale	$845,916	$19,038	$(33,980)	$830,974

December 31, 2011
U.S. government agency securities	$89,787	$1,204	$(243)	$90,748
Obligations of states and political subdivisions	18,893	1,322	(1)	20,214
Residential mortgage-backed securities	304,631	10,950	(5,444)	310,137
Trust preferred securities*	96,956	78	(33,176)	63,858
Corporate and other debt securities	40,638	2,554	(3,582)	39,610
Equity securities	47,932	1,320	(7,299)	41,953

Total investment securities available for sale	$598,837	$17,428	$(49,745)	$566,520

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2012
U.S. government agency securities	$24,060	$(79)	$7,839	$(12)	$31,899	$(91)
Obligations of states and political subdivisions	11,113	(58)	—	—	11,113	(58)
Residential mortgage-backed securities	54,778	(1,879)	21,711	(3,201)	76,489	(5,080)
Trust preferred securities	3,298	(356)	48,930	(21,340)	52,228	(21,696)
Corporate and other debt securities	3,091	(330)	6,125	(3,851)	9,216	(4,181)
Equity securities	285	(401)	12,986	(2,473)	13,271	(2,874)

Total	$96,625	$(3,103)	$97,591	$(30,877)	$194,216	$(33,980)

December 31, 2011
U.S. government agency securities	$7,980	$(243)	$—	$—	$7,980	$(243)
Obligations of states and political subdivisions	141	(1)	—	—	141	(1)
Residential mortgage-backed securities	41,673	(1,655)	22,639	(3,789)	64,312	(5,444)
Trust preferred securities	23,962	(1,061)	38,191	(32,115)	62,153	(33,176)
Corporate and other debt securities	3,243	(173)	6,567	(3,409)	9,810	(3,582)
Equity securities	20,570	(4,430)	12,551	(2,869)	33,121	(7,299)

Total	$97,569	$(7,563)	$79,948	$(42,182)	$177,517	$(49,745)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2012 was 68 as compared to 43 at December 31, 2011.

Of the $5.1 million unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2012, $2.5 million relates to five private label mortgage-backed securities that were other-than-temporarily impaired prior to March 31, 2012. The remaining $2.6 million of unrealized losses mainly relates to one investment grade private label mortgage-backed security.

The unrealized losses for trust preferred securities at March 31, 2012, in the table above relate to 3 pooled trust preferred and 15 single-issuer bank issued trust preferred securities. The unrealized losses include $11.5 million attributable to trust preferred securities issued by one bank holding company with an amortized cost of $46.4 million and a fair value of $34.9 million, and $8.9 million attributable to 3 pooled trust preferred securities with an amortized cost of $20.0 million and a fair value of $11.1 million. The trust preferred issuances by one bank holding company, previously classified as held to maturity, were found be other-than-temporarily impaired during the fourth quarter of 2011 and subsequently transferred to the available for sale portfolio at December 31, 2011. The three pooled trust preferred securities included one security with an unrealized loss of $7.1 million and an investment grade rating at March 31, 2012. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. See “Other-Than-Temporarily Impaired Analysis” section below for more details. All of the remaining single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

The unrealized losses existing for more than twelve months reported for corporate and other debt securities at March 31, 2012 relate almost entirely to one investment grade bank-issued corporate bond with a $10.0 million amortized cost and a $3.9 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses existing for more than twelve months for equity securities are primarily related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $2.4 million unrealized loss. At March 31, 2012, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of March 31, 2012, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $239.0 million.

The contractual maturities of investments securities available for sale at March 31, 2012 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$453	$454
Due after one year through five years	20,952	21,526
Due after five years through ten years	155,886	159,442
Due after ten years	141,590	118,512
Residential mortgage-backed securities	476,729	482,929
Equity securities	50,306	48,111

Total investment securities available for sale	$845,916	$830,974

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at March 31, 2012 was 9.0 years.

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

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers’ had capital ratios at March 31, 2012 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

During the fourth quarter of 2011, Valley lengthened the estimate of the timeframe over which it could reasonably anticipate receiving the expected cash flows from the trust preferred securities issued by one deferring bank holding company resulting in an $18.3 million credit impairment charge at December 31, 2011. The issuer of the trust preferred securities has deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. In assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the bullet points above. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders, and at the holding company level it reported cash and cash equivalents in excess of the cumulative amount of accrued but unpaid interest owed on all of its junior subordinated debentures related to trust preferred securities. Additionally, the bank subsidiary of the issuer continued to report capital ratios that were above the minimum amounts to be considered a “well-capitalized” financial institution in its most recent regulatory filing. After assessing all available factors, including the estimated deferral period of the issuer, Valley has concluded that there is no additional credit impairment on these other-than-temporarily impaired securities at March 31, 2012. The trust preferred securities, with a combined amortized cost of $46.4 million after credit impairment charges, have non-credit impairment charges totaling $11.5 million (before taxes) included in accumulated other comprehensive income at March 31, 2012 and are not accruing interest.

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and 2011 (including $825 thousand of net impairment losses during the first quarter of 2011) and are not accruing interest.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of March 31, 2012. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Sales transactions:
Gross gains	$140	$2,674
Gross losses	(298)	—

	(158)	2,674

Maturities and other securities transactions:
Gross gains	13	10
Gross losses	(12)	(5)

	1	5

Total (losses) gains on securities transactions, net	$(157)	$2,679

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$29,070	$10,500
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	825
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(303)	(156)

Balance, end of period	$28,767	$11,169

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

Trading Securities

The fair value of trading securities (consisting of 3 single-issuer bank trust preferred securities) was $22.2 million and $21.9 million at March 31, 2012 and December 31, 2011, respectively. Interest income on trading securities totaled $422 thousand and $642 thousand for the first quarters of 2012 and 2011, respectively.

Note 8. Loans

Purchased Credit-Impaired (“PCI”) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. The detail of the loan portfolio as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012			December 31, 2011
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,862,135	$308,243	$2,170,378	$1,878,387	$—	$1,878,387
Commercial real estate:
Commercial real estate	3,614,660	732,882	4,347,542	3,574,089	—	3,574,089
Construction	384,763	46,143	430,906	411,003	—	411,003

Total commercial real estate loans	3,999,423	779,025	4,778,448	3,985,092	—	3,985,092

Residential mortgage	2,511,963	19,203	2,531,166	2,285,590	—	2,285,590
Consumer:
Home equity	456,727	50,833	507,560	469,604	—	469,604
Automobile	764,082	—	764,082	772,490	—	772,490
Other consumer	143,309	2,394	145,703	136,634	—	136,634

Total consumer loans	1,364,118	53,227	1,417,345	1,378,728	—	1,378,728

Total non-covered loans	$9,737,639	$1,159,698	$10,897,337	$9,527,797	$—	$9,527,797

Covered loans:
Commercial and industrial	$—	$70,757	$70,757	$—	$83,742	$83,742
Commercial real estate	—	154,522	154,522	—	160,651	160,651
Construction	—	7,763	7,763	—	6,974	6,974
Residential mortgage	—	14,638	14,638	—	15,546	15,546
Consumer	—	4,505	4,505	—	4,931	4,931

Total covered loans	—	252,185	252,185	—	271,844	271,844

Total loans	$9,737,639	$1,411,883	$11,149,522	$9,527,797	$271,844	$9,799,641

Total non-covered loans are net of unearned discount and deferred loan fees totaling $4.4 million and $7.5 million at March 31, 2012 and December 31, 2011, respectively. The outstanding balances for non-covered PCI loans and covered loans totaled $1.2 billion and $387.3 million at March 31, 2012, respectively, and $399.6 million for covered loans at December 31, 2011.

There were no sales of loans, other than from the held for sale loan portfolio, or transfers from loans held for investment to loans held for sale during the three months ended March 31, 2012 and 2011.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the State Bancorp acquisition (see Note 4), as of the January 1, 2012 closing date for the acquisition:

(in thousands)
Contractually required principal and interest	$1,333,686
Contractual cash flows not expected to be collected (non-accretable difference)	(66,467)

Expected cash flows to be collected	1,267,219
Interest component of expected cash flows (accretable yield)	(168,271)

Fair value of acquired loans	$1,098,948

On March 28, 2012, Valley also purchased PCI loans, consisting primarily of commercial real estate loans, from another financial institution for $117.3 million in cash. These loans with an outstanding principal balance of $117.0 million were accounted for as one pooled asset and recorded at their estimated fair value at the acquisition date totaling $111.8 million.

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$66,724	$101,052
Acquisitions	168,271	—
Accretion	(23,184)	(7,812)
Net reclassification from non-accretable difference	—	16,195

Balance, end of period	$211,811	$109,435

Valley reclassified $16.2 million during the three months ended March 31, 2011, from the non-accretable difference for covered loans due to increases in expected cash flows for certain pools of covered loans. This amount is recognized prospectively as an adjustment to the yield over the life of the individual pools.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in FDIC loss-share receivable for three months ended March 31, 2012 and 2011 were as follows:

	Three Months ended
	March 31,
	2012	2011
	(in thousands)
Balance, beginning of the period	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	81	146
Effect of additional cash flows on covered loans (prospective recognition)	(1,637)	(2,518)
Increase due to impairment on covered loans	—	17,679
Other reimbursable expenses	1,466	928
Reimbursements from the FDIC	(4,372)	(14,952)

Balance, end of the period	69,928	$90,642

Valley recognized a $90 thousand reduction and a $16.2 million increase in non-interest income for the three months ended March 31, 2012 and 2011, respectively, related to discount accretion and the post-acquisition adjustments to the FDIC loss-share receivable included in the table above.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $405.1 million and $337.7 million at March 31, 2012 and December 31, 2011, respectively.

Commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Loans generally involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets.

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

Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property.

Home equity loans. Home equity lending consists of both fixed and variable interest rate products. Valley mainly provides home equity loans to its residential mortgage customers within the footprint of its primary lending territory. Valley generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent when originating a home equity loan.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at March 31, 2012. Unsecured consumer loans totaled approximately $84.4 million and $66.5 million, including $8.3 million and $9.1 million of credit card loans, at March 31, 2012 and December 31, 2011, respectively.

Credit Quality

The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at March 31, 2012 and December 31, 2011:

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2012

Commercial and industrial	$5,531	$—	$24,196	$29,727	$1,832,408	$1,862,135
Commercial real estate:
Commercial real estate	8,897	711	47,433	57,041	3,557,619	3,614,660
Construction	9,312	—	17,704	27,016	357,747	384,763

Total commercial real estate loans	18,209	711	65,137	84,057	3,915,366	3,999,423

Residential mortgage	12,988	1,749	32,291	47,028	2,464,935	2,511,963
Consumer loans:
Home equity	232	—	2,407	2,639	454,088	456,727
Automobile	4,808	199	441	5,448	758,634	764,082
Other consumer	290	15	735	1,040	142,269	143,309

Total consumer loans	5,330	214	3,583	9,127	1,354,991	1,364,118

Total	$42,058	$2,674	$125,207	$169,939	$9,567,700	$9,737,639

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2011

Commercial and industrial	$4,347	$657	$26,648	$31,652	$1,846,735	$1,878,387
Commercial real estate:
Commercial real estate	13,115	422	42,186	55,723	3,518,366	3,574,089
Construction	2,652	1,823	19,874	24,349	386,654	411,003

Total commercial real estate loans	15,767	2,245	62,060	80,072	3,905,020	3,985,092

Residential mortgage	8,496	763	31,646	40,905	2,244,685	2,285,590
Consumer loans:
Home equity	989	13	2,700	3,702	465,902	469,604
Automobile	7,794	303	461	8,558	763,932	772,490
Other consumer	192	35	749	976	135,658	136,634

Total consumer loans	8,975	351	3,910	13,236	1,365,492	1,378,728

Total	$37,585	$4,016	$124,264	$165,865	$9,361,932	$9,527,797

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis. The following tables present the information about impaired loans by loan portfolio class at March 31, 2012 and December 31, 2011:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
March 31, 2012

Commercial and industrial	$6,671	$44,858	$51,529	$69,929	$9,628
Commercial real estate:
Commercial real estate	31,600	59,131	90,731	98,554	6,467
Construction	3,445	17,119	20,564	24,093	890

Total commercial real estate loans	35,045	76,250	111,295	122,647	7,357

Residential mortgage	1,861	17,101	18,962	20,271	2,864
Consumer loans:
Home equity	—	277	277	277	21

Total consumer loans	—	277	277	277	21

Total	$43,577	$138,486	$182,063	$213,124	$19,870

December 31, 2011
Commercial and industrial	$6,193	$48,665	$54,858	$71,111	$11,105
Commercial real estate:
Commercial real estate	26,741	56,978	83,719	91,448	7,108
Construction	4,253	19,998	24,251	28,066	1,408

Total commercial real estate loans	30,994	76,976	107,970	119,514	8,516

Residential mortgage	998	20,007	21,005	22,032	3,577
Consumer loans:
Home equity	—	242	242	242	45

Total consumer loans	—	242	242	242	45

Total	$38,185	$145,890	$184,075	$212,899	$23,243

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$55,336	$409	$38,041	$483
Commercial real estate:
Commercial real estate	91,897	689	62,675	667
Construction	22,076	49	33,777	166

Total commercial real estate loans	113,973	738	96,452	833

Residential mortgage	20,595	136	18,382	208
Consumer loans:
Home equity	279	4	83	1

Total consumer loans	279	4	83	1

Total	$190,183	$1,287	$152,958	$1,525

Interest income recognized on a cash basis, included in the table above, was immaterial for the three months ended March 31, 2012 and 2011.

Troubled debt restructured loans. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (“TDR”). Valley’s PCI loans are excluded from the TDR disclosures below because they are evaluated for impairment on a pool by pool basis. When an individual PCI loan within a pool is modified as a TDR, it is not removed from its pool.

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

Performing TDRs (not reported as non-accrual loans) totaled $96.2 million and $101.0 million as of March 31, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $15.7 million and $15.5 million as of March 31, 2012 and December 31, 2011, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

The following table presents loans by loan portfolio class modified as TDRs during the three months ended March 31, 2012 and 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2012 and 2011, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
March 31, 2012
Commercial and industrial	5	$1,422	$1,230
Commercial real estate:
Commercial real estate	6	2,049	1,988
Construction	2	2,154	2,154

Total commercial real estate	8	4,203	4,142
Residential mortgage	4	852	853
Consumer	2	69	68

Total	19	$6,546	$6,293

March 31, 2011
Commercial and industrial	5	$3,024	$2,978
Commercial real estate	1	2,359	2,328

Total	6	$5,383	$5,306

The majority of the TDR concessions made during the three months ended March 31, 2012 and 2011 involved an extension of the loan term and/or an interest rate reduction. The TDRs presented in the table above had allocated specific reserves for loan losses totaling $747 thousand and $720 thousand at March 31, 2012 and 2011, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. There were no charge-offs resulting from loans modified as TDRs during the quarters ended March 31, 2012 and 2011.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during the three months ended March 31, 2012:

Troubled Debt	Three Months Ended March 31, 2012
Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	2	$1,389
Commercial real estate:
Commercial real estate	—	—
Construction	1	1,130

Total commercial real estate	1	1,130
Residential mortgage	2	400

Total	5	$2,919

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

The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at March 31, 2012 and December 31, 2011.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)

March 31, 2012
Commercial and industrial	$1,685,664	$70,840	$105,042	$589	$1,862,135
Commercial real estate	3,379,006	86,433	149,221	—	3,614,660
Construction	312,747	41,337	30,679	—	384,763

Total	$5,377,417	$198,610	$284,942	$589	$5,861,558

December 31, 2011
Commercial and industrial	$1,669,943	$95,726	$112,186	$532	$1,878,387
Commercial real estate	3,350,475	82,612	141,002	—	3,574,089
Construction	329,848	42,845	38,114	196	411,003

Total	$5,350,266	$221,183	$291,302	$728	$5,863,479

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2012 and December 31, 2011:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Loans
	(in thousands)

March 31, 2012
Residential mortgage	$2,479,672	$32,291	$2,511,963
Home equity	454,320	2,407	456,727
Automobile	763,641	441	764,082
Other consumer	142,574	735	143,309

Total	$3,840,207	$35,874	$3,876,081

December 31, 2011
Residential mortgage	$2,253,944	$31,646	$2,285,590
Home equity	466,904	2,700	469,604
Automobile	772,029	461	772,490
Other consumer	135,885	749	136,634

Total	$3,628,762	$35,556	$3,664,318

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2012 and December 31, 2011.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
March 31, 2012
Commercial and industrial	$364,520	$14,480	$379,000
Commercial real estate	840,652	46,752	887,404
Construction	40,553	13,353	53,906
Residential mortgage	28,115	5,726	33,841
Consumer	56,903	829	57,732

Total	$1,330,743	$81,140	$1,411,883

December 31, 2011
Commercial and industrial	$67,424	$16,318	$83,742
Commercial real estate	112,047	48,604	160,651
Construction	623	6,351	6,974
Residential mortgage	10,118	5,428	15,546
Consumer	4,931	—	4,931

Total	$195,143	$76,701	$271,844

Note 9. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for losses on loans, the reserve for unfunded letters of credit, and the allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for non-covered loans losses is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio, including unexpected credit impairment of non-covered PCI loan pools subsequent to the acquisition date.

The following table summarizes the allowance for credit losses at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$119,342	$120,274
Allowance for covered loans	13,528	13,528

Total allowance for loan losses	132,870	133,802
Allowance for unfunded letters of credit	2,706	2,383

Total allowance for credit losses	$135,576	$136,185

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$5,374	$5,205
Provision for covered loans	—	18,882

Total provision for loan losses	5,374	24,087
Provision for unfunded letters of credit	323	75

Total provision for credit losses	$5,697	$24,162

The following table details activity in the allowance for loan losses by portfolio segment for the quarters ended March 31, 2012 and 2011:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Quarter Ended March 31, 2012:

Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off	(4,807)	(1,080)	(1,176)	(1,483)	—	(8,546)
Charged-off loans recovered	1,005	120	514	601	—	2,240

Net charge-offs	(3,802)	(960)	(662)	(882)	—	(6,306)
Provision for loan losses	3,464	738	1,379	145	(352)	5,374

Ending balance	$73,311	$34,415	$9,837	$7,940	$7,367	$132,870

Quarter Ended March 31, 2011:

Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off (1)	(6,672)	(823)	(783)	(1,758)	—	(10,036)
Charged-off loans recovered	448	21	21	602	—	1,092

Net charge-offs	(6,224)	(802)	(762)	(1,156)	—	(8,944)
Provision for loan losses (2)	20,128	2,610	2,589	(1,043)	(197)	24,087

Ending balance	$75,871	$32,217	$11,303	$12,300	$8,156	$139,847

(1)	The allowance for covered loans was reduced by loan charge-offs totaling $5.1 million during the first quarter of 2011.
(2)	Includes an $18.9 million provision for covered loans during the quarter ended March 31, 2011 due to declines in the expected cash flows caused by credit impairment in certain loan pools, primarily consisting of commercial and industrial loans.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2012 and December 31, 2011.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
March 31, 2012

Allowance for loan losses:
Individually evaluated for impairment	$9,628	$7,357	$2,864	$21	$—	$19,870
Collectively evaluated for impairment	52,727	24,548	6,911	7,919	7,367	99,472
Loans acquired with discounts related to credit quality	10,956	2,510	62	—	—	13,528

Total	$73,311	$34,415	$9,837	$7,940	$7,367	$132,870

Loans:
Individually evaluated for impairment	$51,529	$111,295	$18,962	$277	$—	$182,063
Collectively evaluated for impairment	1,810,606	3,888,128	2,493,001	1,363,841	—	9,555,576
Loans acquired with discounts related to credit quality	379,000	941,310	33,841	57,732	—	1,411,883

Total	$2,241,135	$4,940,733	$2,545,804	$1,421,850	$—	$11,149,522

December 31, 2011

Allowance for loan losses:
Individually evaluated for impairment	$11,105	$8,516	$3,577	$45	$—	$23,243
Collectively evaluated for impairment	51,588	23,611	5,481	8,632	7,719	97,031
Loans acquired with discounts related to credit quality	10,956	2,510	62	—	—	13,528

Total	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802

Loans:
Individually evaluated for impairment	$54,858	$107,970	$21,005	$242	$—	$184,075
Collectively evaluated for impairment	1,823,529	3,877,122	2,264,585	1,378,486	—	9,343,722
Loans acquired with discounts related to credit quality	83,742	167,625	15,546	4,931	—	271,844

Total	$1,962,129	$4,152,717	$2,301,136	$1,383,659	$—	$9,799,641

Note 10. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2011	$20,517	$98,999	$117,689	$80,757	$317,962
Goodwill from business combinations	—	27,369	53,059	22,044	102,472

Balance at March 31, 2012	$20,517	$126,368	$170,748	$102,801	$420,434

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the first quarter of 2012, Valley recorded $102.5 million in goodwill in connection with the acquisition of State Bancorp (see Note 4 for further details). There was no impairment of goodwill during the three months ended March 31, 2012 and 2011.

The following table summarizes other intangible assets as of March 31, 2012 and December 31, 2011:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2012
Loan servicing rights	$53,573	$(40,372)	$(2,250)	$10,951
Core deposits	35,194	(21,408)	—	13,786
Other	5,878	(2,235)	—	3,643

Total other intangible assets	$94,645	$(64,015)	$(2,250)	$28,380

December 31, 2011
Loan servicing rights	$52,046	$(39,146)	$(2,670)	$10,230
Core deposits	27,144	(20,363)	—	6,781
Other	6,121	(2,314)	—	3,807

Total other intangible assets	$85,311	$(61,823)	$(2,670)	$20,818

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $420 thousand $52 thousand for the three months ended March 31, 2012 and 2011, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 16 years. During the quarter ended March 31, 2012, Valley recorded $8.1 million in core deposits intangibles resulting from the State Bancorp acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2012 and 2011.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2012 through 2016:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2012	$1,743	$2,752	$492
2013	2,517	3,078	541
2014	1,907	2,359	466
2015	1,353	1,758	434
2016	1,011	1,195	233

Valley recognized amortization expense on other intangible assets, including net impairment recoveries on loan servicing rights, totaling approximately $2.0 million for the quarters ended March 31, 2012 and 2011.

Note 11. Pension Plan

The Bank has a non-contributory defined benefit plan (“qualified plan”) covering most of its employees. Effective July 1, 2011, the Bank closed the qualified plan to new employees hired on or after such date. The Plan continues to operate and accrue normal benefits for existing participants. In conjunction with the eligibility change for the qualified plan, the Bank amended its 401(k) plan to increase the Bank’s matching percentage of employee contributions for non-pension participants, within certain statutory limits.

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

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Service cost	$1,964	$1,563
Interest cost	1,598	1,524
Expected return on plan assets	(2,233)	(1,665)
Amortization of prior service cost	177	160
Amortization of actuarial loss	582	343

Total net periodic pension expense	2,088	1,925

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(177)	(160)
Amortization of actuarial loss	(582)	(343)

	(759)	(503)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,329	$1,422

The fair value of qualified plan assets increased approximately $30.5 million, or 31.8 percent to $126.2 million at March 31, 2012 from $95.7 million at December 31, 2011. Valley contributed $25.0 million to the qualified plan during January 2012. Valley does not expect to make any additional contributions to the qualified plan for the remainder of 2012.

Note 12. Stock–Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “Employee Stock Incentive Plan”), administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the Employee Stock Incentive Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock options granted by Valley during the first quarter of 2012. Valley awarded restricted stock totaling 540 thousand shares and 165 shares during the first quarters of 2012 and 2011, respectively. As of March 31, 2012, 6.3 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.4 million and $701 thousand for the three months ended March 31, 2012 and 2011, respectively. The fair values of stock awards are expensed over the vesting period. As of March 31, 2012, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $7.0 million and will be recognized over an average remaining vesting period of approximately 2 years.

On January 1, 2012, Valley assumed 356 thousand shares of outstanding and vested incentive stock options under State Bancorp’s long-term stock incentive plans, of which 321 thousand shares were outstanding and exercisable as of March 31, 2012. These outstanding stock options have an aggregate weighted average exercise price of $17.41 and weighted average remaining term of 3 years.

Note 13. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $247.1 million as of March 31, 2012. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $151.8 million, or 61.4 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of March 31, 2012, Valley had an $889 thousand liability related to the standby letters of credit.

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

At March 31, 2012, Valley had the following cash flow hedge derivatives:

•

Four forward starting interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. Two of the four swaps, totaling $200 million, expire in October 2016 and require Valley to pay fixed-rate amounts at approximately 4.73 percent, in exchange for the receipt of variable-rate payments at the prime rate. The other two swaps totaling $100 million will require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate starting in July 2012 and expiring in July 2017.

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

At March 31, 2012, Valley had the following fair value hedge derivatives:

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

Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program implemented during the first quarter of 2011, Valley executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2012, Valley had a total of 24 interest rate swaps with an aggregate notional amount of $98.8 million, including 14 interest rate swaps totaling $18.0 million acquired from State Bancorp, related to this program.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Line Item	March 31, 2012	December 31, 2011
		(in thousands)
Asset Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$174	$294
Fair value hedge interest rate swaps	Other Assets	893	852

Total derivatives designated as hedging instruments		$1,067	$1,146

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$5,414	$4,065

Total derivatives not designated as hedging instruments		$5,414	$4,065

Liability Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$13,162	$15,649
Fair value hedge interest rate swaps	Other Liabilities	2,009	2,140

Total derivatives designated as hedging instruments		$15,171	$17,789

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$5,409	$4,065

Total derivatives not designated as hedging instruments		$5,409	$4,065

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive loss to interest on short-term borrowings	$(1,392)	$(577)
Amount of gain recognized in other comprehensive loss	1,549	1,434

Valley recognized net gains of $73 thousand and $50 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three months ended March 31, 2012 and 2011, respectively. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $11.4 million and $13.1 million at March 31, 2012 and December 31, 2011, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $7.2 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Derivative—interest rate swaps:
Interest income—interest and fees on loans	$130	$160
Interest expense—interest on time deposits	40	(110)
Hedged item—loans and deposits:
Interest income—interest and fees on loans	$(130)	$(160)
Interest expense—interest on time deposits	(32)	118

During the three months ended March 31, 2012 and 2011, the net loss and gain recognized in non-interest expense related to hedge ineffectiveness, respectively, were immaterial. Valley also recognized a net reduction to interest expense of $136 thousand and $44 thousand for the three months ended March 31, 2012 and 2011, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

The gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments totaled $216 thousand and $21 thousand for the quarters ended March 31, 2012 and 2011, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of March 31, 2012, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19.9 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at March 31, 2012. At March 31, 2012, Valley had $18.3 million in collateral posted with its counterparties.

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

The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (“ U.S. GAAP”) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part II Item 1A of this report include, but are not limited to:

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

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the inability to realize expected cost savings and revenue synergies from the merger of State Bancorp with Valley in the amounts or in the timeframe anticipated;

•	inability to retain State Bancorp’s customers and employees;

•	lower than expected cash flows from loan pools acquired in FDIC-assisted transactions, the State Bancorp acquisition and other purchased loan transactions; and

•	other unexpected material adverse changes in our operations or earnings.

We assume no obligation for updating such forward-looking statements at any time.

Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011.

New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2012, Valley had consolidated total assets of approximately $16.0 billion, total net loans of $11.0 billion, total deposits of $11.0 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 211 branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion, including our most recent bank transaction discussed below. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 for more details regarding our past merger activity.

Acquisition of State Bancorp, Inc. (“State Bancorp”). On January 1, 2012, Valley acquired State Bancorp, the holding company for State Bank of Long Island, a commercial bank with $1.7 billion in assets, $1.1 billion in loans and $1.4 billion in deposits, after purchase accounting adjustments, and 16 branches in Nassau, Suffolk, Queens, and Manhattan. We believe our expansion into this attractive area of the Long Island market should provide additional lending, retail, and wealth management service opportunities to further strengthen our New York Metropolitan operations and continue to grow the Valley Brand recognition in these markets. During February 2012, we integrated State Bancorp’s systems into Valley with minimal disruption to our customer service and operations. Our ability to put this integration quickly behind us and our management team’s clear focus on this new market opportunity should help us effectively compete and benefit from this transaction during the remainder of 2012. Additionally, we diligently look for future opportunities to support our new efforts in the Long Island market, both through gradual de novo branch expansion and other potential bank acquisitions.

The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208.4 million (approximately 17.7 million shares of Valley common stock). The transaction generated approximately $102.5 million in goodwill and $8.1 million in core deposit intangible assets subject to amortization. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. The stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The loan, included in Valley’s consolidated financial statements at December 31, 2011, was subsequently eliminated as of the acquisition date and is no longer outstanding. See additional details in Note 4 to the consolidated financial statements.

Quarterly Results. Net income for the first quarter of 2012 was $34.5 million, or $0.18 per diluted common share, compared to $36.6 million, or $0.21 per diluted common share for the first quarter of 2011. The $2.1 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $22.2 million decline in non-interest income mainly caused by a $16.3 million decrease in non-interest income recognized due to changes in our FDIC loss-share receivable as we experienced a lower level of additional estimated credit losses on covered loans in the first quarter of 2012 and a $4.4 million decrease in net trading gains resulting from lower non-cash mark to market gains on our junior subordinated debentures carried at fair value, and (ii) a $10.7 million increase in non-interest expense primarily due to increases in salary and employee benefits and other non-interest expense resulting from the acquisition of State Bancorp, partially offset by (iii) a $18.5 million decrease in the provision for credit losses due to a $18.9 million provision for losses on covered loans in the first quarter of 2011 related to additional declines in the expected cash flows caused by credit impairment within certain pools of covered loans acquired in FDIC-assisted transactions, and (iv) a $10.6 million increase in our net interest income mostly due to the State Bancorp acquisition. See the “Net Interest Income,” “Other Income,” “Other Expense” and “Allowance for Credit Losses” sections below for more details on the items above impacting our first quarter of 2012 results.

Economic Overview and Indicators. For the first quarter of 2012, the U.S. economy has shown encouraging signs through improvements in several macroeconomic indicators. However, many economists feel the U.S. recovery will continue at a slow, gradual pace due to several factors, including, but not limited to, persistently high U.S. unemployment, weak labor force participation in the jobs market, increased oil prices, the political stalemate in Washington regarding tax breaks and government spending, and concerns of the European Union’s sovereign debt crisis as a threat to the health of the global markets.

The U.S. housing market continued to show signs of improvement during the quarter, supported by improvements in consumer data. Housing starts and sales of existing homes neared three and two year highs, respectively. However, housing prices continue to be soft and foreclosed inventories are still high and will take time for banks and the markets to work through. In New Jersey and New York, the percentage of consumers with new foreclosures and bankruptcies are at historically high levels as last reported during the first quarter of 2012, but were moderately better compared to one year ago.

Unemployment, one of the primary economic deterrents to our ability to sustain loan growth and asset quality, has ranged from a low of 8.2 percent in December 2011 to a high of 8.9 percent in March 2012 for the majority of our primary markets (including northern and central New Jersey and the New York City Metropolitan area) over the last twelve month period. From a national perspective, U.S. unemployment fell to 8.1 percent in April 2012, the lowest level since early 2009. Despite the promising decrease reflected in the U.S. unemployment figure released in April 2012, the Federal Reserve has expressed a view that the unemployment rate may not improve further in 2012. The Fed continued to maintain and support a target range of zero to 0.25 percent for the federal funds rates in the first quarter of 2012. In January 2012, the Fed indicated that the anticipated economic conditions will likely warrant these exceptionally low levels for the federal funds rate through late 2014. We believe a low-rate, high unemployment environment, which is reflective of our current operating environment, will continue to challenge our business operations and results in many ways during the remainder of 2012 and the foreseeable future, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area, Long Island, New York. Generally, market conditions have improved from one year ago, however, as outlined above, economic uncertainty, persistent unemployment, slumping home prices, as well as high vacancy rates may continue to put pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
Key Economic Indicators:	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Unemployment rate:
U.S.	8.20%	8.50%	9.00%	9.10%	8.90%
New York Metro Region*	8.90%	8.20%	8.60%	8.60%	8.50%
New Jersey	9.00%	9.10%	9.40%	9.40%	9.30%
New York	8.50%	8.20%	8.30%	8.20%	8.00%

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	($ in millions)
Personal income:
New Jersey	NA	$474,531	$470,617	$467,423	$463,890
New York	NA	$993,931	$985,724	$979,167	$976,648
New consumer bankruptcies:
New Jersey	NA	0.16%	0.10%	0.17%	0.17%
New York	NA	0.10%	0.09%	0.12%	0.10%
Change in home prices:
U.S.	NA	-3.80%	0.10%	4.00%	-4.20%
New York Metro Region*	NA	-3.70%	0.72%	0.01%	-2.10%
New consumer foreclosures:
New Jersey	NA	0.04%	0.07%	0.06%	0.12%
New York	NA	0.05%	0.06%	0.06%	0.07%
Rental vacancy rates:
New Jersey	11.60%	10.80%	9.50%	7.90%	6.70%
New York	6.30%	6.30%	7.40%	6.40%	5.90%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $1.4 billion to $10.9 billion at March 31, 2012 from December 31, 2011 primarily due to $1.1 billion in loans acquired from State Bancorp and $112 million in commercial real estate loans purchased from another financial institution. Valley also experienced solid organic loan growth in residential mortgage loans during the first quarter as compared to December 31, 2011. Excluding the loans acquired and purchased during 2012, our residential mortgage loans grew by $227.0 million, or 39.7 percent on an annualized basis, during the first quarter of 2012. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $252.2 million, or 2.3 percent of our total loans, at March 31, 2012 as compared to $271.8 million at December 31, 2011 mainly due to normal payment activity. Overall, our total loan portfolio grew by 7.8 percent on an annualized basis during the first quarter of 2012, exclusive of the purchased loans. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow economic recovery, elevated unemployment levels and the higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at March 31, 2012. Our past due loans and non-accrual loans, discussed further below, exclude purchased credit-impaired (“PCI”) loans. PCI loans include loans that were acquired as part of FDIC-assisted transactions in 2010 (“covered loans”) and all loans acquired in the merger with State Bancorp on January 1, 2012 and purchased by Valley in March 2012. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days were $169.9 million, or 1.52 percent of our total loan portfolio of $11.1 billion as of March 31, 2012 compared to $165.9 million, or 1.69 percent of total loans of $9.8 billion at December 31, 2011. The increase of $4.0 million in delinquent loan balances was mainly due to an increase in residential mortgage loans within the 30 to 89 days past due loan category. However based upon our quarterly review of the portfolio, we do not believe the increase in the past due residential mortgage loans represents a material trend. At March 31, 2012, residential mortgage loans delinquent 30 days or more totaled $47.0 million, or 1.86 percent of the $2.5 billion in total residential mortgage loans. Non-accrual loans increased $943 thousand to $125.2 million at March 31, 2012 as compared to $124.3 million at December 31, 2011 partly due to one new non-accrual commercial real estate loan with a recorded investment totaling $5.2 million, partially offset by declines in non-accrual balances within the commercial and industrial loan and construction loan categories. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of the economy and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at the levels reported as of March 31, 2012. See the “Non-performing Assets” section below for further analysis of our credit quality.

Deposits and Other Borrowings. Total deposits increased $1.3 billion to approximately $11.0 billion at March 31, 2012 from December 31, 2011 largely due to $1.4 billion in deposits assumed from the State Bancorp acquisition. During the first quarter of 2012, Valley’s non-interest bearing deposits and savings, NOW and money market accounts totaling $3.2 billion and $5.0 billion at March 31, 2012, respectively, experienced relatively strong organic growth (excluding $371.2 million and $596.6 million in deposits assumed from State Bancorp in each respective category) partly due to the low level of interest rates on time deposits and the migration of some maturing certificate of deposits to these account types. Accordingly, time deposits totaling $2.7 billion at March 31, 2012 only grew $209.3 million from December 31, 2011, despite the addition of $412.5 million in time deposits assumed from State Bancorp. The lack of growth was primarily due to lower interest rates offered on most of our certificate of deposit products and run-off of maturing higher rate certificates of deposit during the first quarter of 2012.

In January 2012, we modified the terms of $150 million in FHLB advances and other borrowings within our long-term borrowings. The modifications resulted in a reduction of the interest rate on these funds, an extension of their maturity dates to 10 years from the date of modification, and a conversion of the debt to non-callable for periods ranging from 3 to 4 years. We similarly modified the terms of $435 million in FHLB advances during November and December 2011. After the modifications, the weighted average interest rate on these borrowings declined by 0.86 percent to 3.99 percent. There were no gains, losses, penalties or fees incurred in the modification transactions. Additionally, Valley redeemed $10.3 million of the principal face amount of its outstanding junior subordinated debentures issued to VNB Capital Trust I and $10.0 million of the face value of the related trust preferred securities during January 2012.

Selected Performance Indictors. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Return on average assets	0.88%	1.03%
Return on average shareholders’ equity	9.34	11.23
Return on average tangible shareholders’ equity (“ROATE”)	13.43	15.26

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Net income	$34,531	$36,585

Average shareholders’ equity	1,478,133	1,302,863
Less: Average goodwill and other intangible assets	(449,285)	(343,908)

Average tangible shareholders’ equity	$1,028,848	$958,955

Annualized ROATE	13.43%	15.26%

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

All of the above ratios are, from time to time, impacted by net trading gains and losses, net gains and losses on securities transactions, and net impairment losses on securities recognized in non-interest income. These amounts can vary widely from period to period due to the recognition of non-cash gains or losses on the change in the fair value of our junior subordinated debentures carried at fair value and our trading securities portfolio, the level of sales of our investment securities classified as available for sale, and the results of our quarter impairment analysis of the held to maturity and available for sale investment portfolios. See the “Non-Interest Income” section below for more details.

Net Interest Income

Net interest income on a tax equivalent basis was $129.1 million for the first quarter of 2012, a $9.1 million increase from the fourth quarter of 2011 and an increase of $10.9 million from the first quarter of 2011. The increases were mainly driven by $1.1 billion in loans acquired in the State Bancorp acquisition on January 1, 2012 and steady quarterly organic loan growth in the commercial real estate (excluding construction) and residential mortgage loan portfolios since March 31, 2011, coupled with a lower cost on interest bearing liabilities resulting from new and renewed time deposits at lower rates and interest rate modifications of certain long-term borrowings during the fourth quarter of 2011 and first quarter of 2012.

Average interest earning assets were $14.0 billion for the first quarter of 2012 as compared to approximately $12.8 billion for both the first and fourth quarters of 2011. The $1.2 billion increase from the 2011 periods was largely due to the aforementioned loans acquired from State Bancorp and the organic growth of our commercial real estate and residential mortgage loans. Average taxable investments increased $62.1 million in the first quarter of 2012 as compared to the fourth quarter of 2011 mainly due to investments totaling approximately $275.7 million acquired from State Bancorp, partially offset by the sale of approximately $138 million in residential mortgage-backed securities in December 2011 and significant principal payments and prepayments received on residential mortgage-backed securities over the last two quarters. Average federal funds sold and other interest bearing deposits decreased $156.8 million due to lower excess cash balances maintained at the Federal Reserve Bank of New York during a large portion of the first quarter of 2012.

Average interest bearing liabilities increased $690.0 million to approximately $11.0 billion for the first quarter of 2012 compared with the first quarter of 2011 mainly due to deposits and borrowings assumed from State Bancorp totaling $1.4 billion, partially offset by the maturity of $206 million of higher cost long-term FHLB advances during the first half of 2011, normal run-off of maturing high cost certificate of deposit balances over the past twelve month period, and some attrition of the assumed deposit balances in the first quarter of 2012. Compared to the fourth quarter of 2011, average interest bearing liabilities increased $895.6 million for the first quarter of 2012 mostly due to the aforementioned assumption of State Bancorp’s deposits and borrowings offset by deposit run-off due to low interest rates. Additionally, average short-term borrowings increased $52.6 million as compared to the linked quarter ended December 31, 2011 mainly due to an increase in low-cost short-term FHLB borrowings used to fund some of our residential mortgage loan originations during the first quarter of 2012.

Interest income, on a tax equivalent basis increased $7.5 million for the first quarter of 2012 compared to the fourth quarter of 2011 primarily due to a $10.1 million increase in interest income on average loans caused by higher average loans, partially offset by a 28 basis point decline in yield caused by the historically low interest rate environment and a high volume of refinance and prepayment activity. Interest income from taxable investments on a tax equivalent basis decreased $2.3 million or 9.4 percent for the three months ended March 31, 2012 compared to the fourth quarter of 2011. The quarter over quarter decrease was driven by a 48 basis point decline in yield caused by principal payments and prepayments of higher yielding securities, accelerated premium amortization on certain mortgage-backed securities, and new lower yielding securities purchased and acquired from State Bancorp during the first quarter of 2012.

Interest expense decreased $1.6 million for the first quarter of 2012 as compared to the fourth quarter of 2011 primarily due to declines in the cost of time deposits and long-term borrowings, partially offset by an increase in average interest bearing liabilities caused by the deposits and borrowings assumed in the State Bancorp acquisition.

The net interest margin on a tax equivalent basis was 3.70 percent for the first quarter of 2012, a decrease of 4 basis points from 3.74 percent in the linked fourth quarter of 2011, and a 1 basis point decline from 3.71 percent for the quarter ended March 31, 2011. The yield on average interest earning assets decreased by 20 basis points on a linked quarter basis mainly as a result of lower yields on both average loans and taxable investments caused by the historically low interest rate environment. The cost of average interest bearing liabilities declined 21 basis points from 1.90 percent in the fourth quarter of 2011 mainly due to a 27 basis point decline in the cost of average time deposits caused principally by low yielding certificates of deposit, adjusted for purchase accounting amortization, acquired from State Bancorp combined with lower rates on new and renewed time deposits as we maintained the low interest rates offered on such products during the first quarter of 2012. The cost of long-term borrowings also decreased 14 basis points to 4.23 percent for the first quarter of 2012 primarily due to the aforementioned rate modifications to $585 million in FHLB advances and other borrowings during the fourth quarter of 2011 and January 2012, partially offset by junior subordinated debentures acquired from State Bancorp with contractual balances totaling $20.6 million and variable rates yielding above 6 percent for the quarter based on three-month LIBOR, adjusted for purchase accounting accretion. Our cost of total deposits was 0.57 percent for the first quarter of 2012 compared to 0.66 percent for the three months ended December 31, 2011.

We believe our margin may continue to face the risk of compression into the foreseeable future due to the current low level of interest rates on most interest earning asset alternatives. However, we continue to tightly manage our balance sheet, including the use of derivative instruments from time to time to adjust the interest sensitivity of our balance sheet, and our cost of funds to optimize our returns.

The following table reflects the components of net interest income for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2012			December 31, 2011			March 31, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$10,956,666	$148,470	5.42%	$9,710,251	$138,356	5.70%	$9,458,201	$133,625	5.65%
Taxable investments (3)	2,469,057	22,502	3.65	2,406,927	24,838	4.13	2,823,185	31,636	4.48
Tax-exempt investments (1)(3)	439,927	4,799	4.36	477,841	4,970	4.16	400,049	3,854	3.85
Federal funds sold and other interest bearing deposits	94,127	55	0.23	250,912	149	0.24	79,208	55	0.28

Total interest earning assets	13,959,777	175,826	5.04	12,845,931	168,313	5.24	12,760,643	169,170	5.30

Allowance for loan losses	(135,449)			(136,339)			(126,944)
Cash and due from banks	467,313			385,283			328,998
Other assets	1,453,509			1,204,427			1,230,925
Unrealized gains on securities available for sale, net	(32,005)			7,371			20,634

Total assets	$15,713,145			$14,306,673			$14,214,256

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,072,431	$5,354	0.42%	$4,463,682	$5,154	0.46%	$4,303,555	$4,679	0.43%
Time deposits	2,812,582	10,185	1.45	2,584,980	11,085	1.72	2,731,981	12,166	1.78

Total interest bearing deposits	7,885,013	15,539	0.79	7,048,662	16,239	0.92	7,035,536	16,845	0.96
Short-term borrowings	237,676	253	0.43	185,091	244	0.53	241,786	341	0.56
Long-term borrowings (4)	2,918,216	30,885	4.23	2,911,526	31,775	4.37	3,073,543	33,741	4.39

Total interest bearing liabilities	11,040,905	46,677	1.69	10,145,279	48,258	1.90	10,350,865	50,927	1.97

Non-interest bearing deposits	3,111,959			2,786,865			2,488,726
Other liabilities	82,148			63,031			71,802
Shareholders’ equity	1,478,133			1,311,498			1,302,863

Total liabilities and shareholders’ equity	$15,713,145			$14,306,673			$14,214,256

Net interest income/interest rate spread (5)		$129,149	3.35%		$120,055	3.34%		$118,243	3.33%

Tax equivalent adjustment		(1,690)			(1,741)			(1,351)

Net interest income, as reported		$127,459			$118,314			$116,892

Net interest margin (6)			3.65%			3.68%			3.66%
Tax equivalent effect			0.05%			0.06%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.70%			3.74%			3.71%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2012 Compared with March 31, 2011
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$20,483	$(5,638)	$14,845
Taxable investments	(3,671)	(5,463)	(9,134)
Tax-exempt investments*	406	539	945
Federal funds sold and other interest bearing deposits	9	(9)	—

Total increase (decrease) in interest income	17,227	(10,571)	6,656

Interest Expense:
Savings, NOW and money market deposits	815	(140)	675
Time deposits	350	(2,331)	(1,981)
Short-term borrowings	(6)	(82)	(88)
Long-term borrowings and junior subordinated debentures	(1,669)	(1,187)	(2,856)

Total decrease in interest expense	(510)	(3,740)	(4,250)

Total increase (decrease) in net interest income	$17,737	$(6,831)	$10,906

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Trust and investment services	$1,774	$2,023
Insurance commissions	5,436	4,423
Service charges on deposit accounts	5,946	5,650
(Losses) gains on securities transactions, net	(157)	2,679
Net impairment losses on securities recognized in earnings	—	(825)
Trading (losses) gains, net:
Trading securities	252	493
Junior subordinated debentures carried at fair value	(1,240)	2,889

Total trading (losses) gains, net	(988)	3,382
Fees from loan servicing	1,159	1,197
Gains on sales of loans, net	3,166	3,609
Gains on sales of assets, net	32	57
Bank owned life insurance	1,959	1,706
Change in FDIC loss-share receivable	(90)	16,235
Other	4,358	4,651

Total non-interest income	$22,595	$44,787

Insurance commissions increased $1.0 million for the three months ended March 31, 2012, as compared to the same period in 2011 due to higher commissions generated from strong volumes at our title insurance and all-line insurance agency subsidiaries. The increase in our title insurance income was supported by the low interest rate environment and the successful marketing of our residential mortgage products. In addition to higher volumes, our all-line insurance agency has benefited from relatively stable market pricing of premiums, as well as some supplemental branch cross-selling activity.

Net gains on securities transactions decreased $2.8 million to a net loss of $157 thousand for the three months ended March 31, 2012 compared with the same period in 2011 mainly due to $2.1 million in gains recognized on the sale of approximately $239 million in residential mortgage-backed securities issued by U.S. government sponsored agencies during the quarter ended March 31, 2011.

Net impairment losses on securities decreased $825 thousand during the quarter ended March 31, 2012 as compared to the same period in 2011 as no credit impairment losses on securities were recognized during the first quarter of 2012. During the three months ended March 31, 2011, we recognized $825 thousand in additional estimated credit losses on one previously impaired pooled trust preferred security. See the “Investment Securities Portfolio” section of this MD&A and Note 7 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading gains represent the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio and the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value. Net trading gains decreased $4.4 million to a loss of $988 thousand for the three months ended March 31, 2012 as compared to the same period in 2011 mainly due to the change in the non-cash mark to market adjustments on our junior subordinated debentures carried at fair value.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. During the quarter ended March 31, 2012, Valley recognized a $90 thousand reduction in non-interest income attributable of changes in the FDIC loss-share receivable, largely due to prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools lower during the first quarter of 2012 as compared to the same period in 2011. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Other non-interest income decreased $293 thousand in the first quarter of 2012 as compared to the first quarter of 2011 mainly due to an $823 thousand decline in debit card interchange fees caused by the FRB’s (“Durbin Amendment”) rules limiting the per transaction amount of such fees which became effective on October 1, 2011, partially offset by general increases primarily caused by the acquisition of State Bancorp.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Salary and employee benefits expense	$51,026	$44,125
Net occupancy and equipment expense	17,362	17,186
FDIC insurance assessment	3,619	3,329
Amortization of other intangible assets	1,958	1,962
Professional and legal fees	3,624	3,773
Advertising	1,688	1,482
Other	15,271	11,972

Total non-interest expense	$94,548	$83,829

Salary and employee benefits expense increased $6.9 million for the three months ended March 31, 2012 as compared to the same period in 2011 largely due to approximately $3.7 million of additional salary expenses related to acquired employees from State Bancorp. In the second quarter of 2012, we anticipate a reduction of approximately $1.0 million in salaries and employee benefits due to cost savings achieved from our consolidation of State Bancorp’s operations during the first quarter. The remaining $3.2 million increase was mostly attributable to higher medical and payroll taxes expense and an increase in stock-based compensation mostly related to additional amortization from restricted stock awards granted to certain key employees during the first quarter of 2012.

Other non-interest expense also increased $3.3 million to $15.3 million for the first quarter of 2012 mainly due to several general increases caused by the State Bancorp acquisition, including approximately $802 thousand in data processing conversion and other merger related expenses.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 63.01 percent for the three months ended March 31, 2012 compared to 51.85 percent for the same period in 2011. The negative upward movement in our efficiency ratio in first quarter of 2012 was largely attributable to a $16.4 million decline in non-interest income from post acquisition adjustments to our FDIC loss-share receivable and a $4.4 million decrease in non-cash net trading gains as compared to the first quarter of 2011. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $15.3 million and $17.1 million for the quarter ended March 31, 2012 and 2011, respectively. The provision for income taxes for the quarter ended March 31, 2012 resulted in an effective tax rate of 30.7 percent compared with 31.9 percent in the quarter ended March 31, 2011. The change in the effective tax rate mainly reflects a decrease in pre-tax income and an increase in our state tax expense, partially offset by an increase in our tax credit investments.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2012, we anticipate that our effective tax rate will approximate 32 percent.

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

The following tables present the financial data for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,728,428	$7,228,238	$3,003,111	$—	$13,959,777
Income (loss) before income taxes	13,005	37,362	7,168	(7,726)	49,809
Annualized return on average interest earning assets (before tax)	1.40%	2.07%	0.95%	N/A	1.43%

	Three Months Ended March 31, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,304,909	$6,153,292	$3,302,442	$—	$12,760,643
Income (loss) before income taxes	15,566	26,112	11,360	650	53,688
Annualized return on average interest earning assets (before tax)	1.88%	1.70%	1.38%	N/A	1.68%

Consumer Lending

This segment, representing 35.6 percent of our loan portfolio at March 31, 2012, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio, which including covered loans represented 22.8 percent of our loan portfolio at March 31, 2012, is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.9 percent of total loans at March 31, 2012) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average assets for the three months ended March 31, 2012 increased $423.5 million, as compared to the first quarter of 2011. The increase was mainly due to the strong organic growth in our non-covered residential mortgage loans caused by the sustained low level of market interest rates during the first quarter of 2012, our aggressive promotion of our mortgage refinance programs, and our decision to hold for investment many of our new loan originations (approximately 79 percent) rather than sell them into the secondary market based on the current yields available on other investment alternatives and the composition of our balance sheet. During the first quarter of 2012, we also acquired residential mortgage and other consumer loans totaling approximately $72.4 million at March 31, 2012. However, the increase in other consumer loans were partially offset by lower automobile and home equity loan balances originated by Valley which have continued to decline throughout most of the past several years for numerous reasons, including the weak economy, high unemployment, and strong competition for quality loan credits.

Income before income taxes during the three months ended March 31, 2012 decreased $2.6 million to $13.0 million as compared to the first quarter of 2011. The decrease was mainly caused by increases in the internal transfer expense and provision for loan losses totaling $2.3 million and $514 thousand, respectively, partially offset by a $1.1 million increase in net interest income caused by the high volume of new loan originations and loans purchased during the first quarter of 2012.

The net interest margin decreased 31 basis points to 3.45 percent for the first quarter of 2012 as a result of a 56 basis point decrease in interest yield, partially offset by a 25 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due to a decrease in the cost of deposits from new and renewed time deposits at lower rates coupled with interest rate modifications of certain long-term borrowings during the fourth quarter of 2011 as well as an increase in low cost FHLB borrowings during the first quarter of 2012.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $70.8 million of covered loans, totaled approximately $2.2 billion and represented 20.1 percent of the total loan portfolio at March 31, 2012. Commercial real estate loans and construction loans, including $162.3 million of covered loans, totaled $4.9 billion and represented 44.3 percent of the total loan portfolio at March 31, 2012.

Average assets for the three months ended March 31, 2012 increased $1.1 billion as compared to the first quarter of 2011. This increase was primarily attributable to $1.2 billion of loans acquired in the State Bancorp acquisition and purchased during the first quarter of 2012, as well as organic commercial real estate loan growth.

For the three months ended March 31, 2012, income before income taxes increased $11.3 million to $37.4 million as compared to the first quarter of 2011 mainly due to a $15.1 million increase in net interest income and a $19.0 million decrease in the provision for loan losses, partially offset by a $15.7 million decrease in non-interest income. The increase in net interest income was mainly driven by higher average loan balances, partially offset by a 7 basis point decline in loan yields. The lower provision for loan losses during the first quarter of 2012 resulted from a decline in additional credit impairment on certain covered loan pools. The positive impact of this items was partly negated by a decrease in non-interest income to $1.7 million for the quarter ended March 31, 2012 as compared to $17.3 million for the same quarter in 2011, which was mostly attributable to the decline in additional credit impairment on certain loan pools as the FDIC’s portion of such losses is recognized as non-interest income in the same period as the impairment.

The net interest margin increased 18 basis points to 4.62 for the first quarter of 2012 as compared to the same quarter one year ago mainly as a result of a 25 basis point decrease in the costs of our funding sources, partially offset by the 7 basis point decrease in yield on average loans.

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

Average investments decreased $299.3 million during the first quarter of 2012 as compared to the first quarter in 2011 primarily due to lower average taxable investment securities partly due to our sale and reduction of our holdings of certain residential mortgage-backed securities issued by Freddie Mac and Fannie Mae with increased prepayment risk during the fourth quarter of 2011. We continue to retain a substantial portion of our residential mortgage loan originations, included in our consumer lending segment, to offset the decline in our residential mortgage-backed securities portfolio caused by these sales, as well as normal payments and prepayments principal. Currently, the yields on our mortgage loan originations are more attractive than most mortgage-backed security investment alternatives.

For the three months ended March 31, 2012, income before income taxes decreased $4.2 million to $7.2 million for the first quarter of 2012 compared to $11.4 million for the three months ended March 31, 2011 primarily due to a $5.1 million decrease in net interest income, partly offset by a $714 thousand decrease in the internal transfer expense. The decrease in net interest income is mainly due to the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates, partially offset by lower cost of funds.

The net interest margin decreased 40 basis points to 2.46 for the first quarter of 2012 as compared to the same quarter one year ago mainly as a result of a 65 basis point decrease in the yield on investments, partially offset by lower costs associated with our funding sources.

Corporate and other adjustments

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

The loss before income taxes for the corporate segment increased $8.4 million to $7.7 million for the three months ended March 31, 2012 as compared to a $650 thousand gain for the three months ended March 31, 2011. Non-interest income decreased $6.5 million mainly due to decreases in net trading gains and net gains on securities transactions as compared to the first quarter of 2011. Net trading gains decreased $4.4 million during the first quarter of 2012 mainly due to non-cash mark to market losses on our trust preferred debentures carried at fair value. Net gains on securities transactions also decreased $2.8 million mainly due to gains on the sale of $239.0 million in residential mortgage-backed securities issued by government agencies that were classified as available for sale in the first quarter of 2011. In addition, non-interest expense increased $8.8 million as compared to the same quarter in 2011 mainly due to increases in salaries and employee benefits and processing and data conversion expenses caused by the State Bancorp acquisition. The negative impact of these items was partially offset by a $7.3 million increase in the internal transfer income as compared to the same quarter in 2011.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2012. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2012. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2012. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2012 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2012. The model utilizes an immediate parallel shift in the market interest rates at March 31, 2012.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$11,201	2.24%
+100	(625)	(0.12)
-100	(3,938)	(0.79)

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

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. A 100 basis point immediate increase in interest rates is projected to moderately decrease net interest income over the next twelve months by 0.12 percent. Our lack of balance sheet sensitivity to such a move in interest rates, is slightly lower due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis points immediate increase scenario in our simulation. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we have positioned a large portion of our investment portfolio in short-duration securities and residential mortgage-backed securities that will allow us to benefit from a potential rise in interest rates. In addition to these asset balances repricing, we expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. However, many of the residential mortgage-backed securities have rapidly paid down in the current low interest rate environment, and the resulting acceleration of the securities’ premium amortization has negatively impacted our interest income during the first quarter of 2012 and may continue to do so if the market interest rates remain relatively low.

Our interest rate caps and swaps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates. We have cash flow hedge interest rate caps with a $300 million notional value, which protect us from upward increases in interest rates on certain deposits and short-term borrowings. During the third quarter of 2011, two of the cash flow hedge interest rate swaps with a notional amount of $200 million began to pay fixed and receive floating rates. The other two swaps totaling $100 million will begin to pay fixed and receive floating rates in July 2012. The floating rate leg of the transaction is indexed to the U.S. prime rate as reported by The Wall Street Journal. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the current low and expected future levels of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate caps and swaps are expected to have a moderately negative impact on our net interest income over the next twelve-month period. See Note 14 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at March 31, 2012.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid ), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.5 billion, representing 10.4 percent of earning assets, at March 31, 2012 and $1.2 billion, representing 9.80 percent of earning assets, at December 31, 2011. Of the $1.5 billion of liquid assets at March 31, 2012, approximately $239 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $632 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2012) are projected to be approximately $4.0 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $9.7 billion and $8.6 billion for the first quarter of 2012 and for the year ended December 31, 2011, respectively, representing 70.0 percent and 67.0 percent of average earning assets for the same periods of 2012 and 2011, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $795 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2012, our borrowing capacity under the Fed’s discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”). Our short-term borrowings increased $197.9 million to $410.7 million at March 31, 2012 as compared to $212.8 million at December 31, 2011 mainly due to $225 million in short-term FHLB advances used to fund certain loan activity during the first quarter of 2012. Short-term repos, which represent the remaining outstanding principal balance at March 31, 2012, are customer deposit balances being swept into this vehicle overnight.

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

As part of our on-going asset/liability management strategies, Valley could use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures issued to VNB Capital Trust I, State Bancorp Capital Trust I, and State Bancorp Capital Trust II using Valley’s own funds and/or dividends received from the Bank, as well as new borrowed funds or capital issuances.

Investment Securities Portfolio

As of March 31, 2012, we had approximately $1.9 billion, $831million, and $22.2 million in held to maturity, available for sale and trading securities, respectively. At March 31, 2012, our investment portfolio was comprised of U.S Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 17 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), corporate bonds (most of which were purchased prior to the financial crisis in 2008 and 2009) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae.

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

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not we expect to collect all contractual cash flows. See “Other-Than-Temporary Impairment Analysis” section of Note 7 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2012.

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity
Investment grades:*
AAA Rated	$1,315,102	$59,566	$(121)	$1,374,547
AA Rated	181,105	10,206	(12)	191,299
A Rated	46,915	1,050	(78)	47,887
BBB Rated	148,964	8,319	(1,742)	155,541
Non-investment grade	19,463	—	(4,973)	14,490
Not rated	166,913	643	(10,876)	156,680

Total investment securities held to maturity	$1,878,462	$79,784	$(17,802)	$1,940,444

Available for sale
Investment grades:*
AAA Rated	$562,877	$13,145	$(174)	$575,848
AA Rated	9,454	1,003	—	10,457
A Rated	56,527	3,146	(7,505)	52,168
BBB Rated	69,650	938	(8,819)	61,769
Non-investment grade	75,655	606	(5,941)	70,320
Not rated	71,753	200	(11,541)	60,412

Total investment securities available for sale	$845,916	$19,038	$(33,980)	$830,974

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range.
For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes investments with non-investment grade ratings with amortized costs and unrealized losses totaling $19.5 million and $5.0 million, respectively, at March 31, 2012. The unrealized losses for this category primarily relate to one single-issuer trust preferred security. The held to maturity portfolio also includes $166.9 million in investments not rated by the rating agencies with aggregate unrealized losses of $10.9 million at March 31, 2012. The unrealized losses for this category relate mainly to 5 single-issuer bank trust preferred issuances with a combined amortized cost of $45.9 million. All single-issuer bank trust preferred and corporate debt securities classified as held to maturity, including the aforementioned five securities, are paying in accordance with their terms, have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2012, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $75.7 million and $70.3 million, respectively, at March 31, 2012. The $5.9 million in unrealized losses for this category is largely related to 5 private label mortgage-backed securities and 2 pooled trust preferred securities found to be other-than-temporarily impaired prior to 2012. The available for sale portfolio also includes investments not rated by the rating agencies with aggregate fair values and unrealized losses of $60.4 million and $11.5 million, respectively, at March 31, 2012. The unrealized losses for this category almost entirely are attributable to trust preferred securities issued by one bank holding company that were other-than-temporarily impaired at December 31, 2011. See further details regarding these impaired securities and our other-than-temporary analysis in Note 7 to the consolidated financial statements.

Loan Portfolio

Purchased Credit-Impaired (“PCI”) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At March 31, 2012, our non-covered loan portfolio includes approximately $1.2 billion of total PCI loans acquired from State Bancorp and purchased from another financial institution during the first quarter of 2012. See further details regarding these transactions and the non-covered PCI loans at Notes 4 and 8 to the consolidated financial statements and our MD&A discussion below.

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
			($ in thousands)
Non-covered loans
Commercial and industrial	$2,170,378	$1,878,387	$1,833,211	$1,825,782	$1,859,626
Commercial real estate:
Commercial real estate	4,347,542	3,574,089	3,524,891	3,486,597	3,457,768
Construction	430,906	411,003	401,166	413,951	418,304

Total commercial real estate	4,778,448	3,985,092	3,926,057	3,900,548	3,876,072

Residential mortgage	2,531,166	2,285,590	2,172,601	2,147,362	2,047,898
Consumer:
Home equity	507,560	469,604	477,517	484,812	492,328
Automobile	764,082	772,490	785,443	807,489	827,485
Other consumer	145,703	136,634	122,862	116,606	106,184

Total consumer loans	1,417,345	1,378,728	1,385,822	1,408,907	1,425,997

Total non-covered loans	10,897,337	9,527,797	9,317,691	9,282,599	9,209,593

Covered loans (1)	252,185	271,844	282,396	308,424	336,576

Total loans (2)	$11,149,522	$9,799,641	$9,600,087	$9,591,023	$9,546,169

As a percent of total loans:
Commercial and industrial	19.4%	19.2%	19.2%	19.0%	19.5%
Commercial real estate	42.9	40.6	40.9	40.7	40.6
Residential mortgage	22.7	23.3	22.6	22.4	21.5
Consumer loans	12.7	14.1	14.4	14.7	14.9
Covered loans	2.3	2.8	2.9	3.2	3.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $4.4 million, $7.5 million, $7.9 million, $7.7 million, and $7.3 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $1.4 billion to $10.9 billion at March 31, 2012 from December 31, 2011 mainly due to $1.1 billion in PCI loans acquired from State Bancorp on January 1, 2012 and $112 million in (commercial real estate) PCI loans purchased from another financial institution during the first quarter of 2012. The remaining linked quarter organic loan growth was mainly driven by increases in residential mortgage loans, commercial real estate portfolio (excluding construction loans), and commercial and industrial loans, partially offset by decreases in most other loan categories during the first quarter of 2012.

During the first quarter of 2012, commercial and industrial loans (excluding the elimination of a $37.0 million short-term loan to State Bancorp in our purchase accounting) increased $329.0 million from December 31, 2011 primarily due to $308.2 million of PCI loans that were acquired during the quarter. The remaining $20.8 million increase was due to organic loan growth partly caused by cyclical loan demand from two of our larger borrowers. However, soft loan demand coupled with strong competition for quality credits continued to challenge our ability to achieve significant loan growth in this category during the quarter.

Commercial real estate loans (excluding construction loans) increased $773.5 million from December 31, 2011 primarily due to $732.9 million of PCI loans that were acquired during the quarter. The remaining $40.6 million increase was largely due to our strong business emphasis on co-op and multifamily loan lending in the New York Metro area, as well as increased new loan demand mainly from our current borrowers. Our construction loans only increased $19.9 million from December 31, 2011 after the acquisition of $46.1 million of PCI loans during the quarter due to continued paydowns and tepid loan demand caused by the current state of the U.S. economy and slow new housing sales.

Residential mortgage loans increased $245.6 million from December 31, 2011 primarily due to solid organic growth seen from the continued success of our low fixed-price refinance programs and the current low level of market interest rates. Only $19.2 million of the increase was attributable to PCI loans that were acquired during the first quarter of 2012. During the first quarter of 2012, we internally originated over $523 million in new and refinanced residential mortgage loans. We continued to retain a large portion of our residential mortgage loan originations (79 percent in both the first quarter of 2012 and fourth quarter of 2011) and hold them for investment purposes rather than sell the loans in the secondary market. Our decision to retain certain mortgage originations is based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments.

Total consumer loans increased $38.6 million from December 31, 2011 largely due to $53.2 million of loans that were acquired during the first quarter of 2012, partially offset by paydowns of Valley originated loans in both the automobile and home equity loan portfolios. Home equity loans only increased $38.0 million after the acquisition of $50.8 million in PCI loans as loan origination volumes continued to be outpaced by normal loan payments and prepayments during the first quarter of 2012 due to, among other factors, many borrowers electing to rollover loan balances into refinanced first residential mortgages and light usage of lines of credit. Automobile loans declined $8.4 million from December 31, 2011 due to a high level of paydowns and loan volumes that continue to be restrained by several factors, including our high credit standards, acceptable loan to collateral value levels, persistently high unemployment levels, and strong competition for quality credits. These factors may continue to constrain the levels of our auto loan originations during the first quarter of 2012 and the foreseeable future.

Despite our organic loan growth primarily in the commercial real estate and residential mortgage loan portfolios during the first quarter of 2012, we may experience declines in many of our loan categories during the second quarter of 2012 and beyond due to the slow economic recovery, increases in market interest rates (particularly on residential mortgage loans), elevated unemployment levels, increased competition for new and existing borrowers, or a change in asset/liability management strategy.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of the aforementioned loans acquired and purchased in 2012 totaling approximately $1.2 billion at March 31, 2012 and covered loans for which the Bank will share losses with the FDIC. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans and totaled $252.2 million at March 31, 2012 as compared to $271.8 million at December 31, 2011 which were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. As required by U.S. GAAP, all of our PCI loans are accounted under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

For PCI loan pools accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represent the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of the undiscounted cash flows expected at the acquisition date over the carrying amount (fair value) of the PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of PCI loans and could change the amount of interest income, and possibly principal, expected to be collected. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.

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

At the time of acquisition, the estimated cash flows on our PCI loans were derived based on observable market information, as well as Valley’s own specific assumptions regarding each loan. Valley performed credit due diligence on the majority of the loans acquired in 2012 and FDIC-assisted transactions. In addition, Valley engaged a third party to perform credit valuations and expected cash flow forecasts on the acquired loans. The initial expected cash flows for loans accounted for under ASC Subtopic 310-30 were prepared on a loan-level basis utilizing the assumptions developed by Valley in conjunction with the third party. In accordance with ASC Subtopic 310-30, the individual loan-level cash flow assumptions were then aggregated on the basis of pools of loans with similar risk characteristics. Thereafter, on a quarterly basis, Valley analyzes the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. In reforecasting future estimated cash flow, Valley will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which Valley does not reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

The following table summarizes the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$—	$—	$—	$—
Acquisitions*	1,098,948	168,271 *	—	—
Accretion	14,812	(14,812)	—	—
Payments received	(65,846)	—	—	—

Balance, end of the period	$1,047,914	$153,459	$—	$—

Covered loans:
Balance, beginning of the period	$258,316	$66,724	$350,277	$101,052
Accretion	8,372	(8,372)	7,812	(7,812)
Payments received	(23,436)	—	(22,778)	—
Net increase in expected cash flows	—	—	—	16,195
Transfers to other real estate owned	(4,595)	—	—	—
Provision for losses on covered loans	—	—	(18,882)	—

Balance, end of the period	$238,657	$58,352	$316,429	$109,435

*	Excludes the estimated accretable yield for $111.8 million of commercial real estate loans purchased on March 28, 2012. These purchased loans had an outstanding principal balances totaling $117.0 million at March 31, 2012.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $13.5 million at both March 31, 2012 and December 31, 2011 as compared to $20.1 million at March 31, 2011. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the first quarter of 2011, we recorded a provision for losses on covered loans totaling $18.9 million as a component of our provision for credit losses in the consolidated statement of income. The 2011 provision for losses on covered loans was partially offset by an increase in our FDIC loss-share receivable of $17.7 million during the first quarter of 2011 for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements (see table in the next section below). This increase in FDIC loss-share receivable is recorded as a component of non-interest income on the consolidated financial statements.

Although we recognized credit impairment for certain pools in 2011 and 2010, on an aggregate basis the acquired pools of covered loans are performing better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the first quarter of 2012, we reduced our FDIC loss-share receivable by $1.6 million due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period.

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

The following table presents changes in the FDIC loss-share receivable for the quarters ended March 31, 2012 and 2011:

	Three Months ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of the period	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	81	146
Effect of additional cash flows on covered loans (prospective recognition)	(1,637)	(2,518)
Increase due to impairment on covered loans	—	17,679
Other reimbursable expenses	1,466	928
Reimbursements from the FDIC	(4,372)	(14,952)

Balance, end of the period	$69,928	$90,642

Valley recognized a $90 thousand reduction in non-interest income and a $16.2 million increase in non-interest income for the three months ended March 31, 2012 and 2011, respectively, related to discount accretion and the post-acquisition adjustments to the FDIC loss-share receivable included in the table above.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consist of automobiles, as well as two aircraft at March 31, 2012. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparative to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio at March 31, 2012 and has moderately declined since December 31, 2011 as shown in the table below.

Our past due loans and non-accrual loans in the table below exclude our non-covered and covered PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	($ in thousands)
Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$5,531	$4,347	$9,866	$10,915	$11,007
Commercial real estate	8,897	13,115	22,220	7,710	14,025
Construction	9,312	2,652	—	1,710	11,860
Residential mortgage	12,988	8,496	12,556	13,819	12,373
Consumer	5,330	8,975	9,456	8,661	9,565

Total 30 to 89 days past due	42,058	37,585	54,098	42,815	58,830

90 or more days past due:
Commercial and industrial	—	$657	164	12	12
Commercial real estate	711	422	268	1,682	—
Construction	—	1,823	2,216	—	—
Residential mortgage	1,749	763	721	687	1,201
Consumer	214	351	483	319	575

Total 90 or more days past due	2,674	4,016	3,852	2,700	1,788

Total accruing past due loans	$44,732	$41,601	$57,950	$45,515	$60,618

Non-accrual loans:(1)
Commercial and industrial	$24,196	$26,648	$16,737	$15,882	$16,476
Commercial real estate	47,433	42,186	41,453	43,041	31,759
Construction	17,704	19,874	14,449	22,004	21,402
Residential mortgage	32,291	31,646	31,401	29,815	28,923
Consumer	3,583	3,910	3,645	3,009	2,730

Total non-accrual loans	125,207	124,264	107,685	113,751	101,290

Other real estate owned (“OREO”) (2)	14,119	15,227	14,091	10,797	10,904
Other repossessed assets	1,769	796	822	929	960
Non-accrual debt securities(3)	38,502	27,151	—	—	—

Total non-performing assets (“NPAs”)	$179,597	$167,438	$122,598	$125,477	$113,154

Performing troubled debt restructured loans	$96,152	$100,992	$103,690	$101,444	$91,673
Total non-accrual loans as a % of loans	1.12%	1.27%	1.12%	1.19%	1.06%
Total NPAs as a % of loans and NPAs	1.59	1.27	1.26	1.29	1.17
Total accruing past due and non-accrual loans as a % of loans	1.52	1.69	1.73	1.66	1.70
Allowance for losses on non-covered loans as a % of non-accrual loans	95.32	96.79	114.01	105.41	118.18

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.
(2)	This table excludes OREO properties related to the FDIC-assisted transactions totaling $11.0 million, $6.4 million, $6.2 million at March 31, 2012, December 31, 2011, September 30, 2011, respectively, and $6.7 million at June 30, 2011 and March 31, 2011, and is subject to the loss-sharing agreements with the FDIC.
(3)	Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value (net of unrealized losses totaling $13.2 and $24.6 million) at March 31, 2012 and December 31, 2011, respectively.

Total NPAs increased $12.2 million from December 31, 2011 to $179.6 million at March 31, 2012 mainly due to a $11.4 million increase in the estimated fair value of non-accrual debt securities (consisting of other-than-temporarily impaired trust preferred securities classified as available for sale) totaling $38.5 million at March 31, 2012. The increase in the carrying value of non-accrual debt securities from December 31, 2011 was entirely due to an $11.4 million decrease in the unrealized losses (or non-credit impairment) on such securities. There was no change in the number of debt securities on non-accrual status during the first quarter of 2012.

Loans past due 30 to 89 days increased $4.5 million to $42.1 million at March 31, 2012 compared to December 31, 2011 mainly due to an increased delinquencies within construction and residential mortgage loans, partly offset by the migration of a $5.2 million commercial real estate loan to non-accrual status (reported as a potential problem loan at December 31, 2011) and improved performance of consumer loans within this delinquency category.

Loans past due 90 days or more and still accruing decreased $1.3 million to $2.7 million at March 31, 2012 compared to $4.0 million at December 31, 2011 primarily caused by the completion of a normal renewal of a $1.8 million performing commercial loan and the troubled debt restructuring of a performing $600 thousand construction loan.

Non-accrual loans increased $943 thousand to $125.2 million at March 31, 2012 as compared to $124.3 million at December 31, 2011 partly due to one new non-accrual commercial real estate loan with a recorded investment totaling $5.2 million, partially offset by declines in non-accrual balances within the commercial and industrial loan and construction loan categories. As previously noted, the new $5.2 million non-accrual loan was identified by management as a potential problem loan at December 31, 2011. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Impaired loans (consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $182.1 million at March 31, 2012 and had $19.9 million in related specific reserves included in our total allowance for loan losses.

OREO (which consists of 22 commercial and residential properties) and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled $14.1 million and $1.8 million, respectively, at March 31, 2012 as compared to $15.2 million and $796 thousand, respectively, at December 31, 2011. The $973 thousand increase in other repossessed assets was due to the transfer of one aircraft at its estimated fair value (less selling costs) of $1.0 million that collateralized an impaired commercial loan. The transfer resulted in a partial charge-off of $258 thousand to our allowance of loan losses during the first quarter of 2012.

Troubled debt restructured loans (“TDRs”) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $96.2 million at March 31, 2012 and consisted of 71 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 60 loans totaling $101.0 million at December 31, 2011. On an aggregate basis, the $96.2 million in performing TDRs at March 31, 2012 had a modified weighted average interest rate of approximately 5.02 percent as compared to a pre-modification weighted average interest rate of 6.08 percent. See Note 8 for more information regarding our TDR loans.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for losses on non-covered loans, the allowance for unfunded letters of credit, and the allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable losses inherent in the loan portfolio and unfunded letters of credit commitments at the balance sheet dates, based on ongoing evaluations of the loan portfolio. Our methodology for evaluating the appropriateness of the allowance for non-covered loans includes:

•	segmentation of the loan portfolio based on the major loan categories, which consist of commercial, commercial real estate (including construction), residential mortgage and other consumer loans;

•	tracking the historical levels of classified loans and delinquencies;

•	assessing the nature and trend of loan charge-offs;

•	providing specific reserves on impaired loans;

•	evaluating the non-covered PCI loan pools for additional credit impairment subsequent to the acquisition dates; and

•	applying economic outlook factors, assigning specific incremental reserves where necessary.

Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. Allowance for credit losses methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	($ in thousands)
Average loans outstanding	$10,956,666	$9,710,251	$9,458,201

Beginning balance - Allowance for credit losses	$136,185	$137,701	$126,504

Loans charged-off:
Commercial and industrial	(4,807)	(10,204)	(6,672)
Commercial real estate	(570)	(1,132)	(823)
Construction	(510)	(3,533)	—
Residential mortgage	(1,176)	(1,727)	(783)
Consumer	(1,483)	(1,542)	(1,758)

	(8,546)	(18,138)	(10,036)

Charged-off loans recovered:
Commercial and industrial	1,005	617	448
Commercial real estate	120	106	21
Construction	—	—	—
Residential mortgage	514	23	21
Consumer	601	512	602

	2,240	1,258	1,092

Net charge-offs (1)	(6,306)	(16,880)	(8,944)
Provision charged for credit losses	5,697	15,364	24,162

Ending balance - Allowance for credit losses	$135,576	$136,185	$141,722

Components of allowance for credit losses:
Allowance for non-covered loans	$119,342	$120,274	$119,700
Allowance for covered loans	13,528	13,528	20,147

Allowance for loan losses	132,870	133,802	139,847
Allowance for unfunded letters of credit	2,706	2,383	1,875

Allowance for credit losses	$135,576	$136,185	$141,722

Components of provision for credit losses:
Provision for losses on non-covered loans	$5,374	$11,904	$5,205
Provision for losses on covered loans	—	3,416	18,882

Provision for loan losses	5,374	15,320	24,087
Provision for unfunded letters of credit	323	44	75

Provision for credit losses	$5,697	$15,364	$24,162

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.23%	0.59%	0.16%
Ratio of total net charge-offs to average loans outstanding	0.23	0.70	0.38
Allowance for non-covered loan losses as a % of non-covered loans	1.10	1.26	1.30
Allowance for credit losses as a % of total loans	1.22	1.39	1.48

(1)	Include $2.5 million and $5.1 million of covered loan charge-offs for the three months ended December 31, 2011 and March 31, 2011, respectively.

Net loan charge-offs totaling $6.3 million for the first quarter of 2012 decreased $10.6 million and $2.6 million from the three months ended December 31, 2011 and March 31, 2011, respectively. The decreases were partly due to lower covered loan charge-offs. During the first quarter of 2012, there were no loan charge-offs in our impaired covered loan pools as compared to charge-offs totaling $2.5 million and $5.1 million for the fourth and first quarters of 2011, respectively. Charge offs on impaired covered loan pools are substantially covered by loss-sharing agreements with the FDIC. During the first quarter of 2012, the charge-offs on non-covered loans within commercial and industrial category mainly related to partial charge-offs of two impaired commercial loans.

The provision for credit losses totaled $5.7 million for the first quarter of 2012 as compared to $15.4 million for the linked fourth quarter of 2011 and $24.2 million for the first quarter of 2011. The decrease from the prior periods is mainly due to a decrease in the provision for losses on covered loans. During the first quarter of 2012, we did not record provision for losses on covered loans as compared to $3.4 million and $18.9 million during the three months ended December 31, 2011 and March 31, 2011, respectively, due to credit impairment caused by subsequent declines in the expected cash flows within certain pools of covered loans at the acquisition date and/or decreases in the additional cash flows expected to be collected due to changes in estimate after acquisition. The decrease in the provision for loan losses on non-covered loans from the fourth quarter was primarily due to improved net charge-off experience, lower specific reserves for impaired loans, and moderately improving economic indicators during the first quarter.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2012		December 31, 2011		March 31, 2011
	Allowance Allocation	Allocation as a % of Loan Category (2)	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans (1)	$65,061	3.00%	$65,076	3.46%	$59,072	3.18%
Commercial real estate loans:
Commercial real estate	18,568	0.43%	19,222	0.54%	15,239	0.44%
Construction	13,337	3.10%	12,905	3.14%	15,924	3.81%

Total commercial real estate loans	31,905	0.67%	32,127	0.81%	31,163	0.80%
Residential mortgage loans	9,775	0.39%	9,058	0.40%	10,884	0.53%
Consumer loans:
Home equity	2,245	0.44%	2,214	0.47%	2,429	0.49%
Auto and other consumer	5,695	0.63%	6,463	0.71%	9,871	1.06%

Total consumer loans	7,940	0.56%	8,677	0.63%	12,300	0.86%
Unallocated	7,367	—	7,719	—	8,156	—

Allowance for non-covered loans and unfunded letters of credit	122,048	1.12%	122,657	1.29%	121,575	1.32%
Allowance for covered loans	13,528	5.36%	13,528	4.98%	20,147	5.99%

Total allowance for credit losses	$135,576	1.22%	$136,185	1.39%	$141,722	1.48%

(1)	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 1.12 percent at March 31, 2012 as compared to 1.29 percent and 1.32 percent at December 31, 2011 and March 31, 2011, respectively. The allocation percentages in the commercial and commercial real estate loan categories shown in the table above decreased from December 31, 2011 largely due to non-covered PCI loans acquired from State Bancorp on January 1, 2012 and commercial real estate loans purchased from another financial institution in March 2012. The PCI loans have been recorded at fair value based on an initial estimate of expected cash flows, including a reduction for estimated credit losses and, in the case of State Bancorp, without carryover of the loan portfolio’s historical allowance for loan losses. The PCI loans are accounted for on a pool basis and were initially recorded net of fair valuation discounts related to credit totaling over $53 million and $5 million, respectively, which may be used to absorb potential future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Additionally, the allocated reserves for auto and other consumer loans declined from December 31, 2011 as loss experience and the outlook for the automobile portfolio improved during the first quarter of 2012. Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $1.2 billion) was 1.25 percent at March 31, 2012.

Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at March 31, 2012.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2012 and December 31, 2011, shareholders’ equity totaled approximately $1.5 billion and $1.3 billion or 9.4 percent and 8.9 percent of total assets, respectively. During the three months ended March 31, 2012, total shareholders’ equity increased $227.2 million mainly due to the additional capital issued in the State Bancorp acquisition totaling $208.4 million, net income of $34.5 million, a $13.3 million decrease in our accumulated other comprehensive loss, $2.0 million in net proceeds from 163 thousand shares from the reissuance of treasury stock or authorized common shares issued under our dividend reinvestment plan, and a $1.4 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $32.4 million. See Note 3 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three months ended March 31, 2012.

On March 23, 2012, Valley filed a shelf registration statement on Form S-3 with the SEC, which became effective immediately. This shelf registration statement allows Valley to periodically offer and sell in one or more offerings, individually or in any combination, an unlimited aggregate amount of Valley’s common stock and preferred stock. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permit Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I, GCB Capital Trust III, State Bancorp Capital Trust I and State Bancorp Capital Trust II less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, Valley National Bank’s subordinated borrowings and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at March 31, 2012 and December 31, 2011.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of March 31, 2012
Total Risk-based Capital
Valley	$1,425,520	12.3%	$929,533	8.0%	$	N/A	N/A	%
Valley National Bank	1,358,305	11.7	928,013	8.0		1,160,016	10.0
Tier 1 Risk-based Capital
Valley	1,229,944	10.6	464,767	4.0		N/A	N/A
Valley National Bank	1,162,729	10.0	464,006	4.0		696,010	6.0
Tier 1 Leverage Capital
Valley	1,229,944	8.1	608,620	4.0		N/A	N/A
Valley National Bank	1,162,729	7.7	607,739	4.0		759,674	5.0

As of December 31, 2011
Total Risk-based Capital
Valley	$1,312,945	12.8%	$823,705	8.0%	$	N/A	N/A	%
Valley National Bank	1,255,714	12.3	819,274	8.0		1,024,092	10.0
Tier 1 Risk-based Capital
Valley	1,124,833	10.9	411,853	4.0		N/A	N/A
Valley National Bank	1,067,602	10.4	409,637	4.0		614,455	6.0
Tier 1 Leverage Capital
Valley	1,124,833	8.1	557,210	4.0		N/A	N/A
Valley National Bank	1,067,602	7.7	555,785	4.0		694,731	5.0

Valley’s Tier 1 capital position included $186.3 million and $176.3 million of its outstanding trust preferred securities issued by capital trusts as of March 31, 2012 and December 31, 2011, respectively. The net increase of $10 million was attributable to $20 million of trust preferred securities assumed in the State Bancorp acquisition, partially offset by the redemption of $10.0 million of the face value of VNB Capital Trust I trust preferred securities during the first quarter of 2012.

The trust preferred securities of VNB Capital Trust I, GCB Capital Trust III, and State Bancorp Capital Trusts I and II are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at March 31, 2012. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Valley’s outstanding trust preferred securities continue to qualify as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities that would qualify as Tier 1 capital.

Book value per share was $7.58 and $7.09 at March 31, 2012 and December 31, 2011, respectively. Tangible book value per share amounted to $5.30 and $5.19 at March 31, 2012 and December 31, 2011, respectively. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2012	December 31, 2011
	($ in thousands except for share data)
Common shares outstanding	197,069,110	178,683,030

Shareholders’ equity	$1,493,454	$1,266,248
Less: Goodwill and other intangible assets	448,814	338,780

Tangible shareholders’ equity	$1,044,640	$927,468
Tangible book value per common share	$5.30	$5.19
Book value per share	$7.58	$7.09

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

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 8.7 percent for the three months ended March 31, 2012. The retention ratio was negatively impacted by net trading losses (mainly consisting of non-cash mark to market gains on the fair value of junior subordinated debentures). While we expect that our rate of earnings retention to remain at acceptable levels in future periods, potential future mark to market losses on our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.16 per common share for both the three months ended March 31, 2012 and 2011 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned bank holding companies about distributing dividends which reduce its capital. Also, the Office of the Comptroller of the Currency has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 in the MD&A section – “Off-Balance Sheet Arrangements” and Notes 13 and 14 to the consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 60 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1, 2012 to January 31, 2012	—		—	—	4,112,465
February 1, 2012 to February 29, 2012	8,832	(2)	$11.55	—	4,112,465
March 1, 2012 to March 31, 2012	—		—	—	4,112,465

Total	8,832			—

(1)

On January 17, 2007, Valley publicly announced its intention to repurchased up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2012.

(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6. Exhibits

(3)

Articles of Incorporation and By-laws:

A.      Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s
Form 8-K Current Reports filed on May 20, 2011 and May 21, 2010.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 8, 2012	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 8, 2012	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer