Form 10-Q
period 2012-06-30
VALLEY NATIONAL BANCORP
filed 2012-08-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 197,440,489 shares were outstanding as of August 2, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$443,297	$372,566
Interest bearing deposits with banks	8,423	6,483
Investment securities:
Held to maturity, fair value of $1,860,722 at June 30, 2012 and $2,027,197 at December 31, 2011	1,805,378	1,958,916
Available for sale	688,788	566,520
Trading securities	22,039	21,938

Total investment securities	2,516,205	2,547,374

Loans held for sale, at fair value	29,970	25,169

Non-covered loans	11,197,315	9,527,797
Covered loans	226,537	271,844
Less: Allowance for loan losses	(129,854)	(133,802)

Net loans	11,293,998	9,665,839

Premises and equipment, net	273,626	265,475
Bank owned life insurance	336,612	303,867
Accrued interest receivable	55,040	52,527
Due from customers on acceptances outstanding	5,356	5,903
FDIC loss-share receivable	59,741	74,390
Goodwill	420,443	317,962
Other intangible assets, net	26,817	20,818
Other assets	548,716	586,134

Total Assets	$16,018,244	$14,244,507

Liabilities
Deposits:
Non-interest bearing	$3,231,722	$2,781,597
Interest bearing:
Savings, NOW and money market	4,991,834	4,390,121
Time	2,648,123	2,501,384

Total deposits	10,871,679	9,673,102

Short-term borrowings	523,122	212,849
Long-term borrowings	2,724,536	2,726,099
Junior subordinated debentures issued to capital trusts (includes fair value of $149,649 at June 30, 2012 and $160,478 at December 31, 2011 for VNB Capital Trust I)	190,495	185,598
Bank acceptances outstanding	5,356	5,903
Accrued expenses and other liabilities	199,983	174,708

Total Liabilities	14,515,171	12,978,259

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	-	-
Common stock, no par value, authorized 232,023,233 shares; issued 197,262,005 shares at June 30, 2012 and 178,717,806 shares at December 31, 2011	69,308	59,955
Surplus	1,384,729	1,179,135
Retained earnings	92,925	90,011
Accumulated other comprehensive loss	(43,867)	(62,441)
Treasury stock, at cost (2,079 common shares at June 30, 2012 and 34,776 common shares at December 31, 2011)	(22)	(412)

Total Shareholders’ Equity	1,503,073	1,266,248

Total Liabilities and Shareholders’ Equity	$16,018,244	$14,244,507

*	Share data reflects the five percent common stock dividend issued on May 25, 2012.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$143,812	$135,084	$292,272	$268,707
Interest and dividends on investment securities:
Taxable	18,114	28,602	38,865	58,182
Tax-exempt	3,227	2,429	6,346	4,934
Dividends	1,674	1,591	3,425	3,647
Interest on federal funds sold and other short-term investments	31	88	86	143

Total interest income	166,858	167,794	340,994	335,613

Interest Expense
Interest on deposits:
Savings, NOW and money market	4,690	5,082	10,044	9,761
Time	9,276	12,616	19,461	24,782
Interest on short-term borrowings	369	276	622	617
Interest on long-term borrowings and junior subordinated debentures	30,452	32,150	61,337	65,891

Total interest expense	44,787	50,124	91,464	101,051

Net Interest Income	122,071	117,670	249,530	234,562
Provision for credit losses	7,405	6,026	13,102	30,188

Net Interest Income After Provision for Credit Losses	114,666	111,644	236,428	204,374

Non-Interest Income
Trust and investment services	1,984	1,952	3,758	3,975
Insurance commissions	3,283	3,657	8,719	8,080
Service charges on deposit accounts	6,086	5,642	12,032	11,292
Gains on securities transactions, net	1,204	16,492	1,047	19,171
Other-than-temporary impairment losses on securities	-	-	-	-
Portion recognized in other comprehensive income (before taxes)	(550)	-	(550)	(825)

Net impairment losses on securities recognized in earnings	(550)	-	(550)	(825)
Trading gains (losses), net	1,609	(1,048)	621	2,334
Fees from loan servicing	1,149	1,170	2,308	2,367
Gains on sales of loans, net	3,141	1,561	6,307	5,170
Gains on sales of assets, net	256	146	288	203
Bank owned life insurance	1,632	1,880	3,591	3,586
Change in FDIC loss-share receivable	(7,022)	(2,669)	(7,112)	13,566
Other	11,258	4,752	15,616	9,403

Total non-interest income	24,030	33,535	46,625	78,322

Non-Interest Expense
Salary and employee benefits expense	51,214	44,109	102,240	88,234
Net occupancy and equipment expense	16,903	15,467	34,265	32,653
FDIC insurance assessment	3,208	3,302	6,827	6,631
Amortization of other intangible assets	2,532	1,796	4,490	3,758
Professional and legal fees	3,345	3,020	6,969	6,793
Advertising	1,841	2,703	3,529	4,185
Other	12,467	12,683	27,738	24,655

Total non-interest expense	91,510	83,080	186,058	166,909

Income Before Income Taxes	47,186	62,099	96,995	115,787
Income tax expense	14,366	25,205	29,644	42,308

Net Income	$32,820	$36,894	$67,351	$73,479

Earnings Per Common Share*:
Basic	$0.17	$0.21	$0.34	$0.41
Diluted	0.17	0.21	0.34	0.41
Cash Dividends Declared per Common Share*	0.16	0.16	0.33	0.33
Weighted Average Number of Common Shares Outstanding*:
Basic	197,246,322	178,335,522	197,088,528	178,245,603
Diluted	197,250,168	178,345,558	197,105,638	178,254,714

*	Share data reflects the five percent common stock dividend issued on May 25, 2012.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$32,820	$36,894	$67,351	$73,479
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	2,891	6,074	7,117	7,886
Less reclassification adjustment for net gains included in net income	(699)	(10,043)	(604)	(11,721)

Total	2,192	(3,969)	6,513	(3,835)

Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	4,547	491	11,617	593
Less reclassification adjustment for credit impairment losses included in net income	304	(58)	114	360

Total	4,851	433	11,731	953

Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(3,069)	(3,792)	(2,170)	(2,960)
Less reclassification adjustment for net losses included in net income	811	355	1,619	690

Total	(2,258)	(3,437)	(551)	(2,270)

Defined benefit pension plan
Amortization of prior service cost	103	93	206	185
Amortization of net loss	337	198	675	398

Total	440	291	881	583

Total other comprehensive income (loss)	5,225	(6,682)	18,574	(4,569)

Total comprehensive income	$38,045	$30,212	$85,925	$68,910

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2012	2011
Net income	$67,351	$73,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,955	8,077
Stock-based compensation	2,701	1,276
Provision for credit losses	13,102	30,188
Net amortization of premiums and accretion of discounts on securities and borrowings	10,420	5,102
Amortization of other intangible assets	4,490	3,758
Gains on securities transactions, net	(1,047)	(19,171)
Net impairment losses on securities recognized in earnings	550	825
Proceeds from sales of loans held for sale	198,128	173,081
Gains on sales of loans, net	(6,307)	(5,170)
Originations of loans held for sale	(196,622)	(137,338)
Gains on sales of assets, net	(288)	(203)
Net change in:
FDIC loss-share receivable (excluding reimbursements)	7,112	(13,566)
Trading securities	(101)	9,793
Fair value of borrowings carried at fair value	(520)	(1,947)
Cash surrender value of bank owned life insurance	(3,591)	(3,586)
Accrued interest receivable	2,781	(305)
Other assets	95,567	25,298
Accrued expenses and other liabilities	(41,523)	(23,533)

Net cash provided by operating activities	161,158	126,058

Cash flows from investing activities:
Net loan originations	(461,749)	(241,027)
Loans purchased	(117,255)	-
Investment securities held to maturity:
Purchases	(135,332)	(272,825)
Maturities, calls and principal repayments	329,201	339,196
Investment securities available for sale:
Purchases	(49,012)	(366,123)
Sales	58,585	390,861
Maturities, calls and principal repayments	133,496	102,250
Death benefit proceeds from bank owned life insurance	1,689	1,169
Proceeds from sales of real estate property and equipment	4,139	3,946
Purchases of real estate property and equipment	(8,407)	(7,513)
Reimbursements from the FDIC under loss-sharing agreements	7,537	22,746
Cash and cash equivalents acquired in acquisition	117,587	-

Net cash used in investing activities	(119,521)	(27,320)

Cash flows from financing activities:
Net change in deposits	(181,716)	342,833
Net change in short-term borrowings	281,273	(21,258)
Repayments of long-term borrowings	(1,000)	(206,000)
Redemption of junior subordinated debentures	(10,000)	-
Dividends paid to common shareholders	(61,730)	(58,151)
Common stock issued, net	4,207	4,215

Net cash provided by financing activities	31,034	61,639

Net change in cash and cash equivalents	72,671	160,377
Cash and cash equivalents at beginning of year	379,049	366,286

Cash and cash equivalents at end of period	$451,720	$526,663

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$91,592	$100,522
Federal and state income taxes	35,061	28,741

Supplemental schedule of non-cash investing activities:
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	275,650	-
Loans	1,098,948	-
Premises and equipment, net	9,457	-
Accrued interest receivable	5,294	-
Goodwill	101,967	-
Other intangible assets, net	8,050	-
Other assets	67,715	-

Total non-cash assets acquired	$1,567,081	-

Liabilities assumed:
Deposits	1,380,293	-
Short-term borrowings	29,000	-
Junior subordinated debentures issued to capital trusts	15,645
Other liabilities	51,312	-

Total liabilities assumed	1,476,250	-

Net non-cash assets acquired	$90,831	$-

Net cash and cash equivalents acquired	$117,587	$-
Common stock issued in acquisition	$208,418	$-

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, and investment securities for impairment; fair value measurements of assets and liabilities (including the estimated fair values recorded for acquired assets and assumed liabilities - see discussion below); and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

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

Effective January 1, 2012, Valley acquired State Bancorp, Inc. (“State Bancorp”), the holding company for State Bank of Long Island, a commercial bank. See Note 3 for further details regarding this acquisition.

On May 25, 2012, Valley paid a five percent common stock dividend to shareholders of record on May 11, 2012. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except for share data)

Net income	$32,820	$36,894	$67,351	$73,479

Basic weighted-average number of common shares outstanding	197,246,322	178,335,522	197,088,528	178,245,603
Plus: Common stock equivalents	3,846	10,036	17,110	9,111

Diluted weighted-average number of common shares outstanding	197,250,168	178,345,558	197,105,638	178,254,714

Earnings per common share:
Basic	$0.17	$0.21	$0.34	$0.41
Diluted	0.17	0.21	0.34	0.41

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 7.7 million shares for both the three and six months ended June 30, 2012, and 7.2 million shares for both the three and six months ended June 30, 2011.

Note 3. Business Combinations

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

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has calculated an internal value for the warrants, and may negotiate their redemption with the U.S. Treasury. However, if Valley elects not to negotiate or an agreement cannot be reached with the U.S. Treasury, the warrants will likely be sold at public auction and remain outstanding.

Merger expenses totaled $109 thousand and $1.1 million for the three and six months ended June 30, 2012, respectively which were largely related to data processing conversion charges that are included in other non-interest expense on the consolidated statements of income.

The following table sets forth assets acquired and liabilities assumed in the State Bancorp acquisition at their estimated fair values as of the closing date of the transaction:

January 1, 2012
(in thousands)
Assets acquired:
Cash and cash equivalents	$117,587
Investment securities available for sale	275,650
Loans	1,098,948
Premises and equipment	9,457
Accrued interest receivable	5,294
Goodwill	101,967
Other intangible assets	8,050
Other assets	67,715

Total assets acquired	$1,684,668

Liabilities assumed:
Deposits:
Non-interest bearing	$371,151
Savings, NOW and money market	596,599
Time	412,543

Total deposits	1,380,293

Short-term borrowings	29,000
Junior subordinated debentures issued to capital trusts	15,645
Other liabilities	51,312

Total liabilities assumed	$1,476,250

Common stock issued in acquisition	$208,418

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to closing date fair values becomes available. As Valley continues to analyze the assets acquired and liabilities assumed, there may be adjustments to the recorded carrying values.

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

Loans. The acquired loan portfolio was segregated into categories for valuation purposes primarily based on loan type (commercial, mortgage, or consumer) and credit risk rating. The estimated fair values were computed by discounting the expected cash flows from the respective portfolios. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated estimates of current key assumptions, such as prepayment speeds, default rates, and loss severity rates. Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors including, but not limited to, forward interest rates, loan and collateral types, payment status, and current loan-to-value ratios. Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

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

The difference between the fair value and the expected cash flows from the acquired loans will be accreted to interest income over the remaining term of the loans in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” See Note 7 for further details.

Other intangible assets. Other intangible assets consisting of core deposit intangibles (“CDI”) are measures of the value of non-maturity checking, savings, NOW and money market deposits that are acquired in a business combination excluding any large relationships, for which Valley believes there is no customer related intangible asset. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is being amortized over an estimated useful life of eleven years to approximate the existing deposit relationships acquired.

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

Junior subordinated debentures issued to capital trusts. There is no active market for the trust preferred securities issued by State Bancorp Capital Trust I and State Bancorp Capital Trust II; therefore, the fair value of junior subordinated debentures was estimated utilizing the income approach. Under the income approach, the expected cash flows over the remaining estimated life of the debentures were discounted using Valley’s credit spread plus the three- month LIBOR (the contractual base index rate for these instruments). Valley’s credit spread was calculated based on Valley’s trust preferred securities issued by VNB Capital Trust I, which are publicly traded in an active market.

Note 4. New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2011-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 became effective for Valley on January 1, 2012 and did not to have a significant impact on its consolidated financial statements. See Note 5 for the related disclosures.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. As originally issued, ASU No. 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards”. ASU No. 2011-05 became effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and applied retrospectively. Valley early adopted ASU No. 2011-05 for the year ended December 31, 2011 and elected to present comprehensive income in a separate consolidated statement of comprehensive income.

ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to conduct the current two-step goodwill impairment test. Otherwise, the entity would not need to apply the two-step test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed by Valley during 2012. ASU No. 2011-08 did not have a significant impact on Valley’s consolidated financial statements.

Note 5. Fair Value Measurement of Assets and Liabilities

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2012 and December 31, 2011. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2012	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:	(in thousands)
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$54,902	$-	$54,902	$-
Obligations of states and political subdivisions	19,310	-	19,310	-
Residential mortgage-backed securities	430,019	-	386,849	43,170
Trust preferred securities	82,864	10,136	26,807	45,921
Corporate and other debt securities	52,180	28,499	23,681
Equity securities	49,513	28,444	21,069

Total available for sale	688,788	67,079	532,618	89,091
Trading securities	22,039	-	22,039	-
Loans held for sale (1)	29,970	-	29,970	-
Other assets (2)	8,097	-	8,097	-

Total assets	$748,894	$67,079	$592,724	$89,091

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$149,649	$149,649	$-	$-
Other liabilities (2)	27,055	-	27,055	-

Total liabilities	$176,704	$149,649	$27,055	$-

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$73,484	$-	$-	$73,484
Loan servicing rights	9,589	-	-	9,589
Foreclosed assets	18,358	-	-	18,358

Total	$101,431	$-	$-	$101,431

	December 31, 2011	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$90,748	$-	$90,748	$-
Obligations of states and political subdivisions	20,214	-	20,214	-
Residential mortgage-backed securities	310,137	-	259,977	50,160
Trust preferred securities	70,425	19,576	23,698	27,151
Corporate and other debt securities	33,043	30,603	2,440	-
Equity securities	41,953	23,506	18,447	-

Total available for sale	566,520	73,685	415,524	77,311
Trading securities	21,938	-	21,938	-
Loans held for sale (1)	25,169	-	25,169	-
Other assets (2)	5,211	-	5,211	-

Total assets	$618,838	$73,685	$467,842	$77,311

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$160,478	$160,478	$-	$-
Other liabilities (2)	21,854	-	21,854	-

Total liabilities	$182,332	$160,478	$21,854	$-

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$66,854	$-	$-	$66,854
Loan servicing rights	9,078	-	-	9,078
Foreclosed assets	15,874	-	-	15,874

Total	$91,806	$-	$-	$91,806

(1)

Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $28.7 million and $24.3 million at June 30, 2012 and December 31, 2011, respectively.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $146.7 million and $157.0 million at June 30, 2012 and December 31, 2011, respectively.
(4)	Excludes covered loans acquired in the FDIC-assisted transactions completed in the first quarter of 2010 and other purchased credit-impaired loans acquired in the first quarter of 2012.

The following table summarizes changes in Level 3 assets, consisting of available for sale securities, measured at fair value on a recurring basis for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Balance, beginning of the period	$84,720	$52,373
Total net (losses) gains for the period included in:
Net income	(550)	-
Other comprehensive income	7,847	851
Settlements	(2,926)	(2,006)

Balance, end of the period	$89,091	$51,218

Change in unrealized losses for the period included in earnings for assets held at the end of the reporting period *	$(550)	$-

*	Represents the net impairment losses on securities recognized in earnings for the period.

The following table summarizes changes in Level 3 assets, consisting of trading and available for sale securities, measured at fair value on a recurring basis for six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
	Trading Securities	Available For Sale Securities	Trading Securities	Available For Sale Securities
	(in thousands)
Balance, beginning of the period	$-	$77,311	$21,903	$138,655
Transfers out of Level 3:
Residential mortgage-backed securities	-	-	-	(44,771)
Trust preferred securities	-	-	(21,903)	(17,397)
Corporate and other debt securities	-	-	-	(12,914)
Equity securities	-	-	-	(9,353)
Total net (losses) gains for the period included in:
Net income	-	(550)	-	(825)
Other comprehensive income	-	18,954	-	2,212
Settlements	-	(6,624)	-	(4,389)

Balance, end of the period	$-	$89,091	$-	$51,218

Change in unrealized losses for the period included in earnings for assets held at the end of the reporting period *	$-	$(550)	$-	$(825)

*	Represents the net impairment losses on securities recognized in earnings for the period.

During the three and six months ended June 30, 2012 and 2011, there were no transfers of assets between Level 1 and Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following valuation techniques were used for financial instruments measured at fair value on a recurring basis. All the valuation techniques described below apply to the unpaid principal balance excluding any accrued interest or dividends at the measurement date. Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including certain trust preferred securities) are reported at fair values utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service, may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and trading securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain private label mortgage-backed securities and trust preferred securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2012:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Mortgage-backed securities	Discounted cash flow	Prepayment rate	8.1 - 32.7%	18.0%
		Default rate	3.4 - 18.9	7.6
		Loss severity	39.7 - 59.2	50.7

Single issuer trust preferred securities	Discounted cash flow	Loss severity	0.0 - 100.0%	17.6%
		Market credit spreads	6.4 - 7.0	6.7
		Discount rate	6.8 - 8.6	7.9

Significant increases or decreases in any of the unobservable inputs in the table above in isolation would result in a significantly lower or higher fair value measurement of the securities. Generally, a change in the assumption used for the default rate is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

For two single issuer trust preferred securities in the Level 3 available for sale trust preferred securities, the resulting estimated future cash flows were discounted at a yield, comprised of market rates applicable to the index of the underlying security, estimated market credit spread for similar non-rated securities and an illiquidity premium, if appropriate. The discount rate for each security was applied to three alternative cash flow scenarios, and subsequently weighted based on management’s expectations. The three cash flow alternatives for each security assume a scenario with full issuer repayment, a scenario with a partial issuer repayment and a scenario with a full issuer default.

For two pooled securities in the Level 3 available for sale trust preferred securities, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculations for both securities are received from an independent valuation advisor. In validating the fair value calculation from an independent valuation advisor, Valley reviews accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2012 and December 31, 2011 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at June 30, 2012 and December 31, 2011.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. On January 1, 2012, Valley made an accounting policy election to use the exception within ASU No. 2011-04 regarding the measurement of the exposure to the counterparty credit risk (i.e., calculating credit valuation adjustments on a net basis by counterparty portfolio). The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following valuation techniques were used for certain non-financial assets measured at fair value on a nonrecurring basis, including impaired loans reported at the fair value of the underlying collateral, loan servicing rights, other real estate owned and other repossessed assets (upon initial recognition or subsequent impairment) as described below.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At June 30, 2012, non-current appraisals were discounted up to 27.1 percent based on specific market data by location and property type. During the six months ended June 30, 2012, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct collateral dependent loan charge-offs to the allowance for loan losses totaled $7.7 million and $11.6 million for the three and six months ended June 30, 2012, respectively. At June 30, 2012, collateral dependent impaired loans with a total recorded investment of $77.0 million were reduced by specific valuation allowance allocations totaling $3.6 million to a reported total net carrying amount of $73.4 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2012, the fair value model used prepayment speeds (stated as constant prepayment rates) from 6.0 percent up to 25.8 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net impairment charges of $401 thousand for the three months ended June 30, 2012 and net recoveries of impairment charges of $19 thousand for the six months ended June 30, 2012.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at June 30, 2012. During the six months ended June 30, 2012, foreclosed assets measured at fair value upon initial recognition totaled $18.3 million. In connection with the measurement and the initial recognition of the foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $1.2 million and $4.1 million for the three and six months ended June 30, 2012, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2012 and 2011:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$(550)	$-	$(550)	$(825)
Trading securities	Trading (losses) gains, net	(151)	(106)	101	387
Loans held for sale	Gains on sales of loans, net	3,141	1,561	6,307	5,170
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	1,760	(942)	520	1,947

		$4,200	$513	$6,378	$6,679

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2012 and December 31, 2011 were as follows:

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Financial assets
Cash and due from banks	Level 1	$443,297	$443,297	$372,566	$372,566
Interest bearing deposits with banks	Level 1	8,423	8,423	6,483	6,483
Investment securities held to maturity:
U.S. Treasury securities	Level 1	99,945	115,991	100,018	113,859
Obligations of states and political subdivisions	Level 2	470,133	490,592	433,284	453,201
Residential mortgage-backed securities	Level 2	989,820	1,023,629	1,180,104	1,230,993
Trust preferred securities	Level 2	193,287	174,469	193,312	174,753
Corporate and other debt securities	Level 2	52,193	56,041	52,198	54,391

Total investment securities held to maturity		1,805,378	1,860,722	1,958,916	2,027,197

Net loans	Level 3	11,293,998	11,286,189	9,665,839	9,645,517
Accrued interest receivable	Level 1	55,040	55,040	52,527	52,527
Federal Reserve Bank and Federal Home Loan Bank stock(1)	Level 2	146,498	146,498	129,669	129,669

Financial liabilities
Deposits without stated maturities	Level 1	8,223,556	8,223,556	7,171,718	7,171,718
Deposits with stated maturities	Level 2	2,648,123	2,705,541	2,501,384	2,557,119
Short-term borrowings	Level 1	523,122	523,122	212,849	215,179
Long-term borrowings	Level 2	2,724,536	3,157,469	2,726,099	3,154,150
Junior subordinated debentures issued to capital trusts	Level 2	40,846	40,757	25,120	25,620
Accrued interest payable(2)	Level 1	3,670	3,670	3,798	3,798

(1)  Included in other assets.

(2)  Included in accrued expenses and other liabilities.

The following methods and assumptions were used to estimate the fair value of the financial assets and financial liabilities in the table above:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value because of the short maturity of these items.

Investment securities held to maturity. Fair values are based on prices obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things (Level 2 inputs). Additionally, Valley reviews the volume and level of activity for all classes of held to maturity securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary. If applicable, the adjustment to fair value is derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

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

Federal Reserve Bank and Federal Home Loan Bank stock. FRB and FHLB stock are non-marketable equity securities and are reported at their redeemable carrying amounts, which approximate their fair value.

Deposits. The carrying amounts of deposits without stated maturities (i.e., non-interest bearing, savings, NOW, and money market deposits) approximate their estimated fair value. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

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

Junior subordinated debentures issued to capital trusts (excluding VNB Capital Trust I). There is no active market for the trust preferred securities issued by Valley capital trusts, except for the securities issued by VNB Capital Trust I whose related debentures are carried at fair value. Therefore, the fair value of debentures not carried at fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity of U.S. Treasury security or the three-month LIBOR for the variable rate indexed debentures (Level 2 inputs). Valley’s credit spread was calculated based on the exchange quoted price for Valley’s trust preferred securities issued by VNB Capital Trust I.

Note 6. Investment Securities

As of June 30, 2012, Valley had approximately $1.8 billion, $688.8 million, and $22.0 million in held to maturity, available for sale, and trading investment securities, respectively. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012
U.S. Treasury securities	$99,945	$16,046	$-	$115,991
Obligations of states and political subdivisions	470,133	20,697	(238)	490,592
Residential mortgage-backed securities	989,820	33,887	(78)	1,023,629
Trust preferred securities	193,287	4,026	(22,844)	174,469
Corporate and other debt securities	52,193	4,122	(274)	56,041

Total investment securities held to maturity	$1,805,378	$78,778	$(23,434)	$1,860,722

December 31, 2011
U.S. Treasury securities	$100,018	$13,841	$-	$113,859
Obligations of states and political subdivisions	433,284	19,931	(14)	453,201
Residential mortgage-backed securities	1,180,104	51,041	(152)	1,230,993
Trust preferred securities	193,312	4,308	(22,867)	174,753
Corporate and other debt securities	52,198	3,799	(1,606)	54,391

Total investment securities held to maturity	$1,958,916	$92,920	$(24,639)	$2,027,197

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2012 and December 31, 2011 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2012
Obligations of states and political subdivisions	$15,027	$(238)	$-	$-	$15,027	$(238)
Residential mortgage-backed securities	33,248	(78)	-	-	33,248	(78)
Trust preferred securities	28,694	(678)	55,587	(22,166)	84,281	(22,844)
Corporate and other debt securities	-	-	23,659	(274)	23,659	(274)

Total	$76,969	$(994)	$79,246	$(22,440)	$156,215	$(23,434)

December 31, 2011
Obligations of states and political subdivisions	$1,854	$(13)	$50	$(1)	$1,904	$(14)
Residential mortgage-backed securities	33,520	(152)	-	-	33,520	(152)
Trust preferred securities	35,527	(730)	55,612	(22,137)	91,139	(22,867)
Corporate and other debt securities	14,756	(192)	7,560	(1,414)	22,316	(1,606)

Total	$85,657	$(1,087)	$63,222	$(23,552)	$148,879	$(24,639)

The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2012 was 33 as compared to 28 at December 31, 2011.

At June 30, 2012, the unrealized losses reported for trust preferred securities mostly related to 10 single-issuer securities, issued by bank holding companies. Of the 10 trust preferred securities, 3 were investment grade, 2 were non-investment grade, and 5 were not rated. All single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2012.

Management does not believe that any individual unrealized loss as of June 30, 2012 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of June 30, 2012, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.

The contractual maturities of investments in debt securities held to maturity at June 30, 2012 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2012
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$125,089	$125,207
Due after one year through five years	43,210	44,738
Due after five years through ten years	232,085	256,224
Due after ten years	415,174	410,924
Residential mortgage-backed securities	989,820	1,023,629

Total investment securities held to maturity	$1,805,378	$1,860,722

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 3.2 years at June 30, 2012.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012
U.S. government agency securities	$53,712	$1,252	$(62)	$54,902
Obligations of states and political subdivisions	18,447	1,212	(349)	19,310
Residential mortgage-backed securities	424,524	10,107	(4,612)	430,019
Trust preferred securities*	96,874	1,808	(15,818)	82,864
Corporate and other debt securities	47,738	4,612	(170)	52,180
Equity securities	50,307	1,889	(2,683)	49,513

Total investment securities available for sale	$691,602	$20,880	$(23,694)	$688,788

December 31, 2011
U.S. government agency securities	$89,787	$1,204	$(243)	$90,748
Obligations of states and political subdivisions	18,893	1,322	(1)	20,214
Residential mortgage-backed securities	304,631	10,950	(5,444)	310,137
Trust preferred securities*	106,931	78	(36,585)	70,424
Corporate and other debt securities	30,663	2,554	(173)	33,044
Equity securities	47,932	1,320	(7,299)	41,953

Total investment securities available for sale	$598,837	$17,428	$(49,745)	$566,520

* Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2012 and December 31, 2011 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2012
U.S. government agency securities	$8,759	$(16)	$7,575	$(46)	$16,334	$(62)
Obligations of states and political subdivisions	10,931	(349)	-	-	10,931	(349)
Residential mortgage-backed securities	40,131	(1,524)	22,719	(3,088)	62,850	(4,612)
Trust preferred securities	4,049	(464)	37,045	(15,354)	41,094	(15,818)
Corporate and other debt securities	6,312	(97)	2,427	(73)	8,739	(170)
Equity securities	766	(45)	12,821	(2,638)	13,587	(2,683)

Total	$70,948	$(2,495)	$82,587	$(21,199)	$153,535	$(23,694)

December 31, 2011
U.S. government agency securities	$7,980	$(243)	$-	$-	$7,980	$(243)
Obligations of states and political subdivisions	141	(1)	-	-	141	(1)
Residential mortgage-backed securities	41,673	(1,655)	22,639	(3,789)	64,312	(5,444)
Trust preferred securities	23,962	(1,061)	44,758	(35,524)	68,720	(36,585)
Corporate and other debt securities	3,243	(173)	-	-	3,243	(173)
Equity securities	20,570	(4,430)	12,551	(2,869)	33,121	(7,299)

Total	$97,569	$(7,563)	$79,948	$(42,182)	$177,517	$(49,745)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2012 was 69 as compared to 43 at December 31, 2011.

Of the $4.6 million unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2012, $2.0 million relates to three private label mortgage-backed securities that were other-than-temporarily impaired prior to June 30, 2012; for one of the securities, an additional estimated credit loss was recognized during the second quarter of 2012. The remaining $2.6 million of unrealized losses mainly relates to one investment grade private label mortgage-backed security.

The unrealized losses for trust preferred securities at June 30, 2012, in the table above mainly relate to 3 pooled trust preferred and 16 single-issuer bank issued trust preferred securities. The unrealized losses include $5.3 million attributable to trust preferred securities issued by one bank holding company with an amortized cost of $19.0 million and a fair value of $13.7 million, and $8.5 million attributable to 3 pooled trust preferred securities with an amortized cost of $20.0 million and a fair value of $11.5 million. The trust preferred issuances by one bank holding company, initially classified as held to maturity, were found be other-than-temporarily impaired during the fourth quarter of 2011 and subsequently transferred to the available for sale portfolio at December 31, 2011. The three pooled trust preferred securities included one security with an unrealized loss of $6.5 million and an investment grade rating at June 30, 2012. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. See “Other-Than-Temporarily Impaired Analysis” section below for more details. All of the remaining single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

The unrealized losses existing for more than twelve months for equity securities are almost entirely related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $2.6 million unrealized loss. At June 30, 2012, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment, except for the previously discussed impaired private mortgage-backed security, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of June 30, 2012, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $378.0 million.

The contractual maturities of investment securities available for sale at June 30, 2012 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2012
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$468	$473
Due after one year through five years	11,806	12,376
Due after five years through ten years	64,084	67,538
Due after ten years	140,413	128,869
Residential mortgage-backed securities	424,524	430,019
Equity securities	50,307	49,513

Total investment securities available for sale	$691,602	$688,788

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at June 30, 2012 was 3.8 years.

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

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists. See the “Other-Than-Temporarily Impaired Securities” section below for further details regarding the impairment of these securities.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at June 30, 2012 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

During the fourth quarter of 2011, Valley lengthened the estimate of the timeframe over which it could reasonably anticipate receiving the expected cash flows from the trust preferred securities issued by one deferring bank holding company resulting in an $18.3 million credit impairment charge at December 31, 2011. The issuer of the trust preferred securities has deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. In assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the bullet points above. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders, and at the holding company level it reported cash and cash equivalents in excess of the cumulative amount of accrued but unpaid interest owed on all of its junior subordinated debentures related to trust preferred securities. Additionally, the bank subsidiary of the issuer continued to report capital ratios that were above the minimum amounts to be considered a “well-capitalized” financial institution in its most recent regulatory filing. After assessing all available factors, including the estimated deferral period of the issuer, Valley has concluded that there is no additional credit impairment on these other-than-temporarily impaired securities at June 30, 2012. The trust preferred securities, with a combined amortized cost of $46.4 million after credit impairment charges, have net non-credit impairment charges totaling $3.8 million (before taxes) included in accumulated other comprehensive income at June 30, 2012 and are not accruing interest. The net non-credit impairment of the trust preferred securities declined from $22.9 million at December 31, 2011 mainly due to an increase in the expected cash flows (partially related to additional contractual interest payments receivable), as well as changes in the market-based discount rate used to estimate the fair value of these non-accrual securities. See Note 5 for information regarding the Level 3 valuation technique used to measure the fair value of these trust preferred securities at June 30, 2012.

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and 2011, including the $825 thousand of net impairment losses recognized during the six months ended June 30, 2011, and are not accruing interest.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of June 30, 2012. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Available for sale:
Residential mortgage-backed securities	$550	$-	$550	$-
Trust preferred securities	-	-	-	825

Net impairment losses on securities recognized in earnings	$550	$-	$550	$825

For the three and six months ended June 30, 2012, Valley recognized net impairment losses on securities in earnings totaling $550 thousand due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. At June 30, 2012, the six impaired private label mortgage-backed securities had a combined amortized cost of $45.1 million and fair value of $43.2 million, while the two previously impaired pooled trust preferred securities had a combined amortized cost and fair value of $5.4 million and $3.4 million, respectively, after recognition of all credit impairments.

For the six months ended June 30, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of two previously impaired pooled trust preferred securities.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Sales transactions:
Gross gains	$1,234	$16,294	$1,374	$18,968
Gross losses	-	-	(298)	-

	$1,234	$16,294	$1,076	$18,968

Maturities and other securities transactions:
Gross gains	$6	$198	$19	$208
Gross losses	(36)	-	(48)	(5)

	$(30)	$198	$(29)	$203

Total gains on securities transactions, net	$1,204	$16,492	$1,047	$19,171

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Balance, beginning of period	$28,767	$11,169	$29,070	$10,500
Additions:
Initial credit impairments	-	-	-	-
Subsequent credit impairments	550	-	550	825
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(66)	(93)	(369)	(249)

Balance, end of period	$29,251	$11,076	$29,251	$11,076

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

Trading Securities

The fair value of trading securities (consisting of 3 single-issuer bank trust preferred securities) was $22.0 million and $21.9 million at June 30, 2012 and December 31, 2011, respectively. Interest income on trading securities totaled $462 thousand and $500 thousand for the three months ended June 30, 2012 and 2011, respectively, and $884 thousand and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

Note 7. Loans

Purchased Credit-Impaired (“PCI”) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. The detail of the loan portfolio as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012			December 31, 2011
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,883,867	$281,789	$2,165,656	$1,878,387	$-	$1,878,387
Commercial real estate:
Commercial real estate	3,719,989	721,037	4,441,026	3,574,089	-	3,574,089
Construction	368,705	42,934	411,639	411,003	-	411,003

Total commercial real estate loans	4,088,694	763,971	4,852,665	3,985,092	-	3,985,092

Residential mortgage	2,727,114	17,987	2,745,101	2,285,590	-	2,285,590
Consumer:
Home equity	450,710	49,039	499,749	469,604	-	469,604
Automobile	778,181	-	778,181	772,490	-	772,490
Other consumer	154,299	1,664	155,963	136,634	-	136,634

Total consumer loans	1,383,190	50,703	1,433,893	1,378,728	-	1,378,728

Total non-covered loans	$10,082,865	$1,114,450	$11,197,315	$9,527,797	$-	$9,527,797

Covered loans:
Commercial and industrial	$-	$64,468	$64,468	$-	$83,742	$83,742
Commercial real estate	-	136,404	136,404	-	160,651	160,651
Construction	-	7,074	7,074	-	6,974	6,974
Residential mortgage	-	14,802	14,802	-	15,546	15,546
Consumer	-	3,789	3,789	-	4,931	4,931

Total covered loans	-	226,537	226,537	-	271,844	271,844

Total loans	$10,082,865	$1,340,987	$11,423,852	$9,527,797	$271,844	$9,799,641

Total non-covered loans are net of unearned discount and deferred loan fees totaling $1.2 million and $7.5 million at June 30, 2012 and December 31, 2011, respectively. The outstanding contractual principal balances for non-covered PCI loans and covered loans totaled $1.2 billion and $365.1 million at June 30, 2012, respectively, and $399.6 million for covered loans at December 31, 2011.

There were no sales of loans, other than from the held for sale loan portfolio, or transfers from loans held for investment to loans held for sale during the six months ended June 30, 2012 and 2011.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the State Bancorp (see Note 3) acquisition as of January 1, 2012 and PCI loans purchased from another financial institution as of March 28, 2012:

	January 1, 2012	March 28, 2012
	(in thousands)
Contractually required principal and interest	$1,333,686	$144,357
Contractual cash flows not expected to be collected (non-accretable difference)	(66,467)	(9,111)

Expected cash flows to be collected	1,267,219	135,246
Interest component of expected cash flows (accretable yield)	(168,271)	(17,991)

Fair value of acquired loans	$1,098,948	$117,255

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Balance, beginning of period	$229,802	$109,435	$66,724	$101,052
Acquisitions	-	-	186,262	-
Accretion	(20,385)	(8,706)	(43,569)	(16,518)
Net reclassification from non-accretable difference	-	788	-	16,983

Balance, end of period	$209,417	$101,517	$209,417	$101,517

The net reclassification from the non-accretable difference in the table above is due to increases in expected cash flows for certain pools of covered loans and is recognized prospectively as an adjustment to the yield over the life of the individual pools.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in FDIC loss-share receivable for three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of the period	$69,928	$90,642	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	81	145	162	291
Effect of additional cash flows on covered loans (prospective recognition)	(2,231)	(2,760)	(3,868)	(5,278)
(Decrease) increase due to (recovery) impairment on covered loans	-	(747)	-	16,932
Other reimbursable expenses	1,088	693	2,554	1,621
Reimbursements from the FDIC	(3,165)	(7,794)	(7,537)	(22,746)
Other	(5,960)	-	(5,960)	-

Balance, end of the period	$59,741	$80,179	$59,741	$80,179

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $7.0 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and a $7.1 million reduction and a $13.6 million increase to non-interest income for the six months ended June 30, 2012 and 2011, respectively. The second quarter and the first six months of 2012 reductions in non-interest income included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which have expired. Other non-interest income for the three and six months ended June 30, 2012 included $7.4 million for the reversal of the estimated losses on the expired lines of credit.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $395.5 million and $337.7 million at June 30, 2012 and December 31, 2011, respectively.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at June 30, 2012. Unsecured consumer loans totaled approximately $85.2 million and $66.5 million, including $8.5 million and $9.1 million of credit card loans, at June 30, 2012 and December 31, 2011, respectively.

Credit Quality

The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at June 30, 2012 and December 31, 2011:

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2012

Commercial and industrial	$2,275	$512	$12,652	$15,439	$1,868,428	$1,883,867
Commercial real estate:
Commercial real estate	11,483	-	61,864	73,347	3,646,642	3,719,989
Construction	270	-	16,502	16,772	351,933	368,705

Total commercial real estate loans	11,753	-	78,366	90,119	3,998,575	4,088,694

Residential mortgage	10,148	727	32,045	42,920	2,684,194	2,727,114
Consumer loans:
Home equity	557	-	2,070	2,627	448,083	450,710
Automobile	5,055	223	373	5,651	772,530	778,181
Other consumer	260	23	722	1,005	153,294	154,299

Total consumer loans	5,872	246	3,165	9,283	1,373,907	1,383,190

Total	$30,048	$1,485	$126,228	$157,761	$9,925,104	$10,082,865

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2011

Commercial and industrial	$4,347	$657	$26,648	$31,652	$1,846,735	$1,878,387
Commercial real estate:
Commercial real estate	13,115	422	42,186	55,723	3,518,366	3,574,089
Construction	2,652	1,823	19,874	24,349	386,654	411,003

Total commercial real estate loans	15,767	2,245	62,060	80,072	3,905,020	3,985,092

Residential mortgage	8,496	763	31,646	40,905	2,244,685	2,285,590
Consumer loans:
Home equity	989	13	2,700	3,702	465,902	469,604
Automobile	7,794	303	461	8,558	763,932	772,490
Other consumer	192	35	749	976	135,658	136,634

Total consumer loans	8,975	351	3,910	13,236	1,365,492	1,378,728

Total	$37,585	$4,016	$124,264	$165,865	$9,361,932	$9,527,797

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis. The following tables present the information about impaired loans by loan portfolio class at June 30, 2012 and December 31, 2011:

	Recorded	Recorded		Unpaid
	Investment	Investment	Total	Contractual
	With No Related	With Related	Recorded	Principal	Related
	Allowance	Allowance	Investment	Balance	Allowance
	(in thousands)
June 30, 2012
Commercial and industrial	$5,793	$38,592	$44,385	$53,201	$8,185
Commercial real estate:
Commercial real estate	36,304	75,814	112,118	124,615	9,914
Construction	7,282	16,324	23,606	26,714	1,121

Total commercial real estate loans	43,586	92,138	135,724	151,329	11,035

Residential mortgage	3,920	17,092	21,012	22,839	2,777
Consumer loans:
Home equity	-	272	272	272	22

Total consumer loans	-	272	272	272	22

Total	$53,299	$148,094	$201,393	$227,641	$22,019

December 31, 2011
Commercial and industrial	$6,193	$48,665	$54,858	$71,111	$11,105
Commercial real estate:
Commercial real estate	26,741	56,978	83,719	91,448	7,108
Construction	4,253	19,998	24,251	28,066	1,408

Total commercial real estate loans	30,994	76,976	107,970	119,514	8,516

Residential mortgage	998	20,007	21,005	22,032	3,577
Consumer loans:
Home equity	-	242	242	242	45

Total consumer loans	-	242	242	242	45

Total	$38,185	$145,890	$184,075	$212,899	$23,243

The following tables present, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(in thousands)
Commercial and industrial	$48,888	$339	$38,274	$256
Commercial real estate:
Commercial real estate	98,077	302	71,384	689
Construction	21,412	37	34,809	96

Total commercial real estate loans	119,489	339	106,193	785

Residential mortgage	21,179	238	18,226	173
Consumer loans:
Home equity	274	3	82	2

Total consumer loans	274	3	82	2

Total	$189,830	$919	$162,775	$1,216

	Six Months Ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
		(in thousands)

Commercial and industrial	$52,094	$748	$38,158	$739
Commercial real estate:
Commercial real estate	95,004	991	67,054	1,356
Construction	21,742	86	34,296	262

Total commercial real estate loans	116,746	1,077	101,350	1,618

Residential mortgage	20,889	374	18,304	381
Consumer loans:
Home equity	277	7	82	3

Total consumer loans	277	7	82	3

Total	$190,006	$2,206	$157,894	$2,741

Interest income recognized on a cash basis, included in the table above was immaterial for the three and six months ended June 30, 2012 and 2011.

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

Performing TDRs (not reported as non-accrual loans) totaled $113.6 million and $101.0 million as of June 30, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $27.8 million and $15.5 million as of June 30, 2012 and December 31, 2011, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

The following tables present non-PCI loans, by loan portfolio class that were modified as TDRs during the three and six months ended June 30, 2012 and 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the post modification carrying amounts at June 30, 2012 and 2011, respectively.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial*	8	$18,278	$16,623	12	$4,461	$4,437
Commercial real estate:
Commercial real estate	8	33,677	33,487	1	6,628	6,617
Construction	2	4,557	4,254	1	1,350	1,314

Total commercial real estate	10	38,234	37,741	2	7,978	7,931
Residential mortgage	9	2,926	2,919	-	-	-

Total	27	$59,438	$57,283	14	$12,439	$12,368

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial*	13	$19,700	$17,574	17	$7,485	$7,415
Commercial real estate:
Commercial real estate	14	35,726	35,453	2	8,987	8,945
Construction	4	6,711	5,278	1	1,350	1,314

Total commercial real estate	18	42,437	40,731	3	10,337	10,259
Residential mortgage	13	3,778	3,767	-	-	-
Consumer	2	69	67	-	-	-

Total	46	$65,984	$62,139	20	$17,822	$17,674

*	Includes 6 finance leases with pre and post-modification outstanding recorded investments totaling $272 thousand and $250 thousand, respectively, for both three and six months ended June 30, 2011. There were no material modifications to finance leases during 2012.

The majority of the TDR concessions made during the three and six months ended June 30, 2012, and 2011 involved an extension of the loan term and/or an interest rate reduction. The TDRs presented in the table above had allocated specific reserves for loan losses totaling $9.5 million and $1.9 million at June 30, 2012 and 2011, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8. There were no charge-offs resulting from loans modified as TDRs during the three and six months ended June 30, 2012 and 2011.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2012:

Troubled Debt	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	-	$-	1	$646
Commercial real estate	-	-	1	1,108
Residential mortgage	2	321	3	643

Total	2	$321	5	$2,397

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

The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at June 30, 2012 and December 31, 2011.

Credit exposure -		Special
by internally assigned risk rating	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2012
Commercial and industrial	$1,716,927	$75,355	$91,357	$228	$1,883,867
Commercial real estate	3,487,111	62,373	170,505	-	3,719,989
Construction	304,710	35,321	28,488	186	368,705

Total	$5,508,748	$173,049	$290,350	$414	$5,972,561

December 31, 2011
Commercial and industrial	$1,669,943	$95,726	$112,186	$532	$1,878,387
Commercial real estate	3,350,475	82,612	141,002	-	3,574,089
Construction	329,848	42,845	38,114	196	411,003

Total	$5,350,266	$221,183	$291,302	$728	$5,863,479

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2012 and December 31, 2011:

Credit exposure -	Performing	Non-Performing	Total
by payment activity	Loans	Loans	Loans
	(in thousands)
June 30, 2012
Residential mortgage	$2,695,069	$32,045	$2,727,114
Home equity	448,640	2,070	450,710
Automobile	777,808	373	778,181
Other consumer	153,577	722	154,299

Total	$4,075,094	$35,210	$4,110,304

December 31, 2011
Residential mortgage	$2,253,944	$31,646	$2,285,590
Home equity	466,904	2,700	469,604
Automobile	772,029	461	772,490
Other consumer	135,885	749	136,634

Total	$3,628,762	$35,556	$3,664,318

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2012 and December 31, 2011.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
		(in thousands)
June 30, 2012
Commercial and industrial	$336,106	$10,150	$346,257
Commercial real estate	801,365	56,076	857,441
Construction	37,172	12,836	50,008
Residential mortgage	26,965	5,823	32,789
Consumer	52,980	1,512	54,492

Total	$1,254,588	$86,397	$1,340,987

December 31, 2011
Commercial and industrial	$67,424	$16,318	$83,742
Commercial real estate	112,047	48,604	160,651
Construction	623	6,351	6,974
Residential mortgage	10,118	5,428	15,546
Consumer	4,931	-	4,931

Total	$195,143	$76,701	$271,844

Note 8.  Allowance for Credit Losses

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

The following table summarizes the allowance for credit losses at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$118,083	$120,274
Allowance for covered loans	11,771	13,528

Total allowance for loan losses	129,854	133,802
Allowance for unfunded letters of credit	2,682	2,383

Total allowance for credit losses	$132,536	$136,185

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$7,429	$6,422	$12,803	$11,627
Provision for covered loans	-	(788)	-	18,094

Total provision for loan losses	7,429	5,634	12,803	29,721

Provision for unfunded letters of credit	(24)	392	299	467

Total provision for credit losses	$7,405	$6,026	$13,102	$30,188

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$73,311	$34,415	$9,837	$7,940	$7,367	$132,870
Loans charged-off *	(5,406)	(5,379)	(583)	(1,015)	-	(12,383)
Charged-off loans recovered	1,304	116	111	407	-	1,938

Net charge-offs	(4,102)	(5,263)	(472)	(608)	-	(10,445)
Provision for loan losses	1,313	6,406	1,375	(1,523)	(142)	7,429

Ending balance	$70,522	$35,558	$10,740	$5,809	$7,225	$129,854

Three Months Ended June 30, 2011:

Allowance for loan losses:
Beginning balance	$75,871	$32,217	$11,303	$12,300	$8,156	$139,847
Loans charged-off *	(3,056)	(3,631)	(443)	(1,355)	-	(8,485)
Charged-off loans recovered	741	202	69	618	-	1,630

Net charge-offs	(2,315)	(3,429)	(374)	(737)	-	(6,855)
Provision for loan losses	2,130	3,947	107	(488)	(62)	5,634

Ending balance	$75,686	$32,735	$11,036	$11,075	$8,094	$138,626

*	The allowance for covered loans was reduced by loan charge-offs totaling $1.8 million and $639 thousand during the second quarters of 2012 and 2011, respectively.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off *	(10,213)	(6,459)	(1,759)	(2,498)	-	(20,929)
Charged-off loans recovered	2,309	236	625	1,008	-	4,178

Net charge-offs	(7,904)	(6,223)	(1,134)	(1,490)	-	(16,751)
Provision for loan losses	4,777	7,144	2,754	(1,378)	(494)	12,803

Ending balance	$70,522	$35,558	$10,740	$5,809	$7,225	$129,854

Six Months Ended June 30, 2011:

Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off *	(9,728)	(4,454)	(1,226)	(3,113)	-	(18,521)
Charged-off loans recovered	1,189	223	90	1,220	-	2,722

Net charge-offs	(8,539)	(4,231)	(1,136)	(1,893)	-	(15,799)
Provision for loan losses	22,258	6,557	2,696	(1,531)	(259)	29,721

Ending balance	$75,686	$32,735	$11,036	$11,075	$8,094	$138,626

* The allowance for covered loans was reduced by loan charge-offs totaling $1.8 million and $5.7 million during the six months ended June 30, 2012 and 2011, respectively.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2012 and December 31, 2011, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$8,185	$11,035	$2,777	$22	$-	$22,019
Collectively evaluated for impairment	52,654	22,497	7,901	5,787	7,225	96,064
Loans acquired with discounts related to credit quality	9,683	2,026	62	-	-	11,771

Total	$70,522	$35,558	$10,740	$5,809	$7,225	$129,854

Loans:
Individually evaluated for impairment	$44,385	$135,724	$21,012	$272	$-	$201,393
Collectively evaluated for impairment	1,839,482	3,952,970	2,706,102	1,382,918	-	9,881,472
Loans acquired with discounts related to credit quality	346,257	907,449	32,789	54,492	-	1,340,987

Total	$2,230,124	$4,996,143	$2,759,903	$1,437,682	$-	$11,423,852

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$11,105	$8,516	$3,577	$45	$-	$23,243
Collectively evaluated for impairment	51,588	23,611	5,481	8,632	7,719	97,031
Loans acquired with discounts related to credit quality	10,956	2,510	62	-	-	13,528

Total	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802

Loans:
Individually evaluated for impairment	$54,858	$107,970	$21,005	$242	$-	$184,075
Collectively evaluated for impairment	1,823,529	3,877,122	2,264,585	1,378,486	-	9,343,722
Loans acquired with discounts related to credit quality	83,742	167,625	15,546	4,931	-	271,844

Total	$1,962,129	$4,152,717	$2,301,136	$1,383,659	$-	$9,799,641

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)

Balance at December 31, 2011	$20,517	$98,999	$117,689	$80,757	$317,962
Goodwill from business combinations	-	27,371	53,040	22,070	102,481

Balance at June 30, 2012	$20,517	$126,370	$170,729	$102,827	$420,443

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the six months ended June 30, 2012, goodwill from business combinations primarily related to acquisition of State Bancorp (see Note 3 for further details). There was no impairment of goodwill during the three and six months ended June 30, 2012 and 2011.

The following table summarizes other intangible assets as of June 30, 2012 and December 31, 2011:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2012
Loan servicing rights	$54,363	$(41,199)	$(2,651)	$10,513
Core deposits	35,194	(22,369)	-	12,825
Other	5,878	(2,399)	-	3,479

Total other intangible assets	$95,435	$(65,967)	$(2,651)	$26,817

December 31, 2011
Loan servicing rights	$52,046	$(39,146)	$(2,670)	$10,230
Core deposits	27,144	(20,363)	-	6,781
Other	6,121	(2,314)	-	3,807

Total other intangible assets	$85,311	$(61,823)	$(2,670)	$20,818

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of, estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the amortized cost value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net impairment charges on its loan servicing rights totaling $401 thousand as compared to net recoveries of impairment charges totaling $49 thousand for the three months ended June 30, 2012 and 2011, respectively, and net recoveries of impairment charges totaling $19 thousand and $101 thousand for the six months ended June 30, 2012 and 2011, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 16 years. During the quarter ended March 31, 2012, Valley recorded $8.1 million in core deposits intangibles resulting from the State Bancorp acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2012 and 2011.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2012 through 2016:

	Loan
	Servicing	Core
	Rights	Deposits	Other
	(in thousands)

2012	$848	$1,791	$328
2013	2,611	3,078	541
2014	1,994	2,359	466
2015	1,423	1,758	434
2016	1,063	1,195	233

Valley recognized amortization expense on other intangible assets, including net impairment charges and recoveries on loan servicing rights, totaling approximately $2.5 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and $4.5 million and $3.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Service cost	$1,964	$1,563	$3,928	$3,126
Interest cost	1,598	1,525	3,196	3,049
Expected return on plan assets	(2,233)	(1,665)	(4,466)	(3,330)
Amortization of prior service cost	177	160	354	320
Amortization of actuarial loss	581	342	1,163	685

Total net periodic pension expense	2,087	1,925	4,175	3,850

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(177)	(160)	(354)	(320)
Amortization of actuarial loss	(581)	(342)	(1,163)	(685)

	(758)	(502)	(1,517)	(1,005)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,329	$1,423	$2,658	$2,845

The fair value of qualified plan assets increased approximately $28.1 million, or 29.3 percent to $123.8 million at June 30, 2012 from $95.7 million at December 31, 2011. Valley contributed $25.0 million to the qualified plan during January 2012. Valley does not expect to make any additional contributions to the qualified plan for the remainder of 2012.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock options granted by Valley during the six months ended June 30, 2012 and 2011. Valley awarded restricted stock totaling 540 shares and 165 shares during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, 6.3 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $1.3 million and $613 thousand for the three months ended June 30, 2012 and 2011, respectively, and $2.7 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The fair values of stock awards are expensed over the vesting period. As of June 30, 2012, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $5.6 million and will be recognized over an average remaining vesting period of approximately 2 years.

On January 1, 2012, Valley assumed 356 thousand shares of outstanding and vested incentive stock options under State Bancorp’s long-term stock incentive plans, of which 321 thousand shares were outstanding and exercisable as of June 30, 2012. These outstanding stock options have an aggregate weighted average exercise price of $17.41 and weighted average remaining term of 3 years.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $249.6 million as of June 30, 2012. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $152.2 million, or 60.9 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of June 30, 2012, Valley had a $947 thousand liability related to the standby letters of credit.

Note 13. Derivative Instruments and Hedging Activities

Valley is exposed to certain risks arising from both its business operations and economic conditions. Valley principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Valley manages economic risks, including interest rate and liquidity risks, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Valley’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Valley’s known or expected cash receipts and its known or expected cash payments related to assets and liabilities outlined below.

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

At June 30, 2012, Valley had the following cash flow hedge derivatives:

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

At June 30, 2012, Valley had the following fair value hedge derivatives:

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

Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program, Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2012, Valley had a total of 28 interest rate swaps with an aggregate notional amount of $116.4 million, including 14 interest rate swaps totaling $17.6 million acquired from State Bancorp, related to this program.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Line Item	June 30, 2012	December 31, 2011
		(in thousands)
Asset Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$63	$294
Fair value hedge interest rate swaps	Other Assets	826	852

Total derivatives designated as hedging instruments		$889	$1,146

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$7,208	$4,065

Total derivatives not designated as hedging instruments		$7,208	$4,065

Liability Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$17,592	$15,649
Fair value hedge interest rate swaps	Other Liabilities	2,260	2,140

Total derivatives designated as hedging instruments		$19,852	$17,789

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$7,203	$4,065

Total derivatives not designated as hedging instruments		$7,203	$4,065

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive loss to interest on short-term borrowings	$(1,398)	$(611)	$(2,790)	$(1,188)
Amount of loss recognized in other comprehensive income	(5,288)	(6,533)	(3,739)	(5,099)

Valley recognized a net loss of $16 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three months ended June 30, 2011, and net gains of $73 thousand and $34 thousand for the six months ended June 30, 2012 and 2011, respectively. No ineffectiveness on the cash flow hedge interest rate caps was recognized in the second quarter of 2012. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $13.6 million and $13.1 million at June 30, 2012 and December 31, 2011, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $9.1 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Derivative - interest rate swaps:
Interest income - interest and fees on loans	$(251)	$(218)	$(121)	$(58)
Interest expense - interest on time deposits	(67)	676	(27)	566
Hedged item - loans and deposits:
Interest income - interest and fees on loans	$251	$218	$121	$58
Interest expense -interest on time deposits	70	(699)	38	(581)

During the three and six months ended June 30, 2012 and 2011, the net gains recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $139 thousand and $143 thousand for the three months ended June 30, 2012 and 2011, respectively, and $275 thousand and $186 thousand for the six months ended June 30, 2012 and 2011, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

The gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments totaled $217 thousand for the six months ended June 30, 2012 and were immaterial for the three months ended June 30, 2012. There were no gains or losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2011.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of June 30, 2012, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26.6 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at June 30, 2012. At June 30, 2012, Valley had $23.8 million in collateral posted with its counterparties.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 include, but are not limited to:

•	A severe decline in the general economic conditions of New Jersey and the New York Metropolitan area;
•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;
•	unanticipated deterioration in our loan portfolio;
•

Valley’s inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements (including those resulting from the U.S. implementation of Basel III requirements);

•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;
•	an unexpected decline in real estate values within our market areas;
•	charges against earnings related to the change in fair value of our junior subordinated debentures;
•	higher than expected FDIC insurance assessments;
•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;
•	lack of liquidity to fund our various cash obligations;
•	unanticipated reduction in our deposit base;
•	potential acquisitions that may disrupt our business;
•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;
•	our internal controls and procedures may not be adequate to prevent losses;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	the inability to realize expected cost savings and revenue synergies from the merger of State Bancorp with Valley in the amounts or in the timeframe anticipated;
•	inability to retain State Bancorp’s customers and employees;
•	lower than expected cash flows from purchased credit impaired loans; and
•	other unexpected material adverse changes in our operations or earnings.

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

New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At June 30, 2012, Valley had consolidated total assets of $16.0 billion, total net loans of $11.0 billion, total deposits of $11.0 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 211 branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion, including our most recent bank transaction discussed below. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 for more details regarding our past merger activity.

Acquisition of State Bancorp, Inc. (“State Bancorp”). On January 1, 2012, Valley acquired State Bancorp, the holding company for State Bank of Long Island, a commercial bank with $1.7 billion in assets, $1.1 billion in loans and $1.4 billion in deposits, after purchase accounting adjustments, and 16 branches in Nassau, Suffolk, Queens, and Manhattan. We believe our expansion into this attractive area of the Long Island market has already provided additional lending, retail, and wealth management service opportunities to further strengthen our New York Metropolitan operations and will continue to grow Valley brand recognition in these markets. During February 2012, we integrated State Bancorp’s systems into Valley with minimal disruption to our customer service and operations. Our ability to put this integration quickly behind us and our management team’s clear focus on this new market opportunity should help us effectively compete and benefit from this transaction during the remainder of 2012. Additionally, we diligently look for future opportunities to support our new efforts in the Long Island market both through gradual de novo branch expansion and other potential bank acquisitions.

The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208.4 million (approximately 17.7 million shares of Valley common stock). The transaction generated approximately $102.0 million in goodwill and $8.1 million in core deposit intangible assets subject to amortization. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. The stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The loan, included in Valley’s consolidated financial statements at December 31, 2011, was subsequently eliminated as of the acquisition date and is no longer outstanding. See additional details in Note 3 to the consolidated financial statements.

Quarterly Results. Net income for the second quarter of 2012 was $32.8 million, or $0.17 per diluted common share, compared to $36.9 million, or $0.21 per diluted common share for the second quarter of 2011. The $4.1 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $9.5 million decline in non-interest income mainly caused by a $15.3 million decrease in net gains on securities transactions as we sold $157.2 million more investment securities classified as available for sale during the second quarter of 2011 as compared to the same period in 2012, partially offset by an increase in net trading gains related to mark to market gains on our junior subordinated debentures carried at fair value, higher net gains on sales of loans and the recognition of other income related to certain infrequent FDIC-assisted transaction items (discussed in more detail in the “Other Income” section below), and (ii) a $8.4 million increase in non-interest expense primarily due to increases in salary and employee benefits resulting from the acquisition of State Bancorp, higher medical health insurance expense and stock award compensation, partially offset by (iii) a 10.2 percent decrease in our effective tax rate largely due to an incremental tax provision recorded in the second quarter of 2011 caused by a change in state tax law, and (iv) a $3.0 million increase in net interest income after provision for credit losses attributable to lower funding costs and loan growth (both through acquisition and organic production) partly offset by declining taxable investment security income due to lower rates and average balances. See the “Net Interest Income,” “Other Income,” “Other Expense” and “Loan Portfolio” sections below for more details on the items above impacting our second quarter of 2012 results.

Economic Overview and Indicators. During the second quarter of 2012, the U.S. economy has shown discouraging signs of weakness through many of the common macroeconomic indicators used to assess its health, particularly job growth. Many questions about the recovery remain as economic growth has slowed and is deemed likely to remain slow based on some of the most recent comments from the Federal Reserve. Additionally, fear of the so-called fiscal cliff (i.e., the combination of scheduled tax increases and cuts in federal spending) set for the end of 2012 combined with the economic challenges of the European Union may tip the U.S. economy back into a recession and negatively impact the job market. However, many economists feel that the U.S. recovery will continue at a moderate pace despite these on-going recessionary risks.

The U.S. housing market showed some positive signs during the quarter, but remains choppy due to a weak job market and slower economic growth. The Commerce Department reported in July that housing starts rose 6.9 percent in June 2012 to a seasonally adjusted annual rate of 760,000 units, the highest rate since October 2008. However, permits for new construction, which are considered a gauge of future demand, declined 3.7 percent in June to an annual rate of 755,000 and new home sales declined in June after sales jumped to a two-year high in May. Additionally, the National Association of Realtors recently reported that existing home sales fell 5.4 percent in June 2012 as compared to the prior linked month of May, but that inventory (including distressed properties) continues to shrink and home prices are rising as a result. Despite the declines in June from a strong May, many economists expect housing will add to economic growth this year for the first time since 2005. We are optimistic that the housing trends will remain relatively positive going forward due, in part, to the Fed’s sustained support of the historical low level of mortgage interest rates, but we remain cautious as the percentage of consumers with new foreclosures and bankruptcies in New Jersey and New York also remain at historically high levels as last reported during the second quarter of 2012.

Unemployment, one of the primary economic deterrents to our ability to sustain loan growth and asset quality, has ranged from a low of 8.2 percent in December 2011 to a high of 8.9 percent in March 2012 for the New York City Metropolitan area over the last twelve month period and was 8.8 percent for June 2012. From a national perspective, the latest U.S. unemployment figure of 8.3 percent in July 2012 increased slightly from 8.1 percent reported in April 2012 (which was the lowest level of unemployment reported since early 2009). Monthly job growth figures remained disappointing during the second quarter, and despite higher than expected job growth during July 2012, the Federal Reserve has expressed a view that the unemployment rate may not improve further in 2012. The Fed has maintained support of a target range of zero to 0.25 percent for the federal funds rates in the first half of 2012 and has indicated that the anticipated economic conditions will likely warrant these exceptionally low levels for the federal funds rate through and potentially beyond the end of 2014. We believe a low-rate, high unemployment environment, which is reflective of our current operating environment, will continue to challenge our business operations and results in many ways during the remainder of 2012 and the foreseeable future, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area, Long Island, New York. Generally, market conditions have improved from one year ago, however, as outlined above, economic uncertainty, persistent unemployment, as well as high vacancy rates may continue to put pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
Key Economic Indicators:	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Unemployment rate:
U.S.	8.20%	8.20%	8.50%	9.00%	9.10%
New York Metro Region*	8.80%	8.90%	8.20%	8.60%	8.60%
New Jersey	9.60%	9.00%	9.10%	9.40%	9.40%
New York	8.90%	8.50%	8.20%	8.30%	8.20%

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	($ in millions)
Personal income:
New Jersey	NA	$475,702	$474,531	$470,405	$467,296
New York	NA	$999,909	$993,931	$985,581	$979,226
New consumer bankruptcies:
New Jersey	NA	0.15%	0.16%	0.15%	0.17%
New York	NA	0.08%	0.10%	0.09%	0.12%
Change in home prices:
U.S.	NA	-2.00%	-3.80%	0.10%	4.00%
New York Metro Region*	NA	-1.78%	-3.70%	0.72%	0.01%
New consumer foreclosures:
New Jersey	NA	0.08%	0.04%	0.07%	0.06%
New York	NA	0.06%	0.05%	0.06%	0.06%
Rental vacancy rates:
New Jersey	10.50%	11.60%	10.80%	9.50%	7.90%
New York	5.60%	6.30%	6.30%	7.40%	6.40%

NA - not available

* As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Overall, our total loan portfolio grew by 9.8 percent on an annualized basis during the second quarter of 2012. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $300.0 million to $11.2 billion at June 30, 2012 from March 31, 2012. Our residential mortgage and commercial real estate (excluding construction) loans experienced solid organic growth of $213.9 million and $93.5 million, or 33.8 percent and 8.6 percent, respectively, on an annualized basis, during the second quarter of 2012 as compared to March 31, 2012. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $226.5 million, or 2.0 percent of our total loans, at June 30, 2012 as compared to $252.2 million at March 31, 2012 mainly due to normal payment activity.

During the six months ended June 30, 2012, we have originated over $1.0 billion in new and refinanced residential mortgage loans and retained approximately 81 percent of these loans in our portfolio. The mortgage volume has increased approximately 82 percent compared to the same six month period of 2011 and is largely the result of the historically low interest rate environment, the success of our low-fixed price residential mortgage refinance programs and our strong emphasis in the New York Metro area supported by our expanded network of 44 full service branches in the New York boroughs and Long Island after the acquisition of State Bancorp on January 1, 2012. We believe the residential refinance activity should continue at or above the first half of 2012 levels through the remainder of 2012 assuming that market conditions do not adversely change. Mindful of the increased interest rate risk associated with extending the duration of our overall earning assets, we intend to increase the amount of mortgage loan originations for sale into the secondary market during the second half of 2012. We believe this decision should materially increase gains on the sale of loans recognized in our non-interest income during the third quarter of 2012, while allowing us to maintain the appropriate mix of earning assets on our balance sheet. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow economic recovery, elevated unemployment levels, higher delinquency rates reported throughout the banking industry, and the declines in property values we believe our loan portfolio’s credit performance remained at an acceptable level at June 30, 2012. Our past due loans and non-accrual loans, discussed further below, exclude purchased credit-impaired (“PCI”) loans. PCI loans include loans that were acquired as part of FDIC-assisted transactions in 2010 (“covered loans”) and all loans acquired in the merger with State Bancorp on January 1, 2012 and loans purchased by Valley in March 2012. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days were $157.8 million, or 1.38 percent of our total loan portfolio of $11.4 billion as of June 30, 2012 compared to $169.9 million, or 1.52 percent of total loans of $11.1 billion at March 31, 2012. The decrease of $12.1 million in delinquent loan balances was mainly due to declines in construction and residential mortgage loans within the 30 to 89 days past due loan category, partially offset by higher commercial real estate loans within the same past due category. Non-accrual loans increased $1.0 million to $126.2 million at June 30, 2012 as compared to $125.2 million at March 31, 2012 mainly due to a new non-accrual commercial real estate loan with a recorded investment totaling $11.8 million, partially offset by the migration of two commercial loans secured by aircraft totaling $9.2 million prior to transfer to other repossessed assets during the second quarter of 2012. Based upon our quarterly review of the portfolio, we do not believe the increase in the past due commercial real estate loans represents a material trend, however, there were two new potential problems loans accounting for approximately $6.5 million of the $11.5 million commercial real estate loans within the 30 to 89 days past due category at June 30, 2012. Commercial real estate loans delinquent 30 days or more totaled $73.3 million, or 1.65 percent of the $4.4 billion in total non-covered commercial real estate loans at June 30, 2012.

Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of the economy and high levels of unemployment, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of June 30, 2012. See the “Non-performing Assets” section below for further discussion and analysis of our credit quality.

Deposits and Other Borrowings. Total deposits decreased $85.5 million to approximately $10.9 billion at June 30, 2012 from March 31, 2012 mostly due to lower time deposit balances. Valley’s time deposits totaling $2.6 billion at June 30, 2012 declined $62.5 million as compared to March 31, 2012 largely due to the continued run-off of maturing higher cost certificates of deposit and the low level of interest rates currently offered on such products. During the second quarter of 2012, savings, NOW and money market accounts also declined by $21.7 million due to lower municipal deposit balances, partially offset by growth in our retail deposits which continue to benefit from the migration of some maturing certificate of deposits to these account types. Valley’s non-interest bearing deposits totaling $3.2 billion at June 30, 2012 remained relatively unchanged as compared to March 31, 2012.

Over the last three consecutive quarters, we actively reduced the costs associated with our borrowings. In June 2012, we modified the terms of $100 million in FHLB advances within our long-term borrowings. The modifications resulted in a reduction of the interest rate on these funds, an extension of their maturity dates to 10 years from the date of modification, and a conversion of the debt to non-callable for period of 4 years. We similarly modified the terms of $150 million and $435 million in FHLB advances and other borrowings during the three months ended March 31, 2012 and December 31, 2011, respectively. After the modifications, the weighted average interest rate on these borrowings declined by 0.82 percent to 3.91 percent. There were no gains, losses, penalties or fees incurred in the modification transactions. Additionally, Valley redeemed $10.3 million of the principal face amount of its outstanding junior subordinated debentures issued to VNB Capital Trust I and $10.0 million of the face value of the related trust preferred securities during January 2012.

Selected Performance Indictors. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Return on average assets	0.83%	1.03%	0.86%	1.03%
Return on average shareholders’ equity	8.75	11.24	9.05	11.24
Return on average tangible shareholders’ equity (“ROATE”)	12.49	15.22	12.95	15.24

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		($ in thousands)
Net income	$32,820	$36,894	$67,351	$73,479

Average shareholders’ equity	1,499,516	1,312,501	1,488,825	1,307,708
Less: Average goodwill and other intangible assets	(448,451)	(342,590)	(448,866)	(343,245)

Average tangible shareholders’ equity	$1,051,065	$969,911	$1,039,959	$964,463

Annualized ROATE	12.49%	15.22%	12.95%	15.24%

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

Net Interest Income

Net interest income on a tax equivalent basis was $123.8 million for the second quarter of 2012, a $5.3 million decrease from the first quarter of 2012 and an increase of $4.9 million from the second quarter of 2011. The linked quarter decrease was mainly caused by a 33 basis point decline in the yield on average loans, partially offset by strong organic residential and commercial real estate mortgage loan growth, as well as lower costs on most of our interest-bearing liabilities during the second quarter of 2012 as we offered lower rates on most of our deposits and modified the interest rates on $100 million of FHLB advances within our long-term borrowings.

Average interest earning assets were $14.1 billion for the second quarter of 2012 as compared to approximately $12.8 billion for the second quarter of 2011 largely due to $1.1 billion in loans acquired from State Bancorp and the organic growth of our commercial real estate and residential mortgage loans over the last twelve month period. Compared to the first quarter of 2012, average interest earning assets increased $118.2 million mainly due to the residential mortgage and commercial real estate loan growth which largely contributed to a $341.3 million increase in average total loans to $11.3 billion for the three months ended June 30, 2012. However, average taxable investments decreased $206.0 million in the second quarter of 2012 as compared to the first quarter of 2012 mainly due to significant principal payments and prepayments received on residential mortgage-backed securities over the last two quarters and the sale of approximately $49.0 million and $37.7 million of U.S. Treasury and government agency securities in April and June 2012, respectively. Average federal funds sold and other interest bearing deposits decreased $41.8 million from the first quarter of 2012 due to lower excess cash balances maintained at the Federal Reserve Bank of New York for most of the second quarter of 2012 because of strong loan demand.

Average interest bearing liabilities increased $670.7 million to approximately $11.0 billion for the second quarter of 2012 compared with the second quarter of 2011 mainly due to deposits and borrowings assumed from State Bancorp totaling $1.4 billion, partially offset by the maturity of $206 million of higher cost long-term FHLB advances during the first half of 2011, normal run-off of maturing high cost certificate of deposit balances over the past twelve month period, and some attrition of the assumed deposit balances in the first half of 2012. Compared to the first quarter of 2012, average interest bearing liabilities decreased $22.0 million for the second quarter of 2012 mostly due to the time deposit run-off caused by the current low interest rates offered on certificates of deposit, partly offset by an increase in average short-term borrowings. Average short-term borrowings increased $138.5 million as compared to the linked quarter ended March 31, 2012 mainly due to an increase in overnight federal funds purchased and low-cost short-term FHLB borrowings used to fund some of our residential mortgage loan originations during the second quarter of 2012.

Interest income, on a tax equivalent basis decreased $7.2 million for the second quarter of 2012 compared to the first quarter of 2012 primarily due to a $4.6 million decrease in interest income on average loans caused by a 33 basis point decline in yield caused by the historically low interest rate environment, a high volume of refinance and prepayment activity, and a decline in accretion recognized on PCI loans, partially offset by an increase in average loans. Interest income from taxable investments on a tax equivalent basis also decreased $2.7 million or 12.1 percent for the three months ended June 30, 2012 as compared to the first quarter of 2012. The quarter over quarter decrease was driven by lower average taxable investment balances and a 15 basis point decline in yield caused by principal payments and prepayments of higher yielding securities, accelerated premium amortization on certain mortgage-backed securities, and new lower yielding securities purchased during the first and second quarters of 2012.

Interest expense decreased $1.9 million for the second quarter of 2012 as compared to the first quarter of 2012 mostly due to a decline in the cost of savings, NOW, and money market deposits caused by lower rates offered on such products, as well as lower costs of all other interest-bearing liabilities, combined with lower average time deposit balances during the second quarter of 2012.

The net interest margin on a tax equivalent basis was 3.52 percent for the second quarter of 2012, a decrease of 18 basis points from 3.70 percent in the linked first quarter of 2012, and a 19 basis point decline from 3.71 percent for the quarter ended June 30, 2011. The yield on average interest earning assets decreased by 25 basis points on a linked quarter basis mainly as a result of a decline in accretion recognized on PCI loans and lower yields on both average loans and taxable investments caused by the historically low interest rate environment. The accretion recognized on higher yielding covered PCI loans declined from the first quarter of 2012 as these loans continued to experience significant repayments. The volume of refinance or prepayment of higher yielding non-PCI loans remained relatively high for the second quarter of 2012 and also negatively impacted the yield on average loans. The yield on average taxable investments declined quarter over quarter due to several factors, including prepayments of higher yielding securities, accelerated premium amortization on certain mortgage-backed securities, and new securities yielding lower market rates. The cost of average interest bearing liabilities declined 6 basis points from 1.69 percent in the first quarter of 2012 mainly due to a 5 basis point decline in the cost of average savings, NOW and money market deposits caused by lower rates offered on such products and a $150.8 million decline in average time deposits mainly resulting from the run-off of maturing higher rate certificates of deposit. The cost of long-term borrowings also decreased 5 basis points to 4.18 percent for the second quarter of 2012 from the linked quarter primarily due to the aforementioned interest rate modifications of $250 million in FHLB advances during the second and first quarters of 2012. Our cost of total deposits was 0.51 percent for the second quarter of 2012 compared to 0.57 percent for the three months ended March 31, 2012.

We believe our margin may continue to face compression into the foreseeable future due to the current low level of interest rates on most interest earning asset alternatives and the Federal Reserve’s indications that it will attempt to keep these historically low interest rates through, and potentially beyond, the end of 2014 in an effort to assist the U.S. economic recovery. However, we continue to tightly manage our balance sheet and our cost of funds to optimize our returns.

The following table reflects the components of net interest income for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2012			March 31, 2012			June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,297,942	$143,837	5.09%	$10,956,666	$148,470	5.42%	$9,619,959	$135,085	5.62%
Taxable investments (3)	2,263,054	19,788	3.50	2,469,057	22,502	3.65	2,698,706	30,193	4.48
Tax-exempt investments (1)(3)	464,681	4,965	4.27	439,927	4,799	4.36	372,002	3,737	4.02
Federal funds sold and other interest bearing deposits	52,348	31	0.24	94,127	55	0.23	137,372	88	0.26

Total interest earning assets	14,078,025	168,621	4.79	13,959,777	175,826	5.04	12,828,039	169,103	5.27

Allowance for loan losses	(134,805)			(135,449)			(142,019)
Cash and due from banks	419,989			467,313			361,281
Other assets	1,442,592			1,453,509			1,206,211
Unrealized (losses) gains on securities available for sale, net	(14,753)			(32,005)			21,771

Total assets	$15,791,048			$15,713,145			$14,275,283

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,064,315	$4,690	0.37%	$5,072,431	$5,354	0.42%	$4,431,929	$5,082	0.46%
Time deposits	2,661,794	9,276	1.39	2,812,582	10,185	1.45	2,815,223	12,616	1.79

Total interest bearing deposits	7,726,109	13,966	0.72	7,885,013	15,539	0.79	7,247,152	17,698	0.98
Short-term borrowings	376,150	369	0.39	237,676	253	0.43	167,864	276	0.66
Long-term borrowings (4)	2,916,670	30,452	4.18	2,918,216	30,885	4.23	2,933,165	32,150	4.38

Total interest bearing liabilities	11,018,929	44,787	1.63	11,040,905	46,677	1.69	10,348,181	50,124	1.94

Non-interest bearing deposits	3,204,242			3,111,959			2,554,909
Other liabilities	68,361			82,148			59,692
Shareholders’ equity	1,499,516			1,478,133			1,312,501

Total liabilities and shareholders’ equity	$15,791,048			$15,713,145			$14,275,283

Net interest income/interest rate spread (5)		$123,834	3.16%		$129,149	3.35%		$118,979	3.33%

Tax equivalent adjustment		(1,763)			(1,690)			(1,309)

Net interest income, as reported		$122,071			$127,459			$117,670

Net interest margin (6)			3.47%			3.65%			3.67%
Tax equivalent effect			0.05%			0.05%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.52%			3.70%			3.71%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2012 and 2011:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
			($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,127,304	$292,307	5.25%	$9,539,527	$268,710	5.63%
Taxable investments (3)	2,366,056	42,290	3.57	2,760,602	61,829	4.48
Tax-exempt investments (1)(3)	452,304	9,764	4.32	385,948	7,591	3.93
Federal funds sold and other interest bearing deposits	73,238	86	0.23	108,451	143	0.26

Total interest earning assets	14,018,902	344,447	4.91	12,794,528	338,273	5.29

Allowance for loan losses	(135,127)			(134,523)
Cash and due from banks	443,651			345,229
Other assets	1,448,051			1,218,498
Unrealized (losses) gains on securities available for sale, net	(23,379)			21,206

Total assets	$15,752,098			$14,244,938

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,068,373	$10,044	0.40%	$4,368,097	$9,761	0.45%
Time deposits	2,737,188	19,461	1.42	2,773,832	24,782	1.79

Total interest bearing deposits	7,805,561	29,505	0.76	7,141,929	34,543	0.97
Short-term borrowings	306,913	622	0.41	204,621	617	0.60
Long-term borrowings (4)	2,917,443	61,337	4.20	3,002,966	65,891	4.39

Total interest bearing liabilities	11,029,917	91,464	1.66	10,349,516	101,051	1.95

Non-interest bearing deposits	3,158,101			2,522,000
Other liabilities	75,255			65,714
Shareholders’ equity	1,488,825			1,307,708

Total liabilities and shareholders’ equity	$15,752,098			$14,244,938

Net interest income/interest rate spread (5)		$252,983	3.25%		$237,222	3.34%

Tax equivalent adjustment		(3,453)			(2,660)

Net interest income, as reported		$249,530			$234,562

Net interest margin (6)			3.56%			3.67%
Tax equivalent effect			0.05%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.61%			3.71%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2012 Compared with June 30, 2011			Six Months Ended June 30, 2012 Compared with June 30, 2011
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$22,130	$(13,378)	$8,752	$42,579	$(18,982)	$23,597
Taxable investments	(4,422)	(5,983)	(10,405)	(8,097)	(11,442)	(19,539)
Tax-exempt investments*	978	250	1,228	1,386	787	2,173
Federal funds sold and other interest bearing deposits	(51)	(6)	(57)	(43)	(14)	(57)

Total increase (decrease) in interest income	18,635	(19,117)	(482)	35,825	(29,651)	6,174

Interest Expense:
Savings, NOW and money market deposits	666	(1,058)	(392)	1,461	(1,178)	283
Time deposits	(657)	(2,683)	(3,340)	(323)	(4,998)	(5,321)
Short-term borrowings	238	(145)	93	247	(242)	5
Long-term borrowings and junior subordinated debentures	(180)	(1,518)	(1,698)	(1,845)	(2,709)	(4,554)

Total decrease in interest expense	67	(5,404)	(5,337)	(460)	(9,127)	(9,587)

Total increase (decrease) in net interest income	$18,568	$(13,713)	$4,855	$36,285	$(20,524)	$15,761

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Trust and investment services	$1,984	$1,952	$3,758	$3,975
Insurance commissions	3,283	3,657	8,719	8,080
Service charges on deposit accounts	6,086	5,642	12,032	11,292
Gains on securities transactions, net	1,204	16,492	1,047	19,171
Net impairment losses on securities recognized in earnings	(550)	-	(550)	(825)
Trading gains (losses), net
Trading securities	(151)	(106)	101	387
Junior subordinated debentures carried at fair value	1,760	(942)	520	1,947

Total trading gains (losses), net	1,609	(1,048)	621	2,334
Fees from loan servicing	1,149	1,170	2,308	2,367
Gains on sales of loans, net	3,141	1,561	6,307	5,170
Gains on sales of assets, net	256	146	288	203
Bank owned life insurance	1,632	1,880	3,591	3,586
Change in FDIC loss-share receivable	(7,022)	(2,669)	(7,112)	13,566
Other	11,258	4,752	15,616	9,403

Total non-interest income	$24,030	$33,535	$46,625	$78,322

Net gains on securities transactions decreased $15.3 million and $18.1 million for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011 mainly due to lower gains recognized on the sale of $86.7 million in U.S. Treasury and government agency securities sold during the second quarter of 2012 as compared to gains recognized on sale of $253.0 million and $492.0 million in residential mortgage-backed securities, preferred securities, and U.S. Treasury securities classified as available for sale in during the three and six months ended June 30, 2011, respectively.

Net impairment losses on securities increased $550 thousand during the quarter ended June 30, 2012 as compared to the same period in 2011 as no credit impairment losses on securities were recognized during the second quarter of 2011. During the three and six months ended June 30, 2012, we recognized $550 thousand in additional estimated credit losses on one previously impaired pooled trust preferred security. See the “Investment Securities Portfolio” section of this MD&A and Note 6 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading gains represent the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value and the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio. Net trading gains increased $2.7 million to $1.6 million for the second quarter of 2012, and decreased $1.7 million to $621 thousand for the six months ended June 30, 2012 as compared to the same periods in 2011, mainly due to the change in the non-cash mark to market adjustments on our junior subordinated debentures carried at fair value.

Net gains on sales of loans also increased $1.6 million and $1.1 million for the three and six months ended June 30, 2012, respectively, primarily due to higher volumes of conforming residential loans originated and sold into the secondary market during 2012 as compared to the same periods in 2011 due, in part, to the continued success of our low-fixed rate refinance program and the historically low level of market interest rates. We expect the positive trend in higher gains to continue as we expand our mortgage operations in Long Island, New York through our acquisition of State Bancorp on January 1, 2012 and as we increase loan sales in an effort to maintain the appropriate level of interest risk on our balance sheet.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. During the quarter ended June 30, 2012, we recognized a $7.0 million net reduction in non-interest income attributable of changes in the FDIC loss-share receivable, largely due to a $6.0 million reduction in the FDIC’s portion of estimated losses related to unused lines of credit assumed in FDIC-assisted transactions as compared to $2.7 million reduction for the same quarter in 2011. During the six months ended June 30, 2011, we recognized a $13.6 million increase mainly due to additional impairment of certain covered loan pools. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 7 to the consolidated financial statements for further details.

Other non-interest income increased $6.5 million and $6.2 million for the three months and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 largely due to the reversal of $7.4 million in purchase accounting valuation liabilities related to expired and unused lines of credit assumed in FDIC-assisted transactions that resulted in corresponding reduction in our FDIC loss-share receivable portion of such estimated losses as of the acquisition.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Salary and employee benefits expense	$51,214	$44,109	$102,240	$88,234
Net occupancy and equipment expense	16,903	15,467	34,265	32,653
FDIC insurance assessment	3,208	3,302	6,827	6,631
Amortization of other intangible assets	2,532	1,796	4,490	3,758
Professional and legal fees	3,345	3,020	6,969	6,793
Advertising	1,841	2,703	3,529	4,185
Other	12,467	12,683	27,738	24,655

Total non-interest expense	$91,510	$83,080	$186,058	$166,909

Salary and employee benefits expense increased $7.1 million and $14.0 million for the three and six months ended June 30, 2012, respectively as compared to the same periods in 2011 largely due to additional salary and benefit expenses related to employees acquired in the State Bancorp acquisition. Medical health insurance expense also contributed $1.6 million and $3.1 million to the increases from the respective comparable periods of 2011, while incentive compensation expenses related to stock awards increased $673 thousand and $1.4 million, respectively, in the three and six months ended June 30, 2012. Additionally, salary and employee benefits expenses remained relatively flat at $51.0 million as compared to the linked quarter ended March 31, 2012 as cost savings achieved from our consolidation of State Bancorp’s operations during the second quarter of 2012 were more than offset by the increase in medical health insurance expense. Our health care expenses are at times volatile due to our election to self fund a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future.

Net occupancy and equipment expenses increased $1.4 million and $1.6 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 mainly due to additional expenses associated with the 16 branches acquired from State Bancorp, partially offset by lower seasonal maintenance expenses during the 2012 periods.

Amortization of other intangible assets increased $736 thousand for the quarter ended June 30, 2012, as compared to the same period in 2011 due to our recognition of net impairment charges totaling $401 thousand on certain loan servicing rights during the second quarter of 2012, as well as additional amortization expense primarily related to core deposits intangibles assumed from State Bancorp. See Note 9 to the consolidated financial statements for additional information regarding our other intangible assets.

Advertising expense decreased $862 thousand and $656 thousand during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 mainly due to a lower volume of promotional activity during the second quarter of 2012. Advertising expense is expected to moderately increase during the third quarter of 2012 from the linked second quarter as we kick off a new promotional campaign targeted for the New York Metro area, including our new Long Island markets.

Other non-interest expense increased $3.1 million to $27.7 million for the six months ended June 30, 2012 as compared to the same period in 2011 mainly due to several general increases caused by the State Bancorp acquisition, including merger expenses totaling $902 thousand related mainly to data processing conversion charges.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 62.63 percent and 62.82 percent for the three and six months ended June 30, 2012, respectively, compared to 54.95 percent and 53.35 percent for the same periods in 2011. The negative upward movement in our efficiency ratio during 2012 as compared to the same periods of 2011 was largely attributable to declines in net gains on securities transactions and increases in non-interest expense related, in part, to higher medical health insurance expense and merger expenses. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $14.4 million and $25.2 million for the quarter ended June 30, 2012 and 2011, respectively. The provision for income taxes for the quarter ended June 30, 2012 resulted in an effective tax rate of 30.4 percent compared with 40.6 percent in the quarter ended June 30, 2011. The 10.2 percent decrease in the effective tax rate was largely due to an incremental tax provision caused by a change in state tax law recognized in the second quarter of 2011.

Income tax expense was $29.6 million and $42.3 million for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate decreased by 5.9 percent to 30.6 percent for the six months ended June 30, 2012 as compared to 36.5 percent for the same period of 2011 mainly due to the aforementioned incremental tax provision in 2011 related to a change in state tax law.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For remainder of 2012, we anticipate that our effective tax rate will approximate 32 percent.

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

The following tables present the financial data for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,975,534	$7,322,408	$2,780,083	$-	$14,078,025
Income (loss) before income taxes	14,708	29,549	6,866	(3,937)	47,186
Annualized return on average interest earning assets (before tax)	1.48%	1.61%	0.99%	N/A	1.34%

	Three Months Ended June 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,383,153	$6,236,806	$3,208,080	$-	$12,828,039
Income before income taxes	12,734	27,675	11,841	9,849	62,099
Annualized return on average interest earning assets (before tax)	1.51%	1.77%	1.48%	N/A	1.94%

Consumer Lending

The consumer lending segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans. Residential mortgage loans, including $14.8 million of covered loans, totaled approximately $2.8 billion and represented 24.2 percent of our loan portfolio at June 30, 2012. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average assets for the three months ended June 30, 2012 increased $592.4 million from $3.4 billion for the second quarter of 2011. The increase was mainly due to the strong organic growth in our non-covered residential mortgage loans caused by the sustained low level of market interest rates during the first quarter of 2012, our aggressive promotion of our mortgage refinance programs, and our decision to hold for investment many of our new loan originations (approximately 81 percent) rather than sell them into the secondary market based on the current yields available on other investment alternatives and the composition of our balance sheet. Home equity loans also moderately increased from the 2011 period due to PCI loans acquired from State Bancorp. Partially offsetting these increases, automobile loan balances declined as compared to the second quarter of 2011 as, prior to the second quarter of 2012, the loan originations have been unable to outpace principal repayments due to numerous reasons, including the weak economy, high unemployment, and strong competition for quality loan credits.

Income before income taxes increased $2.0 million to $14.7 million for the three months ended June 30, 2012 as compared with the same period in 2011 mainly due to higher net interest income resulting from higher average loan balances, a lower provision for loan losses mainly due to improved performance and outlook for our automobile loan portfolio and an increase in other non-interest income, partially offset by a $2.9 million increase in the internal transfer expense.

The net interest margin decreased 40 basis points to 3.32 percent for the second quarter of 2012 as a result of a 68 basis point decrease in interest yield, partially offset by a 28 basis point decrease in costs associated with our funding sources.

During the second quarter of 2012, our cost of funds continued to be positively impacted by the run-off of maturing high cost certificates of deposit, lower interest rates offered on most of our deposit products, and interest rate modifications to certain long-term borrowings during the fourth quarter of 2011 and the first half of 2012.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $64.5 million of covered loans, totaled approximately $2.2 billion and represented 19.5 percent of the total loan portfolio at June 30, 2012. Commercial real estate loans and construction loans, including $143.5 million of covered loans, totaled $5.0 billion and represented 43.7 percent of the total loan portfolio at June 30, 2012.

Average assets within commercial lending increased $1.1 billion to $7.3 billion for the three months ended June 30, 2012 as compared to the second quarter of 2011. This increase was primarily attributable to loans acquired in the State Bancorp acquisition and purchased during the first quarter of 2012, as well as organic commercial real estate loan growth.

For the three months ended June 30, 2012, income before income taxes increased $1.9 million to $29.5 million as compared to the same quarter in 2011 mainly due to increases in net interest income and non-interest income, partially offset by higher internal transfer expense and higher provision for loan losses. The net interest income increased $9.2 million as compared with the second quarter of 2011 and was mainly driven by higher average loan balances coupled with lower cost of funds, partially offset by a 44 basis point decline in loan yields. Non-interest income increased $2.4 million compared with the same period a year ago and was mostly attributable to other income resulting from the reversal of a purchase accounting liability for unused lines of credit assumed from State Bancorp which subsequently expired in 2012. The provision for loan losses increased $3.2 million to $7.4 million as compared to $4.2 million for the same quarter in 2011, mainly due to higher net charge-offs and increased specific reserves for impaired loans.

The net interest margin decreased 16 basis points to 4.31 percent for the second quarter of 2012 as compared to the same quarter one year ago mainly as a result of a 44 basis point decrease in yield on average loans, partially offset by the 28 basis point decrease in the costs of our funding sources. The yield on average loans was negatively impacted by a high volume of prepayments of higher yielding loans, and refinanced and new loans originated at lower rates during the second quarter of 2012.

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

Average investments decreased $428.0 million to $2.8 billion during the second quarter of 2012 as compared to the same quarter in 2011 primarily due to significant principal payments and prepayments received on residential mortgage-backed securities, security sales, and a lower level of excess liquidity available for reinvestment due to funding of strong loan growth. During the second quarter of 2012, we continued to retain a substantial portion of our residential mortgage loan originations, included in our consumer lending segment, to offset the decline in our residential mortgage-backed securities portfolio due to normal payments and prepayments of principal. Currently, the yields on our mortgage loan originations are more attractive than most mortgage-backed security investment alternatives.

Income before income taxes decreased $5.0 million to $6.9 million for the second quarter of 2012 compared to the three months ended June 30, 2011 primarily due to a $5.9 million decrease in net interest income, partially offset by a $1.2 million decrease in the internal transfer expense. The decrease in net interest income was mainly driven by a 70 basis point decline in the yield on investments resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates and accelerated premium amortization on certain mortgage-backed securities, partially offset by lower cost of funds.

The net interest margin decreased 42 basis points to 2.40 for the second quarter of 2012 as compared to the same quarter one year ago mainly as a result of the 70 basis point decrease in the yield on investments, partially offset by lower costs associated with our funding sources.

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

The loss before income taxes for the corporate segment was $3.9 million for the three months ended June 30, 2012, a decrease of $13.7 million from $9.8 million income for the same quarter in 2011. The decrease was mainly due to a $13.5 million decrease in non-interest income during the second quarter of 2012. This decrease was mainly attributable to a $15.3 million decrease in net gains on securities transactions, partially offset by a $2.7 million increase in net trading gains during the second quarter of 2012 primarily due to non-cash mark to market losses on our trust preferred debentures carried at fair value.

The following tables present the financial data for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,851,981	$7,275,323	$2,891,598	$-	$14,018,902
Income (loss) before income taxes	27,713	66,911	14,034	(11,663)	96,995
Annualized return on average interest earning assets (before tax)	1.44%	1.84%	0.97%	N/A	1.38%

	Six Months Ended June 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,344,247	$6,195,280	$3,255,001	$-	$12,794,528
Income (loss) before income taxes	28,300	53,787	23,201	10,499	115,787
Annualized return on average interest earning assets (before tax)	1.69%	1.74%	1.43%	N/A	1.81%

Consumer Lending

Average interest earning assets for the six months ended June 30, 2012 increased $507.7 million as compared to the same period in 2011. This increase reflects the aforementioned growth in our residential mortgage portfolio due, in part, to the prolonged low level of market interest rates, partially offset by declines in our automobile and home equity loan portfolios as compared to one year ago.

Income before income taxes was $27.7 million for the six months ended June 30, 2012 and remained relatively unchanged as compared to the same period in 2011. Net interest income increased $2.7 million for the first half of 2012 as compared to the same period in 2011 mainly due the high volume of new mortgage loan originations over the last twelve months. The provision for loan losses was $2.6 million for the six months ended June 30, 2012, representing a decline of $1.2 million as compared to the same period of 2011. The decrease mostly reflected lower levels of loan charge-offs and an improved outlook for the automobile loan portfolio.

The net interest margin decreased 35 basis points to 3.38 percent for the six months ended June 30, 2012 as compared to the same period of 2011 due to a 62 basis point decrease in interest yield, partially offset by a 27 basis point decrease in costs associated with our funding sources.

Commercial Lending

Average interest earning assets for the six months ended June 30, 2012 increased $1.1 billion as compared to the same period in 2011. This increase mainly reflects loans acquired in the State Bancorp acquisition and purchased during the first quarter of 2012, as well as organic growth within the commercial real estate loan portfolio due to solid loan demand from a broad range of borrowers within our primary markets, as well as our continued emphasis on co-op loan lending in the New York Metro area.

For the six months ended June 30, 2012, income before income taxes increased $13.1 million to $66.9 million compared with the same period one year ago. The increase was primarily due to higher net interest income coupled with a decline in the provision for loan losses, partially offset by a decrease in non-interest income and higher internal transfer expense. Net interest income increased $24.2 million during the first half of 2012 to $162.3 million as compared to $138.0 million for the same period in 2011 and was mainly driven by higher average loan balances. The provision for loan losses decreased $15.9 million during the first six months of 2012 as compared to the same period in 2011 due to an $18.1 million decline in the provision for covered loan loans, partially offset by a slightly higher provision for non-covered loans. Non-interest income decreased $13.3 million for the six months ended June 30, 2012 as compared to the same period in 2011 mainly due to other income recognized in 2011 resulting from an increase in our FDIC loss-share receivable related to covered loan pools with additional impairment after the date of acquisition. Internal transfer expense increased $12.0 million to $61.3 million for the six months ended June 30, 2012 as compared to the same period of 2011 primarily due to additional costs associated with our acquisition of State Bancorp and higher allocations due to the increased size of the commercial loan portfolio.

The net interest margin was 4.46 percent for the six months ended June 30, 2012 and remained relatively unchanged from the same period of 2011 as a 26 basis point decrease in the yield on average loans was entirely offset by 27 basis point decrease in the costs of our funding sources.

Investment Management

Average investments decreased $363.4 million during the six months ended June 30, 2012 as compared to the same period one year ago primarily due to normal and accelerated repayments of principal and lower reinvestment due to solid loan growth and lower levels of excess liquidity.

Income before income taxes decreased $9.2 million to $14.0 million for the six months ended June 30, 2012 compared to $23.2 million for the same period of 2011 primarily due to an $11.0 million decrease in net interest income, partly offset by a $1.9 million decrease in the internal transfer expense due to the decline in average investments.

The net interest margin decreased 40 basis points during the first half of 2012 as compared to the same period one year ago as a result of a 67 basis point decrease in yield on investments, partially offset by a 27 basis point decrease in costs associated with our funding sources. The net interest margin for investment management was negatively impacted by the repayment and sales of certain higher yielding securities over the last twelve month period that were mostly replaced with securities yielding lower current market interest rates.

Corporate Segment

The income before income taxes for the corporate segment decreased $22.2 million to a $11.7 million loss for the six months ended June 30, 2012 as compared to a $10.5 million gain for the same period of 2011. Non-interest income decreased $20.0 million for the first six months of 2012 primarily due to an $18.1 million decrease in net gains on securities transactions and a $1.7 million decrease in net trading gains mainly due to non-cash mark to market gains on our trust preferred debentures carried at fair value.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2012. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2012. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2012. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2012 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2012. The model utilizes an immediate parallel shift in the market interest rates at June 30, 2012.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$2,506	0.51%
+100	(1,005)	(0.20)
-100	(336)	(0.07)

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

As noted in the table above, we are more susceptible to an increase in interest rates under a scenario with an immediate parallel change in the level of market interest rates than a decrease in interest rates under the same assumptions. A 100 basis point immediate increase in interest rates is projected to moderately decrease net interest income over the next twelve months by 0.20 percent. Our balance sheet sensitivity to such a move in interest rates is partly due to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis points immediate increase scenario in our simulation. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we have positioned a large portion of our investment portfolio in short-duration securities and residential mortgage-backed securities that will allow us to benefit from a potential rise in interest rates. In addition to these asset balances repricing, we expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. However, many of the residential mortgage-backed securities have rapidly paid down in the current low interest rate environment, and the resulting acceleration of the securities’ premium amortization has negatively impacted our interest income during the six months ended June 30, 2012 and may continue to do so if the market interest rates remain relatively low.

Our interest rate caps and swaps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates. We have cash flow hedge interest rate caps with a $300 million notional value, which protect us from upward increases in interest rates on certain deposits and short-term borrowings. During the third quarter of 2011, two of the cash flow hedge interest rate swaps with a notional amount of $200 million began to pay fixed and receive floating rates. The other two swaps totaling $100 million will begin to pay fixed and receive floating rates in July 2012. The floating rate leg of the transaction is indexed to the U.S. prime rate as reported by The Wall Street Journal. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the current low and expected future levels of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate caps and swaps are expected to have a moderately negative impact on our net interest income over the next twelve-month period. See Note 13 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at June 30, 2012.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.3 billion, representing 9.2 percent of earning assets, at June 30, 2012 and $1.2 billion, representing 9.8 percent of earning assets, at December 31, 2011. Of the $1.3 billion of liquid assets at June 30, 2012, approximately $378 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $613 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2012) are projected to be approximately $4.1 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $9.7 billion and $8.6 billion for the second quarter of 2012 and for the year ended December 31, 2011, respectively, representing 68.8 percent and 67.0 percent of average earning assets for the same periods of 2012 and 2011, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2012, our borrowing capacity under the Fed’s discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”). Our short-term borrowings increased $310.3 million to $523.1 million at June 30, 2012 as compared to $212.8 million at December 31, 2011 due to overnight federal funds purchased and FHLB advances totaling $225.0 million and $150.0 million, respectively, partially offset by a decrease in short-term customer repo balances. At June 30, 2012, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of June 30, 2012, we had approximately $1.8 billion, $688.8 million, and $22.0 million in held to maturity, available for sale and trading securities, respectively. At June 30, 2012, our investment portfolio was comprised of U.S Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 16 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), corporate bonds (most of which were purchased prior to the financial crisis in 2008 and 2009) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities, equity securities, and corporate bonds may pose a higher risk of future impairment charges to us as a result of the persistently weak economic conditions and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

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

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not we expect to collect all contractual cash flows. See “Other-Than-Temporary Impairment Analysis” section of Note 6 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2012.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Held to maturity
Investment grades:*
AAA Rated	$1,213,875	$57,698	$(78)	$1,271,495
AA Rated	199,538	11,168	(235)	210,471
A Rated	31,343	951	(151)	32,143
BBB Rated	172,582	8,134	(2,678)	178,038
Non-investment grade	10,491	-	(4,902)	5,589
Not rated	177,549	827	(15,390)	162,986

Total investment securities held to maturity	$1,805,378	$78,778	$(23,434)	$1,860,722

Available for sale
Investment grades:*
AAA Rated	$420,872	$12,935	$(177)	$433,630
AA Rated	3,229	176	-	3,405
A Rated	44,045	2,106	(7,973)	38,178
BBB Rated	74,712	2,182	(6,320)	70,574
Non-investment grade	76,984	1,800	(3,487)	75,297
Not rated	71,760	1,681	(5,737)	67,704

Total investment securities available for sale	$691,602	$20,880	$(23,694)	$688,788

*	Rated using external rating agencies (primarily S&P and Moody's). Ratings categories include the entire range. For example, "A rated" includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes investments with non-investment grade ratings with amortized costs and unrealized losses totaling $10.5 million and $4.9 million, respectively, at June 30, 2012. The unrealized losses for this category primarily relate to one single-issuer trust preferred security. The held to maturity portfolio also includes $177.5 million in investments not rated by the rating agencies with aggregate unrealized losses of $15.4 million at June 30, 2012. The unrealized losses for this category almost entirely relate to 5 single-issuer bank trust preferred issuances with a combined amortized cost of $45.9 million. All single-issuer bank trust preferred and corporate debt securities classified as held to maturity, including the aforementioned five securities, are paying in accordance with their terms, have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2012, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $77.0 million and $75.3 million, respectively, at June 30, 2012. The $3.5 million in unrealized losses for this category are largely related to 3 private label mortgage-backed securities (including one security with additional estimated credit impairment during the second quarter of 2012) and 2 pooled trust preferred securities found to be other-than-temporarily impaired prior to 2012. The available for sale portfolio also includes investments not rated by the rating agencies with aggregate fair values and unrealized losses of $71.8 million and $5.7 million, respectively, at June 30, 2012. The unrealized losses for this category are largely attributable to trust preferred securities issued by one bank holding company that were other-than-temporarily impaired at December 31, 2011. See further details regarding the impaired securities in the “Other-than-temporarily impaired securities” section below.

Other-Than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley.

During the three months ended June 30, 2012, we recorded additional estimated credit impairment charges in earnings totaling $550 thousand on one of the six impaired private label mortgage-backed securities. For the six months ended June 30, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. See Note 6 to the consolidated financial statements for further details.

Loan Portfolio

Purchased Credit-Impaired (“PCI”) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At June 30, 2012, our non-covered loan portfolio includes approximately $1.1 billion of PCI loans acquired from State Bancorp and purchased from another financial institution during the first quarter of 2012. See further details regarding these transactions and the non-covered PCI loans at Notes 3 and 7 to the consolidated financial statements and our MD&A discussion below.

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,165,656	$2,170,378	$1,878,387	$1,833,211	$1,825,782
Commercial real estate:
Commercial real estate	4,441,026	4,347,542	3,574,089	3,524,891	3,486,597
Construction	411,639	430,906	411,003	401,166	413,951

Total commercial real estate	4,852,665	4,778,448	3,985,092	3,926,057	3,900,548

Residential mortgage	2,745,101	2,531,166	2,285,590	2,172,601	2,147,362
Consumer:
Home equity	499,749	507,560	469,604	477,517	484,812
Automobile	778,181	764,082	772,490	785,443	807,489
Other consumer	155,963	145,703	136,634	122,862	116,606

Total consumer loans	1,433,893	1,417,345	1,378,728	1,385,822	1,408,907

Total non-covered loans	11,197,315	10,897,337	9,527,797	9,317,691	9,282,599

Covered loans (1)	226,537	252,185	271,844	282,396	308,424

Total loans (2)	$11,423,852	$11,149,522	$9,799,641	$9,600,087	$9,591,023

As a percent of total loans:
Commercial and industrial	18.9%	19.4%	19.2%	19.2%	19.0%
Commercial real estate	42.5	42.9	40.6	40.9	40.7
Residential mortgage	24.0	22.7	23.3	22.6	22.4
Consumer loans	12.6	12.7	14.1	14.4	14.7
Covered loans	2.0	2.3	2.8	2.9	3.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $1.2 million, $4.4 million, $7.5 million, $7.9 million, and $7.7 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased approximately $300.0 million to $11.2 billion at June 30, 2012 from March 31, 2012 and $1.7 billion from December 31, 2011. The quarter over quarter increase was mainly attributable to organic loan growth in residential mortgage loans and commercial real estate portfolios (excluding construction loans), partially offset by decreases in several other loan categories during the second quarter of 2012. The $1.7 billion increase from December 31, 2011 was largely the result of PCI loans acquired from State Bancorp on January 1, 2012 and the organic loan growth experienced in the residential mortgage and commercial real estate loan portfolios during the first half of 2012.

Commercial and industrial loans remained relatively unchanged from March 31, 2012 due to soft loan demand coupled with strong competition for quality credits. Although we are encouraged by new lending opportunities, partly caused by our expansion into the Long Island, New York marketplace during 2012, we believe these difficult lending conditions may continue to challenge our ability to achieve significant loan growth in this category during the remainder of 2012 as economic uncertainty has tempered loan demand.

Commercial real estate loans (excluding construction loans) increased $93.5 million, or 8.6 percent on an annualized basis, from March 31, 2012. The continued quarter over quarter growth in this loan category is largely a product of our strong business emphasis on co-op loan lending in the New York Metro area and increased new loan demand across a broad range of borrowers in our primary markets, as well as a increase loan activity generated from our acquisition of State Bancorp in the first quarter of 2012. However, construction loans decreased $19.3 million from March 31, 2012 due to continued paydowns, as loan demand has remained tepid due to the current state of the U.S. economy and slow growth in new homes sales.

Residential mortgage loans increased $213.9 million from March 31, 2012 primarily due to solid organic growth seen from the continued success of our low fixed-price refinance programs and the current low level of market interest rates. During the second quarter of 2012, we internally originated over $478 million in new and refinanced residential mortgage loans. We continued to retain a majority of our residential mortgage loan originations (81 percent during the second quarter of 2012 as compared to 79 percent in the first quarter of 2012) and hold them for investment purposes rather than sell the loans in the secondary market. Our decision to retain certain mortgage originations is based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. During the third quarter of 2012, we intend to sell a much higher percentage of our new and refinanced residential mortgage loan origination in an effort to increase gains within our non-interest income while maintaining an acceptable level of interest rate risk on our balance sheet.

Total consumer loans increased $16.5 million from March 31, 2012 mainly due to an increase in automobile loans, partially offset by a decrease in home equity loans. Automobile loans increased $14.1 million from March 31, 2012 mainly due to a stronger consumer demand, expanded dealer relationships, and some improvement in market rate pricing that has allowed us to more efficiently compete for quality credits. Home equity loans decreased by $7.8 million from March 31, 2012, as loan origination volumes continued to be outpaced by normal loan payments and prepayments during the second quarter of 2012 due to, among other factors, many borrowers electing to rollover loan balances into refinanced first residential mortgages, high unemployment levels, as well as our strict underwriting standards.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of the aforementioned loans acquired and purchased in the first quarter of 2012 and covered loans for which the Bank will share losses with the FDIC which totaled $1.1 billion and $226.5 million, respectively, at June 30, 2012. Our covered loans, consisting primarily of commercial real estate loans and commercial and industrial loans, were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. As required by U.S. GAAP, all of our PCI loans are accounted under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

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

At the time of acquisition, the estimated cash flows on our PCI loans were derived based on observable market information, as well as Valley’s own specific assumptions regarding each loan. Valley performed credit due diligence on the majority of the loans acquired in 2012 and the FDIC-assisted transactions. In addition, Valley engaged a third party to perform credit valuations and expected cash flow forecasts on the acquired loans. The initial expected cash flows for loans accounted for under ASC Subtopic 310-30 were prepared on a loan-level basis utilizing the assumptions developed by Valley in conjunction with the third party. In accordance with ASC Subtopic 310-30, the individual loan-level cash flow assumptions were then aggregated on the basis of pools of loans with similar risk characteristics. Thereafter, on a quarterly basis, Valley analyzes the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. In re-forecasting future estimated cash flow, Valley will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which Valley does not reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$1,165,169	$171,450	$-	$-
Acquisitions	-	-	-	-
Accretion	15,625	(15,625)	-	-
Payments received	(66,344)	-	-	-

Balance, end of the period	$1,114,450	$155,825	$-	$-

Covered loans:
Balance, beginning of the period	$238,657	$58,352	$316,429	$109,435
Accretion	4,760	(4,760)	8,706	(8,706)
Payments received	(27,321)	-	(35,283)	-
Net increase in expected cash flows	-	-	-	788
Transfers to other real estate owned	(1,330)	-	(935)	-
Provision for losses on covered loans	-	-	788	-

Balance, end of the period	$214,766	$53,592	$289,705	$101,517

	Six Months Ended June 30,
	2012		2011
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$-	$-	$-	$-
Acquisitions	1,216,203	186,262	-	-
Accretion	30,437	(30,437)	-	-
Payments received	(132,190)	-	-	-

Balance, end of the period	$1,114,450	$155,825	$-	$-

Covered loans:
Balance, beginning of the period	$258,316	$66,724	$350,277	$101,052
Accretion	13,132	(13,132)	16,518	(16,518)
Payments received	(50,757)	-	(58,061)	-
Net increase in expected cash flows	-	-	-	16,983
Transfers to other real estate owned	(5,925)	-	(935)	-
Provision for losses on covered loans	-	-	(18,094)	-

Balance, end of the period	$214,766	$53,592	$289,705	$101,517

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $11.8 million and $13.5 million at June 30, 2012 and December 31, 2011, respectively, as compared to $18.7 million at June 30, 2011. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the six months ended June 30, 2011, we recorded a provision for losses on covered loans totaling $18.1 million as a component of our provision for credit losses in the consolidated statement of income. The 2011 provision for losses on covered loans was partially offset by an increase in our FDIC loss-share receivable of $16.9 million during the six months ended June 30, 2011 for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements (see table in the next section below).

Although we recognized credit impairment for certain pools in 2011 and 2010, on an aggregate basis the acquired pools of covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. We reduced the FDIC loss-share receivable by $2.2 million and $3.9 million during the three and six months ended June 30, 2012, respectively, due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable.

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

The following table presents changes in FDIC loss-share receivable for three and six months ended June 30, 2012 and 2011:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
		(in thousands)
Balance, beginning of the period	$69,928	$90,642	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	81	145	162	291
Effect of additional cash flows on covered loans (prospective recognition)	(2,231)	(2,760)	(3,868)	(5,278)
(Decrease) increase due to (recovery) impairment on covered loans	-	(747)	-	16,932
Other reimbursable expenses	1,088	693	2,554	1,621
Reimbursements from the FDIC	(3,165)	(7,794)	(7,537)	(22,746)
Other	(5,960)	-	(5,960)	-

Balance, end of the period	$59,741	$80,179	$59,741	$80,179

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $7.0 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and a $7.1 million reduction and a $13.6 million increase to non-interest income for the six months ended June 30, 2012 and 2011, respectively. The second quarter and the first six months of 2012 reductions in non-interest income included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which have expired.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consist of four aircraft and several automobiles at June 30, 2012. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets at June 30, 2012, but has increased since December 31, 2011 as shown in the table below.

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

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	($ in thousands)
Accruing past due loans: (1)
30 to 89 days past due:
Commercial and industrial	$2,275	$5,531	$4,347	$9,866	$10,915
Commercial real estate	11,483	8,897	13,115	22,220	7,710
Construction	270	9,312	2,652	—	1,710
Residential mortgage	10,148	12,988	8,496	12,556	13,819
Consumer	5,872	5,330	8,975	9,456	8,661

Total 30 to 89 days past due	30,048	42,058	37,585	54,098	42,815

90 or more days past due:
Commercial and industrial	512	—	$657	164	12
Commercial real estate	—	711	422	268	1,682
Construction	—	—	1,823	2,216	—
Residential mortgage	727	1,749	763	721	687
Consumer	246	214	351	483	319

Total 90 or more days past due	1,485	2,674	4,016	3,852	2,700

Total accruing past due loans	$31,533	$44,732	$41,601	$57,950	$45,515

Non-accrual loans:(1)
Commercial and industrial	$12,652	$24,196	$26,648	$16,737	$15,882
Commercial real estate	61,864	47,433	42,186	41,453	43,041
Construction	16,502	17,704	19,874	14,449	22,004
Residential mortgage	32,045	32,291	31,646	31,401	29,815
Consumer	3,165	3,583	3,910	3,645	3,009

Total non-accrual loans	126,228	125,207	124,264	107,685	113,751

Other real estate owned (“OREO”) (2)	14,724	14,119	15,227	14,091	10,797
Other repossessed assets	8,548	1,769	796	822	929
Non-accrual debt securities(3)	45,921	38,502	27,151	—	—

Total non-performing assets (“NPAs”)	$195,421	$179,597	$167,438	$122,598	$125,477

Performing troubled debt restructured loans	$113,610	$96,152	$100,992	$103,690	$101,444
Total non-accrual loans as a % of loans	1.10%	1.12%	1.27%	1.12%	1.19%
Total NPAs as a % of loans and NPAs	1.68	1.59	1.27	1.26	1.29
Total accruing past due and non-accrual loans as a % of loans	1.38	1.52	1.69	1.73	1.66
Allowance for losses on non-covered loans as a % of non-accrual loans	93.55	95.32	96.79	114.01	105.41

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.
(2)

This table excludes OREO properties related to the FDIC-assisted transactions totaling $11.2 million, $11.0 million, $6.4 million, $6.2 million, and 6.7 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)

Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of unrealized losses totaling $5.8 million, $13.2 million and $24.6 million at June 30, 2012, March 31, 2012 and December 31, 2011, respectively.

Total NPAs increased $15.8 million to $195.4 million at June 30, 2012 from March 31, 2012 mainly due to one new non-accrual commercial real estate loan totaling $11.8 million and a $7.4 million increase in the estimated fair value of non-accrual debt securities (consisting of other-than-temporarily impaired trust preferred securities classified as available for sale) totaling $45.9 million at June 30, 2012. The increase in the carrying value of non-accrual debt securities from December 31, 2011 was entirely due to a decrease in the unrealized losses (or non-credit impairment) on such securities. There was no change in the number of debt securities on non-accrual status during the six months ended June 30, 2012.

Loans past due 30 to 89 days decreased $12.0 million to $30.0 million at June 30, 2012 compared to March 31, 2012 mainly due to lower delinquencies within construction loans and commercial and industrial loans partially offset by an increase in delinquencies within commercial real estate loans. Commercial real estate loans within this past due category increased $2.6 million to $11.5 million at June 30, 2012 mainly due to the inclusion of two new potential problem loans totaling $6.5 million. A potential problem loan is a performing loan for which management has concerns about the ability of the borrower to comply with the loan repayment terms and which may result in a non-performing loan. Of the $6.5 million, approximately $2.1 million is estimated to be at risk after collateral values and guarantees are taken into consideration. Our decision to characterize such performing loans as potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default.

Loans past due 90 days or more and still accruing decreased $1.2 million to $1.5 million at June 30, 2012 compared to $2.7 million at March 31, 2012. The decrease was mainly due to declines in the residential mortgage and commercial real estate loan categories caused by loans that are no longer past due.

Non-accrual loans increased $1.0 million to $126.2 million at June 30, 2012 as compared to $125.2 million at March 31, 2012 mainly due to the new non-accrual commercial real estate loan with a recorded investment totaling $11.8 million, partially offset by the migration of two commercial loans secured by aircraft to other repossessed assets during the second quarter of 2012, totaling $9.2 million prior to transfer. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $201.4 million and had $22.0 million in related specific reserves included in our total allowance for loan losses at June 30, 2012.

OREO (which consists of 25 commercial and residential properties) and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled $14.7 million and $8.5 million, respectively, at June 30, 2012 as compared to $14.1 million and $1.8 million, respectively, at March 31, 2012. The $6.7 million increase in other repossessed assets was due to the transfer of two aircraft at their estimated fair values (less selling costs) of $6.6 million that collateralized two non-accrual commercial loans. The transfers resulted in partial loan charge-offs totaling $2.6 million to our allowance of loan losses during the second quarter of 2012.

Troubled debt restructured loans (“TDRs”) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $113.6 million at June 30, 2012 and consisted of 85 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 71 loans totaling $96.2 million at March 31, 2012. On an aggregate basis, the $113.6 million in performing TDRs at June 30, 2012 had a modified weighted average interest rate of approximately 4.73 percent as compared to a pre-modification weighted average interest rate of 5.72 percent.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
			($ in thousands)
Average loans outstanding	$11,297,942	$10,956,666	$9,619,959	$11,127,304	$9,539,527

Beginning balance - Allowance for credit losses	$135,576	$136,185	$141,722	$136,185	$126,504

Loans charged-off:
Commercial and industrial	(5,406)	(4,807)	(3,056)	(10,213)	(9,728)
Commercial real estate	(4,895)	(570)	(3,631)	(5,465)	(4,454)
Construction	(484)	(510)	—	(994)	—
Residential mortgage	(583)	(1,176)	(443)	(1,759)	(1,226)
Consumer	(1,015)	(1,483)	(1,355)	(2,498)	(3,113)

	(12,383)	(8,546)	(8,485)	(20,929)	(18,521)

Charged-off loans recovered:
Commercial and industrial	1,304	1,005	741	2,309	1,189
Commercial real estate	66	120	5	186	26
Construction	50	—	197	50	197
Residential mortgage	111	514	69	625	90
Consumer	407	601	618	1,008	1,220

	1,938	2,240	1,630	4,178	2,722

Net charge-offs*	(10,445)	(6,306)	(6,855)	(16,751)	(15,799)
Provision charged for credit losses	7,405	5,697	6,026	13,102	30,188

Ending balance - Allowance for credit losses	$132,536	$135,576	$140,893	$132,536	$140,893

Components of allowance for credit losses:
Allowance for non-covered loans	$118,083	$119,342	$119,907	$118,083	$119,907
Allowance for covered loans	11,771	13,528	18,719	11,771	18,719

Allowance for loan losses	129,854	132,870	138,626	129,854	138,626

Allowance for unfunded letters of credit	2,682	2,706	2,267	2,682	2,267

Allowance for credit losses	$132,536	$135,576	$140,893	$132,536	$140,893

Components of provision for credit losses:
Provision for losses on non-covered loans	$7,429	$5,374	$6,422	$12,803	$11,627
Provision for losses on covered loans	—	—	(788)	—	18,094

Provision for loan losses	7,429	5,374	5,634	12,803	29,721

Provision for unfunded letters of credit	(24)	323	392	299	467

Provision for credit losses	$7,405	$5,697	$6,026	$13,102	$30,188

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.31%	0.23%	0.26%	0.27%	0.21%
Ratio of total net charge-offs to average loans outstanding	0.37	0.23	0.29	0.30	0.33
Allowance for non-covered loan losses as a % of non-covered loans	1.05	1.10	1.29	1.05	1.29
Allowance for credit losses as a % of total loans	1.16	1.22	1.47	1.16	1.47

*	Includes $1.8 million of covered loan charge-offs for both the three and six months ended June 30, 2012 and $639 thousand and $5.8 million for the three and six months ended June 30, 2011, respectively. These charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

Net loan charge-offs totaling $10.4 million for the second quarter of 2012 increased $4.1 million and $3.6 million from the three months ended March 31, 2012 and June 30, 2011, respectively. During the second quarter of 2012, the net charge-offs on non-covered loans totaled $8.7 million and were largely related to a $4.6 million partial charge-off of one non-performing impaired commercial real estate loan based upon its lower collateral valuation at June 30, 2012, as well as $2.6 million in combined partial charge-offs of two commercial loans resulting from the transfer of their collateral (two aircraft) to other repossessed assets. Loan charge-offs of impaired covered loan pools totaled $1.8 million during the second quarter of 2012 as compared to $5.8 million for the second quarter of 2011. There were no loan charge-offs in our impaired covered loan pools during the first quarter of 2012. Charge offs on impaired covered loan pools are substantially covered by loss-sharing agreements with the FDIC.

The provision for credit losses totaled $7.4 million for the second quarter of 2012 as compared to $5.7 million for the linked first quarter of 2012 and $6.0 million for the second quarter of 2011. The increase from the prior periods is mainly due to a higher net charge-offs and increased specific reserves for impaired loans, partially offset by improved performance and economic outlook mainly within the consumer loan portfolio. During the first six months of 2012, we did not record provision for losses on covered loans related to credit impairment of the certain pools of covered loans and/or decreases in the additional cash flows expected to be collected due to changes in estimates after acquisition. Comparatively we recorded a $788 thousand reduction in the provision for covered loans losses during the second quarter of 2011 and a $18.1 million provision for the six months ended June 30, 2011.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2012		March 31, 2012		June 30, 2011
	Allowance Allocation	Allocation as a % of Loan Category (2)	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
			($ in thousands)
Loan Category:
Commercial and Industrial loans (1)	$63,521	2.93%	$65,061	3.00%	$59,919	3.28%

Commercial real estate loans:
Commercial real estate	20,900	0.47%	18,568	0.43%	18,310	0.53%
Construction	12,632	3.07%	13,337	3.10%	13,863	3.35%

Total commercial real estate loans	33,532	0.69%	31,905	0.67%	32,173	0.82%

Residential mortgage loans	10,678	0.39%	9,775	0.39%	10,913	0.51%

Consumer loans:
Home equity	1,872	0.37%	2,245	0.44%	2,791	0.58%
Auto and other consumer	3,937	0.42%	5,695	0.63%	8,284	0.90%

Total consumer loans	5,809	0.41%	7,940	0.56%	11,075	0.79%
Unallocated	7,225	-	7,367	-	8,094	-

Allowance for non-covered loans and unfunded letters of credit	120,765	1.08%	122,048	1.12%	122,174	1.32%
Allowance for covered loans	11,771	5.20%	13,528	5.36%	18,719	6.07%

Total allowance for credit losses	$132,536	1.16%	$135,576	1.22%	$140,893	1.47%

(1)	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 1.08 percent at June 30, 2012 as compared to 1.12 percent and 1.32 percent at March 31, 2012 and June 30, 2011, respectively. The allocation percentages in the commercial and commercial real estate loan categories shown in the table above increased from June 30, 2011 largely due to non-covered PCI loans acquired from State Bancorp on January 1, 2012 and commercial real estate loans purchased from another financial institution in March 2012. The PCI loans have been recorded at fair value based on an initial estimate of expected cash flows, including a reduction for estimated credit losses and, in the case of State Bancorp, without carryover of the loan portfolio’s historical allowance for loan losses. The PCI loans are accounted for on a pool basis and were initially recorded net of fair valuation discounts related to credit totaling over $53 million and $5 million, respectively, which may be used to absorb potential future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Additionally, the allocated reserves for auto and other consumer loans declined from March 31, 2012 as loss experience and the outlook for the automobile portfolio continued to improve during the second quarter of 2012. Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $1.1 billion) was 1.20 percent at June 30, 2012 as compared to 1.25 percent and 1.32 percent at March 31, 2012 and June 30, 2011, respectively.

Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at June 30, 2012.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2012 and December 31, 2011, shareholders’ equity totaled approximately $1.5 billion and $1.3 billion or 9.4 percent and 8.9 percent of total assets, respectively. During the six months ended June 30, 2012, total shareholders’ equity increased $236.8 million mainly due to the additional capital issued in the State Bancorp acquisition totaling $208.4 million, net income of $67.4 million, a $18.6 million decrease in our accumulated other comprehensive loss, $4.1 million in net proceeds from 338 thousand shares from the reissuance of treasury stock and authorized common shares issued under our dividend reinvestment plan, partially offset by cash dividends declared on common stock totaling $64.4 million.

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at June 30, 2012 and December 31, 2011.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			($ in thousands)
As of June 30, 2012
Total Risk-based Capital
Valley	$1,432,205	12.2%	$941,966	8.0%	$	N/A	N/A%
Valley National Bank	1,361,774	11.6	940,317	8.0		1,175,396	10.0
Tier 1 Risk-based Capital
Valley	1,239,669	10.5	470,983	4.0		N/A	N/A
Valley National Bank	1,169,238	10.0	470,158	4.0		705,238	6.0
Tier 1 Leverage Capital
Valley	1,239,669	8.1	611,877	4.0		N/A	N/A
Valley National Bank	1,169,238	7.7	611,044	4.0		763,805	5.0

As of December 31, 2011
Total Risk-based Capital
Valley	$1,312,945	12.8%	$823,705	8.0%	$	N/A	N/A%
Valley National Bank	1,255,714	12.3	819,274	8.0		1,024,092	10.0
Tier 1 Risk-based Capital
Valley	1,124,833	10.9	411,853	4.0		N/A	N/A
Valley National Bank	1,067,602	10.4	409,637	4.0		614,455	6.0
Tier 1 Leverage Capital
Valley	1,124,833	8.1	557,210	4.0		N/A	N/A
Valley National Bank	1,067,602	7.7	555,785	4.0		694,731	5.0

Valley’s Tier 1 capital position included $186.3 million and $176.3 million of its outstanding trust preferred securities issued by capital trusts as of June 30, 2012 and December 31, 2011, respectively. The net increase of $10 million was attributable to $20 million of trust preferred securities assumed in the State Bancorp acquisition, partially offset by the redemption of $10.0 million of the face value of VNB Capital Trust I trust preferred securities during the first quarter of 2012.

The trust preferred securities of VNB Capital Trust I, GCB Capital Trust III, and State Bancorp Capital Trusts I and II are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at June 30, 2012. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Valley’s outstanding trust preferred securities continue to qualify as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities that would qualify as Tier 1 capital. Under recently proposed regulatory capital rules, Valley’s trust preferred securities will be phased out as Tier 1 capital over time starting in 2013, despite the Dodd-Frank Act authority. These recently proposed rules also require a Common Equity Tier 1 capital ratio of at least 4.5 percent, with a capital conservation buffer of 2.5 percent phased in starting in 2016. See the “Basel III” section in Part I Item1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional details regarding Common Equity Tier 1 capital requirement. The recently proposed rules make a number of other changes as well to our qualifying capital position and ratio computations, which are currently under review by Valley and subject to commentary from the industry before made final.

Management believes the tangible book value per share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. Tangible book value is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2012	December 31, 2011
	($ in thousands except for share data)
Common shares outstanding	197,259,926	178,683,030

Shareholders’ equity	$1,503,073	$1,266,248
Less: Goodwill and other intangible assets	447,260	338,780

Tangible shareholders’ equity	$1,055,813	$927,468
Tangible book value per common share	$5.35	$5.19
Book value per share	$7.62	$7.09

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 3.4 percent for the six months ended June 30, 2012. While we expect that our rate of earnings retention to remain at acceptable levels in future periods, potential future mark to market losses on our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.33 per common share for both the six months ended June 30, 2012 and 2011, but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned bank holding companies about distributing dividends which reduce its capital. Also, the Office of the Comptroller of the Currency has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 in the MD&A section – “Off-Balance Sheet Arrangements” and Notes 12 and 13 to the consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 64 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

April 1, 2012 to April 30, 2012	_	_	_	4,112,465
May 1, 2012 to May 31, 2012	_	_	_	4,112,465
June 1, 2012 to June 30, 2012	2,732 (2)	$ 10.87	_	4,112,465

Total	2,732		_

(1)

On January 17, 2007, Valley publicly announced its intention to repurchased up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2012.

(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6. Exhibits

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 24, 2012.
B.	By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File *, **

*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 9, 2012	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: August 9, 2012	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer