Form 10-Q
period 2012-09-30
VALLEY NATIONAL BANCORP
filed 2012-11-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock (no par value), of which 197,619,528 shares were outstanding as of November 6, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$412,895	$372,566
Interest bearing deposits with banks	192,364	6,483
Investment securities:
Held to maturity, fair value of $1,689,413 at September 30, 2012 and $2,027,197 at December 31, 2011	1,624,575	1,958,916
Available for sale	673,911	566,520
Trading securities	22,104	21,938

Total investment securities	2,320,590	2,547,374

Loans held for sale, at fair value	149,067	25,169

Non-covered loans	10,941,405	9,527,797
Covered loans	207,533	271,844
Less: Allowance for loan losses	(129,247)	(133,802)

Net loans	11,019,691	9,665,839

Premises and equipment, net	276,071	265,475
Bank owned life insurance	338,286	303,867
Accrued interest receivable	55,548	52,527
Due from customers on acceptances outstanding	4,474	5,903
FDIC loss-share receivable	51,938	74,390
Goodwill	420,443	317,962
Other intangible assets, net	28,872	20,818
Other assets	500,895	586,134

Total Assets	$15,771,134	$14,244,507

Liabilities
Deposits:
Non-interest bearing	$3,206,283	$2,781,597
Interest bearing:
Savings, NOW and money market	4,992,748	4,390,121
Time	2,721,769	2,501,384

Total deposits	10,920,800	9,673,102

Short-term borrowings	288,865	212,849
Long-term borrowings	2,698,403	2,726,099
Junior subordinated debentures issued to capital trusts (includes fair value of $149,708 at September 30, 2012 and $160,478 at December 31, 2011 for VNB Capital Trust I)	190,594	185,598
Bank acceptances outstanding	4,474	5,903
Accrued expenses and other liabilities	154,675	174,708

Total Liabilities	14,257,811	12,978,259

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	-	-
Common stock, no par value, authorized 232,023,233 shares; issued 197,446,137 shares at September 30, 2012 and 178,717,806 shares at December 31, 2011	69,402	59,955
Surplus	1,387,895	1,179,135
Retained earnings	100,253	90,011
Accumulated other comprehensive loss	(44,063)	(62,441)
Treasury stock, at cost (16,419 common shares at September 30, 2012 and 34,776 common shares at December 31, 2011)	(164)	(412)

Total Shareholders’ Equity	1,513,323	1,266,248

Total Liabilities and Shareholders’ Equity	$15,771,134	$14,244,507

*	Share data reflects the five percent common stock dividend issued on May 25, 2012.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$146,011	$140,303	$438,283	$409,010
Interest and dividends on investment securities:
Taxable	15,733	26,552	54,598	84,734
Tax-exempt	3,424	3,109	9,770	8,043
Dividends	1,866	1,565	5,291	5,212
Interest on federal funds sold and other short-term investments	196	110	282	253

Total interest income	167,230	171,639	508,224	507,252

Interest Expense
Interest on deposits:
Savings, NOW and money market	5,051	4,961	15,095	14,722
Time	9,226	12,424	28,687	37,206
Interest on short-term borrowings	556	293	1,178	910
Interest on long-term borrowings and junior subordinated debentures	30,575	32,026	91,912	97,917

Total interest expense	45,408	49,704	136,872	150,755

Net Interest Income	121,822	121,935	371,352	356,497
Provision for credit losses	7,250	7,783	20,352	37,971

Net Interest Income After Provision for Credit Losses	114,572	114,152	351,000	318,526

Non-Interest Income
Trust and investment services	1,947	1,769	5,705	5,744
Insurance commissions	3,228	3,416	11,947	11,496
Service charges on deposit accounts	6,513	5,616	18,545	16,908
Gains on securities transactions, net	1,496	863	2,543	20,034
Other-than-temporary impairment losses on securities	-	-	-	-
Portion recognized in other comprehensive income (before taxes)	(4,697)	-	(5,247)	(825)

Net impairment losses on securities recognized in earnings	(4,697)	-	(5,247)	(825)
Trading gains, net	6	776	627	3,110
Fees from loan servicing	1,173	989	3,481	3,356
Gains on sales of loans, net	25,055	2,890	31,362	8,060
Gains on sales of assets, net	195	179	483	382
Bank owned life insurance	1,674	1,989	5,265	5,575
Change in FDIC loss-share receivable	(390)	(1,577)	(7,502)	11,989
Other	4,296	3,293	19,912	12,696

Total non-interest income	40,496	20,203	87,121	98,525

Non-Interest Expense
Salary and employee benefits expense	49,267	45,125	151,507	133,359
Net occupancy and equipment expense	17,466	15,656	51,731	48,309
FDIC insurance assessment	3,915	2,993	10,742	9,624
Amortization of other intangible assets	2,696	3,351	7,186	7,109
Professional and legal fees	3,471	3,666	10,440	10,459
Advertising	1,723	2,185	5,252	6,370
Other	14,681	12,326	42,419	36,981

Total non-interest expense	93,219	85,302	279,277	252,211

Income Before Income Taxes	61,849	49,053	158,844	164,840
Income tax expense	22,402	13,696	52,046	56,004

Net Income	$39,447	$35,357	$106,798	$108,836

Earnings Per Common Share*:
Basic	0.20	0.20	0.54	0.61
Diluted	0.20	0.20	0.54	0.61
Cash Dividends Declared per Common Share*	0.16	0.16	0.49	0.49
Weighted Average Number of Common Shares Outstanding*:
Basic	197,437,988	178,507,769	197,205,865	178,333,952
Diluted	197,437,988	178,508,382	197,206,303	178,338,310

*	Share data reflects the five percent common stock dividend issued on May 25, 2012.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$39,447	$35,357	$106,798	$108,836
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	202	(4,102)	7,323	3,784
Less reclassification adjustment for net gains included in net income	(911)	(493)	(1,519)	(12,214)

Total	(709)	(4,595)	5,804	(8,430)

Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(2,161)	(312)	9,497	281
Less reclassification adjustment for credit impairment losses included in net income	2,415	(68)	2,488	293

Total	254	(380)	11,985	574

Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(1,219)	(9,185)	(3,389)	(12,145)
Less reclassification adjustment for net losses included in net income	1,038	353	2,657	1,042

Total	(181)	(8,832)	(732)	(11,103)

Defined benefit pension plan
Amortization of prior service cost	102	93	308	278
Amortization of net loss	338	200	1,013	598

Total	440	293	1,321	876

Total other comprehensive (loss) income	(196)	(13,514)	18,378	(18,083)

Total comprehensive income	$39,251	$21,843	$125,176	$90,753

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2012	2011
Net income	$106,798	$108,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,463	12,067
Stock-based compensation	3,816	2,535
Provision for credit losses	20,352	37,971
Net amortization of premiums and accretion of discounts on securities and borrowings	15,333	7,636
Amortization of other intangible assets	7,186	7,109
Gains on securities transactions, net	(2,543)	(20,034)
Net impairment losses on securities recognized in earnings	5,247	825
Proceeds from sales of loans held for sale	598,885	274,032
Gains on sales of loans, net	(31,362)	(8,060)
Originations of loans held for sale	(568,330)	(241,364)
Gains on sales of assets, net	(483)	(382)
Net change in:
FDIC loss-share receivable (excluding reimbursements)	7,502	(11,989)
Trading securities	(166)	10,448
Fair value of borrowings carried at fair value	(461)	(2,587)
Cash surrender value of bank owned life insurance	(5,265)	(5,575)
Accrued interest receivable	2,273	(3,390)
Other assets	100,700	12,217
Accrued expenses and other liabilities	(38,475)	(173)

Net cash provided by operating activities	234,470	180,122

Cash flows from investing activities:
Net loan originations	(305,713)	(261,066)
Loans purchased	(129,659)	—
Investment securities held to maturity:
Purchases	(258,764)	(592,138)
Maturities, calls and principal repayments	582,651	427,307
Investment securities available for sale:
Purchases	(229,037)	(463,655)
Sales	221,603	517,244
Maturities, calls and principal repayments	196,082	200,588
Death benefit proceeds from bank owned life insurance	1,689	5,389
Proceeds from sales of real estate property and equipment	5,749	4,495
Purchases of real estate property and equipment	(15,210)	(11,946)
Reimbursements from the FDIC under loss-sharing agreements	14,950	22,746
Cash and cash equivalents acquired in acquisition	117,587	—

Net cash provided by (used in) investing activities	201,928	(151,036)

Cash flows from financing activities:
Net change in deposits	(132,595)	256,725
Net change in short-term borrowings	47,016	30,256
Repayments of long-term borrowings	(27,000)	(206,000)
Redemption of junior subordinated debentures	(10,000)	—
Dividends paid to common shareholders	(93,785)	(87,450)
Common stock issued, net	6,176	6,325

Net cash used in financing activities	(210,188)	(144)

Net change in cash and cash equivalents	226,210	28,942
Cash and cash equivalents at beginning of year	379,049	366,286

Cash and cash equivalents at end of period	$605,259	$395,228

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$137,138	$150,640
Federal and state income taxes	49,936	28,741

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$11,831	$7,934
Transfer of loans to loans held for sale	123,093	-

Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	275,650	-
Loans	1,098,948	-
Premises and equipment, net	9,457	-
Accrued interest receivable	5,294	-
Goodwill	101,967	-
Other intangible assets, net	8,050	-
Other assets	67,715	-

Total non-cash assets acquired	$1,567,081	$-

Liabilities assumed:
Deposits	1,380,293	-
Short-term borrowings	29,000	-
Junior subordinated debentures issued to capital trusts	15,645	-
Other liabilities	51,312	-

Total liabilities assumed	1,476,250	-

Net non-cash assets acquired	$90,831	$-

Net cash and cash equivalents acquired	$117,587	$-
Common stock issued in acquisition	$208,418	$-

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except for share data)

Net income	$39,447	$35,357	$106,798	$108,836

Basic weighted-average number of common shares outstanding	197,437,988	178,507,769	197,205,865	178,333,952
Plus: Common stock equivalents	-	613	438	4,358

Diluted weighted-average number of common shares outstanding	197,437,988	178,508,382	197,206,303	178,338,310

Earnings per common share:
Basic	$0.20	$0.20	$0.54	$0.61
Diluted	0.20	0.20	0.54	0.61

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 7.6 million shares for both the three and nine months ended September 30, 2012, and 7.3 million and 7.1 million shares for the three and nine months ended September 30, 2011, respectively.

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

Merger expenses totaled $40 thousand and $1.1 million for the three and nine months ended September 30, 2012, respectively, which were largely related to data processing conversion charges that are included in other non-interest expense on the consolidated statements of income.

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

Other intangible assets. Other intangible assets consisting of core deposit intangibles (“CDI”) are measures of the value of non-maturity checking, savings, NOW and money market deposits that are acquired in a business combination excluding any large relationships, for which Valley believes there is no customer related intangible asset. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI are being amortized over an estimated useful life of eleven years to approximate the existing deposit relationships acquired.

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

ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” addresses subsequent measurement of an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. When an entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU No. 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 with an early adoption permitted, and should be applied prospectively. ASU No. 2012-06 is not expected to have a significant impact on Valley’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2012 and December 31, 2011. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$47,577	$-	$47,577	$-
Obligations of states and political subdivisions	16,472	-	16,472	-
Residential mortgage-backed securities	470,727	-	429,227	41,500
Trust preferred securities	58,595	-	17,816	40,779
Corporate and other debt securities	31,387	28,895	2,492	-
Equity securities	49,153	27,271	21,882	-

Total available for sale	673,911	56,166	535,466	82,279
Trading securities	22,104	-	22,104	-
Loans held for sale (1)	149,067	-	149,067	-
Other assets (2)	11,918	-	11,918	-

Total assets	$857,000	$56,166	$718,555	$82,279

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$149,708	$149,708	$-	$-
Other liabilities (2)	31,227	-	31,227	-

Total liabilities	$180,935	$149,708	$31,227	$-

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$71,377	$-	$-	$71,377
Loan servicing rights	12,814	-	-	12,814
Foreclosed assets	25,861	-	-	25,861

Total	$110,052	$-	$-	$110,052

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)

Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $141.4 million and $24.3 million at September 30, 2012 and December 31, 2011, respectively.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $146.7 million and $157.0 million at September 30, 2012 and December 31, 2011, respectively.
(4)	Excludes covered loans acquired in the FDIC-assisted transactions completed in the first quarter of 2010 and other purchased credit-impaired loans acquired in the first quarter of 2012.

The following table summarizes changes in Level 3 assets, consisting of available for sale securities, measured at fair value on a recurring basis for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Balance, beginning of the period	$89,091	$51,218
Total net (losses) gains for the period included in:
Net income	(4,697)	-
Other comprehensive income	(150)	(489)
Settlements	(1,965)	(2,565)

Balance, end of the period	$82,279	$48,164

Change in unrealized losses for the period included in earnings for assets held at the end of the reporting period *	$(4,697)	$-

*	Represents the net impairment losses on securities recognized in earnings for the period.

The following table summarizes changes in Level 3 assets, consisting of trading and available for sale securities, measured at fair value on a recurring basis for nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
	Trading Securities	Available For Sale Securities	Trading Securities	Available For Sale Securities
	(in thousands)
Balance, beginning of the period	$-	$77,311	$21,903	$138,655
Transfers out of Level 3:
Residential mortgage-backed securities	-	-	-	(44,771)
Trust preferred securities	-	-	(21,903)	(17,397)
Corporate and other debt securities	-	-	-	(12,914)
Equity securities	-	-	-	(9,353)
Total net (losses) gains for the period included in:
Net income	-	(5,247)	-	(825)
Other comprehensive income	-	18,804	-	1,723
Settlements	-	(8,589)	-	(6,954)

Balance, end of the period	$-	$82,279	$-	$48,164

Change in unrealized losses for the period included in earnings for assets held at the end of the reporting period *	$-	$(5,247)	$-	$(825)

*	Represents the net impairment losses on securities recognized in earnings for the period.

During the three and nine months ended September 30, 2012 and 2011, there were no transfers of assets between Level 1 and Level 2.

There have been no changes in the valuation methodologies used at September 30, 2012 from December 31, 2011.

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

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain private label mortgage-backed securities and trust preferred securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at September 30, 2012:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage-backed securities	Discounted cash flow	Prepayment rate	8.9 - 29.2%	15.9%
		Default rate	4.0 - 24.9	9.1
		Loss severity	40.0 - 59.4	51.2

Single issuer trust preferred securities	Discounted cash flow	Loss severity	0.0 -100.0%	28.4%
		Market credit spreads	6.0 - 6.6	6.4
		Discount rate	6.4 - 8.3	7.5

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

For two pooled securities in the Level 3 available for sale trust preferred securities category, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculations for both securities are received from an independent valuation advisor. In validating the fair value calculation from an independent valuation advisor, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2012 and December 31, 2011 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at September 30, 2012 and December 31, 2011.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2012), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. On January 1, 2012, Valley made an accounting policy election to use the exception within ASU No. 2011-04 regarding the measurement of the exposure to the counterparty credit risk (i.e., calculating credit valuation adjustments on a net basis by counterparty portfolio). The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2012 and December 31, 2011.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At September 30, 2012, non-current appraisals were discounted up to 6.1 percent based on specific market data by location and property type. During the nine months ended September 30, 2012, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $4.7 million and $16.3 million for the three and nine months ended September 30, 2012, respectively. At September 30, 2012, collateral dependent impaired loans with a total recorded investment of $76.9 million were reduced by specific valuation allowance allocations totaling $5.5 million to a reported total net carrying amount of $71.4 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2012, the fair value model used prepayment speeds (stated as constant prepayment rates) from 6.0 percent up to 27.0 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net impairment charges of $402 thousand and $382 thousand for the three and nine months ended September 30, 2012, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at September 30, 2012. During the nine months ended September 30, 2012, foreclosed assets measured at fair value upon initial recognition and subsequent re-measurement totaled $25.9 million. In connection with the measurement and the initial recognition of the foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $1.1 million and $5.2 million for the three and nine months ended September 30, 2012, respectively. The re-measurement of the repossessed asset at fair value subsequent to the initial recognition resulted in a loss of $270 thousand, and it was included in non-interest expense for the three and nine months ended September 30, 2012.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2012 and 2011:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$(4,697)	$-	$(5,247)	$(825)
Trading securities	Trading gains, net	65	136	166	523
Loans held for sale	Gains on sales of loans, net	25,055	2,890	31,362	8,060
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains, net	(59)	640	461	2,587

		$20,364	$3,666	$26,742	$10,345

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2012 and December 31, 2011 were as follows:

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Financial assets
Cash and due from banks	Level 1	$412,895	$412,895	$372,566	$372,566
Interest bearing deposits with banks	Level 1	192,364	192,364	6,483	6,483
Investment securities held to maturity:
U.S. Treasury securities	Level 1	99,906	116,261	100,018	113,859
Obligations of states and political subdivisions	Level 2	492,617	518,570	433,284	453,201
Residential mortgage-backed securities	Level 2	852,375	886,156	1,180,104	1,230,993
Trust preferred securities	Level 2	127,510	111,401	193,312	174,753
Corporate and other debt securities	Level 2	52,167	57,025	52,198	54,391

Total investment securities held to maturity		1,624,575	1,689,413	1,958,916	2,027,197

Net loans	Level 3	11,019,691	11,052,163	9,665,839	9,645,517
Accrued interest receivable	Level 1	55,548	55,548	52,527	52,527
Federal Reserve Bank and Federal Home Loan Bank stock(1)	Level 2	145,328	145,328	129,669	129,669

Financial liabilities
Deposits without stated maturities	Level 1	8,199,031	8,199,031	7,171,718	7,171,718
Deposits with stated maturities	Level 2	2,721,769	2,780,264	2,501,384	2,557,119
Short-term borrowings	Level 1	288,865	288,865	212,849	215,179
Long-term borrowings	Level 2	2,698,403	3,128,748	2,726,099	3,154,150
Junior subordinated debentures issued to capital trusts	Level 2	40,886	40,858	25,120	25,620
Accrued interest payable(2)	Level 1	16,326	16,326	17,736	17,736

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

Loans. Fair values of non-covered loans (i.e., loans which are not subject to loss-sharing agreements with the FDIC) and covered loans (i.e., loans subject to loss-sharing agreements with the FDIC) are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. The discount rate is a product of both the applicable index and credit spread, subject to the estimated current new loan interest rates. The credit spread component is static for all maturities and may not necessarily reflect the value of estimating all actual cash flows repricing. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

Accrued interest receivable and payable. The carrying amounts of accrued interest approximate their fair value due to the short-term nature of these items.

Federal Reserve Bank and Federal Home Loan Bank stock. FRB and FHLB stock are non-marketable equity securities and are reported at their redeemable carrying amounts, which approximate the fair value.

Deposits. The carrying amounts of deposits without stated maturities (i.e., non-interest bearing, savings, NOW, and money market deposits) approximate their estimated fair value. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Short-term and long-term borrowings. The carrying amounts of certain short-term borrowings, including securities sold under agreement to repurchase (and from time to time, federal funds purchased and FHLB borrowings) approximate their fair values because they frequently re-price to a market rate. The fair values of other short-term and long-term borrowings are estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When quoted prices are unavailable, the fair values of the borrowings are estimated by discounting the estimated future cash flows using current market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

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

Note 6. Investment Securities

As of September 30, 2012, Valley had approximately $1.6 billion, $673.9 million, and $22.1 million in held to maturity, available for sale, and trading investment securities, respectively. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012
U.S. Treasury securities	$99,906	$16,355	$-	$116,261
Obligations of states and political subdivisions	492,617	26,030	(77)	518,570
Residential mortgage-backed securities	852,375	33,898	(117)	886,156
Trust preferred securities	127,510	1,067	(17,176)	111,401
Corporate and other debt securities	52,167	4,858	-	57,025

Total investment securities held to maturity	$1,624,575	$82,208	$(17,370)	$1,689,413

December 31, 2011
U.S. Treasury securities	$100,018	$13,841	$-	$113,859
Obligations of states and political subdivisions	433,284	19,931	(14)	453,201
Residential mortgage-backed securities	1,180,104	51,041	(152)	1,230,993
Trust preferred securities	193,312	4,308	(22,867)	174,753
Corporate and other debt securities	52,198	3,799	(1,606)	54,391

Total investment securities held to maturity	$1,958,916	$92,920	$(24,639)	$2,027,197

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2012 and December 31, 2011 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2012
Obligations of states and political subdivisions	$11,653	$(77)	$-	$-	$11,653	$(77)
Residential mortgage-backed securities	35,959	(117)	-	-	35,959	(117)
Trust preferred securities	9,818	(37)	80,119	(17,139)	89,937	(17,176)

Total	$57,430	$(231)	$80,119	$(17,139)	$137,549	$(17,370)

December 31, 2011
Obligations of states and political subdivisions	$1,854	$(13)	$50	$(1)	$1,904	$(14)
Residential mortgage-backed securities	33,520	(152)	-	-	33,520	(152)
Trust preferred securities	35,527	(730)	55,612	(22,137)	91,139	(22,867)
Corporate and other debt securities	14,756	(192)	7,560	(1,414)	22,316	(1,606)

Total	$85,657	$(1,087)	$63,222	$(23,552)	$148,879	$(24,639)

The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2012 was 26 as compared to 28 at December 31, 2011.

At September 30, 2012, the unrealized losses reported for trust preferred securities mostly related to 10 single-issuer securities, issued by bank holding companies. Of the 10 trust preferred securities, 2 were investment grade, 3 were non-investment grade, and 5 were not rated. All single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2012.

Management does not believe that any individual unrealized loss as of September 30, 2012 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of September 30, 2012, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $974.7 million.

The contractual maturities of investments in debt securities held to maturity at September 30, 2012 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2012
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year	$109,488	$109,564
Due after one year through five years	43,154	44,797
Due after five years through ten years	240,982	267,688
Due after ten years	378,576	381,208
Residential mortgage-backed securities	852,375	886,156

Total investment securities held to maturity	$1,624,575	$1,689,413

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 3.3 years at September 30, 2012.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2012
U.S. government agency securities	$46,148	$1,465	$(36)	$47,577
Obligations of states and political subdivisions	16,772	229	(529)	16,472
Residential mortgage-backed securities	463,489	10,460	(3,222)	470,727
Trust preferred securities*	72,336	623	(14,364)	58,595
Corporate and other debt securities	28,320	3,076	(9)	31,387
Equity securities	50,306	731	(1,884)	49,153

Total investment securities available for sale	$677,371	$16,584	$(20,044)	$673,911

December 31, 2011
U.S. government agency securities	$89,787	$1,204	$(243)	$90,748
Obligations of states and political subdivisions	18,893	1,322	(1)	20,214
Residential mortgage-backed securities	304,631	10,950	(5,444)	310,137
Trust preferred securities*	106,931	78	(36,585)	70,424
Corporate and other debt securities	30,663	2,554	(173)	33,044
Equity securities	47,932	1,320	(7,299)	41,953

Total investment securities available for sale	$598,837	$17,428	$(49,745)	$566,520

* Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at September 30, 2012 and December 31, 2011 were as follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
September 30, 2012
U.S. government agency securities	$8,534	$(4)	$7,110	$(32)	$15,644	$(36)
Obligations of states and political subdivisions	10,660	(529)	-	-	10,660	(529)
Residential mortgage-backed securities	43,368	(901)	21,967	(2,321)	65,335	(3,222)
Trust preferred securities	1,173	(506)	27,669	(13,858)	28,842	(14,364)
Corporate and other debt securities	-	-	2,491	(9)	2,491	(9)
Equity securities	772	(40)	12,614	(1,844)	13,386	(1,884)

Total	$64,507	$(1,980)	$71,851	$(18,064)	$136,358	$(20,044)

December 31, 2011
U.S. government agency securities	$7,980	$(243)	$-	$-	$7,980	$(243)
Obligations of states and political subdivisions	141	(1)	-	-	141	(1)
Residential mortgage-backed securities	41,673	(1,655)	22,639	(3,789)	64,312	(5,444)
Trust preferred securities	23,962	(1,061)	44,758	(35,524)	68,720	(36,585)
Corporate and other debt securities	3,243	(173)	-	-	3,243	(173)
Equity securities	20,570	(4,430)	12,551	(2,869)	33,121	(7,299)

Total	$97,569	$(7,563)	$79,948	$(42,182)	$177,517	$(49,745)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2012 was 55 as compared to 43 at December 31, 2011.

Of the $3.2 million unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2012, $1.4 million relates to three private label mortgage-backed securities that were other-than-temporarily impaired prior to September 30, 2012; for one of the securities, an additional estimated credit loss was recognized during the third quarter of 2012. The remaining $1.8 million of unrealized losses primarily relates to one investment grade private label mortgage-backed security.

The unrealized losses for trust preferred securities at September 30, 2012, in the table above relate to 3 pooled trust preferred and 12 single-issuer bank issued trust preferred securities. The unrealized losses include $5.0 million attributable to trust preferred securities issued by one bank holding company with an amortized cost of $16.5 million and a fair value of $11.5 million, and $8.1 million attributable to 3 pooled trust preferred securities with an amortized cost of $19.9 million and a fair value of $11.8 million. The trust preferred issuances by one bank holding company, initially classified as held to maturity, were found be other-than-temporarily impaired during the fourth quarter of 2011 and subsequently transferred to the available for sale portfolio at December 31, 2011. During the third quarter of 2012, Valley recognized $4.5 million of additional estimated credit impairment losses on these trust preferred securities. The three pooled trust preferred securities included one security with an unrealized loss of $6.2 million and an investment grade rating at September 30, 2012. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during 2009 through 2011. See “Other-Than-Temporarily Impaired Analysis” section below for more details. All of the remaining single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

The unrealized losses existing for more than twelve months for equity securities are almost entirely related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $1.8 million unrealized loss. At September 30, 2012, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment, except for the previously discussed impaired private mortgage-backed security and trust preferred securities, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of September 30, 2012, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $356.2 million.

The contractual maturities of investment securities available for sale at September 30, 2012 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$940	$958
Due after one year through five years	2,117	2,134
Due after five years through ten years	50,960	53,464
Due after ten years	109,559	97,475
Residential mortgage-backed securities	463,489	470,727
Equity securities	50,306	49,153

Total investment securities available for sale	$677,371	$673,911

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at September 30, 2012 was 7.1 years.

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

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at September 30, 2012 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

During the fourth quarter of 2011, Valley lengthened the estimate of the timeframe over which it could reasonably anticipate receiving the expected cash flows from the trust preferred securities issued by one deferring bank holding company resulting in an $18.3 million credit impairment charge at December 31, 2011. The issuer of the trust preferred securities has deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. In assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the bullet points above. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders, and at the holding company level it reported cash and cash equivalents in excess of the cumulative amount of accrued but unpaid interest owed on all of its junior subordinated debentures related to trust preferred securities. Additionally, the bank subsidiary of the issuer continued to report capital ratios that were above the minimum amounts to be considered a “well-capitalized” financial institution in its most recent regulatory filing. However, Valley estimated a decline in the expected cash flows under one of three weighted alternative cash flow scenarios utilized to assess impairment of the securities at September 30, 2012. The cash flow scenario resulting in the decline estimates the probable cash flows based upon partial equity settlements received by shareholders of similar troubled institutions in recent merger and acquisition transactions. As a result of the decreased expected cash flow, and careful assessment of all other available factors, Valley recognized $4.5 million of additional estimated credit losses on these other-than-temporarily impaired securities in earnings for the three months ended September 30, 2012. These trust preferred securities, with a combined amortized cost of $41.8 million after credit impairment charges, had net non-credit impairment charges totaling $4.5 million (before taxes) included in accumulated other comprehensive income at September 30, 2012 and are not accruing interest. The fair value of the combined securities declined $5.3 million to $37.3 million at September 30, 2012 as compared to $42.6 million at June 30, 2012 primarily due to the reduction in expected cash flows from the securities. See Note 5 for information regarding the Level 3 valuation technique used to measure the fair value of these trust preferred securities at September 30, 2012.

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and 2011, including the $825 thousand of net impairment losses recognized during the nine months ended September 30, 2011, and are not accruing interest.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of September 30, 2012. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Available for sale:
Residential mortgage-backed securities	$172	$-	$722	$-
Trust preferred securities	4,525	-	4,525	825

Net impairment losses on securities recognized in earnings	$4,697	$-	$5,247	$825

For the three and nine months ended September 30, 2012, Valley recognized net impairment losses on residential mortgage backed securities in earnings, due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. At September 30, 2012, the six impaired private label mortgage-backed securities had a combined amortized cost of $43.0 million and fair value of $41.5 million.

For the three and nine months ended September 30, 2012, Valley recognized net impairment losses related to the trust preferred securities issued by one bank holding company due to further credit deterioration in financial condition of the issuer. See “Other-Than-Temporarily Impaired Analysis” section above for further details. For the nine months ended September 30, 2011, Valley recognized net impairment losses on securities in earnings, due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. At September 30, 2012, the impaired trust preferred securities issued by one bank holding company and the two previously impaired pooled trust preferred securities had a combined amortized cost and fair value of $47.2 million and $40.8 million, respectively, after recognition of all credit impairments.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Sales transactions:
Gross gains	$4,513	$450	$5,887	$19,418
Gross losses	-	-	(298)	-

	$4,513	$450	$5,589	$19,418

Maturities and other securities transactions:
Gross gains	$2,242	$414	$2,261	$622
Gross losses	(5,259)	(1)	(5,307)	(6)

	$(3,017)	$413	$(3,046)	$616

Total gains on securities transactions, net	$1,496	$863	$2,543	$20,034

Valley recognized gross losses totaling $5.3 million for the third quarter of 2012 due to the early redemption of trust preferred securities issued by one bank holding company.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$29,251	$11,076	$29,070	$10,500
Additions:
Subsequent credit impairments	4,697	-	5,247	825
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(590)	(109)	(959)	(358)

Balance, end of period	$33,358	$10,967	$33,358	$10,967

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

Trading Securities

The fair value of trading securities (consisting of 3 single-issuer bank trust preferred securities) was $22.1 million and $21.9 million at September 30, 2012 and December 31, 2011, respectively. Interest income on trading securities totaled $442 thousand and $500 thousand for the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 7. Loans

Purchased Credit-Impaired (“PCI”) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. The detail of the loan portfolio as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012			December 31, 2011
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,847,650	$271,220	$2,118,870	$1,878,387	$-	$1,878,387
Commercial real estate:
Commercial real estate	3,752,963	692,375	4,445,338	3,574,089	-	3,574,089
Construction	397,292	38,647	435,939	411,003	-	411,003

Total commercial real estate loans	4,150,255	731,022	4,881,277	3,985,092	-	3,985,092

Residential mortgage	2,482,363	17,191	2,499,554	2,285,590	-	2,285,590
Consumer:
Home equity	445,402	46,936	492,338	469,604	-	469,604
Automobile	789,248	-	789,248	772,490	-	772,490
Other consumer	159,667	451	160,118	136,634	-	136,634

Total consumer loans	1,394,317	47,387	1,441,704	1,378,728	-	1,378,728

Total non-covered loans	$9,874,585	$1,066,820	$10,941,405	$9,527,797	$-	$9,527,797

Covered loans:
Commercial and industrial	$-	$51,706	$51,706	$-	$83,742	$83,742
Commercial real estate	-	136,304	136,304	-	160,651	160,651
Construction	-	4,751	4,751	-	6,974	6,974
Residential mortgage	-	11,760	11,760	-	15,546	15,546
Consumer	-	3,012	3,012	-	4,931	4,931

Total covered loans	-	207,533	207,533	-	271,844	271,844

Total loans	$9,874,585	$1,274,353	$11,148,938	$9,527,797	$271,844	$9,799,641

Total non-covered loans are net of unearned discount and deferred loan fees totaling $3.8 million and $7.5 million at September 30, 2012 and December 31, 2011, respectively. The outstanding balances for non-covered PCI loans and covered loans totaled $1.1 billion and $344.9 million at September 30, 2012, respectively, and $399.6 million for covered loans at December 31, 2011.

Valley transferred $123.1 million of residential mortgage loans from loans held for investment to loans held for sale during the three months ended September 30, 2012. There were no sales of loans, other than from the held for sale loan portfolio during the three and nine months ended September 30, 2012 and 2011.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the State Bancorp (see Note 3) acquisition as of January 1, 2012 and PCI loans purchased from another financial institution as of March 28, 2012:

	January 1, 2012	March 28, 2012
	(in thousands)
Contractually required principal and interest	$1,333,686	$144,357
Contractual cash flows not expected to be collected (non-accretable difference)	(66,467)	(9,111)

Expected cash flows to be collected	1,267,219	135,246
Interest component of expected cash flows (accretable yield)	(168,271)	(17,991)

Fair value of acquired loans	$1,098,948	$117,255

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Balance, beginning of period	$209,417	$101,517	$66,724	$101,052
Acquisitions	-	-	186,262	-
Accretion	(21,284)	(12,122)	(64,853)	(28,640)
Net reclassification from non-accretable difference	-	-	-	16,983

Balance, end of period	$188,133	$89,395	$188,133	$89,395

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

Changes in FDIC loss-share receivable for three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of the period	$59,741	$80,179	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	82	146	244	437
Effect of additional cash flows on covered loans (prospective recognition)	(2,091)	(2,889)	(5,959)	(8,167)
Increase due to impairment on covered loans	-	-	-	16,932
Other reimbursable expenses	1,619	1,166	4,173	2,787
Reimbursements from the FDIC	(7,413)	-	(14,950)	(22,746)
Other	-	-	(5,960)	-

Balance, end of the period	$51,938	$78,602	$51,938	$78,602

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $390 thousand and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and a $7.5 million reduction and a $12.0 million increase to non-interest income for the nine months ended September 30, 2012 and 2011, respectively. The nine months of 2012 reductions in non-interest income included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which have expired. Other non-interest income for the nine months ended September 30, 2012 included $7.4 million for the reversal of the estimated losses on the expired lines of credit.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $367.6 million and $337.7 million at September 30, 2012 and December 31, 2011, respectively.

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

Construction loans. With respect to loans to developers and builders, Valley originates and manages construction loans structured on either a revolving or non-revolving basis, depending on the nature of the underlying development project. These loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at September 30, 2012. Unsecured consumer loans totaled approximately $78.8 million and $66.5 million, including $8.5 million and $9.1 million of credit card loans, at September 30, 2012 and December 31, 2011, respectively.

Credit Quality

The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at September 30, 2012 and December 31, 2011:

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
			(in thousands)
September 30, 2012

Commercial and industrial	$17,459	$-	$12,296	$29,755	$1,817,895	$1,847,650
Commercial real estate:
Commercial real estate	6,236	221	58,541	64,998	3,687,965	3,752,963
Construction	-	1,024	15,139	16,163	381,129	397,292

Total commercial real estate loans	6,236	1,245	73,680	81,161	4,069,094	4,150,255

Residential mortgage	16,961	1,051	31,564	49,576	2,432,787	2,482,363
Consumer loans:
Home equity	466	-	2,828	3,294	442,108	445,402
Automobile	5,760	180	344	6,284	782,964	789,248
Other consumer	237	17	659	913	158,754	159,667

Total consumer loans	6,463	197	3,831	10,491	1,383,826	1,394,317

Total	$47,119	$2,493	$121,371	$170,983	$9,703,602	$9,874,585

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
			(in thousands)
December 31, 2011

Commercial and industrial	$4,347	$657	$26,648	$31,652	$1,846,735	$1,878,387
Commercial real estate:
Commercial real estate	13,115	422	42,186	55,723	3,518,366	3,574,089
Construction	2,652	1,823	19,874	24,349	386,654	411,003

Total commercial real estate loans	15,767	2,245	62,060	80,072	3,905,020	3,985,092

Residential mortgage	8,496	763	31,646	40,905	2,244,685	2,285,590
Consumer loans:
Home equity	989	13	2,700	3,702	465,902	469,604
Automobile	7,794	303	461	8,558	763,932	772,490
Other consumer	192	35	749	976	135,658	136,634

Total consumer loans	8,975	351	3,910	13,236	1,365,492	1,378,728

Total	$37,585	$4,016	$124,264	$165,865	$9,361,932	$9,527,797

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis. The following tables present the information about impaired loans by loan portfolio class at September 30, 2012 and December 31, 2011:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
		(in thousands)
September 30, 2012
Commercial and industrial	$3,474	$39,514	$42,988	$48,081	$9,051
Commercial real estate:
Commercial real estate	25,267	83,522	108,789	123,785	11,067
Construction	7,483	12,822	20,305	23,934	708

Total commercial real estate loans	32,750	96,344	129,094	147,719	11,775

Residential mortgage	7,855	18,420	26,275	28,158	3,090
Consumer loans:
Home equity	1,642	264	1,906	2,269	15

Total consumer loans	1,642	264	1,906	2,269	15

Total	$45,721	$154,542	$200,263	$226,227	$23,931

December 31, 2011
Commercial and industrial	$6,193	$48,665	$54,858	$71,111	$11,105
Commercial real estate:
Commercial real estate	26,741	56,978	83,719	91,448	7,108
Construction	4,253	19,998	24,251	28,066	1,408

Total commercial real estate loans	30,994	76,976	107,970	119,514	8,516

Residential mortgage	998	20,007	21,005	22,032	3,577
Consumer loans:
Home equity	-	242	242	242	45

Total consumer loans	-	242	242	242	45

Total	$38,185	$145,890	$184,075	$212,899	$23,243

The following tables present, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
		(in thousands)
Commercial and industrial	$43,184	$347	$37,648	$393
Commercial real estate:
Commercial real estate	108,561	993	81,638	739
Construction	21,920	97	31,741	845

Total commercial real estate loans	130,481	1,090	113,379	1,584

Residential mortgage	26,325	225	18,149	188
Consumer loans:
Home equity	1,908	2	28	-

Total consumer loans	1,908	2	28	-

Total	$201,898	$1,664	$169,204	$2,165

	Nine Months Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
		(in thousands)

Commercial and industrial	$49,272	$1,095	$37,986	$1,132
Commercial real estate:
Commercial real estate	99,939	1,984	71,968	2,095
Construction	21,882	183	33,435	1,107

Total commercial real estate loans	121,821	2,167	105,403	3,202

Residential mortgage	22,804	599	18,251	569
Consumer loans:
Home equity	829	9	28	1

Total consumer loans	829	9	28	1

Total	$194,726	$3,870	$161,668	$4,904

Interest income recognized on a cash basis, included in the table above was immaterial for the three and nine months ended September 30, 2012 and 2011.

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

Performing TDRs (not reported as non-accrual loans) totaled $109.3 million and $101.0 million as of September 30, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $34.6 million and $15.5 million as of September 30, 2012 and December 31, 2011, respectively. During the third quarter of 2012, Valley classified 26 and 18 residential mortgage and home equity loans, respectively, totaling $7.4 million as non-performing TDRs because the borrower’s obligation has been discharged in bankruptcy and the borrower has not re-affirmed the debt. Of the $7.4 million in loans, approximately $3.0 million of the loans were performing in accordance with contractual loan terms at September 30, 2012. All of these loans were deemed TDRs and collateral dependent impaired loans due to the implementation of newly issued Office of the Comptroller of the Currency (OCC) guidance. To the extent that the recorded principal remains collectible, interest on such loans may be recognized on a cash basis.

The following tables present non-PCI loans, by loan portfolio class that were modified as TDRs during the three and nine months ended September 30, 2012 and 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the post modification carrying amounts at September 30, 2012 and 2011, respectively.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial(1)	3	$11,512	$11,503	1	$12,952	$12,952
Commercial real estate:
Commercial real estate	3	3,971	3,968	3	2,887	2,882
Construction	1	493	293	1	2,000	2,000

Total commercial real estate	4	4,464	4,261	4	4,887	4,882
Residential mortgage(2)	28	6,566	6,463	1	75	75
Consumer(2)	18	1,641	1,641	-	-	-

Total	53	$24,183	$23,868	6	$17,914	$17,909

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial(1)	16	$31,212	$27,828	17	$19,145	$18,999
Commercial real estate:
Commercial real estate	17	39,697	39,256	6	11,927	11,856
Construction	5	7,204	3,935	2	3,350	3,314

Total commercial real estate	22	46,901	43,191	8	15,277	15,170
Residential mortgage(2)	41	10,344	8,817	4	514	506
Consumer(2)	20	1,710	1,706	-	-	-

Total	99	$90,167	$81,542	29	$34,936	$34,675

(1)

Includes 8 finance leases with pre and post-modification outstanding recorded investments totaling $335 thousand and $285 thousand, respectively, for the nine months ended September 30, 2011. There were no material modifications to finance leases during 2012.

(2)

Includes 26 residential mortgage and 18 home equity loans with the outstanding recorded investment (both pre and post-modification) of $5.8 million and $1.6 million respectively, that were classified as TDRs due to the OCC guidance issued in the third quarter of 2012.

The majority of the TDR concessions within the commercial and industrial and commercial real estate loan portfolios made during the three and nine months ended September 30, 2012, and 2011 involved an extension of the loan term and/or an interest rate reduction, and personal bankruptcies (defined as legal concessions in OCC guidance released in the third quarter of 2012) within the residential mortgage and consumer loan portfolios. The TDRs presented in the table above had allocated specific reserves for loan losses totaling $3.3 million and $5.4 million at September 30, 2012 and 2011, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8. Charge-offs resulting from loans modified as TDRs during the three and nine months ended September 30, 2012 and 2011 were immaterial.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during the three and nine months ended September 30, 2012:

Troubled Debt Restructurings Subsequently Defaulted	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
		($ in thousands)
Commercial and industrial	1	$979	2	$1,616
Commercial real estate	-	-	1	1,093
Residential mortgage	-	-	1	58

Total	1	$979	4	$2,767

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

The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at September 30, 2012 and December 31, 2011.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2012
Commercial and industrial	$1,672,602	$64,492	$110,332	$224	$1,847,650
Commercial real estate	3,549,638	49,531	153,794	-	3,752,963
Construction	336,396	34,928	25,968	-	397,292

Total	$5,558,636	$148,951	$290,094	$224	$5,997,905

December 31, 2011
Commercial and industrial	$1,669,943	$95,726	$112,186	$532	$1,878,387
Commercial real estate	3,350,475	82,612	141,002	-	3,574,089
Construction	329,848	42,845	38,114	196	411,003

Total	$5,350,266	$221,183	$291,302	$728	$5,863,479

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2012 and December 31, 2011:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Loans
	(in thousands)
September 30, 2012
Residential mortgage	$2,450,799	$31,564	$2,482,363
Home equity	442,574	2,828	445,402
Automobile	788,904	344	789,248
Other consumer	159,008	659	159,667

Total	$3,841,285	$35,395	$3,876,680

December 31, 2011
Residential mortgage	$2,253,944	$31,646	$2,285,590
Home equity	466,904	2,700	469,604
Automobile	772,029	461	772,490
Other consumer	135,885	749	136,634

Total	$3,628,762	$35,556	$3,664,318

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2012 and December 31, 2011.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2012
Commercial and industrial	$318,415	$4,511	$322,926
Commercial real estate	770,914	57,765	828,679
Construction	32,927	10,471	43,398
Residential mortgage	24,473	4,478	28,951
Consumer	48,974	1,425	50,399

Total	$1,195,703	$78,650	$1,274,353

December 31, 2011
Commercial and industrial	$67,424	$16,318	$83,742
Commercial real estate	112,047	48,604	160,651
Construction	623	6,351	6,974
Residential mortgage	10,118	5,428	15,546
Consumer	4,931	-	4,931

Total	$195,143	$76,701	$271,844

Note 8. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for losses on loans, the reserve for unfunded letters of credit, and the allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for non-covered loan losses is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio, including unexpected credit impairment of non-covered PCI loan pools subsequent to the acquisition date.

The following table summarizes the allowance for credit losses at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$119,755	$120,274
Allowance for covered loans	9,492	13,528

Total allowance for loan losses	129,247	133,802
Allowance for unfunded letters of credit	2,350	2,383

Total allowance for credit losses	$131,597	$136,185

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Monnths Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$7,582	$7,711	$20,385	$19,338
Provision for covered loans	-	-	-	18,094

Total provision for loan losses	7,582	7,711	20,385	37,432

Provision for unfunded letters of credit	(332)	72	(33)	539

Total provision for credit losses	$7,250	$7,783	$20,352	$37,971

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$70,522	$35,558	$10,740	$5,809	$7,225	$129,854
Loans charged-off *	(3,649)	(3,736)	(870)	(1,111)	-	(9,366)
Charged-off loans recovered	601	16	13	547	-	1,177

Net charge-offs	(3,048)	(3,720)	(857)	(564)	-	(8,189)
Provision for loan losses	(1,955)	9,432	(27)	418	(286)	7,582

Ending balance	$65,519	$41,270	$9,856	$5,663	$6,939	$129,247

Three Months Ended September 30, 2011:

Allowance for loan losses:
Beginning balance	$75,686	$32,735	$11,036	$11,075	$8,094	$138,626
Loans charged-off *	(9,297)	(1,239)	(269)	(1,251)	-	(12,056)
Charged-off loans recovered	559	2	16	504	-	1,081

Net charge-offs	(8,738)	(1,237)	(253)	(747)	-	(10,975)
Provision for loan losses	5,333	3,756	(502)	(237)	(639)	7,711

Ending balance	$72,281	$35,254	$10,281	$10,091	$7,455	$135,362

*	The allowance for covered loans was reduced by loan charge-offs totaling $2.3 million and $6.1 million during the third quarters of 2012 and 2011, respectively.

The following table details the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off *	(13,862)	(10,195)	(2,629)	(3,609)	-	(30,295)
Charged-off loans recovered	2,910	252	638	1,555	-	5,355

Net charge-offs	(10,952)	(9,943)	(1,991)	(2,054)	-	(24,940)
Provision for loan losses	2,822	16,576	2,727	(960)	(780)	20,385

Ending balance	$65,519	$41,270	$9,856	$5,663	$6,939	$129,247

Nine Months Ended September 30, 2011:

Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off *	(19,025)	(5,693)	(1,495)	(4,364)	-	(30,577)
Charged-off loans recovered	1,748	225	106	1,724	-	3,803

Net charge-offs	(17,277)	(5,468)	(1,389)	(2,640)	-	(26,774)
Provision for loan losses	27,591	10,313	2,194	(1,768)	(898)	37,432

Ending balance	$72,281	$35,254	$10,281	$10,091	$7,455	$135,362

*	The allowance for covered loans was reduced by loan charge-offs totaling $3.9 million and $11.8 million during the nine months ended September 30, 2012 and 2011, respectively.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2012 and December 31, 2011, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$9,051	$11,775	$3,090	$15	$-	$23,931
Collectively evaluated for impairment	49,063	27,470	6,704	5,648	6,939	95,824
Loans acquired with discounts related to credit quality	7,405	2,025	62	-	-	9,492

Total	$65,519	$41,270	$9,856	$5,663	$6,939	$129,247

Loans:
Individually evaluated for impairment	$42,988	$129,094	$26,275	$1,906	$-	$200,263
Collectively evaluated for impairment	1,804,662	4,021,161	2,456,088	1,392,411	-	9,674,322
Loans acquired with discounts related to credit quality	322,926	872,077	28,951	50,399	-	1,274,353

Total	$2,170,576	$5,022,332	$2,511,314	$1,444,716	$-	$11,148,938

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$11,105	$8,516	$3,577	$45	$-	$23,243
Collectively evaluated for impairment	51,588	23,611	5,481	8,632	7,719	97,031
Loans acquired with discounts related to credit quality	10,956	2,510	62	-	-	13,528

Total	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802

Loans:
Individually evaluated for impairment	$54,858	$107,970	$21,005	$242	$-	$184,075
Collectively evaluated for impairment	1,823,529	3,877,122	2,264,585	1,378,486	-	9,343,722
Loans acquired with discounts related to credit quality	83,742	167,625	15,546	4,931	-	271,844

Total	$1,962,129	$4,152,717	$2,301,136	$1,383,659	$-	$9,799,641

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2011	$20,517	$98,999	$117,689	$80,757	$317,962
Goodwill from business combinations	-	27,371	53,040	22,070	102,481

Balance at September 30, 2012	$20,517	$126,370	$170,729	$102,827	$420,443

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the nine months ended September 30, 2012, goodwill from business combinations primarily related to acquisition of State Bancorp (see Note 3 for further details). There was no impairment of goodwill during the three and nine months ended September 30, 2012 and 2011.

The following table summarizes other intangible assets as of September 30, 2012 and December 31, 2011:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2012
Loan servicing rights	$58,912	$(42,233)	$(3,052)	$13,627
Core deposits	35,194	(23,263)	-	11,931
Other	5,878	(2,564)	-	3,314

Total other intangible assets	$99,984	$(68,060)	$(3,052)	$28,872

December 31, 2011
Loan servicing rights	$52,046	$(39,146)	$(2,670)	$10,230
Core deposits	27,144	(20,363)	-	6,781
Other	6,121	(2,314)	-	3,807

Total other intangible assets	$85,311	$(61,823)	$(2,670)	$20,818

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of, estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the amortized cost value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded impairment charges net of recoveries on its loan servicing rights totaling $402 thousand and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $382 thousand and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 16 years. During the first quarter of 2012, Valley recorded $8.1 million in core deposits intangibles resulting from the State Bancorp acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2012 and 2011.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2012 through 2016:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2012	$1,100	$896	$164
2013	3,294	3,078	541
2014	2,602	2,359	466
2015	1,888	1,758	434
2016	1,389	1,195	233

Valley recognized amortization expense on other intangible assets, including impairment charges net of recoveries on loan servicing rights, totaling approximately $2.7 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively, and $7.2 million and $7.1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(in thousands)
Service cost	$1,964	$1,483	$5,892	$4,609
Interest cost	1,599	1,518	4,795	4,567
Expected return on plan assets	(2,234)	(1,674)	(6,700)	(5,004)
Amortization of prior service cost	177	160	531	480
Amortization of actuarial loss	582	345	1,745	1,030

Total net periodic pension expense	2,088	1,832	6,263	5,682

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(177)	(160)	(531)	(480)
Amortization of actuarial loss	(582)	(345)	(1,745)	(1,030)

	(759)	(505)	(2,276)	(1,510)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,329	$1,327	$3,987	$4,172

The fair value of qualified plan assets increased approximately $32.9 million, or 34.3 percent to $128.6 million at September 30, 2012 from $95.7 million at December 31, 2011. Valley contributed $25.0 million to the qualified plan in January 2012. Valley does not expect to make any additional contributions to the qualified plan during the fourth quarter of 2012.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock options granted by Valley during the nine months ended September 30, 2012 and 2011. Valley awarded restricted stock totaling 544 thousand shares and 15 thousand shares during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, 6.3 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $1.1 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $3.8 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. The fair values of stock awards are expensed over the vesting period. As of September 30, 2012, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $4.3 million and will be recognized over an average remaining vesting period of approximately 2 years.

On January 1, 2012, Valley assumed 356 thousand shares of outstanding and vested incentive stock options under State Bancorp’s long-term stock incentive plans, of which 321 thousand shares were outstanding and exercisable as of September 30, 2012. These outstanding stock options have an aggregate weighted average exercise price of $17.41 and weighted average remaining term of 3 years.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $241.9 million as of September 30, 2012. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $148.4 million, or 61.3 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of September 30, 2012, Valley had a $1.0 million liability related to the standby letters of credit.

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

At September 30, 2012, Valley had the following cash flow hedge derivatives:

•

Four forward starting interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. Two of the four swaps, totaling $200 million, expire in October 2016 and require Valley to pay fixed-rate amounts at approximately 4.73 percent, in exchange for the receipt of variable-rate payments at the prime rate. Starting in July 2012, the other two swaps totaling $100 million require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate and expire in July 2017.

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

At September 30, 2012, Valley had the following fair value hedge derivatives:

•	One interest rate swap with a notional amount of approximately $8.8 million used to hedge the change in the fair value of a commercial loan.

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

Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program, Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2012, Valley had a total of 35 interest rate swaps with an aggregate notional amount of $137.5 million, including 13 interest rate swaps totaling $16.8 million acquired from State Bancorp, related to this program.

Valley also enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. As of September 30, 2012, Valley had mortgage banking derivatives with an aggregate notional amount of $331.2 million.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Line Item	September 30, 2012	December 31, 2011
		(in thousands)
Asset Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$39	$294
Fair value hedge interest rate swaps	Other Assets	792	852

Total derivatives designated as hedging instruments		$831	$1,146

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$7,596	$4,065
Mortgage banking derivatives	Other Assets	3,491	-

Total derivatives not designated as hedging instruments		$11,087	$4,065

Liability Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$18,510	$15,649
Fair value hedge interest rate swaps	Other Liabilities	2,317	2,140

Total derivatives designated as hedging instruments		$20,827	$17,789

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$7,593	$4,065
Mortgage banking derivatives	Other Liabilities	2,807	-

Total derivatives not designated as hedging instruments		$10,400	$4,065

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive loss to interest on short-term borrowings	$(1,788)	$(608)	$(4,578)	$(1,796)
Amount of loss recognized in other comprehensive (loss) income	(2,101)	(15,829)	(5,840)	(20,928)

Valley recognized a net loss of $116 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three months ended September 30, 2011 and net gains of $73 thousand and net losses of $81 thousand for the nine months ended September 30, 2012 and 2011, respectively. No ineffectiveness on the cash flow hedge interest rate caps was recognized in the third quarter of 2012. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $13.8 million and $13.1 million at September 30, 2012 and December 31, 2011, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $6.7 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Derivative - interest rate swaps:
Interest income - interest and fees on loans	$(57)	$(706)	$(178)	$(764)
Interest expense - interest on time deposits	(33)	424	(60)	990
Hedged item - loans and deposits:
Interest income - interest and fees on loans	$57	$706	$178	$764
Interest expense -interest on time deposits	39	(453)	77	(1,034)

During the three and nine months ended September 30, 2012 and 2011, the net gains recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $141 thousand and $146 thousand for the three months ended September 30, 2012 and 2011, respectively, and $416 thousand and $332 thousand for the nine months ended September 30, 2012 and 2011, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

The net gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments totaled $682 thousand and $899 thousand for the three and nine months ended September 30, 2012, respectively. There were no gain or losses related to derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2011.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of September 30, 2012, Valley was in compliance with all of the provisions of its derivative counterparty agreements.

As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $28.0 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at September 30, 2012. At September 30, 2012, Valley had $25.7 million in collateral posted with its counterparties.

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

The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (“U.S. GAAP”) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP.

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

•

higher than expected loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business from the recent damages to our primary markets by Hurricane Sandy;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unanticipated deterioration in our loan portfolio;

•	an unanticipated reduction in our “originate and sell” residential mortgage strategy or a slowdown in residential mortgage loan refinance activity;

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

Executive Summary

Company Overview. At September 30, 2012, Valley had consolidated total assets of $15.8 billion, total net loans of $11.0 billion, total deposits of $10.9 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 210 branch network, 80 percent and 20 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion, including our most recent bank transaction discussed below. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 for more details regarding our past merger activity.

Acquisition of State Bancorp, Inc. (“State Bancorp”). On January 1, 2012, Valley acquired State Bancorp, the holding company for State Bank of Long Island, a commercial bank with $1.7 billion in assets, $1.1 billion in loans and $1.4 billion in deposits, after purchase accounting adjustments, and 16 branches in Nassau, Suffolk, Queens, and Manhattan. We believe our expansion into this attractive area of the Long Island market has already provided additional lending, retail, and wealth management service opportunities to further strengthen our New York Metropolitan operations and will continue to grow Valley brand recognition in these markets. During February 2012, we integrated State Bancorp’s systems into Valley with minimal disruption to our customer service and operations. We continue to look for future opportunities to support our new efforts in the Long Island market both through gradual de novo branch expansion and other potential bank acquisitions.

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

Quarterly Results. Net income for the third quarter of 2012 was $39.4 million, or $0.20 per diluted common share, compared to $35.4 million, or $0.20 per diluted common share for the third quarter of 2011. The $4.0 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $20.3 million increase in total non-interest income mainly caused by a $22.2 million increase in net gains on the sales of (residential mortgage) loans as we implemented an “originate and sell” model for most of our residential loan mortgage originations during the third quarter of 2012, and (ii) a modest increase of $420 thousand in net interest income after provision for credit losses as our provision declined due to improved loss experience and outlook in mainly the auto and other consumer loan categories, partially offset by (iii) a $7.9 million increase in total non-interest expense primarily due to increases in salary and employee benefits, net occupancy and equipment expense, and other non-interest expense largely due to the acquisition of State Bancorp and certain other items and (iv) a 8.3 percent increase in our effective tax rate largely due to the increase in pre-tax income for the third quarter of 2012 and its impact on the projected income and tax rate for the full year of 2012. See the “Net Interest Income,” “Other Income,” “Other Expense,” “Investment Securities Portfolio” and “Loan Portfolio” sections below for more details on the items impacting our third quarter of 2012 results.

Recent Events. On October 29, 2012, Hurricane Sandy struck the Northeast and caused severe property damage and many business closures throughout our primary New Jersey and New York Metropolitan area markets. We are currently assessing the impact of the storm on our borrowers’ ability to repay their loans and any adverse impact on collateral values. Additionally, we implemented several “fee relief” programs to refund or waive certain service fees to customers caused by the storm. While we do not anticipate the lost revenue from the hurricane to materially impact our fourth quarter of 2012 results and subsequent periods, we can make no assurances that the on-going local area recovery and its economic toll to a broad range of our customers will not have a materially adverse effect on our future financial condition and results of operations. For more details regarding risk factors, including severe weather and climate change, that may affect Valley, see Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011.

Economic Overview and Indicators. During the third quarter of 2012, the U.S. economy modestly progressed in its recovery despite significant monetary stimulus provided by the Federal Reserve. The Fed has announced its intentions to keep short term rates low, in the zero to 0.25% range, for at least the next two years in an effort to enliven economic growth. That effort is exemplified by programs such as Operation Twist and a current round of quantitative easing, known as QE3, in which the Fed intends to actively purchase approximately $85 billion per month of Treasuries and mortgage-backed securities to drive down interest rates. This action is aimed to lower borrowing costs for businesses and consumers. In the early part of the fourth quarter, we have begun to see improvements in unemployment rate and the housing market, and we anticipate that the Fed will continue its programs to sustain growth.

In terms of jobs data, the most recent monthly reports are mixed. On the surface it looked favorable, with 114 thousand jobs created in September, and there were some large revisions that added 86 thousand jobs to the two previous months. Unfortunately that showed that the economy was generating close to 200 thousand jobs per month two months ago and now new jobs are running just over 100 thousand a month, so the momentum may be slowing. A decline in non-farm payrolls appears to indicate that employers are reluctant to hire with all the uncertainty ahead and this will likely continue until Congress acts to address the so-called fiscal cliff (i.e., the combination of scheduled tax increases and cuts in federal spending set for the end of 2012). In addition, a recent household survey revealed that the unemployment rate tumbled three tenths month-to-month from 8.1 percent to 7.8 percent (the lowest rate in almost four years), but many economists say that it is because over 800 thousand people took part-time jobs for economic reasons.

On a national level, home sales and housing starts are showing some positive momentum and homebuilders are increasingly confident. Thanks in part to the Federal Reserve, mortgage rates are at multi-generational lows, giving qualified borrowers the ability to enter the market. The median price of an existing home climbed 11 percent since September 2011 to $183 thousand. Increased refinance activity has had a positive impact on our residential lending operations and to the extent that new and existing home sales grow, there will be a multiplier effect throughout the economy, improving conditions for realtors, movers, lawyers, the home furnishings industries and potentially many of our commercial customers.

On a year-over-year basis, the producer price index reflected an increase of 2.5 percent and the consumer price index rose 1.9 percent. Both of these indexes reflect risks of inflation that should be within the Fed’s comfort range and give them the flexibility for further monetary easing. Many economists expect GDP growth to be 2.1 percent for the full year 2012 (compared with 1.8 percent for 2011) and the projections for 2013 and 2014 are 2.0 percent and 2.6 percent, respectively. We believe a low-rate, high unemployment environment, which is reflective of our current operating environment, will continue to challenge our business operations and results in many ways during the remainder of 2012 and the foreseeable future, as highlighted throughout the remaining MD&A discussion below.

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

	For the Month Ended
Key Economic Indicators:	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Unemployment rate:
U.S.	7.80%	8.20%	8.20%	8.50%	9.00%
New York Metro Region*	8.50%	9.50%	8.90%	8.20%	8.60%
New Jersey	9.80%	9.60%	9.00%	9.10%	9.40%
New York	8.90%	8.90%	8.50%	8.20%	8.30%

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	($ in millions)
Personal income:
New Jersey	NA	$475,767	$472,197	$474,531	$470,405
New York	NA	$1,015,341	$1,003,796	$993,931	$985,581
New consumer bankruptcies:
New Jersey	NA	0.14%	0.15%	0.16%	0.15%
New York	NA	0.09%	0.08%	0.10%	0.09%
Change in home prices:
U.S.	NA	6.90%	-1.70%	-3.80%	0.10%
New York Metro Region*	NA	0.91%	-1.78%	-3.70%	0.72%
New consumer foreclosures:
New Jersey	NA	0.05%	0.08%	0.04%	0.07%
New York	NA	0.05%	0.06%	0.05%	0.06%
Rental vacancy rates:
New Jersey	10.80%	10.50%	11.60%	10.80%	9.50%
New York	5.00%	5.60%	6.30%	6.30%	7.40%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Overall, our total loan portfolio declined by 9.6 percent on an annualized basis during the third quarter of 2012 mainly due to a substantial amount of refinance activity within our residential mortgage loan portfolio and our shift to an “originate and sell” model during the third quarter. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) decreased by $255.9 million, or 9.1 percent on an annualized basis, to $10.9 billion at September 30, 2012 from June 30, 2012 largely due to the decision to sell the majority of our new and refinanced residential mortgage loans, some large repayments within the commercial loan portfolios, as well as continued strong competition for high quality commercial borrowers. Automobile loans increased $11.1 million, or 5.7 percent on an annualized basis, during the third quarter of 2012 as compared to June 30, 2012 due, in part, to $12.4 million in purchased loans during the quarter. However, our commercial real estate loan portfolio (including construction loans) experienced organic growth of $28.6 million, or 2.4 percent on an annualized basis, during the third quarter of 2012. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $207.5 million, or 1.9 percent of our total loans, at September 30, 2012 as compared to $226.5 million at June 30, 2012 mainly due to normal payment activity.

Our new and refinanced residential mortgage loan originations of $1.5 billion during the nine months ended September 30, 2012 increased 85 percent as compared to $786 million in the same period of 2011. The increased volume is largely the result of the historically low interest rate environment, the success of our low-fixed price residential mortgage refinance programs and our strong emphasis in the New York Metro area supported by our expanded network of 43 full service branches in the New York boroughs and Long Island after the acquisition of State Bancorp on January 1, 2012. Widening loan spreads and the current Federal Reserve monetary policies contributed to increased loan sales into the secondary market during the third quarter of 2012 as we attempt to maximize mortgage banking revenues within non-interest income, while the low level of market interest rates continues to apply pressure to our net interest income and margin. As a result, Valley sold approximately $380 million of residential mortgages during the three months ended September 30, 2012 compared to $75 million in the prior quarter ended June 30, 2012, and had $149.1 million in loans held for sale, at fair value, at September 30, 2012. The increased secondary sales and mark to market gains on loans held for sale at fair value materially increased the total gains on the sale of loans recognized in our non-interest income as compared to the linked quarter and the third quarter of 2011, while allowing us to maintain the appropriate mix of earning assets and an acceptable level of interest rate risk on our balance sheet. Additionally, loan servicing rights recognized for the retained servicing of the loans sold during the third quarter totaled $4.4 million at September 30, 2012. During the early part of the fourth quarter of 2012, mortgage application volume continues to be strong, and we believe this activity will continue into the foreseeable future assuming that market conditions do not adversely change. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow economic recovery, elevated unemployment levels, personal bankruptcies, and higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at September 30, 2012. Our past due loans and non-accrual loans, discussed further below, exclude purchased credit-impaired (“PCI”) loans. PCI loans include loans that were acquired as part of FDIC-assisted transactions in 2010 (“covered loans”) and all loans acquired in the merger with State Bancorp on January 1, 2012 and loans purchased by Valley in March 2012. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days were $171.0 million, or 1.53 percent of our total loan portfolio of $11.1 billion as of September 30, 2012 compared to $157.8 million, or 1.38 percent of total loans of $11.4 billion at June 30, 2012. The increase of $13.2 million in delinquent loan balances was mainly due to increases in commercial and industrial loans and residential mortgage loans within the 30 to 89 days past due loan category. Within this past due category, commercial and industrial loans increased $15.2 million to $17.5 million at September 30, 2012 due, in part, to a $8.9 million impaired loan with $3.7 million in related specific reserves included in our total allowance for loan losses and a $4.6 million matured performing loan in the normal process of renewal. Residential mortgage loans past due 30 to 89 days also increased $6.8 million to $17.0 million at September 30, 2012; however, Valley believes the mortgage loans in this past due category are well secured, in the process of collection and do not represent a material negative trend within the residential mortgage portfolio. Non-accrual loans decreased $4.8 million to $121.4 million at September 30, 2012 as compared to $126.2 million at June 30, 2012 mainly due to declines in the commercial real estate and construction loan categories caused, in part, by several full loan payoffs received, and despite the addition of $3.0 million of reclassified performing residential and home equity loans to non-accrual status due to the implementation of new Office of the Comptroller of the Currency guidance during the third quarter. Loan charge-offs related to the reclassified loans were immaterial for the third quarter of 2012. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of the economy and high levels of unemployment, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of September 30, 2012. See the “Non-performing Assets” section below for further discussion and analysis of our credit quality.

Selected Performance Indictors. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Return on average assets	0.99%	0.99%	0.90%	1.02%
Return on average shareholders’ equity	10.45	10.74	9.52	11.07
Return on average tangible shareholders’ equity (“ROATE”)	14.86	14.52	13.60	14.99

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)

Net income	$39,447	$35,357	$106,798	$108,836

Average shareholders’ equity	1,509,403	1,316,733	1,495,734	1,310,750
Less: Average goodwill and other intangible assets	(447,622)	(342,506)	(448,449)	(342,996)

Average tangible shareholders’ equity	$1,061,781	$974,227	$1,047,285	$967,754

Annualized ROATE	14.86%	14.52%	13.60%	14.99%

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

All of the above ratios are, from time to time, impacted by net trading gains and losses, net gains and losses on securities transactions, net gains on sales of loans and net impairment losses on securities recognized in non-interest income. These amounts can vary widely from period to period due to the recognition of non-cash gains or losses on the change in the fair value of our junior subordinated debentures carried at fair value and our trading securities portfolio, the level of sales of our investment securities classified as available for sale and residential mortgage loan originations, and the results of our quarter impairment analysis of the held to maturity and available for sale investment portfolios. See the “Non-Interest Income” section below for more details.

Net Interest Income

Net interest income on a tax equivalent basis was $123.7 million for the third quarter of 2012 and remained relatively unchanged as compared to the second quarter of 2012 and the third quarter of 2011. Interest income on a tax equivalent basis increased $493 thousand from the linked second quarter of 2012 mainly due to a $121.3 million increase in average loans and higher accretion on PCI loans, partially offset by a $246.2 million decline in average taxable investment securities. The increase in interest income was more than offset by a $621 thousand increase in interest expense, which was mostly driven by a 3 basis point increase in the cost of average savings, NOW, and money market deposits and a $74.4 million increase in average time deposits.

Average interest earning assets increased to $14.3 billion for the third quarter of 2012 as compared to approximately $12.8 billion for the third quarter of 2011 largely due to $1.1 billion in loans acquired from State Bancorp and the organic growth of our commercial real estate and residential mortgage loans over the last twelve month period, despite our shift to an originate and sell strategy for most of our new and refinanced residential mortgage loan originations during the third quarter of 2012. Compared to the second quarter of 2012, average interest earning assets increased $205.8 million mainly due to a $290.4 million increase in average federal funds sold and other interest bearing deposits, continued commercial real estate loan growth and a large volume of residential mortgage loan originations, partially offset by a decline in taxable investment balances. The increase in average federal funds sold and other interest bearing deposits was due to a higher level of excess cash balances maintained at the Federal Reserve Bank of New York caused, in part, by net proceeds from investment securities sales and calls. Average taxable investments decreased $246.2 million in the third quarter of 2012 as compared to the second quarter of 2012 mainly due to significant principal payments and prepayments received on residential mortgage-backed securities over the last two quarters and the sale of approximately $100.2 million of U.S. government and agency mortgage-backed securities and $19.4 million of corporate debt securities classified as available for sale, as well as the early issuer redemption of $75.7 million in trust preferred securities during the third quarter of 2012.

Average interest bearing liabilities increased $918.5 million to approximately $11.2 billion for the third quarter of 2012 compared with the third quarter of 2011 mainly due to deposits and borrowings assumed from State Bancorp totaling $1.4 billion, partially offset by the maturity of $206 million of higher cost long-term FHLB advances during the first half of 2011, normal run-off of maturing high cost certificate of deposit balances over the past twelve month period, and some attrition of the assumed deposit balances in 2012. Compared to the second quarter of 2012, average interest bearing liabilities increased $194.8 million for the third quarter of 2012 mostly due to higher low-cost short-term FHLB borrowing balances and retail certificates of deposits obtained through promotional campaigns in the third quarter, partially offset by the run-off of maturing higher rate certificates of deposit.

The net interest margin on a tax equivalent basis was 3.46 percent for the third quarter of 2012, a decrease of 6 basis points from 3.52 percent in the linked second quarter of 2012, and a 40 basis point decline from 3.86 percent for the quarter ended September 30, 2011. The yield on average interest earning assets decreased by five basis points on a linked quarter basis mainly as a result of lower yields on average investment securities caused by the current low market yields on new securities, and calls and sales of higher yielding securities. The yield on average loans increased 3 basis points to 5.12 percent for the three months ended September 30, 2012 from the second quarter of 2012. However, interest income on loans included $2.1 million in accelerated interest accretion recognized on certain PCI loan pools that were fully repaid during the third quarter of 2012. Additionally, the repayment volume of higher yielding non-PCI loans remained elevated for the third quarter of 2012 and negatively impacted the overall yield on average loans. The cost of average interest bearing liabilities declined only one basis point from 1.63 percent in the second quarter of 2012 mainly due to a 4 basis point decline in the cost of average time deposits mainly resulting from the run-off of maturing higher rate certificates of deposit. The matured time deposits were largely replaced by lower rate retail certificates of deposit obtained through promotional campaigns in the third quarter. The cost of average savings, NOW and money market deposits increased 3 basis points from 0.37 percent in the second quarter of 2012 due, in part, to additional interest expense related to interest rate swaps hedging certain prime rate money market deposits. The swaps, with payments commencing in July 2012, require pay fixed/receive variable-rate amounts and have an aggregate notional amount of $100 million. The cost of short-term borrowings also increased 5 basis points to 0.44 percent for the third quarter of 2012 primarily due to the slightly higher costs of average short-term FHLB advances as compared to the second quarter of 2012. Our cost of total deposits was 0.52 percent for the third quarter of 2012 compared to 0.51 percent for the three months ended June 30, 2012.

We believe our margin may continue to face compression into the foreseeable future due to the current low level of interest rates on most interest earning asset alternatives and the Federal Reserve’s indications that it may attempt to keep these historically low interest rates through, and potentially beyond, the end of 2014 in an effort to assist the U.S. economic recovery. We anticipate margin contraction in the fourth quarter of 2012 that will be at least slightly greater than the six basis point decline experienced in the third quarter of 2012 due, in part, to the aforementioned accelerated interest accretion on certain PCI loans not expected to recur in the fourth quarter. To mitigate the margin compression, we do not intend to alter either our credit or duration risk profile. However, we continue to tightly manage our balance sheet and our cost of funds in a manner that minimizes our net interest income exposure in varying interest rate environments, while optimizing our returns.

The following table reflects the components of net interest income for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2012			June 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,419,251	$146,051	5.12%	$11,297,942	$143,837	5.09%	$9,642,366	$140,305	5.82%
Taxable investments (3)	2,016,878	17,599	3.49	2,263,054	19,788	3.50	2,537,173	28,117	4.43
Tax-exempt investments (1)(3)	505,010	5,268	4.17	464,681	4,965	4.27	464,873	4,783	4.12
Federal funds sold and other interest bearing deposits	342,723	196	0.23	52,348	31	0.24	176,900	110	0.25

Total interest earning assets	14,283,862	169,114	4.74	14,078,025	168,621	4.79	12,821,312	173,315	5.41

Allowance for loan losses	(131,872)			(134,805)			(140,280)
Cash and due from banks	423,349			419,989			388,215
Other assets	1,422,535			1,442,592			1,197,790
Unrealized (losses) gains on securities available for sale, net	(2,901)			(14,753)			16,746

Total assets	$15,994,973			$15,791,048			$14,283,783

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,079,279	$5,051	0.40%	$5,064,315	$4,690	0.37%	$4,395,239	$4,961	0.45%
Time deposits	2,736,233	9,226	1.35	2,661,794	9,276	1.39	2,782,254	12,424	1.79

Total interest bearing deposits	7,815,512	14,277	0.73	7,726,109	13,966	0.72	7,177,493	17,385	0.97
Short-term borrowings	502,016	556	0.44	376,150	369	0.39	175,636	293	0.67
Long-term borrowings (4)	2,896,160	30,575	4.22	2,916,670	30,452	4.18	2,942,015	32,026	4.35

Total interest bearing liabilities	11,213,688	45,408	1.62	11,018,929	44,787	1.63	10,295,144	49,704	1.93

Non-interest bearing deposits	3,212,515			3,204,242			2,611,057
Other liabilities	59,367			68,361			60,849
Shareholders’ equity	1,509,403			1,499,516			1,316,733

Total liabilities and shareholders’ equity	$15,994,973			$15,791,048			$14,283,783

Net interest income/interest rate spread (5)		$123,706	3.12%		$123,834	3.16%		$123,611	3.48%

Tax equivalent adjustment		(1,884)			(1,763)			(1,676)

Net interest income, as reported		$121,822			$122,071			$121,935

Net interest margin (6)			3.41%			3.47%			3.80%
Tax equivalent effect			0.05%			0.05%			0.06%

Net interest margin on a fully tax equivalent basis (6)			3.46%			3.52%			3.86%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2012 and 2011:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,225,330	$438,358	5.21%	$9,574,183	$409,015	5.70%
Taxable investments (3)	2,248,813	59,889	3.55	2,685,307	89,946	4.47
Tax-exempt investments (1)(3)	470,001	15,032	4.26	412,545	12,374	4.00
Federal funds sold and other interest bearing deposits	163,722	282	0.23	131,518	253	0.26

Total interest earning assets	14,107,866	513,561	4.85	12,803,553	511,588	5.33

Allowance for loan losses	(134,034)			(136,463)
Cash and due from banks	436,834			359,715
Other assets	1,439,483			1,211,521
Unrealized (losses) gains on securities available for sale, net	(16,503)			19,703

Total assets	$15,833,646			$14,258,029

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,072,035	$15,095	0.40%	$4,377,244	$14,722	0.45%
Time deposits	2,736,867	28,687	1.40	2,776,670	37,206	1.79

Total interest bearing deposits	7,808,902	43,782	0.75	7,153,914	51,928	0.97
Short-term borrowings	372,422	1,178	0.42	194,853	910	0.62
Long-term borrowings (4)	2,910,297	91,912	4.21	2,982,426	97,917	4.38

Total interest bearing liabilities	11,091,621	136,872	1.65	10,331,193	150,755	1.95

Non-interest bearing deposits	3,176,371			2,552,012
Other liabilities	69,920			64,074
Shareholders’ equity	1,495,734			1,310,750

Total liabilities and shareholders’ equity	$15,833,646			$14,258,029

Net interest income/interest rate spread (5)		$376,689	3.20%		$360,833	3.38%

Tax equivalent adjustment		(5,337)			(4,336)

Net interest income, as reported		$371,352			$356,497

Net interest margin (6)			3.51%			3.71%
Tax equivalent effect			0.05%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.56%			3.76%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2012 Compared with September 30, 2011			Nine Months Ended September 30, 2012 Compared with September 30, 2011
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$23,967	$(18,221)	$5,746	$66,493	$(37,150)	$29,343
Taxable investments	(5,164)	(5,354)	(10,518)	(13,295)	(16,762)	(30,057)
Tax-exempt investments*	418	67	485	1,801	857	2,658
Federal funds sold and other interest bearing deposits	95	(9)	86	57	(28)	29

Total increase (decrease) in interest income	19,316	(23,517)	(4,201)	55,056	(53,083)	1,973

Interest Expense:
Savings, NOW and money market deposits	720	(630)	90	2,181	(1,808)	373
Time deposits	(202)	(2,996)	(3,198)	(526)	(7,993)	(8,519)
Short-term borrowings	390	(127)	263	632	(364)	268
Long-term borrowings and junior subordinated debentures	(494)	(957)	(1,451)	(2,333)	(3,672)	(6,005)

Total decrease in interest expense	414	(4,710)	(4,296)	(46)	(13,837)	(13,883)

Total increase (decrease) in net interest income	$18,902	$(18,807)	$95	$55,102	$(39,246)	$15,856

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Trust and investment services	$1,947	$1,769	$5,705	$5,744
Insurance commissions	3,228	3,416	11,947	11,496
Service charges on deposit accounts	6,513	5,616	18,545	16,908
Gains on securities transactions, net	1,496	863	2,543	20,034
Net impairment losses on securities recognized in earnings	(4,697)	-	(5,247)	(825)
Trading gains (losses), net
Trading securities	65	136	166	523
Junior subordinated debentures carried at fair value	(59)	640	461	2,587

Total trading gains, net	6	776	627	3,110
Fees from loan servicing	1,173	989	3,481	3,356
Gains on sales of loans, net	25,055	2,890	31,362	8,060
Gains on sales of assets, net	195	179	483	382
Bank owned life insurance	1,674	1,989	5,265	5,575
Change in FDIC loss-share receivable	(390)	(1,577)	(7,502)	11,989
Other	4,296	3,293	19,912	12,696

Total non-interest income	$40,496	$20,203	$87,121	$98,525

Service charges on deposit accounts increased $897 thousand to $6.5 million for the third quarter of 2012 as compared to the same period one year ago mainly due to higher fees charged on checking and savings accounts, as well as higher ATM and overdraft fees partly caused by our 2012 acquisition.

Net gains on securities transactions increased $633 thousand and decreased $17.5 million for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011. The nine months decrease was mainly due to lower net gains recognized in 2012 as compared to $20.0 million in net gains recognized during the nine months ended September 30, 2011, which were mainly due to gains on the sale of $253.0 million in residential mortgage-backed securities, preferred securities issued by Freddie Mac and Fannie Mae, and U.S. Treasury securities classified as available for sale during the second quarter of 2011. We elected to sell these securities based on a total rate of return analysis for each security. Additionally, the sales of the Freddie Mac and Fannie Mae securities reduced our exposure to these government sponsored issuers, and allowed us to reinvest the net proceeds mainly in Ginnie Mae mortgage-backed securities, which are fully guaranteed by the federal government and do not require related regulatory capital to be held by the Bank. The net gains recognized for the three and nine months ended September 30, 2012 were also partially offset by gross losses totaling $5.3 million related to the early redemption of trust preferred securities issued by one bank holding company. See Note 6 to the consolidated financial statements for more details on our gross gains and losses on securities transactions for each period.

Net impairment losses on securities increased $4.7 million during the quarter ended September 30, 2012 as compared to the same period in 2011 as no credit impairment losses on securities were recognized during the third quarter of 2011. During the three and nine months ended September 30, 2012, we recognized $4.7 million in additional estimated credit losses primarily related to the previously impaired trust preferred securities issued by one bank holding company. See the “Investment Securities Portfolio” section of this MD&A and Note 6 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading gains represent the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value and the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio. Net trading gains decreased $770 thousand to $6 thousand for the third quarter of 2012, and $2.5 million to $627 thousand for the nine months ended September 30, 2012 as compared to the same periods in 2011, mainly due to the change in the non-cash mark to market adjustments on our junior subordinated debentures carried at fair value based upon the exchange traded market prices on the related trust preferred securities. See Note 5 to the consolidated financial statements for more details.

Net gains on sales of loans increased $22.2 million and $23.3 million for the three and nine months ended September 30, 2012, respectively, primarily related to $17.5 million in gains on the sales of approximately $379 million of residential mortgage loans during the third quarter of 2012, and a $7.6 million mark to market gain recognized for our loans held for sale carried at fair value. The sale volume was a result of strong mortgage loan demand due to the current low level of interest rates, our successful low fixed-price refinance programs, and our shift to an “originate and sell” model during the third quarter of 2012. We expect the higher level of gains to continue into the fourth quarter as we intend to sell a large portion of our mortgage loan production and maintain the appropriate level of interest risk on our balance sheet. We also believe our mortgage origination levels in Long Island, New York will continue to increase as we target this new market.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. During the quarter ended September 30, 2012, we recognized a $390 thousand net reduction in non-interest income attributable of changes in the FDIC loss-share receivable as compared to $1.6 million net reduction for the same quarter in 2011. During the nine months ended September 30, 2012, the aggregate effect of changes in the FDIC loss-share receivable amounted to a $7.5 million net reduction in non-interest income primarily due to a $6.0 million reduction in the FDIC’s portion of estimated losses related to unused lines of credit assumed in FDIC-assisted transactions which have expired. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 7 to the consolidated financial statements for further details.

Other non-interest income increased $7.2 million to $ 19.9 million for the nine months ended September 30, 2012 from $12.7 million for the same period one year ago primarily due to the reversal of $7.4 million in purchase accounting valuation liabilities related to expired and unused lines of credit assumed in FDIC-assisted transactions during the second quarter of 2012. This reversal resulted in aforementioned corresponding $6.0 million reduction in our FDIC loss-share receivable portion of such estimated losses as of the acquisition.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Salary and employee benefits expense	$49,267	$45,125	$151,507	$133,359
Net occupancy and equipment expense	17,466	15,656	51,731	48,309
FDIC insurance assessment	3,915	2,993	10,742	9,624
Amortization of other intangible assets	2,696	3,351	7,186	7,109
Professional and legal fees	3,471	3,666	10,440	10,459
Advertising	1,723	2,185	5,252	6,370
Other	14,681	12,326	42,419	36,981

Total non-interest expense	$93,219	$85,302	$279,277	$252,211

Salary and employee benefits expense increased $4.1 million and $18.1 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 largely due to additional salary and benefit expenses related to employees acquired in the State Bancorp acquisition. Higher medical health insurance expense also contributed $1.3 million and $4.3 million to the increases from the respective comparable periods of 2011. Our health care expenses are at times volatile due to our election to self-fund a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future. In addition, stock and cash incentive compensation accruals increased $1.3 million and $976 thousand, respectively, for the nine months ended September 30, 2012 as compared to the first nine months of 2011.

Net occupancy and equipment expenses increased $1.8 million and $3.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 mainly due to additional expenses associated with the branches acquired from State Bancorp during January 2012. During the nine months ended September 30, 2012, the increase was partially offset by lower seasonal maintenance expenses as compared to the same period in 2011.

The FDIC insurance assessment increased $922 thousand in the third quarter of 2012 as compared to the same period in 2011, largely due to our growth resulting from the acquisition of State Bancorp.

Amortization of other intangible assets decreased $655 thousand for the quarter ended September 30, 2012, as compared to the same period in 2011 mainly due to the recognition of a $402 thousand net impairment charge on certain loan servicing rights during the third quarter of 2012 as compared to $1.6 million during the third quarter of 2011. We also incurred $1.0 million of additional amortization expense primarily related to core deposit intangibles assumed from State Bancorp for the nine months ended September 30, 2012. See Note 9 to the consolidated financial statements for additional information regarding our other intangible assets.

Advertising expense decreased $462 thousand and $1.1 million during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 mainly caused by a lower volume of promotional activity during the second and third quarters of 2012 mostly due to the benefits of the broad based customer knowledge of our low fixed-price mortgage refinance programs.

Other non-interest expense increased $2.4 million and $5.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 mainly due to several general increases caused by the State Bancorp acquisition, including merger expenses totaling $942 thousand related mainly to data processing conversion charges, as well as higher OREO expenses during the third quarter of 2012.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance, and trends in comparison to our peers in the banking industry. Our efficiency ratio was 57.43 percent and 60.91 percent for the three and nine months ended September 30, 2012, respectively, compared to 60.01 percent and 55.43 percent for the same periods in 2011. The lower efficiency ratio during the third quarter of 2012 as compared to the same period of 2011 was largely attributable to a $22.2 million increase in gains on sales of loans, partially offset by $4.7 million of net impairment losses on securities.

We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. As part of these efforts, we continue to evaluate the profitability of our entire 210 branch network, consisting of 113 leased and 97 owned locations. Where possible we will “right size” branches and their staff to better reflect the technological changes taking place in our delivery system (e.g., 24 hour on-line banking, remote deposit, etc.) which continue to be utilized by a higher percentage of our customer base each year, as well as the amount of lobby traffic at each branch. Additionally, we continuously monitor the profitability and customer traffic at each branch location and assess our ability to shrink the size of the office or close it when there is a negative long term outlook for the location and/or an opportunity to move existing customers to another branch location. During the quarter ended September 30, 2012, one leased location acquired from State Bancorp was closed and the customer service and accounts were transferred to a nearby branch.

Income Taxes

Income tax expense was $22.4 million and $13.7 million for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate increased by 8.3 percent to 36.2 percent for the third quarter of 2012 as compared to 27.9 percent for the third quarter of 2011 largely due to the significant increase in pre-tax income during the third quarter of 2012 and its impact on the projected income and tax rate for the full year of 2012.

Income tax expense was $52.0 million and $56.0 million for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate decreased by 1.2 percent to 32.8 percent for the nine months ended September 30, 2012 as compared to 34.0 percent for the same period of 2011 mainly due to an $8.5 million incremental tax provision in 2011 related to a change in state tax law, partially offset by the aforementioned increase in pre-tax income during the third quarter of 2012.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the fourth quarter of 2012, we anticipate that our effective tax rate will approximate 33 percent.

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

The following tables present the financial data for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$4,095,130	$7,324,121	$2,864,611	$-	$14,283,862
Income (loss) before income taxes	28,288	33,697	4,740	(4,876)	61,849
Annualized return on average interest earning assets (before tax)	2.76%	1.84%	0.66%	N/A	1.73%

	Three Months Ended September 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,422,210	$6,220,156	$3,178,946	$-	$12,821,312
Income before income taxes	10,971	31,315	10,437	(3,670)	49,053
Annualized return on average interest earning assets (before tax)	1.28%	2.01%	1.31%	N/A	1.53%

Consumer Lending

The consumer lending segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans (representing in aggregate 35.5 percent of the total loan portfolio). Residential mortgage loans, including $11.8 million of covered loans, totaled approximately $2.5 billion and represented 22.5 percent of our loan portfolio at September 30, 2012. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average assets for the three months ended September 30, 2012 increased $672.9 million from $3.4 billion for the third quarter of 2011. The increase was mainly due to the organic growth in our non-covered residential mortgage loans caused by the sustained low level of market interest rates during the third quarter of 2012 and the continued success of our mortgage refinance programs. However during the third quarter of 2012, we sold a significant portion of our residential mortgage loan production as loan spreads widened and we managed the acceptable levels of interest rate risk and mix of loan types on our balance sheet. Home equity loans moderately increased from the 2011 period largely due to PCI loans acquired from State Bancorp on January 1, 2012; however, non-PCI home equity loans have gradually declined quarter over quarter during 2012 as some borrowers roll balances into refinanced first mortgages and line usage has been negatively impacted by the slow economic recovery. Automobile loan balances also increased as compared to the third quarter of 2011 due, in part, to $12.4 million in purchased loans during the quarter. Exclusive of the loan purchases, the auto loan originations have not resulted in significant growth during 2012 due to the high volume of principal repayments and the negative impact of the weak economy, high unemployment, and strong competition for quality loan credits on origination volumes.

Income before income taxes increased $17.3 million to $28.3 million for the three months ended September 30, 2012 as compared with the same period in 2011 primarily due to an increase in non-interest income, partially offset by an increase in the internal transfer expense. Non-interest income increased $23.4 million to $31.6 million for the third quarter of 2012 largely due to a $22.2 million increase in net gains on sales of residential mortgage loans as a result of our shift to an “originate and sell” model during the third quarter of 2012. Internal transfer expense increased $2.5 million to $16.6 million for the third quarter of 2012 as compared to the same period in 2011 mainly due to increased allocations based on average loan balances.

The net interest margin decreased 34 basis points to 3.27 percent for the third quarter of 2012 as compared to the third quarter of 2011 as a result of a 61 basis point decrease in interest yield, partially offset by a 27 basis point decrease in costs associated with our funding sources. Over the last twelve month period, our cost of funds continued to be positively impacted by the run-off of maturing high cost certificates of deposit, lower interest rates offered on most of our deposit products, and interest rate modifications to certain long-term borrowings during the fourth quarter of 2011 and the first half of 2012.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $51.7 million of covered loans, totaled approximately $2.2 billion and represented 19.5 percent of the total loan portfolio at September 30, 2012. Commercial real estate loans and construction loans, including $141.1 million of covered loans, totaled $5.0 billion and represented 45.0 percent of the total loan portfolio at September 30, 2012.

Average assets within commercial lending increased $1.1 billion to $7.3 billion for the three months ended September 30, 2012 as compared to the third quarter of 2011. This increase was primarily attributable to PCI loans acquired in the State Bancorp acquisition and purchased during the first quarter of 2012, as well as organic commercial real estate loan growth.

For the three months ended September 30, 2012, income before income taxes increased $2.4 million to $33.7 million as compared to the same quarter in 2011 mainly due to increases in both net interest income and non-interest income, partially offset by higher internal transfer expense. Net interest income increased $4.3 million as compared with the third quarter of 2011 driven by higher average loan balances coupled with lower cost of funds, partially offset by a 76 basis point decline in loan yields. The decline in yield was mostly caused by the repayment volume of higher yielding non-PCI loans over the last twelve months and the continued low level of market interest rates on new and renewed loans. The non-interest income decreased $2.4 million to $1.9 million as compared to the third quarter of 2011 mainly related to certain changes in our FDIC loss-share receivable for the FDIC’s portion of losses and reimbursable expenses on covered PCI loans. Internal transfer expense increased $4.1 million to $29.6 million for the three months ended September 30, 2012 as compared to the same quarter of 2011 primarily due to additional costs associated with our acquisition of State Bancorp and higher allocations due to the increased size of the commercial loan portfolio.

The net interest margin decreased 49 basis points to 4.38 percent for the third quarter of 2012 as compared to the same quarter one year ago mainly as a result of the aforementioned 76 basis point decrease in yield on average loans, partially offset by the 27 basis point decrease in the costs of our funding sources.

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

Average investments decreased $314.4 million to $2.9 billion during the third quarter of 2012 as compared to the same quarter in 2011 primarily due to significant principal payments and prepayments received on residential mortgage-backed securities, securities called for early redemption by their issuer consisting primarily of higher yielding trust preferred securities, and sales of certain other higher yielding securities as we manage the risks, mix of investment types, and total returns of individual investments within our investment portfolio.

Income before income taxes decreased $5.7 million to $4.7 million for the third quarter of 2012 compared to the three months ended September 30, 2011 primarily due to a $6.7 million decrease in net interest income to $15.0 million, partially offset by a $1.4 million decrease in the internal transfer expense from $13.0 million for the third quarter of 2011. The decrease in net interest income was driven by a 90 basis point decline in the yield on investments mainly resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates and accelerated premium amortization on certain mortgage-backed securities, and the significant decline in average investments, partially offset by lower cost of funds. The decrease in the internal transfer expense was primarily due to lower average balances.

The net interest margin decreased 63 basis points to 2.1 percent for the third quarter of 2012 as compared to the same quarter one year ago mainly as a result of the 90 basis point decrease in the yield on investments, partially offset by lower costs associated with our funding sources.

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

The corporate segment’s loss before income taxes decreased $1.2 million from $3.7 million for the three months ended September 30, 2011, mainly due to a decrease in non-interest income and internal transfer expense, partially offset by an increase in non-interest expense. Non-interest income decreased $5.2 million from $10.5 million for the third quarter of 2011 and was mostly attributable to a $4.7 million increase in net impairment losses on securities and a $770 thousand decrease in net trading gains, partially offset by a $633 thousand increase in net gains on securities transactions for the third quarter of 2012. The internal transfer expense decreased $5.2 million to $57.8 million for the third quarter of 2012 as compared to the third quarter of 2011. Non-interest expense increased $988 thousand to $61.3 million, as compared to the same period in 2011 primarily due to the acquisition of State Bancorp.

The following tables present the financial data for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,933,622	$7,291,708	$2,882,536	$-	$14,107,866
Income (loss) before income taxes	56,001	93,496	18,774	(9.427)	158,844
Annualized return on average interest earning assets (before tax)	1.90%	1.71%	0.87%	N/A	1.50%

	Nine Months Ended September 30, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,370,521	$6,203,662	$3,229,370	$-	$12,803,553
Income (loss) before income taxes	39,271	85,102	33,638	6,829	164,840
Annualized return on average interest earning assets (before tax)	1.55%	1.83%	1.39%	N/A	1.72%

Consumer Lending

Average interest earning assets for the nine months ended September 30, 2012 increased $563.1 million as compared to $3.4 billion in the same period in 2011. This increase reflects the aforementioned growth in our residential mortgage portfolio due, in part, to the prolonged low level of market interest rates, partially offset by decline in our automobile and home equity loan portfolios.

Income before income taxes increased $16.7 million for the nine months ended September 30, 2012 to $56.0 million as compared to the same period in 2011 primarily due to increases in both non-interest income and net interest income. Non-interest income increased $25.0 million mainly due to a $23.3 million increase in net gains on sales of residential mortgage loans during 2012 caused by our third quarter “originate and sell” strategy. We anticipate an elevated level of mortgage sales and gains on such sales during the fourth quarter of 2012. Net interest income increased $5.2 million for the nine months ended September 30, 2012 as compared to the same period in 2011 mainly due to the high volume of new mortgage loan originations booked to the loan portfolio during the first half of 2012. These increases were partially offset by a $6.1 million increase in non-interest expense coupled with a $7.7 million increase in the internal transfer expense during the nine months ended September 30, 2012 caused, in part, by the State Bancorp acquisition on January 1, 2012.

The net interest margin decreased 35 basis points to 3.34 percent for the nine months ended September 30, 2012 as compared to the same period of 2011 due to a 62 basis point decrease in interest yield, partially offset by a 27 basis point decrease in the costs associated with our funding sources.

Commercial Lending

Average interest earning assets for the nine months ended September 30, 2012 increased $1.1 billion as compared to the same period in 2011. This increase mainly reflects loans acquired in the State Bancorp acquisition and purchased during the first quarter of 2012, as well as organic growth within the commercial real estate loan portfolio due to loan demand from a broad range of borrowers within our primary markets, as well as our continued emphasis on co-op loan lending in the New York Metro area over the last twelve month period.

For the nine months ended September 30, 2012, income before income taxes increased $8.4 million to $93.5 million compared with the same period one year ago. The increase was primarily due to higher net interest income coupled with a decline in the provision for loan losses, partially offset by a decrease in non-interest income and higher internal transfer expense. Net interest income increased $28.6 million to $242.4 million during the nine months ended September 30, 2012 as compared to $213.8 million for the same period in 2011 and was mainly driven by higher average loan balances. The provision for loan losses decreased $17.3 million to $15.4 million as compared to $32.7 million for the same quarter in 2011 mainly due to an $18.1 million decline in the provision for covered loans, partially offset by a slightly higher provision for non-covered loans. Non-interest income decreased $18.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011 mainly due to $16.9 million of other income recognized in 2011 resulting from an increase in our FDIC loss-share receivable related to covered loan pools with additional impairment after the date of acquisition. Internal transfer expense increased $16.2 million to $90.9 million for the nine months ended September 30, 2012 as compared to the same period of 2011 primarily due to additional costs associated with our acquisition of State Bancorp and higher allocations due to the increased size of the commercial loan portfolio.

The net interest margin decreased 16 basis point to 4.43 percent for the nine months ended September 30, 2012 due to a 43 basis point decrease in the yield on average loans, partially offset by a 27 basis point decrease in the costs of our funding sources.

Investment Management

Average investments decreased $346.8 million during the nine months ended September 30, 2012 as compared to the same period one year ago primarily due to normal and accelerated repayments of principal, sales of securities, lower reinvestment of principal and interest proceeds due to loan growth, and the low level of interest rates on current investment alternatives with acceptable risk profiles.

Income before income taxes decreased $14.9 million to $18.8 million for the nine months ended September 30, 2012 compared to $33.6 million for the same period of 2011 primarily due to a $17.7 million decrease in net interest income, partially offset by a $3.3 million decrease in the internal transfer expense.

The net interest margin decreased 48 basis points to 2.32 percent for the nine months ended September 30, 2012 as compared to the same period one year ago as a result of a 75 basis point decrease in yield on investments, partially offset by a 27 basis point decrease in costs associated with our funding sources. The net interest margin for investment management was negatively impacted by the repayment and sales of certain higher yielding securities over the last twelve month period that were mostly replaced with securities yielding lower current market interest rates.

Corporate Segment

The income before income taxes for the corporate segment decreased $16.3 million to a $9.4 million loss for the nine months ended September 30, 2012 as compared to $6.8 million gain for the same period of 2011. Non-interest income decreased $18.1 million for the nine months ended September 30, 2012 primarily due to $17.5 million decrease in net gains on securities transactions coupled with a $2.5 million decrease in net trading gains. The decline in net trading gains was mostly caused by the change in non-cash mark to market gains on our trust preferred debentures carried at fair value.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2012. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2012. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2012. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2012 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2012. The model utilizes an immediate parallel shift in the market interest rates at September 30, 2012.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)

+200	$6,699	1.43%
+100	(505)	(0.11)

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to moderately decrease net interest income over the next twelve months by 0.11 percent. Our balance sheet sensitivity to such a move in interest rates is partly due to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis points immediate increase scenario in our simulation. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

As a result of the current interest rate environment, we do not anticipate any significant declines in interest rates over the next twelve months. For this reason, we did not use an interest rate sensitivity simulation that assumes an immediate decline in the level of interest rates over the next twelve months.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we have positioned a large portion of our investment portfolio in short-duration securities and residential mortgage-backed securities that will allow us to benefit from a potential rise in interest rates. In addition to these asset balances re-pricing, we expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. However, many of the residential mortgage-backed securities have rapidly paid down in the current low interest rate environment, and the resulting acceleration of the securities’ premium amortization has negatively impacted our interest income during the nine months ended September 30, 2012 and may continue to do so if the market interest rates remain a historically low levels.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates, respectively. We have four cash flow hedge interest rate swaps with a $300 million notional value at September 30, 2012. During the third quarter of 2011, two of the cash flow hedge interest rate swaps with a notional amount of $200 million began to pay fixed and receive floating rates. The other two swaps totaling $100 million began to pay fixed and receive floating rates in July 2012. The floating rate leg of the each transaction is indexed to the U.S. prime rate as reported by The Wall Street Journal. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and caps negatively impacted our net interest income during the nine months ended September 30, 2012 and 2011. We expect this negative trend to continue over the next twelve-month period due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the ailing economy. See Note 13 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at September 30, 2012.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.5 billion, representing 11.2 percent of earning assets, at September 30, 2012 and $1.2 billion, representing 9.8 percent of earning assets, at December 31, 2011. Of the $1.5 billion of liquid assets at September 30, 2012, approximately $356 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $514 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2012) are projected to be approximately $4.0 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $9.8 billion and $8.6 billion for the third quarter of 2012 and for the year ended December 31, 2011, respectively, representing 68.5 percent and 67.0 percent of average earning assets for the same periods of 2012 and 2011, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2012, our borrowing capacity under the Fed’s discount window was approximately $1.0 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”). Our short-term borrowings increased $76.1 million to $288.9 million at September 30, 2012 as compared to $212.8 million at December 31, 2011 due to an increase in FHLB advances totaling $150.0 million, partially offset by a decrease in short-term customer repo balances. At September 30, 2012, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of September 30, 2012, we had approximately $1.6 billion, $673.9 million, and $22.1 million in held to maturity, available for sale and trading securities, respectively. At September 30, 2012, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 16 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), corporate bonds (most of which were purchased prior to the financial crisis in 2008 and 2009) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2012.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Held to maturity
Investment grades:*
AAA Rated	$1,041,934	$57,889	$(117)	$1,099,706
AA Rated	277,340	17,411	(68)	294,683
A Rated	26,982	908	(143)	27,747
BBB Rated	78,174	5,423	(199)	83,398
Non-investment grade	39,295	476	(5,311)	34,460
Not rated	160,850	101	(11,532)	149,419

Total investment securities held to maturity	$1,624,575	$82,208	$(17,370)	$1,689,413

Available for sale
Investment grades:*
AAA Rated	$448,500	$11,515	$(123)	$459,892
AA Rated	9,932	1,164	-	11,096
A Rated	28,812	1,454	(6,241)	24,025
BBB Rated	56,804	1,185	(3,636)	54,353
Non-investment grade	66,280	669	(4,479)	62,470
Not rated	67,043	597	(5,565)	62,075

Total investment securities available for sale	$677,371	$16,584	$(20,044)	$673,911

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes investments with non-investment grade ratings with amortized costs and unrealized losses totaling $39.3 million and $5.3 million, respectively, at September 30, 2012. The unrealized losses for this category entirely relate to 3 single-issuer trust preferred securities. The held to maturity portfolio also includes $160.9 million in investments not rated by the rating agencies with aggregate unrealized losses of $11.5 million at September 30, 2012. The unrealized losses for this category almost entirely relate to 5 single-issuer bank trust preferred issuances with a combined amortized cost of $47.9 million. All single-issuer bank trust preferred and corporate debt securities classified as held to maturity, including the aforementioned eight securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2012, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $66.3 million and $62.5 million, respectively, at September 30, 2012. The $4.5 million in unrealized losses for this category are largely related to 3 private label mortgage-backed securities (including one security with additional estimated credit impairment during the second and third quarters of 2012) and 2 pooled trust preferred securities found to be other-than-temporarily impaired prior to 2012. The available for sale portfolio also includes investments not rated by the rating agencies with aggregate fair values and unrealized losses of $62.1 million and $5.6 million, respectively, at September 30, 2012. The unrealized losses for this category are largely attributable to previously impaired trust preferred securities issued by one bank holding company that required additional estimated credit loss to be recognized in earnings during the third quarter of 2012. See further details regarding the impaired securities in the “Other-Than-Temporarily Impaired Securities” section below.

Other-Than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley.

During the three and nine months ended September 30, 2012, we recorded additional estimated credit impairment charges in earnings totaling $4.7 million and $5.2 million, respectively, largely related to the net impairment losses on the trust preferred securities issued by one bank holding company totaling $4.5 million during the third quarter of 2012. The net impairment losses on residential mortgage-backed securities totaling $172 thousand and $722 thousand for the three and nine months ended September 30, 2012, respectively, related to one of six previously impaired private label mortgage-backed securities. For the nine months ended September 30, 2011, Valley recognized net impairment losses on securities in earnings totaling $825 thousand due to additional estimated credit losses on one of the two previously impaired pooled trust preferred securities. There were no net impairment losses recognized during the three months ended September 30, 2011.

At September 30, 2012, the six impaired private label mortgage-backed securities had a combined amortized cost of $43.0 million and fair value of $41.5 million, while the impaired trust preferred securities had a combined amortized cost and fair value of $47.2 million and $40.8 million, respectively, after recognition of all credit impairments. See the “Other-Than-Temporary Impairment Analysis” section of Note 6 to the consolidated financial statements for further details.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,118,870	$2,165,656	$2,170,378	$1,878,387	$1,833,211
Commercial real estate:
Commercial real estate	4,445,338	4,441,026	4,347,542	3,574,089	3,524,891
Construction	435,939	411,639	430,906	411,003	401,166

Total commercial real estate	4,881,277	4,852,665	4,778,448	3,985,092	3,926,057

Residential mortgage	2,499,554	2,745,101	2,531,166	2,285,590	2,172,601
Consumer:
Home equity	492,338	499,749	507,560	469,604	477,517
Automobile	789,248	778,181	764,082	772,490	785,443
Other consumer	160,118	155,963	145,703	136,634	122,862

Total consumer loans	1,441,704	1,433,893	1,417,345	1,378,728	1,385,822

Total non-covered loans	10,941,405	11,197,315	10,897,337	9,527,797	9,317,691

Covered loans (1)	207,533	226,537	252,185	271,844	282,396

Total loans (2)	$11,148,938	$11,423,852	$11,149,522	$9,799,641	$9,600,087

As a percent of total loans:
Commercial and industrial	19.0%	18.9%	19.4%	19.2%	19.2%
Commercial real estate	43.8	42.5	42.9	40.6	40.9
Residential mortgage	22.4	24.0	22.7	23.3	22.6
Consumer loans	12.9	12.6	12.7	14.1	14.4
Covered loans	1.9	2.0	2.3	2.8	2.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $3.8 million, $1.2 million, $4.4 million, $7.5 million, and $7.9 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.

Purchased Credit-Impaired (“PCI”) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At September 30, 2012, our non-covered loan portfolio includes approximately $1.1 billion of PCI loans acquired from State Bancorp and purchased from another financial institution during the first quarter of 2012. See further details regarding these transactions and the non-covered PCI loans at Notes 3 and 7 to the consolidated financial statements and our MD&A discussion below.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) decreased approximately $255.9 million to $10.9 billion at September 30, 2012 from June 30, 2012 and increased $1.4 billion from December 31, 2011. The quarter over quarter decrease was largely due to our decision to sell the majority of our new and refinanced residential mortgage loans, the transfer and sale of $123.1 million in residential mortgage loans from the held for investment portfolio, some large repayments within the commercial loan portfolios, as well as continued strong competition for high quality commercial borrowers. The $1.4 billion increase from December 31, 2011 was largely the result of PCI loans acquired from State Bancorp on January 1, 2012 and the organic loan growth experienced in the residential mortgage and commercial real estate loan portfolios during the first half of 2012.

Commercial and industrial loans decreased $46.8 million from June 30, 2012 mainly due to continued soft loan demand and lower lines of credit usage due, in part, to economic uncertainty, full loan repayments from a few large borrowers, including loans which were internally criticized, as well as the continued impact of strong market competition for quality credits on our ability to achieve growth in this loan category. Although we are encouraged by some new lending opportunities, partly caused by our expansion into the Long Island, New York marketplace during 2012, we believe difficult lending conditions may continue to challenge our ability to achieve significant loan growth in this category during the fourth quarter of 2012 and into 2013.

Commercial real estate loans (including construction loans) increased $28.6 million from June 30, 2012. The quarter over quarter growth in this loan category is largely a product of improved single-family housing and apartment building construction within certain areas of our New Jersey market.

Residential mortgage loans decreased $245.5 million from June 30, 2012 mostly due to a large amount of refinance activity within our loans held for investment portfolio during the third quarter, of which many of the new loans were, either sold in the secondary market, or held for sale at September 30, 2012. Our residential origination mortgage pipeline has remained very robust mainly due to the continued success of our low fixed-price refinance programs and the current low level of market interest rates. During the third quarter of 2012, we originated over $451 million in new and refinanced residential mortgage loans and only retained approximately 18 percent of these loans in our loan portfolio at September 30, 2012. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. We do not expect further declines in the residential mortgage loan portfolio during the fourth quarter of 2012. However, we do intend to continue an “originate and sell” model for a large portion of our mortgage loan originations during the fourth quarter and into 2013 assuming that market conditions do not adversely change. During the early part of the fourth quarter of 2012 mortgage application volume continues to be very strong.

Total consumer loans increased $7.8 million from June 30, 2012 mainly due to an increase in automobile loans, partially offset by a decrease in home equity loans. Automobile loans increased $11.1 million from June 30, 2012 due, in part, to $12.4 million in purchased loans during the third quarter of 2012. From time to time, the Bank purchases automobile loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased automobile loans are selected using Valley’s normal underwriting criteria at the time of purchase. Home equity loans decreased by $7.4 million from June 30, 2012, as loan origination volumes continued to be outpaced by normal loan payments and prepayments during the third quarter of 2012 due to, among other factors, many borrowers electing to rollover loan balances into refinanced first residential mortgages, high unemployment levels, as well as our strict underwriting standards.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans for which the Bank will share losses with the FDIC which totaled $1.1 billion and $207.5 million, respectively, at September 30, 2012. Our covered loans, consisting primarily of commercial real estate loans and commercial and industrial loans, were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. As required by U.S. GAAP, all of our PCI loans are accounted under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows. For PCI loan pools accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represent the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of the undiscounted cash flows expected at the acquisition date over the carrying amount (fair value) of the

PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of PCI loans and could change the amount of interest income, and possibly principal, expected to be collected. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$1,114,450	$155,825	$-	$-
Acquisitions	-	-	-	-
Accretion	15,138	(15,138)	-	-
Payments received	(62,768)	-	-	-

Balance, end of the period	$1,066,820	$140,687	$-	$-

Covered loans:
Balance, beginning of the period	$214,766	$53,592	$289,705	$101,517
Accretion	6,146	(6,146)	12,122	(12,122)
Payments received	(22,871)	-	(31,833)	-
Net increase in expected cash flows	-	-	-	-
Transfers to other real estate owned	-	-	(185)	-

Balance, end of the period	$198,041	$47,446	$269,809	$89,395

	Nine Months Ended September 30,
	2012		2011
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$-	$-	$-	$-
Acquisitions	1,216,203	186,262	-	-
Accretion	45,575	(45,575)	-	-
Payments received	(194,958)	-	-	-

Balance, end of the period	$1,066,820	$140,687	$-	$-

Covered loans:
Balance, beginning of the period	$258,316	$66,724	$350,277	$101,052
Accretion	19,278	(19,278)	28,640	(28,640)
Payments received	(73,628)	-	(89,894)	-
Net increase in expected cash flows	-	-	-	16,983
Transfers to other real estate owned	(5,925)	-	(1,120)	-
Provision for losses on covered loans	-	-	(18,094)	-

Balance, end of the period	$198,041	$47,446	$269,809	$89,395

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $9.5 million and $13.5 million at September 30, 2012 and December 31, 2011, respectively, as compared to $12.6 million at September 30, 2011. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the nine months ended September 30, 2011, we recorded a provision for losses on covered loans totaling $18.1 million as a component of our provision for credit losses in the consolidated statement of income. The 2011 provision for losses on covered loans was partially offset by an increase in our FDIC loss-share receivable of $16.9 million during the nine months ended September 30, 2011 for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements (see table in the next section below).

Although we recognized credit impairment for certain pools in 2011 and 2010, on an aggregate basis the acquired pools of covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. We reduced the FDIC loss-share receivable by $2.1 million and $6.0 million during the three and nine months ended September 30, 2012, respectively, due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable.

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

The following table presents changes in FDIC loss-share receivable for three and nine months ended September 30, 2012 and 2011:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of the period	$59,741	$80,179	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	82	146	244	437
Effect of additional cash flows on covered loans (prospective recognition)	(2,091)	(2,889)	(5,959)	(8,167)
Increase due to impairment on covered loans	-	-	-	16,932
Other reimbursable expenses	1,619	1,166	4,173	2,787
Reimbursements from the FDIC	(7,413)	-	(14,950)	(22,746)
Other	-	-	(5,960)	-

Balance, end of the period	$51,938	$78,602	$51,938	$78,602

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $390 thousand and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, mainly related to the prospective adjustment for the additional cash flows from covered loan pools, partially offset by other reimbursable expenses. The nine months of 2012 reductions in non-interest income included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which have expired. Other non-interest income for the nine months ended September 30, 2012 included $7.4 million for the reversal of the estimated losses on the expired lines of credit. During the nine months ended September 30, 2011, the aggregate effect of changes in the FDIC loss-share receivable resulted in a $12.0 million increase in non-interest income mainly due to $16.9 million of the additional credit impairment on certain covered loan pools, partially offset by $8.2 million for the prospective adjustment related to additional cash flows from covered loan pools.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consist of four aircraft and several automobiles at September 30, 2012. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets at September 30, 2012, but has increased since December 31, 2011 as shown in the table below.

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

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	($ in thousands)
Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$17,459	$2,275	$5,531	$4,347	$9,866
Commercial real estate	6,236	11,483	8,897	13,115	22,220
Construction	-	270	9,312	2,652	-
Residential mortgage	16,961	10,148	12,988	8,496	12,556
Consumer	6,463	5,872	5,330	8,975	9,456

Total 30 to 89 days past due	47,119	30,048	42,058	37,585	54,098

90 or more days past due:
Commercial and industrial	-	512	-	$657	164
Commercial real estate	221	-	711	422	268
Construction	1,024	-	-	1,823	2,216
Residential mortgage	1,051	727	1,749	763	721
Consumer	197	246	214	351	483

Total 90 or more days past due	2,493	1,485	2,674	4,016	3,852

Total accruing past due loans	$49,612	$31,533	$44,732	$41,601	$57,950

Non-accrual loans:(1)
Commercial and industrial	$12,296	$12,652	$24,196	$26,648	$16,737
Commercial real estate	58,541	61,864	47,433	42,186	41,453
Construction	15,139	16,502	17,704	19,874	14,449
Residential mortgage	31,564	32,045	32,291	31,646	31,401
Consumer	3,831	3,165	3,583	3,910	3,645

Total non-accrual loans	121,371	126,228	125,207	124,264	107,685

Other real estate owned (“OREO”) (2)	15,403	14,724	14,119	15,227	14,091
Other repossessed assets	7,733	8,548	1,769	796	822
Non-accrual debt securities(3)	40,779	45,921	38,502	27,151	-

Total non-performing assets (“NPAs”)	$185,286	$195,421	$179,597	$167,438	$122,598

Performing troubled debt restructured loans	$109,282	$113,610	$96,152	$100,992	$103,690
Total non-accrual loans as a % of loans	1.09%	1.10%	1.12%	1.27%	1.12%
Total NPAs as a % of loans and NPAs	1.63	1.68	1.59	1.27	1.26
Total accruing past due and non-accrual loans as a % of loans	1.53	1.38	1.52	1.69	1.73
Allowance for losses on non-covered loans as a % of non-accrual loans	98.67	93.55	95.32	96.79	114.01

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.
(2)

This table excludes OREO properties related to the FDIC-assisted transactions totaling $11.2 million at September 30, 2012 and June 30, 2012, $11.0 million, $6.4 million, and $6.2 million at March 31, 2012, December 31, 2011, and September 30, 2011, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)

Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of unrealized losses totaling $6.4 million, $5.8 million, $13.2 million and $24.6 million at September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively, after recognition of all credit impairments.

Total NPAs decreased $10.1 million to $185.3 million at September 30, 2012 from June 30, 2012 largely due to a $4.8 million decline in non-accrual loans, mainly within the commercial real estate and construction loan categories caused, in part, by several full payoffs of impaired loans, as well as a $5.1 million decrease in the estimated fair value of non-accrual debt securities (consisting of other-than-temporarily impaired trust preferred securities classified as available for sale) totaling $40.8 million at September 30, 2012. The decrease in the carrying value of non-accrual debt securities from June 30, 2012 was entirely due to an increase in the unrealized losses (or non-credit impairment) on such securities. There was no change in the number of debt securities on non-accrual status during the nine months ended September 30, 2012.

Loans past due 30 to 89 days increased $17.2 million to $47.1 million at September 30, 2012 compared to June 30, 2012 mainly due to higher delinquencies within commercial and industrial loans, and residential mortgage loans. Within this past due category, commercial and industrial loans increased $15.2 million to $17.5 million at September 30, 2012 due, in part, to an $8.9 million impaired loan with $3.7 million in related specific reserves included in our total allowance for loan losses and a $4.6 million matured performing loan in the normal process of renewal. Residential mortgage loans past due 30 to 89 days also increased $6.8 million to $17.0 million at September 30, 2012. Valley believes the mortgage loans in this past due category are well secured, in the process of collection and do not represent a material negative trend within the residential mortgage portfolio.

Loans past due 90 days or more and still accruing increased $1.0 million to $2.5 million at September 30, 2012 compared to $1.5 million at June 30, 2012 mainly due to one matured performing construction loan in the normal process of renewal that totaled approximately $1.0 million at September 30, 2012.

Non-accrual loans decreased $4.8 million to $121.4 million at September 30, 2012 as compared to $126.2 million at June 30, 2012, mainly due to the declines in the commercial real estate and construction loan categories, despite the addition of $3.0 million of reclassified performing residential mortgage and home equity loans to non-accrual status due to the implementation of new Office of the Comptroller of the Currency (OCC) guidance during the third quarter of 2012. The new OCC guidance requires us to place on non-accrual status performing residential mortgage and consumer loans where the borrower’s obligation to us has been restructured in bankruptcy. Additionally, these performing restructured loans must be written down to their collateral values through a charge to the allowance for loan losses and classified as collateral dependent impaired loans. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $200.3 million and had $23.9 million in related specific reserves included in our total allowance for loan losses at September 30, 2012.

OREO (which consists of 27 commercial and residential properties) and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled $15.4 million and $7.7 million, respectively, at September 30, 2012 as compared to $14.7 million and $8.5 million, respectively, at June 30, 2012. Loan foreclosure transfers to OREO during the third quarter of 2012 totaled approximately $2.6 million, consisting of 2 residential and 3 commercial real estate properties. The transfers resulted in partial loan charge-offs totaling $494 thousand to our allowance of loan losses during the third quarter of 2012.

Troubled debt restructured loans (“TDRs”) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $109.3 million at September 30, 2012 and consisted of 84 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 85 loans totaling $113.6 million at June 30, 2012. On an aggregate basis, the $109.3 million in performing TDRs at September 30, 2012 had a modified weighted average interest rate of approximately 4.85 percent as compared to a pre-modification weighted average interest rate of 5.64 percent.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	($ in thousands)

Average loans outstanding	$11,419,251	$11,297,942	$9,642,366	$11,225,330	$9,574,183

Beginning balance - Allowance for credit losses	$132,536	$135,576	$140,893	$136,185	$126,504

Loans charged-off:
Commercial and industrial	(3,649)	(5,406)	(9,297)	(13,862)	(19,025)
Commercial real estate	(3,214)	(4,895)	(719)	(8,679)	(5,173)
Construction	(522)	(484)	(520)	(1,516)	(520)
Residential mortgage	(870)	(583)	(269)	(2,629)	(1,495)
Consumer	(1,111)	(1,015)	(1,251)	(3,609)	(4,364)

	(9,366)	(12,383)	(12,056)	(30,295)	(30,577)

Charged-off loans recovered:
Commercial and industrial	601	1,304	559	2,910	1,748
Commercial real estate	16	66	2	202	28
Construction	-	50	-	50	197
Residential mortgage	13	111	16	638	106
Consumer	547	407	504	1,555	1,724

	1,177	1,938	1,081	5,355	3,803

Net charge-offs*	(8,189)	(10,445)	(10,975)	(24,940)	(26,774)
Provision charged for credit losses	7,250	7,405	7,783	20,352	37,971

Ending balance - Allowance for credit losses	$131,597	$132,536	$137,701	$131,597	$137,701

Components of allowance for credit losses:
Allowance for non-covered loans	$119,755	$118,083	$122,775	$119,755	$122,775
Allowance for covered loans	9,492	11,771	12,587	9,492	12,587

Allowance for loan losses	129,247	129,854	135,362	129,247	135,362

Allowance for unfunded letters of credit	2,350	2,682	2,339	2,350	2,339

Allowance for credit losses	$131,597	$132,536	$137,701	$131,597	$137,701

Components of provision for credit losses:
Provision for losses on non-covered loans	$7,582	$7,429	$7,711	$20,385	$19,338
Provision for losses on covered loans	-	-	-	-	18,094

Provision for loan losses	7,582	7,429	7,711	20,385	37,432

Provision for unfunded letters of credit	(332)	(24)	72	(33)	539

Provision for credit losses	$7,250	$7,405	$7,783	$20,352	$37,971

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.21%	0.31%	0.20%	0.25%	0.21%
Ratio of total net charge-offs to average loans outstanding	0.29	0.37	0.46	0.30	0.37
Allowance for non-covered loan losses as a % of non-covered loans	1.09	1.05	1.32	1.09	1.32
Allowance for credit losses as a % of total loans	1.18	1.16	1.43	1.18	1.43

*	Includes covered loan charge-offs totaling $2.3 million, $1.8 million and $6.1 million for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively, and $4.0 million and $11.9 million for the nine months ended September 30, 2012 and 2011, respectively. These charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

Net loan charge-offs totaling $8.2 million for the third quarter of 2012 decreased $2.3 million and $2.8 million from the three months ended June 30, 2012 and September 30, 2011, respectively, mainly due to a decline in the partial charge-offs on loans related to collateral valuations of impaired loans. During the third quarter of 2012, the net charge-offs on non-covered loans totaled $5.9 million and largely related to $3.1 million in the aggregate partial charge-offs of two non-performing impaired commercial real estate loans based upon lower collateral valuations at September 30, 2012, as well as $835 thousand full charge-off of one commercial relationship. Loan charge-offs related to the $3.0 million of performing residential mortgage and home equity loans reclassified to non-accrual status due to new OCC guidance were immaterial during the third quarter of 2012. Loan charge-offs of impaired covered loan pools totaled $2.3 million during the third quarter of 2012 as compared to $1.8 million and $6.1 million for the second quarter of 2012 and third quarter of 2011, respectively. Charge offs on impaired covered loan pools are substantially covered by loss-sharing agreements with the FDIC.

The provision for credit losses totaled $7.3 million for the third quarter of 2012 as compared to $7.4 million for the linked second quarter of 2012 and $7.8 million for the third quarter of 2011. The decrease from the prior periods is mainly due to improved loss experience, as well as outlook for several loan categories. During the nine months ended September 30, 2012, we did not record a provision for losses on covered loans. Comparatively, we recorded an $18.1 million provision for covered loan losses related to credit impairment of the certain pools of covered loans and/or decreases in the additional cash flows expected to be collected due to changes in estimates after acquisition for the nine months ended September 30, 2011.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2012		June 30, 2012		September 30, 2011
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:

Commercial and Industrial loans (1)	$60,463	2.85%	$63,521	2.93%	$62,717	3.44%

Commercial real estate loans:
Commercial real estate	25,872	0.58%	20,900	0.47%	20,079	0.58%
Construction	13,373	3.07%	12,632	3.07%	14,614	3.53%

Total commercial real estate loans	39,245	0.80%	33,532	0.69%	34,693	0.89%

Residential mortgage loans	9,795	0.39%	10,678	0.39%	10,158	0.47%

Consumer loans:
Home equity	1,666	0.34%	1,872	0.37%	2,794	0.58%
Auto and other consumer	3,997	0.42%	3,937	0.42%	7,297	0.79%

Total consumer loans	5,663	0.39%	5,809	0.41%	10,091	0.72%

Unallocated	6,939	-	7,225	-	7,455	-

Allowance for non-covered loans and unfunded letters of credit	122,105	1.12%	120,765	1.08%	125,114	1.34%
Allowance for covered loans	9,492	4.57%	11,771	5.20%	12,587	4.08%

Total allowance for credit losses	$131,597	1.18%	$132,536	1.16%	$137,701	1.44%

(1)	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 1.12 percent at September 30, 2012 as compared to 1.08 percent and 1.34 percent at June 30, 2012 and September 30, 2011, respectively. The allocation percentages for the commercial and industrial loan category shown in the table above declined from the second quarter of 2012 as loss experience and the outlook for the portfolio improved during the third quarter of 2012, while allocations for commercial real estate loans increased mainly due to higher charge-off activity. The allocation percentage in both the commercial and commercial real estate loan categories decreased from September 30, 2011 largely due to non-covered PCI loans acquired from State Bancorp on January 1, 2012 and commercial real estate loans purchased from another financial institution in March 2012. The PCI loans were recorded at fair value upon acquisition based on an initial estimate of expected cash flows, including a reduction for estimated credit losses and, in the case of State Bancorp, without carryover of the loan portfolio’s historical allowance for loan losses. The PCI loans are accounted for on a pool basis and were initially recorded net of fair valuation discounts related to credit which may be used to absorb potential future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. The remaining credit discount that may be used for future losses totaled $52.9 million for non-covered PCI loans with carrying amounts of $1.1 billion at September 30, 2012. Additionally, the allocated reserves for auto and other consumer loans declined from September 30, 2011 as loss experience and the outlook for these portfolios continued to improve throughout 2012. Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $1.1 billion) was 1.24 percent at September 30, 2012 as compared to 1.20 percent at June 30, 2012.

Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at September 30, 2012.

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales increased significantly during the third quarter of 2012 due to the aforementioned shift in our mortgage production to an “originate and sell” model which is likely to continue into the foreseeable future due to the low level of interest rates and our successful loan origination platform. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, of which none of the loan repurchases resulted in losses. No reserves pertaining to loans sold were established on our consolidated financial statements at September 30, 2012 and December 31, 2011. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2012 and December 31, 2011, shareholders’ equity totaled approximately $1.5 billion and $1.3 billion or 9.6 percent and 8.9 percent of total assets, respectively. During the nine months ended September 30, 2012, total shareholders’ equity increased $247.1 million mainly due to (i) the additional capital issued in the State Bancorp acquisition totaling $208.4 million, (ii) the net income of $106.8 million, (iii) an $18.4 million decrease in our accumulated other comprehensive loss, (iv) a $6.1 million in net proceeds from 523 thousand shares from the reissuance of treasury stock and authorized common shares issued under our dividend reinvestment plan, partially offset by cash dividends declared on common stock totaling $96.5 million.

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at September 30, 2012 and December 31, 2011.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of September 30, 2012
Total Risk-based Capital
Valley	$1,423,405	12.4%	$921,037	8.0%	$	N/A	N/A	%
Valley National Bank	1,372,838	12.0	919,647	8.0		1,149,559	10.0
Tier 1 Risk-based Capital
Valley	1,251,808	10.9	460,518	4.0		N/A	N/A
Valley National Bank	1,201,241	10.5	459,823	4.0		689,735	6.0
Tier 1 Leverage Capital
Valley	1,251,808	8.1	620,150	4.0		N/A	N/A
Valley National Bank	1,201,241	7.8	619,511	4.0		774,389	5.0

As of December 31, 2011
Total Risk-based Capital
Valley	$1,312,945	12.8%	$823,705	8.0%	$	N/A	N/A	%
Valley National Bank	1,255,714	12.3	819,274	8.0		1,024,092	10.0
Tier 1 Risk-based Capital
Valley	1,124,833	10.9	411,853	4.0		N/A	N/A
Valley National Bank	1,067,602	10.4	409,637	4.0		614,455	6.0
Tier 1 Leverage Capital
Valley	1,124,833	8.1	557,210	4.0		N/A	N/A
Valley National Bank	1,067,602	7.7	555,785	4.0		694,731	5.0

Valley’s Tier 1 capital position included $186.3 million and $176.3 million of its outstanding trust preferred securities issued by capital trusts as of September 30, 2012 and December 31, 2011, respectively. The net increase of $10.0 million was attributable to $20.0 million of trust preferred securities assumed in the State Bancorp acquisition, partially offset by the redemption of $10.0 million of the face value of VNB Capital Trust I trust preferred securities during the first quarter of 2012.

The trust preferred securities of VNB Capital Trust I, GCB Capital Trust III, and State Bancorp Capital Trusts I and II are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at September 30, 2012. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Valley’s outstanding trust preferred securities continue to qualify as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities that would qualify as Tier 1 capital. Under recently proposed regulatory capital rules, Valley’s trust preferred securities will be phased out as Tier 1 capital over time starting in 2013, despite the Dodd-Frank Act authority. These recently proposed rules also require a Common Equity Tier 1 capital ratio of at least 4.5 percent, with a capital conservation buffer of 2.5 percent phased in starting in 2016. See the “Basel III” section in Part I Item1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional details regarding Common Equity Tier 1 capital requirement. The recently proposed rules make a number of other changes as well to our qualifying capital position and ratio computations, which are currently under review by Valley and subject to commentary from the industry before made final.

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

	September 30, 2012	December 31, 2011
	($ in thousands except for share data)

Common shares outstanding	197,429,718	178,683,030

Shareholders’ equity	$1,513,323	$1,266,248
Less: Goodwill and other intangible assets	449,315	338,780

Tangible shareholders’ equity	$1,064,008	$927,468
Tangible book value per common share	$5.39	$5.19
Book value per share	$7.67	$7.09

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 20.0 percent and 9.3 percent for the three and nine months ended September 30, 2012, respectively. While we expect that our rate of earnings retention to remain at acceptable levels in future periods, potential future mark to market losses on our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.49 per common share for both the nine months ended September 30, 2012 and 2011, but, consistent with its philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned bank holding companies about distributing dividends, which reduce its capital. Also, the OCC has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 66 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July 1, 2012 to July 31, 2012	921	(2)	$10.87	-	4,112,465
August 1, 2012 to August 31, 2012	1,089	(2)	9.66	-	4,112,465
September 1, 2012 to September 30, 2012	42	(2)	10.24	-	4,112,465

Total	2,052			-

(1)

On January 17, 2007, Valley publicly announced its intention to repurchased up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2012.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 9, 2012	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2012	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer