Form 10-K
period 2012-12-31
VALLEY NATIONAL BANCORP
filed 2013-02-28
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.0 billion on June 30, 2012.

There were 199,049,210 shares of Common Stock outstanding at February 26, 2013.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2013 Proxy Statement”) for the 2013 Annual Meeting of Shareholders to be held April 17, 2013 will be incorporated by reference in Part III. The 2013 proxy statement will be filed within 120 days of December 31, 2012.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2012, Valley had consolidated total assets of $16.0 billion, total loans of $11.0 billion, total deposits of $11.3 billion and total shareholders’ equity of $1.5 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of VNB Capital Trust I, GCB Capital Trust III, and State Bancorp Capital Trusts I and II through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.

Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 210 branches in 146 communities serving 16 counties throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. The Bank provides a full range of commercial, retail and wealth management financial services products. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. The Bank also provides certain international banking services to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts.

Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisors which are Securities and Exchange Commission (SEC) registered investment advisors;

•	title insurance agencies in both New Jersey and New York;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which owns and services general aviation aircraft loans and existing commercial equipment leases;

•	a subsidiary which specializes in health care equipment and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans and specializes in asset-based lending.

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

Recent Acquisitions

Valley has grown significantly in the past five years primarily through bank acquisitions, including the recent bank transactions discussed further below, as well as some modest de novo branch expansion mostly in targeted areas in Brooklyn and Queens, New York.

On January 1, 2012, Valley acquired State Bancorp. Inc. (“State Bancorp”), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 14 remain within our 44 branch network in New York and are located mostly in Long Island and Queens.The new locations complement Valley’s other New York City locations, including five branches in Queens, and provide a foundation for future expansion efforts into these attractive markets. The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208 million. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. The stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The outstanding loan, included in Valley’s consolidated financial statements at December 31, 2011, was subsequently eliminated as of the acquisition date.

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding at December 31, 2012. See further details regarding the acquisition of State Bancorp in Note 2 to the consolidated financial statements.

In March 2010, the Bank acquired $688.1 million in certain assets, including loans totaling $412.3 million (primarily commercial and commercial real estate loans), and assumed all of the deposits totaling $654.2 million, excluding certain brokered deposits and borrowings, of The Park Avenue Bank and LibertyPointe Bank, both New York State chartered banks, from the Federal Deposit Insurance Corporation (FDIC). The deposits from both FDIC-assisted transactions were acquired at a 0.15 percent premium. In addition, as part of the consideration for The Park Avenue Bank FDIC-assisted transaction, the Bank agreed to issue a cash-settled equity appreciation instrument to the FDIC. The valuation and settlement of the equity appreciation instrument did not significantly impact Valley’s consolidated financial statements.

In connection with both of the FDIC-assisted transactions, the Bank entered into loss-share agreements with the FDIC. Under the terms of the loss-sharing agreements, the Bank will share in the losses on assets and other real estate owned (referred to as “covered loans” and “covered OREO”, together “covered assets”). The Bank may sell the acquired loans (with or without recourse) but in such case, the FDIC loss-sharing agreements will cease to be effective for any losses incurred on such loans. Additionally, any related FDIC loss-share receivable would be uncollectable and written-off upon settlement of the sale. The commercial and single-family (residential) loan loss-sharing agreements with the FDIC expire in March of 2015 and 2020, respectively. The Company expects approximately 75 percent of the covered loans to mature, substantially paydown under contractual loan terms or work through our collection process on or before the expiration of the related loss-sharing agreements. See Note 2 to the consolidated financial statements for further details regarding these transactions. As of December 31, 2012, the Company had approximately $180.7 million in covered loans, which comprised 1.6 percent of its total loan portfolio.

In July 2008, we acquired Greater Community Bancorp, the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets, $812 million in loans (mostly commercial real estate loans), $715 million in deposits and 16 branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (10.6 million shares) and 918 thousand warrants. Each warrant is entitled to 1.2155 Valley common shares issuable upon exercise at $15.64 per share. The warrants have an expiration date of June 30, 2015, and to date, all of the warrants issued remain outstanding.

Business Segments

Valley National Bank reports the results of its operations and manages its business through four business segments: commercial lending, consumer lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, asset management and insurance services, is included in the consumer lending segment. See Note 20 to the consolidated financial statements for details of the financial performance of our business segments. We offer a variety of products and services within the commercial and consumer lending segments as described below.

Commercial Lending Segment

Commercial and Industrial Loans. Commercial and industrial loans, including $46.5 million of covered loans, totaled approximately $2.1 billion and represented 19.3 percent of the total loan portfolio at December 31, 2012. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Our loan decisions will include consideration of a borrower’s standing in the community, willingness to repay debts, collateral coverage and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customer’s financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle by the conversion of short-term assets into cash. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. We, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled approximately $307.0 million at December 31, 2012. In addition, through our subsidiaries we own and service general aviation aircraft loans, provide financing to the diamond and jewelry industry, the medical equipment leasing market, and engage in asset-based accounts receivable and inventory financing.

Commercial Real Estate Loans. Commercial real estate loans and construction loans, including $122.2 million of covered loans, totaled $5.0 billion and represented 45.1 percent of the total loan portfolio at December 31, 2012. We originate commercial real estate loans that are secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York and Pennsylvania. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling $427.4 million at December 31, 2012 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer Lending Segment

Residential Mortgage Loans. Residential mortgage loans, including $9.7 million of covered loans, totaled $2.5 billion and represented 22.4 percent of the total loan portfolio at December 31, 2012. We offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have a branch presence and contiguous counties (including the State of Pennsylvania). We occasionally make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Underwriting policies that are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property. Terms of first mortgages range from 10 years for interest only loans (which totaled approximately $21.4 million at December 31, 2012) to 30 years for fully amortizing loans. The small 10-year interest only loan portfolio is declining year over year as Valley generally does not originate this type of loan product. In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower, the value and condition of the underlying property and other factors that we believe are predictive of future loan performance.

The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. See Note 8 to the consolidated financial statements for further details.

Other Consumer Loans. Other consumer loans, including $2.3 million of covered loans, totaled $1.5 billion and represented 13.2 percent of the total loan portfolio at December 31, 2012. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, loans secured by the cash surrender value of life insurance, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, and Connecticut offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Home equity lending consists of both fixed and variable interest rate products. We mainly provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s 1st lien position within the footprint of our primary lending territory. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Unsecured consumer loans totaled approximately $126.8 million, including $8.6 million of credit card loans, at December 31, 2012.

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

Investment Management Segment

Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2012, our total investment securities and interest bearing deposits with banks were $2.4 billion and $463.0 million, respectively. See the “Investment Securities Portfolio” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 4 to the consolidated financial statements for additional information concerning our investment securities.

Changes in Loan Portfolio Composition

Approximately 71 percent of Valley’s $11.0 billion total loan portfolio consists of non-covered (i.e., loans which are not subject to loss-sharing agreements with the FDIC) commercial real estate (including construction loans), residential mortgage, and home equity loans at December 31, 2012. Of the remaining 29 percent, approximately 27 percent consists of different categories of non-covered loans and approximately 2 percent consists of loans covered by the FDIC loss-sharing agreements. Valley has no internally planned changes that will significantly impact the current composition of our loan portfolio by loan type. However, many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2012.

	December 31, 2012
	Percentage of Loan Portfilo Segment:				% of Total Loans
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer
New Jersey	48%	51%	85%	57%	59%
New York	45	45	9	23	34
Pennsylvania	1	1	3	16	3
Connecticut	1	1	1	2	1
Florida	1	1	1	1	1
Other*	4	1	1	1	2

Total	100%	100%	100%	100%	100%

*	Includes states with less than 1 percent of loans in each loan portfolio segment.

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

Our historical and current loan underwriting practice prohibits the origination of payment option ARMs which allow for negative interest amortization and subprime loans. Our residential loan portfolio included approximately $17.5 million and $22.0 million of loans that could be identified by us as non-conforming loans commonly referred to as either “alt-A,” “stated income,” or “no doc” loans at December 31, 2012 and 2011, respectively. These loans were mostly originated prior to 2008 and had a weighted average loan-to-value ratio of 70 percent at the date of origination. Virtually all of our loan originations in recent years have conformed to rules requiring documentation of income, assets sufficient to close the transactions and debt to income ratios that support the borrower’s ability to repay under the loan’s proposed terms and conditions. These rules are applied to all loans originated for retention in our portfolio or for sale in the secondary market.

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

See Note 1 to our consolidated financial statements for additional information concerning our loan portfolio risk elements, credit risk management and our loan charge-off policy.

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

Additionally, on a case-by-case basis, we may extend, restructure, or otherwise modify the terms of existing loans from time to time to remain competitive and retain certain profitable customers, as well as assist customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (TDR).

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

Extension of Credit to Past Due Borrowers

Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. Valley’s historic and current policy prohibits the advancement of additional funds on non-accrual and TDR loans, except under certain workout plans if such extension of credit is intended to mitigate losses.

Loans Originated by Third Parties

From time to time, the Bank purchases residential mortgage and automobile loans, and to a lesser extent other loan types (including commercial real estate loans totaling $110.0 million at December 31, 2012 that were acquired from another financial institution during the first quarter of 2012), originated by, and sometimes serviced by, other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Purchased residential mortgage loans and automobile loans (excluding purchased credit-impaired loans acquired in business combinations or FDIC-assisted transactions) totaled approximately $162.8 million and $53.3 million, respectively, at December 31, 2012 representing 6.6 percent and 6.8 percent of our total residential mortgage and automobile loan portfolios, respectively. Of the $162.8 million in purchased residential mortgage loans, $119.0 million were originated by board-approved independent mortgage bankers. The underwriting documentation for such loans is carefully reviewed on an individual loan-by-loan basis by Valley prior to purchase to ensure each loan meets Valley’s normal credit underwriting standards. All of the purchased automobile loans are also selected using Valley’s normal underwriting criteria at the time of purchase. At December 31, 2012, the mortgage loans originated by independent mortgage bankers had loans past due 30 days or more totaling 4.1 percent of these loans as compared to 2.2 percent for our total residential mortgage portfolio, including all delinquencies. Overall, the purchased and serviced by Valley residential mortgage and automobile portfolios had loans past due 30 days or more totaling 7.7 percent and 0.4 percent of the total loans within each respective portfolio at December 31, 2012.

Competition

Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Valley ranked 16th in competitive ranking and market share based on the deposits reported by 231 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit market as of June 30, 2012. The FDIC also ranked Valley 8th and 34th in the states of

New Jersey and New York, respectively, based on deposits as of June 30, 2012. Despite our favorable FDIC rankings, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.

In addition, competition has further intensified as a result of recent changes in regulation, advances in technology and product delivery systems, and bank failures. Web-based and other internet companies are providing non-traditional, but increasingly strong, competition for our borrowers, depositors, and other customers. Within our New Jersey and the New York metropolitan markets, we compete with some of the largest financial institutions in the world that are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 210 branches in 146 communities, an extensive ATM network, and our 24-hour telephone and on-line banking systems.

We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.

Personnel

At December 31, 2012, Valley National Bank and its subsidiaries employed 2,910 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

Executive Officers

Names	Age at December 31, 2012	Executive Officer Since	Office
Gerald H. Lipkin	71	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	55	1991	Director, Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank
Alan D. Eskow	64	1993	Director, Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
Albert L. Engel	64	1998	Executive Vice President of Valley and Valley National Bank
Robert E. Farrell	66	1990	Executive Vice President of Valley and Valley National Bank
James G. Lawrence	69	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	66	1997	Executive Vice President of Valley and Valley National Bank
Bernadette M. Mueller	54	2009	Executive Vice President of Valley and Valley National Bank
Robert J. Mulligan	65	1991	Executive Vice President of Valley and Valley National Bank
Ira D. Robbins	38	2009	Executive Vice President of Valley and Valley National Bank
Elizabeth E. De Laney	48	2007	First Senior Vice President of Valley National Bank
Eric W. Gould	44	2001	First Senior Vice President of Valley National Bank
Russell C. Murawski	63	2007	First Senior Vice President of Valley National Bank
John H. Noonan	66	2006	First Senior Vice President of Valley National Bank
Stephen P. Davey	57	2002	Senior Vice President of Valley National Bank

All officers serve at the pleasure of the Board of Directors.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Code of Conduct and Ethics that applies to all of our employees including our executive officers and directors, Valley’s Audit Committee Charter, Valley’s Compensation and Human Resources Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter, and Valley’s Corporate Governance Guidelines.

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

Bank Holding Company Regulation

Valley is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Valley is supervised by the Board of Governors of the Federal Reserve System (FRB) and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the Office of the Comptroller of the Currency of the United States (OCC). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature if Valley elects to become a financial holding company.

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

Capital Requirements

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2012.

The U.S. federal banking agencies issued three notices of proposed rulemaking (NPRs) in June 2012 that would revise and/or replace the current regulatory capital rules outlined above with the Basel III final capital framework discussed further in the section below. The NPRs proposed, among other rules, to revise risk-based and leverage capital requirements for all insured banks and savings associations, and top-tier savings and loan holding companies domiciled in the United States. The proposals suggested an effective date of January 1, 2013, however on November 9, 2012 the U.S. federal banking agencies announced that they do not expect any of the Basel III proposed rules to be implemented by the suggested January 2013 date. The NPRs have not been revised or made final as of the filing of this Annual Report on Form 10-K.

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

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When first implemented (assuming no applicable changes in the currently proposed NPRs of the U.S. federal banking agencies), the Basel III final framework requires banking institutions to meet the following minimum capital ratios: 3.5 percent CET1 to risk-weighted assets, 4.5 percent Tier 1 capital to risk-weighted assets, and 8.0 percent Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets. The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.

Implementation of the deductions and other adjustments to CET1 is scheduled to begin on January 1, 2014 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation), (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent). The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

On January 7, 2013, the Basel Committee released the revised Basel III Liquidity Coverage Ratio (LCR). The revised LCR standards allow banks to use a broader range of liquid assets to meet their liquidity buffer and reduce some of the run-off assumptions that banks must make in calculating their net cash outflows. The revised standards also clarify that banks may dip below the minimum LCR requirement during periods of stress. The Basel Committee expects national regulators to implement the LCR on a phased-in basis beginning on January 1, 2015. Though the FRB has expressed its intent to implement some version of the LCR and other Basel III liquidity standards in the United States, the scope and timing of U.S. implementation currently is unclear.

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

The FRB and the FDIC were part of a joint proposal in June 2012 seeking comment on three NPRs that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and, under certain circumstances, the Company. The third NPR, which relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Bank and the Company (as long as the Company’s assets continue to exceed $500 million).

The comment period for these NPRs ended on October 22, 2012. Since Basel III is intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies that proposed the NPRs announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act became effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•

Gives the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Valley National Bank.In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards;

•

After a 3-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion (including Valley) at the enactment date will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital (However, the currently proposed NPRs of the U.S. federal banking agencies may disallow this treatment, phased-in over a 3 to 10 year period based upon varying interpretations of the proposed rules);

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

•

Makes permanent the $250 thousand limit for federal deposit insurance and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and

•	Authorizes de novo interstate branching, subject to non-discriminatory state rules, such as home office protection.

The Dodd-Frank Act authorized the FRB to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the FRB to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (FSOC), a new systemic risk oversight body created by the Dodd-Frank Act. In October 2012, FRB published two final rules with stress testing requirements in response to these provisions. Under the new rules, bank-holding companies with more than $50 billion in assets will have to undergo an annual supervisory stress test and semi-annual company-run stress tests, with the first test beginning in 2012. The summaries of the results of the company-run stress tests will be available to the public starting in March 2013. All banks with assets between $10 billion and $50 billion are required to conduct annual testing of capital beginning in the fall of 2013 and will not have to publicly disclose the results of that first stress test.

On June 20, 2012, the SEC adopted final rules regarding heightened independence requirements for Compensation Committee members. These rules require stock exchanges to adopt listing standards that address (i) independence of compensation committee members, (ii) the compensation committee’s authority to retain compensation advisers, (iii) the compensation committee’s consideration of the independence of any compensation advisers, and (iv) the compensation committee’s responsibility for the appointment, compensation and oversight of the work of any compensation adviser. On September 25, 2012, the New York Stock Exchange and NASDAQ released proposed compensation committee and compensation committee adviser independence listing standards, and on January 11, 2013, the SEC approved these standards.

The Consumer Financial Protection Bureau (CFPB) continued to propose amendments to mortgage regulations in August and September of 2012, and in January 2013, the CFPB issued final rules for several of the regulations. On January 10, 2013, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained. The rule also exempts certain transactions from the statute’s escrow requirement. The rule will become effective on June 1, 2013. Also on January 10, 2013, the CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (HOEPA), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling. The rule will become effective on January 10, 2014.

On January 18, 2013, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The rule will become effective on January 18, 2014. On January 20, 2013, the CFPB amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance. These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements. This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. The amendments to § 1026.36(h) and (i) are effective on June 1, 2013, while the other provisions of the rule are effective on January 10, 2014.

Certain changes in the new mortgage rules promulgated by the CFPB would be applicable to the Bank and the Company. The CFPB is expected to issue additional final rules regarding mortgages in 2013.

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

Community Reinvestment

Under the Community Reinvestment Act (CRA), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Valley National Bank received a “satisfactory” CRA rating in its most recent examination.

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

Each of the national stock exchanges, including the New York Stock Exchange (NYSE) where Valley common securities are listed and the NASDAQ Capital Market, where certain Valley warrants are listed, have corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating, corporate governance and audit committees.

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

Regulations implementing the due diligence requirements require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and requires all covered financial institutions to have in place an anti-money laundering compliance program. The OCC, along with other banking agencies, have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.

Consumer Financial Protection Bureau Supervision

As a financial institution with more than $10 billion in assets, Valley National Bank is supervised by the CFPB for consumer protection purposes. The CFPB’s regulation of Valley National Bank is focused on risks to consumers and compliance with the federal consumer financial laws and will include regular examinations of the bank.

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

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

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

As previously noted above, the Dodd-Frank Act made permanent a $250 thousand limit for federal deposit insurance and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. On January 18, 2011, the FDIC issued a final rule to include Interest on Lawyer Trust Accounts (IOLTAs) in the temporary unlimited deposit coverage for non-interest bearing demand transactions accounts. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total will be insured up to at least $250 thousand.

The FDIC has authority to further increase insurance assessments. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Temporary Liquidity Guarantee Program

The FDIC’s Transaction Account Guarantee (TAG) Program, one of two components of the Temporary Liquidity Guarantee Program, provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. Valley National Bank opted to participate in this program, which was initially set to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program until June 30, 2010, and revised the annualized assessment rate charged for the guarantee to between 15 and 25 basis points, depending on the institution’s risk category, on balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010. We opted out of the second extension and ended our participation in the TAG Program effective June 30, 2010.

The Dodd Frank-Wall Street Reform and Consumer Protection Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the current program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking (NOW) accounts and IOLTAs are no longer eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program applies to all FDIC-insured institutions and is no longer funded by separate premiums. The FDIC accounts for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

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

While the United States continues to experience modest economic growth, the rate of growth has been slow and unemployment remains at very high levels and is not expected to significantly improve in the near future. Much of Valley’s lending is in northern and central New Jersey, and Manhattan, Brooklyn, Queens, and Long Island, New York. As a result of this geographic concentration, a further significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Prolonged weakened economic conditions and unemployment in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows and results of operation of Valley’s business. Additionally, such weak conditions may also continue to adversely affect our ability to originate loans.

Lawmakers’ failure to resolve the so called Debt Ceiling or U.S. budgetary crisis in a timely manner, further downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of our $1.4 billion in securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and may increase our future borrowing costs.

As a result of the uncertain domestic political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to the debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2012, we had approximately $197.5 million, $45.8 million and $1.2 billion invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by Ginnie Mae and government-sponsored enterprises, respectively. During 2011, Standard and Poor’s downgraded the United States credit rating from its AAA rating to AA+. Further downgrades in the future could also affect the stability of securities issued or guaranteed by the federal government. These factors could affect the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

Changes in interest rates or prolonged low levels of interest rates could reduce our net interest income and earnings.

Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, including the held to maturity, available for sale, and trading securities portfolios, and (iii) the average duration of Valley’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates or a prolonged period of historically low interest rates, such as those experienced in 2012 and projected by the FRB to continue beyond 2013, could have a material adverse effect on Valley’s financial condition and results of operations. Due, in part, to the low level of market interest rates on loans and investments and a large portion of our long-term borrowing costs that are fixed at interest rates above current market rates of similar new borrowings, our net interest margin on a tax equivalent basis declined 23 basis points to 3.52 percent for the year ended December 31, 2012 as compared to 2011. See additional information at the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.

We could recognize other-than-temporary impairment charges on investment securities due to adverse economic and market conditions.

As of December 31, 2012, we had approximately $1.6 billion and $808.0 million in held to maturity and available for sale securities, respectively. We may be required to record impairment charges in earnings related to credit losses on these investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Among other securities, our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments pose a risk of future impairment charges by us as a result of the slow recovery in the U.S. economy and its negative effect on the performance of these issuers and/or the underlying mortgage loan collateral. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon requirements or recommendations by bank regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. We recognized other-than-temporary impairment charges on securities of $5.2 million, $20.0 million and $4.6 million in 2012, 2011 and 2010, respectively, attributable to credit as a reduction of non-interest income on the consolidated statements of income mainly due to impaired trust preferred and private label mortgage-backed securities. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment charges.

We may reduce or eliminate the cash dividend on our common stock, which could adversely affect the market price of our common stock.

Our common cash dividend payout per common share was approximately 89 percent of our earnings per share for the year ended December 31, 2012. Our high dividend rate and corresponding low retention rate resulted from earnings being negatively impacted by several factors, including, but not limited to net impairment losses on certain investment securities, the sustained low level of market interest rates for interest earning assets, and higher operating costs and lower fee income caused by increased banking regulation. A prolonged economic recovery or a downturn in the economy, an increase in our costs to comply with current and future changes in banking laws and regulations, and other factors may negatively impact our future earnings and ability to maintain our dividend at current levels.

Holders of our common stock are only entitled to receive such cash dividends, as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Additionally, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory policies and regulations including the supervisory policies and guidelines of the OCC and the FRB regarding capital adequacy and dividends. Among other things, consultation of the FRB supervisory staff is required in advance of our declaration or payment of a dividend that exceeds our earnings for a period in which the dividend is being paid. New regulatory guidelines are expected to increase our minimum capital requirements in the future as outlined in the “Basel III” section of Item 1 above.

Future offerings of common stock, debt or other securities may adversely affect the market price of our stock and dilute the holdings of existing shareholders.

In the future, we may increase our capital resources or, if our or the Bank’s capital ratios fall below or near the current or proposed (Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock and debt securities. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2012, over 72 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the New Jersey and New York metropolitan markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

The secondary market for residential mortgage loans, for the most part, is limited to conforming Fannie Mae and Freddie Mac loans. The effects of this limited mortgage market, combined with another correction in residential real estate market prices and reduced levels of home sales, could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. For additional risks related to our sales of residential mortgages in the secondary market, see the “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” risk section below.

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

As a result of the weak economic recovery, we continue to face historically high levels of delinquencies on our loans. Our non-accrual loans increased from 0.33 percent at December 31, 2008 to 0.98 percent, 1.12 percent, 1.27 percent and 1.20 of total loans at December 31, 2009, 2010, 2011 and 2012, respectively. Although the economy has gradually improved during 2012, a slowing or further downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for loan losses and lost interest income relating to a higher level of non-performing loans. Non-performing assets (including non-accrual loans, other real estate owned, other repossessed assets, and non-accrual debt securities) totaled $195.5 million at December 31, 2012. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by the President of the United States. The Dodd-Frank Act requires significant changes in financial regulation that have impacted all financial institutions, including Valley and the Bank, and will continue to do so as new regulations are promulgated. Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of certain federal consumer protection laws. The CFPB also has exclusive supervision over examinations of our compliance with those specific laws, and implementing rules and regulations, supplementing the compliance examinations that will be made by the Comptroller of the Currency. Moreover, the Dodd-Frank Act authorizes states’ attorneys general to enforce consumer protection rules issued by the CFPB. The Dodd-Frank Act also restricts the authority of the Comptroller of the Currency to preempt state consumer protection laws applicable to national banks, such as the Bank, impacts the preemption of state laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. The CFPB and certain other provisions in the Dodd-Frank Act have significantly increased our regulatory compliance burden and costs and may continue to increase in the future through additional restrictions on the financial products and services we offer to our customers.

The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new issuances of trust preferred securities from counting as Tier 1 capital. These restrictions have placed greater limitations on our capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier 1 capital but we are unable to issue replacement or additional trust preferred securities which would count as Tier 1 capital. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

The Dodd-Frank Act also amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Valley National Bank. In June 2011, the FRB issued a final rule that establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportionate to the cost incurred by the issuer with respect to the transaction. Effective October 1, 2011, these new standards imposed debit card interchange fee limits which were largely responsible for a $880 thousand reduction in our debit card interchange fees recognized in other non-interest income for the fourth quarter of 2011 as compared to the third quarter of 2011 and a $1.8 million decrease in such fees for the year ended December 31, 2012 as compared to 2011. We can make no assurances that these rules and any new limitations imposed upon us will not continue to reduce such fee income in the future.

Because many of the Dodd-Frank Act’s provisions still require future regulatory rulemaking, we are uncertain as to the impact that some of the provisions of the Dodd-Frank Act will have on Valley and the Bank and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.

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

From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“U.S. GAAP”), such as the FASB, SEC, banking regulators and Valley’s independent registered public accounting firm, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

An increased valuation of our junior subordinated debentures issued to VNB Capital Trust I may adversely impact our net income and earnings per share.

Effective January 1, 2007, we elected to carry the junior subordinated debentures issued to VNB Capital Trust I at fair value. We measure the fair value of these junior subordinated debentures using exchange quoted prices in active markets for similar assets, specifically the trust preferred securities issued by VNB Capital Trust I, which contain identical terms as our junior subordinated debentures (see Note 11 to the consolidated financial statements). As a result, any increase in the market quoted price, or fair market value, of our trust preferred securities will result in a commensurate increase in the liability required to be recorded for the junior subordinated debentures with an offsetting non-cash charge against our earnings. Conversely, a decrease in the market quoted price of such securities will result in a decrease in the liability recorded for the debentures with an offsetting non-cash gain recognized in earnings. We recognized non-cash gains of $2.6 million ($1.7 million after taxes) and $1.3 million ($816 thousand after taxes) during 2012 and 2011, respectively, as compared to non-cash charges totaling $5.8 million ($3.8 million after taxes) during 2010 due to the change in the fair value of the junior subordinated debentures determined by the market price of the trust preferred securities. The non-cash gains and charges against our earnings do not impact our liquidity or our regulatory capital. We cannot predict whether or to what extent we would be required to take a non-cash charge against earnings related to the change in fair value of our junior subordinated debentures in future periods. Furthermore, changes in the law and regulations or other factors could require us to redeem the junior subordinated debentures at par value. If we are carrying the junior subordinated debentures at a fair value below par value when such redemption occurs, we will be required to record a charge against earnings in the period in which the redemption occurred.

Additional bank failures could increase our FDIC assessments and adversely affect our results of operations and financial condition.

The economic downturn since 2008 has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs dramatically since 2008 and negatively impacted our earnings (See the annual impact in Item 6. Selected Financial Data below). In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $6.5 million. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012 in December 2009. We prepaid estimated assessment fees totaling $45.5 million in December 2009. The FDIC could impose additional special assessments for future quarters or increase the FDIC standard assessments. Furthermore, the Dodd-Frank Act changed the FDIC assessment standards which may cause our assessments to increase. We cannot provide you with any assurances that we will not be required to pay additional FDIC insurance assessments, which could have an adverse effect on our results of operations.

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

Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market or money market or fixed income mutual funds, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, Valley could lose a low cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.

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

Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the potential negative changes in the financial markets and regulatory landscape. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a large list of other local, regional and national institutions which offer financial services. Additional mergers and acquisitions of financial institutions within New Jersey and the New York Metro area may also occur given the current difficult banking environment and add more competitive pressure to Valley. If Valley is unable to compete effectively, it may lose market share and its income generated from loans, deposits, and other financial products may decline.

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

In connection with the acquisitions of certain assets and liabilities of LibertyPointe Bank and The Park Avenue Bank, we entered into loss-sharing agreements with the FDIC. Under the terms of the loss-sharing agreement with the FDIC in the LibertyPointe Bank transaction, the FDIC is obligated to reimburse us for: (i) 80 percent of any future losses on loans covered by the loss-sharing agreement up to $55.0 million, after we absorb such losses up to the first loss tranche of $11.7 million; and (ii) 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement with the FDIC in The Park Avenue Bank transaction, the FDIC is obligated to reimburse us for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. At December 31, 2012, our FDIC loss-share receivable totaled $45.0 million. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss-sharing agreements are not managed in accordance with their terms. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods.

Failure to successfully implement our growth strategies could cause us to incur substantial costs and expenses which may not be recouped and adversely affect our future profitability.

Although our de novo branching activities were insignificant in 2012, over the past several years we have implemented a conservative de novo branch strategy to expand our physical presence in Brooklyn and Queens, as well as add locations within our New Jersey and Manhattan markets. Valley has opened a combined total of 15 branch locations within Brooklyn and Queens since starting its initiative in these new markets during 2007.

During 2012, we also expanded our branch network into markets outside of these areas through our acquisition of State Bancorp headquartered in Long Island effective January 1, 2012 (See Note 2 to the consolidated financial statements). The State Bancorp acquisition included 14 branches in Nassau, Suffolk, Queens, and Manhattan that currently remain open and represent approximately 32 percent of our total New York branch network. Valley’s ability to successfully execute in these markets depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in the new market areas, and the ability to manage growth. These initiatives, specifically non-acquisition related de novo branch activity, could cause Valley’s expenses to increase faster than revenues. Valley can provide no assurances that it will successfully implement or continue such growth initiatives.

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

We may also be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. Furthermore, many other financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber attacks and other means. Although to date we have not experienced any material losses relating to such cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in Northern New Jersey in which our branches operate are subject to severe flooding and significant weather related disruptions may become common events in the future. On October 29, 2012, Hurricane Sandy struck the Northeast and caused severe property damage and many business closures throughout the New Jersey and New York Metropolitan areas. We believe the storm did not materially impact the vast majority of our borrowers’ ability to repay their loans or the collateral values securing their loans. However, the full extent of any adverse impact on our markets from the prolonged rebuilding efforts necessary in coastal areas of New Jersey and Long Island is unknown at this time.

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

We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold over 12,600 individual residential mortgages totaling approximately $2.4 billion. Over the past several years, we have experienced a nominal amount of repurchase requests (including only two requests in 2012). None of the loan repurchases resulted in loss. As of December 31, 2012, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

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

We conduct our business at 210 retail banking centers locations, with 166 in northern and central New Jersey and 44 in the New York City metropolitan area. We own 97 of our banking center facilities. The other facilities are leased for various terms.

The following table summarizes our retail banking centers in New Jersey and the New York City metropolitan area:

	Number of banking centers	% of Total
New Jersey:
Northern	72	35%
Central	94	44
New York:
Manhattan	16	8
Brooklyn	9	4
Queens	6	3
Long Island	13	6

Total	210	100%

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own four office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York, which are used for various operations of Valley National Bank and its subsidiaries. During 2012, we opened our newly leased New York City corporate headquarters located at One Penn Plaza in Manhattan which is primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. We also lease a residential mortgage loan production office in Bethlehem, Pennsylvania.

During October 2012, Hurricane Sandy caused major destruction along the East Coast, including damage that has temporarily closed four branches for renovations included in the New Jersey central and Brooklyn, New York locations in the table above. The branch customers from these locations are currently being served at other surrounding branch locations.

The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $279 million at December 31, 2012. We believe that all of our properties and equipment are well maintained, in good condition (except for those affected by Hurricane Sandy) and adequate for all of our present and anticipated needs.

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

	Year 2012			Year 2011
	High	Low	Dividend	High	Low	Dividend
First Quarter	$12.69	$11.30	$0.16	$13.54	$11.90	$0.16
Second Quarter	12.50	10.17	0.16	13.30	12.18	0.16
Third Quarter	11.07	9.10	0.16	13.46	9.11	0.16
Fourth Quarter	10.27	8.65	0.16	12.22	9.52	0.16

There were 8,541 shareholders of record as of December 31, 2012.

Restrictions on Dividends

The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For more information regarding the restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” and “Item 1A. Risk Factors – We May Reduce or Eliminate the Cash Dividend on Our Common Stock” above, and the “Liquidity” section of our MD&A of this Annual Report. In addition, under the terms of the trust preferred securities issued by our capital trusts, we cannot pay dividends on our common stock if we defer payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2007 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/07	12/08	12/09	12/10	12/11	12/12
Valley	$100.00	$116.43	$90.74	$101.55	$97.49	$81.87
KBW 50	100.00	81.43	63.45	76.40	72.45	82.17
S&P 500	100.00	63.01	79.69	91.71	93.62	108.59

Issuer Repurchase of Equity Securities

The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2012 to October 31, 2012	—		$—	—	4,112,465
November 1, 2012 to November 30, 2012	41,385	(2)	8.82	—	4,112,465
December 1, 2012 to December 31, 2012	169	(2)	9.26	—	4,112,465

Total	41,554			—

(1)

On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2012.

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

	As of or for the Years Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (2)	$678,410	$679,901	$682,402	$717,411	$735,153
Interest expense	181,312	199,013	214,060	262,870	308,895

Net interest income—tax equivalent basis (2)	497,098	480,888	468,342	454,541	426,258
Less: tax equivalent adjustment	7,217	6,077	5,590	5,227	5,459

Net interest income	489,881	474,811	462,752	449,314	420,799
Provision for credit losses	25,552	53,335	49,456	47,992	28,282

Net interest income after provisions for credit losses	464,329	421,476	413,296	401,322	392,517
Non-interest income:
Net impairment losses on securities recognized in earnings	(5,247)	(19,968)	(4,642)	(6,352)	(84,835)
Trading gains (losses), net	2,793	2,271	(6,897)	(10,434)	3,166
Gains on sales of loans, net	46,998	10,699	12,591	8,937	1,274
Other non-interest income	76,402	119,295	90,275	80,100	83,651

Total non-interest income	120,946	112,297	91,327	72,251	3,256

Non-interest expense:
FDIC insurance assessment	14,292	12,759	13,719	20,128	1,985
Goodwill impairment	—	—	—	—	—
Other non-interest expense	360,608	325,797	305,969	288,039	285,514

Total non-interest expense	374,900	338,556	319,688	308,167	287,499

Income before income taxes	210,375	195,217	184,935	165,406	108,274
Income tax expense	66,748	62,706	54,929	50,587	15,990

Net income	143,627	132,511	130,006	114,819	92,284
Dividends on preferred stock and accretion	—	—	—	19,524	2,090

Net income available to common stockholders	$143,627	$132,511	$130,006	$95,295	$90,194

Per Common Share (3):
Earnings per share:
Basic	$0.73	$0.74	$0.73	$0.57	$0.57
Diluted	0.73	0.74	0.73	0.57	0.57
Dividends declared	0.65	0.66	0.66	0.66	0.66
Book value	7.57	7.02	7.22	7.02	6.48
Tangible book value (4)	5.26	5.13	5.29	5.21	4.53
Weighted average shares outstanding:
Basic	197,354,159	178,424,883	177,568,546	167,222,450	158,545,594
Diluted	197,354,372	178,426,070	177,577,663	167,223,242	158,632,863
Ratios:
Return on average assets	0.91%	0.93%	0.92%	0.80%	0.68%
Return on average shareholders’ equity	9.57	10.11	10.23	8.55	8.61
Return on average tangible shareholders’ equity (5)	13.65	13.68	13.84	11.22	11.41
Average shareholders’ equity to average assets	9.48	9.19	9.00	9.40	7.94
Tangible common equity to tangible assets (6)	6.71	6.58	6.82	6.61	5.16
Efficiency ratio (7)	61.38	57.67	57.70	59.09	67.80
Dividend payout	89.04	88.46	88.89	115.15	115.94
Risk-based capital:
Tier 1 capital	10.87%	10.81%	10.83%	10.54%	11.36%
Total capital	12.38	12.64	12.81	12.45	13.10
Leverage capital	8.09	7.99	8.23	8.07	9.04
Financial Condition:
Assets	$16,012,646	$14,252,755	$14,151,249	$14,290,734	$14,723,813
Net loans	10,892,599	9,665,839	9,241,091	9,268,081	10,050,446
Deposits	11,264,018	9,673,102	9,363,614	9,547,285	9,232,923
Shareholders’ equity	1,502,377	1,254,836	1,284,935	1,243,748	1,355,746

See Notes to the Selected Financial Data that follow.

Notes to Selected Financial Data

(1)

Previously reported results for the years ended December 31, 2011, 2010, 2009 and 2008 have been revised to reflect an increase in non-interest expense, which after taxes, reduced net income by $1.1 million, $1.2 million, $1.2 million and $1.3 million, respectively, and reduced basic and diluted earnings per common share by $0.01 for each of these years. Certain statistical and other per common data presented in the table have been revised accordingly. See the “Correction of an Immaterial Error” section of Note 1 to the consolidated financial statements for additional information.

(2)

In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

(3)	All per common share amounts reflect a five percent common stock dividend issued May 25, 2012, and all prior stock splits and dividends.
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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less preferred stock, and less goodwill and other intangible assets by common shares outstanding as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Common shares outstanding	$198,438,271	$178,683,030	$178,010,307	$177,102,621	$164,122,554

Shareholders’ equity	1,502,377	1,254,836	1,284,935	1,243,748	1,355,746
Less: Preferred stock	—	—	—	—	291,539
Less: Goodwill and other intangible assets	459,357	338,780	343,541	320,729	321,100

Tangible common shareholders’ equity	$1,043,020	$916,056	$941,394	$923,019	$743,107

Tangible book value per common share	$5.26	$5.13	$5.29	$5.21	$4.53

(5)

Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Net income	$143,627	$132,511	$130,006	$114,819	$92,284

Average shareholders’ equity	1,500,997	1,310,939	1,270,778	1,342,790	1,071,358
Less: Average goodwill and other intangible assets	449,078	342,122	331,667	319,756	262,613

Average tangible shareholders’ equity	$1,051,919	$968,817	$939,111	$1,023,034	$808,745

Return on average tangible shareholders’ equity	13.65%	13.68%	13.84%	11.22%	11.41%

(6)

Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, and less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Tangible common shareholders’ equity	$1,043,020	$916,056	$941,394	$923,019	$743,107

Total assets	16,012,646	14,252,755	14,151,249	14,290,734	14,723,813
Less: Goodwill and other intangible assets	459,357	338,780	343,541	320,729	321,100

Tangible assets	$15,553,289	$13,913,975	$13,807,708	$13,970,005	$14,402,713

Tangible common shareholders’ equity to tangible assets	6.71%	6.58%	6.82%	6.61%	5.16%

(7)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	an unexpected decline in real estate values within our market areas;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in higher compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the inability to realize expected revenue synergies from the merger of State Bancorp with Valley in the amounts or in the timeframe anticipated;

•	inability to retain State Bancorp’s customers and employees;

•	lower than expected cash flows from purchased credit impaired loans; and

•	other unexpected material adverse changes in our operations or earnings.

Correction of an Immaterial Error

Our previously reported financial condition and results of operations at and for the years ended December 31, 2011 and 2010 have been revised to reflect an adjustment for the straight-line recognition of rental expense and income on operating leases with scheduled rental increases in which Valley is the lessor and lessee, respectively. The adjustment resulted in increases in accrued rent liability, deferred tax assets and net occupancy and equipment expense, as well as decreases in retained earnings, net income and earnings per common share. The effect of these revisions was immaterial to each of the interim and annual periods, including a one cent reduction in basic and diluted earnings per common share in both 2011 and 2010. See Note 1 of the consolidated financial statements for more details.

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

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged downturn in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities (including debt security valuations based on the expected future cash flows of their underlying collateral) in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in depressed market prices thus leading to further impairment losses.

Allowance for Loan Losses. The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commercial letters of credit and represents management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolios. There are numerous components that enter into the evaluation of the allowance for loan losses, which includes a quantitative analysis, as well as a qualitative review of its results. The qualitative review is subjective and requires a significant amount of judgment. Various banking regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, our allowance for credit losses methodology includes loan portfolio evaluations at the portfolio segment level, which consist of a commercial and industrial, commercial real estate, residential mortgage, and a consumer loan portfolio segments.

Allowance for Loan Losses on Non-Covered Loans

The allowance for losses on non-covered loans relates only to loans, which are not subject to the loss-sharing agreements with the FDIC. The allowance for losses on non-covered loans consists of the following:

•	specific reserves for individually impaired loans;

•	reserves for adversely classified loans, and higher risk rated loans that are not impaired loans;

•	reserves for other loans that are not impaired; and, if applicable,

•	reserves for impairment of purchased credit-impaired (PCI) loans subsequent to their acquisition date.

Our reserves on classified and non-classified loans also include reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing.

Valley has no allowance reserves established at December 31, 2012 related to the non-covered PCI loans acquired from State Bancorp and purchased from another financial institution during the first quarter of 2012. However, the information below regarding our policies to determine the allowance for covered loans is identical to the procedures performed by Valley to determine the carrying amounts and reserves for impairment of non-covered PCI loans subsequent to their acquisition date.

Allowance for Loan Losses on Covered Loans

During 2010, we acquired loans in two FDIC-assisted transactions that are covered by loss-sharing agreements with the FDIC whereby we will be reimbursed for a substantial portion of any future losses. Like the non-covered PCI loans acquired and purchased during the first quarter of 2012, we evaluated the acquired covered loans and elected to account for them in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. The covered loans are initially recorded at their estimated fair values segregated into pools of loans sharing common risk characteristics, exclusive of the loss-sharing agreements with the FDIC. The fair values include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Changes in Our Allowance for Loan Losses

Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $130.2 million at December 31, 2012.

For impaired credits, if the present value of expected cash flows (for other impaired loans) were 10 percent higher or lower, the allowance would have decreased $8.2 million or increased $9.4 million, respectively, at December 31, 2012. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have not changed or increased $1.1 million, respectively at December 31, 2012.

If classified loan balances were 10 percent higher or lower, the allowance would have increased or decreased by approximately $2.1 million, respectively, at December 31, 2012.

The credit rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by approximately $351 thousand, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2012. Additionally, if the historical loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $6.5 million, respectively, at December 31, 2012.

A key variable in determining the allowance is management’s judgment in determining the size of the allowances attributable to general economic conditions and other qualitative risk factors. At December 31, 2012, such allowances were 5.1 percent of the total allowance. If such allowances were 10 percent higher or lower, the total allowance would have increased or decreased by $680 thousand, respectively, at December 31, 2012.

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

We recognized other-than-temporary impairment charges on securities of $5.2 million, $20.0 million and $4.6 million in 2012, 2011, and 2010, respectively, as a reduction of non-interest income on the consolidated statements of income. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment charges.

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $428.2 million at December 31, 2012 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $31.1 million at December 31, 2012 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, Valley may, under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new ASU, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was less than its carrying amount. During 2012, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units, but (under the ASU) it may chose to perform the optional qualitative assessment for one or more units in future periods. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.

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

To assist in assessing the impact of potential goodwill or other intangible asset impairment charges at December 31, 2012, the impact of a five percent impairment charge would result in a reduction in net income of approximately $23.0 million. See Note 8 to consolidated financial statements for additional information regarding goodwill and other intangible assets.

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

The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2012, management has determined it is more likely than not that Valley will realize its net deferred tax assets and therefore valuation allowance was not established.

We maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. We adjust our unrecognized tax benefits as necessary when additional information becomes available. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. It is possible that the reassessment of our unrecognized tax benefits may have a material impact on our effective tax rate in the period in which the reassessment occurs.

See Notes 1 and 13 to the consolidated financial statements and the “Income Taxes” section in this MD&A for an additional discussion on the accounting for income taxes.

New Authoritative Accounting Guidance. See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the anticipated effect on our results of operations and financial condition.

Executive Summary

Company Overview. At December 31, 2012, Valley had consolidated total assets of $16.0 billion, total net loans of $10.9 billion, total deposits of $11.3 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 210—branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion, including our most recent bank transaction discussed below. See Item 1 of this Annual Report for more details regarding our past merger activity.

Acquisition of State Bancorp, Inc. (State Bancorp). On January 1, 2012, Valley acquired State Bancorp, the holding company for State Bank of Long Island, a commercial bank with $1.7 billion in assets, $1.1 billion in loans and $1.4 billion in deposits, after purchase accounting adjustments, and 16 branches in Nassau, Suffolk, Queens, and Manhattan. We believe our expansion into this attractive area of the Long Island market has already provided additional lending, retail, and wealth management service opportunities to further strengthen our New York Metropolitan operations and will continue to grow Valley brand recognition in these markets. During February 2012, we integrated State Bancorp’s systems into Valley with minimal disruption to our customer service and operations. We continue to look for future opportunities to support our new efforts in the Long Island market both through gradual de novo branch expansion and other potential bank acquisitions.

The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208.4 million (approximately 17.7 million shares of Valley common stock). The transaction generated approximately $109.8 million in goodwill and $8.1 million in core deposit intangible assets subject to amortization. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. The stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The loan, included in Valley’s consolidated financial statements at December 31, 2011, was subsequently eliminated as of the acquisition date and is no longer outstanding. See additional details in Note 2 to the consolidated financial statements.

Annual Results. Net income totaled $143.6 million, or $0.73 per diluted common share, for the year ended December 31, 2012 compared to $132.5 million in 2011, or $0.74 per diluted common share. (All common share data is adjusted to reflect a five percent common stock dividend issued on May 25, 2012). The increase in net income was largely due to: (i) a 52 percent decline in our provision for credit losses caused by a decrease in additional impairment recognized on certain covered loan pools acquired in FDIC-assisted transactions in 2010 coupled with the positive effect of the gradual improvement in credit conditions and the U.S. economy on our non-covered loan portfolio during 2012, (ii) an 8 percent increase in non-interest income resulting primarily from higher gains on sales of residential loans originated for sale and lower other-than-temporary impairment charges on investment securities, largely offset by a decrease in net gains on securities transactions and post-acquisition date declines in our FDIC loss-share receivable, (iii) an increase in net interest income mainly caused by the higher loan volume associated to loans acquired from State Bancorp, partially offset by (iv) higher salary and employee benefits, net occupancy and equipment expense and other non-interest expense due, in part, to additional expenses related to our acquisition of State Bancorp and OREO and other expenses partly related to assets acquired in the FDIC-assisted acquisitions. See the “Net Interest Income,” “Non-Interest Income,” and “Non-Interest Expense” sections below for more details on the items above impacting our 2012 annual results.

Economic Overview and Indicators. Major economic uncertainty prevailed throughout most of 2012 and into the fourth quarter of 2012 as the so-called fiscal cliff approached. This combination of scheduled tax increases and cuts in federal spending was set for the end of 2012 and Congress for a long time was unable to agree on ways to address it. This led to dramatically lower business investment and reduced consumer confidence. Although there have been recent glimmers of improvement in the unemployment rate and the housing market, most forward looking data, such as new orders and consumer sentiment, portend slower growth in 2013.

Information reviewed at the Federal Open Market Committee meeting in January 2013 suggests that economic activity and employment have continued to expand at a moderate pace in recent months, apart from weather-related disruptions. Although the Unemployment Rate has declined somewhat since the summer when it was at 8.3 percent, it remains elevated at 7.9 percent. Household spending has continued to advance, and the housing sector has shown further signs of improvement, but growth in business fixed investment has slowed.

The FRB, in an effort to clarify its intentions for a struggling economy, for the first time spelled out the unemployment level it would like to see before it raises short-term interest rates. FRB Chairman Bernanke has been quite vocal in his frustration that Congress has not been more proactive in pursuing stimulative fiscal policies. Hence, the FRB has maintained their open-ended quantitative easing policy in an effort to keep interest rates lower and boost the economy. Accordingly, the FRB announced it will continue in 2013 with its plan to purchase of $85 billion in both mortgage-backed securities and U.S. Treasury securities each month, as part of its strategy to maintain low long-term interest rates to encourage borrowing, spending, and investing. Furthermore, the FRB said it did not expect to touch short-term rates until it saw the unemployment rate fall to 6.5 percent or lower, as long as inflation forecasts remain near its 2 percent target. That would mean, according to their most recent projections, that the FRB would keep short-term rates near zero into 2015.

Other data that point to the FRB’s accommodative posture include the Core CPI, a method for measuring core inflation, which was up only 1.9 percent year-over-year in December 2012 and suggests a tame inflationary environment. Facing what appears to be little threat of inflationary risk, the FRB is moving forward with the aforementioned monetary accommodation to spur economic activity.

Existing home sales fell by 1 percent in December 2012 to an annual rate of 4.9 million homes, but this much watched economic indicator finished 2012 as its best year since 2007. The housing market’s improvement is also evidenced by the unsold home inventory, which at 4.4 months is the lowest level since 2005. The housing recovery along with the low level of interest rates should continue to benefit our residential mortgage loan activities in 2013. However, we believe a low-rate, high unemployment environment, which is reflective of our current operating environment, will continue to challenge our business operations and results in many ways during 2013 and the foreseeable future, as highlighted throughout the remaining MD&A discussion below.

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

	For the Month Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011

Key Economic Indicators:
Unemployment rate:
U.S.	7.80%	7.80%	8.20%	8.20%	8.50%
New York Metro Region*	8.50%	8.50%	9.50%	8.90%	8.20%
New Jersey	9.60%	9.80%	9.60%	9.00%	9.10%
New York	8.20%	8.90%	8.90%	8.50%	8.20%

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011

	($ in millions)
Personal income:
New Jersey	NA	$473,813	$472,756	$471,492	$464,003
New York	NA	$1,012,959	$1,011,170	$1,003,281	$997,078
New consumer bankruptcies:
New Jersey	NA	0.12%	0.14%	0.15%	0.16%
New York	NA	0.08%	0.09%	0.08%	0.10%
Change in home prices:
U.S.	NA	2.20%	7.10%	-1.70%	-3.80%
New York Metro Region*	NA	-0.50%	0.91%	-1.78%	-3.70%
New consumer foreclosures:
New Jersey	NA	0.08%	0.05%	0.08%	0.04%
New York	NA	0.06%	0.05%	0.06%	0.05%
Rental vacancy rates:
New Jersey	11.70%	10.80%	10.50%	11.60%	10.80%
New York	5.20%	5.00%	5.60%	6.30%	6.30%

NA—not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $1.3 billion to $10.8 billion at December 31, 2012 from December 31, 2011 primarily due to $987.0 million in non-covered PCI loans (outstanding at December 31, 2012) acquired from State Bancorp and purchased from another financial institution during the first quarter of 2012. Valley also experienced organic loan growth in non-PCI commercial real estate, residential mortgage, and other consumer loans during 2012 as compared to December 31, 2011. Excluding the PCI loans acquired and purchased during 2012, our commercial real estate (including construction loans), residential mortgage, and other consumer loans grew by $186.8 million, $160.0 million, and $42.8 million, respectively, during 2012, while home equity loans and commercial and industrial loans (excluding the elimination of a $37.0 million short-term loan to State Bancorp in our purchase accounting) decreased by $30.7 million and $8.6 million, respectively, due to a large volume of repayments resulting from refinance activity spurred on by the low level of market interest rates. Additionally, residential mortgage loan growth was somewhat tempered by our decision to sell most of our new and refinanced loans during the second half of 2012. As a result, we sold approximately 53 percent of our $2.0 billion residential loan originations during 2012. Overall, our non-PCI loans totaling $9.8 billion within the non-covered loan portfolio at December 31, 2012 grew by 3.4 percent as compared to approximately $9.5 billion at December 31, 2011. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to

$180.7 million, or 1.6 percent of our total loans, at December 31, 2012 as compared to $271.8 million, or 2.8 percent of total loans, at December 31, 2011 mainly due to normal collection activity.

Our new and refinanced residential mortgage loan originations of $2.0 billion during the year ended December 31, 2012 increased 70 percent as compared to $1.2 million in 2011. The increased volume is largely the result of the historically low interest rate environment, the success of our low-fixed price residential mortgage refinance programs and our strong emphasis in the New York Metro area supported by our expanded network of full service branches in the New York boroughs and Long Island after the acquisition of State Bancorp on January 1, 2012. Widening loan spreads and the current Federal Reserve monetary policies contributed to increased loan sales into the secondary market during the second half of 2012 as we attempt to maximize mortgage banking revenues within non-interest income, while the low level of market interest rates continues to apply pressure to our net interest income and margin. As a result, Valley sold approximately $961.0 million of residential mortgages during the year ended December 31, 2012 (of which 80 percent were sold during the last six months of 2012) as compared to $358.8 million loans sold in 2011. The increased secondary market sales and the mark to market gains on loans held for sale at fair value materially increased the total gains on the sale of loans recognized in our non-interest income during 2012 as compared to 2011, while allowing us to maintain the appropriate mix of earning assets and an acceptable level of interest rate risk on our balance sheet. Additionally, net loan servicing rights recognized for servicing of the loans sold increased to $16.9 million at December 31, 2012 from $10.2 million at December 31, 2011. During the early part of the first quarter of 2013, mortgage application volume continues to be strong, and we believe this activity will continue into the foreseeable future assuming that market conditions do not adversely change. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow economic recovery, elevated unemployment levels, personal bankruptcies, and higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at December 31, 2012. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days increased 0.04 percent to 1.73 percent of our total loan portfolio of $11.0 billion as of December 31, 2012 compared to 1.69 percent of total loans at December 31, 2011, mainly due to an increase in residential mortgage loans within the 30 to 89 days past due category and a higher level of non-accrual commercial real estate loans. Residential mortgage loans past due 30 to 89 days increased $10.5 million to $19.0 million at December 31, 2012; however, Valley believes the mortgage loans in this past due category are well secured, in the process of collection and do not represent a material negative trend within the residential mortgage portfolio. Total non-accrual loans increased $7.5 million to $131.8 million, or 1.20 percent of total loans at December 31, 2012 as compared to $124.3 million, or 1.27 percent of total loans at December 31, 2011. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of December 31, 2012. See the “Non-performing Assets” section below for further analysis of our credit quality.

Investments. During the year ended December 31, 2012, we recognized net gains on securities transactions of $2.6 million as compared to $32.1 million in 2011. The decrease was mainly caused by a steep decline in the sales of certain residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises classified as available for sale as compared to 2011. During 2011, we elected to reduce our holdings of many residential mortgage-backed securities with increased prepayment risk, as well as reduced our credit risk related to these issuers. Other-than-temporary impairment charges attributable to credit totaled $5.2 million in 2012 as compared to $20.0 million in 2011. Of the $5.2 million in impairment charges in 2012, $4.5 million was recognized in earnings during the third quarter of 2012 mostly due to the additional estimated credit losses on previously impaired trust preferred securities issued by one bank holding company. The majority of the impairment charges recognized in 2011 related to the initial impairment of these same trust preferred securities. See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.

Deposits and Other Borrowings. The mix of total deposits continued to shift away from time deposits to the other deposit categories during 2012 due to the low level of rates that we offered on certificates of deposit during most of the year and the maturity of higher cost time deposits. Despite the assumption of $412.5 million in time deposits in the State Bancorp acquisition, average time deposits still declined $19.4 million to $2.7 billion for 2012 as compared to 2011. However, lower cost average savings, NOW and money market deposits and non-interest bearing deposits increased $695.9 million and $617.0 million, respectively, largely due to $596.6 million and $371.2 million in deposits assumed in each respective category from State Bancorp. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.

During the fourth quarter of 2011 and the first six months of 2012, we actively reduced the costs associated with our borrowings. In January and June 2012, we modified the terms of $150 million and $100 million in FHLB advances and other long-term borrowings. The modifications resulted in a reduction of the interest rate on these funds, an extension of their maturity dates to 10 years from the date of modification, and a conversion of the debt to non-callable for period of 4 years.We similarly modified the terms of $435 million in FHLB advances and other borrowings during the fourth quarter of 2011. After the modifications, the weighted average interest rate on these borrowings declined by 0.82 percent to 3.91 percent. There were no gains, losses, penalties or fees incurred in the modification transactions. Additionally, Valley redeemed $10.3 million of the principal face amount of its outstanding junior subordinated debentures issued to VNB Capital Trust I and $10.0 million of the face value of the related trust preferred securities during January 2012.

Operating Environment. The financial markets continue to work through a period marked by unprecedented change due to current and future regulatory and market reform, including new regulations outlined under the Dodd-Frank Act, and a slow economic recovery unseen in past U.S. recessions. These changes will impact us and our competitors, and will challenge the way we both do business in the future. We believe our current capital position, ability to evaluate credit and other investment opportunities, conservative balance sheet, and commitment to excellent customer service will afford us a competitive advantage in the future. Additionally, we believe we are well positioned to move quickly on market expansion opportunities as they may arise, including through possible acquisitions of other institutions within New Jersey and the New York City Metropolitan area.

On October 29, 2012, Hurricane Sandy struck the Northeast and caused severe property damage and many business closures throughout the New Jersey and New York Metropolitan areas. We believe the storm did not materially impact the vast majority of our borrowers’ ability to repay their loans or the collateral values securing their loans. For a small amount of our customers affected by the storm, we extended their loan payments for up to 90 days and also waived a nominal amount of late charges and fees. The loan extensions granted, as well as other storm related past due loans, did not have a material impact on our loan delinquencies reported at December 31, 2012 (see “Non-performing Assets” section below). However, the full extent of any adverse impact on our markets and current customers from the prolonged rebuilding efforts necessary in coastal areas of New Jersey and Long Island is unknown at this time.

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

Annual Period 2012. Net interest income on a tax equivalent basis increased $16.2 million to $497.1 million for 2012 compared with $480.9 million for 2011. The increase was mainly driven by $1.1 billion in loans acquired in the State Bancorp acquisition on January 1, 2012 and steady quarterly organic loan growth in commercial real estate (excluding construction) loans since December 31, 2011 and residential mortgage loans prior to our switch to more of a “originate and sell” model in the second half of 2012, coupled with a lower cost on interest bearing liabilities resulting from new and renewed time deposits at lower rates and interest rate modifications of certain long-term borrowings during the fourth quarter of 2011 and first quarter of 2012. However, much of the additional interest income was mitigated by lower interest rates on new loans and investments and the prepayment of higher yielding assets in both of these earning asset categories.

The net interest margin on a tax equivalent basis was 3.52 percent for the year ended December 31, 2012, a decrease of 23 basis points as compared to 3.75 percent for 2011. The level of interest rates remained low during 2012 due to, in part, the FRB’s continued efforts to support the U.S. economic recovery and maintain the target federal funds rate at a historical low rate range of between zero to 0.25 percent since the fourth quarter of 2008. The prolonged low level of market interest rates continued to negatively impact the yield on interest earning assets during 2012, resulting in a 50 basis point decline to 4.81 percent as compared to 2011, while average interest rates paid on interest bearing liabilities only decreased 30 basis points in 2012. The decline in yield on interest earning assets was mainly attributable to the low market interest rates on (new and refinanced) loans and investments throughout 2012, large prepayments of high yielding loans and lower average taxable investments partly due to normal payments and prepayments of higher yielding securities. Offsetting some of the negative impact of lower interest rates on new loans and investments, our 2012 efforts to control our funding costs coupled with a low interest rate environment allowed us to decrease the interest rates paid on savings, NOW, and money market accounts, while maturing high cost certificates of deposit, if renewed, also re-priced at lower interest rates. Additionally, lower rates on customer repo balances mostly contributed to an 18 basis point decline in the cost of short-term borrowings during 2012.

Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate decreased from 2.76 percent in 2011 to 1.79 percent in 2012, negatively impacting our yield on average loans as new and renewed fixed-rate loans were originated at lower interest rates in 2012. However, Valley’s prime rate and the U.S. prime rate have remained at 4.50 percent and 3.25 percent, respectively, since the fourth quarter of 2008. Our U.S. prime rate based loan portfolio should have an immediate positive impact on the yield of our average earning assets, in the unlikely event that the prime rate begins to move upward in 2013 given the FRB’s current monetary policies, while an increase in treasury rates should also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans. We do not expect our Valley prime rate portfolio to have an immediate benefit to our interest income in a rising interest rate environment due to its current level above the U.S. prime rate. Additionally, interest income on approximately $1.2 billion of our residential mortgage-backed securities with unamortized purchase premiums totaling $49.6 million at December 31, 2012 could improve if and when interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. Conversely, increases in the prepayment speeds due to declining interest rates will increase the amount of premium amortization expense recognized against interest income related to these securities (as we experienced during most of 2012). At December 31, 2012, the premium amortization on the mortgage-backed securities negatively impacts the yield for this investment category by approximately 1.7 percent.

Average interest earning assets totaling $14.1 billion for the year ended December 31, 2012 increased $1.3 billion as compared to 2011 mainly due to the $1.1 billion in loans acquired in the State Bancorp acquisition and organic loan growth primarily in both our non-PCI commercial real estate and residential mortgage loan portfolios during 2012. Average loan balances increased $1.6 billion to $11.2 billion in 2012 and positively impacted our net interest margin as compared to 2011. The increase in average loan balances during 2012, partially offset by a 52 basis point decline in yield on such loans, also contributed to a $34.5 million increase in interest income on a tax equivalent basis for loans during the year ended December 31, 2012 compared to 2011. Average investment securities decreased $396.2 million to $2.6 billion in 2012, despite $275.7 million in investment securities acquired from State Bancorp on January 1, 2012. The decline in investment securities was largely due to principal repayments on higher yielding securities (including $79 million of called trust preferred securities with an aggregate weighted average yield of approximately 7.35 percent prior to redemption) and securities sold totaling $1.2 billion during 2012 and were mostly reinvested in residential mortgage-backed securities issued by Ginnie Mae, U.S. Treasury securities, and municipal securities. The 2012 reinvestments in the mortgage-backed securities and other taxable securities at low current market rates, partially offset by higher yielding municipal security purchases, primarily led to a $36.1 million decrease in interest income on a tax equivalent basis for investment securities as compared to 2011. Average federal funds sold and other interest bearing deposits increased $61.9 million to $223.5 million for the year ended December 31, 2012 as compared to 2011 mainly due to slightly higher levels of overnight liquidity held in 2012. However, these positions only contributed an additional $133 thousand in interest income due to the historically low target federal funds rate.

Average interest bearing liabilities increased $752.8 million to $11.0 billion for the year ended December 31, 2012 from the same period in 2011 mainly due to $1.0 billion in interest bearing deposits assumed from the acquisition of State Bancorp, partially offset by the run-off of high cost certificates of deposit. However, average time deposits only declined $19.4 million from 2011 due to the maturing high cost certificates largely because of the assumption of $412.5 million in certificates of deposit from State Bancorp on January 1, 2012. Average savings, NOW, and money market account balances increased $695.9 million primarily due to $596.6 million in assumed deposits from State Bancorp, as well as general increases in retail deposits caused by the lack of better yielding cash investment alternatives in 2012 and an increase in customer liquidity in the fourth quarter of 2012 due, in part, to year-end tax planning and continued economic uncertainty. Average short-term borrowings increased $136.0 million from 2011 due to the utilization of slightly more short-term FHLB advances as a flexible low cost source of funds in 2012, while average long-term borrowings declined $59.7 million in 2012 as compared to 2011 mainly due to higher cost FHLB advance maturities in the first half of 2011. The cost of average time deposits, short-term borrowings, long-term borrowings, and savings, NOW and money market accounts decreased 39, 18, 16, and 6 basis points, respectively, during 2012 due to the continued low level of market interest rates throughout the year and, as applicable, the aforementioned maturity of higher cost funds and the modifications to certain long-term borrowings. Additionally, we expect that maturing higher cost time deposits will continue to have some positive benefit to our interest margin in the first quarter of 2013.

Fourth Quarter of 2012. Net interest income on a tax equivalent basis decreased $3.3 million to $120.4 million for the fourth quarter of 2012 from the third quarter of 2012 and remained relatively unchanged as compared to the fourth quarter of 2011. Interest income on a tax equivalent basis decreased $4.3 million from the third quarter of 2012 mainly due to the combination of a $142.4 million decrease in average loans and lower yields on loans and investments. The decrease in interest income was partially offset by a $968 thousand decline in interest expense, which was mostly driven by lower average balances for time deposits and short-term borrowings as well as a 1 basis point decrease in the cost of average savings, NOW, and money market deposits.

The net interest margin on a tax equivalent basis was 3.41 percent for the fourth quarter of 2012, a decrease of 5 basis points from 3.46 percent in the linked third quarter of 2012, and a 33 basis point decline from 3.74 percent for the three months ended December 31, 2011. The yield on average interest earning assets decreased by seven basis points on a linked quarter basis mainly as a result of lower yields on average investment securities caused by the current low market yields on new securities and the continued repayment of higher yielding securities in the portfolio. The yield on average loans also decreased 3 basis points to 5.09 percent for the three months ended December 31, 2012 from the third quarter of 2012 mainly due to new volume at lower interest rates. The aggregate net change in infrequent items that impact our loan yields from time to time, such as accelerated interest accretion recognized on certain PCI loan pools that were fully repaid and loan prepayment penalty fees, added approximately six basis points to our loan yield for the fourth quarter as compared to the third quarter of 2012. However, the repayment volume of higher yielding non-PCI loans (with and without contractual prepayment penalties) remained elevated for the fourth quarter of 2012 and negatively impacted the overall yield on average loans. The overall cost of average interest bearing liabilities increased by approximately 1 basis point from 1.62 percent in the third quarter of 2012 mainly due to a slight change in mix of borrowings, as the individual yields for most categories declined during the fourth quarter. Lower cost short-term borrowings (mainly consisting of FHLB advances) matured and were paid off during the fourth quarter, largely resulting in the average balance decline of $304.6 million for the category, while higher cost maturing time deposits contributed to a decline in average time deposits of only $110.6 million. Our cost of total deposits was 0.49 percent for the fourth quarter of 2012 compared to 0.52 percent for the three months ended September 30, 2012.

We believe our margin may continue to face the risk of compression into the foreseeable future due to the current low level of interest rates on most interest earning asset alternatives combined with the re-pricing risk related to a large percentage of our interest earning assets with short durations (see the “Interest Rate Sensitivity Analysis” table below). Additionally, our interest income on loans may increase or decrease each period due to prospective yield adjustments resulting from unexpected changes in the actual cash flows from PCI loans pools (see discussion under the “Covered Loans” section below). However, we continue to tightly manage our balance sheet and our cost of funds to optimize our returns. During 2013, we will continue to explore ways to reduce our costs and optimize our net interest margin, including potential reductions in interest rates on certain deposit products. Additionally, two interest rate caps with a total notional amount of $100 million used to hedge the cash flows of certain borrowings will expire on May 1, 2013, which is expected to have a slightly positive impact on our cost of funds from that point forward in 2013. Although we cannot make any guarantees as to the potential future benefits to our net interest margin, we believe these actions and other asset/liability strategies will at least partially temper the negative impact of the current interest rate environment.

The following table reflects the components of net interest income for each of the three years ended December 31, 2012, 2011 and 2010:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,238,269	$581,828	5.18%	$9,608,480	$547,371	5.70%	$9,474,994	$543,017	5.73%
Taxable investments (3)	2,169,106	75,805	3.49	2,615,140	114,784	4.39	2,641,869	123,021	4.66
Tax-exempt investments (1)(3).	478,838	20,242	4.23	429,004	17,344	4.04	405,730	15,948	3.93
Federal funds sold and other interest bearing deposits	223,515	535	0.24	161,612	402	0.25	157,163	416	0.26

Total interest earning assets	14,109,728	678,410	4.81	12,814,236	679,901	5.31	12,679,756	682,402	5.38

Allowance for loan losses	(133,322)			(136,432)			(110,776)
Cash and due from banks	434,038			366,159			310,908
Other assets	1,436,408			1,209,732			1,225,837
Unrealized gains (losses) on securities available for sale, net	(12,854)			16,594			13,505

Total assets	$15,833,998			$14,270,289			$14,119,230

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,094,919	$20,090	0.39%	$4,399,031	$19,876	0.45%	$4,171,782	$19,126	0.46%
Time deposits	2,708,919	37,466	1.38	2,728,354	48,291	1.77	2,897,793	55,798	1.93

Total interest bearing deposits	7,803,838	57,556	0.74	7,127,385	68,167	0.96	7,069,575	74,924	1.06
Short-term borrowings	328,438	1,387	0.42	192,392	1,154	0.60	194,587	1,345	0.69
Long-term borrowings (4)	2,904,893	122,369	4.21	2,964,555	129,692	4.37	3,099,807	137,791	4.45

Total interest bearing liabilities	11,037,169	181,312	1.64	10,284,332	199,013	1.94	10,363,969	214,060	2.07

Non-interest bearing deposits	3,228,183			2,611,207			2,428,089
Other liabilities	67,649			63,811			56,394
Shareholders’ equity	1,500,997			1,310,939			1,270,778

Total liabilities and shareholders’ equity	$15,833,998			$14,270,289			$14,119,230

Net interest income/interest rate spread (5)		497,098	3.17%		480,888	3.37%		468,342	3.31%

Tax equivalent adjustment		(7,217)			(6,077)			(5,590)

Net interest income, as reported		$489,881			$474,811			$462,752

Net interest margin (6)			3.47%			3.71%			3.65%
Tax equivalent effect			0.05			0.04			0.04

Net interest margin on a fully tax equivalent basis(6)			3.52%			3.75%			3.69%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$87,338	$(52,881)	$34,457	$7,618	$(3,264)	$4,354
Taxable investments	(17,760)	(21,219)	(38,979)	(1,234)	(7,003)	(8,237)
Tax-exempt investments*	2,081	817	2,898	932	464	1,396
Federal funds sold and other interest bearing deposits	149	(16)	133	12	(26)	(14)

Total increase (decrease) in interest income	71,808	(73,299)	(1,491)	7,328	(9,829)	(2,501)

Interest expense:
Savings, NOW and money market deposits	2,922	(2,708)	214	1,030	(280)	750
Time deposits	(342)	(10,483)	(10,825)	(3,152)	(4,355)	(7,507)
Short-term borrowings.	646	(413)	233	(15)	(176)	(191)
Long-term borrowings and junior subordinated debentures	(2,576)	(4,747)	(7,323)	(5,942)	(2,157)	(8,099)

Total increase (decrease) in interest expense	650	(18,351)	(17,701)	(8,079)	(6,968)	(15,047)

Increase (decrease) in net interest income	$71,158	$(54,948)	$16,210	$15,407	$(2,861)	$12,546

*	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Trust and investment services	$7,690	$7,523	$7,665
Insurance commissions	15,494	15,627	11,334
Service charges on deposit accounts	24,752	22,610	25,691
Gains on securities transactions, net	2,587	32,068	11,598
Net impairment losses on securities recognized in earnings	(5,247)	(19,968)	(4,642)
Trading gains (losses), net:
Trading securities	219	1,015	(1,056)
Junior subordinated debentures carried at fair value	2,574	1,256	(5,841)

Total trading gains (losses), net	2,793	2,271	(6,897)
Fees from loan servicing	4,843	4,337	4,919
Gains on sales of loans, net	46,998	10,699	12,591
(Losses) gains on sales of assets, net	(329)	426	619
Bank owned life insurance	6,855	7,380	6,166
Change in FDIC loss-share receivable	(7,459)	13,403	6,268
Other	21,969	15,921	16,015

Total non-interest income	$120,946	$112,297	$91,327

Non-interest income represented 15 percent and 14 percent of total interest income plus non-interest income for 2012 and 2011, respectively. For the year ended December 31, 2012, non-interest income increased $8.6 million compared with 2011 mainly due to an increase in the net gains on sale of loans combined with a decrease in other-than-temporary impairment charges on securities recognized in earnings, partially offset by decreases in net gains on securities transactions and non-interest income related to the change in the FDIC loss-share receivable due to post-acquisition items.

Service charges on deposit accounts increased $2.1 million to $24.8 million for 2012 as compared to 2011 mainly due to higher fees charged on checking and savings accounts, as well as a higher volume of ATM and overdraft fees. The increases were partly caused by our acquisition of State Bancorp on January 1, 2012.

Net gains on securities transactions decreased $29.5 million to $2.6 million for the year ended December 31, 2012 as compared to $32.1 million in 2011. The 2012 decline was largely due to a significantly higher volume of sales in the prior year. During 2011, our net gains were mainly due to the sale of certain residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises totaling $320.7 million and $257.4 million, respectively, classified as available for sale during 2011. We elected to sell these securities based on a total rate of return analysis for each security based on their increased risk of accelerated prepayment due to the low level of market interest rates and the extension of certain government programs designed to assist borrowers with low home values in the refinance of their mortgages.Additionally, the sales of the Freddie Mac and Fannie Mae securities reduced our exposure to these government sponsored issuers, and allowed us to reinvest the net proceeds mainly in Ginnie Mae mortgage-backed securities, which are fully guaranteed by the federal government and do not require related regulatory capital to be held by the Bank. See Note 4 to the consolidated financial statements for more details on our gross gains and losses on securities transactions for each period.

Net impairment losses on securities decreased $14.7 million to $5.2 million for the year ended December 31, 2012 as compared to $20.0 million in 2011 primarily due to a decrease in the credit related impairment recognized on trust preferred securities issued by one bank holding company. These interest deferring securities were initially impaired during the fourth quarter of 2011 and subsequently estimated to be further credit impaired during the third quarter of 2012. See the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements for further details on our investment securities impairment analysis and the other-than-temporarily impaired securities impacting the net impairment losses on securities reflected in the table above.

Net gains on sales of loans increased $36.3 million to $47.0 million for the year ended December 31, 2012 compared to 2011 primarily due to our decision to sell a larger portion of our residential mortgage originations during the second half of 2012 combined with record mortgage originations during 2012 caused, in part, by the low level of market interest rates, the continued success of Valley’s low fixed-price refinance programs, and gradual signs of a housing recovery. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains (or losses) on our loans held of sale carried at fair value each period end. Actual sales of mortgages contributed approximately $43.1 million in gains for the year ended December 31, 2012 as compared to $10.3 million in 2011. The net change in the fair value of loans held for sale increased $3.5 million to $3.9 million for 2012 as compared to 2011 mainly due to an increase in such loans originated and held at December 31, 2012. During the fourth quarter of 2012, we recognized net gains totaling $15.6 million. We expect this level of gains to continue into the first quarter of 2013 as we currently intend to sell a large portion of our mortgage loan production, dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our 2012 residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. During the year ended December 31, 2012, the aggregate effect of changes in the FDIC loss-share receivable amounted to a $7.5 million net reduction in non-interest income largely due to a $6.0 million reduction in the FDIC’s portion of estimated losses related to unused lines of credit assumed in FDIC-assisted transactions which have expired. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 5 to the consolidated financial statements for further details.

Other non-interest income increased $6.0 million primarily due to the reversal of $7.4 million in purchase accounting valuation liabilities related to expired and unused lines of credit assumed in FDIC-assisted transactions during the second quarter of 2012. This reversal resulted in the aforementioned corresponding $6.0 million decrease in our FDIC loss-share receivable portion of such estimated losses as of the acquisition.

In June 2011, the FRB approved a final debit card interchange rule that caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. The FRB also approved an interim final rule that allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The final and interim final rules on the pricing and routing restrictions, commonly referred to as the “Durbin Amendment,” became effective on October 1, 2011. Largely the result of the Durbin Amendment, our other non-interest income included debit card interchange fees of only $2.4 million for the year ended December 31, 2012 as compared to $5.1 million for 2011.

See the “Results of Operations—2011 Compared to 2010” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2010 to 2011.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Salary and employee benefits expense	$199,968	$176,307	$176,106
Net occupancy and equipment expense	71,245	66,332	63,771
FDIC insurance assessment	14,292	12,759	13,719
Amortization of other intangible assets	9,783	9,315	7,721
Professional and legal fees	15,005	15,312	10,137
Advertising	7,103	8,373	4,052
Other	57,504	50,158	44,182

Total non-interest expense	$374,900	$338,556	$319,688

Non-interest expense increased $36.3 million to $374.9 million for the year ended December 31, 2012 from $338.6 million for 2011. The increase from 2011 was mainly attributable to increases in salaries and employee benefits, net occupancy and equipment expense, and other non-interest expense.

Salary and employee benefits expense increased $23.7 million to $200.0 million for the year ended December 31, 2012 as compared to $176.3 million for 2011. The increase was largely due to additional salary and employee benefit expenses related to employees acquired in the State Bancorp acquisition. Higher medical health insurance expense also contributed $4.6 million increase. Our health care expenses are at times volatile due to our election to self-fund a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future. In addition, stock and cash incentive compensation accruals increased $1.5 million for the year ended December 31, 2012 as compared to 2011.

Net occupancy and equipment expense increased $4.9 million to $71.2 million for the year ended December 31, 2012 as compared to $66.3 million for 2011. The increase was mainly due to additional expenses associated with the branches acquired from State Bancorp during January 2012, partially offset by lower seasonal maintenance expenses as compared to 2011. Net occupancy and equipment expense was adjusted for the straight-line recognition of rental expense and income on operating leases totaling $1.6 million for the year ended December 31, 2012 and $2.0 million for each of the years 2011 and 2010. See Note 1 to the consolidated financial statement for further details.

The FDIC insurance assessment increased $1.5 million in 2012 as compared to 2011, largely due to our growth resulting from the acquisition of State Bancorp.

Advertising expense decreased $1.3 million to $7.1 million for the year ended December 31, 2012 as compared to $8.4 million in 2011. The decrease was mainly caused by a lower volume of promotional activity of our one price residential mortgage refinance programs during 2012 due to the benefits of the broad based customer knowledge of our low fixed-price mortgage refinance programs.

Other non-interest expense increased $7.3 million for the year ended December 31, 2012 from $50.2 million in 2011, partly due to several general increases caused by the State Bancorp acquisition, including merger expenses totaling $942 thousand related mainly to data processing conversion charges, as well as a $1.8 million and $2.0 million increases in other real estate owned (OREO) expenses, respectively. Significant components of other non-interest expense include data processing, telephone, service fees, debit card fees, postage, stationery, insurance, and title search fees.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. Our efficiency ratio for the year ended December 31, 2012 was 61.38 percent as compared to 57.67 percent in 2011. The higher efficiency ratio during 2012 as compared to 2011 was largely attributable to the negative impact of the prolonged low level of interest rates on our net interest income. See the “Net Interest Income” section for further details. We believe this non-GAAP measure provides a meaningful comparison of our operational performance, and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. As part of these efforts, we continue to evaluate the profitability of our entire 210 branch network, consisting of 114 leased and 96 owned locations. Where possible we will “right size” branches and their staff to better reflect the technological changes taking place in our delivery system (e.g., 24 hour on-line banking, remote deposit, etc.) which continue to be utilized by a higher percentage of our customer base each year, as well as the amount of lobby traffic at each branch. Additionally, we continuously monitor the profitability and customer traffic at each branch location and assess our ability to shrink the size of the office or close it when there is a negative long term outlook for the location and/or an opportunity to move existing customers to another branch location.

See the “Results of Operations—2011 Compared to 2010” section below for the discussion and analysis of changes in our non-interest expense from 2010 to 2011.

Income Taxes

Income tax expense was $66.7 million for the year ended December 31, 2012, reflecting an effective tax rate of 31.7 percent, compared with $62.7 million for 2011, reflecting an effective tax rate of 32.1 percent. The slight decrease in the 2012 effective tax rate was due, in part, to an increased investment in tax favored income for 2012 as compared to 2011.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will approximate 33 percent for 2013.

See additional information regarding our income taxes under our “Critical Accounting Policies and Estimates” section above, as well as Note 13 to the consolidated financial statements.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. See Note 20 to the consolidated financial statements for segments’ financial data.

Consumer lending. The consumer lending segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans and represented in aggregate 35.6 percent of the total loan portfolio at December 31, 2012. Residential mortgage loans, including $9.7 million of covered loans, totaled approximately $2.5 billion and represented 22.4 percent of our loan portfolio at December 31, 2012. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average interest earning assets in this segment increased $547.2 million to approximately $3.9 billion for the year ended December 31, 2012 as compared to 2011. The increase was mainly due to the organic growth in our non-covered residential mortgage loans caused by the sustained low level of market interest rates and the continued success of our mortgage refinance programs. However during the second half of 2012, we sold and held for sale a significantly higher portion of our increased residential mortgage loan production as loan spreads widened and we continued to manage the acceptable levels of interest rate risk and mix of loan types on our balance sheet. Home equity loans moderately increased from 2011 largely due to PCI loans acquired from State Bancorp on January 1, 2012; however, non-PCI home equity loans have gradually declined year over year as some borrowers roll balances into refinanced first mortgages and line usage has been negatively impacted by the slow economic recovery. Automobile loan balances also modestly increased as compared to 2011 due, in part, to $19.0 million in purchased loans during 2012. Exclusive of the loan purchases, the auto loan originations, while higher than 2011, have not resulted in significant growth during 2012 due to the high volume of principal repayments in the portfolio and have been limited by the negative impact of the weak economy, high unemployment, and strong competition for quality loan credits.

Income before income taxes generated by the consumer lending segment increased $22.2 million to $73.4 million for the year ended December 31, 2012 as compared to 2011 primarily due to increases in both non-interest income and net interest income. Non-interest income increased $37.9 million mainly due to a $36.3 million increase in net gains on sales of residential mortgage loans during 2012 caused by our recent “originate and sell” strategy for the majority of our residential mortgage originations. However, net interest income also increased $5.4 million to $129.5 million for 2012 as compared to $124.1 million in 2011 mainly due to the high volume of new mortgage loan originations primarily booked to the loan portfolio during the first half of 2012. These increases were partially offset by a $12.4 million increase in non-interest expense coupled with a $10.5 million increase in the internal transfer expense during 2012 caused, in part, by the State Bancorp acquisition on January 1, 2012.

The net interest margin for the consumer lending segment decreased 37 basis points to 3.29 percent during 2012 as a result of a 63 basis point decrease in interest yield on average loans due to the sustained low level of market interest rates, partially offset by a 26 basis point decrease in cost associated with our funding sources. Over the last twelve month period, our cost of funds continued to be positively impacted by the run-off of maturing high cost certificates of deposit, lower interest rates offered on most of our deposit products, and interest rate modifications to certain long-term borrowings during the fourth quarter of 2011 and the first half of

2012. The return on average interest earning assets before income taxes was 1.86 percent for 2012 compared to 1.51 percent for the prior year period.

Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $46.5 million of covered loans, totaled approximately $2.1 billion and represented 19.3 percent of the total loan portfolio at December 31, 2012. Commercial real estate loans and construction loans, including $122.2 million of covered loans, totaled $5.0 billion and represented 45.0 percent of the total loan portfolio at December 31, 2012.

Average interest earning assets in this segment increased $1.1 billion to $7.3 billion for the year ended December 31, 2012 as compared to 2011. This increase mainly reflects loans acquired in the State Bancorp acquisition and purchased during the first quarter of 2012, as well as organic growth within the commercial real estate loan portfolio due to loan demand from a broad range of borrowers within our primary markets, as well as our continued emphasis on co-op loan lending in the New York Metro area over the last twelve month period.

For the year ended December 31, 2012, income before income taxes for the commercial lending segment increased $14.8 million to $124.8 million compared to 2011 primarily due to higher net interest income coupled with a decline in the provision for loan losses, partially offset by a decrease in non-interest income and higher internal transfer expense. Net interest income increased $34.8 million to $323.1 million during 2012 as compared to $288.3 million for 2011 and was mainly driven by higher average loan balances. The provision for loan losses decreased $25.9 million to $20.6 million as compared to $46.5 million for 2011, mainly due to a $21.5 million decline in the provision for covered loans.

Non-interest income decreased $18.7 million for 2012 as compared to 2011 mainly due to $16.9 million of other income recognized in 2011 resulting from an increase in our FDIC loss-share receivable related to covered loan pools with additional impairment after the date of acquisition. Internal transfer expense increased $21.1 million to $121.0 million for 2012 as compared to 2011 primarily due to additional costs associated with our acquisition of State Bancorp and higher allocations due to the increased size of the commercial loan portfolio.

The net interest margin for this segment decreased 21 basis points to 4.43 percent during 2012 mainly as a result of a 47 basis point decrease in the yield on average loans, partially offset by a 26 basis point decrease in the cost of our funding sources as compared to 2011. The return on average interest earning assets before income taxes was 1.71 percent for 2012 compared to 1.77 percent for the prior year period.

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

Average investments decreased $334.3 million for the year ended December 31, 2012 as compared to 2011 primarily due to significant principal payments and prepayments received on residential mortgage-backed securities, securities called for early redemption by their issuer consisting primarily of higher yielding trust preferred securities, sales of certain securities, and lower reinvestment of principal and interest proceeds due to loan growth, as well as the low level of interest rates on current investment alternatives with acceptable risk profiles.

For the year ended December 31, 2012, income before income taxes for the investment management segment decreased $20.8 million to $21.3 million compared to $42.1 million in 2011 primarily due to a $23.9 million decline in net interest income, partially offset by a $3.9 million decrease in the internal transfer expense. The segment’s net interest income was negatively impacted by a decline in the yield on investments mainly resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates and accelerated premium amortization on certain residential mortgage-backed securities, and the significant decline in average investments, partially offset by lower cost of funds.

The net interest margin decreased 51 basis points to 2.21 percent during the year ended December 31, 2012 as compared to 2011 as a result of a 77 basis point decrease in yield on investments, partially offset by a 26 basis point decrease in costs associated with our funding sources.The net interest margin for investment management in 2012 was negatively impacted by the repayment and sales of certain higher yielding securities over the last twelve month period (as well as sales of residential mortgage-backed securities with increased prepayment risk during 2011) that were mostly replaced with securities yielding lower current market interest rates. The return on average interest earning assets before income taxes was 0.74 percent for 2012 compared to 1.31 percent for the prior year period.

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

The pre-tax net loss for the corporate segment increased $1.1 million to $9.2 million for the year ended December 31, 2012 from an $8.1 million for 2011 mainly due to a decreases in interest income, non-interest income and an increase in non-interest expense, partially offset by an increase in the internal transfer income. Non-interest income decreased $10.1 million to $32.1 million for the year ended December 31, 2012 coupled with a $1.1 million decline in net interest income. The increase in non-interest income was mostly attributable to a $29.5 million decrease in net gains on securities transactions largely due to higher 2011 gains on sale of certain residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises with increased risk of prepayment, partially offset by a $14.7 million decrease in net impairment losses on securities. Non-interest expense increased $17.6 million to $249.4 million, as compared to the same period in 2011 primarily due to the acquisition of State Bancorp, and was partially offset by a $27.7 million increase in the internal transfer income during 2012 as compared to 2011.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources and uses of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk and cash flows of financial assets and liabilities. Specifically, management employs multiple risk management activities such as optimizing the level of (currently lower yielding) new residential mortgage originations retained in our mortgage portfolio through sales in the secondary market, product pricing levels, the desired maturity levels for new originations, composition levels of both our earning assets and interest bearing liabilities on our balance sheet, as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2012. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2012. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2012. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2012 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2012. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2012.

The following table reflects management’s expectations of the change in our net interest income over the next twelve- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$ 14,874	3.26%
+100	2,733	0.60

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to increase net interest income over the next twelve months by 0.60 percent. Our balance sheet sensitivity to such a move in interest rates at December 31, 2012 increased as compared to December 31, 2011 (which was a decrease of 0.18 percent in net interest income) largely due to a $456.5 million increase in interest bearing deposits with banks, which were mostly held as overnight cash deposits at the Federal Reserve Bank of New York due to our excess liquidity at December 31, 2012. However, our positive sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Additional information regarding our adjustable prime rate loans impact on our margin is located under the “Net Interest Income” section above. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

As a result of the current low interest rate environment, we do not anticipate any significant declines in interest rates over the next twelve months. For this reason, we did not use an interest rate sensitivity simulation that assumes an immediate decline in the level of interest rates over the next twelve months.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we attempt to manage the Bank’s aggregate sensitivity in a manner to mitigate the potential lag in the portfolios re-pricing. We expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. However, many of the residential mortgage-backed securities have rapidly paid down in the current low interest rate environment, and the resulting acceleration of the securities’ premium amortization has negatively impacted our interest income during the year ended December 31, 2012 and may continue to do so if the market interest rates remain a historically low levels.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates, respectively. We have four cash flow hedge interest rate swaps with a $300 million notional value at December 31, 2012. During the third quarter of 2011, two of the cash flow hedge interest rate swaps with a notional amount of $200 million began to pay fixed and receive floating rates. The other two swaps totaling $100 million began to pay fixed and receive floating rates in July 2012. The floating rate leg of the each transaction is indexed to the U.S. prime rate as reported by The Wall Street Journal. Additionally, we utilize interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and caps negatively impacted our net interest income during the years ended December 31, 2012 and 2011. We expect this negative trend to continue over the next twelve-month period due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the ailing economy. See Note 14 to the consolidated financial statements for further details on our derivative transactions.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2012 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2013	2014	2015	2016	2017	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.33%	$463,022	$—	$—	$—	$—	$—	$463,022	$463,022
Investment securities held to maturity	3.72	346,157	139,184	108,652	79,379	74,899	851,436	1,599,707	1,657,950
Investment securities available for sale	2.24	174,423	85,225	66,641	48,959	42,342	390,226	807,816	807,816
Trading securities	8.00	—	—	—	—	—	22,157	22,157	22,157
Loans held for sale, at fair value	3.20	120,230	—	—	—	—	—	120,230	120,230
Loans	4.77	4,765,285	1,562,961	1,225,049	977,893	786,533	1,705,078	11,022,799	11,038,942

Total interest sensitive assets	4.35%	$5,869,117	$1,787,370	$1,400,342	$1,106,231	$903,774	$2,968,897	$14,035,731	$14,110,117

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.22%	$1,746,478	$675,510	$675,510	$1,097,951	$250,437	$751,313	$5,197,199	$5,197,199
Time	1.42	1,364,989	487,977	203,379	178,170	246,846	27,405	2,508,766	2,563,726
Short-term borrowings	0.26	154,323	—	—	—	—	—	154,323	154,323
Long-term borrowings	3.96	26,000	—	400,000	364,500	1,005,000	901,799	2,697,299	3,100,273
Junior subordinated debentures	7.20	—	—	—	—	—	188,522	188,522	188,371

Total interest sensitive liabilities	1.56%	$3,291,790	$1,163,487	$1,278,889	$1,640,621	$1,502,283	$1,869,039	$10,746,109	$11,203,892

Interest sensitivity gap		$2,577,327	$623,883	$121,453	$(534,390)	$(598,509)	$1,099,858	$3,289,622	$2,906,225

Ratio of interest sensitive assets to interest sensitive liabilities		1.78:1	1.54:1	1.09:1	0.67:1	0.60:1	1.59:1	1.31:1	1.26:1

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2012 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, we used prepayment and decay rates to estimate deposit runoff.

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

The total gap re-pricing within one year as of December 31, 2012 was a positive $2.6 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.78:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2012 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2011. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2012. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2012 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at December 31, 2012.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid ), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.9 billion, representing 13.4 percent of earning assets, at December 31, 2012 and $1.2 billion, representing 9.8 percent of earning assets, at December 31, 2011. The increase in liquid assets in 2012 is largely due to increases in interest bearing deposits with banks and investment securities available for sale during 2012. Of the $1.9 billion of liquid assets at December 31, 2012, approximately $371 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $390.4 million in principal from securities in the total investment portfolio during 2013 due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2012) are projected to be approximately $4.0 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $9.9 billion and $8.6 billion for the years ended December 31, 2012 and 2011, respectively, representing 70.3 percent and

67.0 percent of average earning assets at December 31, 2012 and 2011, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2012:

2012
(in thousands)
Less than three months	$274,415
Three to six months	113,067
Six to twelve months	284,813
More than twelve months	537,749

Total	$1,210,044

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2012, our borrowing capacity under the Fed’s discount window was approximately $1.0 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”). Our short-term borrowings decreased $58.5 million to $154.3 million at December 31, 2012 as compared to $212.8 million at December 31, 2011 mainly due to lower repo balances. At December 31, 2012 and 2011, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$169,662	$177,232	$184,021
Maximum outstanding at any month-end during the period	189,359	212,849	186,633
Balance outstanding at end of period	154,323	212,849	183,295
Weighted average interest rate during the period	0.45%	0.45%	0.72%
Weighted average interest rate at the end of the period	0.26	0.25	0.47

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as potential borrowed funds from outside sources. In the event Valley would exercise the right to defer payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities, Valley would be unable to pay dividends on its common stock until the deferred payments are made.

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

As of December 31, 2012, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), corporate bonds (most of which were purchased prior to the 2008 financial crisis) primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae.

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

Investment securities at December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
	(in thousands)
Held to maturity
U.S. Treasury securities	$99,869	$100,018	$100,161
Obligations of states and political subdivisions	506,473	433,284	387,280
Residential mortgage-backed securities	813,647	1,180,104	1,114,469
Trust preferred securities	127,505	193,312	269,368
Corporate and other debt securities	52,213	52,198	52,715

Total investment securities held to maturity (amortized cost)	$1,599,707	$1,958,916	$1,923,993

Available for sale
U.S. Treasury securities	$97,625	$—	$163,810
U.S. government agency securities	45,762	90,748	88,800
Obligations of states and political subdivisions	16,627	20,214	29,462
Residential mortgage-backed securities	510,154	310,137	610,358
Trust preferred securities	57,432	70,424	49,027
Corporate and other debt securities	30,708	33,044	45,967

Total debt securities	758,308	524,567	987,424
Equity securities	49,508	41,953	47,808

Total investment securities available for sale (fair value)	$807,816	$566,520	$1,035,232

Trading
Trust preferred securities	$22,157	$21,938	$31,894

Total trading securities (fair value)	$22,157	$21,938	$31,894

Total investment securities	$2,429,680	$2,547,374	$2,991,119

As of December 31, 2012, total investments declined $117.7 million or 4.6 percent as compared to 2011, mainly due to higher levels of liquid overnight funds held at December 31, 2012. As of December 31, 2012, our investment securities classified as available for sale increased $241.3 million to $807.8 million as compared to December 31, 2011. This increase was mainly due to reinvestments of the held to maturity residential mortgage-backed principal prepayments in certain available for sale residential mortgage-backed securities issued by Ginnie Mae (fully guaranteed by the U.S. Government), totaling $266.8 million, as well purchases of $97.6 million of U.S Treasury securities.

At December 31, 2012, we had $813.6 million and $510.2 million of residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively. Approximately 97 percent and 75 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The residential mortgage-backed securities also include $1.7 million and $47.6 million of private label mortgage-backed securities classified as held to maturity and available for sale, respectively, at December 31, 2012. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2012 was issued by either Freddie Mac or Fannie Mae.

Our trading securities portfolio consisted of three single-issuer bank trust preferred securities at December 31, 2012 and 2011, respectively. During 2011, one trading security was called for early redemption. There was no other trading activity in the portfolio during 2012.

The following table presents the maturity distribution schedule (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2012:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity
U.S. Treasury securities	$—	—%	$—	—%	$66,934	3.28%	$32,935	3.71%	$99,869	3.42%
Obligations of states and political subdivisions (3).	113,865	1.50	13,392	5.24	157,835	5.06	221,381	4.84	506,473	4.17
Residential mortgage-backed securities (4)	—	—	—	—	6,224	4.63	807,423	2.67	813,647	2.68
Trust preferred securities	—	—	—	—	—	—	127,505	7.50	127,505	7.50
Corporate and other debt securities	25	2.98	28,205	5.86	15,000	8.50	8,983	7.39	52,213	6.88

Total .	$113,890	1.50%	$41,597	5.66%	$245,993	4.78%	$1,198,227	3.65%	$1,599,707	3.72%

Available for sale
U.S. Treasury securities	$—	—%	$—	—%	$49,453	1.61%	$48,172	2.81%	$97,625	2.20%
U.S. government agency securities	—	—	—	—	13,621	1.94	32,141	2.27	45,762	2.17
Obligations of states and political subdivisions (3)	865	5.83	5,295	1.63	10,467	2.44	—	—	16,627	2.36
Residential mortgage-backed securities (4)	67	5.26	7,074	4.27	30,308	4.68	472,705	2.56	510,154	2.71
Trust preferred securities	—	—	—	—	—	—	57,432	0.44	57,432	0.44
Corporate and other debt securities	—	—	951	2.64	23,813	4.36	5,944	7.87	30,708	4.98

Total (5)	$932	5.79%	$13,320	3.10%	$127,662	2.95%	$616,394	2.42%	$758,308	2.52%

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2012:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,012,090	$47,389	$(492)	$1,058,987
AA Rated	282,970	17,667	(57)	300,580
A Rated	26,495	904	(4)	27,395
BBB Rated	77,694	6,610	(182)	84,122
Non-investment grade	29,319	949	(424)	29,844
Not rated	171,139	54	(14,171)	157,022

Total investment securities held to maturity	$1,599,707	$73,573	$(15,330)	$1,657,950

Available for sale investment grades:*
AAA Rated	$602,110	$7,856	$(3,474)	$606,492
AA Rated	9,531	1,094	—	10,625
A Rated	25,360	1,402	(4,086)	22,676
BBB Rated	50,952	857	(1,863)	49,946
Non-investment grade	54,056	2,165	(4,772)	51,449
Not rated	71,465	447	(5,284)	66,628

Total investment securities available for sale	$813,474	$13,821	$(19,479)	$807,816

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes investments not rated by the rating agencies with amortized costs and unrealized losses totaling $171.1 million and $14.2 million, respectively, at December 31, 2012. The unrealized losses for this category almost entirely relate to 5 single-issuer bank trust preferred security issuances with a combined amortized cost of $47.9 million. All single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2012, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $54.1 million and $51.5 million, respectively, at December 31, 2012. The $4.8 million in unrealized losses for this category are largely related to 3 private label mortgage-backed securities (including 1 security with additional estimated credit impairment losses during both the second and third quarters of 2012) and 2 pooled trust preferred securities found to be other-than-temporarily impaired prior to 2012. The available for sale portfolio also includes investments not rated by the rating agencies with aggregate fair values and unrealized losses of $66.6 million and $5.3 million, respectively, at December 31, 2012. The unrealized losses for this category are mostly attributable to previously impaired trust preferred securities issued by one bank holding company that required an additional estimated credit loss to be recognized in earnings during the third quarter of 2012. See the “Other-than-Temporarily Impaired Securities” section below and Note 4 to the consolidated financial statements for further details.

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

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(in thousands)
Held to maturity
Trust preferred securities	$—	$18,314	$—
Available for sale
Residential mortgage-backed securities	722	829	2,265
Trust preferred securities	4,525	825	2,377

Net impairment losses on securities recognized in earnings	$5,247	$19,968	$4,642

Impaired Trust Preferred Securities. In 2011, Valley recognized credit impairment charges totaling $18.3 million related to the trust preferred securities of two issuances by one bank holding company, which were classified as held to maturity and subsequently transferred to the available for sale portfolio. In 2012, Valley recognized additional estimated credit losses of $4.5 million on these securities due to further credit deterioration in the financial condition of the issuer. See the “Other-Than-Temporarily Impaired Analysis” section in Note 4 the consolidated financial statements for further details.

The other-than-temporary impairment charges on trust preferred securities classified as available for sale reported in the table above for the years ended December 31, 2011 and 2010 all relate to two pooled trust preferred securities with a combined amortized cost and fair value of $5.4 million and $3.6 million, respectively, at December 31, 2012, after recognition of all credit impairments. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments.Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities.

All of the impaired trust preferred securities discussed above were not accruing interest as of December 31, 2012 and 2011. As disclosed in Note 1 to the consolidated financial statements, Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Impaired Residential Mortgage-Backed Securities. During 2012, Valley recognized net impairment losses of $722 thousand on residential mortgage-backed securities in earnings due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. Of the six impaired securities, one and five of the securities were responsible for the total other-than-temporary impairment losses on residential mortgage-backed securities available for sale during 2011 and 2010, respectively, as shown in the table above. At December 31, 2012, Valley’s impaired private label mortgage-backed securities had a combined amortized cost of $31.7 million and fair value of $31.4 million, respectively. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations. See the “Other-Than-Temporary Impairment Analysis” section above for further details regarding the impairment analysis of residential mortgage-backed securities.

Loan Portfolio

The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,084,826	$1,878,387	$1,825,066	$1,801,251	$1,965,372
Commercial real estate:
Commercial real estate	4,417,709	3,574,089	3,378,252	3,500,419	3,324,082
Construction	425,444	411,003	428,232	440,046	510,519

Total commercial real estate	4,843,153	3,985,092	3,806,484	3,940,465	3,834,601

Residential mortgage	2,462,429	2,285,590	1,925,430	1,943,249	2,269,935
Consumer:
Home equity	485,458	469,604	512,745	566,303	607,700
Automobile	786,528	772,490	850,801	1,029,958	1,364,343
Other consumer	179,731	136,634	88,614	88,845	101,739

Total consumer loans	1,451,717	1,378,728	1,452,160	1,685,106	2,073,782

Total non-covered loans	10,842,125	9,527,797	9,009,140	9,370,071	10,143,690

Covered loans (1)	180,674	271,844	356,655	—	—

Total loans (2)	$11,022,799	$9,799,641	$9,365,795	$9,370,071	$10,143,690

As a percent of total loans:
Commercial and industrial	19.0%	19.2%	19.5%	19.2%	19.4%
Commercial real estate	43.9	40.6	40.6	42.1	37.8
Residential mortgage	22.3	23.3	20.6	20.7	22.4
Consumer loans	13.2	14.1	15.5	18.0	20.4
Covered loans	1.6	2.8	3.8	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)

Total loans are net of unearned discounts and deferred loan fees totaling $3.4 million, $7.5 million, $9.3 million, $8.7 million, and $4.8 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

Purchased credit-impaired (PCI) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2012, our non-covered loan portfolio included $987.0 million of PCI loans acquired from State Bancorp and purchased from another financial institution during the first quarter of 2012. See further details regarding these transactions and the non-covered PCI loans at Notes 2 and 5 to the consolidated financial statements and our MD&A discussion below.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $1.2 billion from December 31, 2011 largely as a result of the aforementioned PCI loans acquired during the first quarter of 2012. Valley also experienced organic loan growth in non-PCI commercial real estate, residential mortgage, and other consumer loan portfolios during 2012 as compared 2011.

Commercial and industrial loans (excluding the elimination of a $37.0 million short-term loan to State Bancorp in our purchase accounting) increased $243.4 million to $2.1 billion at December 31, 2012 as compared to 2011, primarily due to $252.1 million of PCI loans acquired in 2012, partially offset by full loan repayments from a few large borrowers, including loans which were internally criticized. During 2012, we experienced record commercial and industrial loan originations due, in part, to our expansion into the Long Island, New York market through our first quarter acquisition and an uptick in demand within the New Jersey markets in the latter part of the year. However, the continued impact of strong market competition for both new and existing quality credits in the low interest rate environment, including more focus on middle market customers by some of our larger competitors, as well as some classified loan payoffs impeded our ability to achieve significant loan growth in this category. Additionally, many of our stronger borrowers continued to use their liquidity to prepay loans or reduce their lines of credit rather than earn nominal interest on their excess funds in the current low interest rate environment.Although we are encouraged by several pockets of improving loan demand, particularly in the fourth quarter of 2012, and the new market opportunities in New York City which we have dedicated considerable resources to competing for, including the opening of our One Penn Plaza offices in Manhattan during the latter part of 2012 , we believe the current difficult lending conditions may continue to challenge our ability to achieve significant loan growth in this category in 2013 and into the foreseeable future.

Commercial real estate loans (excluding construction loans) increased $843.6 million from December 31, 2011 primarily due to $645.6 million of acquired PCI loans in 2012. The remaining $198.0 million increase was largely due to our strong business emphasis on co-op and multifamily loan lending in the New York Metro area, as well as increased new loan demand across a broad range of borrowers in our primary markets. Our construction loans increased only $14.4 million from December 31, 2011 despite the acquisition of $25.6 million of PCI loans due to continued paydowns and tepid loan demand caused by the current state of the U.S. economy. However, we are somewhat encouraged by the gradual improvements in new home sales and continued declines in the existing home inventory reported during the latter half of 2012, as well as the government’s focus on reducing the unemployment levels during 2013 and beyond. These factors, and others, should help stimulate some growth in the construction portfolio and help expand growth seen in our non-PCI commercial real estate portfolio during 2012 into 2013.

Residential mortgage loans increased $176.8 million from December 31, 2011 mostly due to solid organic growth seen from the continued success of our low fixed-price refinance programs, partially offset by our decision to either hold for sale or sell most of our new and refinanced loans during the second half of 2012. Our new and refinanced residential mortgage loan originations of $2.0 billion during the year ended December 31, 2012 increased 70 percent as compared to $1.2 million in 2011. The increased volume is largely the result of the historically low interest rate environment, the success of our low-fixed price residential mortgage refinance programs and our strong emphasis in the New York Metro area supported by our expanded network of full service branches in the New York boroughs and Long Island after the acquisition of State Bancorp on January 1, 2012. Widening loan spreads and the current Federal Reserve monetary policies contributed to increased loan sales into the secondary market during the second half of 2012 as we attempt to maximize mortgage banking revenues within non-interest income, while the low level of market interest rates continues to apply pressure to our net interest income and margin. As a result, Valley sold approximately $961.0 million of residential mortgages during the year ended December 31, 2012 (of which 80 percent were sold during the last six months of 2012) as compared to $358.8 million loans sold in 2011. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. We do not expect declines in the residential mortgage loan portfolio during the first quarter of 2013. However, we do intend to continue an “originate and sell” model for a large portion of our mortgage loan originations during 2013 assuming that market conditions do not adversely change. During the early part of the first quarter of 2013, mortgage application volume continues to be very strong.

Total consumer loans increased $73.0 million from December 31, 2011 due, in part, to acquired PCI loans and an increase in other consumer loans, partially offset by paydowns of Valley originated loans in both the automobile and home equity loan portfolios. Other consumer loans increased $42.8 million in 2012 to $179.7 million at December 31, 2012 as compared to 2011 mainly due to an increased volume and higher usage of collateralized personal lines of credit by certain customers. Home equity loans only increased $15.9 million in 2012 as compared to 2011 despite the acquisition of $46.6 million in acquired PCI loans, as loan origination volumes continued to be outpaced by normal loan payments and prepayments during 2012 due to, among other factors, many borrowers electing to rollover loan balances into refinanced first residential mortgages, high unemployment levels, as well as our strict underwriting standards. Automobile loans only increased $14.0 million from December 31, 2011 mostly due to $19.0 million in purchased loans during the second half of 2012. Excluding such purchases, a high volume of automobile loan payoffs outpaced fairly strong auto loan originations for most of 2012. From time to time, the Bank purchases automobile loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased automobile loans are selected using Valley’s normal underwriting criteria at the time of purchase. We believe that the current industry outlook for 2013 auto sales is positive. However, strong competition for credits meeting our strict underwriting standards and unemployment may restrict the perceived benefits of such sale projections to Valley during 2013.

Despite the overall loan growth in 2012, we may not experience significant organic loan growth in many of our loan categories during the first quarter of 2013 and beyond due to a slow economic recovery, elevated unemployment levels, increased competition for new and existing borrowers, our high level of residential mortgage loans originated for sale or a change in current asset/liability management strategies. Additionally, an unexpected increase in market interest rates (particularly on residential mortgage loans) could impact our ability to generate the same volume of new loans.

Much of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of smaller auto and residential mortgage loan portfolios derived mainly from the neighboring state of Pennsylvania, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. The impact of the slow economic recovery, sustained elevated unemployment levels in our region during 2012, and low interest rate environment has limited the number of new quality loan opportunities in our primary markets and impacted the performance of our loan portfolio (see the “Non-performing Assets” section below). We can provide no assurance that our markets will not deteriorate beyond their current levels in the future and cause an increase in the credit risk of our loan portfolio.

The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our non-covered loan portfolio as of December 31, 2012:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial - fixed-rate	$609,894	$283,949	$29,683	$923,526
Commercial and industrial - adjustable-rate	797,639	371,357	38,821	1,207,817
Construction - fixed-rate	39,128	83,564	—	122,692
Construction - adjustable-rate	97,164	207,512	—	304,676

	$1,543,825	$946,382	$68,504	$2,558,711

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

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans for which the Bank will share losses with the FDIC which totaled $987.0 million and $180.7 million, respectively, at December 31, 2012. Our covered loans, consisting primarily of commercial real estate loans and commercial and industrial loans, were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. As required by U.S. GAAP, all of our PCI loans are accounted under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows. For PCI loan pools accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represent the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of the undiscounted cash flows expected at the acquisition date over the carrying amount (fair value) of the PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of PCI loans and could change the amount of interest income, and possibly principal, expected to be collected. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.

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

At the time of acquisition, the estimated cash flows on our PCI loans were derived based on observable market information, as well as Valley’s own specific assumptions regarding each loan. Valley performed credit due diligence on the majority of the loans acquired in 2012 and the FDIC-assisted transactions. In addition, Valley engaged a third party to perform credit valuations and expected cash flow forecasts on the acquired loans. The initial expected cash flows for PCI loans were prepared on a loan-level basis utilizing the assumptions developed by Valley in conjunction with the third party. The individual loan-level cash flow assumptions were then aggregated on the basis of pools of loans with similar risk characteristics. Thereafter, on a quarterly basis, Valley analyzes the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. In re-forecasting future estimated cash flows, Valley will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which Valley does not reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the years ended December 31, 2012 and 2011.

	2012		2011
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$—	$—	$—	$—
Acquisitions	1,205,676	186,198	—	—
Accretion	59,449	(59,449)	—	—
Payments received	(278,135)	—	—	—

Balance, end of the period	$986,990	$126,749	$—	$—

Covered loans, net:
Balance, beginning of the period	$258,316	$66,724	$350,277	$101,052
Accretion	24,164	(24,164)	40,345	(40,345)
Payments received	(104,275)	—	(108,157)	—
Net increase in expected cash flows	—	—	—	6,017
Transfers to other real estate owned	(7,023)	—	(2,639)	—
Provision for losses on covered loans	—	—	(21,510)	—

Balance, end of the period	$171,182	$42,560	$258,316	$66,724

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $9.5 million and $13.5 million at December 31, 2012 and 2011, respectively. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During 2011 certain pools of covered loans experienced decreases in their expected cash flows based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During 2011 and 2010, we recorded provision for losses on covered loans totaling $21.5 million and $6.4 million, respectively, as a component of our provision of credit losses in the consolidated statement of income. The provision for losses on covered loans was partially offset by increases in our FDIC loss-share receivable of $19.5 million and $5.1 million for 2011 and 2010, respectively, for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements (see table in the next section below). This increase in FDIC loss-share receivable is recorded as a component of non-interest income on the consolidated financial statements.

Although we recognized credit impairment for certain pools in 2011 and 2010, on an aggregate basis the acquired pools of covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. We reduced the FDIC loss-share receivable by $7.8 million during 2012 due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable.

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

The following table presents changes in the FDIC loss-share receivable for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Balance, beginning of the period	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	325	582
Effect of additional cash flows on covered loans (prospective recognition)	(7,767)	(10,592)
Increase due to impairment on covered loans	—	19,520
Other reimbursable expenses	5,467	3,893
Reimbursements from the FDIC	(21,934)	(28,372)
Other	(5,485)	—

Balance, end of the period	$44,996	$74,390

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $7.5 million for the year ended December 31, 2012 and $13.4 million and $6.3 million increases for the years ended December 31, 2011 and 2010, respectively. The 2012 reduction in non-interest income mostly related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which have expired.

See Notes 2 and 5 to the consolidated financial statements for further details on our covered loans, FDIC loss-share receivable, and the FDIC-assisted transactions.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), and other repossessed assets which consist of four aircraft and several automobiles at December 31, 2012. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets at December 31, 2012, but has increased significantly since 2008 as shown in the table below. For details regarding performing and non-performing PCI loans, see the “Credit quality indicators” section in Note 5 to the consolidated financial statements.

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

The following tables set forth by loan category, accruing past due and non-performing assets on non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Accruing past due loans (1)
30 to 89 days past due
Commercial and industrial	$3,578	$4,347	$13,852	$11,949	$13,299
Commercial real estate	13,245	13,115	14,563	4,539	5,005
Construction	6,685	2,652	2,804	1,834	5,456
Residential mortgage	18,951	8,496	12,682	12,462	12,189
Consumer	7,227	8,975	14,638	22,835	23,275

Total 30 to 89 days past due	49,686	37,585	58,539	53,619	59,224

90 or more days past due
Commercial and industrial	$283	$657	$12	$2,191	$864
Commercial real estate	2,950	422	—	250	4,257
Construction	2,575	1,823	196	—	3,156
Residential mortgage	2,356	763	1,556	1,421	5,323
Consumer	501	351	723	1,263	1,957

Total 90 or more days past due	8,665	4,016	2,487	5,125	15,557

Total accruing past due loans	$58,351	$41,601	$61,026	$58,744	$74,781

Non-accrual loans(1)
Commercial and industrial	$22,424	$26,648	$13,721	$17,424	$10,511
Commercial real estate	58,625	42,186	32,981	29,844	14,895
Construction	14,805	19,874	27,312	19,905	877
Residential mortgage	32,623	31,646	28,494	22,922	6,195
Consumer	3,331	3,910	2,547	1,869	595

Total non-accrual loans	131,808	124,264	105,055	91,964	33,073

Other real estate owned (OREO)(2)	15,612	15,227	10,498	3,869	8,278
Other repossessed assets	7,805	796	1,707	2,565	4,317
Non-accrual debt securities(3)	40,303	27,151	—	—	—

Total non-performing assets (NPAs)	$195,528	$167,438	$117,260	$98,398	$45,668

Performing troubled debt restructured loans	$105,446	$100,992	$89,696	$19,072	$7,628
Total non-accrual loans as a % of loans	1.20%	1.27%	1.12%	0.98%	0.33%
Total NPAs as a % of loans and NPAs	1.74	1.68	1.24	1.04	0.45
Total accruing past due and non-accrual loans as a % of loans	1.73	1.69	1.77	1.61	1.06
Allowance for losses on non-covered loans as a % of non-accrual loans	91.58	96.79	112.63	110.90	281.93

(1)	Past due loans and non-accrual loans exclude loans that were acquired as part of the FDIC-assisted transactions. These loans are accounted for on a pool basis.
(2)

This table excludes OREO properties related to the FDIC-assisted transactions totaling $8.9 million, $6.4 million and $7.8 million at December 31, 2012, 2011 and 2010, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)

Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of unrealized losses totaling $6.9 million and $24.6 million at December 31, 2012 and 2011, respectively, after recognition of all credit impairments.

Total NPAs increased $28.1 million to $195.5 million at December 31, 2012 compared to $167.4 million at December 31, 2011. The increase was mostly due to $7.5 million increase in non-accrual loans, primarily within the commercial real estate loan category mainly caused by a few large impaired borrowing relationships, and a $13.2 million increase in the estimated fair value of non-accrual debt securities (consisting of other-than-temporarily impaired trust preferred securities classified as available for sale). The increase in the carrying value of non-accrual debt securities from 2011 was entirely due to a decrease in the unrealized losses (or non-credit impairment) on such securities. There was no change in the number of debt securities on non-accrual status during 2012 (see additional information at the “Investment Securities Portfolio” section of this MD&A). Approximately 80 percent of the total non-accrual loans are comprised of commercial real estate, construction and residential mortgage loans. Although loan charge-offs related to commercial real estate and residential mortgage loan categories increased in 2012, Valley continues to have very low loss rates on such loans due to its conservative underwriting standards, including conservative loan to value ratios.

Loans past due 30 to 89 days increased $12.1 million to $49.7 million at December 31, 2012 compared to $37.6 million at December 31, 2011 mainly due to higher delinquencies within residential mortgage loans. Within this past due category, residential mortgage loans increased $10.5 million to $19.0 million at December 31, 2012. Valley believes the mortgage loans in this past due category are mostly well secured, in the process of collection and do not represent a material negative trend within the residential mortgage portfolio. To date, a nominal amount of such loans have been identified as having borrowers with potential credit problems related to the negative impact of Hurricane Sandy. However, there can be no assurance that Valley has identified all of its loans that may be impacted by the storm or the on-going weak employment and economic conditions.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans increased $4.7 million to $8.7 million at December 31, 2012 compared to $4.0 million one year ago primarily due to matured loans in the normal process of renewal within the commercial real estate and construction portfolios totaling $2.9 million and $2.5 million, respectively, at December 31, 2012.All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $7.5 million to $131.8 million at December 31, 2012 as compared to $124.3 million at December 31, 2011. The year over year increase was mainly due to the increase in the commercial real estate category which was impacted by two additional large loans totaling $6.9 million at December 31, 2012. Non-accrual commercial and industrial loans decreased by $4.2 million from December 31, 2011, however, the category was positively impacted by the migration of 3 non-accrual commercial loans secured by aircraft to other repossessed assets during 2012, which had a combined total of $10.0 million at December 31, 2011.At December 31, 2012, our non-accrual loans also included performing residential mortgage and home equity loans totaling $3.0 million, which were classified as non-accrual loans due to the OCC regulatory guidance issued during the third quarter of 2012. The new OCC guidance requires us to place on non-accrual status performing residential mortgage and consumer loans where the borrower’s obligation to us has been restructured in bankruptcy. Additionally, these performing restructured loans must be written down to their collateral values through a charge to the allowance for loan losses and classified as collateral dependent impaired loans. The charge-offs resulting from the new guidance was immaterial during the second half of 2012.

Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $206.7 million at December 31, 2012 and had $31.0 million in related specific reserves included in our total allowance for loan losses.

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $7.2 million, $6.9 million, and $7.9 million for the years ended December 31, 2012, 2011, and 2010, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $590 thousand and $1.6 million (including $194 thousand and $1.1 million in interest income on impaired loans) for the years ended December 31, 2012 and 2011, respectively. Interest income recognized on a cash basis for loans classified as non-accrual for the year ended December 31, 2010 was immaterial.

OREO (which consists of 31 commercial and residential properties) and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled $23.4 million at December 31, 2012 as compared to $16.0 million at December 31, 2011. Loan foreclosure transfers to OREO during 2012 consisting of 8 residential and 13 commercial real estate properties, respectively, totaled $7.3 million. These transfers resulted in partial loan charge-offs totaling $3.5 million to our allowance of loan losses during 2012. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios. These portfolios totaling over 24,750 individual loans had only 292 loans past due 30 days or more at December 31, 2012. The $7.0 million increase in other repossessed assets was due to the transfer of three aircraft at their estimated fair values (less selling costs) of $7.6 million that collateralized two non-accrual commercial loans during the first half of 2012.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $105.4 million at December 31, 2012 and consisted of 88 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 60 loans totaling $101.0 million at December 31, 2011. On an aggregate basis, the $105.4 million in performing TDRs at December 31, 2012 had a modified weighted average interest rate of approximately 4.80 percent as compared to a pre-modification weighted average interest rate of 5.52 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.

Potential Problem Loans

Although we believe that substantially all risk elements at December 31, 2012 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $165.9 million and $105.6 million in potential problem loans at December 31, 2012 and 2011, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2012, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2012.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $131.8 million of covered loans; represent approximately 72 percent of total loans at December 31, 2012. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical and credit risk if there was a further significant broad-based deterioration in economic conditions within the region.

Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence and counties contiguous thereto (including Pennsylvania). We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies that are based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2012 was 54 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 773. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are primarily originated in several other states. Due to the level of our underwriting standards applied to all loans, management believes the out of state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

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

The allowance for loan losses consists of five elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, if applicable (iii) reserves for other loans based on historical loss factors, (iv) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (v) an allowance for impaired purchased credit-impaired (PCI) loans subsequent to their acquisition date.

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2012, a $31.0 million specific valuation allowance was included in the allowance for credit losses related to $206.7 million in impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Average loans outstanding	$11,238,269	$9,608,480	$9,474,994	$9,705,909	$9,386,987

Beginning balance—Allowance for credit losses	$136,185	$126,504	$103,655	$94,738	$74,935

Loans charged-off:
Commercial and industrial	(16,103)	(29,229)	(15,475)	(16,981)	(6,760)
Commercial real estate	(9,596)	(6,305)	(1,823)	(3,110)	(500)
Construction	(2,092)	(4,053)	(1,738)	(1,197)	—
Residential mortgage	(3,518)	(3,222)	(3,741)	(3,488)	(501)
Consumer	(5,339)	(5,906)	(10,882)	(17,689)	(14,902)

	(36,648)	(48,715)	(33,659)	(42,465)	(22,663)

Charged-off loans recovered:
Commercial and industrial	4,475	2,365	4,121	449	627
Commercial real estate	222	134	156	75	6
Construction	50	197	—	—	—
Residential mortgage	701	129	97	36	—
Consumer	1,958	2,236	2,678	2,830	2,141

	7,406	5,061	7,052	3,390	2,774

Net charge-offs (1)	(29,242)	(43,654)	(26,607)	(39,075)	(19,889)
Provision charged for credit losses	25,552	53,335	49,456	47,992	28,282
Additions from acquisitions	—	—	—	—	11,410

Ending balance—Allowance for credit losses	$132,495	$136,185	$126,504	$103,655	$94,738

Components of allowance for credit losses:
Allowance for non-covered loans	$120,708	$120,274	$118,326	$101,990	$93,244
Allowance for covered loans	9,492	13,528	6,378	—	—

Allowance for loan losses	130,200	133,802	124,704	101,990	93,244

Allowance for unfunded letters of credit	2,295	2,383	1,800	1,665	1,494

Allowance for credit losses	$132,495	$136,185	$126,504	$103,655	$94,738

Components of provision for credit losses:
Provision for losses on non-covered loans	$25,640	$31,242	$42,943	$47,821	$29,059
Provision for losses on covered loans	—	21,510	6,378	—	—

Provision for loan losses	25,640	52,752	49,321	47,821	29,059

Provision for unfunded letters of credit	(88)	583	135	171	(777)

Provision for credit losses	$25,552	$53,335	$49,456	$47,992	$28,282

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.22%	0.30%	0.28%	0.40%	0.21%
Ratio of net charge-offs during the period to average loans outstanding	0.26	0.45	0.28	0.40	0.21
Allowance for non-covered loan losses as a % of non-covered loans	1.11	1.26	1.31	1.09	0.92
Allowance for credit losses as a % of total loans	1.20	1.39	1.35	1.11	0.93

(1)	Includes covered loans charge-offs totaling $4.0 million and $14.4 million during 2012 and 2011, respectively. There were no charge-offs of covered loans during 2010.

Net charge-offs have remained relatively low in the last five years as compared to most of our peers despite the 2008 economic recession and the economy’s slow paced recovery since 2010. During this five-year period, our net charge-offs were at a high of 0.45 percent of average loans during 2011 and a low of 0.21 percent in 2008. During 2012, our net charge-offs decreased $14.4 million to $29.2 million as compared to 2011 mainly due to a $10.4 million decline in charge-offs on impaired covered loans during 2012 (included primarily in the commercial and industrial loan category in the table above). The charge-offs on impaired covered loans are substantially covered by loss-sharing agreements with the FDIC. Despite the improving economy, there can be no assurance that our levels of net-charge-offs will improve during 2013, and not deteriorate in the future.

The provision for credit losses was $25.6 million in 2012 compared to $53.3 million in 2011. During 2012, we did not record a provision for losses on covered loans. Comparatively, we recorded a $21.5 million provision for covered loan losses related to credit impairment of the certain pools of covered loans and/or decreases in the additional cash flows expected to be collected due to changes in estimates after acquisition during 2011. The decrease of $5.6 million from 2011 in provision for non-covered loans reflects, among other factors, lower loss experience in several loan categories due, in part, to stabilization of our credit quality indicators (shown at Note 5 to the consolidated financial statements) and loan delinquencies as well as improved economic outlook.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2012		2011		2010		2009		2008
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$59,260	18.9%	$65,076	19.2%	$58,229	19.5%	$50,932	19.2%	$44,163	19.4%
Commercial real estate:
Commercial real estate	24,651	40.1	19,222	36.4	15,755	36.0	10,253	37.4	10,035	32.8
Construction	17,393	3.9	12,905	4.2	14,162	4.6	15,263	4.7	15,885	5.0
Residential mortgage	9,361	22.3	9,058	23.3	9,128	20.6	5,397	20.7	4,434	22.4
Consumer	5,542	13.2	8,677	14.1	14,499	15.5	15,480	18.0	14,318	20.4
Unallocated	6,796	—	7,719	—	8,353	—	6,330	—	5,903	—

Allowance for non-covered loans and unfunded letters of credit	123,003		122,657		120,126		103,655		94,738
Allowance for covered loans	9,492	1.6	13,528	2.8	6,378	3.8	—	—	—	—

Total allowance for credit losses	$132,495	100.0%	$136,185	100.0%	$126,504	100.0%	$103,655	100.0%	$94,738	100.0%

*	Includes the allowance for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 1.13 percent at December 31, 2012 as compared to 1.29 percent at December 31, 2011. The decrease from December 31, 2011 was largely due to non-covered PCI loans acquired from State Bancorp on January 1, 2012 and commercial real estate loans purchased from another financial institution in March 2012. The PCI loans were recorded at fair value upon acquisition based on an initial estimate of expected cash flows, including a reduction for estimated credit losses and, in the case of State Bancorp, without carryover of the loan portfolio’s historical allowance for loan losses. The PCI loans are accounted for on a pool basis and were initially recorded net of fair valuation discounts related to credit which may be used to absorb potential future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. The remaining credit discount that may be used for future losses totaled $56.2 million for non-covered PCI loans with carrying amounts of $987.0 million at December 31, 2012. Additionally, the allocated reserves for consumer loans (primarily consisting of automobile and home equity loans) declined from December 31, 2011 as loss experience and the outlook for these portfolios continued to improve throughout 2012.

Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies, including potential future deterioration related to the impact of Hurricane Sandy, at December 31, 2012. See Note 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales increased significantly during the third quarter of 2012 due to a shift in our mortgage production to an “originate and sell” model which is likely to continue into the foreseeable future due to the low level of interest rates and our successful loan origination platform. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, of which none of the loan repurchases resulted in losses. No reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2012 and 2011. See “Item 1A. Risk Factors – We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2012 and 2011, shareholders’ equity totaled approximately $1.5 billion and $1.3 billion or 9.4 percent and 8.8 percent of total assets, respectively. During 2012, total shareholders’ equity increased $247.5 million mainly due to (i) the additional capital issued in the State Bancorp acquisition totaling $208.4 million, (ii) net income of $143.6 million, (iii) an $11.5 million decrease in our accumulated other comprehensive loss, (iv) net proceeds of $8.0 million from 721 thousand shares from the reissuance of treasury stock and authorized common shares issued under our dividend reinvestment plan, partially offset by (v) cash dividends declared on common stock totaling $128.7 million. See Note 17 to the consolidated financial statements for more information regarding the changes in our accumulated other comprehensive loss during 2012.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible trust preferred securities issued by our capital trusts less disallowed intangibles and deferred tax assets, and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, Valley National Bank’s subordinated borrowings and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Valley’s Tier 1 capital position included $186.3 million and $176.3 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2012 and 2011, respectively. The net increase of $10.0 million was attributable to $20.0 million of trust preferred securities assumed in the State Bancorp acquisition, partially offset by the redemption of $10.0 million of the face value of VNB Capital Trust I trust preferred securities during the first quarter of 2012. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. See Note 12 to the consolidated financial statements for additional information.

Valley’s capital position under the current risk-based capital guidelines was $1.2 billion, or 10.9 percent of risk-weighted assets for Tier 1 capital and $1.4 billion or 12.4 percent for total risk-based capital at December 31, 2012. The comparable ratios at December 31, 2011 were 10.8 percent for Tier 1 capital and 12.6 percent for total risk-based capital. At December 31, 2012 and 2011, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.1 percent and 8.0 percent, respectively. The Bank’s ratios at December 31, 2012 were all above the minimum levels required for Valley to be considered “well capitalized”, which require Tier 1 capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Under the Dodd-Frank Act, Valley’s outstanding trust preferred securities issued by its capital trusts continue to qualify as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities that would qualify as Tier 1 capital. However, the U.S. federal banking agencies issued three notices of proposed rulemaking (NPRs) in June 2012 that would revise and/or replace the current regulatory capital rules outlined above with the Basel III final capital framework discussed in detail under the “Basel III” section in Part I Item 1 of this Annual Report. The NPRs proposed, among other rules, to revise risk-based and leverage capital requirements for all insured banks and savings associations, and top-tier savings and loan holding companies domiciled in the United States. The NPRs and the Basel III final framework require the banking institutions to meet the following minimum capital ratios: 4.5 percent Tier 1 capital to risk-weighted assets, 8.0 percent Total capital to risk-weighted assets, and a new capital measure called “Common Equity Tier 1” to risk-weighted assets of 3.5 percent.The NPRs also propose that our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts (currently allowable under the Dodd-Frank Act) be disallowed pro rata over a 3 to 10 year phase-in period of the new rules, dependent upon varying interpretations of the current proposed rules. The proposals suggested an effective date of January 1, 2013, however on November 9, 2012 the U.S. federal banking agencies announced that they do not expect any of the Basel III proposed rules to be implemented by the suggested January 2013 date. The NPRs have not been revised or made final as of the filing date of this Annual Report on Form 10-K.

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was approximately 10.96 percent and 12.16 percent for the years ended December 31, 2012 and 2011, respectively. During 2012, the retention ratio was positively impacted by higher net gains on sales of loans and lower net impairment losses on securities but declined from 2011 mostly due to net interest margin compression and higher operating costs partly due to the regulatory environment. While we expect that our rate of earnings retention to remain at acceptable levels in future periods, potential future mark to market losses on our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to approximately $0.65 and $0.66 per common share for the years ended December 31, 2012 and 2011, respectively. The Board continued the cash dividend, which remained unchanged for 2012 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Comptroller of the Currency has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

On March 23, 2012, Valley filed a shelf registration statement on Form S-3 with the SEC, which was declared effective immediately. This shelf registration statement allows Valley to periodically offer and sell in one or more offerings, individually or in any combination, an unlimited aggregate amount of Valley’s common stock and preferred stock. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several factors beyond management’s control, including potential increases to the regulatory minimum levels of capital required to be considered a well capitalized bank and the negative impact of the slow moving U.S. economic recovery. See Note 16 to the consolidated financial statements for additional information on Valley’s stock issuances and repurchase plan.

Off-Balance Sheet Arrangements

Contractual Obligations and Commitments. In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. For additional information, see Note 14 of the consolidated financial statements.

The following table summarizes the Valley’s contractual obligations and other commitments to make future payments as of December 31, 2012. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(in thousands)
Contractual obligations:
Time deposits	9	$1,378,150	$687,763	$420,249	$22,604	$2,508,766
Long-term borrowings	10	26,268	400,361	1,080,675	1,189,995	2,697,299
Junior subordinated debentures issued to capital trusts(1)	11	—	—	—	192,078	192,078
Operating leases	14	22,151	42,209	40,730	277,363	382,453
Capital expenditures		4,259	—	—	—	4,259
Other purchase obligations(2)		13,331	599	271	—	14,201

Total		$1,444,159	$1,130,932	$1,541,925	$1,682,040	$5,799,056

Other commitments:
Commitments to extend credit	14	$2,575,242	$448,249	$12,908	$89,292	$3,125,691
Standby letters of credit	14	104,241	61,748	61,956	749	228,694
Commitments to sell loans	14	100,400	—	—	—	100,400

Total		$2,779,883	$509,997	$74,864	$90,041	$3,454,785

(1)	Amounts presented consist of the contractual principal balances. Carrying values and call dates are set forth in Note 11 to the consolidated financial statements.
(2)	This category primarily consists of contractual obligations for communciation and technology costs.

Valley also has obligations under its pension benefit plans, not included in the above table, as further described in Note 12 of the consolidated financial statements.

Derivative Instruments and Hedging Activities. We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate and liquidity risks, primarily by managing the amount, sources, and duration of our assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments mainly related to certain variable-rate borrowings and fixed-rate loan assets. Valley also enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale.

See Note 14 to the consolidated financial statements for quantitative information on our derivative financial instruments and hedging activities.

Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include a $5.8 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities. See “Capital Adequacy” section above and Note 11 of the consolidated financial statements.

Results of Operations—2011 Compared to 2010

Net interest income on a tax equivalent basis increased $12.5 million to $480.9 million for 2011 compared with $468.3 million for 2010. During 2011, a 13 basis point decline in interest rates paid on average interest bearing liabilities, lower average interest bearing liabilities, and higher average loan balances positively impacted our net interest income, but were partially offset by a 22 basis point decline in the yield on average total investments and a 3 basis point decline in the yield on average loans as compared to 2010. Market interest rates on interest bearing deposits continued to trend lower in 2011 as a result of the Federal Reserve’s commitment to its monetary policy and the excess liquidity in the marketplace. Additionally, many of our higher cost time deposits continued to mature and, if renewed, re-priced at lower interest rates in 2011.

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

Service charges on deposit accounts decreased $3.1 million to $22.6 million for 2011 as compared to 2010 mainly due to a decrease in non-sufficient funds charges and overdraft protection fees. The decline in these fees reflects both better account management by our customers caused, in part, by economic uncertainty and higher savings rates, and new regulatory restrictions on overdraft charges enacted by the Federal Reserve in the third quarter of 2010.

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

Valley also recognized approximately $13.4 million and $6.3 million in non-interest income for the years ended December 31, 2011 and 2010, respectively, due to post acquisition changes in our FDIC loss-share receivable mostly caused by estimated credit losses on certain covered loan pools (which increased our FDIC-loss share receivable) during both periods.

Non-interest expense increased $18.9 million to $336.6 million for the year ended December 31, 2011 from $317.7 million for 2010. The increase in 2011 was mainly attributable to increases in other non-interest expense, professional and legal fees advertising expense, and net occupancy and equipment expense. Other non-interest expense increased $6.0 million for the year ended December 31, 2011 from $44.2 million in 2010 partly due to general increases in several items within this category and a $1.5 million increase in OREO expenses and other expenses related to assets acquired in the two FDIC-assisted transactions. Professional and legal fees increased $5.2 million during 2011 as compared to 2010 was mainly due to general increases in legal expenses related to assets acquired in the two FDIC-assisted transactions in 2010 and fees related to our acquisition of State Bancorp completed on January 1, 2012, as well as increases from other general corporate matters during 2011. Advertising expense increased $4.3 million to $8.4 million for the year ended December 31, 2011 as compared to $4.1 million in 2010 mainly due to our expanded use of television and radio ad campaigns to promote better name recognition throughout our primary markets, as well as our residential mortgage refinance programs. In addition, net occupancy and equipment expense increased $2.6 million to $64.4 million for the year ended December 31, 2011 as compared to $61.8 million for 2010 mainly due to higher seasonal maintenance and building repairs mostly, higher depreciation expense and additional expenses related to one de novo branch opened in 2011.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
	(in thousands except for share data)
Assets
Cash and due from banks	$390,078	$372,566
Interest bearing deposits with banks	463,022	6,483
Investment securities:
Held to maturity, fair value of $1,657,950 at December 31, 2012 and $2,027,197 at December 31, 2011	1,599,707	1,958,916
Available for sale	807,816	566,520
Trading securities	22,157	21,938

Total investment securities	2,429,680	2,547,374

Loans held for sale, at fair value	120,230	25,169
Non-covered loans	10,842,125	9,527,797
Covered loans	180,674	271,844
Less: Allowance for loan losses	(130,200)	(133,802)

Net loans	10,892,599	9,665,839

Premises and equipment, net	278,615	265,475
Bank owned life insurance	339,876	303,867
Accrued interest receivable	52,375	52,527
Due from customers on acceptances outstanding	3,323	5,903
FDIC loss-share receivable	44,996	74,390
Goodwill	428,234	317,962
Other intangible assets, net	31,123	20,818
Other assets	538,495	594,382

Total Assets	$16,012,646	$14,252,755

Liabilities
Deposits:
Non-interest bearing	$3,558,053	$2,781,597
Interest bearing:
Savings, NOW and money market	5,197,199	4,390,121
Time	2,508,766	2,501,384

Total deposits	11,264,018	9,673,102

Short-term borrowings	154,323	212,849
Long-term borrowings	2,697,299	2,726,099
Junior subordinated debentures issued to capital trusts (includes fair value of $147,595 at December 31, 2012 and $160,478 at December 31, 2011 for VNB Capital Trust I)	188,522	185,598
Bank acceptances outstanding	3,323	5,903
Accrued expenses and other liabilities	202,784	194,368

Total Liabilities	14,510,269	12,997,919

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 232,023,233 shares; issued 198,499,275 shares at December 31, 2012 and 178,717,806 shares at December 31, 2011	69,494	59,955
Surplus	1,390,851	1,179,135
Retained earnings	93,495	78,599
Accumulated other comprehensive loss	(50,909)	(62,441)
Treasury stock, at cost (61,004 common shares at December 31, 2012 and 34,776 common shares at December 31, 2011)	(554)	(412)

Total Shareholders’ Equity	1,502,377	1,254,836

Total Liabilities and Shareholders’ Equity	$16,012,646	$14,252,755

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$581,696	$547,365	$543,009
Interest and dividends on investment securities:
Taxable	68,698	108,129	115,593
Tax-exempt	13,157	11,273	10,366
Dividends	7,107	6,655	7,428
Interest on federal funds sold and other short-term investments	535	402	416

Total interest income	671,193	673,824	676,812

Interest Expense
Interest on deposits:
Savings, NOW and money market	20,090	19,876	19,126
Time	37,466	48,291	55,798
Interest on short-term borrowings	1,387	1,154	1,345
Interest on long-term borrowings and junior subordinated debentures	122,369	129,692	137,791

Total interest expense	181,312	199,013	214,060

Net Interest Income	489,881	474,811	462,752
Provision for credit losses	25,552	53,335	49,456

Net Interest Income After Provision for Credit Losses	464,329	421,476	413,296

Non-Interest Income
Trust and investment services	7,690	7,523	7,665
Insurance commissions	15,494	15,627	11,334
Service charges on deposit accounts	24,752	22,610	25,691
Gains on securities transactions, net	2,587	32,068	11,598
Other-than-temporary impairment losses on securities	—	(42,775)	(1,393)
Portion recognized in other comprehensive income (loss)(before taxes)	(5,247)	22,807	(3,249)

Net impairment losses on securities recognized in earnings	(5,247)	(19,968)	(4,642)
Trading gains (losses), net	2,793	2,271	(6,897)
Fees from loan servicing	4,843	4,337	4,919
Gains on sales of loans, net	46,998	10,699	12,591
(Losses) gains on sales of assets, net	(329)	426	619
Bank owned life insurance	6,855	7,380	6,166
Change in FDIC loss-share receivable	(7,459)	13,403	6,268
Other	21,969	15,921	16,015

Total non-interest income	120,946	112,297	91,327

Non-Interest Expense
Salary and employee benefits expense	199,968	176,307	176,106
Net occupancy and equipment expense	71,245	66,332	63,771
FDIC insurance assessment	14,292	12,759	13,719
Amortization of other intangible assets	9,783	9,315	7,721
Professional and legal fees	15,005	15,312	10,137
Advertising	7,103	8,373	4,052
Other	57,504	50,158	44,182

Total non-interest expense	374,900	338,556	319,688

Income Before Income Taxes	210,375	195,217	184,935
Income tax expense	66,748	62,706	54,929

Net Income	$143,627	$132,511	$130,006

Earnings Per Common Share:
Basic	$0.73	$0.74	$0.73
Diluted	0.73	0.74	0.73
Cash Dividends Declared Per Common Share	0.65	0.66	0.66
Weighted Average Number of Common Shares Outstanding:
Basic	197,354,159	178,424,883	177,568,546
Diluted	197,354,372	178,426,070	177,577,663

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$143,627	$132,511	$130,006
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale
Net gains arising during the period	5,682	1,513	12,637
Less reclassification adjustment for net gains included in net income	(1,545)	(19,674)	(7,330)

Total	4,137	(18,161)	5,307

Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	9,942	(26,656)	3,328
Less reclassification adjustment for credit impairment losses included in net income	2,449	11,633	2,741

Total	12,391	(15,023)	6,069

Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(3,351)	(14,157)	866
Less reclassification adjustment for net losses included in net income	3,760	1,780	1,142

Total	409	(12,377)	2,008

Defined benefit pension plan
Amortization of prior service cost	38	348	518
Amortization of net loss	(5,443)	(11,509)	195

Total	(5,405)	(11,161)	713

Total other comprehensive income (loss)	11,532	(56,722)	14,097

Total comprehensive income	$155,159	$75,789	$144,103

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Common Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance — December 31, 2009	177,103	$54,293	$1,178,992	$64,486	$(19,816)	$(34,207)	$1,243,748
Net income	—	—	—	130,006	—	—	130,006
Other comprehensive income, net of tax	—	—	—	—	14,097	—	14,097
Cash dividends declared on common stock	—	—	—	(116,137)	—	—	(116,137)
Effect of stock incentive plan, net	227	65	1,322	(2,603)	—	5,313	4,097
Common stock dividend declared	—	—	(110,848)	—	—	—	(110,848)
Common stock dividend paid	—	2,683	108,015	—	—	—	110,698
Common stock issued	681	—	—	(6,219)	—	14,649	8,430
Fair value of stock options granted	—	—	844	—	—	—	844

Balance — December 31, 2010	178,011	57,041	1,178,325	69,533	(5,719)	(14,245)	1,284,935
Net income	—	—	—	132,511	—	—	132,511
Other comprehensive loss, net of tax	—	—	—	—	(56,722)	—	(56,722)
Cash dividends declared on common stock	—	—	—	(117,071)	—	—	(117,071)
Effect of stock incentive plan, net	(41)	61	3,095	(396)	—	210	2,970
Common stock dividend declared	—	—	(109,675)	—	—	—	(109,675)
Common stock dividend paid	—	2,831	106,844	—	—	—	109,675
Common stock issued	713	22	546	(5,978)	—	13,623	8,213

Balance — December 31, 2011	178,683	59,955	1,179,135	78,599	(62,441)	(412)	1,254,836
Net income	—	—	—	143,627	—	—	143,627
Other comprehensive income, net of tax	—	—	—	—	11,532	—	11,532
Cash dividends declared on common stock	—	—	—	(128,661)	—	—	(128,661)
Effect of stock incentive plan, net	1,339	136	5,596	(65)	—	(1,063)	4,604
Common stock dividend declared	—	—	(108,982)	—	—	—	(108,982)
Common stock dividend paid	—	3,288	105,694	—	—	—	108,982
Common stock issued	18,416	6,115	209,408	(5)	—	921	216,439

Balance — December 31, 2012	198,438	$69,494	$1,390,851	$93,495	$(50,909)	$(554)	$1,502,377

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$143,627	$132,511	$130,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,477	16,380	15,850
Stock-based compensation	4,816	3,156	4,830
Provision for credit losses	25,552	53,335	49,456
Net amortization of premiums and accretion of discounts on securities and borrowings	21,124	11,871	12,443
Amortization of other intangible assets	9,783	9,315	7,721
Gains on securities transactions, net	(2,587)	(32,068)	(11,598)
Net impairment losses on securities recognized in earnings	5,247	19,968	4,642
Proceeds from sales of loans held for sale	999,380	366,769	385,997
Gains on sales of loans, net	(46,998)	(10,699)	(12,591)
Originations of loans held for sale	(923,182)	(322,281)	(323,710)
Losses (gains) on sales of assets, net	329	(426)	(619)
Net deferred income tax expense (benefit)	28,398	(16,111)	19,334
Net change in:
FDIC loss-share receivable (excluding reimbursements)	7,459	(13,403)	(6,268)
Trading securities	(219)	9,956	1,056
Fair value of borrowings carried at fair value	(2,574)	(1,256)	5,841
Cash surrender value of bank owned life insurance	(6,855)	(7,380)	(6,166)
Accrued interest receivable	5,446	(3,069)	93
Other assets	49,345	(34,977)	9,569
Accrued expenses and other liabilities	(13,257)	9,746	(6,872)

Net cash provided by operating activities	323,311	191,337	279,014

Cash flows from investing activities:
Net loan (originations) repayments	(203,354)	(444,207)	359,117
Loans purchased	(136,241)	(33,293)	(52,279)
Investment securities held to maturity:
Purchases	(360,614)	(683,056)	(993,407)
Maturities, calls and principal repayments	705,487	582,999	644,810
Investment securities available for sale:
Purchases	(455,601)	(473,119)	(321,318)
Sales	257,497	552,486	425,473
Maturities, calls and principal repayments	248,721	280,046	327,316
Death benefit proceeds from bank owned life insurance	1,689	8,469	5,241
Proceeds from sales of real estate property and equipment	9,337	4,864	4,601
Purchases of real estate property and equipment	(22,735)	(16,402)	(14,599)
Reimbursements from the FDIC under loss-sharing agreements	21,935	28,372	—
Cash and cash equivalents acquired in acquisitions	117,587	—	44,228

Net cash provided by (used in) investing activities	183,708	(192,841)	429,183

Cash flows from financing activities:
Net change in deposits	210,623	309,488	(837,871)
Net change in short-term borrowings	(87,526)	20,531	(36,517)
Advances of long-term borrowings	—	—	50,681
Repayments of long-term borrowings	(28,000)	(207,000)	(72,742)
Redemption of junior subordinated debentures	(10,000)	—	—
Cash dividends paid to common shareholders	(125,870)	(116,779)	(115,190)
Common stock issued, net	7,805	8,027	8,391

Net cash (used in) provided by financing activities	(32,968)	14,267	(1,003,248)

Net change in cash and cash equivalents	474,051	12,763	(295,051)
Cash and cash equivalents at beginning of year	379,049	366,286	661,337

Cash and cash equivalents at end of year	$853,100	$379,049	$366,286

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$183,120	$199,565	$217,102
Federal and state income taxes	50,111	60,186	50,636
Supplemental schedule of non-cash investing activities:
Transfer of investment securities held to maturity to available for sale	—	23,452	—
Transfer of loans to other real estate owned	14,365	10,707	9,544
Transfer of loans to loans held for sale	124,261	—	83,162
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	275,650	—	73,743
Loans	1,088,421	—	412,331
Premises and equipment, net	9,457	—	133
Accrued interest receivable	5,294	—	2,788
Goodwill	109,758	—	21,413
Other intangible assets, net	8,050	—	4,884
FDIC loss-share receivable	—	—	108,000
Other assets	72,137	—	22,558

Total non-cash assets acquired	1,568,767	—	645,850

Liabilities assumed:
Deposits	1,380,293	—	654,200
Short-term borrowings	29,000	—	12,688
Long-term borrowings	—	—	10,559
Junior subordinated debentures issued to capital trusts	15,645	—	—
Accrued expenses and other liabilities	52,998	—	12,631

Total liabilities assumed	1,477,936	—	690,078

Net non-cash assets (liabilities) acquired	$90,831	$—	$(44,228)

Net cash and cash equivalents acquired in acquisitions	$117,587	$—	$44,228
Common stock issued in acquisitions	$208,418	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

Valley National Bancorp, a New Jersey Corporation (Valley), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. The Bank also lends to borrowers outside its branch network. The Bank is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisors which are Securities and Exchange Commission (SEC) registered investment advisors;

•	title insurance agencies in both New Jersey and New York;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which owns and services general aviation aircraft loans and existing commercial equipment leases;

•	a subsidiary which specializes in health care equipment and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans and specializes in asset-based lending.

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

Basis of Presentation

The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, Valley National Bank and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 11 below for more detail. Certain prior period amounts have been reclassified to conform to the current presentation.

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

On January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank. See Note 2 for further details regarding this acquisition.

On May 25, 2012, Valley issued a five percent common stock dividend to shareholders of record on May 11, 2012. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect all stock dividends in the periods presented.

In March 2010, the Bank assumed all of the deposits, excluding brokered deposits, and acquired loans, other real estate owned (“covered loans” and “covered OREO”, together “covered assets”) and certain other assets of The Park Avenue Bank and LibertyPointe Bank, from the Federal Deposit Insurance Corporation (FDIC), as receiver (the “FDIC-assisted transactions”). See Note 2 for further details regarding these transactions.

Correction of an Immaterial Error

Our previously reported financial condition and results of operations at and for the years ended December 31, 2011 and 2010 have been revised to reflect an adjustment for the straight-line recognition of rental expense and income on operating leases with scheduled rental increases in which Valley is the lessor and lessee, respectively. The adjustment resulted in increases in accrued rent liability, deferred tax assets and net occupancy and equipment expense, as well as decreases in retained earnings, net income and earnings per common share. The effect of these revisions was immaterial to each of the interim and annual periods, including a one cent reduction in basic and diluted earnings per common share in both 2011 and 2010.

The adjustment to recognize rental expense and income on a straight-line basis affects the timing of those amounts, but does not change the total cash paid or received (or the total rental expense or income recognized) over the term of each lease.

The following table summarizes the effects of the adjustment on the amounts previously reported in the consolidated financial statements and the corrected (or “As Adjusted”) amounts presented herein for each period presented:

	As Reported	Adjustment	As Adjusted
	($ in thousands)
Consolidated Balance Sheet as of December 31, 2011
Other assets	$586,134	$8,248	$594,382
Accrued expenses and other liabilities	174,708	19,660	194,368
Retained earnings	90,011	(11,412)	78,599
Consolidated Statement of Income for the year ended December 31, 2011
Net occupancy and equipment expense	$64,364	$1,968	$66,332
Income tax expense (benefit)	63,532	(826)	62,706
Net income	133,653	(1,142)	132,511
Earnings per common share:
Basic	0.75	(0.01)	0.74
Diluted	0.75	(0.01)	0.74
Consolidated Statement of Income for the year ended December 31, 2010
Net occupancy and equipment expense	$61,765	$2,006	$63,771
Income tax expense (benefit)	55,771	(842)	54,929
Net income	131,170	(1,164)	130,006
Earnings per common share:
Basic	0.74	(0.01)	0.73
Diluted	0.74	(0.01)	0.73

The adjustment had no effect on the reported amount of net cash provided by operating activities for any period. Certain amounts disclosed in Notes 13, 15, 18, 19 and 20 have been revised to reflect the adjustment.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $39.3 million and $19.2 million at December 31, 2012 and 2011, respectively.

Investment Securities

At the time of purchase, management elects to classify investment securities into one of three categories: held to maturity, available for sale or trading. Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Investment securities to be held for indefinite periods are classified as available for sale and carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Securities that may be sold and reinvested over short durations as part of management’s asset/liability management strategies are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in non-interest income in the accompanying consolidated statements of income as a component of net trading gains (losses). Realized gains or losses on the sale of available for sale and trading securities are recognized by the specific identification method and are included in net gains (losses) on securities transactions and net trading gains (losses), respectively. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets.

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

Loans and Loan Fees

Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premium or discounts on purchased loans, except for purchased credit-impaired loans. Loan origination and commitment fees, net of related costs are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.

Loans are deemed to be past due when the contractually required principal and interest payments have not been received as they become due. Loans are placed on non-accrual status generally, when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on nonaccrual loans are generally applied against principal. A loan in which the borrowers’ obligation has not been released in bankruptcy courts may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.

Purchased Credit-Impaired Loans (Including Covered Loans)

Purchased credit-impaired (PCI) loans, which primarily include loans acquired in FDIC-assisted transactions (“covered loans”) in 2010 and in a business combination in 2012 (see Note 2), are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Beginning in 2010, Valley accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.

The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). The allowance for loan losses on covered loans (acquired through two FDIC-assisted transactions) is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC Loss-Share Receivable” below). At December 31, 2012, there was no reserve for impairment of non-covered PCI loans acquired or purchased in the first quarter of 2012 in our allowance for loan losses.

The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis the acquired pools of covered loans have performed better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. Additionally, the FDIC loss-share receivable is prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to non-interest income.

PCI loans that may have been classified as non-performing loans by an acquired bank are no longer classified as non-performing because these loans are accounted for on a pooled basis. Management’s judgment is required in classifying loans in pools as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the pool cash flows to be collected, even if certain loans within the pool are contractually past due.

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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio and off balance sheet unfunded letters of credits, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, the allowance for credit losses at both December 31, 2012 and 2011 includes reserves for impairment of covered loans subsequent to their acquisition date. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.

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

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans are individually evaluated for impairment. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the estimated current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. Residential mortgage loans and consumer loans usually consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of the loans. Loans are evaluated based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and non-performing loan status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans and commercial real estate loans, and evaluated by the Loan Review Department on a test basis. Loans with a grade that is below “Pass” grade are adversely classified. See Note 5 for details. Any change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. Loans identified as losses by management are charged-off. Commercial loans are generally assessed for full or partial charge-off to the net realizable value for collateral dependent loans when a loan is between 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. Residential loans and home equity loans are generally charged-off to net realizable value when the loan is 120 days past due. Automobile loans are fully charged-off when the loan is 120 days past due or partially charged-off to the net realizable value of collateral, if the collateral is recovered prior to such time. Unsecured consumer loans consumer loans are generally fully charged-off when the loan is 150 days past due.

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

Bank Owned Life Insurance

Valley owns bank owned life insurance (BOLI) to help offset the cost of employee benefits. BOLI is recorded at its cash surrender value. Valley’s BOLI is invested primarily in U.S. Treasury securities and residential mortgage-backed securities issued by government sponsored enterprises, and Ginnie Mae. The majority of the underlying investment portfolio is managed by one independent investment firm. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

Other Real Estate Owned

Other real estate owned (OREO), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate. OREO and other repossessed assets totaled $24.5 million and $22.4 million (including $8.9 million and $6.4 million of OREO properties related to the FDIC-assisted transactions, which are subject to the loss-sharing agreements) at December 31, 2012 and 2011, respectively.

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

The difference between the present value at acquisition date and the undiscounted cash flow expected to be collected from the FDIC is accreted into non-interest income over the life of the FDIC loss-share receivable. The FDIC loss-share receivable is reduced as loss-sharing payments are received from the FDIC for realized losses on covered loans and other real estate owned. Actual or expected losses in excess of the acquisition date estimates result in an increase in the FDIC loss-share receivable. However, a reduction in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates is recognized prospectively over the shorter of (i) the estimated life of the respective pools of covered loans or (ii) the term of the loss-sharing agreements with the FDIC. The increases and decreases to the FDIC loss-share receivable are recorded as a component of non-interest income. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. See Note 5 for further details.

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, Valley may, under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new ASU, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was less than its carrying amount. During 2012, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units, but (under the ASU) it may chose to perform the optional qualitative assessment for one or more units in future periods.

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

Other Intangible Assets

Other intangible assets primarily consist of loan servicing rights (largely generated from loan servicing retained by the Bank on residential mortgage loan originations sold in the secondary market to government sponsored enterprises), core deposits, customer lists, and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value of the asset and its carrying amount. See further details regarding loan servicing rights below.

Loan Servicing Rights

Loan servicing rights are recorded when originated mortgage loans are sold, or when purchased, with servicing rights retained. Valley initially records the loan servicing rights at fair value. Subsequently, the loan servicing rights are carried at the lower of unamortized cost or market (i.e., fair value). The fair values of the loan servicing rights are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for originated mortgage servicing rights.

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

Stock-Based Compensation

Compensation expense for stock options and restricted stock awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Under Valley’s long-term incentive compensation plans, award grantees that are eligible for retirement do not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date.

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

Valley maintains a reserve related to certain tax positions that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. See Note 13 for further analysis of Valley’s accounting for income taxes.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive (loss) income, net of deferred tax, include: (i) unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to these securities); (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the pension benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income a for all periods presented. See Note 17 for additional disclosures.

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands, except for share data)
Net income	$143,627	$132,511	$130,006

Basic weighted-average number of common shares outstanding	197,354,159	178,424,883	177,568,546
Plus: Common stock equivalents	213	1,187	9,117

Diluted weighted-average number of common shares outstanding	197,354,372	178,426,070	177,577,663

Earnings per common share:
Basic	$0.73	$0.74	$0.73
Diluted	$0.73	$0.74	$0.73

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 7.2 million, 6.8 million, and 7.3 million common shares for the years ended December 31, 2012, 2011, and 2010, respectively.

Common Stock Dividends

Cash dividends to common stockholders are payable and accrued when declared by Valley’s Board of Directors.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

Derivative Instruments and Hedging Activities

As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in future fair values or cash flows caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to manage its exposure to interest rate movements related to a service for certain customer, as well as certain mortgage banking activities consisting of customer interest rate lock commitments and forward contracts to sell residential mortgage loans. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the subsequent change in fair value of such instrument is charged directly to earnings. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

On January 1, 2012, Valley made an accounting policy election to use the exception within ASU No. 2011-04 regarding the measurement of the exposure to the counterparty credit risk. As a result, Valley calculates the credit valuation adjustments to the fair value of derivatives on a net basis by counterparty portfolio. See Note 3 for additional information.

New Authoritative Accounting Guidance

ASU No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2011-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 became effective for Valley on January 1, 2012 and did not to have a significant impact on its consolidated financial statements. See Note 3 for related disclosures.

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

ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to conduct the current two-step goodwill impairment test. Otherwise, the entity would not need to apply the two-step test. ASU No. 2011-08 was effective for annual and interim goodwill impairment tests performed by Valley during 2012. ASU No. 2011-08 did not have a significant impact on Valley’s consolidated financial statements.

ASU 2011-11, “Balance Sheet (Topic 210): “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on Valley’s consolidated financial statements.

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

ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (AOCI) on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. ASU No. 2013-02 is not expected to have a significant impact on Valley’s consolidated financial statements.

BUSINESS COMBINATIONS (Note 2)

Acquisition of State Bancorp, Inc.

On January 1, 2012, Valley acquired State Bancorp. Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 15 remain within our 44 branch network in New York and are located mostly in Long Island and Queens. The new locations complement Valley’s other New York City locations, including five branches in Queens, and provide a foundation for future expansion efforts into these attractive markets. The shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208 million. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury. The stock redemption was funded by a $37.0 million short-term loan from Valley to State Bancorp. The outstanding loan, included in Valley’s consolidated financial statements at December 31, 2011, was subsequently eliminated as of the acquisition date.

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding at December 31, 2012.

Merger expenses totaled $1.1 million for the year ended December 31, 2012, which largely related to data processing conversion charges that are included in other non-interest expense on the consolidated statements of income. For the year ended December 31, 2011, merger related expenses included professional and legal fees, salary and employee benefits expense, and other non-interest expense totaling $1.7 million, $640 thousand, and $290 thousand, respectively.

The following table sets forth assets acquired and liabilities assumed in the State Bancorp acquisition at their estimated fair values as of the closing date of the transaction:

January 1, 2012
(in thousands)
Assets acquired:
Cash and cash equivalents	$117,587
Investment securities available for sale	275,650
Loans	1,088,421
Premises and equipment	9,457
Accrued interest receivable	5,294
Goodwill	109,758
Other intangible assets	8,050
Other assets	72,137

Total assets acquired	$1,686,354

Liabilities assumed:
Deposits:
Non-interest bearing	$371,151
Savings, NOW and money market	596,599
Time	412,543

Total deposits	1,380,293

Short-term borrowings	29,000
Junior subordinated debentures issued to capital trusts	15,645
Other liabilities	52,998

Total liabilities assumed	$1,477,936

Common stock issued in acquisition	$208,418

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the fourth quarter of 2012, the estimated fair values of the acquired assets and liabilities as of the acquisition dates were adjusted as a result of additional information obtained related to the fair value of the loans acquired and deferred tax assets (included in other assets), on a combined basis, resulted in increases in goodwill, other assets and other liabilities, and a decrease in loans. The purchase accounting for the State Bancorp acquisition is complete and reflected in the table above and in our consolidated financial statements for the year ended December 31, 2012.

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

The difference between the fair value and the expected cash flows from the acquired loans will be accreted to interest income over the remaining term of the loans in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” See Note 5 for further details.

Other intangible assets.  Other intangible assets consisting of core deposit intangibles (CDI) are measures of the value of non-maturity checking, savings, NOW and money market deposits that are acquired in a business combination excluding any large relationships, for which Valley believes there is no customer related intangible asset. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI are being amortized over an estimated useful life of eleven years to approximate the existing deposit relationships acquired.

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

Junior subordinated debentures issued to capital trusts.  There is no active market for the trust preferred securities issued by State Bancorp Capital Trust I and State Bancorp Capital Trust II; therefore, the fair value of junior subordinated debentures was estimated utilizing the income approach. Under the income approach, the expected cash flows over the remaining estimated life of the debentures were discounted using Valley’s credit spread plus the three-month LIBOR (the contractual base index rate for these instruments). Valley’s credit spread was calculated based on Valley’s trust preferred securities issued by VNB Capital Trust I, which are publicly traded in an active market.

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

In the event the losses under the loss-sharing agreements fail to reach expected levels, the Bank has agreed to make a cash payment to the FDIC, on approximately the tenth anniversary following the transactions’ closings, pursuant to each loss-sharing agreement. There was no payable to the FDIC recorded at December 31, 2012 and 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2012 and 2011. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$97,625	$97,625	$—	$—
U.S. government agency securities	45,762	—	45,762	—
Obligations of states and political subdivisions	16,627	—	16,627	—
Residential mortgage-backed securities	510,154	—	478,783	31,371
Trust preferred securities	57,432	—	17,129	40,303
Corporate and other debt securities	30,708	28,444	2,264	—
Equity securities	49,508	28,608	20,900	—

Total available for sale	807,816	154,677	581,465	71,674
Trading securities	22,157	—	22,157	—
Loans held for sale (1)	120,230	—	120,230	—
Other assets (2)	7,916	—	7,916	—

Total assets	$958,119	$154,677	$731,768	$71,674

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$147,595	$147,595	$—	$—
Other liabilities (2)	26,594	—	26,594	—

Total liabilities	$174,189	$147,595	$26,594	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$65,231	$—	$—	$65,231
Loan servicing rights	16,201	—	—	16,201
Foreclosed assets	33,251	—	—	33,251

Total	$114,683	$—	$—	$114,683

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$90,748	$—	$90,748	$—
Obligations of states and political subdivisions	20,214	—	20,214	—
Residential mortgage-backed securities	310,137	—	259,977	50,160
Trust preferred securities	70,424	19,575	23,698	27,151
Corporate and other debt securities	33,044	30,604	2,440	—
Equity securities	41,953	23,506	18,447	—

Total available for sale	566,520	73,685	415,524	77,311
Trading securities	21,938	—	21,938	—
Loans held for sale (1)	25,169	—	25,169	—
Other assets (2)	5,211	—	5,211	—

Total assets	$618,838	$73,685	$467,842	$77,311

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$160,478	$160,478	$—	$—
Other liabilities (2)	21,854	—	21,854	—

Total liabilities	$182,332	$160,478	$21,854	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$66,854	$—	$—	$66,854
Loan servicing rights	9,078	—	—	9,078
Foreclosed assets	15,874	—	—	15,874

Total	$91,806	$—	$—	$91,806

(1)

Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $115.4 million and $24.3 million at December 31, 2012 and 2011, respectively.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $146.7 million and $157.0 million at December 31, 2012 and 2011, respectively.
(4)	Excludes covered loans acquired in the FDIC-assisted transactions completed in 2010 and other purchased credit-impaired loans acquired in 2012.

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011 are summarized below:

	2012		2011
		Available		Available
	Trading	For Sale	Trading	For Sale
	Securities	Securities	Securities	Securities
	(in thousands)
Balance, beginning of the period	$—	$77,311	$21,903	$138,655
Transfers into Level 3:
Residential mortgage-backed securities	—	—	—	8,798
Transfers out of Level 3:
Residential mortgage-backed securities	—	—	—	(44,771)
Trust preferred securities	—	—	(21,903)	(17,397)
Corporate and other debt securities	—	—	—	(12,914)
Equity securities	—	—	—	(9,353)
Transfers from held-to-maturity (1)	—	—	—	23,452
Total net (losses) gains for the period included in:
Net income	—	(5,247)	—	(1,654)
Other comprehensive income	—	18,482	—	765
Sales	—	(9,146)	—	—
Settlements	—	(9,726)	—	(8,270)

Balance, end of the period	$—	$71,674	$—	$77,311

Change in unrealized losses for the period included in earnings for assets held at year end (2)	$—	$(5,247)	$—	$(19,968	)(3)

(1)	Represents impaired trust preferred securities issued by one bank holding company transferred at fair value from held-to-maturity to available-for-sale at December 31, 2011.
(2)	Represents the net impairment losses on securities recognized in earnings for the period.
(3)	Includes $18.3 million related to trust preferred securities transferred from held-to-maturity at December 31, 2011.

Transfers into and out of Level 3 assets are generally made in response to a decrease or an increase, respectively, in the availability of observable market data used in the securities’ pricing obtained primarily through independent pricing services or dealer market participants. See further details regarding the valuation techniques used for the fair value measurement of the financial instruments below. During 2012 and 2011, there were no transfers of assets between Level 1 and Level 2.

There have been no changes in the valuation methodologies used at December 31, 2012 from December 31, 2011.

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

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain private label mortgage-backed securities and trust preferred securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at December 31, 2012:

Security Type	Technique	Input	Range	Average
Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	2.7 - 27.4%	15.9%
		Default rate	4.0 - 17.2	8.0
		Loss severity	40.0 - 59.4	50.9

Single issuer trust preferred securities	Discounted cash flow	Loss severity	0.0 - 100.0%	28.8%
		Market credit spreads	6.3 - 6.9	6.7
		Discount rate	6.6 - 8.7	7.8

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

Loans held for sale.  The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2012 and 2011 based on the short duration these assets were held and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts.  The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at December 31, 2012 and 2011.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2012), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2012 and 2011.

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

Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2012, non-current appraisals were discounted up to 6.1 percent based on specific market data by location and property type. During 2012, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $17.7 million and $16.9 million for the years ended December 31, 2012 and 2011, respectively. These collateral dependent impaired loans with a total recorded investment of $76.9 million and $74.3 million at December 31, 2012 and 2011, respectively, were reduced by specific valuation allowance allocations totaling $11.7 million and $7.4 million to a reported total net carrying amount of $65.2 million and $66.9 million at December 31, 2012 and 2011, respectively.

Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2012, the fair value model used prepayment speeds (stated as constant prepayment rates) from 6.0 percent up to 26.0 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. For the years ended December 31, 2012 and 2011, Valley recognized net impairment charges on loan servicing rights totaling $376 thousand and $1.5 million, respectively.

Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at December 31, 2012. During the years ended December 31, 2012 and 2011, foreclosed assets measured at fair value upon initial recognition and subsequent re-measurement totaled $33.3 million and $15.9 million, respectively. In connection with the measurement and the initial recognition of the foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $6.3 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively. The re-measurement of foreclosed assets at fair value resulted in losses of $1.5 million and $1.3 million included in non-interest expense for the years ended December 31, 2012 and 2011, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2012, 2011 and 2010:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		2012	2011		2010
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$(5,247)	$(19,968	)*	$(4,642)
Trading securities	Trading gains (losses), net	219	1,015		(1,056)
Loans held for sale	Gains on sales of loans, net	46,998	10,699		12,591
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	2,574	1,256		(5,841)

		$44,544	$(6,998)		$1,052

*	Includes $18.3 million related to impaired trust preferred securities transferred from held-to-maturity to available for sale at December 31, 2011.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2012 and 2011 were as follows:

		December 31,
		2012		2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$390,078	$390,078	$372,566	$372,566
Interest bearing deposits with banks	Level 1	463,022	463,022	6,483	6,483
Investment securities held to maturity:
U.S. Treasury securities	Level 1	99,869	115,329	100,018	113,859
Obligations of states and political subdivisions	Level 2	506,473	531,966	433,284	453,201
Residential mortgage-backed securities	Level 2	813,647	838,116	1,180,104	1,230,993
Trust preferred securities	Level 2	127,505	113,657	193,312	174,753
Corporate and other debt securities	Level 2	52,213	58,882	52,198	54,391

Total investment securities held to maturity		1,599,707	1,657,950	1,958,916	2,027,197

Net loans	Level 3	10,892,599	10,908,742	9,665,839	9,645,517
Accrued interest receivable	Level 1	52,375	52,375	52,527	52,527
Federal Reserve Bank and Federal Home Loan Bank stock(1)	Level 2	138,533	138,533	129,669	129,669
Financial liabilities
Deposits without stated maturities	Level 1	8,755,252	8,755,252	7,171,718	7,171,718
Deposits with stated maturities	Level 2	2,508,766	2,563,726	2,501,384	2,557,119
Short-term borrowings	Level 1	154,323	154,323	212,849	215,179
Long-term borrowings	Level 2	2,697,299	3,100,173	2,726,099	3,154,150
Junior subordinated debentures issued to capital trusts	Level 2	40,927	40,776	25,120	25,620
Accrued interest payable(2)	Level 1	15,917	15,917	17,736	17,736

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at December 31, 2012 and 2011.

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

INVESTMENT SECURITIES (Note 4)

As of December 31, 2012, Valley had approximately $1.6 billion, $807.8 million, and $22.2 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2012 and 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
U.S. Treasury securities	$99,869	$15,460	$—	$115,329
Obligations of states and political subdivisions	506,473	25,690	(197)	531,966
Residential mortgage-backed securities	813,647	24,824	(355)	838,116
Trust preferred securities	127,505	930	(14,778)	113,657
Corporate and other debt securities	52,213	6,669	—	58,882

Total investment securities held to maturity	$1,599,707	$73,573	$(15,330)	$1,657,950

December 31, 2011
U.S. Treasury securities	$100,018	$13,841	$—	$113,859
Obligations of states and political subdivisions	433,284	19,931	(14)	453,201
Residential mortgage-backed securities	1,180,104	51,041	(152)	1,230,993
Trust preferred securities	193,312	4,308	(22,867)	174,753
Corporate and other debt securities	52,198	3,799	(1,606)	54,391

Total investment securities held to maturity	$1,958,916	$92,920	$(24,639)	$2,027,197

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2012 and 2011 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2012
Obligations of states and political subdivisions	$15,518	$(197)	$—	$—	$15,518	$(197)
Residential mortgage-backed securities	80,152	(355)	—	—	80,152	(355)
Trust preferred securities	28,690	(208)	48,802	(14,570)	77,492	(14,778)

Total	$124,360	$(760)	$48,802	$(14,570)	$173,162	$(15,330)

December 31, 2011
Obligations of states and political subdivisions	$1,854	$(13)	$50	$(1)	$1,904	$(14)
Residential mortgage-backed securities	33,520	(152)	—	—	33,520	(152)
Trust preferred securities	35,527	(730)	55,612	(22,137)	91,139	(22,867)
Corporate and other debt securities	14,756	(192)	7,560	(1,414)	22,316	(1,606)

Total	$85,657	$(1,087)	$63,222	$(23,552)	$148,879	$(24,639)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2012 was 34 as compared to 28 at December 31, 2011.

At December 31, 2012, the unrealized losses reported for trust preferred securities mostly related to 8 single-issuer securities, issued by bank holding companies. Of the 8 trust preferred securities, 1 was investment grade, 2 were non-investment grade, and 5 were not rated. All single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2012.

Management does not believe that any individual unrealized loss as of December 31, 2012 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of December 31, 2012, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $837.9 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2012 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2012
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year	$113,890	$113,941
Due after one year through five years	41,597	43,810
Due after five years through ten years	239,769	266,844
Due after ten years	390,804	395,239
Residential mortgage-backed securities	813,647	838,116

Total investment securities held to maturity	$1,599,707	$1,657,950

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 4.2 years at December 31, 2012.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2012 and 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2012
U.S. Treasury securities	$99,843	$—	$(2,218)	$97,625
U.S. government agency securities	44,215	1,547	—	45,762
Obligations of states and political subdivisions	16,210	417	—	16,627
Residential mortgage-backed securities	506,695	6,818	(3,359)	510,154
Trust preferred securities*	68,931	240	(11,739)	57,432
Corporate and other debt securities	28,274	2,728	(294)	30,708
Equity securities	49,306	2,071	(1,869)	49,508

Total investment securities available for sale	$813,474	$13,821	$(19,479)	$807,816

December 31, 2011
U.S. government agency securities	$89,787	$1,204	$(243)	$90,748
Obligations of states and political subdivisions	18,893	1,322	(1)	20,214
Residential mortgage-backed securities	304,631	10,950	(5,444)	310,137
Trust preferred securities*	106,931	78	(36,585)	70,424
Corporate and other debt securities	30,663	2,554	(173)	33,044
Equity securities	47,932	1,320	(7,299)	41,953

Total investment securities available for sale	$598,837	$17,428	$(49,745)	$566,520

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at December 31, 2012 and 2011 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
December 31, 2012
U.S. Treasury securities	$97,625	$(2,218)	$—	$—	$97,625	$(2,218)
Residential mortgage-backed securities	269,895	(1,256)	21,089	(2,103)	290,984	(3,359)
Trust preferred securities	760	(511)	27,865	(11,228)	28,625	(11,739)
Corporate and other debt securities	5,394	(58)	2,264	(236)	7,658	(294)
Equity securities	969	(75)	12,664	(1,794)	13,633	(1,869)

Total	$374,643	$(4,118)	$63,882	$(15,361)	$438,525	$(19,479)

December 31, 2011
U.S. government agency securities	$7,980	$(243)	$—	$—	$7,980	$(243)
Obligations of states and political subdivisions	141	(1)	—	—	141	(1)
Residential mortgage-backed securities	41,673	(1,655)	22,639	(3,789)	64,312	(5,444)
Trust preferred securities	23,962	(1,061)	44,758	(35,524)	68,720	(36,585)
Corporate and other debt securities	3,243	(173)	—	—	3,243	(173)
Equity securities	20,570	(4,430)	12,551	(2,869)	33,121	(7,299)

Total	$97,569	$(7,563)	$79,948	$(42,182)	$177,517	$(49,745)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position was 74 and 43 at December 31, 2012 and 2011, respectively.

Of the $3.4 million unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2012, $1.6 million relates to one non-investment grade private label mortgage-backed security. The remaining $1.8 million of unrealized losses consists of $1.3 million and $526 thousand related to several investment grade residential mortgage back securities and two private label mortgage-backed securities that were other-than-temporarily impaired prior to December 31, 2012, respectively.

The unrealized losses for trust preferred securities at December 31, 2012 in the table above relate to 3 pooled trust preferred and 10 single-issuer bank issued trust preferred securities. The unrealized losses include $5.2 million attributable to trust preferred securities issued by one bank holding company with an amortized cost of $16.5 million and a fair value of $11.4 million, and $5.6 million attributable to 3 pooled trust preferred securities with an amortized cost of $17.5 million and a fair value of $11.9 million. The trust preferred issuances by one bank holding company, initially classified as held to maturity, were found be other-than-temporarily impaired during the fourth quarter of 2011 and subsequently transferred to the available for sale portfolio at December 31, 2011. During the third quarter of 2012, Valley recognized $4.5 million of additional estimated credit impairment losses on these trust preferred securities. The three pooled trust preferred securities included one security with an unrealized loss of $3.8 million and an investment grade rating at December 31, 2012. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during 2009 through 2011. See “Other-Than-Temporarily Impaired Analysis” section below for more details. All of the remaining single-issuer trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults.

The unrealized losses existing for more than twelve months for equity securities are mainly related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $1.7 million unrealized loss. At December 31, 2012, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of December 31, 2012 represents an other-than-temporary impairment, except for the previously impaired securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of December 31, 2012, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $371.3 million.

The contractual maturities of investments securities available for sale at December 31, 2012 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2012
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year	$851	$865
Due after one year through five years	6,140	6,246
Due after five years through ten years	95,454	97,354
Due after ten years	155,028	143,689
Residential mortgage-backed securities	506,695	510,154
Equity securities	49,306	49,508

Total investment securities available for sale	$813,474	$807,816

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2012 was 5.0 years.

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

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2012 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

During the fourth quarter of 2011, Valley lengthened the estimate of the timeframe over which it could reasonably anticipate receiving the expected cash flows from the trust preferred securities issued by one deferring bank holding company resulting in an $18.3 million credit impairment charge at December 31, 2011. The issuer of the trust preferred securities has deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. In assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the bullet points above. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders. Additionally, the bank subsidiary of the issuer continued to report capital ratios that were above the minimum amounts to be considered a “well-capitalized” financial institution in its most recent regulatory filing. However, during the third quarter of 2012, Valley estimated a decline in the expected cash flows under one of three weighted alternative cash flow scenarios utilized to assess impairment of the securities. The cash flow scenario resulting in the decline estimates the probable cash flows based upon partial equity settlements received by shareholders of similar troubled institutions in recent merger and acquisition transactions. As a result of the decreased expected cash flow, and careful assessment of all other available factors, Valley recognized $4.5 million of additional estimated credit losses on these other-than-temporarily impaired securities in earnings during the third quarter of 2012. No additional impairment was recognized as a result of our impairment analysis of these securities at December 31, 2012. These trust preferred securities, with a combined amortized cost and fair value of $41.8 million and $36.7 million, respectively, after credit impairment charges, had net non-credit impairment charges totaling $5.1 million (before taxes) included in accumulated other comprehensive income at December 31, 2012 and are not accruing interest. See Note 3 for information regarding the Level 3 valuation technique used to measure the fair value of these trust preferred securities at December 31, 2012.

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and 2011, and are not accruing interest.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2012. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(in thousands)
Held to maturity:
Trust preferred securities	$—	$18,314	$—
Available for sale:
Residential mortgage-backed securities	722	829	2,265
Trust preferred securities	4,525	825	2,377

Net impairment losses on securities recognized in earnings	$5,247	$19,968	$4,642

Impaired Trust Preferred Securities.  In 2011, Valley recognized credit impairment charges totaling $18.3 million related to the trust preferred securities of two issuances by one bank holding company, which were classified as held to maturity and subsequently transferred to the available for sale portfolio. In 2012, Valley recognized additional estimated credit losses of $4.5 million on these securities due to further credit deterioration in the financial condition of the issuer. See the “Other-Than-Temporarily Impaired Analysis” section above for further details.

The other-than-temporary impairment charges on trust preferred securities classified as available for sale reported in the table above for the years ended December 31, 2011 and 2010 all relate to two pooled trust preferred securities with a combined amortized cost and fair value of $5.4 million and $3.6 million, respectively, at December 31, 2012, after recognition of all credit impairments. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities.

All of the impaired trust preferred securities discussed above were not accruing interest as of December 31, 2012 and 2011. As disclosed in Note 1, Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Impaired Residential Mortgage-Backed Securities.  During 2012, Valley recognized net impairment losses of $722 thousand on residential mortgage-backed securities in earnings due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. Of the six impaired securities, one and five of the securities were responsible for the total other-than-temporary impairment losses on residential mortgage-backed securities available for sale during 2011 and 2010, respectively, as shown in the table above. At December 31, 2012, Valley’s impaired private label mortgage-backed securities had a combined amortized cost of $31.7 million and fair value of $31.4 million, respectively. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations. See the “Other-Than-Temporary Impairment Analysis” section above for further details regarding the impairment analysis of residential mortgage-backed securities.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(in thousands)
Sales transactions:
Gross gains	$6,621	$31,456	$8,615
Gross losses	(1,050)	—	(96)

	$5,571	$31,456	$8,519

Maturities and other securities transactions:
Gross gains	$2,327	$623	$3,158
Gross losses	(5,311)	(11)	(79)

	$(2,984)	$612	$3,079

Gains on securities transactions, net	$2,587	$32,068	$11,598

During the year ended December 31, 2012, Valley recognized gross losses totaling $5.3 million due to the early redemption of trust preferred securities issued by one bank holding company.

During the year ended December 31, 2011, Valley recognized $31.5 million of gross gains on sales transactions mainly due to the sales of certain residential mortgage-backed securities classified as available for sale issued by Ginnie Mae and government sponsored enterprises totaling $651.7 million. Valley recorded trade date receivables of approximately $141.1 million for unsettled sales of securities classified as available for sale, which are included in other assets at December 31, 2011.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income or loss for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Balance, beginning of period	$29,070	$10,500	$6,119
Additions:
Initial credit impairments	—	19,143	124
Subsequent credit impairments	5,247	825	4,518
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(1,027)	(1,398)	(261)

Balance, end of period	$33,290	$29,070	$10,500

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

Trading Securities

The fair value of trading securities (consisting of 3 single-issuer bank trust preferred securities) was $22.2 million and $21.9 million at December 31, 2012 and 2011, respectively. Interest income on trading securities totaled $1.8 million, $2.1 million, and $2.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2012 and 2011 was as follows:

	December 31, 2012			December 31, 2011
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,832,743	$252,083	$2,084,826	$1,878,387	$—	$1,878,387
Commercial real estate:
Commercial real estate	3,772,084	645,625	4,417,709	3,574,089	—	3,574,089
Construction	399,855	25,589	425,444	411,003	—	411,003

Total commercial real estate loans	4,171,939	671,214	4,843,153	3,985,092	—	3,985,092

Residential mortgage	2,445,627	16,802	2,462,429	2,285,590	—	2,285,590
Consumer:
Home equity	438,881	46,577	485,458	469,604	—	469,604
Automobile	786,528	—	786,528	772,490	—	772,490
Other consumer	179,417	314	179,731	136,634	—	136,634

Total consumer loans	1,404,826	46,891	1,451,717	1,378,728	—	1,378,728

Total non-covered loans	9,855,135	986,990	10,842,125	9,527,797	—	9,527,797

Covered loans:
Commercial and industrial	—	46,517	46,517	—	83,742	83,742
Commercial real estate	—	120,268	120,268	—	160,651	160,651
Construction	—	1,924	1,924	—	6,974	6,974
Residential mortgage	—	9,659	9,659	—	15,546	15,546
Consumer	—	2,306	2,306	—	4,931	4,931

Total covered loans	—	180,674	180,674	—	271,844	271,844

Total loans	$9,855,135	$1,167,664	$11,022,799	$9,527,797	$271,844	$9,799,641

Total non-covered loans are net of unearned discounts and deferred loan fees totaling $3.4 million and $7.5 million at December 31, 2012 and 2011, respectively. The outstanding balances for non-covered PCI loans and covered loans totaled $1.1 billion and $321.9 million at December 31, 2012, respectively, and $399.6 million for covered loans at December 31, 2011.

Valley transferred $124.3 million of residential mortgage loans originated in 2012 from the loan portfolio to loans held for sale during the year ended December 31, 2012. Exclusive of such transfers, there were no sales of loans from the held for investment loan portfolio during the years ended December 31, 2012 and 2011.

Purchased Credit Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. See Note 1 for additional information.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the State Bancorp acquisition as of January 1, 2012 (see Note 2) and PCI loans purchased from another financial institution as of March 28, 2012:

	January 1, 2012	March 28, 2012
	(in thousands)
Contractually required principal and interest	$1,333,686	$144,357
Contractual cash flows not expected to be collected (non-accretable difference)	(77,058)	(9,111)

Expected cash flows to be collected	1,256,628	135,246
Interest component of expected cash flows (accretable yield)	(168,207)	(17,991)

Fair value of acquired loans	$1,088,421	$117,255

The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Balance, beginning of period	$66,724	$101,052
Acquisitions	186,198	—
Accretion	(83,613)	(40,345)
Net reclassification from non-accretable difference	—	6,017

Balance, end of period	$169,309	$66,724

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

Changes in FDIC loss-share receivable for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Balance, beginning of the period	$74,390	$89,359
Discount accretion of the present value at the acquisition dates	325	582
Effect of additional cash flows on covered loans (prospective recognition)	(7,767)	(10,592)
Increase due to impairment on covered loans	—	19,520
Other reimbursable expenses	5,467	3,893
Reimbursements from the FDIC	(21,935)	(28,372)
Other	(5,484)	—

Balance, end of the period	$44,996	$74,390

The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $7.5 million for the year ended December 31, 2012 and $13.4 million and $6.3 million increases in non-interest income for the years ended December 31, 2011 and 2010, respectively. The 2012 reduction in non-interest income of $5.5 million mainly related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which have expired.

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

The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2012:

2012
(in thousands)
Outstanding at beginning of year	$208,243
New loans and advances	41,483
Repayments	(17,426)

Outstanding at end of year	$232,300

All loans to related parties are performing as of December 31, 2012.

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

Commercial and industrial loans.  A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $307.0 million and $337.7 million at December 31, 2012 and 2011, respectively.

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

Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at December 31, 2012. Unsecured consumer loans totaled approximately $126.8 million and $66.5 million, including $8.6 million and $9.1 million of credit card loans, at December 31, 2012 and 2011, respectively.

Credit Quality

The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2012 and 2011:

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2012

Commercial and industrial	$3,578	$283	$22,424	$26,285	$1,806,458	$1,832,743
Commercial real estate:
Commercial real estate	13,245	2,950	58,625	74,820	3,697,264	3,772,084
Construction	6,685	2,575	14,805	24,065	375,790	399,855

Total commercial real estate loans	19,930	5,525	73,430	98,885	4,073,054	4,171,939

Residential mortgage	18,951	2,356	32,623	53,930	2,391,697	2,445,627
Consumer loans:
Home equity	702	—	2,398	3,100	435,781	438,881
Automobile	5,443	469	305	6,217	780,311	786,528
Other consumer	1,082	32	628	1,742	177,675	179,417

Total consumer loans	7,227	501	3,331	11,059	1,393,767	1,404,826

Total	$49,686	$8,665	$131,808	$190,159	$9,664,976	$9,855,135

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2011
Commercial and industrial	$4,347	$657	$26,648	$31,652	$1,846,735	$1,878,387
Commercial real estate:
Commercial real estate	13,115	422	42,186	55,723	3,518,366	3,574,089
Construction	2,652	1,823	19,874	24,349	386,654	411,003

Total commercial real estate loans	15,767	2,245	62,060	80,072	3,905,020	3,985,092

Residential mortgage	8,496	763	31,646	40,905	2,244,685	2,285,590
Consumer loans:
Home equity	989	13	2,700	3,702	465,902	469,604
Automobile	7,794	303	461	8,558	763,932	772,490
Other consumer	192	35	749	976	135,658	136,634

Total consumer loans	8,975	351	3,910	13,236	1,365,492	1,378,728

Total	$37,585	$4,016	$124,264	$165,865	$9,361,932	$9,527,797

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $7.2 million, $6.9 million, and $7.9 million for the years ended December 31, 2012, 2011, and 2010, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $590 thousand and $1.6 million (including $194 thousand and $1.1 million in interest income on impaired loans) for the years ended December 31, 2012 and 2011, respectively. Interest income recognized on a cash basis for loans classified as non-accrual for the year ended December 31, 2010 was immaterial.

Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at December 31, 2012 and 2011:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2012

Commercial and industrial	$3,236	$46,461	$49,697	$62,183	$12,088
Commercial real estate:
Commercial real estate	26,724	84,151	110,875	125,875	11,788
Construction	6,339	14,002	20,341	23,678	4,793

Total commercial real estate loans	33,063	98,153	131,216	149,553	16,581

Residential mortgage	8,232	16,659	24,891	27,059	2,329
Consumer loans:
Home equity	672	258	930	1,169	15

Total consumer loans	672	258	930	1,169	15

Total	$45,203	$161,531	$206,734	$239,964	$31,013

December 31, 2011

Commercial and industrial	$6,193	$48,665	$54,858	$71,111	$11,105
Commercial real estate:
Commercial real estate	26,741	56,978	83,719	91,448	7,108
Construction	4,253	19,998	24,251	28,066	1,408

Total commercial real estate loans	30,994	76,976	107,970	119,514	8,516

Residential mortgage	998	20,007	21,005	22,032	3,577
Consumer loans:
Home equity	—	242	242	242	45

Total consumer loans	—	242	242	242	45

Total	$38,185	$145,890	$184,075	$212,899	$23,243

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2012 and 2011:

	December 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$47,940	$1,463	$43,095	$1,457
Commercial real estate:
Commercial real estate	101,972	2,640	76,542	3,043
Construction	21,421	270	31,897	1,141

Total commercial real estate loans	123,393	2,910	108,439	4,184

Residential mortgage	31,620	716	19,015	706
Consumer loans:
Home equity	943	14	109	3

Total consume loans	943	14	109	3

Total	$203,896	$5,103	$170,658	$6,350

The average balance of impaired loans was approximately $104.1 million for the year ended December 31, 2010. Interest income recognized on total impaired loans during the year ended December 31, 2010 was immaterial.

Troubled debt restructured loans.  From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (TDR). Valley’s PCI loans are excluded from the TDR disclosures below because they are evaluated for impairment on a pool by pool basis. When an individual PCI loan within a pool is modified as a TDR, it is not removed from its pool. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

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

Performing TDRs (not reported as non-accrual loans) totaled $105.4 million and $101.0 million as of December 31, 2012 and 2011, respectively. Non-performing TDRs totaled $41.8 million and $15.5 million as of December 31, 2012 and 2011, respectively. At December 31, 2012, Valley classified residential mortgage and home equity loans totaling a combined $6.4 million as non-performing TDRs because each borrower’s obligation was discharged in bankruptcy and the borrower has not re-affirmed the debt. Of the $6.4 million in loans, approximately $3.4 million of the loans were performing in accordance with the contractual loan terms at December 31, 2012. All of these loans were deemed TDRs and collateral dependent impaired loans due to the implementation of newly issued Office of the Comptroller of the Currency (OCC) guidance in 2012. To the extent that the recorded principal remains collectible, interest on such loans may be recognized on a cash basis.

The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2012 and 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2012 and 2011 respectively.

		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Contracts	Recorded Investment	Recorded Investment
		($ in thousands)
December 31, 2012
Commercial and industrial*	20	$40,785	$36,066
Commercial real estate:
Commercial real estate	18	40,499	39,535
Construction	5	7,092	4,885

Total commercial real estate	23	47,591	44,420
Residential mortgage	43	10,133	9,125
Consumer	14	985	737

Total	100	$99,494	$90,348

December 31, 2011
Commercial and industrial*	27	$29,142	$28,866
Commercial real estate:
Commercial real estate	7	12,890	12,777
Construction	2	3,422	3,422

Total commercial real estate	9	16,312	16,199
Residential mortgage	5	1,237	1,223
Consumer	1	58	58

Total	42	$46,749	$46,346

*	Includes 9 finance leases with pre and post-modification outstanding recorded investments totaling $372 thousand and $294 thousand, respectively, for the year ended December 31, 2011. During 2012, the finance leases were immaterial.

The majority of the TDR concessions within the commercial and industrial loan and commercial real estate loan portfolios made during 2012 and 2011 involved an extension of the loan term and/or an interest rate reduction, and personal bankruptcies (defined as legal concessions in OCC guidance released in 2012) within the residential mortgage and consumer loan portfolios. The TDRs presented in the table above had allocated specific reserves for loan losses totaling $15.0 million and $9.0 million at December 31, 2012 and 2011, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. Charge-offs resulting from loans modified as TDRs during 2012 and 2011 were immaterial.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during year ended December 31, 2012:

	December 31, 2012
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial real estate	1	$516
Residential mortgage	10	2,628
Home equity	2	222

Total	13	$3,366

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

The following table presents the risk category of loans by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2012 and 2011.

Credit exposure—		Special			Total Non-PCI
by internally assigned risk rating	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2012
Commercial and industrial	$1,673,604	$64,777	$94,184	$178	$1,832,743
Commercial real estate	3,563,530	59,175	149,379	—	3,772,084
Construction	340,357	32,817	19,521	7,160	399,855

Total	$5,577,491	$156,769	$263,084	$7,338	$6,004,682

December 31, 2011
Commercial and industrial	$1,669,943	$95,726	$112,186	$532	$1,878,387
Commercial real estate	3,350,475	82,612	141,002	—	3,574,089
Construction	329,848	42,845	38,114	196	411,003

Total	$5,350,266	$221,183	$291,302	$728	$5,863,479

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2012 and 2011:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2012
Residential mortgage	$2,413,004	$32,623	$2,445,627
Home equity	436,483	2,398	438,881
Automobile	786,223	305	786,528
Other consumer	178,789	628	179,417

Total	$3,814,499	$35,954	$3,850,453

December 31, 2011
Residential mortgage	$2,253,944	$31,646	$2,285,590
Home equity	466,904	2,700	469,604
Automobile	772,029	461	772,490
Other consumer	135,885	749	136,634

Total	$3,628,762	$35,556	$3,664,318

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2012 and 2011:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2012
Commercial and industrial	$292,163	$6,437	$298,600
Commercial real estate	715,812	50,081	765,893
Construction	17,967	9,546	27,513
Residential mortgage	22,173	4,288	26,461
Consumer	47,689	1,508	49,197

Total	$1,095,804	$71,860	$1,167,664

December 31, 2011
Commercial and industrial	$67,424	$16,318	$83,742
Commercial real estate	112,047	48,604	160,651
Construction	623	6,351	6,974
Residential mortgage	10,118	5,428	15,546
Consumer	4,931	—	4,931

Total	$195,143	$76,701	$271,844

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

The following table summarizes the allowance for credit losses for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$120,708	$120,274
Allowance for covered loans	9,492	13,528

Total allowance for loan losses	130,200	133,802
Allowance for unfunded letters of credit	2,295	2,383

Total allowance for credit losses	$132,495	$136,185

The following table summarizes the provision for credit losses for the periods indicated:

	2012	2011	2010
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$25,640	$31,242	$42,943
Provision for covered loans	—	21,510	6,378

Total provision for loan losses	25,640	52,752	49,321
Provision for unfunded letters of credit	(88)	583	135

Total provision for credit losses	$25,552	$53,335	$49,456

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2012
Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off (1)	(16,103)	(11,688)	(3,518)	(5,339)	—	(36,648)
Charged-off loans recovered	4,475	272	701	1,958	—	7,406

Net charge-offs	(11,628)	(11,416)	(2,817)	(3,381)	—	(29,242)
Provision for loan losses	2,349	20,848	3,120	246	(923)	25,640

Ending balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200

December 31, 2011
Allowance for loan losses:
Beginning balance	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704
Loans charged-off (1)	(29,229)	(10,358)	(3,222)	(5,906)	—	(48,715)
Charged-off loans recovered	2,365	331	129	2,236	—	5,061

Net charge-offs	(26,864)	(10,027)	(3,093)	(3,670)	—	(43,654)
Provision for loan losses (2)	38,546	14,255	2,737	(2,152)	(634)	52,752

Ending balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802

(1)	The allowance for covered loans was reduced by loan charge-offs totaling $4.0 million and $14.4 million during 2012 and 2011, respectively, primarily in the commercial and industrial loan portfolio.
(2)	The provision for covered loan losses totaled $21.5 million for the year ended December 31, 2011.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2012 and 2011. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$12,088	$16,581	$2,329	$15	$—	$31,013
Collectively evaluated for impairment	44,877	25,463	7,032	5,527	6,796	89,695
Loans acquired with discounts related to credit quality	7,405	2,025	62	—	—	9,492

Total	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200

Loans:
Individually evaluated for impairment	$49,697	$131,216	$24,891	$930	$—	$206,734
Collectively evaluated for impairment	1,783,046	4,040,723	2,420,736	1,403,896	—	9,648,401
Loans acquired with discounts related to credit quality	298,600	793,406	26,461	49,197	—	1,167,664

Total	$2,131,343	$4,965,345	$2,472,088	$1,454,023	$—	$11,022,799

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$11,105	$8,516	$3,577	$45	$—	$23,243
Collectively evaluated for impairment	51,588	23,611	5,481	8,632	7,719	97,031
Loans acquired with discounts related to credit quality	10,956	2,510	62	—	—	13,528

Total	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802

Loans:
Individually evaluated for impairment	$54,858	$107,970	$21,005	$242	$—	$184,075
Collectively evaluated for impairment	1,823,529	3,877,122	2,264,585	1,378,486	—	9,343,722
Loans acquired with discounts related to credit quality	83,742	167,625	15,546	4,931	—	271,844

Total	$1,962,129	$4,152,717	$2,301,136	$1,383,659	$—	$9,799,641

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2012 and 2011, premises and equipment, net consisted of:

	2012	2011
	(in thousands)
Land	$67,342	$57,630
Buildings	190,582	189,782
Leasehold improvements	71,944	64,191
Furniture and equipment	188,481	176,801

	518,349	488,404
Accumulated depreciation and amortization	(239,734)	(222,929)

Total premises and equipment, net	$278,615	$265,475

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2012, 2011 and 2010 amounted to approximately $18.5 million, $16.4 million, and $15.8 million, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2010	$20,446	$98,999	$117,689	$80,757	$317,891
Goodwill from business combinations	71	—	—	—	71

Balance at December 31, 2011	20,517	98,999	117,689	80,757	317,962
Goodwill from business combinations	—	29,452	57,074	23,746	110,272

Balance at December 31, 2012	$20,517	$128,451	$174,763	$104,503	$428,234

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During 2012, goodwill from business combinations primarily related to the acquisition of State Bancorp (see Note 2 for further details). During 2011, Valley recorded $71 thousand in goodwill from a final earn-out payment related to an acquisition by Valley in 2006. This earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement. There was no impairment of goodwill during the years ended December 31, 2012, 2011, and 2010.

The following tables summarize other intangible assets as of December 31, 2012 and 2011:

	Gross			Net
	Intangible	Accumulated	Valuation	Intangible
	Assets	Amortization	Allowance	Assets
	(in thousands)
December 31, 2012
Loan servicing rights	$63,377	$(43,393)	$(3,046)	$16,938
Core deposits	35,194	(24,160)	—	11,034
Other	5,878	(2,727)	—	3,151

Total other intangible assets	$104,449	$(70,280)	$(3,046)	$31,123

December 31, 2011
Loan servicing rights	$52,046	$(39,146)	$(2,670)	$10,230
Core deposits	27,144	(20,363)	—	6,781
Other	6,121	(2,314)	—	3,807

Total other intangible assets	$85,311	$(61,823)	$(2,670)	$20,818

The Bank is a servicer of residential mortgage and SBA loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $1.8 billion at December 31, 2012 and $1.3 billion at both December 31, 2011 and 2010. The SBA loans serviced by the Bank for third-party investors totaled $30.4 million, $33.1 million, and $38.4 million, at December 31, 2012, 2011 and 2010, respectively. The outstanding balance of all loans serviced for others is not included in the consolidated statements of financial condition.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Loan servicing rights
Balance at beginning of year	$12,900	$12,491	$11,722
Origination of loan servicing rights	12,039	4,483	4,182
Amortization expense	(4,955)	(4,074)	(3,413)

Balance at end of year	$19,984	$12,900	$12,491

Valuation allowance
Balance at beginning of year	$(2,670)	$(1,163)	$(612)
Impairment adjustment	(376)	(1,507)	(551)

Balance at end of year	$(3,046)	$(2,670)	$(1,163)

Balance at end of year net of valuation allowance	$16,938	$10,230	$11,328

Loan servicing rights are accounted for using the amortization method (see Note 1 for more details).

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 17 years. During the first quarter of 2012, Valley recorded $8.1 million in core deposits intangibles resulting from the State Bancorp acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2012, 2011, and 2010.

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights (reflected in the table above), of $9.8 million, $9.3 million, and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following presents the estimated amortization expense of other intangible assets over the next five-year period:

	Loan
	Servicing	Core
	Rights	Deposits	Other
	(in thousands)
2013	$4,511	$3,078	$541
2014	3,640	2,359	466
2015	2,658	1,758	434
2016	1,941	1,195	233
2017	1,433	815	220

DEPOSITS (Note 9)

Included in time deposits at December 31, 2012 and 2011 are certificates of deposit over $100 thousand of $1.2 billion and $1.1 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $8.2 million, $8.5 million, and $8.8 million, in 2012, 2011, and 2010, respectively.

The scheduled maturities of time deposits as of December 31, 2012 are as follows:

Year	Amount
(in thousands)
2013	$1,378,150
2014	487,101
2015	200,662
2016	175,004
2017	245,245
Thereafter	22,604

Total time deposits	$2,508,766

Deposits from certain directors, executive officers and their affiliates totaled $62.7 million and $54.5 million at December 31, 2012 and 2011, respectively.

BORROWED FUNDS (Note 10)

Short-term borrowings consisted of securities sold under repurchase agreements totaling $154.3 million and $212.8 million at December 31, 2012 and 2011, respectively. The weighted average interest rate for short-term borrowings was 0.26 percent and 0.25 percent at December 31, 2012 and 2011, respectively.

Long-term borrowings at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
FHLB advances	$2,008,370	$2,036,690
Securities sold under agreements to repurchase	587,500	587,500
Subordinated debt	100,000	100,000
Other	1,429	1,909

Total long-term borrowings	$2,697,299	$2,726,099

The long-term FHLB advances had a weighted average interest rate of 3.86 percent and 3.91 percent at December 31, 2012 and 2011, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Interest expense recorded on FHLB advances totaled $79.5 million, $86.6 million, and $91.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The long-term FHLB advances at December 31, 2012 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2013	$26,102
2014	102
2015	175,102
2016	182,101
2017	584,969
Thereafter	1,039,994

Total long-term FHLB advances	$2,008,370

The long-term advances with scheduled repayments for years 2014 and over, reported in the table above, include $408.0 million in advances which are callable by the FHLB for redemption during 2013 with interest rates ranging from 2.27 percent to 4.09 percent.

During the first half of 2012, Valley modified the terms of $200.0 million in FHLB advances within its long-term borrowings. The modifications resulted in a reduction of the interest rates on these funds, an extension of their maturity dates to 10 years from the date of modification, and a conversion of the advances to non-callable for 4 years. After the modifications, the weighted average interest rate on these borrowings declined by 0.59 percent to 3.86 percent. There were no gains, losses, penalties or fees incurred in the modification transactions.

The long-term borrowings for securities sold under repurchase agreements to the FHLB and other counterparties totaled $587.5 million at December 31, 2012 and 2011. The weighted average interest rate of these long-term borrowings was 4.07 percent and 4.18 percent at December 31, 2012 and 2011, respectively. Interest expense on long-term securities sold under repurchase agreements amounted to $24.6 million, $25.0 million, and $28.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The long-term borrowings for securities sold under agreements to repurchase at December 31, 2012 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2015	$125,000
2016	92,500
2017	220,000
Thereafter	150,000

Total long-term borrowings for securities sold under agreements to repurchase	$587,500

In January 2012, Valley modified the terms of $50.0 million in securities sold under repurchase agreement with one counterparty. The modifications resulted in a reduction of the interest rates on these funds, an extension of their maturity dates to 10 years from the date of modification, and a conversion to non-callable for 4 years. After the modifications, the interest rate on these borrowings declined by 0.94 percent to 3.7 percent. There were no gains, losses, penalties or fees incurred in the modification transaction.

In 2005, the Bank issued $100 million of 5.0 percent subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0 percent on January 15 and July 15 of each year.

The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.2 billion and $1.5 billion at December 31, 2012 and 2011, respectively.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 11)

Valley established VNB Capital Trust I and assumed in acquisitions GCB Capital Trust III, State Bancorp Capital Trust I, and State Bancorp Capital Trust II statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of each trust. The trust preferred securities qualify, and are treated by Valley, as Tier 1 regulatory capital.

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value under the fair value option, with changes in fair value recognized as charges or credits to current earnings. Net trading gains and losses included non-cash credits of $2.6 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, and non-cash charges of $5.8 million for the year ended December 31, 2010, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2012:

	December 31, 2012
	VNB	GCB	State Bancorp	State Bancorp
	Capital Trust I	Capital Trust III	Capital Trust I	Capital Trust II
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$147,595	$25,051	$8,324	$7,552
Contractual principal balance	$146,715	$24,743	$10,310	$10,310
Annual interest rate (2)	7.75%	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Stated maturity date	December 15, 2031	July 30, 2037	November 7, 2032	January 23, 2034
Initial call date	November 7, 2006	July 30, 2017	November 7, 2007	January 23, 2009
Trust Preferred Securities:
Face value	$142,313	$24,000	$10,000	$10,000
Annual distribution rate (2)	7.75%	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Issuance date	November 7, 2001	July 2, 2007	October 29, 2002	December 19, 2003
Distribution dates (3)	Quarterly	Quarterly	Quarterly	Quarterly

(1)

The carrying value for GCB Capital Trust II includes an unamortized purchase accounting premium of $308 thousand, and the carrying values for State Bancorp Capital Trust I and State Bancorp Capital Trust II include purchase accounting discounts of $2.0 million and $2.8 million, respectively.

(2)

Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate for GCB Capital Trust III, State Bancorp Capital Trust I, and State Bancorp Capital Trust II excludes the effect of the purchase accounting adjustments.

(3)	All cash distributions are cumulative.

The junior subordinated debentures issued to VNB Capital Trust I and GCB Capital Trust III had total carrying values of $160.5 million and $25.1 million, respectively, and total contractual principal balances of $157.0 million and $24.7 million, respectively, at December 31, 2011. The trust preferred securities issued by VNB Capital Trust I and GCB Capital Trust III had total face values of $152.3 million and $24.0 million, respectively, at December 31, 2011.

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated debentures issued to VNB Capital Trust I, State Bancorp Capital Trust I, and State Bancorp Capital Trust II are currently callable by Valley. In January 2012, Valley redeemed $10.3 million of the principal face amount of its outstanding junior subordinated debentures issued to VNB Capital Trust I and $10.0 million of the face value of the related trust preferred securities. No debentures or securities were called for redemption during the years ended December 31, 2011 and 2010.

The trust preferred securities of VNB Capital Trust I, GCB Capital Trust III, and State Bancorp Capital Trusts I and II are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at December 31, 2012. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Valley’s outstanding trust preferred securities continue to qualify as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities that would qualify as Tier 1 capital. Under recently proposed regulatory capital rules, Valley’s trust preferred securities will be phased out as Tier 1 capital over a period of 3 or 10 years, dependent upon interpretations of such proposed guidance and will supersede the Dodd-Frank Act qualifications.

BENEFIT PLANS (Note 12)

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

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$133,796	$108,146
Service cost	7,253	5,951
Interest cost	6,429	6,147
Plan amendments	556	338
Actuarial loss	14,040	16,678
Benefits paid	(3,510)	(3,464)

Projected benefit obligation at end of year	$158,564	$133,796

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$95,746	$83,937
Actual return on plan assets	11,516	2,168
Employer contributions	35,105	13,105
Benefits paid	(3,510)	(3,464)

Fair value of plan assets at end of year*	$138,857	$95,746

Funded status of the plan	$(19,707)	$(38,050)

Liability recognized	$(19,707)	$(38,050)
Accumulated benefit obligation	$141,889	$120,564

*	Includes accrued interest receivable of $526 thousand and $309 thousand as of December 31, 2012 and 2011, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $3.0 million of the net actuarial loss and $806 thousand of prior service cost reported in the following table as of December 31, 2012 as a component of net periodic pension expense during 2013.

	2012	2011
	(in thousands)
Net actuarial loss	$54,571	$45,487
Prior service cost	1,720	1,982
Deferred tax benefit	(23,617)	(19,903)

Total	$32,674	$27,566

The Bank’s non-qualified plan had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2012	2011
	(in thousands)
Projected benefit obligation	$15,010	$12,731
Accumulated benefit obligation	14,365	12,337
Fair value of plan assets	—	—

In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2012 and 2011 were as follows:

	2012	2011
Discount rate	4.26%	4.87%
Future compensation increase rate	2.75	2.75

The net periodic pension expense for the qualified and non-qualified plans included the following components for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(in thousands)
Service cost	$7,253	$5,951	$5,544
Interest cost	6,429	6,147	5,709
Expected return on plan assets	(8,937)	(6,698)	(6,214)
Amortization of prior service cost	818	707	643
Amortization of net loss	2,377	1,525	1,098

Total net periodic pension expense	$7,940	$7,632	$6,780

Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income or loss for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Net loss	$11,461	$21,208
Prior service cost	556	338
Amortization of prior service cost	(818)	(707)
Amortization of actuarial loss	(2,377)	(1,525)

Total recognized in other comprehensive income	$8,822	$19,314

Total recognized in net periodic pension expense and other comprehensive income (before tax)	$16,762	$26,946

The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2013	$5,581
2014	6,158
2015	6,493
2016	6,805
2017	7,096
2018 to 2022	43,135

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Discount rate	4.87%	5.75%	6.00%
Expected long-term return on plan assets	7.50	8.00	8.00
Rate of compensation increase	2.75	3.25	3.50

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

In general, the plan assets of the qualified plan are investment securities that are well-diversified in terms of industry, capitalization and asset class. The plan assets are a conservative mix of various types of domestic and foreign common equity securities, U.S. Treasury securities, high quality corporate bonds, mutual funds primarily indexed to the performance of Fortune 500 U.S. companies, cash and U.S. Treasury based money market funds, U.S. government agency securities, and trust preferred securities (mainly issued by VNB Capital Trust I – see Note 11).

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

The following table presents the qualified plan weighted-average asset allocations by asset category that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 for further details regarding the fair value hierarchy.

			Fair Value Measurements at Reporting Date Using:
			Quoted Prices	Significant	Significant
			in Active Markets	Other	Unobservable
	% of Total	December 31,	for Identical	Observable Inputs	Inputs
	Investments	2012	Assets (Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	49%	$67,653	$67,653	$—	$—
U.S. Treasury securities	10	13,249	13,249	—	—
Corporate bonds	20	28,153	—	28,153	—
Mutual funds	10	13,545	13,545	—	—
Cash and money market funds	9	12,355	12,355	—	—
U.S. government agency securities	1	1,615	—	1,615	—
Trust preferred securities	1	1,761	1,761	—	—

Total investments	100%	$138,331	$108,563	$29,768	$—

			Fair Value Measurements at Reporting Date Using:
			Quoted Prices	Significant	Significant
			in Active Markets	Other	Unobservable
	% of Total	December 31,	for Identical	Observable Inputs	Inputs
	Investments	2011	Assets (Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	49%	$46,446	$46,446	$—	$—
U.S. Treasury securities	17	16,418	16,418	—	—
Corporate bonds	12	11,743	—	11,743	—
Mutual funds	11	10,360	10,360	—	—
Cash and money market funds	7	6,354	6,354	—	—
U.S. government agency securities	2	2,421	—	2,421	—
Trust preferred securities	2	1,695	1,695	—	—

Total investments	100%	$95,437	$81,273	$14,164	$—

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

The qualified plan held 58,631 shares and 62,752 shares of VNB Capital Trust I preferred securities at December 31, 2012 and 2011, respectively. These shares had fair values of approximately $1.5 million and $1.6 million at December 31, 2012 and 2011, respectively. Dividends received on Valley trust preferred shares were $114 thousand and $122 thousand for the years ended December 31, 2012 and 2011, respectively.

Based upon actuarial estimates, Valley does not expect to make any contributions to the qualified plan during 2013.

Director Plans

Valley maintains a non-qualified, non-funded directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation were $2.5 million and 4.26 percent, respectively, at December 31, 2012, and $1.9 million and 4.87 percent, respectively, at December 31, 2011.

As of December 31, 2012 and 2011, the entire obligation was included in other liabilities and $855 thousand (net of a $460 thousand tax benefit) and $468 thousand (net of a $252 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. Net periodic pension expense of $251 thousand, $232 thousand and $228 thousand was recognized for the directors’ retirement plan in the years ended December 31, 2012, 2011 and 2010, respectively.

Valley also maintains non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2012 and 2011, the remaining obligations under these plans were $5.8 million and $6.6 million, respectively, of which $3.3 million and $4.0 million, respectively, were funded by Valley. As of December 31, 2012 and 2011, the entire obligations were included in other liabilities and $1.4 million (net of a $1.0 million tax benefit) and $1.5 million (net of a $1.1 million tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.4 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.

Bonus Plan

Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $7.4 million, $4.0 million and $6.6 million during 2012, 2011 and 2010, respectively.

Savings and Investment Plan

Valley National Bank maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s investment elections. The Bank recorded $2.7 million, $2.0 million and $1.9 million in expense for contributions to the plan for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $4.7 million, $3.3 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The stock-based compensation expense for 2012 and 2010 included $2.5 million and $1.3 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. There were no stock awards granted to retirement eligible employees during the year ended December 31, 2011. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2012, the unrecognized amortization expense for all stock-based compensation totaled approximately $11.2 million and will be recognized over an average remaining vesting period of approximately 5 years.

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

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted in 2010 (there were no stock options granted in 2012 and 2011): Risk-free interest rate of 0.29% to 2.92%; dividend yield of 5.5%; volatility of 35.0%; and expected term of 4.4 years.

Summary of stock options activity under the Employee Stock Incentive Plan as of December 31, 2012, 2011 and 2010 and changes during the years ended on those dates is presented below:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,000,406	$17	3,511,173	$18	3,661,258	$17
Granted	—	—	—	—	141,942	11
Exercised	—	—	—	—	(26,070)	11
Forfeited or expired	(495,796)	16	(510,767)	14	(265,957)	14

Outstanding at end of year	2,504,610	17	3,000,406	18	3,511,173	17

Exercisable at year-end	2,435,051	18	2,737,814	18	3,002,736	17

Weighted-average fair value of options granted during the year	N/A		N/A		$2.03

On January 1, 2012, Valley assumed 356 thousand shares of outstanding and vested incentive stock options under State Bancorp’s long-term stock incentive plans, of which 321 thousand shares were outstanding and exercisable as of December 31, 2012. These outstanding stock options have an aggregate weighted average exercise price of $17 and weighted average remaining term of 2.6 years. There were approximately one thousand shares exercised during the year ended December 31, 2012.

The total intrinsic values of options exercised during the periods presented were immaterial. As of December 31, 2012, there was $31 thousand of total unrecognized compensation cost related to non-vested stock options to be amortized over an average remaining vesting period of less than one year. Cash received from stock options exercised during the years ended December 31, 2012 and 2010 was immaterial. Treasury shares were issued for stock options exercised.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$10-14	193,364	6.1	$12	136,741	$12
14-15	472,094	5.2	15	425,457	15
15-17	195,991	3.6	17	195,261	17
17-18	511,651	2.9	18	511,604	18
18-21	1,486,981	2.2	19	1,486,944	19

	2,860,081	3.2	17	2,756,007	18

The aggregate intrinsic value of options outstanding and exercisable was immaterial at December 31, 2012.

Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the Employee Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2012, 2011 and 2010:

	Restricted Stock Awards Outstanding
	2012	2011	2010
Outstanding at beginning of year	316,488	537,653	555,361
Granted	1,423,152	14,866	217,021
Vested	(192,870)	(232,274)	(230,756)
Forfeited	(54,710)	(3,757)	(3,973)

Outstanding at end of year	1,492,060	316,488	537,653

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $4.6 million, $2.9 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $11.0 million of total unrecognized compensation cost related to non-vested restricted shares to be amortized over the weighted average remaining vesting period of approximately 4.9 years.

The Director Restricted Stock Plan provides the non-employee members of the Board of Directors with the opportunity to forego some or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock.

The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2012, 2011 and 2010:

	Restricted Stock Awards Outstanding
	2012	2011	2010
Outstanding at beginning of year	106,544	104,646	119,443
Granted	28,902	24,607	18,392
Vested	(18,299)	(22,287)	(33,188)
Forfeited	—	(422)	—

Outstanding at end of year	117,147	106,544	104,646

INCOME TAXES (Note 13)

Income tax expense for the years ended December 31, 2012, 2011, and 2010 consisted of the following:

	2012	2011	2010
	(in thousands)
Current expense:
Federal	$35,684	$52,207	$24,195
State	2,666	26,610	11,400

	38,350	78,817	35,595
Deferred expense (benefit):
Federal and State	28,398	(16,111)	19,334

Total income tax expense	$66,748	$62,706	$54,929

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$53,407	$54,880
Depreciation	4,972	1,666
Pension plans	5,075	2,771
Employee benefits	11,775	9,102
Investment securities, including other-than-temporary impairment losses	24,196	35,569
Net operating loss carryforwards	62,053	63,806
Purchase accounting	14,251	—
Accrued interest	12,515	9,050
Other	23,416	20,869

Total deferred tax assets	211,660	197,713
Deferred tax liabilities:
Purchase accounting	—	8,727
Other investments	11,182	6,614
Deferred income	15,886	—
Other	13,353	10,164

Total deferred tax liabilities	40,421	25,505

Net deferred tax asset (included in other assets)	$171,239	$172,208

Valley’s state net operating loss carryforwards totaled approximately $1.0 billion at December 31, 2012 and expire during the period from 2014 through 2031. Valley’s federal net operating loss carryforwards totaled approximately $8.5 million at December 31, 2012 and expire in 2029, these losses are subject to certain limitations which we do not expect to limit our utilization of these federal losses. Valley’s capital loss carryforwards totaled approximately $2.2 million at December 31, 2012 and expire in 2018. Valley also has a federal alternative minimum tax credit carryforward of approximately $1.6 million at December 31, 2012. The tax credit carryforward has no time limitation associated with it.

Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
	(in thousands)
Federal income tax at expected statutory rate	$73,631	$68,326	$64,727
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(4,478)	(3,736)	(3,451)
Bank owned life insurance	(2,399)	(2,583)	(2,158)
State income tax expense, net of federal tax effect	8,204	12,727	629
Tax credits	(10,070)	(12,760)	(5,071)
Other, net	1,860	732	253

Income tax expense	$66,748	$62,706	$54,929

A reconciliation of Valley’s gross unrecognized tax benefits for 2012, 2011, and 2010 are presented in the table below:

	2012	2011	2010
	(in thousands)
Beginning balance	$33,000	$21,142	$21,965
Additions based on tax positions related to prior years	4,195	13,366	732
Settlements with taxing authorities	(5,038)	—	—
Reductions due to expiration of statute of limitations	(1,105)	(1,508)	(1,555)

Ending balance	$31,052	$33,000	$21,142

Valley recorded an incremental state tax provision (expense) of $8.5 million in 2011 to increase its liability for uncertain tax positions due to a change in state tax law. The total amount of net unrecognized tax benefits at December 31, 2012 that, if recognized, would affect the tax provision and the effective income tax rate was $22.6 million.

Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $4.4 million and $4.9 million of interest associated with Valley’s uncertain tax positions at December 31, 2012 and 2011, respectively.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008. State Bancorp, which was merged into Valley effective January 1, 2012, is currently under U.S. federal examination for the years 2010 through 2012. The examination has recently commenced, however, we do not anticipate any examination related adjustments that would result in a material change to Valley’s financial position or results of operations in future periods. Valley is also currently under examination by various state jurisdictions, and we expect the examinations to be completed within the next twelve months. Valley does not anticipate any adjustments would result in a material change to its financial position. However, Valley anticipates that it is reasonably possible that an additional tax payment in the range of $3.0 million to $5.0 million will be made during 2013.

COMMITMENTS AND CONTINGENCIES (Note 14)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

		Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2013	$22,151	$1,850	$20,301
2014	21,252	1,725	19,527
2015	20,957	1,657	19,300
2016	20,615	1,530	19,085
2017	20,115	1,519	18,596
Thereafter	277,363	4,506	272,857

Total lease commitments	$382,453	$12,787	$369,666

Net occupancy expense for years ended December 31, 2012, 2011, and 2010 included net rental expense of approximately $23.8 million, $21.2 million, and $21.1 million, respectively, net of rental income of $2.5 million, $1.8 million, and $2.1 million, respectively, for leased bank facilities.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Commitments under commercial loans and lines of credit	$1,944,815	$1,778,837
Home equity and other revolving lines of credit	620,397	570,247
Outstanding commercial mortgage loan commitments	253,235	237,921
Standby letters of credit	228,694	237,279
Outstanding residential mortgage loan commitments	247,275	275,116
Commitments under unused lines of credit—credit card	59,969	64,144
Commercial letters of credit	6,043	11,076
Commitments to sell loans	100,400	85,000

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

At December 31, 2012, Valley had the following cash flow hedge derivatives:

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

At December 31, 2012, Valley had the following fair value hedge derivatives:

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

Non-designated Hedges.  Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program, Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2012, Valley had a total of 37 interest rate swaps with an aggregate notional amount of $146.9 million, including 13 interest rate swaps totaling $16.4 million acquired from State Bancorp, related to this program.

Valley also enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. As of December 31, 2012, Valley had mortgage banking derivatives with an aggregate notional amount of $194.3 million.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	Balance Sheet	Fair Value at December 31,
	Line Item	2012	2011
		(in thousands)
Asset Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$23	$294
Fair value hedge interest rate swaps	Other Assets	652	852

Total derivatives designated as hedging instruments		$675	$1,146

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$7,002	$4,065
Mortgage banking derivatives	Other Assets	239	—

Total derivatives not designated as hedging instruments		$7,241	$4,065

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$17,198	$15,649
Fair value hedge interest rate swaps	Other Liabilities	2,197	2,140

Total derivatives designated as hedging instruments		$19,395	$17,789

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$6,999	$4,065
Mortgage banking derivatives	Other Liabilities	200	—

Total derivatives not designated as hedging instruments		$7,199	$4,065

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2012	2011	2010
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income or loss to interest on short-term borrowings	$(6,478)	$(3,067)	$(1,967)
Amount of (loss) gain recognized in other comprehensive income (loss)	(5,774)	(24,393)	1,494

Valley recognized net gains of $73 thousand and net losses of $23 thousand and $205 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the years ended December 31, 2012, 2011 and 2010, respectively. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss was $12.7 million and $13.1 million at December 31, 2012 and 2011, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $8.6 million will be reclassified as an increase to interest expense in 2013.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2012	2011	2010
	(in thousands)
Derivative—interest rate swaps:
Interest income—interest and fees on loans	$(57)	$(761)	$(361)
Interest expense—interest on time deposits	(200)	852	—
Hedged item—loans and deposits:
Interest income—interest and fees on loans	$57	$761	$361
Interest expense—interest on time deposits	220	(884)	—

Valley recognized net gains of $20 thousand and net losses of $32 thousand in non-interest expense for the years ended December 31, 2012 and 2011, respectively, related to hedge ineffectiveness on the fair value hedge interest rate swaps. There were no net gains or net losses for the year ended December 31, 2010. Valley also recognized a net reduction to interest expense of $561 thousand and $472 thousand for the years ended December 31, 2012 and 2011, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

Net gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
	(in thousands)
Non-designated hedge interest rate derivatives
Trading gains, net	$—	$—	$1,984
Other non-interest income	253	—	369

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2012, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at December 31, 2012. At December 31, 2012, Valley had $25.9 million in collateral posted with its counterparties.

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations, and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims.

REGULATORY AND CAPITAL REQUIREMENTS (Note 15)

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

Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2012, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2012, all of Valley National Bank’s ratios were above the minimum levels required to be considered “well capitalized,” under the regulatory framework for prompt corrective action, which require Tier 1 capital to risk-weighted assets of at least 6 percent, Total risk-based capital to risk-weighted assets of 10 percent and a minimum Tier 1 leverage ratio of 5 percent. To be categorized as well capitalized under the capital adequacy guidelines set by the federal regulators, Valley and Valley National Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

In June 2012, the U.S. federal banking agencies issued three notices of proposed rulemaking (NPRs) that would revise and/or replace the current regulatory capital rules outlined above with the Basel III final capital framework for all bank holding companies with over $500 million in assets, all depository institutions, and all savings and loan holding companies. The NPRs and the Basel III final framework would initially require Valley and Valley National Bank to meet the following minimum capital ratios: 4.5 percent Tier 1 capital to risk-weighted assets, 8.0 percent Total capital to risk-weighted assets, and a new capital measure called “Common Equity Tier 1” to risk-weighted assets of 3.5 percent. The banking regulators intended to finalize the NPRs by January 1, 2013. However, on November 9, 2012, the federal agencies that proposed the NPRs announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date for the revised regulatory capital rules.

Valley’s and Valley National Bank’s actual capital positions and ratios as of December 31, 2012 and 2011 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2012
Total Risk-based Capital
Valley	$1,413,901	12.4%	$913,402	8.0%	$	N/A	N/A	%
Valley National Bank	1,374,059	12.1	912,179	8.0		1,140,224	10.0
Tier 1 Risk-based Capital
Valley	1,241,316	10.9	456,701	4.0		N/A	N/A
Valley National Bank	1,201,499	10.5	456,090	4.0		684,134	6.0
Tier 1 Leverage Capital
Valley	1,241,316	8.1	613,471	4.0		N/A	N/A
Valley National Bank	1,201,499	7.8	612,636	4.0		765,795	5.0
As of December 31, 2011
Total Risk-based Capital
Valley	$1,301,638	12.6%	$824,365	8.0%	$	N/A	N/A	%
Valley National Bank	1,244,407	12.1	819,942	8.0		1,024,928	10.0
Tier 1 Risk-based Capital
Valley	1,113,422	10.8	412,183	4.0		N/A	N/A
Valley National Bank	1,056,191	10.3	409,971	4.0		614,957	6.0
Tier 1 Leverage Capital
Valley	1,113,422	8.0	557,210	4.0		N/A	N/A
Valley National Bank	1,056,191	7.6	555,785	4.0		694,731	5.0

Valley’s Tier 1 capital position included $186.3 million and $176.3 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2012 and 2011, respectively. The net increase of $10.0 million was attributable to $20.0 million of trust preferred securities assumed in the State Bancorp acquisition, partially offset by the redemption of $10.0 million of the face value of VNB Capital Trust I trust preferred securities during the first quarter of 2012. Valley does not consolidate its capital trusts based on U.S. GAAP. The junior subordinated debentures issued to the capital trusts were included in Valley’s liabilities. See Note 11 for additional information on the debentures and the trust preferred securities.

COMMON STOCK (Note 16)

Common Stock Issuances

Dividend Reinvestment Plan.  Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (DRIP). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2012, 2011 and 2010, 721 thousand, 705 thousand, and 681 thousand of common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $8.0 million, $8.3 million and $8.4 million, respectively.

Common Stock Warrants.  In January 1, 2012, Valley assumed in the acquisition of State Bancorp, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding at December 31, 2012.

In July 2008, Valley issued approximately 918 thousand warrants as part of the purchase price for the acquisition of Greater Community Bancorp. Each warrant is entitled to purchase approximately 1.2155 Valley common shares at $15.64 per share and is exercisable through the expiration date of June 30, 2015. The Valley warrants are considered equity instruments and are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW”. All of the warrants remained outstanding at December 31, 2012.

In connection with the issuance of senior preferred shares in 2008, Valley issued to the U.S. Treasury a ten year warrant to purchase up to approximately 2.5 million Valley common shares. During 2010, the U.S. Treasury sold the warrants through a public auction, in which Valley did not receive any of the proceeds. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Each warrant entitles the holder to purchase approximately 1.1025 Valley common shares at $16.12 per share and is exercisable through the expiration date of November 14, 2018.

Repurchase Plan

In 2007, Valley’s Board of Directors approved the repurchase of up to 4.7 million common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2012, 2011 and 2010.

Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the years ended December 31, 2012, 2011 and 2010, Valley purchased approximately 55 thousand, 52 thousand and 33 thousand shares, respectively, of its outstanding common stock at an average price of $9.41, $11.55 and $11.88, respectively, for such purpose.

OTHER COMPREHENSIVE INCOME (Note 17)

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2012, 2011, and 2010. Components of other comprehensive income

(loss) include changes in net unrealized gains (losses) on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for unfunded portion of various employee, officer and director pension plans.

	2012			2011			2010
	Before	Tax	After	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
	(in thousands)
Unrealized gains on available for sale (AFS) securities
Net gains arising during the period	$9,993	$(4,311)	$5,682	$2,438	$(925)	$1,513	$20,376	$(7,739)	$12,637
Less reclassification adjustment for net gains included in net income	(2,587)	1,042	(1,545)	(32,068)	12,394	(19,674)	(11,598)	4,268	(7,330)

Net change	7,406	(3,269)	4,137	(29,630)	11,469	(18,161)	8,778	(3,471)	5,307

Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	15,032	(5,090)	9,942	(42,531)	15,875	(26,656)	5,301	(1,973)	3,328
Less reclassification adjustment for credit impairment losses included in net income	4,220	(1,771)	2,449	18,570	(6,937)	11,633	4,381	(1,640)	2,741

Net change	19,252	(6,861)	12,391	(23,961)	8,938	(15,023)	9,682	(3,613)	6,069

Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(5,773)	2,422	(3,351)	(24,393)	10,236	(14,157)	1,493	(627)	866
Less reclassification adjustment for losses included in net income	6,478	(2,718)	3,760	3,067	(1,287)	1,780	1,967	(825)	1,142

Net change	705	(296)	409	(21,326)	8,949	(12,377)	3,460	(1,452)	2,008

Defined benefit pension plan
Amortization of prior service cost	105	(67)	38	593	(245)	348	885	(367)	518
Amortization of net loss	(9,346)	3,903	(5,443)	(19,812)	8,303	(11,509)	340	(145)	195

Net change	(9,241)	3,836	(5,405)	(19,219)	8,058	(11,161)	1,225	(512)	713

Total other comprehensive income (loss)	$18,122	$(6,590)	$11,532	$(94,136)	$37,414	$(56,722)	$23,145	$(9,048)	$14,097

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2012, 2011, and 2010:

	Components of Accumulated Other Comprehensive Loss				Total
		Non-credit		Defined	Accumulated
	Unrealized Gains	Impairment	Unrealized Gains	Benefit	Other
	and Losses on	Losses on	and Losses on	Pension	Comprehensive
	AFS Securities	Securities	Derivatives	Plan	Loss
	(in thousands)
Balance—December 31, 2009	$9,623	$(7,612)	$(2,716)	$(19,111)	$(19,816)
Net change	5,307	6,069	2,008	713	14,097

Balance—December 31, 2010	14,930	(1,543)	(708)	(18,398)	(5,719)
Net change	(18,161)	(15,023)	(12,377)	(11,161)	(56,722)

Balance—December 31, 2011	(3,231)	(16,566)	(13,085)	(29,559)	(62,441)
Net change	4,137	12,391	409	(5,405)	11,532

Balance—December 31, 2012	$906	$(4,175)	$(12,676)	$(34,964)	$(50,909)

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 18)

	Quarters Ended 2012
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$174,136	$166,858	$167,230	$162,969
Interest expense	46,677	44,787	45,408	44,440
Net interest income	127,459	122,071	121,822	118,529
Provision for credit losses	5,697	7,405	7,250	5,200
Non-interest income:
(Losses) gains on securities transactions, net	(157)	1,204	1,496	44
Net impairment losses on securities recognized in earnings	—	(550)	(4,697)	—
Trading (losses) gains, net	(988)	1,609	6	2,166
Gains on sales of loans, net	3,166	3,141	25,055	15,636
Other non-interest income	20,574	18,626	18,636	15,979
Non-interest expense	94,548	91,510	93,219	95,623
Income before income taxes	49,809	47,186	61,849	51,531
Income tax expense	15,278	14,366	22,402	14,702
Net income	34,531	32,820	39,447	36,829
Earnings per common share:
Basic	$0.18	$0.17	$0.20	$0.19
Diluted	0.18	0.17	0.20	0.19
Cash dividends declared per common share	0.16	0.16	0.16	0.16
Average common shares outstanding:
Basic	196,930,733	197,246,322	197,437,988	197,795,817
Diluted	196,961,915	197,250,168	197,437,988	197,795,817

	Quarters Ended 2011
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$167,819	$167,794	$171,639	$166,572
Interest expense	50,927	50,124	49,704	48,258
Net interest income	116,892	117,670	121,935	118,314
Provision for credit losses	24,162	6,026	7,783	15,364
Non-interest income:
Gains on securities transactions, net	2,679	16,492	863	12,034
Net impairment losses on securities recognized in earnings	(825)	—	—	(19,143)
Trading gains (losses), net	3,382	(1,048)	776	(839)
Other non-interest income	39,551	18,091	18,564	21,720
Non-interest expense *	84,321	83,572	85,794	84,869
Income before income taxes *	53,196	61,607	48,561	31,853
Income tax expense *	16,897	24,999	13,489	7,321
Net income *	36,299	36,608	35,072	24,532
Earnings per common share:
Basic	$0.20	$0.21	$0.20	$0.14
Diluted	0.20	0.21	0.20	0.14
Cash dividends declared per common share	0.16	0.16	0.16	0.16
Average common shares outstanding:
Basic	178,154,684	178,335,522	178,507,769	178,694,711
Diluted	178,162,788	178,345,558	178,508,382	178,695,174

(*)	Previously reported amounts have been revised to reflect an increase in non-interest expense due to the immaterial correction of an error. See the “Correction of an Immaterial Error” section of Note 1 to the consolidated financial statements for additional information.

PARENT COMPANY INFORMATION (Note 19)

Condensed Statements of Financial Condition

	December 31,
	2012	2011
	(in thousands)
Assets
Cash	$4,732	$42,593
Interest bearing deposits with banks	55,135	135
Investment securities available for sale	4,779	5,938
Investment in subsidiaries	1,652,362	1,373,513
Loans	—	36,990
Other assets	9,738	13,335

Total assets	$1,726,746	$1,472,504

Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$32,147	$29,355
Junior subordinated debentures issued to capital trusts (includes fair value of $147,595 at December 31, 2012 and $160,478 at December 31, 2011 for VNB Capital Trust I)	188,522	185,598
Accrued expenses and other liabilities	3,700	2,715
Shareholders’ equity	1,502,377	1,254,836

Total liabilities and shareholders’ equity	$1,726,746	$1,472,504

Condensed Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Income
Dividends from subsidiary	$145,000	$115,000	$65,000
Income from subsidiary	53	180	332
Gains on securities transactions, net	—	—	106
Trading gains (losses), net	2,574	1,256	(5,841)
Other interest and dividends	922	223	830

Total Income	148,549	116,659	60,427
Total Expenses	17,040	16,481	16,388

Income before income tax benefit and equity in undistributed earnings of subsidiary	131,509	100,178	44,039
Income tax benefit	(4,737)	(5,202)	(7,365)

Income before equity in undistributed earnings of subsidiary	136,246	105,380	51,404
Equity in undistributed earnings of subsidiary	7,381	27,131	78,602

Net Income	$143,627	$132,511	$130,006

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net Income	$143,627	$132,511	$130,006
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(7,381)	(27,131)	(78,602)
Depreciation and amortization	30	30	30
Stock-based compensation	4,816	3,156	4,830
Net amortization of premiums and accretion of discounts on securities	162	(56)	(51)
Gains on securities transactions, net	—	—	(106)
Net change in:
Fair value of borrowings carried at fair value	(2,574)	(1,256)	5,841
Other assets	2,977	535	(538)
Accrued expenses and other liabilities	(1,387)	132	(3,363)

Net cash provided by operating activities	140,270	107,921	58,047

Cash flows from investing activities:
Loan originations	—	(36,990)	—
Investment securities available for sale:
Sales	—	—	94
Maturities, calls and principal repayments	1,000	—	1,250
Cash and cash equivalents acquired in acquisitions	3,934	—	—

Net cash provided by (used in) investing activities	4,934	(36,990)	1,344

Cash flows from financing activities:
Redemption of junior subordinated debentures	(10,000)	—	—
Dividends paid to common shareholders	(125,870)	(116,779)	(115,190)
Common stock issued, net	7,805	8,027	8,391

Net cash used in financing activities	(128,065)	(108,752)	(106,799)

Net change in cash and cash equivalents	17,139	(37,821)	(47,408)
Cash and cash equivalents at beginning of year	42,728	80,549	127,957

Cash and cash equivalents at end of year	$59,867	$42,728	$80,549

BUSINESS SEGMENTS (Note 20)

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

The investment management segment generates a large portion of our income through investments in various types of securities. These securities are mainly comprised of fixed rate investments and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s assets that are least sensitive assets to immediate changes in market interest rates. Net gains and losses on the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

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

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,941,374	$7,296,895	$2,871,459	$—	$14,109,728

Interest income	174,978	407,288	96,582	(7,655)	671,193
Interest expense	45,499	84,234	33,148	18,431	181,312

Net interest income (loss)	129,479	323,054	63,434	(26,086)	489,881
Provision for credit losses	4,969	20,583	—	—	25,552

Net interest income (loss) after provision for credit losses	124,510	302,471	63,434	(26,086)	464,329
Non-interest income	83,765	(1,701)	6,817	32,065	120,946
Non-interest expense	69,281	54,963	1,219	249,437	374,900
Internal expense transfer	65,561	120,993	47,749	(234,303)	—

Income (loss) before income taxes	$73,433	$124,814	$21,283	$(9,155)	$210,375

Return on average interest earning assets (pre-tax)	1.86%	1.71%	0.74%	N/A	1.49%

	Year Ended December 31, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,394,161	$6,214,319	$3,205,756	$—	$12,814,236

Interest income	171,939	375,873	132,530	(6,518)	673,824
Interest expense	47,832	87,574	45,176	18,431	199,013

Net interest income (loss)	124,107	288,299	87,354	(24,949)	474,811
Provision for credit losses	6,806	46,529	—	—	53,335

Net interest income (loss) after provision for credit losses	117,301	241,770	87,354	(24,949)	421,476
Non-interest income	45,830	16,965	7,381	42,121	112,297
Non-interest expense	56,884	48,829	1,016	231,827	338,556
Internal expense transfer	55,059	99,851	51,644	(206,554)	—

Income (loss) before income taxes	$51,188	$110,055	$42,075	$(8,101)	$195,217

Return on average interest earning assets (pre-tax)	1.51%	1.77%	1.31%	N/A	1.52%

	Year Ended December 31, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,321,124	$6,153,870	$3,204,762	$—	$12,679,756

Interest income	180,432	355,565	146,851	(6,036)	676,812
Interest expense	51,240	94,944	49,445	18,431	214,060

Net interest income (loss)	129,192	260,621	97,406	(24,467)	462,752
Provision for credit losses	14,598	34,858	—	—	49,456

Net interest income (loss) after provision for credit losses	114,594	225,763	97,406	(24,467)	413,296
Non-interest income	52,545	7,927	6,166	24,689	91,327
Non-interest expense	49,758	42,131	992	226,807	319,688
Internal expense transfer	53,050	97,704	51,258	(202,012)	—

Income (loss) before income taxes	$64,331	$93,855	$51,322	$(24,573)	$184,935

Return on average interest earning assets (pre-tax)	1.94%	1.53%	1.60%	N/A	1.46%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey

February 28, 2013

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

Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).

Valley’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Valley have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

As of December 31, 2012 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2012 Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2012. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited Valley National Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Valley National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey

February 28, 2013

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

A.	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of LibertyPointe Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 11, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

B.	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Park Avenue Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 12, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

(3)	Articles of Incorporation and By-laws:

A.	Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 24, 2012.

B.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 20, 2011.

C.	By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

(4)	Instruments Defining the Rights of Security Holders:

A.	First Supplemental Indenture, dated as of July 1, 2008, by and among Wilmington Trust Company, as Trustee, Valley National Bancorp and Greater Community Bancorp, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

B.	Warrant Agreement between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Appendix B of the Registrant’s Form S-4/A Registration Statement filed on May 20, 2008.

C.	Form of Warrant Certificate for the purchase of Valley Common Stock, incorporated herein by reference to the Registrant’s Form S-3 Registration Statement filed on July 2, 2008.

D.	Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company, as Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.7 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007 (No. 000-14294).

E.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, incorporated herein by reference to Exhibit 4.8 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007 (No. 000-14294).

F.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.9 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007 (No. 000-14294).

G.	Warrant Agreement, dated May 18, 2010, between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on May 18, 2010.

H.	Form of Warrant for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-A filed on May 18, 2010.

I.	Warrant to purchase Common Stock of Valley National Bancorp, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 3, 2012.

(10)	Material Contracts:

A.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin, Peter Crocitto, and Alan D. Eskow, dated June 22, 2011, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

B.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Albert L. Engel and Robert M. Meyer, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

C.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Robert E. Farrell, Bernadette Mueller, and Robert J. Mulligan, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

D.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Elizabeth E. De Laney, Kermit R. Dyke, Eric W. Gould, Russell C. Murawski, John H. Noonan, and Ira D. Robbins, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

E.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Stephen P. Davey, dated June 22, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

F.	Severance Agreement dated January 22, 2008 between Valley, Valley National Bank and Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

G.	Severance Agreement dated February 19, 2013 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements.*+

H.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 19, 2010.+

I.	The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated, dated July 1, 2011, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

J.	Form of Participant Agreement for the Benefit Equalization Plan, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011.+

K.	Directors Deferred Compensation Plan, dated June 1, 2004, as amended, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

L.	The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, is incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed on May 11, 2009.+

M.	Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan is incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.+

N.	Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.

O.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011.

P.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011.

Q.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011.

R.	Valley National Bancorp 1999 Long-Term Stock Incentive Plan dated January 19, 1999, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

S.	Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 24, 2009.+

T.	Form of Valley National Bancorp Incentive Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

U.	Form of Valley National Bancorp Non-Qualified Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

V.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

W.	Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

X.	Underwriting Agreement, dated May 18, 2010, among Valley, the United States Department of the Treasury, and Deutsche Bank Securities Inc. as Underwriter, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 24, 2010.

(12.1)	Computation of Ratios of Earnings to Fixed Charges.*

(12.2)	Computation of Ratios of Earnings to Fixed Charges Including Preferred Stock Dividends.*

(21)	List of Subsidiaries:

Name		Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	VNB Capital Trust I	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Capital Trust I	New York	100%
	State Capital Trust II	New York	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Masters Coverage Corp.	New York	100%
	New Century Asset Management, Inc.	New Jersey	100%
	New York Metro Title Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	Valley Securities Holdings, LLC	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB New York Corp.	New York	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	RISC One, Inc.	New York	100%
	Life Line Planning, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	VNB Realty, Inc.	New Jersey	100%
(e)	Subsidiary of Shrewsbury Capital Corporation:
	GCB Realty, LLC	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23.1)	Consent of KPMG LLP.*
(24)	Power of Attorney of Certain Directors and Officers of Valley.*
(31.1)	Certification of Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
(101)	Interactive Data File *,**

*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Management contract and compensatory plan or arrangement.

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

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 28, 2013

/S/ ALAN D. ESKOW Alan D. Eskow	Director, Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary	February 28, 2013

/S/ MITCHELL L. CRANDELL Mitchell L. Crandell	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 28, 2013

PETER J. BAUM* PETER J. BAUM	Director	February 28, 2013

PAMELA R. BRONANDER* Pamela R. Bronander	Director	February 28, 2013

PETER CROCITTO* Peter Crocitto	Director, Senior Executive Vice President and Chief Operating Officer	February 28, 2013

ERIC P. EDELSTEIN* Eric P. Edelstein	Director	February 28, 2013

Signature	Title	Date

MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	February 28 2013

GRAHAM O. JONES* Graham O. Jones	Director	February 28, 2013

WALTER H. JONES, III* Walter H. Jones, III	Director	February 28, 2013

GERALD KORDE* Gerald Korde	Director	February 28, 2013

MICHAEL L. LARUSSO* Michael L. LaRusso	Director	February 28, 2013

MARC J. LENNER* Marc J. Lenner	Director	February 28, 2013

BARNETT RUKIN* Barnett Rukin	Director	February 28, 2013

SURESH L. SANI* Suresh L. Sani	Director	February 28, 2013

ROBERT C. SOLDOVERI* Robert C. Soldoveri	Director	February 28, 2013

JEFFREY S. WILKS* Jeffrey S. Wilks	Director	February 28, 2013

*

/S/ ALAN D. ESKOW Alan D. Eskow, attorney-in fact.	February 28, 2013