Form 10-Q
period 2013-03-31
VALLEY NATIONAL BANCORP
filed 2013-05-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 199,242,971 shares were outstanding as of May 2, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$381,880	$390,078
Interest bearing deposits with banks	588,156	463,022
Investment securities:
Held to maturity (fair value of $1,614,712 at March 31, 2013 and $1,657,950 at December 31, 2012)	1,565,607	1,599,707
Available for sale	955,270	807,816
Trading securities	22,127	22,157

Total investment securities	2,543,004	2,429,680

Loans held for sale, at fair value	135,052	120,230
Non-covered loans	10,650,223	10,842,125
Covered loans	161,276	180,674
Less: Allowance for loan losses	(121,844)	(130,200)

Net loans	10,689,655	10,892,599

Premises and equipment, net	276,664	278,615
Bank owned life insurance	341,217	339,876
Accrued interest receivable	54,174	52,375
Due from customers on acceptances outstanding	2,778	3,323
FDIC loss-share receivable	43,413	44,996
Goodwill	428,234	428,234
Other intangible assets, net	34,972	31,123
Other assets	509,504	538,495

Total Assets	$16,028,703	$16,012,646

Liabilities
Deposits:
Non-interest bearing	$3,575,768	$3,558,053
Interest bearing:
Savings, NOW and money market	5,258,989	5,197,199
Time	2,467,834	2,508,766

Total deposits	11,302,591	11,264,018

Short-term borrowings	147,260	154,323
Long-term borrowings	2,696,003	2,697,299
Junior subordinated debentures issued to capital trusts (includes fair value of $149,767 at March 31, 2013 and $147,595 at December 31, 2012 for VNB Capital Trust I)	190,734	188,522
Bank acceptances outstanding	2,778	3,323
Accrued expenses and other liabilities	181,338	202,784

Total Liabilities	14,520,704	14,510,269

Shareholders’ Equity
Preferred stock, (no par value, authorized 30,000,000 shares; none issued)	—	—
Common stock, (no par value, authorized 232,023,233 shares; issued 199,096,457 shares at March 31, 2013 and 198,499,275 shares at December 31, 2012)	69,601	69,494
Surplus	1,394,079	1,390,851
Retained earnings	92,451	93,495
Accumulated other comprehensive loss	(47,626)	(50,909)
Treasury stock, at cost (50,519 common shares at March 31, 2013 and 61,004 common shares at December 31, 2012)	(506)	(554)

Total Shareholders’ Equity	1,507,999	1,502,377

Total Liabilities and Shareholders’ Equity	$16,028,703	$16,012,646

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2013	2012
Interest Income
Interest and fees on loans	$132,999	$148,460
Interest and dividends on investment securities:
Taxable	14,489	20,751
Tax-exempt	3,649	3,119
Dividends	1,680	1,751
Interest on federal funds sold and other short-term investments	216	55

Total interest income	153,033	174,136

Interest Expense
Interest on deposits:
Savings, NOW and money market	4,702	5,354
Time	8,111	10,185
Interest on short-term borrowings	144	253
Interest on long-term borrowings and junior subordinated debentures	30,040	30,885

Total interest expense	42,997	46,677

Net Interest Income	110,036	127,459
Provision for credit losses	1,769	5,697

Net Interest Income After Provision for Credit Losses	108,267	121,762

Non-Interest Income
Trust and investment services	1,977	1,774
Insurance commissions	3,990	5,436
Service charges on deposit accounts	5,690	5,946
Gains (losses) on securities transactions, net	3,958	(157)
Trading losses, net	(2,202)	(988)
Fees from loan servicing	1,517	1,159
Gains on sales of loans, net	15,060	3,166
(Losses) gains on sales of assets, net	(268)	32
Bank owned life insurance	1,341	1,959
Change in FDIC loss-share receivable	(3,175)	(90)
Other	3,408	4,358

Total non-interest income	31,296	22,595

Non-Interest Expense
Salary and employee benefits expense	50,572	51,026
Net occupancy and equipment expense	18,889	17,362
FDIC insurance assessment	3,353	3,619
Amortization of other intangible assets	1,603	1,958
Professional and legal fees	3,892	3,624
Advertising	1,802	1,688
Other	15,328	15,271

Total non-interest expense	95,439	94,548

Income Before Income Taxes	44,124	49,809
Income tax expense	12,814	15,278

Net Income	$31,310	$34,531

Earnings Per Common Share:
Basic	$0.16	$0.18
Diluted	0.16	0.18
Cash Dividends Declared per Common Share	0.16	0.16
Weighted Average Number of Common Shares Outstanding:
Basic	198,924,995	196,930,733
Diluted	198,924,995	196,961,915

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$31,310	$34,531
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(687)	4,226
Less reclassification adjustment for (gains) losses included in net income	(2,299)	95

Total	(2,986)	4,321

Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	4,743	7,070
Less reclassification adjustment for credit impairment losses included in net income	(66)	(190)

Total	4,677	6,880

Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(77)	899
Less reclassification adjustment for losses included in net income	1,091	808

Total	1,014	1,707

Defined benefit pension plan
Amortization of prior service cost	118	103
Amortization of net loss	460	338

Total	578	441

Total other comprehensive income	3,283	13,349

Total comprehensive income	$34,593	$47,880

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$31,310	$34,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,949	4,457
Stock-based compensation	1,891	1,443
Provision for credit losses	1,769	5,697
Net amortization of premiums and accretion of discounts on securities and borrowings	5,737	4,785
Amortization of other intangible assets	1,603	1,958
(Gains) losses on securities transactions, net	(3,958)	157
Proceeds from sales of loans held for sale	453,881	119,894
Gains on sales of loans, net	(15,060)	(3,166)
Originations of loans held for sale	(453,643)	(107,451)
Losses (gains) on sales of assets, net	268	(32)
Change in FDIC loss-share receivable (excluding reimbursements)	3,175	90
Net change in:
Trading securities	30	(252)
Fair value of borrowings carried at fair value	2,172	1,240
Cash surrender value of bank owned life insurance	(1,341)	(1,959)
Accrued interest receivable	(1,799)	1,003
Other assets	31,769	119,438
Accrued expenses and other liabilities	(22,415)	(40,432)

Net cash provided by operating activities	40,338	141,401

Cash flows from investing activities:
Net loan originations	204,703	(176,974)
Loans purchased	(10,526)	(117,255)
Investment securities held to maturity:
Purchases	(111,347)	(52,358)
Maturities, calls and principal repayments	142,206	142,260
Investment securities available for sale:
Purchases	(192,809)	(49,012)
Sales	3,368	8,335
Maturities, calls and principal repayments	45,184	68,102
Death benefit proceeds from bank owned life insurance	—	1,689
Proceeds from sales of real estate property and equipment	984	3,276
Purchases of real estate property and equipment	(3,419)	(3,807)
(Payments to) reimbursements from the FDIC	(1,592)	4,372
Cash and cash equivalents acquired in acquisition	—	117,587

Net cash provided by (used in) investing activities	76,752	(53,785)

Cash flows from financing activities:
Net change in deposits	38,573	(96,211)
Net change in short-term borrowings	(7,063)	197,900
Repayments of long-term borrowings	(1,000)	(30,000)
Redemption of junior subordinated debentures	—	(10,000)
Dividends paid to common shareholders	(32,147)	(29,355)
Common stock issued, net	1,483	1,836

Net cash (used in) provided by financing activities	(154)	34,170

Net change in cash and cash equivalents	116,936	121,786
Cash and cash equivalents at beginning of year	853,100	379,049

Cash and cash equivalents at end of period	$970,036	$500,835

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$43,346	$46,449
Federal and state income taxes	25	7,995
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	7,223	6,473
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	—	275,650
Loans	—	1,088,421
Premises and equipment, net	—	9,457
Accrued interest receivable	—	5,294
Goodwill	—	109,758
Other intangible assets, net	—	8,050
Other assets	—	72,137

Total non-cash assets acquired	$—	$1,568,767

Liabilities assumed:
Deposits	—	1,380,293
Short-term borrowings	—	29,000
Junior subordinated debentures issued to capital trusts	—	15,645
Other liabilities	—	52,998

Total liabilities assumed	—	1,477,936

Net non-cash assets acquired	$—	$90,831

Net cash and cash equivalents acquired in acquisition	$—	$117,587
Common stock issued in acquisition	$—	$208,418

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey Corporation (Valley), include the accounts of its commercial bank subsidiary, Valley National Bank (the “Bank”), and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2013 and for all periods presented have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012.

Effective January 1, 2012, Valley acquired State Bancorp, Inc., the holding company for State Bank of Long Island, a commercial bank. See the supplemental schedule of non-cash investing activities for additional information, as well as Valley’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except for share data)
Net income	$31,310	$34,531

Basic weighted-average number of common shares outstanding	198,924,995	196,930,733
Plus: common stock equivalents	—	31,182

Diluted weighted-average number of common shares outstanding	198,924,995	196,961,915

Earnings per common share:
Basic	$0.16	$0.18
Diluted	0.16	0.18

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 7.2 million shares and 7.4 million shares for the three months ended March 31, 2013 and 2012, respectively.

Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2013.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2012	$906	$(4,175)	$(12,676)	$(34,964)	$(50,909)
Other comprehensive income before reclassifications	(687)	4,743	(77)	—	3,979
Amounts reclassified from other comprehensive income	(2,299)	(66)	1,091	578	(696)

Other comprehensive income, net	(2,986)	4,677	1,014	578	3,283

Balance at March 31, 2013	$(2,080)	$502	$(11,662)	$(34,386)	$(47,626)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
Components of Accumulated Other Comprehensive Loss	Amounts Reclassified from Accumulated Other Comprehensive Loss	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$3,958	Gains (losses) on securities transactions, net
Tax effect	(1,659)

Total net of tax	2,299

Non-credit impairment losses on AFS securities before tax	113	Interest and dividends on investment securities (taxable)
Tax effect	(47)

Total net of tax	66

Unrealized losses on derivatives (cash flow hedges) before tax	(1,880)	Interest expense
Tax effect	789

Total net of tax	(1,091)

Defined benefit pension plan:
Amortization of prior service cost	(202)*
Amortization of net actuarial loss	(794)*

Total before tax	(996)

Tax effect	418

Total net of tax	(578)

Total reclassifications, net of tax	$696

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 4. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (AOCI) on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference is required to other U.S. GAAP disclosures. The ASU No. 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Valley’s adoption of ASU No. 2013-02 did not have a significant impact on its consolidated financial statements. See Note 3 for related disclosures.

ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” addresses subsequent measurement of an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. When an entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU No. 2012-06 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 with an early adoption permitted, and should be applied prospectively. Valley’s adoption of ASU No. 2012-06 did not have a significant impact on its consolidated financial statements.

ASU No. 2011-11, “Balance Sheet (Topic 210): “Disclosures about Offsetting Assets and Liabilities,” requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. ASU No. 2011-11 was effective for annual and interim periods beginning on January 1, 2013, and it is required to be applied retrospectively. Valley’s adoption of ASU No. 2011-11 did not have a significant impact on its consolidated financial statements. See Note 14 for related disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2013 and December 31, 2012. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$95,458	$95,458	$—	$—
U.S. government agency securities	58,990	—	58,990	—
Obligations of states and political subdivisions	42,619	—	42,619	—
Residential mortgage-backed securities	568,323	—	538,546	29,777
Trust preferred securities	66,329	—	18,186	48,143
Corporate and other debt securities	76,247	27,624	48,623	—
Equity securities	47,304	26,300	21,004	—

Total available for sale	955,270	149,382	727,968	77,920
Trading securities	22,127	—	22,127	—
Loans held for sale (1)	135,052	—	135,052	—
Other assets (2)	7,469	—	7,469	—

Total assets	$1,119,918	$149,382	$892,616	$77,920

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	149,767	149,767	—	—
Other liabilities (2)	25,492	—	25,492	—

Total liabilities	$175,259	$149,767	$25,492	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$62,208	$—	$—	$62,208
Loan servicing rights	11,154	—	—	11,154
Foreclosed assets	15,970	—	—	15,970

Total	$89,332	$—	$—	$89,332

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)

Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $131.5 million and $115.4 million at March 31, 2013 and December 31, 2012, respectively.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $146.7 million at March 31, 2013 and December 31, 2012.
(4)	Excludes covered loans acquired in the FDIC-assisted transactions and other purchased credit-impaired loans acquired in the first quarter of 2012.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012 are summarized below:

	Available for Sale Securities
	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of the period	$71,674	$77,311
Total net gains for the period included in other comprehensive income	8,033	11,107
Settlements	(1,787)	(3,698)

Balance, end of the period	$77,920	$84,720

No changes in unrealized losses on Level 3 securities held at March 31, 2013 and 2012 were included in earnings during the first quarters of 2013 and 2012. During the quarters ended March 31, 2013 and 2012, there were no transfers of assets between Level 1 and Level 2.

There have been no material changes in the valuation methodologies used at March 31, 2013 from December 31, 2012.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2013:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	11.2 - 23.3%	16.1%
		Default rate	4.5 - 16.4	7.6
		Loss severity	40.3 - 59.7	51.3
Single issuer trust preferred securities	Discounted cash flow	Loss severity	0.0 - 100.0%	21.6%
		Market credit spreads	5.6 - 6.2	6.0
		Discount rate	5.9 - 8.1	7.2

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2013 and December 31, 2012 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk did not materially impact the fair value measurement of the junior subordinated debentures at March 31, 2013 and December 31, 2012.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flows analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2013), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2013 and December 31, 2012.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At March 31, 2013, non-current appraisals were discounted up to 15.9 percent based on specific market data by location and property type. During the quarter ended March 31, 2013, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $8.2 million for the three months ended March 31, 2013. At March 31, 2013, collateral dependent impaired loans with a total recorded investment of $71.5 million were reduced by specific valuation allowance allocations totaling $9.3 million to a reported total net carrying amount of $62.2 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2013, the fair value model used prepayment speeds (stated as constant prepayment rates) from 6 percent up to 25 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net recoveries of impairment charges totaling $1.3 million for the three months ended March 31, 2013.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at March 31, 2013. At March 31, 2013, foreclosed assets included $16.0 million of assets that were measured at fair value upon initial recognition and subsequent re-measurement during the first quarter of 2013. In connection with the measurement and the initial recognition of the foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $1.5 million for the three months ended March 31, 2013. The re-measurement of repossessed assets at fair value subsequent to their initial recognition resulted in a loss of $570 thousand within non-interest expense for the quarter ended March 31, 2013.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2013 and 2012:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Three Months Ended March 31,
		2013	2012
		(in thousands)
Assets:
Trading securities	Trading losses, net	$(30)	$252
Loans held for sale	Gains on sales of loans, net	15,060	3,166
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading losses, net	(2,172)	(1,240)

		$12,858	$2,178

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2013 and December 31, 2012 were as follows:

		March 31, 2013		December 31, 2012
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets
Cash and due from banks	Level 1	$381,880	$381,880	$390,078	$390,078
Interest bearing deposits with banks	Level 1	588,156	588,156	463,022	463,022
Investment securities held to maturity:
U.S. Treasury securities	Level 1	99,832	114,244	99,869	115,329
Obligations of states and political subdivisions	Level 2	545,597	566,083	506,473	531,966
Residential mortgage-backed securities	Level 2	752,220	772,617	813,647	838,116
Trust preferred securities	Level 2	115,747	102,871	127,505	113,657
Corporate and other debt securities	Level 2	52,211	58,897	52,213	58,882

Total investment securities held to maturity		1,565,607	1,614,712	1,599,707	1,657,950

Net loans	Level 3	10,689,655	10,702,636	10,892,599	10,908,742
Accrued interest receivable	Level 1	54,174	54,174	52,375	52,375
Federal Reserve Bank and Federal Home Loan Bank stock(1)	Level 1	138,488	138,488	138,533	138,533
Financial liabilities
Deposits without stated maturities	Level 1	8,834,757	8,834,757	8,755,252	8,755,252
Deposits with stated maturities	Level 2	2,467,834	2,512,836	2,508,766	2,563,726
Short-term borrowings	Level 1	147,260	147,260	154,323	154,323
Long-term borrowings	Level 2	2,696,003	3,076,968	2,697,299	3,100,173
Junior subordinated debentures issued to capital trusts	Level 2	40,967	41,451	40,927	40,776
Accrued interest payable(2)	Level 1	15,574	15,574	15,917	15,917

(1)	Included in other assets.
(2)	Included in accrued expenses and other liabilities.

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

Note 6. Investment Securities

As of March 31, 2013, Valley had approximately $1.6 billion, $955.3 million, and $22.1 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2013
U.S. Treasury securities	$99,832	$14,412	$—	$114,244
Obligations of states and political subdivisions	545,597	21,653	(1,167)	566,083
Residential mortgage-backed securities	752,220	21,214	(817)	772,617
Trust preferred securities	115,747	485	(13,361)	102,871
Corporate and other debt securities	52,211	6,686	—	58,897

Total investment securities held to maturity	$1,565,607	$64,450	$(15,345)	$1,614,712

December 31, 2012
U.S. Treasury securities	$99,869	$15,460	$—	$115,329
Obligations of states and political subdivisions	506,473	25,690	(197)	531,966
Residential mortgage-backed securities	813,647	24,824	(355)	838,116
Trust preferred securities	127,505	930	(14,778)	113,657
Corporate and other debt securities	52,213	6,669	—	58,882

Total investment securities held to maturity	$1,599,707	$73,573	$(15,330)	$1,657,950

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2013 and December 31, 2012 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
March 31, 2013
Obligations of states and political subdivisions	$84,770	$(1,167)	$—	$—	$84,770	$(1,167)
Residential mortgage-backed securities	85,977	(817)	—	—	85,977	(817)
Trust preferred securities	6,080	(96)	50,112	(13,265)	56,192	(13,361)

Total	$176,827	$(2,080)	$50,112	$(13,265)	$226,939	$(15,345)

December 31, 2012
Obligations of states and political subdivisions	$15,518	$(197)	$—	$—	$15,518	$(197)
Residential mortgage-backed securities	80,152	(355)	—	—	80,152	(355)
Trust preferred securities	28,690	(208)	48,802	(14,570)	77,492	(14,778)

Total	$124,360	$(760)	$48,802	$(14,570)	$173,162	$(15,330)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2013 was 56 as compared to 34 at December 31, 2012.

At March 31, 2013, the unrealized losses reported for trust preferred securities primarily related to 4 non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2013.

Management does not believe that any individual unrealized loss as of March 31, 2013 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of March 31, 2013, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $836.8 million.

The contractual maturities of investments in debt securities held to maturity at March 31, 2013 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2013
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year	$123,929	$123,973
Due after one year through five years	45,516	47,965
Due after five years through ten years	251,536	276,705
Due after ten years	392,406	393,452
Residential mortgage-backed securities	752,220	772,617

Total investment securities held to maturity	$1,565,607	$1,614,712

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 3.2 years at March 31, 2013.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2013
U.S. Treasury securities	$99,841	$—	$(4,383)	$95,458
U.S. government agency securities	57,400	1,597	(7)	58,990
Obligations of states and political subdivisions	42,513	738	(632)	42,619
Residential mortgage-backed securities	567,697	5,634	(5,008)	568,323
Trust preferred securities*	68,902	4,843	(7,416)	66,329
Corporate and other debt securities	73,595	2,883	(231)	76,247
Equity securities	48,049	936	(1,681)	47,304

Total investment securities available for sale	$957,997	$16,631	$(19,358)	$955,270

December 31, 2012
U.S. Treasury securities	$99,843	$—	$(2,218)	$97,625
U.S. government agency securities	44,215	1,547	—	45,762
Obligations of states and political subdivisions	16,210	417	—	16,627
Residential mortgage-backed securities	506,695	6,818	(3,359)	510,154
Trust preferred securities*	68,931	240	(11,739)	57,432
Corporate and other debt securities	28,274	2,728	(294)	30,708
Equity securities	49,306	2,071	(1,869)	49,508

Total investment securities available for sale	$813,474	$13,821	$(19,479)	$807,816

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2013 and December 31, 2012 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
March 31, 2013
U.S. Treasury securities	$95,458	$(4,383)	$—	$—	$95,458	$(4,383)
U.S. government agency securities	17,734	(7)	—	—	17,734	(7)
Obligations of states and political subdivisions	26,211	(632)	—	—	26,211	(632)
Residential mortgage-backed securities	321,565	(2,988)	20,963	(2,020)	342,528	(5,008)
Trust preferred securities	—	—	32,458	(7,416)	32,458	(7,416)
Corporate and other debt securities	34,240	(135)	2,404	(96)	36,644	(231)
Equity securities	947	(9)	12,787	(1,672)	13,734	(1,681)

Total	$496,155	$(8,154)	$68,612	$(11,204)	$564,767	$(19,358)

December 31, 2012
U.S. Treasury securities	$97,625	$(2,218)	$—	$—	$97,625	$(2,218)
Residential mortgage-backed securities	269,895	(1,256)	21,089	(2,103)	290,984	(3,359)
Trust preferred securities	760	(511)	27,865	(11,228)	28,625	(11,739)
Corporate and other debt securities	5,394	(58)	2,264	(236)	7,658	(294)
Equity securities	969	(75)	12,664	(1,794)	13,633	(1,869)

Total	$374,643	$(4,118)	$63,882	$(15,361)	$438,525	$(19,479)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2013 was 84 as compared to 74 at December 31, 2012.

Of the $5.0 million unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2013, $1.5 million relates to one non-investment grade private label mortgage-backed security. The remaining $3.5 million of unrealized losses consists of $3.0 million and $477 thousand related to several investment grade residential mortgage back securities and two private label mortgage-backed securities that were other-than-temporarily impaired prior to December 31, 2012, respectively.

The unrealized losses for trust preferred securities at March 31, 2013 in the table above relate to 3 pooled trust preferred and 9 single-issuer bank issued trust preferred securities. The unrealized losses include $4.6 million attributable to 3 pooled trust preferred securities with an amortized cost of $17.4 million and a fair value of $12.8 million and $1.9 million attributable to trust preferred securities of one issuance by one deferring bank holding company with an amortized cost of $16.5 million and a fair value of $14.6 million. The three pooled trust preferred securities included one security with an unrealized loss of $3.0 million and an investment grade rating at March 31, 2013. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. The trust preferred issuances by one deferring holding company were initially other-than-temporarily impaired in 2011 with additional estimated credit impairments recognized during 2012. See “Other-Than-Temporarily Impaired Analysis” section below for more details. All of the remaining single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2013.

The unrealized losses existing for more than twelve months for equity securities are mostly related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $1.6 million unrealized loss. At March 31, 2013, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of March 31, 2013 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of March 31, 2013, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $356.2 million.

The contractual maturities of investment securities available for sale at March 31, 2013 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2013
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year	$895	$905
Due after one year through five years	43,991	44,163
Due after five years through ten years	111,791	113,750
Due after ten years	185,574	180,825
Residential mortgage-backed securities	567,697	568,323
Equity securities	48,049	47,304

Total investment securities available for sale	$957,997	$955,270

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted average remaining expected life for residential mortgage-backed securities available for sale at March 31, 2013 was 3.7 years.

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

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists. No other-than-temporary impairment losses were recognized as a result of our impairment analysis of these securities at March 31, 2013.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at March 31, 2013 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

Within the available for sale portfolio, Valley has other-than-temporarily impaired trust preferred securities issued by one deferring bank holding company with a combined amortized cost and fair value of $41.8 million and $44.5 million, respectively, after credit impairment charges at March 31, 2013. The issuer of the trust preferred securities has deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. In assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the bullet points above. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but not remitted to its trust preferred security holders. Additionally, the bank subsidiary of the issuer continued to report capital ratios that were above the minimum amounts to be considered a “well-capitalized” financial institution in its most recent regulatory filing. During the fourth quarter of 2011, Valley estimated a decline in the expected cash flows from the securities as it lengthened the estimate of the timeframe over which it could reasonably anticipate receiving such cash flows, and during the third quarter of 2012, Valley estimated an additional decline in cash flows under one of three weighted alternative scenarios utilized to assess impairment of the securities. The declines in estimated cash flows, after careful assessment of all other available factors, resulted in credit impairment charges of $18.3 million and $4.5 million during the fourth quarter of 2011 and third quarter of 2012, respectively. Valley no longer accrued interest on the securities after the initial impairment in 2011. No additional impairment was recognized as a result of our impairment analysis of these securities at March 31, 2013. See Note 5 for information regarding the Level 3 valuation technique used to measure the fair value of these trust preferred securities at March 31, 2013.

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

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of March 31, 2013. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Sales transactions:
Gross gains	$3,380	$140
Gross losses	—	(298)

	3,380	(158)

Maturities and other securities transactions:
Gross gains	608	13
Gross losses	(30)	(12)

	578	1

Total gains (losses) on securities transactions, net	$3,958	$(157)

Valley recognized gross gains from sales transactions totaling $3.4 million for the first quarter of 2013 primarily due to the sales of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock with amortized cost totaling $941 thousand.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$33,290	$29,070
Accretion of credit loss impairment due to an increase in expected cash flows	(113)	(303)

Balance, end of period	$33,177	$28,767

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

Trading Securities

The fair value of trading securities (consisting of 3 single-issuer bank trust preferred securities) was $22.1 million and $22.2 million at March 31, 2013 and December 31, 2012, respectively. Interest income on trading securities totaled $442 thousand and $422 thousand for the quarters ended March 31, 2013 and 2012, respectively.

Note 7. Loans

The detail of the loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013			December 31, 2012
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,811,561	$233,953	$2,045,514	$1,832,743	$252,083	$2,084,826
Commercial real estate:
Commercial real estate	3,757,693	593,598	4,351,291	3,772,084	645,625	4,417,709
Construction	413,074	25,600	438,674	399,855	25,589	425,444

Total commercial real estate loans	4,170,767	619,198	4,789,965	4,171,939	671,214	4,843,153

Residential mortgage	2,336,821	15,739	2,352,560	2,445,627	16,802	2,462,429
Consumer:
Home equity	421,698	40,599	462,297	438,881	46,577	485,458
Automobile	811,060	—	811,060	786,528	—	786,528
Other consumer	188,564	263	188,827	179,417	314	179,731

Total consumer loans	1,421,322	40,862	1,462,184	1,404,826	46,891	1,451,717

Total non-covered loans	$9,740,471	$909,752	$10,650,223	9,855,135	986,990	10,842,125

Covered loans:
Commercial and industrial	$—	$34,691	$34,691	—	46,517	46,517
Commercial real estate	—	109,598	109,598	—	120,268	120,268
Construction	—	6,021	6,021	—	1,924	1,924
Residential mortgage	—	9,011	9,011	—	9,659	9,659
Consumer	—	1,955	1,955	—	2,306	2,306

Total covered loans	—	161,276	161,276	—	180,674	180,674

Total loans	$9,740,471	$1,071,028	$10,811,499	$9,855,135	$1,167,664	$11,022,799

Total non-covered loans are net of unearned discount and deferred loan fees totaling $6.8 million and $3.4 million at March 31, 2013 and December 31, 2012, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $1.0 billion and $300.7 million at March 31, 2013, and $1.1 billion and $321.9 million at December 31, 2012, respectively.

There were no sales of loans from the held for investment portfolio during the three months ended March 31, 2013 and 2012.

Purchased Credit-Impaired Loans (Including Covered Loans)

Purchased Credit-Impaired (PCI) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$169,309	$66,724
Acquisitions	—	168,271
Accretion	(16,235)	(23,184)
Net reclassification from non-accretable difference	64	—

Balance, end of period	$153,138	$211,811

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

Changes in the FDIC loss-share receivable for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of the period	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	33	81
Effect of additional cash flows on covered loans (prospective recognition)	(1,482)	(1,637)
Decrease in the provision for losses on covered loans	(2,678)	—
Other reimbursable expenses	952	1,466
Payments to (reimbursements from) the FDIC	1,592	(4,372)

Balance, end of the period	$43,413	$69,928

Valley recognized a $3.2 million and $90 thousand reduction in non-interest income for the three months ended March 31, 2013 and 2012, respectively, related to discount accretion and the post-acquisition adjustments to the FDIC loss-share receivable included in the table above.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $296.7 million and $307.0 million at March 31, 2013 and December 31, 2012, respectively.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at March 31, 2013. Unsecured consumer loans totaled approximately $115.8 million and $126.8 million, including $8.0 million and $8.6 million of credit card loans, at March 31, 2013 and December 31, 2012, respectively.

Credit Quality

The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at March 31, 2013 and December 31, 2012:

	Past Due and Non-Accrual Loans
	30-89 Days	Accruing Loans		Total	Current	Total
	Past Due	90 Days Or More	Non-Accrual	Past Due	Non-PCI	Non-PCI
	Loans	Past Due	Loans	Loans	Loans	Loans
	(in thousands)
March 31, 2013
Commercial and industrial	$7,656	$31	$21,692	$29,379	$1,782,182	$1,811,561
Commercial real estate:
Commercial real estate	21,665	259	56,042	77,966	3,679,727	3,757,693
Construction	8,812	—	13,199	22,011	391,063	413,074

Total commercial real estate loans	30,477	259	69,241	99,977	4,070,790	4,170,767

Residential mortgage	12,424	1,885	31,905	46,214	2,290,607	2,336,821
Consumer loans:
Home equity	994	—	1,948	2,942	418,756	421,698
Automobile	3,482	192	251	3,925	807,135	811,060
Other consumer	620	37	567	1,224	187,340	188,564

Total consumer loans	5,096	229	2,766	8,091	1,413,231	1,421,322

Total	$55,653	$2,404	$125,604	$183,661	$9,556,810	$9,740,471

December 31, 2012
Commercial and industrial	$3,578	$283	$22,424	$26,285	$1,806,458	$1,832,743
Commercial real estate:
Commercial real estate	13,245	2,950	58,625	74,820	3,697,264	3,772,084
Construction	6,685	2,575	14,805	24,065	375,790	399,855

Total commercial real estate loans	19,930	5,525	73,430	98,885	4,073,054	4,171,939

Residential mortgage	18,951	2,356	32,623	53,930	2,391,697	2,445,627
Consumer loans:
Home equity	702	—	2,398	3,100	435,781	438,881
Automobile	5,443	469	305	6,217	780,311	786,528
Other consumer	1,082	32	628	1,742	177,675	179,417

Total consumer loans	7,227	501	3,331	11,059	1,393,767	1,404,826

Total	$49,686	$8,665	$131,808	$190,159	$9,664,976	$9,855,135

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis. The following table presents the information about impaired loans by loan portfolio class at March 31, 2013 and December 31, 2012:

	Recorded	Recorded		Unpaid
	Investment	Investment	Total	Contractual
	With No Related	With Related	Recorded	Principal	Related
	Allowance	Allowance	Investment	Balance	Allowance
	(in thousands)
March 31, 2013
Commercial and industrial	$2,308	$46,325	$48,633	$66,294	$9,759
Commercial real estate:
Commercial real estate	18,475	94,195	112,670	128,450	12,726
Construction	5,874	12,422	18,296	20,082	1,752

Total commercial real estate loans	24,349	106,617	130,966	148,532	14,478

Residential mortgage	9,417	18,407	27,824	30,282	3,897
Consumer loans:
Home equity	992	252	1,244	1,587	16

Total consumer loans	992	252	1,244	1,587	16

Total	$37,066	$171,601	$208,667	$246,695	$28,150

December 31, 2012
Commercial and industrial	$3,236	$46,461	$49,697	$62,183	$12,088
Commercial real estate:
Commercial real estate	26,724	84,151	110,875	125,875	11,788
Construction	6,339	14,002	20,341	23,678	4,793

Total commercial real estate loans	33,063	98,153	131,216	149,553	16,581

Residential mortgage	8,232	16,659	24,891	27,059	2,329
Consumer loans:
Home equity	672	258	930	1,169	15

Total consumer loans	672	258	930	1,169	15

Total	$45,203	$161,531	$206,734	$239,964	$31,013

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(in thousands)
Commercial and industrial	$55,266	$376	$55,336	$409
Commercial real estate:
Commercial real estate	113,401	751	91,897	689
Construction	19,158	69	22,076	49

Total commercial real estate loans	132,559	820	113,973	738

Residential mortgage	28,268	183	20,595	136
Consumer loans:
Home equity	1,214	12	279	4

Total consumer loans	1,214	12	279	4

Total	$217,307	$1,391	$190,183	$1,287

Interest income recognized on a cash basis (included in the table above) was immaterial for the three months ended March 31, 2013 and 2012.

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

Performing TDRs (not reported as non-accrual loans) totaled $108.7 million and $105.4 million as of March 31, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $43.5 million and $41.8 million as of March 31, 2013 and December 31, 2012, respectively.

The following table presents loans by loan portfolio class modified as TDRs during the three months ended March 31, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2013 and 2012, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
March 31, 2013
Commercial and industrial	4	$2,838	$1,590
Commercial real estate:
Commercial real estate	5	4,454	4,461
Construction	1	538	538

Total commercial real estate loans	6	4,992	4,999
Residential mortgage	17	3,164	3,091
Consumer	5	378	329

Total	32	$11,372	$10,009

March 31, 2012
Commercial and industrial	5	$1,422	$1,230
Commercial real estate:
Commercial real estate	6	2,049	1,988
Construction	2	2,154	2,154

Total commercial real estate loans	8	4,203	4,142
Residential mortgage	4	852	853
Consumer	2	69	68

Total	19	$6,546	$6,293

The majority of the TDR concessions made during the three months ended March 31, 2013 and 2012 involved an extension of the loan term and/or an interest rate reduction. The TDRs presented in the table above had allocated specific reserves for loan losses totaling $1.6 million and $747 thousand at March 31, 2013 and 2012, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8. One commercial loan modified as a TDRs included in the table above resulted in a $1.1 million charge-off during the quarter ended March 31, 2013. There were no charge-offs resulting from loans modified as TDRs during the quarter ended March 31, 2012.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during the three months ended March 31, 2013:

	Three Months Ended
Troubled Debt Restructurings Subsequently Defaulted	March 31, 2013
	Number of Contracts	Recorded Investment
	($ in thousands)
Residential mortgage	10	$2,389
Consumer	2	222

Total	12	$2,611

Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed to be Special Mention. Loans rated as “Pass” loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at March 31, 2013 and December 31, 2012.

Credit exposure -		Special			Total Non-PCI
by internally assigned risk rating	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
March 31, 2013
Commercial and industrial	$1,648,269	$67,385	$95,907	$—	$1,811,561
Commercial real estate	3,551,178	58,687	147,828	—	3,757,693
Construction	352,826	34,652	19,796	5,800	413,074

Total	$5,552,273	$160,724	$263,531	$5,800	$5,982,328

December 31, 2012
Commercial and industrial	$1,673,604	$64,777	$94,184	$178	$1,832,743
Commercial real estate	3,563,530	59,175	149,379	—	3,772,084
Construction	340,357	32,817	19,521	7,160	399,855

Total	$5,577,491	$156,769	$263,084	$7,338	$6,004,682

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2013 and December 31, 2012:

Credit exposure -	Performing	Non-Performing	Total Non-PCI
by payment activity	Loans	Loans	Loans
	(in thousands)
March 31, 2013
Residential mortgage	$2,304,916	$31,905	$2,336,821
Home equity	419,750	1,948	421,698
Automobile	810,809	251	811,060
Other consumer	187,997	567	188,564

Total	$3,723,472	$34,671	$3,758,143

December 31, 2012
Residential mortgage	$2,413,004	$32,623	$2,445,627
Home equity	436,483	2,398	438,881
Automobile	786,223	305	786,528
Other consumer	178,789	628	179,417

Total	$3,814,499	$35,954	$3,850,453

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2013 and December 31, 2012.

Credit exposure -	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
March 31, 2013
Commercial and industrial	$264,578	$4,066	$268,644
Commercial real estate	654,900	48,296	703,196
Construction	19,861	11,760	31,621
Residential mortgage	21,059	3,691	24,750
Consumer	41,508	1,309	42,817

Total	$1,001,906	$69,122	$1,071,028

December 31, 2012
Commercial and industrial	$292,163	$6,437	$298,600
Commercial real estate	715,812	50,081	765,893
Construction	17,967	9,546	27,513
Residential mortgage	22,173	4,288	26,461
Consumer	47,689	1,508	49,197

Total	$1,095,804	$71,860	$1,167,664

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

The following table summarizes the allowance for credit losses at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$114,664	$120,708
Allowance for covered loans	7,180	9,492

Total allowance for loan losses	121,844	130,200
Allowance for unfunded letters of credit	2,520	2,295

Total allowance for credit losses	$124,364	$132,495

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$3,710	$5,374
Provision for covered loans	(2,166)	—

Total provision for loan losses	1,544	5,374
Provision for unfunded letters of credit	225	323

Total provision for credit losses	$1,769	$5,697

The following table details activity in the allowance for loan losses by portfolio segment for the quarters ended March 31, 2013 and 2012:

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Quarter Ended March 31, 2013
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off	(7,325)	(1,993)	(892)	(1,509)	—	(11,719)
Charged-off loans recovered	1,338	15	70	396	—	1,819

Net charge-offs	(5,987)	(1,978)	(822)	(1,113)	—	(9,900)
Provision for loan losses	(2,651)	2,104	730	1,031	330	1,544

Ending balance	$55,732	$44,195	$9,331	$5,460	$7,126	$121,844

Quarter Ended March 31, 2012
Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off	(4,807)	(1,080)	(1,176)	(1,483)	—	(8,546)
Charged-off loans recovered	1,005	120	514	601	—	2,240

Net charge-offs	(3,802)	(960)	(662)	(882)	—	(6,306)
Provision for loan losses	3,464	738	1,379	145	(352)	5,374

Ending balance	$73,311	$34,415	$9,837	$7,940	$7,367	$132,870

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2013 and December 31, 2012.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$9,759	$14,478	$3,897	$16	$—	$28,150
Collectively evaluated for impairment	45,461	23,285	5,201	5,441	7,126	86,514
Loans acquired with discounts related to credit quality	512	6,432	233	3	—	7,180

Total	$55,732	$44,195	$9,331	$5,460	$7,126	$121,844

Loans:
Individually evaluated for impairment	$48,633	$130,966	$27,824	$1,244	$—	$208,667
Collectively evaluated for impairment	1,762,928	4,039,801	2,308,997	1,420,078	—	9,531,804
Loans acquired with discounts related to credit quality	268,644	734,817	24,750	42,817	—	1,071,028

Total	$2,080,205	$4,905,584	$2,361,571	$1,464,139	$—	$10,811,499

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$12,088	$16,581	$2,329	$15	$—	$31,013
Collectively evaluated for impairment	44,877	25,463	7,032	5,527	6,796	89,695
Loans acquired with discounts related to credit quality	7,405	2,025	62	—	—	9,492

Total	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200

Loans:
Individually evaluated for impairment	$49,697	$131,216	$24,891	$930	$—	$206,734
Collectively evaluated for impairment	1,783,046	4,040,723	2,420,736	1,403,896	—	9,648,401
Loans acquired with discounts related to credit quality	298,600	793,406	26,461	49,197	—	1,167,664

Total	$2,131,343	$4,965,345	$2,472,088	$1,454,023	$—	$11,022,799

Note 9. Goodwill and Other Intangible Assets

Goodwill totaled $428.2 million at March 31, 2013 and December 31, 2012. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012). There was no impairment of goodwill during the three months ended March 31, 2013 and 2012.

The following table summarizes other intangible assets as of March 31, 2013 and December 31, 2012:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2013
Loan servicing rights	$63,288	$(39,716)	$(1,759)	$21,813
Core deposits	35,194	(25,024)	—	10,170
Other	5,878	(2,889)	—	2,989

Total other intangible assets	$104,360	$(67,629)	$(1,759)	$34,972

December 31, 2012
Loan servicing rights	$63,377	$(43,393)	$(3,046)	$16,938
Core deposits	35,194	(24,160)	—	11,034
Other	5,878	(2,727)	—	3,151

Total other intangible assets	$104,449	$(70,280)	$(3,046)	$31,123

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $1.3 million and $420 thousand for the three months ended March 31, 2013 and 2012, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 17 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the quarters ended March 31, 2013 and 2012.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2013 through 2017:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2013	$4,299	$2,213	$380
2014	5,332	2,359	466
2015	4,024	1,758	434
2016	3,009	1,195	233
2017	2,268	815	220

Valley recognized amortization expense on other intangible assets, including net impairment recoveries on loan servicing rights, totaling approximately $1.6 million and $2.0 million for the quarters ended March 31, 2013 and 2012, respectively.

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

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Service cost	$1,987	$1,964
Interest cost	1,657	1,598
Expected return on plan assets	(2,559)	(2,233)
Amortization of prior service cost	202	177
Amortization of actuarial loss	794	582

Total net periodic pension expense	2,081	2,088

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(202)	(177)
Amortization of actuarial loss	(794)	(582)

	(996)	(759)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,085	$1,329

The fair value of qualified plan assets increased approximately $9.8 million or 7.1 percent to $148.7 million at March 31, 2013 from $138.9 million at December 31, 2012. Valley made a $25.0 million discretionary contribution to the qualified plan during April 2013. Valley does not expect to make additional contributions to the qualified plan for the remainder of 2013.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock options granted by Valley during the three months ended March 31, 2013 and 2012. Valley awarded restricted stock totaling 465 thousand shares and 540 thousand shares during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, 5.0 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $1.9 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2013, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $13.7 million and will be recognized over an average remaining vesting period of approximately 4 years.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $227.8 million as of March 31, 2013. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $145.5 million, or 63.9 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of March 31, 2013, Valley had a $760 thousand liability related to the standby letters of credit.

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

At March 31, 2013, Valley had the following cash flow hedge derivatives:

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

Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain of its fixed rate assets or liabilities due to changes in benchmark interest rates based on one-month LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount.

At March 31, 2013, Valley had the following fair value hedge derivatives:

•	One interest rate swap with a notional amount of approximately $8.7 million used to hedge the change in the fair value of a commercial loan.

•	One interest rate swap with a notional amount of $51.0 million, maturing in March 2014, used to hedge the change in the fair value of certain fixed-rate brokered certificates of deposit.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same income statement line item as the loss or gain on the related derivatives.

Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program, Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2013, Valley had a total of 41 interest rate swaps with an aggregate notional amount of $171.5 million related to this program.

Valley also enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. As of March 31, 2013, Valley had mortgage banking derivatives with an aggregate notional amount of $235.3 million.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Line Item	March 31, 2013	December 31, 2012
		(in thousands)
Asset Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$16	$23
Fair value hedge interest rate swaps	Other Assets	512	652

Total derivatives designated as hedging instruments		$528	$675

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$6,508	$7,002
Mortgage banking derivatives	Other Assets	433	239

Total derivatives not designated as hedging instruments		$6,941	$7,241

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$16,122	$17,198
Fair value hedge interest rate swaps	Other Liabilities	2,100	2,197

Total derivatives designated as hedging instruments		$18,222	$19,395

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$6,508	$6,999
Mortgage banking derivatives	Other Liabilities	762	200

Total derivatives not designated as hedging instruments		$7,270	$7,199

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,880)	$(1,392)
Amount of (loss) gain recognized in other comprehensive income	(133)	1,549

Valley recognized net gains of $73 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the quarter ended March 31, 2012. There were no net gains or losses related to the hedge ineffectiveness recognized during the quarter ended March 31, 2013. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $11.7 million and $12.7 million at March 31, 2013 and December 31, 2012, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $8.3 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Derivative—interest rate swaps:
Interest income—interest and fees on loans	$97	$130
Interest expense—interest on time deposits	(140)	40
Hedged item—loans and deposits:
Interest income—interest and fees on loans	$(97)	$(130)
Interest expense—interest on time deposits	143	(32)

During the three months ended March 31, 2013 and 2012, the net loss and gain recognized in non-interest expense related to fair value hedge ineffectiveness, respectively, were immaterial. Valley recognized a net reduction to interest expense of $142 thousand and $136 thousand for the three months ended March 31, 2013 and 2012, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest income	(371)	216

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of March 31, 2013, Valley was in compliance with all of the provisions of its derivative counterparty agreements.

As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24.6 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at March 31, 2013. At March 31, 2013, Valley had $23.7 million in collateral posted with its counterparties.

Note 14. Balance Sheet Offsetting

Certain financial instruments, including derivatives (interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the fair value of Valley’s derivative financial instruments disclosed in Note 13.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amount
	(in thousands)
March 31, 2013
Assets:
Interest rate caps and swaps	$7,036	$—	$7,036	$(528)	$—	$6,508

Liabilities:
Interest rate caps and swaps	$24,730	$—	$24,730	$(528)	$(23,668)	$534
Repurchase agreements	520,000	—	520,000	—	(520,000)*	—

Total	$544,730	$—	$544,730	$(528)	$(543,668)	$534

December 31, 2012
Assets:
Interest rate caps and swaps	$7,677	$—	$7,677	$(675)	$—	$7,002

Liabilities:
Interest rate caps and swaps	$26,395	$—	$26,395	$(675)	$(25,720)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)*	—

Total	$546,395	$—	$546,395	$(675)	$(545,720)	$—

*	Represents fair value of investment securities pledged.

At March 31, 2013 and December 31, 2012, Valley had both assets and liabilities under only one of its counterparty arrangements.

Note 15. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

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

The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (U.S. GAAP) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012, include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey and the New York Metropolitan area;

•

higher than expected loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business from the recent damages to our primary markets by Hurricane Sandy;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments or other factors;

•	unanticipated deterioration in our loan portfolio;

•	an unanticipated reduction in our “originate and sell” residential mortgage strategy or a slowdown in new and refinanced residential mortgage loan activity;

•

Valley’s inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements (including those resulting from the U.S. implementation of Basel III requirements);

•	higher than expected increases in our allowance for loan losses;

•

higher than expected increases in loan losses or in the level of non-performing loans (including additional losses and elevated levels of non-accrual loans caused by the lengthy foreclosure process in the State of New Jersey);

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

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the inability to realize expected revenue synergies from recent acquisitions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees;

•	lower than expected cash flows from purchased credit impaired loans;

•

potential cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems; and

•	other unexpected material adverse changes in our operations or earnings.

Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012.

New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2013, Valley had consolidated total assets of $16.0 billion, total net loans of $10.7 billion, total deposits of $11.3 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 209 branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 for more details regarding our past merger activity.

Quarterly Results. Net income for the first quarter of 2013 was $31.3 million, or $0.16 per diluted common share, compared to $34.5 million, or $0.18 per diluted common share for the first quarter of 2012. The $3.2 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $17.4 million decrease in net interest income largely due to lower yields on new loans and investments caused by the historically low level of market interest rates and the repayment of higher yielding financial instruments within these same categories, partially offset by (ii) a $8.7 million increase in non-interest income resulting primarily from higher gains on sales of residential loans originated for sale and an increase in net gains on securities transactions within our available for sale investment securities portfolio, partly offset by lower net trading gains and a reduction in non-interest income related to the change in our FDIC loss-share receivable, (iii) a $3.9 million decrease in our provision for credit losses caused by a $2.1 million decrease in the estimated additional impairment on certain covered loan pools acquired in FDIC-assisted transactions, as well as improved expected loss experience and outlook for our commercial and commercial real estate loan portfolios and (iv) a 1.7 percent decrease in our effective tax rate. See the “Net Interest Income,” “Other Income,” and “Loan Portfolio” sections below for more details on the items above impacting our first quarter of 2013 results.

Economic Overview and Indicators. During the first quarter of 2013, the U.S. economy modestly progressed in its recovery despite uncertainty surrounding the federal budget sequester which introduced $85 billion of spending cuts beginning March 1, 2013. At this point, it is unclear how the decrease in federal spending will effect economic growth throughout the remainder of 2013. In any case, improving housing markets and consumer spending will likely boost the first quarter gross domestic product results (when reported in late May 2013) following the soft fourth quarter of 2012. In addition, businesses rebuilt depleted inventories in the first quarter, a positive for economic growth early in the year.

The unemployment rate edged downward from 7.9 percent in January 2013 to 7.5 percent in April 2013. After upward revisions for both February and March 2013, job growth has averaged 196 thousand jobs per month through April 2013 as compared to a monthly average of approximately 183 thousand jobs for the entire year of 2012. While not robust, the current year average is still enough to make a case for modest private sector-led growth. Private industry created 176 thousand jobs in April 2013, while federal, state and local government sector contracted by 11 thousand jobs, netting a gain of 165 thousand jobs. The federal budget sequester may continue to put downward pressure on public sector employment and the national employment growth for the months ahead. While there can still be resiliency in the private sector, the ongoing political uncertainty surrounding the debt limit and long-term deficit reduction negotiations affect businesses’ willingness to commit to long-term expansion and therefore job creation.

During the quarter, the Federal Reserve remained consistent with its previously announced intentions to keep short-term interest rates low, in the zero to 0.25 percent range, for at least the next two years in an effort to enliven economic growth. Their effort continues to be supported by the current round of quantitative easing, known as QE3, by which the Federal Reserve is actively purchasing approximately $85 billion per month of U.S. Treasuries and mortgage-backed investment securities to help drive down the level of market interest rates. This action is aimed to lower borrowing costs for businesses and consumers at the risk of potentially encouraging inflation. However, core inflation (which excludes volatile food and energy prices) remains muted at about a two percent annual rate. This is partially due to soft job creation and sub-par economic growth which may also be discouraging more discretionary spending amongst consumers and a willingness amongst consumers to take on more debt (which can negatively impact Valley’s ability to generate meaningful loan growth). The Federal Reserve has maintained that this rate of inflation is well within its target range for price increases and not enough to spur policymakers to alter current quantitative easing policies.

The housing sector has showed increasing demand and recovering housing prices as existing home sales rose above a 4.98 million annual rate in February for the first time since November 2009, when the “first-time home buyers credit” helped to enhance sale volumes. On a national level, home sales and housing starts continue to show some positive momentum as mortgage interest rates are at multi-generational lows, giving qualified borrowers the ability to enter the market. Increased refinance activity has had a positive impact on our residential lending operations and to the extent that new and existing home sales grow, there will be a multiplier effect throughout the economy, improving conditions for realtors, movers, lawyers, the home furnishings industries and potentially many of our commercial customers.

While upward pressure on inflation could lead to an increase in long-term interest rates prior to the Federal Reserve’s projections, we believe the current low interest-rate and high unemployment environment will continue to challenge our business operations and results in many ways during the remainder of 2013 and the foreseeable future, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area. Generally, market conditions have improved from one year ago, however as outlined above, economic uncertainty, persistent unemployment, as well as high vacancy rates may continue to put pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Key Economic Indicators:	2013	2012	2012	2012	2012
Unemployment rate:
U.S.	7.60%	7.80%	7.80%	8.20%	8.20%
New York Metro Region*	8.80%	8.50%	8.50%	9.50%	8.90%
New Jersey	9.00%	9.60%	9.80%	9.60%	9.00%
New York	8.20%	8.20%	8.90%	8.90%	8.50%

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
	($ in millions)
Personal income:
New Jersey	NA	$483,404	$473,813	$472,756	$471,492
New York	NA	$1,044,218	$1,012,959	$1,011,170	$1,003,281
New consumer bankruptcies:
New Jersey	NA	0.12%	0.12%	0.14%	0.15%
New York	NA	0.08%	0.08%	0.09%	0.08%
Change in home prices:
U.S.	NA	-0.30%	-2.10%	7.10%	-1.70%
New York Metro Region*	NA	0.97%	-0.50%	0.91%	-1.78%
New consumer foreclosures:
New Jersey	NA	0.08%	0.08%	0.05%	0.08%
New York	NA	0.04%	0.06%	0.05%	0.06%
Rental housing vacancy rates:
New Jersey	8.90%	11.70%	10.80%	10.50%	11.60%
New York	4.80%	5.20%	5.00%	5.60%	6.30%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Overall, our total loan portfolio declined by 7.7 percent on an annualized basis during the first quarter of 2013 largely due to a substantial amount of refinance activity within our residential mortgage loan portfolio and the fact that approximately 79 percent of our total first quarter mortgage origination production was sold in the secondary market primarily due to our current interest rate risk management strategies. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) decreased by $191.9 million, or 7.1 percent on an annualized basis, to $10.7 billion at March 31, 2013 from December 31, 2012 largely due to our aforementioned decision to sell the majority of our new and refinanced residential mortgage loans, some large repayments and reduced line usage within the commercial loan portfolios and continued strong competition for high quality commercial borrowers. Despite the strong competition and prepayments, the commercial and industrial loan portfolio combined with the commercial real estate portfolio had loan originations of approximately $305 million during the three months ended March 31, 2013 as compared to a strong linked fourth quarter of 2012 totaling $354 million (the highest quarterly amount since 2008). Additionally, our automobile and other consumer loan portfolios increased $24.5 million and $9.1 million, or 12.5 percent and 20.2 percent on an annualized basis, respectively, during the first quarter of 2013. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $161.3 million, or 1.5 percent of our total loans, at March 31, 2013 as compared to $180.7 million at December 31, 2012, mainly due to normal collection activity.

Our new and refinanced residential mortgage loan originations of $577 million during the three months ended March 31, 2013 and were up almost 9 percent as compared to a strong fourth quarter of 2012. The increased volume is largely the result of the historically low interest rate environment, the success of our low-fixed price residential mortgage refinance programs and the continued housing market recovery. The current Federal Reserve monetary policies contributed to the decision to maintain our mostly “originate and sell” model started in the second half of 2012, as we attempt to maximize mortgage banking revenues within non-interest income, while the low level of market interest rates continues to apply pressure to our net interest income and margin. As a result, Valley sold nearly $454 million of residential mortgages during the three months ended March 31, 2013 compared to $361 million in the prior fourth quarter of 2012, and had $135.1 million in loans held for sale, at fair value, at March 31, 2013. The increased secondary sales and mark to market gains on loans held for sale at fair value materially increased the total gains on the sale of loans recognized in our non-interest income as compared to the first quarter of 2012 and declined slightly from the linked fourth quarter due to some contraction in loan spreads, while allowing us to maintain the appropriate mix of earning assets and an acceptable level of interest rate risk on our balance sheet. Additionally, loan servicing rights recognized for the retained servicing of the loans sold during the first quarter totaled $5.5 million at March 31, 2013. During the early part of the second quarter of 2013, mortgage application volume continues to be strong, and we believe this activity will continue into the foreseeable future assuming that market conditions do not adversely change. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow economic recovery, elevated unemployment levels, personal bankruptcies, and higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at March 31, 2013. Our past due loans and non-accrual loans, discussed further below, exclude purchased credit-impaired (PCI) loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days decreased 0.03 percent to 1.70 percent of our total loan portfolio of $10.8 billion as of March 31, 2013 compared to 1.73 percent of $11.0 billion in total loans at December 31, 2012 mainly due to moderate declines in the level of non-accrual loans in each of our loan types. Total non-accrual loans decreased $6.2 million to $125.6 million, or 1.16 percent of total loans at March 31, 2013 as compared to $131.8 million, or 1.20 percent of total loans at December 31, 2012. At March 31, 2013 and December 31, 2012, our non-accrual loans also included performing residential mortgage and home equity loans totaling $6.0 million and $3.0 million, respectively, which were classified as non-accrual loans due to Office of the Comptroller of the Currency guidance issued during 2012. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of March 31, 2013. See the “Non-performing Assets” section below for further analysis of our credit quality.

Selected Performance Indictors. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Return on average assets	0.79%	0.88%
Return on average shareholders’ equity	8.31	9.34
Return on average tangible shareholders’ equity (ROATE)	11.97	13.43

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Net income	$31,310	$34,531

Average shareholders’ equity	1,506,968	1,478,133
Less: Average goodwill and other intangible assets	(460,502)	(449,285)

Average tangible shareholders’ equity	$1,046,466	$1,028,848

Annualized ROATE	11.97%	13.43%

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

Net Interest Income

Net interest income on a tax equivalent basis decreased $8.4 million to $112.1 million for the first quarter of 2013 from the fourth quarter of 2012 and declined $17.1 million as compared to the first quarter of 2012. Interest income on a tax equivalent basis decreased $9.8 million from the fourth quarter of 2012 mainly due to the combination of lower yields on loans and investments and a $228.2 million decrease in average loans. The decrease in interest income was partially offset by a $1.4 million decline in interest expense, which was mostly driven by lower average balances for time deposits as well as a 5 basis point decrease in the cost of average deposits and a 6 basis point decline in the cost of average long-term borrowings.

Average interest earning assets increased to $14.1 billion for the first quarter of 2013 as compared to approximately $14.0 billion for the first quarter of 2012 largely due to increases of $294.5 million and $91.9 million in average federal funds sold and other interest bearing deposits and loans, respectively. The increase in average federal funds sold and other interest bearing deposits mainly resulted from excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) caused by the net proceeds in investment sales, calls and repayments and an increase in our average deposits which outpaced loan volumes. The increase in average loans resulted from modest organic growth within our commercial real estate, automobile, and other consumer loan portfolios and residential mortgage loans over the last twelve month period, despite our shift to an originate and sell strategy for most of our new and refinanced residential mortgage loan originations starting in the third quarter of 2012 and continued loan run-off in the PCI loan portfolios. Compared to the fourth quarter of 2012, average interest earning assets decreased only $17.3 million. However, the mix of average loans and investments changed as average loans declined by $228.2 million, or 2.0 percent, to $11.0 billion for the first quarter of 2013 and average investments increased $223.8 million, or 9.2 percent, to $2.7 billion as compared to the fourth quarter of 2012. The decline in average loans quarter over quarter was mainly due to the aforementioned residential mortgage sales of refinanced loans, soft commercial loan demand and intense competition for quality loan borrowers in our marketplace. The increase in average investments during the first quarter of 2013 was comprised of increases totaling $160.1 million and $63.7 million in taxable and non-taxable investment securities, respectively, mainly due to the purchases of U.S. Treasuries, corporate bonds and municipal bond securities over the last six month period.

Average interest bearing liabilities decreased $260.0 million to approximately $10.8 billion for the first quarter of 2013 compared with the first quarter of 2012 mainly due to the normal run-off of maturing high cost certificate of deposit balances over the past twelve month period and a decline in the use of short-term FHLB borrowings for funding residential mortgage originations as our average non-interest bearing deposits increased by $336.4 million as compared to the first quarter of 2012. Compared to the fourth quarter of 2012, average interest bearing liabilities decreased $94.1 million for the first quarter of 2013, again, mostly due to the run-off of maturing higher rate certificates of deposit and the decline in use of short-term FHLB borrowings.

The net interest margin on a tax equivalent basis was 3.18 percent for the first quarter of 2013, a decrease of 23 basis points from 3.41 percent in the linked fourth quarter of 2012, and a 52 basis point decline from 3.70 percent for the quarter ended March 31, 2012. The yield on average interest earning assets decreased by 27 basis points on a linked quarter basis mainly as a result of lower yields on average loans and investment securities caused by the current and prolonged low level of market yields on new loans and securities, the continued refinance and repayment of higher yielding interest earning assets, and two less days during the first quarter of 2013. The yield on average loans also decreased 27 basis points to 4.82 percent for the three months ended March 31, 2013 from the fourth quarter of 2012. The aggregate net change in infrequent items that impact our loan yields from time to time, such as accelerated interest accretion recognized on certain PCI loan pools that were fully repaid and loan prepayment penalty fees accounted for approximately six basis points of the decline in our loan yield for the first quarter as compared to the fourth quarter of 2012. Additionally, the repayment volume of higher yielding non-PCI loans (with and without contractual prepayment penalties) remained elevated for the first quarter of 2013 and negatively impacted the overall yield on average loans. The overall cost of average interest bearing liabilities decreased by approximately 3 basis points from 1.63 percent in the linked fourth quarter of 2012 mainly due to declines ranging from 1 to 6 basis points for borrowing costs across all of our interest bearing liability categories during the first quarter of 2013, partly caused by two less days during the first quarter of 2013. Higher cost maturing time deposits mostly contributed to the decline in deposit costs and resulted in a $132.4 million decrease in average time deposits as compared to the fourth quarter of 2012. Our cost of total deposits was 0.46 percent for the first quarter of 2013 compared to 0.49 percent for the three months ended December 31, 2012.

We believe our margin will continue to face the risk of compression into the foreseeable future due to the current low level of interest rates on most interest earning asset alternatives combined with the re-pricing risk related to the maturity and prepayment of loans and investments yielding higher than market interest rates. Additionally, our interest income on loans may increase or decrease each period due to prospective yield adjustments resulting from unexpected changes in the actual cash flows from PCI loans pools (see discussion under the “Covered Loans” section below). However, we continue to tightly manage our balance sheet and our cost of funds to optimize our returns. During the remainder of 2013, we will continue to explore ways to reduce our costs and optimize our net interest margin, including potential reductions in interest rates on certain deposit products whenever possible and minimizing the levels of excess liquidity caused by prepayment activity. Additionally, two interest rate caps with a total notional amount of $100 million used to hedge the cash flows of certain borrowings will expire on May 1, 2013, which is expected to have a slightly positive impact on our cost of funds from that point forward in 2013. Although we cannot make any guarantees as to the potential future benefits to our net interest margin, we believe these actions and other asset/liability strategies will at least partially temper the negative impact of the current interest rate environment.

The following table reflects the components of net interest income for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2013			December 31, 2012			March 31, 2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,048,612	$133,054	4.82%	$11,276,804	$143,470	5.09%	$10,956,666	$148,470	5.42%
Taxable investments (3)	2,091,866	16,169	3.09	1,931,717	15,916	3.30	2,469,057	22,502	3.65
Tax-exempt investments (1)(3)	568,827	5,614	3.95	505,156	5,210	4.13	439,927	4,799	4.36
Federal funds sold and other interest bearing deposits	388,669	216	0.22	401,595	253	0.25	94,127	55	0.23

Total interest earning assets	14,097,974	155,053	4.40	14,115,272	164,849	4.67	13,959,777	175,826	5.04

Allowance for loan losses	(130,723)			(131,201)			(135,449)
Cash and due from banks	408,964			425,708			467,313
Other assets	1,450,530			1,427,257			1,453,509
Unrealized losses on securities available for sale, net	(5,525)			(1,987)			(32,005)

Total assets	$15,821,220			$15,835,049			$15,713,145

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,260,535	$4,702	0.36%	$5,163,073	$4,995	0.39%	$5,072,431	$5,354	0.42%
Time deposits	2,493,288	8,111	1.30	2,625,681	8,779	1.34	2,812,582	10,185	1.45

Total interest bearing deposits	7,753,823	12,813	0.66	7,788,754	13,774	0.71	7,885,013	15,539	0.79
Short-term borrowings	140,600	144	0.41	197,442	209	0.42	237,676	253	0.43
Long-term borrowings (4)	2,886,509	30,040	4.16	2,888,797	30,457	4.22	2,918,216	30,885	4.23

Total interest bearing liabilities	10,780,932	42,997	1.60	10,874,993	44,440	1.63	11,040,905	46,677	1.69

Non-interest bearing deposits	3,448,327			3,382,494			3,111,959
Other liabilities	84,993			60,887			82,148
Shareholders’ equity	1,506,968			1,516,675			1,478,133

Total liabilities and shareholders’ equity	$15,821,220			$15,835,049			$15,713,145

Net interest income/interest rate spread (5)		$112,056	2.80%		$120,409	3.04%		$129,149	3.35%

Tax equivalent adjustment		(2,020)			(1,880)			(1,690)

Net interest income, as reported		$110,036			$118,529			$127,459

Net interest margin (6)			3.12%			3.36%			3.65%
Tax equivalent effect			0.06%			0.05%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.18%			3.41%			3.70%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2013
	Compared with March 31, 2012
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(in thousands)
Interest Income:
Loans*	$1,236	$(16,652)	$(15,416)
Taxable investments	(3,176)	(3,157)	(6,333)
Tax-exempt investments*	1,305	(490)	815
Federal funds sold and other interest bearing deposits	164	(3)	161

Total decrease in interest income	(471)	(20,302)	(20,773)

Interest Expense:
Savings, NOW and money market deposits	193	(845)	(652)
Time deposits	(1,094)	(980)	(2,074)
Short-term borrowings	(100)	(9)	(109)
Long-term borrowings and junior subordinated debentures	(333)	(512)	(845)

Total decrease in interest expense	(1,334)	(2,346)	(3,680)

Total increase (decrease) in net interest income	$863	$(17,956)	$(17,093)

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Trust and investment services	$1,977	$1,774
Insurance commissions	3,990	5,436
Service charges on deposit accounts	5,690	5,946
Gains (losses) on securities transactions, net	3,958	(157)
Trading (losses) gains, net:
Trading securities	(30)	252
Junior subordinated debentures carried at fair value	(2,172)	(1,240)

Total trading losses, net	(2,202)	(988)
Fees from loan servicing	1,517	1,159
Gains on sales of loans, net	15,060	3,166
(Losses) gains on sales of assets, net	(268)	32
Bank owned life insurance	1,341	1,959
Change in FDIC loss-share receivable	(3,175)	(90)
Other	3,408	4,358

Total non-interest income	$31,296	$22,595

Insurance commissions decreased $1.4 million for the three months ended March 31, 2013, as compared to the same period in 2012 mainly due to lower third party commissions generated by our title insurance subsidiaries, and a moderate decline in revenues at our all-line insurance agency.

Net gains on securities transactions increased $4.1 million to $4.0 million for the first quarter of 2013 from a net loss of $157 thousand for the three months ended March 31, 2012 primarily due to the sale of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock classified as available for sale with amortized cost totaling $941 thousand.

Net trading gains and losses represent the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value and the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio. Net trading losses increased $1.2 million to a loss of $2.2 million for the three months ended March 31, 2013 as compared to the same period in 2012 mainly due to the change in the non-cash mark to market adjustments on our junior subordinated debentures carried at fair value based upon the exchange traded market prices on the related trust preferred securities. See Note 5 to the consolidated financial statements for more details.

Net gains on sales of loans increased $11.9 million to $15.1 million for the first quarter of 2013 compared to the three months ended March 31, 2012 primarily due to our decision to sell a larger portion of our residential mortgage originations (starting in the second half of 2012) combined with record mortgage originations during the first quarter of 2013 caused, in part, by the low level of market interest rates, the continued success of Valley’s low fixed-price refinance programs, and gradual signs of a housing recovery. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains (or losses) on our loans held of sale carried at fair value each period end. Actual sales of mortgages contributed approximately $16.3 million in gains for the three months ended March 31, 2013 as compared to $3.6 million in the first quarter of 2012. These gains were partially offset by the net change in the fair value of loans held for sale resulting in losses of approximately $1.2 million and $433 thousand in the first quarter of 2013 and 2012, respectively. We expect the overall level of net gains recognized during the first quarter of 2013 to continue into the second quarter of 2013 as we currently intend to sell a large portion of our mortgage loan production, dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 5 of the consolidated financial statements.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. During the first quarter of 2013, the aggregate effect of changes in the FDIC loss-share receivable amounted to a $3.2 million net reduction in non-interest income largely due to a $2.7 million reduction in the FDIC’s portion of estimated losses related to estimated additional credit impairment of certain loan pools subsequent to acquisition. The decrease in estimated additional credit impairment for the loan pools also reduced our provision for losses on covered loans by $2.2 million for the three months ended March 31, 2013. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 7 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Salary and employee benefits expense	$50,572	$51,026
Net occupancy and equipment expense	18,889	17,362
FDIC insurance assessment	3,353	3,619
Amortization of other intangible assets	1,603	1,958
Professional and legal fees	3,892	3,624
Advertising	1,802	1,688
Other	15,328	15,271

Total non-interest expense	$95,439	$94,548

Total non-interest expense was $95.4 million for the first quarter of 2013 and remained relatively unchanged as compared to the three months ended March 31, 2012. Net occupancy and equipment expenses increased $1.5 million to $18.9 million for the first quarter as compared to the same period one year ago primarily due to higher normal seasonal maintenance expenses, as well as an increase in depreciation expense primarily related to technological updates to certain systems, including new deposit automation systems implemented throughout our branch network during 2012. Amortization of other intangibles decreased as compared to the first quarter of 2012 mainly due to a $867 thousand increase in net recoveries of impairment charges on certain loan servicing rights during the first quarter of 2013, partially offset by higher amortization expense caused, in part, by additional loan servicing rights recorded since we implemented an “originate and sell” model for a large portion of our mortgage loan originations starting in the second half of 2012.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 67.53 percent for the three months ended March 31, 2013 compared to 63.01 percent for the same period in 2012. The negative upward movement in our efficiency ratio in first quarter of 2013 was largely attributable to an $17.4 million decline in net interest income. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $12.8 million and $15.3 million for the quarters ended March 31, 2013 and 2012, respectively. The provision for income taxes for the first quarter of 2013 resulted in an effective tax rate of 29 percent compared with 30.7 percent in the three months ended March 31, 2012. The decrease in tax rate and expense as compared to the first quarter of 2012 was primarily due to a decrease in pre-tax income for the first quarter of 2013 and an increase in tax credit investments.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2013, we anticipate that our effective tax rate will approximate 29 percent.

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

The following tables present the financial data for each business segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,879,698	$7,168,914	$3,049,362	$—	$14,097,974
Income (loss) before income taxes	20,237	23,808	1,026	(947)	44,124
Annualized return on average interest earning assets (before tax)	2.09%	1.33%	0.13%	N/A	1.25%

	Three Months Ended March 31, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,728,428	$7,228,238	$3,003,111	$—	$13,959,777
Income (loss) before income taxes	13,005	37,362	7,168	(7,726)	49,809
Annualized return on average interest earning assets (before tax)	1.40%	2.07%	0.95%	N/A	1.43%

Consumer Lending

This segment, representing 35.4 percent of our loan portfolio at March 31, 2013, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio, which including covered loans represented 21.8 percent of our loan portfolio at March 31, 2013, is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 7.5 percent of total loans at March 31, 2013) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average assets for the three months ended March 31, 2013 increased $151.3 million as compared to the first quarter of 2012. The increase in average loans mainly resulted from modest organic growth within our automobile and other consumer loan portfolios over the last twelve-month period. The increase in automobile loan balances as compared to the first quarter of 2012 was due, in part, to solid loan demand, slowed run-off, as well as purchased loans.

Income before income taxes increased $7.2 million to $20.2 million for the first quarter of 2013 as compared to the first quarter of 2012. The increase was mainly due to higher non-interest income and a decrease in the provision for loan losses. Non-interest income increased $11.3 million to $25.2 million for the first quarter of 2013 due to an increase in net gains on sales of residential mortgage loans as we sold a large portion of our mortgage loan originations. During the first quarter of 2013, we originated $577 million in new and refinanced loans as compared to $523 million in the same period of 2012, and retained only 21 percent of these loans in our portfolio at March 31, 2013. The provision for credit losses decreased $2.2 million to $423 thousand during the first quarter of 2013 as compared to the first quarter of 2012 mainly due to improved expected loss experience and economic outlook since one year ago.

The net interest margin decreased 42 basis points to 3.03 percent for the first quarter of 2013 as compared to the same quarter one year ago mainly as a result of a 53 basis point decrease in yield on average loans caused by the current and prolonged low level of market yields on new loans, partially offset by an 11 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due the run-off of maturing high cost certificates of deposit, lower interest rates offered on most of our deposit products over the past twelve month coupled with decline in the cost of long-term borrowings.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $34.7 million of covered loans, totaled approximately $2.1 billion and represented 19.2 percent of the total loan portfolio at March 31, 2013. Commercial real estate loans and construction loans, including $115.6 million of covered loans, totaled $4.9 billion and represented 45.4 percent of the total loan portfolio at March 31, 2013.

Average assets for the three months ended March 31, 2013 decreased $59.3 million as compared to the first quarter of 2012. This decrease was primarily attributable to continued loan repayments including some full loan repayments from a few large borrowers, lower line of credit usage during the first quarter of 2013, and continued strong market competition for quality credits.

For the three months ended March 31, 2013, income before income taxes decreased $13.6 million to $23.8 million as compared to the first quarter of 2012 mostly due to a $9.7 million decrease in net interest income mainly driven by lower yields on average loans, as well as a decrease in average loan balances as repayments outpaced loan volumes in the commercial and industrial loan portfolio. Additionally, non-interest income decreased $3.6 million as compared to the first quarter of 2012 largely due to the aggregate effect of changes in the FDIC loss-share receivable. The negative impact of these items was partially offset by a $1.8 million decrease in the provision for credit losses during the first quarter of 2013 as compared to the first quarter of 2012 mainly due to a decline in additional estimated credit losses on covered loans during the first quarter of 2013.

The net interest margin decreased 51 basis points to 4.11 for the first quarter of 2013 as compared to the same quarter one year ago mainly as a result of a 62 basis point decrease in yield on average loans, partially offset by the 11 basis point decrease in the costs of our funding sources.

Investment Management

The investment management segment generates a large portion of our income through investments in various types of securities and interest-bearing deposits with other banks. These investments are mainly comprised of fixed rate securities, trading securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of our balance sheet (see the “Asset/Liability Management” section below for further analysis). Net gains and losses on the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

Average investments increased $46.3 million during the first quarter of 2013 as compared to the first quarter in 2012 primarily due to the excess liquidity from the lack of loan growth used to purchase various types of investment securities and held in overnight interest bearing deposits with banks.

For the three months ended March 31, 2013, income before income taxes decreased $6.2 million to $1.0 million for the first quarter of 2013 compared to $7.2 million for the three months ended March 31, 2012 mostly due to a $4.7 million decrease in net interest income and a $580 thousand decrease in non-interest income. The decrease in net interest income was driven by a 77 basis point decline in the yield on investments mainly resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates over the last twelve months as well as an increase in the amortization of premiums on certain mortgage-backed securities.

The net interest margin decreased 66 basis points to 1.8 percent for the first quarter of 2013 as compared to the same quarter one year ago mainly as a result of a 77 basis point decrease in the yield on investments, partially offset by lower costs associated with our funding sources.

Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net trading and securities gains and losses, and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to certain subordinated notes, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment decreased $6.8 million to $947 thousand for the three months ended March 31, 2013 as compared to a $7.7 million for the three months ended March 31, 2012. Internal transfer income increased $3.1 million and non-interest expense decreased $2.4 million as compared to the same quarter one year ago. Additionally, non-interest income increased $1.6 million mainly due to an increase in net gains on securities transactions, partially offset by an increase in net trading losses as compared to the first quarter of 2012. Net gains on securities transactions increased $4.1 million from a net loss of $157 thousand for the three months ended March 31, 2012 primarily due to the sale of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock classified as available for sale during the first quarter of 2013. Net trading losses increased $1.2 million during the first quarter of 2013 as compared to the same period year ago mainly due to the change in the non-cash mark to market adjustments on our junior subordinated debentures carried at fair value.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources and uses of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk and cash flows of financial assets and liabilities. Specifically, management employs multiple risk management activities such as optimizing the level of (currently lower yielding) new residential mortgage originations retained in our mortgage portfolio through sales in the secondary market, product pricing levels, the desired maturity levels for new originations, the composition levels of both our interest earning assets and interest bearing liabilities, as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2013. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2013. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2013. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2013 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2013. The model utilizes an immediate parallel shift in the market interest rates at March 31, 2013.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$21,220	4.93%
+100	7,899	1.83

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to increase net interest income over the next twelve months by 1.83 percent. Our balance sheet sensitivity to such a move in interest rates at March 31, 2013 increased as compared to December 31, 2012 (which was an increase of 0.60 percent in net interest income over a 12 twelve month period) largely due to a $125.1 million increase in interest bearing deposits with banks, comprised mostly of overnight cash deposits that are immediately sensitive to a rise in interest rates. These cash deposits, largely held at the Federal Reserve Bank of New York, increased due to excess liquidity from a large volume of loan and investment prepayments and normal payments received during the first quarter of 2013, combined with higher deposit balances. Much of this liquidity is expected to be redeployed during the second quarter and, as a result, our asset sensitivity may decline as compared to March 31, 2013. Additionally, our current positive sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

As a result of the current low interest rate environment, we do not anticipate any significant declines in interest rates over the next twelve months. For this reason, we did not use an interest rate sensitivity simulation that assumes an immediate decline in the level of interest rates over the next twelve months.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we attempt to manage the Bank’s aggregate sensitivity in a manner to mitigate the potential lag in the portfolios re-pricing. We expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. However, many of the residential mortgage-backed securities have rapidly paid down in the current low interest rate environment, and the resulting acceleration of the securities’ premium amortization has negatively impacted our interest income during the three months ended March 31, 2013 and may continue to do so if the market interest rates remain a historically low levels.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime rate (as reported by The Wall Street Journal) and effective federal funds rates, respectively. We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at March 31, 2013 that currently pay fixed and receive floating rates. Additionally, we utilize fair value and non-designated hedge interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and caps negatively impacted our net interest income during both the three months ended March 31, 2013 and 2012. We expect this negative trend to continue into the foreseeable future due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the ailing economy. See Note 13 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at March 31, 2013.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.2 billion, representing 15.3 percent of earning assets, at March 31, 2013 and $1.9 billion, representing 13.4 percent of earning assets, at December 31, 2012. Of the $2.2 billion of liquid assets at March 31, 2013, approximately $356 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $529 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2013) are projected to be approximately $3.8 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.0 billion and $9.9 billion for the first quarter of 2013 and for the year ended December 31, 2012, respectively, representing 71.2 percent and 70.3 percent of average earning assets for the same periods of 2013 and 2012, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2013, our borrowing capacity under the Fed’s discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings decreased $7.0 million to $147.3 million at March 31, 2013 as compared to $154.3 million at December 31, 2012 due to lower repo balances. At March 31, 2013 and December 31, 2012, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of March 31, 2013, we had approximately $1.6 billion, $955.3 million, and $22.1 million in held to maturity, available for sale and trading securities, respectively. At March 31, 2013, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2013.

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$965,637	$41,980	$(1,247)	$1,006,370
AA Rated	286,104	13,676	(731)	299,049
A Rated	36,263	1,591	(6)	37,848
BBB Rated	68,405	5,946	(71)	74,280
Non-investment grade	29,319	1,223	(225)	30,317
Not rated	179,879	34	(13,065)	166,848

Total investment securities held to maturity	$1,565,607	$64,450	$(15,345)	$1,614,712

Available for sale investment grades:*
AAA Rated	$705,454	$6,632	$(8,018)	$704,068
AA Rated	9,866	1,052	(1)	10,917
A Rated	47,689	1,280	(3,118)	45,851
BBB Rated	73,372	1,483	(1,741)	73,114
Non-investment grade	50,057	711	(4,402)	46,366
Not rated	71,559	5,473	(2,078)	74,954

Total investment securities available for sale	$957,997	$16,631	$(19,358)	$955,270

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range.

For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $179.9 million in investments not rated by the rating agencies with aggregate unrealized losses of $13.1 million at March 31, 2013. The unrealized losses for this category almost entirely relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2013, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $50.1 million and $46.4 million, respectively, at March 31, 2013. The $4.4 million in unrealized losses for this category are largely related to 3 private label mortgage-backed securities and 2 pooled trust preferred securities. Of the five securities, four were found to be other-than-temporarily impaired prior to December 31, 2012. The available for sale portfolio also includes investments not rated by the rating agencies with aggregate fair values and unrealized losses of $75.0 million and $2.1 million, respectively, at March 31, 2013. The unrealized losses for this category almost entirely are attributable to trust preferred securities issued by one deferring bank holding company that were other-than-temporarily impaired prior to December 31, 2012. See further details regarding these impaired securities and our other-than-temporary analysis in Note 6 to the consolidated financial statements.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,045,514	$2,084,826	$2,118,870	$2,165,656	$2,170,378
Commercial real estate:
Commercial real estate	4,351,291	4,417,709	4,445,338	4,441,026	4,347,542
Construction	438,674	425,444	435,939	411,639	430,906

Total commercial real estate	4,789,965	4,843,153	4,881,277	4,852,665	4,778,448

Residential mortgage	2,352,560	2,462,429	2,499,554	2,745,101	2,531,166
Consumer:
Home equity	462,297	485,458	492,338	499,749	507,560
Automobile	811,060	786,528	789,248	778,181	764,082
Other consumer	188,827	179,731	160,118	155,963	145,703

Total consumer loans	1,462,184	1,451,717	1,441,704	1,433,893	1,417,345

Total non-covered loans	10,650,223	10,842,125	10,941,405	11,197,315	10,897,337

Covered loans (1)	161,276	180,674	207,533	226,537	252,185

Total loans (2)	$10,811,499	$11,022,799	$11,148,938	$11,423,852	$11,149,522

As a percent of total loans:
Commercial and industrial	18.9%	19.0%	19.0%	18.9%	19.4%
Commercial real estate	44.3	43.9	43.8	42.5	42.9
Residential mortgage	21.8	22.3	22.4	24.0	22.7
Consumer loans	13.5	13.2	12.9	12.6	12.7
Covered loans	1.5	1.6	1.9	2.0	2.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $ 6.8 million, $3.4 million, $ 3.8 million, $ 1.2 million, and $4.4 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) decreased $191.9 million to $10.7 billion at March 31, 2013 from December 31, 2012 mainly due to our decision to sell the majority of our new and refinanced residential mortgage loans, some large repayments and reduced line usage within the commercial loan categories of the PCI loan portfolio, and continued strong competition for high quality commercial borrowers.

Commercial and industrial loans decreased $39.3 million from December 31, 2012 primarily due to elevated levels of repayments including full loan repayments from a few large borrowers, strong market competition for quality credits, as well as a reduction in line of credit usage during the first quarter of 2013.

Commercial real estate loans (including construction loans) declined $53.2 million from December 31, 2012 to $4.8 billion at March 31, 2013 due to a $52.0 million decrease in non-covered PCI loans acquired and purchased in 2012. The decline in PCI loans was due to normal payments, as well as prepayments caused by strong competition in the Long Island market and excess borrower liquidity. However, construction loans within non-PCI loan portion of the commercial real estate loan portfolio increased $13.2 million largely due to advances on existing construction loan projects and moderate improvement in demand, mainly in our New Jersey market.

Residential mortgage loans decreased $109.9 million from December 31, 2012 mostly due to a high volume of first quarter refinancing activity, with many of the new loans either sold in the secondary market or held for sale at March 31, 2013. Loans held for sale carried at fair value increased to $135.1 million (with $131.5 million in unpaid contractual balances) at March 31, 2013 as compared to $120.2 million (with $115.4 million in unpaid contractual balances) at December 31, 2012. Our residential mortgage pipeline has remained very robust mainly due to the continued success of our low fixed-price refinance programs and the current low level of market interest rates. During the first quarter of 2013, we originated over $577 million in new and refinanced residential mortgage loans and retained approximately 21 percent of these loans in our loan portfolio at March 31, 2013. We expect to continue an “originate and sell” model for a large portion of our mortgage loan originations during the remainder of 2013 assuming that market conditions do not adversely change and we are able to maintain an appropriate mix of residential mortgage loans on our balance sheet.

Total consumer loans increased $10.5 million from December 31, 2012 largely due to increases in automobile and other consumer loan portfolios, partially offset by paydowns of home equity loans during the first quarter of 2013.

Automobile loans increased by $24.5 million to $811.1 million at March 31, 2013 as compared to December 31, 2012 largely due to increased new loan volumes as compared to the fourth quarter of 2012. During the first quarter of 2013, we also purchased approximately $10.5 million in auto loans as compared to $6.6 million in purchased loans during the fourth quarter of 2012. From time to time, the Bank purchases automobile loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased automobile loans are selected using Valley’s normal underwriting criteria at the time of purchase. Home equity loans declined $23.2 million to $462.3 million at March 31, 2013 as compared to December 31, 2012 due to normal repayment activity outpacing new loan origination volumes. Other consumer loans increased $9.1 million to $188.8 million at March 31, 2013 as compared to $179.7 million at December 31, 2012 mainly due to higher collateralized personal lines of credit balances. Despite the growth in other consumer loans, overall consumer demand has remained somewhat soft as borrowers’ appetite for additional debt continues to be tempered by the uncertain sustainability of a slowly improving economy.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans for which the Bank will share losses with the FDIC which totaled $909.8 million and $161.3 million, respectively, at March 31, 2013. Our covered loans, consisting primarily of commercial real estate loans and commercial and industrial loans, were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions in 2010. As required by U.S. GAAP, all of our PCI loans are accounted under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

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

At both acquisition and subsequent quarterly reporting dates, Valley uses a third party service provider to assist with determining the contractual and estimated cash flows. Valley provides the third party with updated loan-level information derived from Valley’s main operating system, contractually required loan payments and expected cash flows for each loan pool individually reviewed by Valley. Using this information, the third party provider determines both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows is subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield received back from the third party are reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.

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

At the time of acquisition, the estimated cash flows on our PCI loans were based on observable market information, as well as Valley’s own specific assumptions regarding each loan. Valley performed credit due diligence on the majority of the loans acquired in 2012 and the FDIC-assisted transactions. In addition, Valley engaged a third party to perform credit valuations and expected cash flow forecasts on the acquired loans. The initial expected cash flows for loans accounted for under ASC Subtopic 310-30 were prepared on a loan-level basis utilizing the assumptions developed by Valley in conjunction with the third party. In accordance with ASC Subtopic 310-30, the individual loan-level cash flow assumptions were then aggregated on the basis of pools of loans with similar risk characteristics. Thereafter, on a quarterly basis, Valley analyzes the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. In re-forecasting future estimated cash flow, Valley will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which Valley does not reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

The following table summarizes the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$986,990	$126,749	$—	$—
Acquisitions*	—	—	1,088,421	168,271 *
Accretion	12,797	(12,797)	14,812	(14,812)
Payments received	(90,035)	—	(65,846)	—

Balance, end of the period	$909,752	$113,952	$1,037,387	$153,459

Covered loans:
Balance, beginning of the period	$171,182	$42,560	$258,316	$66,724
Accretion	3,438	(3,438)	8,372	(8,372)
Payments received	(19,156)	—	(23,436)	—
Net increase in expected cash flows	—	64	—	—
Transfers to other real estate owned	(3,534)	—	(4,595)	—
Provision for losses on covered loans	2,166	—	—	—

Balance, end of the period	$154,096	$39,186	$238,657	$58,352

*	Excludes the estimated accretable yield for $111.8 million of commercial real estate loans purchased on March 28, 2012. These purchased loans had an outstanding principal balances totaling $ 117.0 million at March 31, 2012.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $7.2 million at March 31, 2013 as compared to $13.5 million at March 31, 2012. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the first quarter of 2013, we recorded a credit to the provision for losses on covered loans totaling $2.2 million as a component of our provision for credit losses in the consolidated statement of income.

Although we recognized credit impairment for certain pools prior to 2012, on an aggregate basis the acquired pools of covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the first quarter of 2013, we reduced our FDIC loss-share receivable by $1.5 million due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period (see table in the next section below).

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

The following table presents changes in the FDIC loss-share receivable for the quarters ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of the period	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	33	81
Effect of additional cash flows on covered loans (prospective recognition)	(1,482)	(1,637)
Decrease in the provision for losses on covered loans	(2,678)	—
Other reimbursable expenses	952	1,466
Payments to (reimbursements from) the FDIC	1,592	(4,372)

Balance, end of the period	$43,413	$69,928

Valley recognized a $3.2 million and $90 thousand reduction in non-interest income for the three months ended March 31, 2013 and 2012, respectively, related to discount accretion and the post-acquisition adjustments to the FDIC loss-share receivable included in the table above.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), and other repossessed assets which consist of five aircraft and several automobiles at March 31, 2013. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets at March 31, 2013, but has increased over the last twelve month period (as shown in the table below).

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

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
			($ in thousands)
Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$7,656	$3,578	$17,459	$2,275	$5,531
Commercial real estate	21,665	13,245	6,236	11,483	8,897
Construction	8,812	6,685	—	270	9,312
Residential mortgage	12,424	18,951	16,961	10,148	12,988
Consumer	5,096	7,227	6,463	5,872	5,330

Total 30 to 89 days past due	55,653	49,686	47,119	30,048	42,058

90 or more days past due:
Commercial and industrial	31	283	—	512	—
Commercial real estate	259	2,950	221	—	711
Construction	—	2,575	1,024	—	—
Residential mortgage	1,885	2,356	1,051	727	1,749
Consumer	229	501	197	246	214

Total 90 or more days past due	2,404	8,665	2,493	1,485	2,674

Total accruing past due loans	$58,057	$58,351	$49,612	$31,533	$44,732

Non-accrual loans:(1)
Commercial and industrial	$21,692	$22,424	$12,296	$12,652	$24,196
Commercial real estate	56,042	58,625	58,541	61,864	47,433
Construction	13,199	14,805	15,139	16,502	17,704
Residential mortgage	31,905	32,623	31,564	32,045	32,291
Consumer	2,766	3,331	3,831	3,165	3,583

Total non-accrual loans	125,604	131,808	121,371	126,228	125,207

Other real estate owned (OREO) (2)	18,463	15,612	15,403	14,724	14,119
Other repossessed assets	8,053	7,805	7,733	8,548	1,769
Non-accrual debt securities(3)	48,143	40,303	40,779	45,921	38,502

Total non-performing assets (NPAs)	$200,263	$195,528	$185,286	$195,421	$179,597

Performing troubled debt restructured loans	$108,654	$105,446	$109,282	$113,610	$96,152
Total non-accrual loans as a % of loans	1.16%	1.20%	1.09%	1.10%	1.12%
Total NPAs as a % of loans and NPAs	1.82	1.74	1.63	1.68	1.59
Total accruing past due and non-accrual loans as a % of loans	1.70	1.73	1.53	1.38	1.52
Allowance for losses on non-covered loans as a % of non-accrual loans	91.29	91.58	98.67	93.55	95.32

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.
(2)

This table excludes OREO properties related to the FDIC-assisted transactions totaling $11.1 million and $8.9 million at March 31, 2013 and December 31, 2012, respectively, $11.2 million at both September 30, 2012 and June 30, 2012, and $11.0 million at March 31, 2012, and is subject to the loss-sharing agreements with the FDIC.

(3)

Include other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value net of unrealized gains totaling $965 thousand at March 31, 2013, and net unrealized losses totaling $6.9 million, $6.4 million, $5.8 million and $3.2 million at December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.

Total NPAs increased $4.7 million from December 31, 2012 to $200.3 million at March 31, 2013 mainly due to a $7.8 million increase in the estimated fair value of non-accrual debt securities (consisting of other-than-temporarily impaired trust preferred securities classified as available for sale) totaling $48.1 million at March 31, 2013. The increase in the carrying value of non-accrual debt securities from December 31, 2012 was entirely due to a decrease in the unrealized losses (or non-credit impairment) on such securities. There was no change in the number of debt securities on non-accrual status during the first quarter of 2013. See Note 5 to the consolidated financial statements for additional information on the valuation techniques used to fair value these securities.

Loans past due 30 to 89 days increased $6.0 million to $55.7 million at March 31, 2013 compared to December 31, 2012 mainly due to higher delinquencies within commercial real estate loans. Within this past due category, commercial real estate loans increased $8.4 million to $21.7 million at March 31, 2013 largely due to one $6.4 million impaired loan (which subsequently paid down to $4.6 million and became current to all contractually past due payments during April 2013), and $3.1 million in matured performing loans in the normal process of renewal. Commercial and industrial loans and construction loans past due 30 to 89 days also included matured performing loans in the normal process of renewal totaling approximately $3.3 million and $3.9 million, respectively, at March 31, 2013. Valley believes the majority of all loan types in this past due category are well secured, in the process of collection and do not represent a material negative trend within the loan portfolio.

Loans past due 90 days or more and still accruing decreased $6.3 million to $2.4 million at March 31, 2013 compared to $8.7 million at December 31, 2012. The decrease in this past due category was mostly due to matured performing loans in the normal process of renewal within the commercial real estate and construction loan portfolios at December 31, 2012 that were subsequently renewed and performing as of March 31, 2013.

Non-accrual loans decreased $6.2 million to $125.6 million at March 31, 2013 as compared to $131.8 million at December 31, 2012 due, in part, to $3.0 million in loan charge-offs related to the valuation of collateral dependent impaired loans, $988 thousand of transfers to OREO, as well as $1.8 million of commercial impaired loans paid off during the first quarter of 2013. Our non-accrual loans also included performing residential mortgage and home equity loans totaling $6.0 million at March 31, 2013 and $3.0 million at both December 31, 2012 and September 30, 2012, which were classified as non-accrual loans due to the Office of the Comptroller of the Currency (OCC) guidelines on borrowers in Chapter 7 bankruptcy issued during the second half of 2012. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $208.7 million at March 31, 2013 and had $28.1 million in related specific reserves included in our total allowance for loan losses.

OREO and other repossessed assets (which consists of 44 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC, totaled $18.5 million and $8.1 million, respectively, at March 31, 2013 as compared to $15.6 million and $7.8 million, respectively, at December 31, 2012. The $2.9 million increase in OREO was mainly due to the completed foreclosure of 8 additional residential properties during the first quarter of 2013. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. We believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPA’s, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $108.7 million at March 31, 2013 and consisted of 98 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to 88 loans totaling $105.4 million at December 31, 2012. On an aggregate basis, the $108.7 million in performing TDRs at March 31, 2013 had a modified weighted average interest rate of approximately 4.88 percent as compared to a pre-modification weighted average interest rate of 5.54 percent. See Note 7 to the consolidated financial statements for more information regarding our TDR loans.

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

Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. Allowance for credit losses methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
		($ in thousands)
Average loans outstanding	$11,048,612	$11,276,804	$10,956,666

Beginning balance—Allowance for credit losses	$132,495	$131,597	$136,185
Loans charged-off:
Commercial and industrial	(7,325)	(2,241)	(4,807)
Commercial real estate	(598)	(917)	(570)
Construction	(1,395)	(576)	(510)
Residential mortgage	(892)	(889)	(1,176)
Consumer	(1,509)	(1,730)	(1,483)

	(11,719)	(6,353)	(8,546)

Charged-off loans recovered:
Commercial and industrial	1,338	1,565	1,005
Commercial real estate	15	20	120
Construction	—	—	—
Residential mortgage	70	63	514
Consumer	396	403	601

	1,819	2,051	2,240

Net charge-offs *	(9,900)	(4,302)	(6,306)
Provision charged for credit losses	1,769	5,200	5,697

Ending balance—Allowance for credit losses	$124,364	$132,495	$135,576

Components of allowance for credit losses:
Allowance for non-covered loans	$114,664	$120,708	$119,342
Allowance for covered loans	7,180	9,492	13,528

Allowance for loan losses	121,844	130,200	132,870
Allowance for unfunded letters of credit	2,520	2,295	2,706

Allowance for credit losses	$124,364	$132,495	$135,576

Components of provision for credit losses:
Provision for losses on non-covered loans	$3,710	$5,255	$5,374
Provision for losses on covered loans	(2,166)	—	—

Provision for loan losses	1,544	5,255	5,374
Provision for unfunded letters of credit	225	(55)	323

Provision for credit losses	$1,769	$5,200	$5,697

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.35%	0.15%	0.23%
Ratio of total net charge-offs to average loans outstanding	0.36	0.15	0.23
Allowance for non-covered loan losses as a % of non-covered loans	1.08	1.11	1.10
Allowance for credit losses as a % of total loans	1.15	1.20	1.22

*	Include covered loan charge-offs totaling $146 thousand the three months ended March 31, 2013. There were no charge-offs of covered loans for the three months ended December 31, 2012 and March 31, 2012. These charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

Net loan charge-offs totaling $9.9 million for the first quarter of 2013 increased $5.6 million and $3.6 million from the three months ended December 31, 2012 and March 31, 2012, respectively. The increase from the fourth quarter was largely as a result of a $5.0 million loss related to one commercial loan participation (caused by the borrower’s bankruptcy precipitated by fraudulent employee activities), as well as higher charge-offs related to the normal quarterly valuation of collateral dependent impaired loans. Additionally, there were charge-offs totaling $146 thousand on loans in our covered loan pools for the first quarter of 2013 as compared to no charge-offs during both the three months ended December 31, 2012 and March 31, 2012. Covered loan charge-offs are substantially covered by loss-sharing agreements with the FDIC.

The provision for credit losses totaled $1.8 million for the first quarter of 2013 as compared to $5.2 million for the linked fourth quarter of 2012 and $5.7 million for the first quarter of 2012. The decrease from the fourth quarter of 2012 was largely due to a $2.2 million credit to the provision for losses on covered loans during the first quarter of 2013 related to a decrease in the estimated additional credit impairment of certain loan pools subsequent to acquisition.

During the first and fourth quarters of 2012, we did not record a provision for losses on covered loans. The provision for loan losses on non-covered loans decreased $1.5 million as compared to the fourth quarter of 2012. The decrease was due to several factors, including improved expected loss experience and outlook for the commercial loan portfolios, lower specific reserves for impaired loans, the lack of loan growth within the commercial and residential mortgage loan portfolios, and moderately improving economic indicators during the first quarter of 2013.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2013		December 31, 2012		March 31, 2012
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
			($ in thousands)
Loan Category:
Commercial and Industrial loans *	$57,740	2.82%	$59,260	2.84%	$65,061	3.00%
Commercial real estate loans:
Commercial real estate	25,910	0.60%	24,651	0.56%	18,568	0.43%
Construction	11,853	2.70%	17,393	4.09%	13,337	3.10%

Total commercial real estate loans	37,763	0.79%	42,044	0.87%	31,905	0.67%
Residential mortgage loans	9,098	0.39%	9,361	0.38%	9,775	0.39%
Consumer loans:
Home equity	1,695	0.37%	1,807	0.37%	2,245	0.44%
Auto and other consumer	3,762	0.38%	3,735	0.39%	5,695	0.63%

Total consumer loans	5,457	0.37%	5,542	0.38%	7,940	0.56%
Unallocated	7,126	—	6,796	—	7,367	—

Allowance for non-covered loans and unfunded letters of credit	117,184	1.10%	123,003	1.13%	122,048	1.12%
Allowance for covered loans	7,180	4.45%	9,942	5.25%	13,528	5.36%

Total allowance for credit losses	$124,364	1.15%	$132,945	1.20%	$135,576	1.22%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 1.10 percent at March 31, 2013 as compared to 1.13 percent and 1.12 percent at December 31, 2012 and March 31, 2012, respectively. The allocation percentages for the construction loan category at March 31, 2013 shown in the table above decreased 1.39 percent from the fourth quarter of 2012 largely due to improved expected loss experience and outlook for this portfolio, as well as a $3.0 million decline in specific reserves for one impaired collateral dependent loan. Of the $3.0 million decrease in specific reserves, $1.6 million was due to an increase in the valuation of the loan’s underlying collateral based upon a current appraisal and the remaining $1.4 million was charged-off during the three months ended March 31, 2013. The impaired loan had a carrying value of $5.8 million at March 31, 2013.

Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $909.8 million) was 1.20 percent at March 31, 2013 as compared to 1.25 percent at December 31, 2012. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit, which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. There were no allocated reserves for non-covered PCI loans at March 31, 2013, December 31, 2012 and March 31, 2012.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at March 31, 2013.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales increased significantly since the third quarter of 2012 due to our shift to an “originate and sell” model for most of our mortgage loan production, which is likely to continue into the foreseeable future due to the low level of interest rates and our successful loan origination platform. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests (including only one request in 2013), of which none of the loan repurchases resulted in losses. No reserves pertaining to loans sold were established on our consolidated financial statements at March 31, 2013 and December 31, 2012. See Part I, Item 1A. Risk Factors—“We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on
Form 10-K for the year ended December 31, 2012 for additional information.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2013 and December 31, 2012, shareholders’ equity totaled approximately $1.5 billion or 9.4 percent of total assets. During the three months ended March 31, 2013, total shareholders’ equity increased $5.6 million, which comprised of (i) net income of $31.3 million, (ii) a $3.3 million decrease in our accumulated other comprehensive loss, (iii) a $2.0 million in net proceeds from 205 thousand shares from the reissuance of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $1.3 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $32.3 million. See Note 3 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three months ended March 31, 2013.

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

Valley’s Tier 1 capital position included $186.3 million of its outstanding trust preferred securities issued by capital trusts as of March 31, 2013 and December 31, 2012. Under the Dodd-Frank Act, Valley’s outstanding trust preferred securities issued by its capital trusts continue to qualify as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities that would qualify as Tier 1 capital. However, the U.S. federal banking agencies issued three notices of proposed rulemaking (NPRs) in June 2012 that would revise and/or replace the current regulatory capital rules outlined above with the Basel III final capital framework discussed in detail under the “Basel III” section in Part I Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012. The NPRs proposed, among other rules, to revise risk-based and leverage capital requirements for all insured banks and savings associations, and top-tier savings and loan holding companies domiciled in the United States. The NPRs and the Basel III final framework require the banking institutions to meet the following minimum capital ratios: 4.5 percent Tier 1 capital to risk-weighted assets, 8.0 percent Total capital to risk-weighted assets, and a new capital measure called “Common Equity Tier 1” to risk-weighted assets of 3.5 percent. The NPRs also propose that our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts (currently allowable under the Dodd-Frank Act) be disallowed pro rata over a 3 to 10 year phase-in period of the new rules, dependent upon varying interpretations of the current proposed rules. The proposals suggested an effective date of January 1, 2013, however the NPRs have not been revised or made final as of the filing date of this Quarterly Report on Form 10-Q.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at March 31, 2013 and December 31, 2012.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			($ in thousands)
As of March 31, 2013
Total Risk-based Capital
Valley	$1,414,688	12.5%	$903,059	8.0%	$	N/A	N/A	%
Valley National Bank	1,386,606	12.3	901,400	8.0		1,126,750	10.0
Tier 1 Risk-based Capital
Valley	1,250,324	11.1	451,529	4.0		N/A	N/A
Valley National Bank	1,222,242	10.9	450,700	4.0		676,050	6.0
Tier 1 Leverage Capital
Valley	1,250,324	8.2	613,201	4.0		N/A	N/A
Valley National Bank	1,222,242	8.0	612,359	4.0		765,449	5.0
As of December 31, 2012
Total Risk-based Capital
Valley	$1,413,901	12.4%	$913,402	8.0%	$	N/A	N/A	%
Valley National Bank	1,374,059	12.1	912,179	8.0		1,140,224	10.0
Tier 1 Risk-based Capital
Valley	1,241,316	10.9	456,701	4.0		N/A	N/A
Valley National Bank	1,201,499	10.5	456,090	4.0		684,134	6.0
Tier 1 Leverage Capital
Valley	1,241,316	8.1	613,471	4.0		N/A	N/A
Valley National Bank	1,201,499	7.8	612,636	4.0		765,795	5.0

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

	March 31, 2013	December 31, 2012
	($ in thousands except for share data)
Common shares outstanding	199,045,938	198,438,271

Shareholders’ equity	$1,507,999	$1,502,377
Less: Goodwill and other intangible assets	463,206	459,357

Tangible shareholders’ equity	$1,044,793	$1,043,020
Tangible book value per common share	$5.25	$5.26
Book value per share	$7.58	$7.57

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our common cash dividend pay-out per common share was greater than our earnings for the three months ended March 31, 2013, thereby causing our earnings retention to be zero for the same period. The cash dividends paid on our common stock exceeded net income mainly due to the continued negative impact of the low interest rate environment on our net interest income, as well other factors, including the non-cash mark to market losses recognized on our junior subordinated debentures carried at fair value during the first quarter of 2013. While we expect that our rate of earnings retention will improve in future periods due, in part, to our redeployment of a large amount of the excess liquidity at March 31, 2013 into new investment securities and loans during the early part of the second quarter, the potential future downward pressure on our net interest margin due to both the current low market interest rates and lack of meaningful loan growth (caused by unexpected prepayments, intense market competition, or low customer demand), mark to market losses on our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our cash dividend at current levels.

Cash dividends declared amounted to $0.16 per common share for both the three months ended March 31, 2013 and 2012 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned bank holding companies about distributing dividends which reduce its capital. Also, the OCC has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 in the MD&A section –“Off-Balance Sheet Arrangements” and Notes 12 and 13 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 58 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with the assistance of other members of Valley’s management, have evaluated the effectiveness of Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, Valley’s CEO and CFO have concluded that Valley’s disclosure controls and procedures are effective.

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.      Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1, 2013 to January 31, 2013	1,556	(2)	$9.97	—	4,112,465
February 1, 2013 to February 28, 2013	48,162	(2)	9.88	—	4,112,465
March 1, 2013 to March 31, 2013	—		—	—	4,112,465

Total	49,718			—

(1)

On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2013.

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

VALLEY NATIONAL BANCORP (Registrant)

Date: May 9, 2013	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2013	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer