Form 10-Q
period 2013-06-30
VALLEY NATIONAL BANCORP
filed 2013-08-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 199,448,985 shares were outstanding as of August 5, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$401,228	$390,078
Interest bearing deposits with banks	299,097	463,022
Investment securities:
Held to maturity (fair value of $1,764,181 at June 30, 2013 and $1,657,950 at December 31, 2012)	1,766,947	1,599,707
Available for sale	958,656	807,816
Trading securities	14,170	22,157

Total investment securities	2,739,773	2,429,680

Loans held for sale, at fair value	48,901	120,230

Non-covered loans	10,741,208	10,842,125
Covered loans	141,817	180,674
Less: Allowance for loan losses	(117,444)	(130,200)

Net loans	10,765,581	10,892,599

Premises and equipment, net	272,903	278,615
Bank owned life insurance	342,013	339,876
Accrued interest receivable	53,303	52,375
Due from customers on acceptances outstanding	3,775	3,323
FDIC loss-share receivable	40,686	44,996
Goodwill	428,234	428,234
Other intangible assets, net	39,002	31,123
Other assets	542,706	538,495

Total Assets	$15,977,202	$16,012,646

Liabilities
Deposits:
Non-interest bearing	$3,545,735	$3,558,053
Interest bearing:
Savings, NOW and money market	5,331,794	5,197,199
Time	2,365,093	2,508,766

Total deposits	11,242,622	11,264,018

Short-term borrowings	125,060	154,323
Long-term borrowings	2,695,897	2,697,299
Junior subordinated debentures issued to capital trusts (includes fair value of $150,001 at June 30, 2013 and $147,595 at December 31, 2012 for VNB Capital Trust I)	191,009	188,522
Bank acceptances outstanding	3,775	3,323
Accrued expenses and other liabilities	197,286	202,784

Total Liabilities	14,455,649	14,510,269

Shareholders’ Equity
Preferred stock, (no par value, authorized 30,000,000 shares; none issued)	—	—
Common stock, (no par value, authorized 232,023,233 shares; issued 199,254,687 shares at June 30, 2013 and 198,499,275 shares at December 31, 2012)	69,707	69,494
Surplus	1,396,996	1,390,851
Retained earnings	94,002	93,495
Accumulated other comprehensive loss	(39,152)	(50,909)
Treasury stock, at cost (0 common shares at June 30, 2013 and 61,004 common shares at December 31, 2012)	—	(554)

Total Shareholders’ Equity	1,521,553	1,502,377

Total Liabilities and Shareholders’ Equity	$15,977,202	$16,012,646

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$133,966	$143,812	$266,965	$292,272
Interest and dividends on investment securities:
Taxable	12,925	18,114	27,414	38,865
Tax-exempt	3,673	3,227	7,322	6,346
Dividends	1,504	1,674	3,184	3,425
Interest on federal funds sold and other short-term investments	302	31	518	86

Total interest income	152,370	166,858	305,403	340,994

Interest Expense
Interest on deposits:
Savings, NOW and money market	4,369	4,690	9,071	10,044
Time	7,794	9,276	15,905	19,461
Interest on short-term borrowings	140	369	284	622
Interest on long-term borrowings and junior subordinated debentures	30,180	30,452	60,220	61,337

Total interest expense	42,483	44,787	85,480	91,464

Net Interest Income	109,887	122,071	219,923	249,530
Provision for credit losses	2,552	7,405	4,321	13,102

Net Interest Income After Provision for Credit Losses	107,335	114,666	215,602	236,428

Non-Interest Income
Trust and investment services	2,257	1,984	4,234	3,758
Insurance commissions	4,062	3,283	8,052	8,719
Service charges on deposit accounts	5,822	6,086	11,512	12,032
Gains on securities transactions, net	41	1,204	3,999	1,047
Other-than-temporary impairment losses on securities	—	—	—	—
Portion recognized in other comprehensive income (before taxes)	—	(550)	—	(550)

Net impairment losses on securities recognized in earnings	—	(550)	—	(550)
Trading (losses) gains, net	(270)	1,609	(2,472)	621
Fees from loan servicing	1,721	1,149	3,238	2,308
Gains on sales of loans, net	14,366	3,141	29,426	6,307
Gains on sales of assets, net	678	256	410	288
Bank owned life insurance	1,424	1,632	2,765	3,591
Change in FDIC loss-share receivable	(2,000)	(7,022)	(5,175)	(7,112)
Other	4,793	11,258	8,201	15,616

Total non-interest income	32,894	24,030	64,190	46,625

Non-Interest Expense
Salary and employee benefits expense	47,733	51,214	98,305	102,240
Net occupancy and equipment expense	18,179	16,903	37,068	34,265
FDIC insurance assessment	5,574	3,208	8,927	6,827
Amortization of other intangible assets	1,927	2,532	3,530	4,490
Professional and legal fees	4,285	3,345	8,177	6,969
Advertising	1,850	1,841	3,652	3,529
Other	15,798	12,467	31,126	27,738

Total non-interest expense	95,346	91,510	190,785	186,058

Income Before Income Taxes	44,883	47,186	89,007	96,995
Income tax expense	10,961	14,366	23,775	29,644

Net Income	$33,922	$32,820	$65,232	$67,351

Earnings Per Common Share:
Basic	$0.17	$0.17	$0.33	$0.34
Diluted	0.17	0.17	0.33	0.34
Cash Dividends Declared per Common Share	0.16	0.16	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	199,244,243	197,246,322	199,085,501	197,088,528
Diluted	199,244,243	197,250,168	199,085,501	197,105,638

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$33,922	$32,820	$65,232	$67,351
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(16,353)	2,891	(17,040)	7,117
Less reclassification adjustment for net gains included in net income	(25)	(699)	(2,324)	(604)

Total	(16,378)	2,192	(19,364)	6,513

Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	2,008	4,547	6,751	11,617
Less reclassification adjustment for credit impairment losses included in net income	(43)	304	(109)	114

Total	1,965	4,851	6,642	11,731

Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	2,036	(3,069)	1,959	(2,170)
Less reclassification adjustment for net losses included in net income	995	811	2,086	1,619

Total	3,031	(2,258)	4,045	(551)

Defined benefit pension plan
Net gains arising during the period	18,784	—	18,769	—
Amortization of prior service cost	133	103	261	206
Amortization of net loss	471	337	936	675
Recognition of loss due to curtailment	468	—	468	—

Total	19,856	440	20,434	881

Total other comprehensive income	8,474	5,225	11,757	18,574

Total comprehensive income	$42,396	$38,045	$76,989	$85,925

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$65,232	$67,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,886	8,955
Stock-based compensation	3,327	2,701
Provision for credit losses	4,321	13,102
Net amortization of premiums and accretion of discounts on securities and borrowings	13,332	10,420
Amortization of other intangible assets	3,530	4,490
Gains on securities transactions, net	(3,999)	(1,047)
Net impairment losses on securities recognized in earnings	—	550
Proceeds from sales of loans held for sale	935,834	198,128
Gains on sales of loans, net	(29,426)	(6,307)
Originations of loans held for sale	(846,488)	(196,622)
Gains on sales of assets, net	(410)	(288)
Change in FDIC loss-share receivable (excluding reimbursements)	5,175	7,112
Net change in:
Trading securities	7,987	(101)
Fair value of borrowings carried at fair value	2,406	(520)
Cash surrender value of bank owned life insurance	(2,765)	(3,591)
Accrued interest receivable	(928)	2,781
Other assets	38,758	95,567
Accrued expenses and other liabilities	(27,077)	(41,523)

Net cash provided by operating activities	178,695	161,158

Cash flows from investing activities:
Net loan repayments (originations)	287,940	(461,749)
Loans purchased	(178,486)	(117,255)
Investment securities held to maturity:
Purchases	(436,005)	(135,332)
Maturities, calls and principal repayments	282,888	329,201
Investment securities available for sale:
Purchases	(283,736)	(49,012)
Sales	4,309	58,585
Maturities, calls and principal repayments	104,679	133,496
Death benefit proceeds from bank owned life insurance	628	1,689
Proceeds from sales of real estate property and equipment	6,574	4,139
Purchases of real estate property and equipment	(6,828)	(8,407)
(Payments to) reimbursements from the FDIC	(865)	7,537
Cash and cash equivalents acquired in acquisition	—	117,587

Net cash used in investing activities	(218,902)	(119,521)

Cash flows from financing activities:
Net change in deposits	(21,396)	(181,716)
Net change in short-term borrowings	(29,263)	281,273
Repayments of long-term borrowings	(1,000)	(1,000)
Redemption of junior subordinated debentures	—	(10,000)
Dividends paid to common shareholders	(64,492)	(61,730)
Common stock issued, net	3,583	4,207

Net cash (used in) provided by financing activities	(112,568)	31,034

Net change in cash and cash equivalents	(152,775)	72,671
Cash and cash equivalents at beginning of year	853,100	379,049

Cash and cash equivalents at end of period	$700,325	$451,720

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$84,640	$91,592
Federal and state income taxes	6,614	35,061

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	13,384	9,195
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	—	275,650
Loans	—	1,088,421
Premises and equipment, net	—	9,457
Accrued interest receivable	—	5,294
Goodwill	—	109,758
Other intangible assets, net	—	8,050
Other assets	—	72,137

Total non-cash assets acquired	$—	$1,568,767

Liabilities assumed:
Deposits	—	1,380,293
Short-term borrowings	—	29,000
Junior subordinated debentures issued to capital trusts	—	15,645
Other liabilities	—	52,998

Total liabilities assumed	—	1,477,936

Net non-cash assets acquired	$—	$90,831

Net cash and cash equivalents acquired in acquisition	$—	$117,587
Common stock issued in acquisition	$—	$208,418

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except for share data)

Net income	$33,922	$32,820	$65,232	$67,351

Basic weighted-average number of common shares outstanding	199,244,243	197,246,322	199,085,501	197,088,528
Plus: Common stock equivalents	—	3,846	—	17,110

Diluted weighted-average number of common shares outstanding	199,244,243	197,250,168	199,085,501	197,105,638

Earnings per common share:
Basic	$0.17	$0.17	$0.33	$0.34
Diluted	0.17	0.17	0.33	0.34

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 7.2 million shares for both the three and six months ended June 30, 2013, and 7.7 million shares for both the three and six months ended June 30, 2012.

Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2013.

	Components of Accumulated Other Comprehensive Loss				Total
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
	(in thousands)

Balance at March 31, 2013	$(2,080)	$502	$(11,662)	$(34,386)	$(47,626)
Other comprehensive income before reclassifications	(16,353)	2,008	2,036	18,784	6,475
Amounts reclassified from other comprehensive income	(25)	(43)	995	1,072	1,999

Other comprehensive income, net	(16,378)	1,965	3,031	19,856	8,474

Balance at June 30, 2013	$(18,458)	$2,467	$(8,631)	$(14,530)	$(39,152)

Balance at December 31, 2012	$906	$(4,175)	$(12,676)	$(34,964)	$(50,909)
Other comprehensive income before reclassifications	(17,040)	6,751	1,959	18,769	10,439
Amounts reclassified from other comprehensive income	(2,324)	(109)	2,086	1,665	1,318

Other comprehensive income, net	(19,364)	6,642	4,045	20,434	11,757

Balance at June 30, 2013	$(18,458)	$2,467	$(8,631)	$(14,530)	$(39,152)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Income Statement Line Item
	(in thousands)

Unrealized gains on AFS securities before tax	$41	$3,999	Gains (losses) on securities transactions, net
Tax effect	(16)	(1,675)

Total net of tax	25	2,324

Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	75	188	Interest and dividends on investment
Tax effect	(32)	(79)	securities (taxable)

Total net of tax	43	109

Unrealized losses on derivatives (cash flow hedges) before tax	(1,714)	(3,594)	Interest expense
Tax effect	719	1,508

Total net of tax	(995)	(2,086)

Defined benefit pension plan:
Amortization of prior service cost	(241)	(443)*
Amortization of net actuarial loss	(811)	(1,605)*
Recognition of loss due to curtailment	(750)	(750)*

Total before tax	(1,802)	(2,798)
Tax effect	730	1,133

Total net of tax	(1,072)	(1,665)

Total reclassifications, net of tax	$(1,999)	$(1,318)

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 4. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years, with an early adoption permitted and an option to apply the amendments retrospectively to each prior reporting period presented. Valley’s adoption of ASU No. 2013-11 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For reclassification items that are not reclassified in their entirety into net income, a cross reference is required to other U.S. GAAP disclosures. The ASU No. 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Valley’s adoption of ASU No. 2013-02 did not have a significant impact on its consolidated financial statements. See Note 3 for related disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2013 and December 31, 2012. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$89,786	$89,786	$—	$—
U.S. government agency securities	55,808	—	55,808	—
Obligations of states and political subdivisions	39,234	—	39,234	—
Residential mortgage-backed securities	573,827	—	545,687	28,140
Trust preferred securities	68,413	—	17,441	50,972
Corporate and other debt securities	84,246	26,721	57,525	—
Equity securities	47,342	26,675	20,667	—

Total available for sale	958,656	143,182	736,362	79,112
Trading securities	14,170	—	14,170
Loans held for sale (1)	48,901	—	48,901	—
Other assets (2)	7,425	—	7,425	—

Total assets	$1,029,152	$143,182	$806,858	$79,112

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$150,001	$150,001	$—	$—
Other liabilities (2)	18,971	—	18,971	—

Total liabilities	$168,972	$150,001	$18,971	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	41,835	—	—	41,835
Loan servicing rights	5,558	—	—	5,558
Foreclosed assets	7,192	—	—	7,192

Total	$54,585	$—	$—	$54,585

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)

Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $49.1 million and $115.4 million at June 30, 2013 and December 31, 2012, respectively.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $146.7 million at June 30, 2013 and December 31, 2012.
(4)	Excludes covered loans acquired in the FDIC-assisted transactions and other purchased credit-impaired loans acquired in the first quarter of 2012.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012 are summarized below:

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of the period	$77,920	$84,720	$71,674	$77,311
Total net gains (losses) for the period included in:
Net income	—	(550)	—	(550)
Other comprehensive income	3,406	7,847	11,439	18,954
Settlements	(2,214)	(2,926)	(4,001)	(6,624)

Balance, end of the period	$79,112	$89,091	$79,112	$89,091

Change in unrealized losses for the period included in earnings for assets held at the end of the reporting period *	$—	$(550)	$—	$(550)

*	Represents the net impairment losses on securities recognized in earnings for the period.

During the three and six months ended June 30, 2013 and 2012, there were no transfers of assets between Level 1 and Level 2.

There have been no material changes in the valuation methodologies used at June 30, 2013 from December 31, 2012.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2013:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	14.7 - 25.2%	19.3%
		Default rate	4.3 - 12.2	7.0
		Loss severity	40.2 - 59.8	51.4

Single issuer trust preferred securities	Discounted cash flow	Loss severity	0.0 - 100.0%	20.3%
		Market credit spreads	4.8 - 5.4	5.2
		Discount rate	5.1 - 7.9	6.7

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2013 and December 31, 2012 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk did not materially impact the fair value measurement of the junior subordinated debentures at June 30, 2013 and December 31, 2012.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flows analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2013), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2013 and December 31, 2012.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At June 30, 2013, non-current appraisals were discounted up to 13.8 percent based on specific market data by location and property type. During the quarter ended June 30, 2013, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $5.2 million and $13.4 million for the three and six months ended June 30, 2013, respectively. At June 30, 2013, collateral dependent impaired loans with a total recorded investment of $49.5 million were reduced by specific valuation allowance allocations totaling $7.7 million to a reported total net carrying amount of $41.8 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2013, the fair value model used prepayment speeds (stated as constant prepayment rates) from 6 percent up to 24 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net recoveries of impairment charges totaling $759 thousand and $2.1 million for the three and six months ended June 30, 2013, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at June 30, 2013. At June 30, 2013, foreclosed assets included $7.2 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended June 30, 2013. The foreclosed assets charge-offs to the allowance for loan losses totaled $1.6 million and $3.1 million for the three and six months ended June 30, 2013, respectively. The re-measurement of repossessed assets at fair value subsequent to their initial recognition resulted in a loss of $570 thousand within non-interest expense for the six months ended June 30, 2013.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2013 and 2012:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$—	$(550)	$—	$(550)
Trading securities	Trading (losses) gains, net	(36)	(151)	(66)	101
Loans held for sale	Gains on sales of loans, net	14,366	3,141	29,426	6,307
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	(234)	1,760	(2,406)	520

		$14,096	$4,200	$26,954	$6,378

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2013 and December 31, 2012 were as follows:

		June 30, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$401,228	$401,228	$390,078	$390,078
Interest bearing deposits with banks	Level 1	299,097	299,097	463,022	463,022
Investment securities held to maturity:
U.S. Treasury securities	Level 1	99,792	108,734	99,869	115,329
Obligations of states and political subdivisions	Level 2	542,154	542,614	506,473	531,966
Residential mortgage-backed securities	Level 2	969,341	963,575	813,647	838,116
Trust preferred securities	Level 2	103,453	91,348	127,505	113,657
Corporate and other debt securities	Level 2	52,207	57,910	52,213	58,882

Total investment securities held to maturity		1,766,947	1,764,181	1,599,707	1,657,950

Net loans	Level 3	10,765,581	10,734,500	10,892,599	10,908,742
Accrued interest receivable	Level 1	53,303	53,303	52,375	52,375
Federal Reserve Bank and Federal Home Loan Bank stock(1)	Level 1	138,359	138,359	138,533	138,533

Financial liabilities
Deposits without stated maturities	Level 1	8,877,529	8,877,529	8,755,252	8,755,252
Deposits with stated maturities	Level 2	2,365,093	2,404,271	2,508,766	2,563,726
Short-term borrowings	Level 1	125,060	125,060	154,323	154,323
Long-term borrowings	Level 2	2,695,897	2,994,601	2,697,299	3,100,173
Junior subordinated debentures issued to capital trusts	Level 2	41,008	42,731	40,927	40,776
Accrued interest payable(2)	Level 1	16,766	16,766	15,917	15,917

(1)	Included in other assets.
(2)	Included in accrued expenses and other liabilities.

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

Loans. Fair values of non-covered loans (i.e., loans which are not subject to loss-sharing agreements with the FDIC) and covered loans (i.e., loans subject to loss-sharing agreements with the FDIC) are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. The discount rate is a product of both the applicable index and credit spread, subject to the estimated current new loan interest rates. The credit spread component is static for all maturities and may not necessarily reflect the value of estimating all actual cash flows re-pricing. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Note 6. Investment Securities

As of June 30, 2013, Valley had approximately $1.8 billion, $958.7 million, and $14.2 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
U.S. Treasury securities	$99,792	$8,942	$—	$108,734
Obligations of states and political subdivisions	542,154	10,120	(9,660)	542,614
Residential mortgage-backed securities	969,341	13,459	(19,225)	963,575
Trust preferred securities	103,453	377	(12,482)	91,348
Corporate and other debt securities	52,207	5,704	(1)	57,910

Total investment securities held to maturity	$1,766,947	$38,602	$(41,368)	$1,764,181

December 31, 2012
U.S. Treasury securities	$99,869	$15,460	$—	$115,329
Obligations of states and political subdivisions	506,473	25,690	(197)	531,966
Residential mortgage-backed securities	813,647	24,824	(355)	838,116
Trust preferred securities	127,505	930	(14,778)	113,657
Corporate and other debt securities	52,213	6,669	—	58,882

Total investment securities held to maturity	$1,599,707	$73,573	$(15,330)	$1,657,950

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2013 and December 31, 2012 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2013
Obligations of states and political subdivisions	$130,784	$(9,564)	$1,345	$(96)	$132,129	$(9,660)
Residential mortgage-backed securities	520,005	(19,225)	—	—	520,005	(19,225)
Trust preferred securities	15,916	(259)	51,159	(12,223)	67,075	(12,482)
Corporate and other debt securities	49	(1)	—	—	49	(1)

Total	$666,754	$(29,049)	$52,504	$(12,319)	$719,258	$(41,368)

December 31, 2012
Obligations of states and political subdivisions	$15,518	$(197)	$—	$—	$15,518	$(197)
Residential mortgage-backed securities	80,152	(355)	—	—	80,152	(355)
Trust preferred securities	28,690	(208)	48,802	(14,570)	77,492	(14,778)

Total	$124,360	$(760)	$48,802	$(14,570)	$173,162	$(15,330)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2013 was 127 as compared to 34 at December 31, 2012. The recent increase in long-term market interest rates materially decreased the fair value of lower yielding obligations of states and political subdivisions (“municipal bonds”) and residential mortgage-backed securities classified as held to maturity. The municipal bonds are all investment grade with no bankruptcies or defaults.

The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at June 30, 2013 are all within the less than twelve months category and all relate to investment grade mortgage-backed securities issued or guaranteed by Ginnie Mae and government sponsored enterprises.

The unrealized losses for trust preferred securities at June 30, 2013 primarily related to 4 non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2013.

Management does not believe that any individual unrealized loss as of June 30, 2013 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of June 30, 2013, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $759.5 million.

The contractual maturities of investments in debt securities held to maturity at June 30, 2013 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2013
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$147,705	$148,150
Due after one year through five years	41,978	46,652
Due after five years through ten years	238,461	250,285
Due after ten years	369,462	355,519
Residential mortgage-backed securities	969,341	963,575

Total investment securities held to maturity	$1,766,947	$1,764,181

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.0 years at June 30, 2013.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
U.S. Treasury securities	$99,839	$—	$(10,053)	$89,786
U.S. government agency securities	54,917	1,504	(613)	55,808
Obligations of states and political subdivisions	40,608	791	(2,165)	39,234
Residential mortgage-backed securities	590,225	4,414	(20,812)	573,827
Trust preferred securities*	67,973	6,088	(5,648)	68,413
Corporate and other debt securities	84,523	2,008	(2,285)	84,246
Equity securities	48,020	1,220	(1,898)	47,342

Total investment securities available for sale	$986,105	$16,025	$(43,474)	$958,656

December 31, 2012
U.S. Treasury securities	$99,843	$—	$(2,218)	$97,625
U.S. government agency securities	44,215	1,547	—	45,762
Obligations of states and political subdivisions	16,210	417	—	16,627
Residential mortgage-backed securities	506,695	6,818	(3,359)	510,154
Trust preferred securities*	68,931	240	(11,739)	57,432
Corporate and other debt securities	28,274	2,728	(294)	30,708
Equity securities	49,306	2,071	(1,869)	49,508

Total investment securities available for sale	$813,474	$13,821	$(19,479)	$807,816

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2013 and December 31, 2012 were as follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

June 30, 2013

U.S. Treasury securities	$89,786	$(10,053)	$—	$—	$89,786	$(10,053)
U.S. government agency securities	28,188	(613)	—	—	28,188	(613)
Obligations of states and political subdivisions	24,204	(2,165)	—	—	24,204	(2,165)
Residential mortgage-backed securities	442,850	(18,946)	13,566	(1,866)	456,416	(20,812)
Trust preferred securities	446	(10)	32,969	(5,638)	33,415	(5,648)
Corporate and other debt securities	54,149	(2,192)	2,407	(93)	56,556	(2,285)
Equity securities	1,144	(41)	12,601	(1,857)	13,745	(1,898)

Total	$640,767	$(34,020)	$61,543	$(9,454)	$702,310	$(43,474)

December 31, 2012
U.S. Treasury securities	$97,625	$(2,218)	$—	$—	$97,625	$(2,218)
Residential mortgage-backed securities	269,895	(1,256)	21,089	(2,103)	290,984	(3,359)
Trust preferred securities	760	(511)	27,865	(11,228)	28,625	(11,739)
Corporate and other debt securities	5,394	(58)	2,264	(236)	7,658	(294)
Equity securities	969	(75)	12,664	(1,794)	13,633	(1,869)

Total	$374,643	$(4,118)	$63,882	$(15,361)	$438,525	$(19,479)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2013 was 108 as compared to 74 at December 31, 2012. The recent increase in long-term market interest rates materially decreased the fair value of lower yielding obligations of states and political subdivisions (“municipal bonds”) and residential mortgage-backed securities classified as available for sale. The municipal bonds are all investment grade with no bankruptcies or defaults.

The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio totaled $20.8 million of at June 30, 2013 and primarily related to $18.4 million in unrealized losses on 25 investment grade residential mortgage-backed securities mainly issued by Ginnie Mae, and a $1.6 million unrealized loss on one non-investment grade private label mortgage-backed security.

The unrealized losses for trust preferred securities at June 30, 2013 in the table above relate to 3 pooled trust preferred and 9 single-issuer bank issued trust preferred securities. The unrealized losses include $4.3 million attributable to 3 pooled trust preferred securities with an amortized cost of $16.5 million and a fair value of $12.2 million and $469 thousand attributable to trust preferred securities of one issuance by one deferring bank holding company with an amortized cost of $16.5 million and a fair value of $16.0 million. The three pooled trust preferred securities included one security with an unrealized loss of $2.6 million and an investment grade rating at June 30, 2013. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. The trust preferred issuances by one deferring holding company were initially other-than-temporarily impaired in 2011 with additional estimated credit impairments recognized during 2012. See “Other-Than-Temporarily Impaired Analysis” section below for more details. All of the remaining single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2013.

The unrealized losses existing for more than twelve months for equity securities are mostly related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $1.6 million unrealized loss. At June 30, 2013, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of June 30, 2013 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of June 30, 2013, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $421.9 million.

The contractual maturities of investment securities available for sale at June 30, 2013 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2013
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$720	$724
Due after one year through five years	44,295	43,520
Due after five years through ten years	120,195	117,815
Due after ten years	182,650	175,428
Residential mortgage-backed securities	590,225	573,827
Equity securities	48,020	47,342

Total investment securities available for sale	$986,105	$958,656

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted average remaining expected life for residential mortgage-backed securities available for sale at June 30, 2013 was 3.2 years.

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

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists. No other-than-temporary impairment losses were recognized as a result of our impairment analysis of these securities at June 30, 2013.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at June 30, 2013 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

Within the available for sale portfolio, Valley has other-than-temporarily impaired trust preferred securities issued by one deferring bank holding company with a combined amortized cost and fair value of $41.8 million and $47.3 million, respectively, after credit impairment charges prior to June 30, 2013. The issuer of the trust preferred securities has deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. In assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the bullet points above. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but has not remitted the interest to its trust preferred security holders. Additionally, the bank subsidiary of the issuer continued to report capital ratios that were above the minimum amounts to be considered a “well-capitalized” financial institution in its most recent regulatory filing. During the fourth quarter of 2011, Valley estimated a decline in the expected cash flows from the securities as it lengthened the estimate of the timeframe over which it could reasonably anticipate receiving such cash flows, and during the third quarter of 2012, Valley estimated an additional decline in cash flows under one of three weighted alternative scenarios utilized to assess impairment of the securities. The declines in estimated cash flows, after careful assessment of all other available factors, resulted in credit impairment charges of $18.3 million and $4.5 million during the fourth quarter of 2011 and third quarter of 2012, respectively. Valley no longer accrued interest on the securities after the initial impairment in 2011. No additional impairment was recognized as a result of our impairment analysis of these securities at June 30, 2013. See Note 5 for information regarding the Level 3 valuation technique used to measure the fair value of these trust preferred securities at June 30, 2013.

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

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of June 30, 2013. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, Valley recognized net impairment losses on securities in earnings totaling $550 thousand due to additional estimated credit losses on 1 of 5 previously impaired private label mortgage-backed securities. At June 30, 2013, the 5 impaired private label mortgage-backed securities had a combined amortized cost of $27.7 million and fair value of $28.3 million.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Sales transactions:
Gross gains	$1	$1,234	$3,381	$1,374
Gross losses	—	—	—	(298)

	$1	$1,234	$3,381	$1,076

Maturities and other securities transactions:
Gross gains	$41	$6	$649	$19
Gross losses	(1)	(36)	(31)	(48)

	$40	$(30)	$618	$(29)

Total gains on securities transactions, net	$41	$1,204	$3,999	$1,047

Valley recognized gross gains from sales transactions totaling $3.4 million for the six months ended June 30, 2013 primarily due to the sales of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock with amortized cost totaling $941 thousand during the first quarter of 2013.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Balance, beginning of period	$33,177	$28,767	$33,290	$29,070
Additions:
Subsequent credit impairments	—	550	—	550
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(75)	(66)	(188)	(369)

Balance, end of period	$33,102	$29,251	$33,102	$29,251

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

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million at June 30, 2013 and $22.2 million (consisting of 3 single-issuer bank trust preferred securities) at December 31, 2012. Interest income on trading securities totaled $413 thousand and $462 thousand for the three months ended June 30, 2013 and 2012, respectively, and $855 thousand and $884 thousand for the six months ended June 30, 2013 and 2012, respectively.

Note 7. Loans

The detail of the loan portfolio as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013			December 31, 2012
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,800,818	$187,586	$1,988,404	$1,832,743	$252,083	$2,084,826
Commercial real estate:
Commercial real estate	3,893,492	544,220	4,437,712	3,772,084	645,625	4,417,709
Construction	404,084	22,807	426,891	399,855	25,589	425,444

Total commercial real estate loans	4,297,576	567,027	4,864,603	4,171,939	671,214	4,843,153

Residential mortgage	2,397,884	15,084	2,412,968	2,445,627	16,802	2,462,429
Consumer:
Home equity	415,501	39,665	455,166	438,881	46,577	485,458
Automobile	835,271	—	835,271	786,528	—	786,528
Other consumer	184,570	226	184,796	179,417	314	179,731

Total consumer loans	1,435,342	39,891	1,475,233	1,404,826	46,891	1,451,717

Total non-covered loans	$9,931,620	$809,588	$10,741,208	$9,855,135	$986,990	$10,842,125

Covered loans:
Commercial and industrial	$—	$32,990	$32,990	$—	$46,517	$46,517
Commercial real estate	—	95,164	95,164	—	120,268	120,268
Construction	—	3,029	3,029	—	1,924	1,924
Residential mortgage	—	8,920	8,920	—	9,659	9,659
Consumer	—	1,714	1,714	—	2,306	2,306

Total covered loans	—	141,817	141,817	—	180,674	180,674

Total loans	$9,931,620	$951,405	$10,883,025	$9,855,135	$1,167,664	$11,022,799

Total non-covered loans are net of unearned discount and deferred loan fees totaling $8.3 million and $3.4 million at June 30, 2013 and December 31, 2012, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $886.4 million and $277.8 million at June 30, 2013, and $1.1 billion and $321.9 million at December 31, 2012, respectively.

There were no sales of loans from the held for investment portfolio during the three and six months ended June 30, 2013 and 2012.

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

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$153,138	$229,802	$169,309	$66,724
Acquisitions	—	—	—	186,262
Accretion	(17,639)	(20,385)	(33,874)	(43,569)
Net increase in expected cash flows	120,884	—	120,948	—

Balance, end of period	$256,383	$209,417	$256,383	$209,417

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The net increase was largely due to additional cash flows caused by longer than originally expected durations for certain non-covered PCI loans which increased the average expected life of our non-covered PCI loans (which represent 85 percent of total PCI loans at June 30, 2013) from 2.5 years (at the date of acquisition) to approximately 4.0 years. Additionally, a $20.1 million decrease in the expected credit losses for certain non-covered pools is another component of the net increase in cash flows.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of the period	$43,413	$69,928	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	32	81	65	162
Effect of additional cash flows on covered loans (prospective recognition)	(3,467)	(2,231)	(4,949)	(3,868)
Decrease in the provision for losses on covered loans	(105)	—	(2,783)	—
Other reimbursable expenses	1,540	1,088	2,492	2,554
(Reimbursements from) payments to the FDIC	(727)	(3,165)	865	(7,537)
Other	—	(5,960)	—	(5,960)

Balance, end of the period	$40,686	$59,741	$40,686	$59,741

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $2.0 million and $7.0 million for the three months ended June 30, 2013 and 2012, respectively, and a reduction of $5.2 million and $7.1 million to non-interest income for the six months ended June 30, 2013 and 2012, respectively. The reductions in non-interest income for the three and six months ended June 30, 2012 included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which had expired.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $300.0 million and $307.0 million at June 30, 2013 and December 31, 2012, respectively.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at June 30, 2013. Unsecured consumer loans totaled approximately $20.7 million and $44.0 million, including $8.2 million and $8.6 million of credit card loans, at June 30, 2013 and December 31, 2012, respectively.

Credit Quality

The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at June 30, 2013 and December 31, 2012:

	Past Due and Non-Accrual Loans
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2013

Commercial and industrial	$3,525	$—	$20,913	$24,438	$1,776,380	$1,800,818
Commercial real estate:
Commercial real estate	18,946	259	55,390	74,595	3,818,897	3,893,492
Construction	5,772	150	13,617	19,539	384,545	404,084

Total commercial real estate loans	24,718	409	69,007	94,134	4,203,442	4,297,576

Residential mortgage	10,619	2,342	26,054	39,015	2,358,869	2,397,884
Consumer loans:
Home equity	724	—	2,328	3,052	412,449	415,501
Automobile	3,307	152	221	3,680	831,591	835,271
Other consumer	107	197	—	304	184,266	184,570

Total consumer loans	4,138	349	2,549	7,036	1,428,306	1,435,342

Total	$43,000	$3,100	$118,523	$164,623	$9,766,997	$9,931,620

December 31, 2012

Commercial and industrial	$3,578	$283	$22,424	$26,285	$1,806,458	$1,832,743
Commercial real estate:
Commercial real estate	13,245	2,950	58,625	74,820	3,697,264	3,772,084
Construction	6,685	2,575	14,805	24,065	375,790	399,855

Total commercial real estate loans	19,930	5,525	73,430	98,885	4,073,054	4,171,939

Residential mortgage	18,951	2,356	32,623	53,930	2,391,697	2,445,627
Consumer loans:
Home equity	702	—	2,398	3,100	435,781	438,881
Automobile	5,443	469	305	6,217	780,311	786,528
Other consumer	1,082	32	628	1,742	177,675	179,417

Total consumer loans	7,227	501	3,331	11,059	1,393,767	1,404,826

Total	$49,686	$8,665	$131,808	$190,159	$9,664,976	$9,855,135

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis. The following table presents the information about impaired loans by loan portfolio class at June 30, 2013 and December 31, 2012:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
June 30, 2013
Commercial and industrial	$3,670	$53,925	$57,595	$73,152	$11,420
Commercial real estate:
Commercial real estate	21,747	89,450	111,197	127,316	11,729
Construction	5,744	13,690	19,434	21,595	2,903

Total commercial real estate loans	27,491	103,140	130,631	148,911	14,632

Residential mortgage	11,317	15,562	26,879	30,714	2,677
Consumer loans:
Home equity	1,049	137	1,186	1,529	11

Total consumer loans	1,049	137	1,186	1,529	11

Total	$43,527	$172,764	$216,291	$254,306	$28,740

December 31, 2012
Commercial and industrial	$3,236	$46,461	$49,697	$62,183	$12,088
Commercial real estate:
Commercial real estate	26,724	84,151	110,875	125,875	11,788
Construction	6,339	14,002	20,341	23,678	4,793

Total commercial real estate loans	33,063	98,153	131,216	149,553	16,581

Residential mortgage	8,232	16,659	24,891	27,059	2,329
Consumer loans:
Home equity	672	258	930	1,169	15

Total consumer loans	672	258	930	1,169	15

Total	$45,203	$161,531	$206,734	$239,964	$31,013

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$56,017	$412	$48,888	$339
Commercial real estate:
Commercial real estate	114,066	866	98,077	302
Construction	19,932	70	21,412	37

Total commercial real estate loans	133,998	936	119,489	339

Residential mortgage	29,099	349	21,179	238
Consumer loans:
Home equity	1,174	14	274	3

Total consumer loans	1,174	14	274	3

Total	$220,288	$1,711	$189,830	$919

	Six Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$55,644	$788	$52,094	$748
Commercial real estate:
Commercial real estate	113,735	1,617	95,004	991
Construction	19,547	139	21,742	86

Total commercial real estate loans	133,282	1,756	116,746	1,077

Residential mortgage	28,686	532	20,889	374
Consumer loans:
Home equity	1,194	26	277	7

Total consumer loans	1,194	26	277	7

Total	$218,853	$3,102	$190,006	$2,206

Interest income recognized on a cash basis (included in the table above) was immaterial for the three and six months ended June 30, 2013 and 2012.

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

Performing TDRs (not reported as non-accrual loans) totaled $117.1 million and $105.4 million as of June 30, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $43.9 million and $41.8 million as of June 30, 2013 and December 31, 2012, respectively.

The following table presents loans by loan portfolio class modified as TDRs during the three and six months ended June 30, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2013 and 2012, respectively.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	6	$13,912	$13,881	8	$18,278	$16,623
Commercial real estate:
Commercial real estate	4	7,275	7,266	8	33,677	33,487
Construction	4	4,936	4,979	2	4,557	4,254

Total commercial real estate	8	12,211	12,245	10	38,234	37,741
Residential mortgage	5	1,414	1,259	9	2,926	2,919
Consumer	1	74	74	—	—	—

Total	20	$27,611	$27,459	27	$59,438	$57,283

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	10	$16,750	$15,232	13	$19,700	$17,574
Commercial real estate:
Commercial real estate	9	11,729	11,727	14	35,726	35,453
Construction	5	5,474	5,510	4	6,711	5,278

Total commercial real estate	14	17,203	17,237	18	42,437	40,731
Residential mortgage	22	4,578	4,016	13	3,778	3,767
Consumer	6	452	397	2	69	67

Total	52	$38,983	$36,882	46	$65,984	$62,139

The majority of the TDR concessions made during the three and six months ended June 30, 2013 and 2012 involved an extension of the loan term and/or an interest rate reduction. The TDRs presented in the table above had allocated specific reserves for loan losses totaling $3.7 million and $9.5 million at June 30, 2013 and 2012, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8. One commercial loan modified as a TDR included in the table above resulted in a $1.1 million charge-off during the six months ended June 30, 2013. There were no charge-offs resulting from loans modified as TDRs during the second quarter of 2013 and the three and six months ended June 30, 2012.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2013:

Troubled Debt Restructurings Subsequently Defaulted	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$1,297	1	$1,297
Commercial real estate	1	531	1	531
Residential mortgage	—	—	9	2,320
Consumer	—	—	2	220

Total	2	$1,828	13	$4,368

Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed Special Mention. Loans rated as “Pass” loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at June 30, 2013 and December 31, 2012.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2013
Commercial and industrial	$1,634,931	$70,190	$95,670	$27	$1,800,818
Commercial real estate	3,696,473	60,107	136,912	—	3,893,492
Construction	346,560	33,797	17,927	5,800	404,084

Total	$5,677,964	$164,094	$250,509	$5,827	$6,098,394

December 31, 2012
Commercial and industrial	$1,673,604	$64,777	$94,184	$178	$1,832,743
Commercial real estate	3,563,530	59,175	149,379	—	3,772,084
Construction	340,357	32,817	19,521	7,160	399,855

Total	$5,577,491	$156,769	$263,084	$7,338	$6,004,682

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2013 and December 31, 2012:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2013
Residential mortgage	$2,371,830	$26,054	$2,397,884
Home equity	413,173	2,328	415,501
Automobile	835,050	221	835,271
Other consumer	184,570	—	184,570

Total	$3,804,623	$28,603	$3,833,226

December 31, 2012
Residential mortgage	$2,413,004	$32,623	$2,445,627
Home equity	436,483	2,398	438,881
Automobile	786,223	305	786,528
Other consumer	178,789	628	179,417

Total	$3,814,499	$35,954	$3,850,453

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2013 and December 31, 2012.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
June 30, 2013
Commercial and industrial	$216,501	$4,075	$220,576
Commercial real estate	594,919	44,465	639,384
Construction	17,150	8,686	25,836
Residential mortgage	20,111	3,893	24,004
Consumer	40,310	1,295	41,605

Total	$888,991	$62,414	$951,405

December 31, 2012
Commercial and industrial	$292,163	$6,437	$298,600
Commercial real estate	715,812	50,081	765,893
Construction	17,967	9,546	27,513
Residential mortgage	22,173	4,288	26,461
Consumer	47,689	1,508	49,197

Total	$1,095,804	$71,860	$1,167,664

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

The following table summarizes the allowance for credit losses at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$110,374	$120,708
Allowance for covered loans	7,070	9,492

Total allowance for loan losses	117,444	130,200
Allowance for unfunded letters of credit	2,436	2,295

Total allowance for credit losses	$119,880	$132,495

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$2,746	$7,429	$6,456	$12,803
Provision for covered loans	(110)	—	(2,276)	—

Total provision for loan losses	2,636	7,429	4,180	12,803

Provision for unfunded letters of credit	(84)	(24)	141	299

Total provision for credit losses	$2,552	$7,405	$4,321	$13,102

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$55,732	$44,195	$9,331	$5,460	$7,126	$121,844
Loans charged-off	(1,441)	(4,389)	(1,666)	(860)	—	(8,356)
Charged-off loans recovered	602	50	68	600	—	1,320

Net charge-offs	(839)	(4,339)	(1,598)	(260)	—	(7,036)
Provision for loan losses	(1,161)	3,323	788	(116)	(198)	2,636

Ending balance	$53,732	$43,179	$8,521	$5,084	$6,928	$117,444

Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$73,311	$34,415	$9,837	$7,940	$7,367	$132,870
Loans charged-off *	(5,406)	(5,379)	(583)	(1,015)	—	(12,383)
Charged-off loans recovered	1,304	116	111	407	—	1,938

Net charge-offs	(4,102)	(5,263)	(472)	(608)	—	(10,445)
Provision for loan losses	1,313	6,406	1,375	(1,523)	(142)	7,429

Ending balance	$70,522	$35,558	$10,740	$5,809	$7,225	$129,854

*	The allowance for covered loans was reduced by loan charge-offs totaling $1.8 million during the second quarter of 2012.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off	(8,766)	(6,382)	(2,558)	(2,369)	—	(20,075)
Charged-off loans recovered	1,940	65	138	996	—	3,139

Net charge-offs	(6,826)	(6,317)	(2,420)	(1,373)	—	(16,936)
Provision for loan losses	(3,812)	5,427	1,518	915	132	4,180

Ending balance	$53,732	$43,179	$8,521	$5,084	$6,928	$117,444

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off *	(10,213)	(6,459)	(1,759)	(2,498)	—	(20,929)
Charged-off loans recovered	2,309	236	625	1,008	—	4,178

Net charge-offs	(7,904)	(6,223)	(1,134)	(1,490)	—	(16,751)
Provision for loan losses	4,777	7,144	2,754	(1,378)	(494)	12,803

Ending balance	$70,522	$35,558	$10,740	$5,809	$7,225	$129,854

*	The allowance for covered loans was reduced by loan charge-offs totaling $1.8 million for the six months ended June 30, 2012.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2013 and December 31, 2012.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11,420	$14,632	$2,677	$11	$—	$28,740
Collectively evaluated for impairment	41,800	22,115	5,721	5,070	6,928	81,634
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070

Total	$53,732	$43,179	$8,521	$5,084	$6,928	$117,444

Loans:
Individually evaluated for impairment	$57,595	$130,631	$26,879	$1,186	$—	$216,291
Collectively evaluated for impairment	1,743,223	4,166,945	2,371,005	1,434,156	—	9,715,329
Loans acquired with discounts related to credit quality	220,576	665,220	24,004	41,605	—	951,405

Total	$2,021,394	$4,962,796	$2,421,888	$1,476,947	$—	$10,883,025

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$12,088	$16,581	$2,329	$15	$—	$31,013
Collectively evaluated for impairment	44,877	25,463	7,032	5,527	6,796	89,695
Loans acquired with discounts related to credit quality	7,405	2,025	62	—	—	9,492

Total	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200

Loans:
Individually evaluated for impairment	$49,697	$131,216	$24,891	$930	$—	$206,734
Collectively evaluated for impairment	1,783,046	4,040,723	2,420,736	1,403,896	—	9,648,401
Loans acquired with discounts related to credit quality	298,600	793,406	26,461	49,197	—	1,167,664

Total	$2,131,343	$4,965,345	$2,472,088	$1,454,023	$—	$11,022,799

Note 9. Goodwill and Other Intangible Assets

Goodwill totaled $428.2 million at June 30, 2013 and December 31, 2012. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012). There was no impairment of goodwill during the three and six months ended June 30, 2013 and 2012.

The following table summarizes other intangible assets as of June 30, 2013 and December 31, 2012:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2013
Loan servicing rights	$69,244	$(41,485)	$(1,000)	$26,759
Core deposits	35,194	(25,805)	—	9,389
Other	5,878	(3,024)	—	2,854

Total other intangible assets	$110,316	$(70,314)	$(1,000)	$39,002

December 31, 2012
Loan servicing rights	$63,377	$(43,393)	$(3,046)	$16,938
Core deposits	35,194	(24,160)	—	11,034
Other	5,878	(2,727)	—	3,151

Total other intangible assets	$104,449	$(70,280)	$(3,046)	$31,123

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $759 thousand and net impairment charges totaling $401 thousand for the three months ended June 30, 2013 and 2012, respectively, and net recoveries of impairment charges totaling $2.1 million and $19 thousand for the six months ended June 30, 2013 and 2012, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 17 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2013 and 2012.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2013 through 2017:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)

2013	$3,064	$1,432	$245
2014	6,343	2,359	466
2015	4,929	1,758	434
2016	3,782	1,195	233
2017	2,921	815	220

Valley recognized amortization expense on other intangible assets, including net impairment charges and recoveries on loan servicing rights, totaling approximately $1.9 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively, and $3.5 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively.

Note 10. Benefit Plans

Pension and Director Plans

The Bank has a non-contributory defined benefit plan (“qualified plan”) covering most of its employees. The qualified plan benefits are based upon years of credited service and the employee’s highest average compensation as defined. Additionally, the Bank has a supplemental non-qualified, non-funded retirement plan, which is designed to supplement the pension plan for key officers, and Valley has a non-qualified, non-funded directors’ retirement plan (both of these plans are referred to as the “non-qualified plans” below).

On June 19, 2013, the Board of Directors approved amendments to freeze the benefits earned under the qualified and non-qualified plans effective December 31, 2013. As a result, participants will not accrue further benefits and their pension benefits will be determined based on the compensation and service up to December 31, 2013. Plan benefits will not increase for any pay or service earned after such date. However, participants will continue to vest with respect to their frozen earned benefits as long as they continue to work for Valley.

As a result of these actions, Valley re-measured the projected benefit obligation of the affected plans and the qualified plan assets at June 30, 2013. The freeze and re-measurement decreased the projected benefit obligations by $22.9 million and decreased accumulated other comprehensive loss, net of tax, by $19.9 million during the three months ended June 30, 2013. The decrease in the plan obligations was mainly due to an increase in the discount rate from December 31, 2012 and the curtailment of plan benefits. At June 30, 2013, Valley used a discount rate of 4.87 percent for the re-measurement of the pension benefit obligation as compared to 4.26 percent at December 31, 2012. The discount rate is based on our consistent methodology of determining our discount rate based on an established yield curve that incorporates a broad group of Aa3 or higher rated bonds with durations equal to the expected benefit payment streams required by each plan. The assumption for the expected rate of return on plan assets was 7.50 percent at June 30, 2013 and remained unchanged from December 31, 2012. Additionally, a curtailment loss totaling $750 thousand was recognized as a component of net periodic pension expense during the second quarter of 2013 due to the re-measurement and freeze of the plans.

The fair value of qualified plan assets increased approximately $32.9 million or 23.7 percent to $171.8 million at June 30, 2013 from $138.9 million at December 31, 2012. In April 2013, Valley made a $25.0 million discretionary contribution to the qualified plan prior to the Valley’s decision to freeze the plan. It is the Bank’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes.

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$2,056	$1,985	$4,043	$3,971
Interest cost	1,708	1,620	3,365	3,239
Expected return on plan assets	(3,183)	(2,233)	(5,742)	(4,466)
Amortization of prior service cost	241	191	443	382
Amortization of actuarial loss	811	587	1,605	1,175
Curtailment loss	750	—	750	—

Total net periodic pension expense	$2,383	$2,150	$4,464	$4,301

The freeze in the plans’ benefits is expected to reduce Valley’s total net periodic pension expense by approximately $2.1 million for the second half of 2013.

Savings and Investment Plan

Effective January 1, 2014, Valley will increase benefits under the Bank’s 401(k) plan in an effort to offset a portion of the employee benefits no longer accruing under the qualified pension plan after December 31, 2013. At such date, Valley’s contributions will be increased to a dollar-for-dollar matching contribution of up to six percent of eligible compensation contributed by an employee each pay period.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock options granted by Valley during the three and six months ended June 30, 2013 and 2012. The restricted shares awarded by Valley during the three months ended June 2013, and 2012 were immaterial. Valley awarded restricted stock totaling 471 thousand shares and 540 thousand shares during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, 5.0 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $1.5 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively. The fair values of stock awards are expensed over the vesting period. As of June 30, 2013, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $12.2 million and will be recognized over an average remaining vesting period of approximately 4 years.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $230.6 million as of June 30, 2013. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $147.3 million, or 63.9 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of June 30, 2013, Valley had an $846 thousand liability related to the standby letters of credit.

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

At June 30, 2013, Valley had the following cash flow hedge derivatives:

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

Additionally, two interest rate caps with a total notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent expired on May 1, 2013. These caps were used to hedge the variability in cash flows associated with customer repurchase agreements and money market deposit accounts that have variable interest rates based on the federal funds rate.

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

At June 30, 2013, Valley had the following fair value hedge derivatives:

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

Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program, Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2013, Valley had a total of 45 interest rate swaps with an aggregate notional amount of $188.1 million related to this program.

Valley also enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. As of June 30, 2013, Valley had mortgage banking derivatives with an aggregate notional amount of $103.1 million.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Line Item	June 30, 2013	December 31, 2012
		(in thousands)
Asset Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$27	$23
Fair value hedge interest rate swaps	Other Assets	378	652

Total derivatives designated as hedging instruments		$405	$675

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$4,631	$7,002
Mortgage banking derivatives	Other Assets	2,389	239

Total derivatives not designated as hedging instruments		$7,020	$7,241

Liability Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$11,408	$17,198
Fair value hedge interest rate swaps	Other Liabilities	1,675	2,197

Total derivatives designated as hedging instruments		$13,083	$19,395

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$4,631	$6,999
Mortgage banking derivatives	Other Liabilities	1,257	200

Total derivatives not designated as hedging instruments		$5,888	$7,199

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive loss to interest on short-term borrowings	$(1,714)	$(1,398)	$(3,594)	$(2,790)
Amount of loss recognized in other comprehensive income	3,508	(5,288)	3,375	(3,739)

Valley recognized net gains of $73 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the six months ended June 30, 2012. There were no net gains or losses related to hedge ineffectiveness recognized during the three and six months ended June 30, 2013 and the second quarter of 2012. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $8.6 million and $12.7 million at June 30, 2013 and December 31, 2012, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $8.2 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Derivative - interest rate swaps:
Interest income - interest and fees on loans	$425	$(251)	$522	$(121)
Interest expense - interest on time deposits	(134)	(67)	(274)	(27)
Hedged item - loans and deposits:
Interest income - interest and fees on loans	$(425)	$251	$(522)	$121
Interest expense - interest on time deposits	136	70	279	38

During the three months ended June 30, 2013 and 2012, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $145 thousand and $139 thousand for the three months ended June 30, 2013 and 2012, respectively, and $287 thousand and $275 thousand for the six months ended June 30, 2013 and 2012, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

The net gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest income	$1,461	$1	$1,090	$217

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of June 30, 2013, Valley was in compliance with all of the provisions of its derivative counterparty agreements.

As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at June 30, 2013. At June 30, 2013, Valley had $14.1 million in collateral posted with its counterparties.

Note 14. Balance Sheet Offsetting

Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the fair value of Valley’s derivative financial instruments disclosed in Note 13.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amount
	(in thousands)
June 30, 2013

Assets:
Interest rate caps and swaps	$5,036	$—	$5,036	$(1,025)	$—	$4,011

Liabilities:
Interest rate caps and swaps	$17,714	$—	$17,714	$(1,025)	$(14,110)	$2,579
Repurchase agreements	520,000	—	520,000	—	(520,000)	—

Total	$537,714	$—	$537,714	$(1,025)	$(534,110)	$2,579

December 31, 2012

Assets:
Interest rate caps and swaps	$7,677	$—	$7,677	$(675)	$—	$7,002

Liabilities:
Interest rate caps and swaps	$26,395	$—	$26,395	$(675)	$(25,720)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	—

Total	$546,395	$—	$546,395	$(675)	$(545,720)	$—

*	Represents fair value of investment securities pledged.

Note 15. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012, include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey and the New York Metropolitan area;

•	larger than expected reductions in our loans originated for sale or a slowdown in new and refinanced residential mortgage loan activity;

•	unexpected changes in long-term market interest rates for interest earning assets and/or interest bearing liabilities;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments or other factors;

•	unanticipated deterioration in our loan portfolio;

•

Valley’s inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements (including those resulting from the U.S. implementation of Basel III requirements);

•	higher than expected increases in our allowance for loan losses;

•

an unexpected increase in loan losses or in the level of non-performing loans (including additional losses and elevated levels of non-accrual loans caused by the lengthy foreclosure process in the State of New Jersey);

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	an unexpected decline in real estate values within our market areas;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in higher compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the inability to realize expected revenue synergies from recent acquisitions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees;

•	lower than expected cash flows from purchased credit-impaired loans;

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

Executive Summary

Company Overview. At June 30, 2013, Valley had consolidated total assets of approximately $16.0 billion, total net loans of $10.8 billion, total deposits of $11.2 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 208-branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 for more details regarding our past merger activity.

Quarterly Results. Net income for the second quarter of 2013 was $33.9 million, or $0.17 per diluted common share, compared to $32.8 million, or $0.17 per diluted common share for the second quarter of 2012. The $1.1 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) an $8.9 million increase in non-interest income resulting primarily from higher gains on sales of residential loans originated for sale and a reduction in non-interest income related to changes in our FDIC loss-share receivable, partly offset by decreases in net trading gains and net gains on securities transactions, (ii) a $4.9 million decrease in our provision for credit losses caused, in part, by lower net loan charge-offs and improved expected loss experience and outlook for most of the loan portfolio and (iii) a 6.0 percent decrease in our effective tax rate, partially offset by (iv) a $12.2 million decrease in net interest income largely due to lower yields on new loans and investments caused by the historically low level of market interest rates and the repayment of higher yielding financial instruments within these same categories, and (v) a $3.8 million increase in other non-interest expense due, in part, to higher FDIC insurance assessments and OREO expenses. See the “Net Interest Income,” “Other Non-Interest Income,” “Other Non-Interest Expense,” and “Loan Portfolio” sections below for more details on the items above impacting our second quarter of 2013 results.

Economic Overview and Indicators. Solid consumer spending and housing growth led the U.S. economy to a strong start during the second quarter of 2013, however, government furloughs and spending cuts as a result of the U.S. budget sequester, dampened such growth. The sequester, totaling an $85 billion reduction in government spending, went into effect on March 1, 2013 and is expected to last through September 30, 2013 (fiscal year-end).

The July 2013 unemployment rate of 7.4 percent decreased from 7.6 percent for March 2013. Despite higher taxes and federal spending cuts, which were both introduced at the start of the second quarter, the national monthly hiring average is running at 192 thousand jobs so far this year as compared to 182 thousand for all of 2012. In June alone, the private sector added 196 thousand jobs, while government cuts reduced the net jobs gain to 188 thousand. Private sector growth was driven by trade, finance and business services, and the hospitality industry. Although persistent job growth at current levels could reduce the unemployment rate, a potential influx of reentrants into the workforce may temper any future decrease in the rate.

During the quarter, the Federal Reserve remained consistent with its previously announced intentions to keep short-term interest rates low, in the zero to 0.25 percent range, as long as the unemployment rate remains above 6.5 percent and projected inflation remains below 2.5 percent. In June, the Fed Chairman Ben Bernanke acknowledged that the Federal Reserve could gradually reduce the net amount of mortgage-backed securities and U.S. Treasury securities being purchased each month as the outlook for the labor market or inflation changes. The Chairman’s comments led to a rally in long-term interest rates; however, the sustainability of that rally remains to be seen. Inflation pressure remains low as core inflation, which excludes food and energy, increased a modest 0.2 percent in June. A stubbornly high unemployment rate of 7.4 percent, sub-2 percent economic growth, and 1.8 percent annualized year-to-date inflation suggests that monetary policy may remain unchanged in the near term.

Though unevenly distributed across states, the housing sector continues to show increased demand and recovering housing prices as existing home sales rose from an annualized rate of 4.41 million in June 2012 to 5.08 million in June 2013. During May and June 2013, the existing home sales were at levels not seen since November 2009 when the “first-time home buyers credit” helped to enhance sale volumes. Additionally, the national median existing home price was over $214 thousand for June 2013, a 13.5 percent increase from one year ago. While nationally, housing prices and sales have performed well during the first half of 2013, the recent increase in long-term interest rates tempered demand for residential mortgage refinance activity.

We believe the current low interest rate and high unemployment environment will continue to challenge our business operations and results in many ways during the remainder of 2013; however, any continuation of the recent uptick in long-term market interest rates may help to relieve downward pressure on our net interest margin, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area. Generally, market conditions have improved from one year ago, however, as outlined above, economic uncertainty and persistent unemployment, may continue to put pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
Selected Economic Indicators:	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Unemployment rate:
U.S.	7.60%	7.60%	7.80%	7.80%	8.20%
New York Metro Region*	8.20%	8.10%	8.50%	8.50%	9.50%
New Jersey	8.70%	9.00%	9.60%	9.80%	9.60%
New York	7.50%	8.20%	8.20%	8.90%	8.90%

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	($ in millions)
Personal income:
New Jersey	NA	$476,944	$483,404	$473,813	$472,756
New York	NA	$1,037,021	$1,044,218	$1,012,959	$1,011,170
New consumer bankruptcies:
New Jersey	NA	0.12%	0.12%	0.12%	0.14%
New York	NA	0.07%	0.08%	0.08%	0.09%
Change in home prices:
U.S.	NA	1.20%	-0.30%	-2.10%	7.10%
New York Metro Region*	NA	-1.07%	0.97%	-0.50%	0.91%
New consumer foreclosures:
New Jersey	NA	0.07%	0.08%	0.08%	0.05%
New York	NA	0.04%	0.04%	0.06%	0.05%
Homeowner vacancy rates:
New Jersey	1.80%	3.20%	2.60%	2.80%	1.60%
New York	1.90%	1.30%	1.90%	1.70%	1.90%

NA—not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Overall, our total loan portfolio increased by 2.7 percent on an annualized basis during the second quarter of 2013 as compared to March 31, 2013 largely due to solid organic commercial real estate (excluding construction) loan growth (equaling 7.9 percent on an annualized basis) and approximately $162 million of residential mortgage loans purchased in the second quarter, partially offset by declines mainly within the commercial and industrial loan segment of our purchased credit-impaired (PCI) loan portfolios. We continued to originate for sale a substantial amount of the new and refinanced loan activity (approximately 81 percent of total originations) within our residential mortgage loan portfolio during the second quarter of 2013 due to the low level of market interest rates. While these mortgage sales reduce the interest rate risk of our balance sheet, they also negatively impact our loan growth. Despite strong competition and prepayments, the commercial and industrial loan portfolio combined with the commercial real estate portfolio had loan originations of approximately $317 million during the three months ended June 30, 2013 as compared to a strong linked first quarter of 2013 totaling $305 million. Additionally, our automobile loans increased $24.2 million, or 11.9 percent on an annualized basis during the second quarter of 2013. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $141.8 million, or 1.3 percent of our total loans, at June 30, 2013 as compared to $161.3 million at March 31, 2013, mainly due to normal collection activity.

During the second quarter of 2013, Valley sold nearly $475 million of residential mortgages (including $131.5 million of loans held for sale at March 31, 2013) as compared to $454 million in the first quarter of 2013, and had $48.9 million in loans held for sale, at fair value, at June 30, 2013. An originate and sell model (started in the second half of 2012) was maintained for much of the quarter as we continued to maximize mortgage banking revenues within non-interest income, while the low level of market interest rates continued to apply pressure to our net interest income and margin. The increased secondary sales materially increased the total gains on the sale of loans recognized in our non-interest income as compared to the second quarter of 2012 and declined slightly from the linked first quarter of 2013 due to lower gain on sale margins. Due to the recent increase in long-term market interest rates prompted by comments from the Federal Reserve during June, we anticipate a slowdown in our refinanced mortgage loan pipeline during the third quarter of 2013 and the amount of our residential mortgage loans originated for sale, as the higher yielding loans become more attractive to hold in our loan portfolio. As a result, our gains on sales of loans are expected to materially decline from the $14.4 million recorded in the second quarter of 2013, but our interest income from residential mortgage loans is expected to mitigate a portion of the lost non-interest income.

Despite the expected negative impact of the recent increase in market interest rates on consumer refinance activity, outlook for the housing recovery remains positive and the impact such higher rates will have on our net interest margin. If the housing market remains strong, we believe we will continue to see steady demand for home purchases and refinance activity, particularly for 2- to 4-unit residential loans, as interest rates still remain at historically low levels. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow economic recovery, elevated unemployment levels, personal bankruptcies, and higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at June 30, 2013. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days decreased 0.19 percent to 1.51 percent of our total loan portfolio of $10.8 billion as of June 30, 2013 compared to 1.70 percent of $10.8 billion in total loans at March 31, 2013 mainly due to a $12.7 million decline in loans past due 30 to 89 days and moderate decreases in the level of non-accrual loans within each of our loan types (except for construction loans). Non-accrual loans decreased $7.1 million to $118.5 million at June 30, 2013 as compared to $125.6 million at March 31, 2013. The decrease was largely due to $5.2 million of loans transferred to OREO, as well as partial loan charge-offs related to the valuation of certain collateral dependent impaired loans. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of June 30, 2013. See the “Non-performing Assets” section below for further analysis of our credit quality.

Deposits and Other Borrowings. Total deposits decreased $60.0 million to $11.2 billion at June 30, 2013 from March 31, 2013 mostly due to lower time deposit account balances. Valley’s time deposits totaling approximately $2.4 billion at June 30, 2013 decreased $102.7 million as compared to March 31, 2013 largely due to the continued run-off of maturing higher cost retail certificates of deposit and less attractive short-term time deposit rates offered by Valley during the period. Our non-interest bearing deposits totaling $3.5 billion at June 30, 2013 also moderately declined by $30.0 million, or 0.84 percent, from March 31, 2013 due to normal fluctuations in account activity. Partially offsetting the decreases, savings, NOW and money market accounts increased $72.8 million to $5.3 billion at June 30, 2013 as compared to March 31, 2013 due to municipal account balance fluctuations and continued general increases in retail deposits.

We continue to closely monitor our cost of funds to optimize our net interest margin in the current low interest rate environment, as discussed further in the “Net Interest Income” section below. On July 26, 2013, Valley redeemed $15.5 million of the principal face amount of its junior subordinated debentures issued to VNB Capital Trust I and $15.0 million of the face value of the related trust preferred securities. Both the redeemed debentures and trust preferred securities have fixed interest rates of 7.75 percent. Based upon new interim final regulatory guidance issued during the second quarter of 2013, Valley’s outstanding trust preferred securities issued by its capital trust subsidiaries totaling $186.3 million at June 30, 2013 (prior to the aforementioned redemption) will be fully phased out of Tier 1 capital by January 1, 2016. See the “Capital Adequacy” section below for more details.

Selected Performance Indictors. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Return on average assets	0.85%	0.83%	0.82%	0.86%
Return on average shareholders’ equity	8.96	8.75	8.64	9.05
Return on average tangible shareholders’ equity (ROATE)	12.93	12.49	12.45	12.95

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Net income	$33,922	$32,820	$65,232	$67,351

Average shareholders’ equity	1,513,942	1,499,516	1,510,474	1,488,825
Less: Average goodwill and other intangible assets	(464,331)	(448,451)	(462,427)	(448,866)

Average tangible shareholders’ equity	$1,049,611	$1,051,065	$1,048,047	$1,039,959

Annualized ROATE	12.93%	12.49%	12.45%	12.95%

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

Net Interest Income

Net interest income on a tax equivalent basis was $111.9 million for the second quarter of 2013 and remained relatively unchanged from the first quarter of 2013 and declined $11.9 million as compared to the second quarter of 2012. Interest income on a tax equivalent basis decreased $654 thousand from the first quarter of 2013 mainly due to the combination of lower yields on investments and a $62.0 million decrease in average loans, offset mostly by additional interest accretion of approximately $2 million on covered PCI loans caused by better than expected cash flows subsequent to acquisition. The decrease in interest income was partially offset by a $514 thousand decline in interest expense, which was mostly driven by a 3 basis point decline in the cost of savings, NOW and money market deposit accounts and lower average balances for time deposits.

Average interest earning assets increased to $14.2 billion for the second quarter of 2013 as compared to approximately $14.1 billion for the second quarter of 2012 largely due to an increase of $386.8 million in average federal funds sold and other interest bearing deposits, partially offset by a $311.3 million decrease in average loans. The increase in average federal funds sold and other interest bearing deposits resulted from excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) mainly caused by large repayments within the loan portfolio and an increase in our average deposits over the last twelve month period which both outpaced our overall loan volumes. The decrease in average loans largely resulted from our shift to an originate and sell strategy for most of our new and refinanced residential mortgage loan originations starting in the third quarter of 2012 and continued loan run-off in the PCI loan portfolios. Compared to the first quarter of 2013, average interest earning assets increased $125.3 million primarily due to a $136.8 million increase in average total investment securities. The increase in average investments during the second quarter of 2013 was comprised of increases totaling $119.3 million and $17.5 million in taxable and non-taxable investment securities, respectively, mainly due to the purchases of residential mortgage-backed securities issued by government sponsored agencies, corporate bonds and municipal bond securities over the last six-month period. However, the mix of average loans and overnight interest bearing deposits changed as average loans declined by $62.0 million to $11.0 billion for the second quarter of 2013 and average funds sold and other interest bearing deposits increased $50.5 million to $439.2 million as compared to the first quarter of 2013. The decline in average loans quarter over quarter was mainly due to the aforementioned residential mortgage sales of refinanced loans and strong competition for commercial loans, mainly in the Long Island market.

Average interest bearing liabilities decreased $242.5 million to approximately $10.8 billion for the second quarter of 2013 compared with the second quarter of 2012 mainly due to the normal run-off of maturing high cost certificate of deposit balances over the past twelve month period and a decline in the use of short-term FHLB borrowings for funding residential mortgage originations, partially offset by higher average savings, NOW and money market deposit accounts. Consequently, our average non-interest bearing deposits increased by $377.2 million to $3.6 billion for the three months ended June 30, 2013 as compared to the second quarter of 2012 due, in part, to the lack of acceptable investment alternatives for customers. Compared to the first quarter of 2013, average interest bearing liabilities decreased only $4.5 million for the second quarter of 2013, again, mostly due to the run-off of maturing higher rate certificates of deposit partly offset by increased average balances for savings, NOW and money market accounts.

The net interest margin on a tax equivalent basis was 3.15 percent for the second quarter of 2013, a decrease of 3 basis points from 3.18 percent in the linked first quarter of 2013, and a 37 basis point decline from 3.52 percent for the three months ended June 30, 2012. The yield on average interest earning assets decreased by 6 basis points on a linked quarter basis mainly as a result of the lower yield on average investment securities caused by the current and prolonged low level of market yields on new securities, and the continued repayment of higher yielding interest earning assets, partially offset by one more day during the second quarter of 2013. However, the yield on average loans increased 6 basis points to 4.88 percent for the three months ended June 30, 2013 from the first quarter of 2013. The increase in yield from the prior linked quarter was largely due to an additional seven basis points related to higher interest accretion recognized on certain covered PCI loan pools that continue to perform better than expected at their acquisition date. The overall cost of average interest bearing liabilities decreased by approximately 2 basis points from 1.60 percent in the linked first quarter of 2013 mainly due to a decline of 3 basis points for total interest bearing deposits during the second quarter of 2013, partly offset by one more day during the second quarter of 2013. The decrease in the cost of interest bearing deposits was largely due to a three basis point decline in the cost of average savings, NOW and money market deposit accounts caused by lower interest rates and the expiration of interest rate cap derivatives in May 2013 that hedged the cash flows of certain money market deposit accounts. The maturity of higher cost time deposits also contributed to the decline in deposit costs and resulted in a $74.8 million decrease in average time deposits as compared to the first quarter of 2013. Our cost of total deposits was 0.43 percent for the second quarter of 2013 compared to 0.46 percent for the three months ended March 31, 2013.

The recent increase in long-term market interest rates, potential future loan growth from solid commercial real estate loan demand seen in the early stages of the third quarter, additional interest accretion on our PCI loans, our partial redemption of the 7.75 percent junior subordinated debentures issued to capital trusts totaling $15.5 million in July and the expiration of the interest rate caps during the second quarter are all expected to positively impact our ability to maintain or increase the current level of our net interest margin. However, our margin continues to face the risk of compression in the future due to the relatively low level of interest rates on most interest earning asset alternatives combined with the continued re-pricing risk related to the maturity and prepayment of loans and investments that are still yielding higher than market interest rates. However, we continue to tightly manage our balance sheet and our cost of funds to optimize our returns. During the remainder of 2013, we will continue to explore ways to reduce our borrowing costs, whenever possible, and optimize our net interest margin, including further reductions in the level of excess liquidity caused by prepayment activity and/or soft loan demand in certain segments of the portfolio. Although we cannot make any guarantees as to the potential future benefits to our net interest margin, we believe these actions and other asset/liability strategies should reduce the negative impact of the current low interest rate environment.

The following table reflects the components of net interest income for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2013			March 31, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$10,986,603	$134,017	4.88%	$11,048,612	$133,054	4.82%	$11,297,942	$143,837	5.09%
Taxable investments (3)	2,211,207	14,429	2.61	2,091,866	16,169	3.09	2,263,054	19,788	3.50
Tax-exempt investments (1)(3)	586,314	5,651	3.86	568,827	5,614	3.95	464,681	4,965	4.27
Federal funds sold and other interest bearing deposits	439,192	302	0.28	388,669	216	0.22	52,348	31	0.24

Total interest earning assets	14,223,316	154,399	4.34	14,097,974	155,053	4.40	14,078,025	168,621	4.79

Allowance for loan losses	(123,667)			(130,723)			(134,805)
Cash and due from banks	411,053			408,964			419,989
Other assets	1,414,709			1,450,530			1,442,592
Unrealized losses on securities available for sale, net	(3,323)			(5,525)			(14,753)

Total assets	$15,922,088			$15,821,220			$15,791,048

Liabilities and shareholders’ equity Interest bearing liabilities:
Savings, NOW and money market deposits	$5,332,299	$4,369	0.33%	$5,260,535	$4,702	0.36%	$5,064,315	$4,690	0.37%
Time deposits	2,418,524	7,794	1.29	2,493,288	8,111	1.30	2,661,794	9,276	1.39

Total interest bearing deposits	7,750,823	12,163	0.63	7,753,823	12,813	0.66	7,726,109	13,966	0.72
Short-term borrowings	138,910	140	0.40	140,600	144	0.41	376,150	369	0.39
Long-term borrowings (4)	2,886,675	30,180	4.18	2,886,509	30,040	4.16	2,916,670	30,452	4.18

Total interest bearing liabilities	10,776,408	42,483	1.58	10,780,932	42,997	1.60	11,018,929	44,787	1.63

Non-interest bearing deposits	3,581,432			3,448,327			3,204,242
Other liabilities	50,306			84,993			68,361
Shareholders’ equity	1,513,942			1,506,968			1,499,516

Total liabilities and shareholders’ equity	$15,922,088			$15,821,220			$15,791,048

Net interest income/interest rate spread (5)		$111,916	2.76%		$112,056	2.80%		$123,834	3.16%

Tax equivalent adjustment		(2,029)			(2,020)			(1,763)

Net interest income, as reported		$109,887			$110,036			$122,071

Net interest margin (6)			3.09%			3.12%			3.47%
Tax equivalent effect			0.06%			0.06%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.15%			3.18%			3.52%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2013 and 2012:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,017,436	$267,071	4.85%	$11,127,304	$292,307	5.25%
Taxable investments (3)	2,151,866	30,598	2.84	2,366,056	42,290	3.57
Tax-exempt investments (1)(3)	577,619	11,265	3.90	452,304	9,764	4.32
Federal funds sold and other interest bearing deposits	414,070	518	0.25	73,238	86	0.23

Total interest earning assets	14,160,991	309,452	4.37	14,018,902	344,447	4.91

Allowance for loan losses	(127,176)			(135,127)
Cash and due from banks	410,014			443,651
Other assets	1,432,521			1,448,051
Unrealized losses on securities available for sale, net	(4,418)			(23,379)

Total assets	$15,871,932			$15,752,098

Liabilities and shareholders’ equity Interest bearing liabilities:
Savings, NOW and money market deposits	$5,296,615	$9,071	0.34%	$5,068,373	$10,044	0.40%
Time deposits	2,455,699	15,905	1.30	2,737,188	19,461	1.42

Total interest bearing deposits	7,752,314	24,976	0.64	7,805,561	29,505	0.76
Short-term borrowings	139,750	284	0.41	306,913	622	0.41
Long-term borrowings (4)	2,886,592	60,220	4.17	2,917,443	61,337	4.20

Total interest bearing liabilities	10,778,656	85,480	1.59	11,029,917	91,464	1.66

Non-interest bearing deposits	3,515,247			3,158,101
Other liabilities	67,555			75,255
Shareholders’ equity	1,510,474			1,488,825

Total liabilities and shareholders’ equity	$15,871,932			$15,752,098

Net interest income/interest rate spread (5)		$223,972	2.78%		$252,983	3.25%

Tax equivalent adjustment		(4,049)			(3,453)

Net interest income, as reported		$219,923			$249,530

Net interest margin (6)			3.11%			3.56%
Tax equivalent effect			0.05%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.16%			3.61%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2013 Compared with June 30, 2012			Six Months Ended June 30, 2013 Compared with June 30, 2012
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$(3,898)	$(5,922)	$(9,820)	$(2,861)	$(22,375)	$(25,236)
Taxable investments	(444)	(4,915)	(5,359)	(3,588)	(8,104)	(11,692)
Tax-exempt investments*	1,207	(521)	686	2,511	(1,010)	1,501
Federal funds sold and other interest bearing deposits	265	6	271	426	6	432

Total decrease in interest income	(2,870)	(11,352)	(14,222)	(3,512)	(31,483)	(34,995)

Interest Expense:
Savings, NOW and money market deposits	239	(560)	(321)	437	(1,410)	(973)
Time deposits	(813)	(669)	(1,482)	(1,906)	(1,650)	(3,556)
Short-term borrowings	(239)	10	(229)	(340)	2	(338)
Long-term borrowings and junior subordinated debentures	(314)	42	(272)	(646)	(471)	(1,117)

Total decrease in interest expense	(1,127)	(1,177)	(2,304)	(2,455)	(3,529)	(5,984)

Total decrease in net interest income	$(1,743)	$(10,175)	$(11,918)	$(1,057)	$(27,954)	$(29,011)

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Trust and investment services	$2,257	$1,984	$4,234	$3,758
Insurance commissions	4,062	3,283	8,052	8,719
Service charges on deposit accounts	5,822	6,086	11,512	12,032
Gains on securities transactions, net	41	1,204	3,999	1,047
Net impairment losses on securities recognized in earnings	—	(550)	—	(550)
Trading (losses) gains, net Trading securities	(36)	(151)	(66)	101
Junior subordinated debentures carried at fair value	(234)	1,760	(2,406)	520

Total trading (losses) gains, net	(270)	1,609	(2,472)	621
Fees from loan servicing	1,721	1,149	3,238	2,308
Gains on sales of loans, net	14,366	3,141	29,426	6,307
Gains on sales of assets, net	678	256	410	288
Bank owned life insurance	1,424	1,632	2,765	3,591
Change in FDIC loss-share receivable	(2,000)	(7,022)	(5,175)	(7,112)
Other	4,793	11,258	8,201	15,616

Total non-interest income	$32,894	$24,030	$64,190	$46,625

Net gains on securities transactions decreased $1.2 million and increased $3.0 million for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012. The decrease from the second quarter of 2012 was due to an immaterial amount of sales of investment securities during the three months ended June 30, 2013. The increase in net gains for the first half of 2013 was primarily due to the sale of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock classified as available for sale with amortized cost totaling $941 thousand during the first quarter of 2013.

Net trading losses and gains represent the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value and the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio. Net trading gains decreased $1.9 million and $3.1 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 mainly due to the change in the valuation adjustments on the debentures carried at fair value based upon the exchange traded market prices of the related trust preferred securities issued by the capital trust. See Note 5 to the consolidated financial statements for more details.

Net gains on sales of loans increased $11.2 million and $23.1million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 primarily due to our decision to sell a larger portion of our residential mortgage originations (starting in the second half of 2012) combined with record mortgage originations during the first half of 2013 caused, in part, by the low level of market interest rates and the continued success of Valley’s low fixed-price refinance programs. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains (losses) on our loans held of sale carried at fair value each period end. The net change in the fair value of loans held for sale resulted in losses of $3.7 million and $5.0 million for the three and six months ended June 30, 2013, respectively, partially offsetting the net gains on actual loan sales during the periods, as compared to mark to market gains of $830 thousand and $397 thousand for the three and six months ended June 30, 2012, respectively, which increased the net gains recognized in such periods. We expect the overall level of net gains recognized during the second half of 2013 to substantially decline as compared to the six months ended June 30, 2013 due to lower refinanced loan activity caused by the recent increase in market interest rates, as well as our intent to hold for investment a larger portion of our loan originations because of the higher yields. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 5 of the consolidated financial statements.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $2.0 million and $5.2 million net reduction in non-interest income for the three and six months ended June 30, 2013, respectively. The reduction to non-interest income during the second quarter of 2013 was largely due to the prospective recognition of decreases in the FDIC loss-share receivable caused by better than originally expected cash flows on certain pools, partially offset by an increase in the receivable for the FDIC’s portion of reimbursable expenses incurred during the quarter. The $5.2 million net reduction for the first half of 2013 was mainly the result of the aforementioned items and a decrease in additional credit impairment of certain loan pools, which also resulted in a $2.3 million credit to our provision for losses on covered loans for the six months ended June 30, 2013. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 7 to the consolidated financial statements for further details.

Other non-interest income decreased $6.5 million and $7.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. Both decreases were largely the result of other non-interest income recognized in the second quarter of 2012 for the reversal of purchase accounting valuation liabilities totaling $7.4 million, which related to expired and unused lines of credit assumed in FDIC-assisted transactions. The reversal also resulted in corresponding reduction in our FDIC loss-share receivable portion of such estimated losses as of the acquisition and were reflected in the change in FDIC loss-share receivable amounts presented for the three and six months ended June 30, 2012 in the table above.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Salary and employee benefits expense	$47,733	$51,214	$98,305	$102,240
Net occupancy and equipment expense	18,179	16,903	37,068	34,265
FDIC insurance assessment	5,574	3,208	8,927	6,827
Amortization of other intangible assets	1,927	2,532	3,530	4,490
Professional and legal fees	4,285	3,345	8,177	6,969
Advertising	1,850	1,841	3,652	3,529
Other	15,798	12,467	31,126	27,738

Total non-interest expense	$95,346	$91,510	$190,785	$186,058

Salary and employee benefits expense decreased $3.5 million and $3.9 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 largely due to the decrease in our cash incentive compensation accruals and medical health insurance expense. Our health care expenses are at times volatile due to our election to self fund a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future.

In June 2013, Valley elected to freeze its non-contributory defined benefit pension plan, the supplemental non-qualified pension plan, and the non-qualified directors’ retirement plan effective December 31, 2013. The freeze is expected to decrease our total pension expense by $2.1 million for the last six months of 2013 as compared to the six months ended June 30, 2013 and considerably decrease our pension costs starting in January 2014. To partially offset the negative impact of these changes to our employees, we enhanced the benefits available under our 401(k) plan effective January 1, 2014. The enhancements include an increase in our employer matching contributions, which is expected to offset a portion of the pension cost reduction expected in 2014. See Note 10 to the consolidated financial statements for more details.

Net occupancy and equipment expenses increased $1.3 million and $2.8 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 mainly due higher repair and maintenance expenses, as well as an increase in depreciation expense primarily related to technological updates to certain systems, including new deposit automation systems implemented throughout our branch network during 2012.

FDIC insurance assessments increased $2.4 million and $2.1 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 mostly due to adjustments to our assessment made by the FDIC during the second quarter of 2013. Based upon current estimates, the FDIC insurance assessment is expected to approximate $4.0 million for the third quarter of 2013.

Amortization of other intangibles decreased $605 thousand and $960 thousand for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 mainly due to increases in the net recoveries of impairment charges on certain loan servicing rights during the first half of 2013, partially offset by higher amortization expense caused, in part, by additional loan servicing rights recorded since we implemented an “originate and sell” model for a large portion of our mortgage loan originations starting in the second half of 2012.

Professional and legal fees increased $1.2 million and $940 thousand for three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 mainly due to increases in legal expenses related to general corporate matters.

Other non-interest expense increased $3.3 million and $3.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 due to general increases across several small categories, including higher OREO expenses related to our foreclosed commercial real estate and residential properties.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 66.78 percent and 67.15 percent for the three and six months ended June 30, 2013, respectively, as compared to 62.63 percent and 62.82 percent for the same periods in 2012, respectively. The negative upward movement in our efficiency ratio in the first half 2013 was largely attributable to a $29.6 million decline in net interest income. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $11.0 million for the three months ended June 30, 2013 reflecting an effective tax rate of 24.4 percent, as compared to $14.4 million for the second quarter of 2012, reflecting an effective tax rate of 30.4 percent. The decrease in rate and tax expense as compared to the second quarter of 2012 was primarily due to the favorable tax effect of a corporate subsidiary’s legal restructuring, an increase in tax credit investments and a lower anticipated effective tax rate for the remainder of 2013.

Income tax expense was $23.8 million and $29.6 million for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate decreased by 3.9 percent to 26.7 percent for the six months ended June 30, 2013 as compared to 30.6 percent for the same period of 2012 primarily due to the aforementioned items.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2013, we anticipate that our effective tax rate will range from 26 to 29 percent.

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

The following tables present the financial data for each business segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,887,451	$7,099,152	$3,236,713	$—	$14,223,316
Income (loss) before income taxes	20,895	33,290	850	(10,152)	44,883
Annualized return on average interest earning assets (before tax)	2.15%	1.88%	0.11%	N/A	1.26%

	Three Months Ended June 30, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,975,534	$7,322,408	$2,780,083	$—	$14,078,025
Income before income taxes	14,708	22,437	6,866	3,175	47,186
Annualized return on average interest earning assets (before tax)	1.48%	1.23%	0.99%	N/A	1.34%

Consumer Lending

This segment, representing 35.8 percent of our loan portfolio at June 30, 2013, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio, which including covered loans represented 22.3 percent of our loan portfolio at June 30, 2013, is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 7.7 percent of total loans at June 30, 2013) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average assets for the three months ended June 30, 2013 decreased $88.1 million as compared to the second quarter of 2012. This decrease largely resulted from our continued sales of the majority of our new and refinanced residential mortgage loan originations, partially offset by growth in both auto loans and personal lines of credit over the last twelve months. During the second quarter of 2013, we originated over $482 million in new and refinanced residential mortgage loans and retained only approximately 19 percent of these loans in our loan portfolio at June 30, 2013 as compared to 81 percent of $478 million in new loan originations retained during the second quarter of 2012. In addition, the home equity loan portfolio declined from the second quarter of 2012 mainly due to continued normal repayment activity outpacing new loan origination volumes.

Income before income taxes increased $6.2 million to $20.9 million for the second quarter of 2013 as compared to the second quarter of 2012. The increase was mainly due to higher non-interest income, partially offset by a decrease in net interest income. Non-interest income increased $11.7 million to $25.0 million for the second quarter of 2013 due to an increase in net gains on sales of residential mortgage loans as we sold a larger portion of our mortgage loan originations during the second quarter of 2013. Net interest income decreased $4.3 million as compared with the second quarter of 2012. The decrease was mainly driven by lower average loan balances coupled with lower yields on average new loans, partially offset by a decline in the cost of deposit accounts and lower average balances for time deposits.

The net interest margin decreased 36 basis points to 2.96 percent for the second quarter of 2013 as compared to the same quarter one year ago mainly as a result of a 44 basis point decrease in yield on average loans caused by the current and prolonged low level of market interest rates on new loans, partially offset by an 8 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due the run-off of maturing high cost certificates of deposit, lower interest rates offered on most of our deposit products over the past twelve month, a decline in the cost of long-term borrowings, as well as the expiration of interest rate cap derivatives in May 2013 that hedged the cash flows of certain customer repurchase agreements and money market deposit accounts.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $33.0 million of covered loans, totaled approximately $2.0 billion and represented 18.6 percent of the total loan portfolio at June 30, 2013. Commercial real estate loans and construction loans, including $98.2 million of covered loans, totaled $5.0 billion and represented 45.6 percent of the total loan portfolio at June 30, 2013.

Average assets for the three months ended June 30, 2013 decreased $223.3 million as compared to the second quarter of 2012. This decrease was primarily attributable to continued strong market competition for quality credits, loan repayments, lower line of credit usage, and a $94.2 million decline in the non-covered PCI loan portfolio over the last 12-month period.

For the three months ended June 30, 2013, income before income taxes increased $10.9 million to $33.3 million as compared to the second quarter of 2012 mostly due to a decrease in the provision for credit losses coupled with an increase in non-interest income, partially offset by a decrease in net interest income. The provision for credit losses decreased $5.8 million during the second quarter of 2013 as compared to the same quarter of 2012 mainly due to improved expected loss experience and economic outlook since one year ago. Non-interest income increased $4.3 million as compared to the second quarter of 2012 largely due to the aggregate effect of changes in the FDIC loss-share receivable. Additionally, net interest income decreased $2.7 million mainly due to a decrease in average loan balances as repayments outpaced loan volumes in the commercial and industrial loan portfolio as well as lower yields on average loans, offset mostly by additional interest accretion of approximately $2 million recognized on covered PCI loans during the second quarter of 2013 due to better than expected cash flows for certain loan pools subsequent to acquisition.

The net interest margin decreased 2 basis points to 4.29 for the second quarter of 2013 as compared to the same quarter one year ago mainly as a result of a 10 basis point decrease in yield on average loans, partially offset by the 8 basis point decrease in the costs of our funding sources.

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

Average investments increased $456.6 million during the second quarter of 2013 as compared to the same quarter in 2012 primarily due to a $386.8 million increase in average federal funds sold and other interest bearing deposits. The increase in average federal funds sold and other interest bearing deposits resulted from excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) mainly caused by large repayments within the loan portfolio and an increase in our average deposits (primarily non-interest bearing deposits) over the last twelve months which both outpaced our overall loan volumes. In addition, the increase in average investments during the second quarter of 2013 was also attributable to purchases of residential mortgage-backed securities issued by government sponsored agencies, corporate bonds and municipal bond securities over the last twelve month period.

For the three months ended June 30, 2013, income before income taxes decreased $6.0 million to $850 thousand for the second quarter of 2013 compared to $6.9 million for the three months ended June 30, 2012 mostly due to a $4.9 million decrease in net interest income and an $888 thousand increase in internal transfer expense. The decrease in net interest income was mainly driven by a 102 basis point decline in the yield on investments resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates over the last twelve months, as well as an increase in the amortization of premiums on certain mortgage-backed securities caused by high prepayment speeds.

The net interest margin decreased 94 basis points to 1.46 percent for the second quarter of 2013 as compared to the same quarter one year ago largely due to the 102 basis point decrease in the yield on investments, partially offset by lower costs associated with our funding sources.

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

The income before income taxes for the corporate segment decreased $13.3 million to a $10.2 million loss for the three months ended June 30, 2013 as compared to income of $3.2 million for the three months ended June 30, 2012. Non-interest income decreased $6.9 million largely due to a reversal of purchase accounting valuation liabilities totaling $7.4 million during the three months ended June 30, 2012 related to expired and unused lines of credit assumed in FDIC-assisted transactions. Net gains on securities transactions decreased $1.2 million for the quarter ended June 30, 2013 as compared with the same period in 2012 mainly due to an immaterial amount of investment securities sales during the second quarter of 2013. Net trading gains decreased $1.9 million to a net loss of $270 thousand during the second quarter of 2013 as compared to the same period year ago mainly due to the change in the non-cash mark to market adjustments on our junior subordinated debentures carried at fair value. Additionally, internal transfer income decreased $4.6 million as compared to the same quarter one year ago.

The following tables present the financial data for each business segment for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
				Corporate
	Consumer	Commercial	Investment	and Other
	Lending	Lending	Management	Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,883,596	$7,133,840	$3,143,555	$—	$14,160,991
Income (loss) before income taxes	41,132	57,098	1,876	(11,099)	89,007
Annualized return on average interest earning assets (before tax)	2.12%	1.60%	0.12%	N/A	1.26%

	Six Months Ended June 30, 2012
				Corporate
	Consumer	Commercial	Investment	and Other
	Lending	Lending	Management	Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,851,981	$7,275,323	$2,891,598	$—	$14,018,902
Income (loss) before income taxes	27,713	59,799	14,034	(4,551)	96,995
Annualized return on average interest earning assets (before tax)	1.44%	1.64%	0.97%	N/A	1.38%

Consumer Lending

Average interest earning assets for the six months ended June 30, 2013 increased $31.6 million, or approximately 1 percent, as compared to the same period in 2012. The modest increase was mainly due to growth in auto loans and personal lines of credit, partially offset by a slight decline in residential mortgage loans as we sold a large portion of our mortgage loan originations due, in part, to the sustained low level of market interest rates over the last twelve month period.

Income before income taxes increased $13.4 million for the six months ended June 30, 2013 to $41.1 million as compared to $27.7 million for the same period in 2012, mostly due to an increase in non-interest income, partially offset by a decrease in net interest income. Non-interest income increased $23.0 million for the first half of 2013 as compared to the same period in 2012 mainly due to a $23.1 million increase in the net gains on sales of loans caused by the aforementioned high level of mortgage loan originations for sale. Net interest income decreased $7.0 million for the six months ended June 30, 2013 as compared to the same period in 2012 mainly due to lower yielding new and refinanced loans and a decrease in the mix of higher yielding residential mortgage loan balances within the segments composition.

The net interest margin decreased 39 basis points to 2.99 percent for the six months ended June 30, 2013 as compared to the same period of 2012 due to a 48 basis point decrease in interest yield, partially offset by a 9 basis point decrease in costs associated with our funding sources.

Commercial Lending

Average interest earning assets for the six months ended June 30, 2013 decreased $141.5 million as compared to the same period in 2012. This decrease was primarily attributable to continued loan repayments (largely within the PCI loan portfolios) including some full loan repayments from a few large borrowers which outpaced loan volumes in the commercial and industrial loan portfolio, lower line of credit usage, and continued strong market competition for quality credits, especially in our new Long Island marketplace.

For the six months ended June 30, 2013, income before income taxes decreased $2.7 million to $57.1 million compared with the same period one year ago. The decrease was primarily due to lower net interest income, partially offset by a decline in the provision for loan losses and a decrease in internal transfer expense. Net interest income decreased $12.4 million during the first half of 2013 to $149.8 million as compared to $162.3 million for the same period in 2012 and was driven by lower interest rates on new and refinanced loans, as well as lower average loan balances. The provision for loan losses decreased $7.6 million during the first six months of 2013 as compared to the same period in 2012 due to a lower provision for credit losses on non-covered loans and a $2.3 million credit to the provision for covered loans recorded during the first half of 2013 as a result of decline in additional estimated credit losses. Internal transfer expense also decreased $3.3 million to $58.0 million for the six months ended June 30, 2013 as compared to the same period of 2012.

The net interest margin decreased 26 basis points to 4.20 percent for the six months ended June 30, 2013 as compared to the same period of 2012 due to a 35 basis point decrease in interest yield, partially offset by a 9 basis points decrease in costs associated with our funding sources.

Investment Management

Average investments increased $252.0 million during the six months ended June 30, 2013 as compared to the same period one year ago primarily due to a high level of excess liquidity maintained in overnight funds throughout 2013 and the latter half of 2012 mainly caused by large repayments within the loan portfolio and an increase in our average deposits over the last twelve months which both outpaced our overall loan volumes.

Income before income taxes decreased $12.2 million to $1.9 million for the six months ended June 30, 2013 compared to $14.0 million for the same period of 2012 primarily due to a $9.7 million decrease in net interest income and a $1.6 million increase in the internal transfer expense. The decrease in net interest income was driven by the aforementioned decline in the yield on investments mainly resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates over the last twelve months, as well as an increase in the amortization of premiums on certain mortgage-backed securities.

The net interest margin decreased 81 basis points to 1.62 percent for the first half of 2013 as compared to the same period one year ago as a result of the aforementioned decrease in yield on investments, partially offset by a 9 basis point decrease in costs associated with our funding sources.

Corporate Segment

The loss before income taxes for the corporate segment increased $6.5 million to $11.1 million for the six months ended June 30, 2013 as compared to a $4.6 million for the same period of 2012. Non-interest income decreased $5.3 million as compared to the six months ended June 30, 2012 largely due to a reversal of purchase accounting valuation liabilities totaling $7.4 million during the six months ended June 30, 2012 related to expired and unused lines of credit assumed in FDIC-assisted transactions. The internal transfer income also decreased $1.5 million during the six months ended June 2013 as compared to the same period in 2012.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources and uses of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk and cash flows of financial assets and liabilities. Specifically, management employs multiple risk management activities such as optimizing the level of new residential mortgage originations retained in our mortgage portfolio through increasing or decreasing loan sales in the secondary market, product pricing levels, the desired maturity levels for new originations, the composition levels of both our interest earning assets and interest bearing liabilities, as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2013. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2013. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2013. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2013 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2013. The model utilizes an immediate parallel shift in the market interest rates at June 30, 2013.

The following table reflects management’s expectations of the change in our net interest income over the next twelve month-period in light of the aforementioned assumptions:

	Estimated Change in
	Future Net Interest Income
	Dollar	Percentage
Changes in Interest Rates	Change	Change
(in basis points)	($ in thousands)
+200	$11,363	2.56%
+100	384	0.09
-100	(12,270)	(2.76)

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to increase net interest income over the next twelve months by only 0.09 percent. Our balance sheet sensitivity to such a move in interest rates at June 30, 2013 decreased as compared to March 31, 2013 (which was an increase of 1.83 percent in net interest income over a 12 month period) largely due to a $289.1 million decrease in interest bearing deposits with banks, comprised mostly of overnight cash deposits that are immediately sensitive to a rise in interest rates. These cash deposits, largely held at the Federal Reserve Bank of New York, decreased due to the redeployment of such excess liquidity into less rate-sensitive new loans and investments during the second quarter of 2013. Additionally, our current positive sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we attempt to manage the Bank’s aggregate sensitivity in a manner to mitigate the potential lag in the portfolios re-pricing. We expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. However, many of the residential mortgage-backed securities have rapidly paid down in the current low interest rate environment, and the resulting acceleration of the securities’ premium amortization has negatively impacted our interest income during the six months ended June 30, 2013 and may continue to do so if the market interest rates remain at relatively low historical levels.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at June 30, 2013 that currently pay fixed and receive floating rates. Additionally, we utilize fair value and non-designated hedge interest rate swaps at times to effectively convert fixed rate loans and deposits to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and caps negatively impacted our net interest income during both the three months ended June 30, 2013 and 2012. We expect this negative trend to continue into the foreseeable future due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the ailing economy. See Note 13 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at June 30, 2013.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.8 billion, representing 12.9 percent of earning assets, at June 30, 2013 and $1.9 billion, representing 13.4 percent of earning assets, at December 31, 2012. Of the $1.8 billion of liquid assets at June 30, 2013, approximately $422 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $404 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2013) are projected to be approximately $3.6 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.1 billion and $9.9 billion for the second quarter of 2013 and for the year ended December 31, 2012, respectively, representing 71.2 percent and 70.3 percent of average earning assets for the same periods of 2013 and 2012, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2013, our borrowing capacity under the Fed’s discount window was approximately $994 million.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings decreased $29.2 million to $125.1 million at June 30, 2013 as compared to $154.3 million at December 31, 2012 due to lower repo balances. At June 30, 2013 and December 31, 2012, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

As part of our on-going asset/liability management strategies, Valley could use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures issued to VNB Capital Trust I, State Bancorp Capital Trust I, and State Bancorp Capital Trust II using Valley’s own funds and/or dividends received from the Bank, as well as new borrowed funds or capital issuances. On July 26, 2013, we redeemed $15.0 million of the principal face value of the trust preferred securities issued by VNB Capital Trust I (included in Valley’s Tier 1 capital position) and approximately $15.5 million of the principal face amount of the related outstanding junior subordinated debentures carried at fair value within our interest bearing liabilities at June 30, 2013.

Investment Securities Portfolio

As of June 30, 2013, we had approximately $1.8 billion, $958.7 million, and $14.2 million in held to maturity, available for sale and trading securities, respectively. At June 30, 2013, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities, equity securities, and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic recovery and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2013.

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,184,524	$24,949	$(21,737)	$1,187,736
AA Rated	275,645	6,566	(7,147)	275,064
A Rated	23,531	945	(2)	24,474
BBB Rated	68,240	4,931	(91)	73,080
Non-investment grade	29,320	1,185	(342)	30,163
Not rated	185,687	26	(12,049)	173,664

Total investment securities held to maturity	$1,766,947	$38,602	$(41,368)	$1,764,181

Available for sale investment grades:*
AAA Rated	$729,936	$5,027	$(31,763)	$703,200
AA Rated	14,034	747	(417)	14,364
A Rated	52,118	914	(3,864)	49,168
BBB Rated	73,064	1,240	(2,400)	71,904
Non-investment grade	46,947	1,087	(4,263)	43,771
Not rated	70,006	7,010	(767)	76,249

Total investment securities available for sale	$986,105	$16,025	$(43,474)	$958,656

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range.

For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $185.7 million in investments not rated by the rating agencies with aggregate unrealized losses of $12.0 million at June 30, 2013. The unrealized losses for this category mostly relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2013, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes non-investment grade rated investments with amortized costs and fair values totaling $46.9 million and $43.8 million, respectively, at June 30, 2013. The $4.3 million in unrealized losses for this category primarily relate to 2 private label mortgage-backed securities (including 1 security with total loss of $1.6 million) and 4 trust preferred securities (including 2 pooled trust preferred securities). Of the six securities, three were found to be other-than-temporarily impaired prior to December 31, 2012. The available for sale portfolio also includes investments not rated by the rating agencies with aggregate fair values and unrealized losses of $76.2 million and $767 thousand, respectively, at June 30, 2013. The unrealized losses for this category are largely related to trust preferred securities issued by one deferring bank holding company that were other-than-temporarily impaired prior to December 31, 2012. See further details regarding these impaired securities and our other-than-temporary analysis in Note 6 to the consolidated financial statements and “Other-Than-Temporarily Impaired Securities” section below.

Other-Than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, Valley recognized net impairment losses on securities in earnings totaling $550 thousand due to additional estimated credit losses on 1 of 5 previously impaired private label mortgage-backed securities. At June 30, 2013, the 5 impaired private label mortgage-backed securities had a combined amortized cost of $27.7 million and fair value of $28.3 million.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
			($ in thousands)
Non-covered loans
Commercial and industrial	$1,988,404	$2,045,514	$2,084,826	$2,118,870	$2,165,656
Commercial real estate:
Commercial real estate	4,437,712	4,351,291	4,417,709	4,445,338	4,441,026
Construction	426,891	438,674	425,444	435,939	411,639

Total commercial real estate	4,864,603	4,789,965	4,843,153	4,881,277	4,852,665

Residential mortgage	2,412,968	2,352,560	2,462,429	2,499,554	2,745,101
Consumer:
Home equity	455,166	462,297	485,458	492,338	499,749
Automobile	835,271	811,060	786,528	789,248	778,181
Other consumer	184,796	188,827	179,731	160,118	155,963

Total consumer loans	1,475,233	1,462,184	1,451,717	1,441,704	1,433,893

Total non-covered loans	10,741,208	10,650,223	10,842,125	10,941,405	11,197,315

Covered loans (1)	141,817	161,276	180,674	207,533	226,537

Total loans (2)	$10,883,025	$10,811,499	$11,022,799	$11,148,938	$11,423,852

As a percent of total loans:
Commercial and industrial	18.3%	18.9%	19.0%	19.0%	18.9%
Commercial real estate	44.6	44.3	43.9	43.8	42.5
Residential mortgage	22.2	21.8	22.3	22.4	24.0
Consumer loans	13.6	13.5	13.2	12.9	12.6
Covered loans	1.3	1.5	1.6	1.9	2.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $8.3 million, $6.8 million, $3.4 million, $3.8 million, and $1.2 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $91.0 million to $10.7 billion at June 30, 2013 from March 31, 2013 largely due to solid organic commercial real estate (excluding construction) loan growth and approximately $162 million of residential mortgage loans purchased in the second quarter of 2013, partially offset by declines mainly within the commercial and industrial loan segment of our purchased credit-impaired (PCI) loan portfolios.

Total commercial and industrial loans decreased $57.1 million from March 31, 2013 to approximately $2.0 billion at June 30, 2013 mainly due to a $46.4 million decline in the PCI loan portfolio. During the second quarter, we continued to experience strong market competition for quality credits, as well as a slight reduction in line of credit usage, which offset an increase in our total line commitments from the prior quarter.

Total commercial real estate loans (excluding construction loans) increased $86.4 million from the first quarter of 2013 to $4.4 billion at June 30, 2013, despite a $49.4 million decrease in non-covered PCI loans acquired and purchased in 2012. Strong loan origination volumes were seen across many types of commercial real estate borrowers and led by co-op building loans within our New York markets. The decline in the PCI loans was due to normal payments, as well as prepayments caused by strong competition in the Long Island market and, to some extent, excess borrower liquidity. Additionally, construction loans decreased $11.8 million to $426.9 million at June 30, 2013 from March 31, 2013 mainly due to a decline in the non-PCI loan portion of the portfolio caused by normal paydowns on existing construction loans and soft demand.

Total residential mortgage loans increased $60.4 million to $2.4 billion at June 30, 2013 from March 31, 2013 mostly due to two loan purchases from third party originators totaling approximately $162 million, partially offset by a high volume of second quarter refinancing activity where many of the new loans were either sold in the secondary market or held for sale at June 30, 2013. From time to time, the Bank purchases residential mortgage loans, as well as automobile loans (see discussion below), originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases, guaranteed by third parties. Of the $162 million of loan purchases in the second quarter, approximately $70 million are serviced and fully guaranteed by a third party originator with a Moody’s debt rating of Aa1. During the second quarter of 2013, we originated over $482 million in new and refinanced residential mortgage loans and retained approximately 19 percent of these loans in our loan portfolio at June 30, 2013. Loans held for sale carried at fair value decreased $86.2 million to $48.9 million (with $49.1 million in unpaid contractual balances) at June 30, 2013 as compared to $135.1 million (with $131.5 million in unpaid contractual balances) at March 31, 2013. Our residential mortgage pipeline was robust for most of the second quarter mainly due to the continued success of our low fixed-price refinance programs and the low level of market interest rates. However, based upon the recent increase in market interest rates prompted by comments from the Federal Reserve during June, we expect to originate and hold a larger portion of our mortgage loan originations during the remainder of 2013, assuming that market rates continue to hold at acceptable levels and we are able to maintain an appropriate mix of residential mortgage loans on our balance sheet. Although we expect our retention of the mortgages to benefit the net interest margin during the third quarter of 2013, net gains on sales of loans are expected to substantially decline as compared to the first two quarters of 2013 based upon a decrease in sales and lower sale margins.

Total consumer loans increased $13.0 million from March 31, 2013 largely due to an increase in the automobile loan portfolio, partially offset by a decrease in other consumer loan portfolio as well as paydowns of home equity loans during the second quarter of 2013. Automobile loans increased by $24.2 million to $835.3 million at June 30, 2013 as compared to March 31, 2013 as our new loan volume remained strong throughout the first half of 2013. During the second quarter of 2013, we also purchased approximately $5.5 million in auto loans as compared to $10.5 million in purchased loans during the first quarter of 2013. Home equity loans declined $7.1 million to $455.2 million at June 30, 2013 as compared to March 31, 2013 due to continued normal repayment activity outpacing new loan origination volumes. Other consumer loans also decreased $4.0 million to $184.8 million at June 30, 2013 as compared to $188.8 million at March 31, 2013 mainly due to lower collateralized personal lines of credit usage. Overall, consumer demand has remained somewhat soft as borrowers’ appetite for additional debt continues to be tempered by the uncertain sustainability of a slowly improving economy.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans for which the Bank will share losses with the FDIC which totaled $809.6 million and $141.8 million, respectively, at June 30, 2013. Our covered loans, consisting primarily of commercial real estate loans and commercial and industrial loans, were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions in 2010. As required by U.S. GAAP, all of our PCI loans are accounted under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013		2012
	Carrying	Accretable	Carrying	Accretable
	Amount, Net	Yield	Amount, Net	Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$909,752	$113,952	$1,165,169	$171,450
Accretion	12,462	(12,462)	15,625	(15,625)
Payments received	(112,626)	—	(66,344)	—
Net increase in expected cash flows	—	120,884	—	—

Balance, end of the period	$809,588	$222,374	$1,114,450	$155,825

Covered loans:
Balance, beginning of the period	$154,096	$39,186	$238,657	$58,352
Accretion	5,177	(5,177)	4,760	(4,760)
Payments received	(22,751)	—	(27,321)	—
Transfers to other real estate owned	(1,885)	—	(1,330)	—
Provision for losses on covered loans	110	—	—	—

Balance, end of the period	$134,747	$34,009	$214,766	$53,592

	Six Months Ended June 30,
	2013		2012
	Carrying	Accretable	Carrying	Accretable
	Amount, Net	Yield	Amount, Net	Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$986,990	$126,749	$—	$—
Acquisitions	—	—	1,216,203	186,262
Accretion	25,259	(25,259)	30,437	(30,437)
Payments received	(202,661)	—	(132,190)	—
Net increase in expected cash flows	—	120,884	—	—

Balance, end of the period	$809,588	$222,374	$1,114,450	$155,825

Covered loans:
Balance, beginning of the period	$171,182	$42,560	$258,316	$66,724
Accretion	8,615	(8,615)	13,132	(13,132)
Payments received	(41,907)	—	(50,757)	—
Net increase in expected cash flows	—	64	—	—
Transfers to other real estate owned	(5,419)	—	(5,925)	—
Provision for losses on covered loans	2,276	—	—	—

Balance, end of the period	$134,747	$34,009	$214,766	$53,592

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The $120.9 million net increase in expected cash flows for non-covered PCI loans during the second quarter of 2013 was largely due to additional cash flows caused by longer than originally expected durations for certain loans which increased the average expected life of our non-covered PCI loans (which represent 85 percent of total PCI loans at June 30, 2013) from 2.5 years (at the date of acquisition) to approximately 4.0 years. Additionally, a $20.1 million decrease in the expected credit losses for certain non-covered pools is another component of the net increase in cash flows.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $7.1 million at June 30, 2013 as compared to $11.8 million at June 30, 2012. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the three and six months ended June 30, 2013, we recorded a credit to the provision for losses on covered loans totaling $110 thousand and $2.3 million, respectively, as a component of our provision for credit losses in the consolidated statement of income due to declines in the additional estimated credit impairment since acquisition.

Although we recognized additional credit impairment for certain covered pools prior to 2012, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the three and six months ended June 30, 2013, we reduced our FDIC loss-share receivable by $3.5 million and $4.9 million, respectively, due to the prospective recognition of the effect of additional cash flows from covered loan pools with a corresponding reduction in non-interest income for the period (see table in the next section below).

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

The following table presents changes in the FDIC loss-share receivable for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of the period	$43,413	$69,928	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	32	81	65	162
Effect of additional cash flows on covered loans (prospective recognition)	(3,467)	(2,231)	(4,949)	(3,868)
Decrease in the provision for losses on covered loans	(105)	—	(2,783)	—
Other reimbursable expenses	1,540	1,088	2,492	2,554
(Reimbursements from) payments to the FDIC	(727)	(3,165)	865	(7,537)
Other	—	(5,960)	—	(5,960)

Balance, end of the period	$40,686	$59,741	$40,686	$59,741

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $2.0 million and $7.0 million for the three months ended June 30, 2013 and 2012, respectively, and a $5.2 million and a $7.1 million reduction for the six months ended June 30, 2013 and 2012, respectively. The reductions in non-interest income for the three and six months of 2012 included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which expired.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), and other repossessed assets which consist of three aircraft and several automobiles at June 30, 2013. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets at June 30, 2013, but has increased from one year ago (as shown in the table below).

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

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
			($ in thousands)
Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$3,525	$7,656	$3,578	$17,459	$2,275
Commercial real estate	18,946	21,665	13,245	6,236	11,483
Construction	5,772	8,812	6,685	—	270
Residential mortgage	10,619	12,424	18,951	16,961	10,148
Consumer	4,138	5,096	7,227	6,463	5,872

Total 30 to 89 days past due	43,000	55,653	49,686	47,119	30,048

90 or more days past due:
Commercial and industrial	—	31	283	—	512
Commercial real estate	259	259	2,950	221	—
Construction	150	—	2,575	1,024	—
Residential mortgage	2,342	1,885	2,356	1,051	727
Consumer	349	229	501	197	246

Total 90 or more days past due	3,100	2,404	8,665	2,493	1,485

Total accruing past due loans	$46,100	$58,057	$58,351	$49,612	$31,533

Non-accrual loans:(1)
Commercial and industrial	$20,913	$21,692	$22,424	$12,296	$12,652
Commercial real estate	55,390	56,042	58,625	58,541	61,864
Construction	13,617	13,199	14,805	15,139	16,502
Residential mortgage	26,054	31,905	32,623	31,564	32,045
Consumer	2,549	2,766	3,331	3,831	3,165

Total non-accrual loans	118,523	125,604	131,808	121,371	126,228

Other real estate owned (OREO) (2)	21,327	18,463	15,612	15,403	14,724
Other repossessed assets	7,549	8,053	7,805	7,733	8,548
Non-accrual debt securities(3)	50,972	48,143	40,303	40,779	45,921

Total non-performing assets (NPAs)	$198,371	$200,263	$195,528	$185,286	$195,421

Performing troubled debt restructured loans	$117,052	$108,654	$105,446	$109,282	$113,610
Total non-accrual loans as a % of loans	1.09%	1.16%	1.20%	1.09%	1.10%
Total NPAs as a % of loans and NPAs	1.81	1.82	1.74	1.63	1.68
Total accruing past due and non-accrual loans as a % of loans	1.51	1.70	1.73	1.53	1.38
Allowance for losses on non-covered loans as a % of non-accrual loans	93.12	91.29	91.58	98.67	93.55

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.
(2)

This table excludes OREO properties related to the FDIC-assisted transactions totaling $13.0 million, $11.1 million and $8.9 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively, and $11.2 million at both September 30, 2012 and June 30, 2012 and is subject to the loss-sharing agreements with the FDIC.

(3)

Include other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value net of unrealized gains totaling $3.8 million at June 30, 2013 and $965 thousand at March 31, 2013, and net unrealized losses totaling $6.9 million, $6.4 million, $5.8 million at December 31, 2012, September 30, 2012 and June 30, 2012, respectively.

Total NPAs decreased $1.9 million from March 31, 2013 to $198.4 million at June 30, 2013 mainly due to a decline in non-accrual loans, partially offset by an increase in OREO balances and $2.8 million increase in the estimated fair value of non-accrual debt securities (consisting of other-than-temporarily impaired trust preferred securities classified as available for sale) totaling $51.0 million at June 30, 2013. The increase in the carrying value of non-accrual debt securities from March 31, 2013 was entirely due to a decrease in the unrealized losses (or non-credit impairment) on such securities. There was no change in the number of debt securities on non-accrual status during the second quarter of 2013. See Note 5 to the consolidated financial statements for additional information on the valuation techniques used to fair value these securities.

Loans past due 30 to 89 days decreased $12.7 million to $43.0 million at June 30, 2013 compared to March 31, 2013 due to lower delinquencies across all of our loan categories. Within this past due category, commercial and industrial loans decreased $4.1 million largely due to the renewal of $3.3 million in matured performing loans reported in this category at March 31, 2013. Commercial real estate and construction loans experienced similar declines during the second quarter due to the renewal of $3.1 million and $3.9 million of matured performing loans, respectively. Valley believes the majority of all loan types in this past due category are well secured, in the process of collection.

Loans past due 90 days or more and still accruing increased $696 thousand to $3.1 million of total loans at June 30, 2013 compared to $2.4 million at March 31, 2013. The increase in this past due category was mostly due to a slightly higher amount of residential mortgage loans totaling $2.3 million at June 30, 2013 being included in this category.

Non-accrual loans decreased $7.1 million to $118.5 million at June 30, 2013 as compared to $125.6 million at March 31, 2013. The decrease was largely due to $5.2 million of loans transferred to OREO, as well as partial loan charge-offs related to the valuation of certain collateral dependent impaired loans. At June 30, 2013, March 31, 2013 and December 31, 2012, our non-accrual loans also included performing residential mortgage and home equity loans totaling $5.7 million, $6.0 million and $3.0 million, respectively, which were classified as non-accrual loans due to the Office of the Comptroller of the Currency (OCC) guidelines on borrowers in Chapter 7 bankruptcy issued during the latter half of 2012. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $216.3 million at June 30, 2013 and had $28.7 million in related specific reserves included in our total allowance for loan losses.

OREO (which consists of 42 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC and other repossessed assets, totaled $21.3 million and $7.5 million, respectively, at June 30, 2013 as compared to $18.5 million and $8.1 million, respectively, at March 31, 2013. The $2.8 million increase in OREO was mainly due to the completed foreclosures of 11 commercial real estate and residential properties during the second quarter of 2013, net of normal sales activity. The transferred properties totaled $4.3 million at June 30, 2013 (after partial charge-offs to the allowance for loan losses at the transfer date). Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. We believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPA’s, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $117.1 million at June 30, 2013 and consisted of 98 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $108.7 million at March 31, 2013. On an aggregate basis, the $117.1 million in performing TDRs at June 30, 2013 had a modified weighted average interest rate of approximately 5.25 percent as compared to a pre-modification weighted average interest rate of 6.01 percent. See Note 7 to the consolidated financial statements for more information regarding our TDR loans.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012
	($ in thousands)
Average loans outstanding	$10,986,603	$11,048,612	$11,297,942	$11,017,436	$11,127,304

Beginning balance—Allowance for credit losses	$124,364	$132,495	$135,576	$132,495	$136,185
Loans charged-off:
Commercial and industrial	(1,441)	(7,325)	(5,406)	(8,766)	(10,213)
Commercial real estate	(4,014)	(598)	(4,895)	(4,612)	(5,465)
Construction	(375)	(1,395)	(484)	(1,770)	(994)
Residential mortgage	(1,666)	(892)	(583)	(2,558)	(1,759)
Consumer	(860)	(1,509)	(1,015)	(2,369)	(2,498)

	(8,356)	(11,719)	(12,383)	(20,075)	(20,929)

Charged-off loans recovered:
Commercial and industrial	602	1,338	1,304	1,940	2,309
Commercial real estate	50	15	66	65	186
Construction	—	—	50	—	50
Residential mortgage	68	70	111	138	625
Consumer	600	396	407	996	1,008

	1,320	1,819	1,938	3,139	4,178

Net charge-offs *	(7,036)	(9,900)	(10,445)	(16,936)	(16,751)
Provision charged for credit losses	2,552	1,769	7,405	4,321	13,102

Ending balance—Allowance for credit losses	$119,880	$124,364	$132,536	$119,880	$132,536

Components of allowance for credit losses:
Allowance for non-covered loans	$110,374	$114,664	$118,083	$110,374	$118,083
Allowance for covered loans	7,070	7,180	11,771	7,070	11,771

Allowance for loan losses	117,444	121,844	129,854	117,444	129,854

Allowance for unfunded letters of credit	2,436	2,520	2,682	2,436	2,682

Allowance for credit losses	$119,880	$124,364	$132,536	$119,880	$132,536

Components of provision for credit losses:
Provision for losses on non-covered loans	$2,746	$3,710	$7,429	$6,456	$12,803
Provision for losses on covered loans	(110)	(2,166)	—	(2,276)	—

Provision for loan losses	2,636	1,544	7,429	4,180	12,803
Provision for unfunded letters of credit	(84)	225	(24)	141	299

Provision for credit losses	$2,552	$1,769	$7,405	$4,321	$13,102

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.26%	0.35%	0.31%	0.30%	0.27%
Ratio of total net charge-offs to average loans outstanding	0.26	0.36	0.37	0.31	0.30
Allowance for non-covered loan losses as a % of non-covered loans	1.03	1.08	1.05	1.03	1.05
Allowance for credit losses as a % of total loans	1.10	1.15	1.16	1.10	1.16

*	Include covered loan charge-offs totaling $146 thousand for the three and six months ended June 30, 2013 and $1.8 million for the three and six months ended June 30, 2012. These charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

Net loan charge-offs totaling $7.0 million for the second quarter of 2013 decreased $2.9 million and $3.4 million from the three months ended March 31, 2013 and June 30, 2012, respectively. The decrease from the first quarter of 2013 was largely the result of a $5.0 million loss during the first quarter related to one commercial loan participation (caused by the borrower’s bankruptcy which was precipitated by fraudulent employee activities). Additionally, there were no charge-offs related to the covered loan pools for the second quarter of 2013 as compared to $146 thousand and $1.8 million in charge-offs during the three months ended March 31, 2013 and June 30, 2012, respectively. Covered loan charge-offs are substantially covered by loss-sharing agreements with the FDIC.

The provision for credit losses totaled $2.6 million for the second quarter of 2013 as compared to $1.8 million for the first quarter of 2013 and $7.4 million for the second quarter of 2012. The increase from the first quarter was due, in part, to a $2.2 million credit to the provision for losses on covered loans recorded during the first quarter of 2013 related to a decrease in the estimated additional credit impairment of certain loan pools subsequent to acquisition as compared to a credit of $110 thousand for the three months ended June 30, 2013. We did not record a provision for losses on covered loans during the first half of 2012.

The provision for losses on non-covered loans and unfunded letters of credit was $2.7 million for the second quarter of 2013 as compared to $3.9 million for the first quarter of 2013 and $7.4 million for the second quarter of 2012. The decrease from the first quarter was due to several factors, including improved expected loss experience and outlook for most of the loan portfolio categories, the lack of loan growth within the commercial loan portfolio and moderately improving economic indicators during the first half of 2013.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2013		March 31, 2013		June 30, 2012
		Allocation		Allocation		Allocation
		as a % of		as a % of		as a % of
	Allowance	Loan	Allowance	Loan	Allowance	Loan
	Allocation	Category	Allocation	Category	Allocation	Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans *	$55,656	2.80%	$57,740	2.82%	$63,521	2.93%
Commercial real estate loans:
Commercial real estate	25,193	0.57%	25,910	0.60%	20,900	0.47%
Construction	11,554	2.71%	11,853	2.70%	12,632	3.07%

Total commercial real estate loans	36,747	0.76%	37,763	0.79%	33,532	0.69%
Residential mortgage loans	8,398	0.35%	9,098	0.39%	10,678	0.39%
Consumer loans:
Home equity	1,600	0.35%	1,695	0.37%	1,872	0.37%
Auto and other consumer	3,481	0.34%	3,762	0.38%	3,937	0.42%

Total consumer loans	5,081	0.34%	5,457	0.37%	5,809	0.41%
Unallocated	6,928	—	7,126	—	7,225	—

Allowance for non-covered loans and unfunded letters of credit	112,810	1.05%	117,184	1.10%	120,765	1.08%
Allowance for covered loans	7,070	4.99%	7,180	4.45%	11,771	5.20%

Total allowance for credit losses	$119,880	1.10%	$124,364	1.15%	$132,536	1.16%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 1.05 percent at June 30, 2013 as compared to 1.10 percent and 1.08 percent at March 31, 2013 and June 30, 2012, respectively. The allocation percentages for the construction loan category at June 30, 2013 shown in the table above decreased 0.36 percent from the second quarter of 2012 largely due to improved expected loss experience and outlook for this portfolio. At June 30, 2013, the expected loss experience declined for most loan categories as compared to March 31, 2013 based upon several factors, including the level of loan delinquencies, charge-offs and gradually improving economic and housing indicators. Our specific reserves for impaired loans included in the allowance allocations by loan category in the table above remained relatively unchanged at June 30, 2013 as compared to March 31, 2013. See Note 8 to the consolidated financial statements for more details.

Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $809.6 million) was 1.14 percent at June 30, 2013 as compared to 1.20 percent at March 31, 2013. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. There were no allocated reserves for non-covered PCI loans at June 30, 2013, March 31, 2013 and June 30, 2012.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at June 30, 2013.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales increased significantly since the third quarter of 2012 due to our shift to an “originate and sell” model for most of our mortgage loan production through the end of the second quarter of 2013. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests (including only two requests in 2013), of which none of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at June 30, 2013 and December 31, 2012. See Part I, Item 1A. Risk Factors— “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2013 and December 31, 2012, shareholders’ equity totaled approximately $1.5 billion or 9.5 percent of total assets. During the six months ended June 30, 2013, total shareholders’ equity increased $19.2 million, which comprised of (i) net income of $65.2 million, (ii) a $11.8 million decrease in our accumulated other comprehensive loss, (iii) $3.9 million in net proceeds from 393 thousand shares from the reissuance of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $3.0 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $64.7 million. See Note 3 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and six months ended June 30, 2013.

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

On July 2, 2013, the Federal Reserve Board and the FDIC issued (interim) final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by Valley and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rule will become effective January 1, 2015, subject to a transition period.

Valley’s Tier 1 capital position included $186.3 million of its outstanding trust preferred securities issued by capital trusts as of June 30, 2013 and December 31, 2012. Based upon the new interim final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts (currently allowable under the Dodd-Frank Act) will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016. On July 26, 2013, Valley redeemed $15.0 million of the face value of its trust preferred securities issued by VNB Capital Trust I.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at June 30, 2013 and December 31, 2012.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			($in thousands)
As of June 30, 2013
Total Risk-based Capital
Valley	$1,418,330	12.4%	$915,057	8.0%	$	N/A	N/A	%
Valley National Bank	1,390,117	12.2	913,966	8.0		1,142,457	10.0
Tier 1 Risk-based Capital
Valley	1,258,450	11.0	457,528	4.0		N/A	N/A
Valley National Bank	1,230,237	10.8	456,983	4.0		685,474	6.0
Tier 1 Leverage Capital
Valley	1,258,450	8.2	617,356	4.0		N/A	N/A
Valley National Bank	1,230,237	8.0	616,422	4.0		770,527	5.0
As of December 31, 2012
Total Risk-based Capital
Valley	$1,413,901	12.4%	$913,402	8.0%	$	N/A	N/A	%
Valley National Bank	1,374,059	12.1	912,179	8.0		1,140,224	10.0
Tier 1 Risk-based Capital
Valley	1,241,316	10.9	456,701	4.0		N/A	N/A
Valley National Bank	1,201,499	10.5	456,090	4.0		684,134	6.0
Tier 1 Leverage Capital
Valley	1,241,316	8.1	613,471	4.0		N/A	N/A
Valley National Bank	1,201,499	7.8	612,636	4.0		765,795	5.0

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

	June 30,	December 31,
	2013	2012
	($ in thousands except for share data)
Common shares outstanding	199,254,687	198,438,271

Shareholders’ equity	$1,521,553	$1,502,377
Less: Goodwill and other intangible assets	467,236	459,357

Tangible shareholders’ equity	$1,054,317	$1,043,020
Tangible book value per common share	$5.29	$5.26
Book value per share	$7.64	$7.57

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was less than one percent for the six months ended June 30, 2013. The low retention ratio was largely caused by the continued negative impact of the low interest rate environment on our net interest income and, to a lesser extent, the non-cash mark to market losses on our junior subordinated debentures carried at fair value. While we expect that our rate of earnings retention will increase to a more acceptable level in future periods due, in part, to the recent increase in market interest rates, the potential future mark to market losses on our debentures, net impairment losses on securities, and other deterioration in our earnings and financial condition resulting from the weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.33 per common share for both the six months ended June 30, 2013 and 2012 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned bank holding companies about distributing dividends which reduce its capital. Also, the OCC has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

There were no sales of equity securities not registered under the Securities Act of 1933, as amended, or purchases of equity securities by the issuer or affiliated purchasers during the quarter ended June 30, 2013.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 8, 2013	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: August 8, 2013	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer