Form 10-Q
period 2013-09-30
VALLEY NATIONAL BANCORP
filed 2013-11-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 199,626,645 shares were outstanding as of November 5, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$263,745	$390,078
Interest bearing deposits with banks	86,656	463,022
Investment securities:
Held to maturity (fair value of $1,701,492 at September 30, 2013 and $1,657,950 at December 31, 2012)	1,703,779	1,599,707
Available for sale	910,809	807,816
Trading securities	14,270	22,157

Total investment securities	2,628,858	2,429,680

Loans held for sale, at fair value	9,611	120,230
Non-covered loans	11,275,661	10,842,125
Covered loans	121,520	180,674
Less: Allowance for loan losses	(112,585)	(130,200)

Net loans	11,284,596	10,892,599

Premises and equipment, net	269,762	278,615
Bank owned life insurance	342,373	339,876
Accrued interest receivable	52,888	52,375
Due from customers on acceptances outstanding	5,294	3,323
FDIC loss-share receivable	35,678	44,996
Goodwill	428,234	428,234
Other intangible assets, net	37,959	31,123
Other assets	531,289	538,495

Total Assets	$15,976,943	$16,012,646

Liabilities
Deposits:
Non-interest bearing	$3,581,089	$3,558,053
Interest bearing:
Savings, NOW and money market	5,331,895	5,197,199
Time	2,207,127	2,508,766

Total deposits	11,120,111	11,264,018

Short-term borrowings	158,283	154,323
Long-term borrowings	2,820,827	2,697,299
Junior subordinated debentures issued to capital trusts (includes fair value of $132,406 at September 30, 2013 and $147,595 at December 31, 2012 for VNB Capital Trust I)	173,454	188,522
Bank acceptances outstanding	5,294	3,323
Accrued expenses and other liabilities	178,918	202,784

Total Liabilities	14,456,887	14,510,269

Shareholders’ Equity
Preferred stock, (no par value, authorized 30,000,000 shares; none issued)	—	—
Common stock, (no par value, authorized 232,023,233 shares; issued 199,453,031 shares at September 30, 2013 and 198,499,275 shares at December 31, 2012)	69,826	69,494
Surplus	1,400,238	1,390,851
Retained earnings	88,703	93,495
Accumulated other comprehensive loss	(38,686)	(50,909)
Treasury stock, at cost (2,500 common shares at September 30, 2013 and 61,004 common shares at December 31, 2012)	(25)	(554)

Total Shareholders’ Equity	1,520,056	1,502,377

Total Liabilities and Shareholders’ Equity	$15,976,943	$16,012,646

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$134,160	$146,011	$401,125	$438,283
Interest and dividends on investment securities:
Taxable	14,440	15,733	41,854	54,598
Tax-exempt	3,566	3,424	10,888	9,770
Dividends	1,517	1,866	4,701	5,291
Interest on federal funds sold and other short-term investments	96	196	614	282

Total interest income	153,779	167,230	459,182	508,224

Interest Expense
Interest on deposits:
Savings, NOW and money market	4,359	5,051	13,430	15,095
Time	7,279	9,226	23,184	28,687
Interest on short-term borrowings	94	556	378	1,178
Interest on long-term borrowings and junior subordinated debentures	30,378	30,575	90,598	91,912

Total interest expense	42,110	45,408	127,590	136,872

Net Interest Income	111,669	121,822	331,592	371,352
Provision for credit losses	5,334	7,250	9,655	20,352

Net Interest Income After Provision for Credit Losses	106,335	114,572	321,937	351,000

Non-Interest Income
Trust and investment services	2,138	1,947	6,372	5,705
Insurance commissions	4,224	3,228	12,276	11,947
Service charges on deposit accounts	6,362	6,513	17,874	18,545
Gains on securities transactions, net	9	1,496	4,008	2,543
Other-than-temporary impairment losses on securities	—	—	—	—
Portion recognized in other comprehensive income (before taxes)	—	(4,697)	—	(5,247)

Net impairment losses on securities recognized in earnings	—	(4,697)	—	(5,247)
Trading gains (losses), net	2,231	6	(241)	627
Fees from loan servicing	1,851	1,173	5,089	3,481
Gains on sales of loans, net	2,729	25,055	32,155	31,362
(Losses) gains on sales of assets, net	(1,010)	195	(600)	483
Bank owned life insurance	1,553	1,674	4,318	5,265
Change in FDIC loss-share receivable	(2,005)	(390)	(7,180)	(7,502)
Other	4,308	4,296	12,509	19,912

Total non-interest income	22,390	40,496	86,580	87,121

Non-Interest Expense
Salary and employee benefits expense	47,434	49,267	145,739	151,507
Net occupancy and equipment expense	18,430	17,466	55,498	51,731
FDIC insurance assessment	3,909	3,915	12,836	10,742
Amortization of other intangible assets	2,264	2,696	5,794	7,186
Professional and legal fees	4,112	3,471	12,289	10,440
Advertising	1,203	1,723	4,855	5,252
Other	17,109	14,681	48,235	42,419

Total non-interest expense	94,461	93,219	285,246	279,277

Income Before Income Taxes	34,264	61,849	123,271	158,844
Income tax expense	7,143	22,402	30,918	52,046

Net Income	$27,121	$39,447	$92,353	$106,798

Earnings Per Common Share:
Basic	$0.14	$0.20	$0.46	$0.54
Diluted	0.14	0.20	0.46	0.54
Cash Dividends Declared per Common Share	0.16	0.16	0.49	0.49
Weighted Average Number of Common Shares Outstanding:
Basic	199,445,874	197,437,988	199,206,945	197,205,865
Diluted	199,445,874	197,437,988	199,206,945	197,206,303

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$27,121	$39,447	$92,353	$106,798
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	1,929	202	(15,111)	7,323
Less reclassification adjustment for net gains included in net income	(6)	(911)	(2,330)	(1,519)

Total	1,923	(709)	(17,441)	5,804

Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	226	(2,161)	6,977	9,497
Less reclassification adjustment for credit impairment losses included in net income	(110)	2,415	(219)	2,488

Total	116	254	6,758	11,985

Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(2,866)	(1,219)	(907)	(3,389)
Less reclassification adjustment for net losses included in net income	950	1,038	3,036	2,657

Total	(1,916)	(181)	2,129	(732)

Defined benefit pension plan
Net gains arising during the period	—	—	18,769	—
Amortization of prior service cost	134	102	395	308
Amortization of net loss	209	338	1,145	1,013
Recognition of loss due to curtailment	—	—	468	—

Total	343	440	20,777	1,321

Total other comprehensive income	466	(196)	12,223	18,378

Total comprehensive income	$27,587	$39,251	$104,576	$125,176

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$92,353	$106,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,639	13,463
Stock-based compensation	4,743	3,816
Provision for credit losses	9,655	20,352
Net amortization of premiums and accretion of discounts on securities and borrowings	19,025	15,333
Amortization of other intangible assets	5,794	7,186
Gains on securities transactions, net	(4,008)	(2,543)
Net impairment losses on securities recognized in earnings	—	5,247
Proceeds from sales of loans held for sale	1,031,767	598,885
Gains on sales of loans, net	(32,155)	(31,362)
Originations of loans held for sale	(901,624)	(568,330)
Losses (gains) on sales of assets, net	600	(483)
Change in FDIC loss-share receivable (excluding reimbursements)	7,180	7,502
Net change in:
Trading securities	7,887	(166)
Fair value of borrowings carried at fair value	275	(461)
Cash surrender value of bank owned life insurance	(4,318)	(5,265)
Accrued interest receivable	(513)	2,273
Other assets	39,877	100,700
Accrued expenses and other liabilities	(23,354)	(38,475)

Net cash provided by operating activities	267,823	234,470

Cash flows from investing activities:
Net loan originations	(186,038)	(305,713)
Loans purchased	(231,008)	(129,659)
Investment securities held to maturity:
Purchases	(509,223)	(258,764)
Maturities, calls and principal repayments	394,003	582,651
Investment securities available for sale:
Purchases	(283,736)	(229,037)
Sales	4,401	221,603
Maturities, calls and principal repayments	153,421	196,082
Death benefit proceeds from bank owned life insurance	1,821	1,689
Proceeds from sales of real estate property and equipment	15,480	5,749
Purchases of real estate property and equipment	(9,458)	(15,210)
Reimbursements from the FDIC	2,138	14,950
Cash and cash equivalents acquired in acquisition	—	117,587

Net cash (used in) provided by investing activities	(648,199)	201,928

Cash flows from financing activities:
Net change in deposits	(143,907)	(132,595)
Net change in short-term borrowings	3,960	47,016
Advances of long-term borrowings	125,000	—
Repayments of long-term borrowings	(1,000)	(27,000)
Redemption of junior subordinated debentures	(15,000)	(10,000)
Dividends paid to common shareholders	(96,870)	(93,785)
Common stock issued, net	5,494	6,176

Net cash used in financing activities	(122,323)	(210,188)

Net change in cash and cash equivalents	(502,699)	226,210
Cash and cash equivalents at beginning of year	853,100	379,049

Cash and cash equivalents at end of period	$350,401	$605,259

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$129,502	$137,138
Federal and state income taxes	15,267	49,936

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$16,589	$11,831
Transfer of loans to loans held for sale	—	123,093
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$275,650
Loans	—	1,088,421
Premises and equipment, net	—	9,457
Accrued interest receivable	—	5,294
Goodwill	—	109,758
Other intangible assets, net	—	8,050
Other assets	—	72,137

Total non-cash assets acquired	$—	$1,568,767

Liabilities assumed:
Deposits	$—	$1,380,293
Short-term borrowings	—	29,000
Junior subordinated debentures issued to capital trusts	—	15,645
Other liabilities	—	52,998

Total liabilities assumed	—	1,477,936

Net non-cash assets acquired	$—	$90,831

Net cash and cash equivalents acquired in acquisition	$—	$117,587
Common stock issued in acquisition	$—	$208,418

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Effective January 1, 2012, Valley acquired State Bancorp, Inc., the holding company for State Bank of Long Island, a commercial bank. See the supplemental schedule of non-cash investing activities of the Consolidated Statements of Cash Flows for additional information, as well as Valley’s Annual Report on Form 10-K for the year ended December 31, 2012.

On September 27, 2013, Valley issued $125 million of its 5.125 percent subordinated debentures (notes) due September 27, 2023 pursuant to an effective shelf registration statement previously filed with the SEC. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes (see Note 13 for further details). The net proceeds from the subordinated notes together with other available funds were used to redeem all of the remaining trust preferred securities issued by (and junior subordinated debentures issued to) VNB Capital Trust I on October 25, 2013. See Note 15 for additional information.

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except for share data)

Net income	$27,121	$39,447	$92,353	$106,798

Basic weighted-average number of common shares outstanding	199,445,874	197,437,988	199,206,945	197,205,865
Plus: Common stock equivalents	—	—	—	438

Diluted weighted-average number of common shares outstanding	199,445,874	197,437,988	199,206,945	197,206,303

Earnings per common share:
Basic	$0.14	$0.20	$0.46	$0.54
Diluted	0.14	0.20	0.46	0.54

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 7.2 million shares for both the three and nine months ended September 30, 2013, and 7.6 million shares for both the three and nine months ended September 30, 2012.

Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)

Balance at June 30, 2013	$(18,458)	$2,467	$(8,631)	$(14,530)	$(39,152)
Other comprehensive income before reclassifications	1,929	226	(2,866)	—	(711)
Amounts reclassified from other comprehensive income	(6)	(110)	950	343	1,177

Other comprehensive income, net	1,923	116	(1,916)	343	466

Balance at September 30, 2013	$(16,535)	$2,583	$(10,547)	$(14,187)	$(38,686)

Balance at December 31, 2012	$906	$(4,175)	$(12,676)	$(34,964)	$(50,909)
Other comprehensive income before reclassifications	(15,111)	6,977	(907)	18,769	9,728
Amounts reclassified from other comprehensive income	(2,330)	(219)	3,036	2,008	2,495

Other comprehensive income, net	(17,441)	6,758	2,129	20,777	12,223

Balance at September 30, 2013	$(16,535)	$2,583	$(10,547)	$(14,187)	$(38,686)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Income Statement Line Item
Components of Accumulated Other Comprehensive Loss	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)

Unrealized gains on AFS securities before tax	$9	$4,008	Gains on securities transactions, net
Tax effect	(3)	(1,678)

Total net of tax	6	2,330

Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	190	378	Interest and dividends on investment
Tax effect	(80)	(159)	securities (taxable)

Total net of tax	110	219

Unrealized losses on derivatives (cash flow hedges) before tax	(1,637)	(5,231)	Interest expense
Tax effect	687	2,195

Total net of tax	(950)	(3,036)

Defined benefit pension plan:
Amortization of prior service cost	(229)	(672)	*
Amortization of net actuarial loss	(357)	(1,962)	*
Recognition of loss due to curtailment	—	(750)	*

Total before tax	(586)	(3,384)
Tax effect	243	1,376

Total net of tax	(343)	(2,008)

Total reclassifications, net of tax	$(1,177)	$(2,495)

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2013 and December 31, 2012. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2013	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$87,676	$87,676	$—	$—
U.S. government agency securities	51,269	—	51,269	—
Obligations of states and political subdivisions	37,553	—	37,553	—
Residential mortgage-backed securities	535,283	—	509,406	25,877
Trust preferred securities	67,906	—	15,572	52,334
Corporate and other debt securities	84,104	26,623	57,481	—
Equity securities	47,018	26,095	20,923	—

Total available for sale	910,809	140,394	692,204	78,211
Trading securities	14,270	—	14,270
Loans held for sale (1)	9,611	—	9,611	—
Other assets (2)	11,659	—	11,659	—

Total assets	$946,349	$140,394	$727,744	$78,211

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$132,406	$132,406	$—	$—
Other liabilities (2)	21,096	—	21,096	—

Total liabilities	$153,502	$132,406	$21,096	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$40,082	$—	$—	$40,082
Loan servicing rights	4,479	—	—	4,479
Foreclosed assets	8,859	—	—	8,859

Total	$53,420	$—	$—	$53,420

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$97,625	$97,625	$—	$—
U.S. government agency securities	45,762	—	45,762	—
Obligations of states and political subdivisions	16,627	—	16,627	—
Residential mortgage-backed securities	510,154	—	478,783	31,371
Trust preferred securities	57,432	—	17,129	40,303
Corporate and other debt securities	30,708	28,444	2,264	—
Equity securities	49,508	28,608	20,900	—

Total available for sale	807,816	154,677	581,465	71,674
Trading securities	22,157	—	22,157	—
Loans held for sale (1)	120,230	—	120,230	—
Other assets (2)	7,916	—	7,916	—

Total assets	$958,119	$154,677	$731,768	$71,674

Liabilities
Junior subordinated debentures issued to VNB Capital Trust I (3)	$147,595	$147,595	$—	$—
Other liabilities (2)	26,594	—	26,594	—

Total liabilities	$174,189	$147,595	$26,594	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$65,231	$—	$—	$65,231
Loan servicing rights	16,201	—	—	16,201
Foreclosed assets	33,251	—	—	33,251

Total	$114,683	$—	$—	$114,683

(1)	Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $9.4 million and $115.4 million at September 30, 2013 and December 31, 2012, respectively.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $131.3 million and $146.7 million at September 30, 2013 and December 31, 2012, respectively.
(4)	Excludes covered loans acquired in the FDIC-assisted transactions and other purchased credit-impaired loans acquired in the first quarter of 2012.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	Available for Sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Balance, beginning of the period	$79,112	$89,091	$71,674	$77,311
Total net gains (losses) for the period included in:
Net income	—	(4,697)	—	(5,247)
Other comprehensive income	218	(150)	11,657	18,804
Settlements	(1,119)	(1,965)	(5,120)	(8,589)

Balance, end of the period	$78,211	$82,279	$78,211	$82,279

Change in unrealized losses for the period included in earnings for assets held at the end of the reporting period*	$—	$(4,697)	$—	$(5,247)

*	Represents the net impairment losses on securities recognized in earnings for the period.

The table above includes previously impaired trust preferred securities which totaled $48.3 million of the $78.2 million in Level 3 assets measured at fair value as of September 30, 2013. These trust preferred securities were sold in October 2013 and resulted in the recognition of a gain during the fourth quarter of 2013. See Note 16 for more details.

During the three and nine months ended September 30, 2013 and 2012, there were no transfers of assets between Level 1 and Level 2.

There have been no material changes in the valuation methodologies used at September 30, 2013 from December 31, 2012.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at September 30, 2013:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	14.6 - 27.9%	19.0%
		Default rate	3.6 - 27.9	9.2
		Loss severity	40.2 - 59.8	51.2

Single issuer trust preferred securities	Discounted cash flow	Loss severity	0.0 - 100.0%	18.5%
		Market credit spreads	5.2 - 5.8	5.5
		Discount rate	5.4 - 8.4	7.1

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2013 and December 31, 2012 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk did not materially impact the fair value measurement of the junior subordinated debentures at September 30, 2013 and December 31, 2012.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2013), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2013 and December 31, 2012.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At September 30, 2013, non-current appraisals were discounted up to 13.5 percent based on specific market data by location and property type. During the quarter ended September 30, 2013, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $8.2 million and $21.6 million for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, collateral dependent impaired loans with a total recorded investment of $48.2 million were reduced by specific valuation allowance allocations totaling $8.1 million to a reported total net carrying amount of $40.1 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2013, the fair value model used prepayment speeds (stated as constant prepayment rates) from 6 percent up to 23 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net recoveries of impairment charges totaling $357 thousand and $2.4 million for the three and nine months ended September 30, 2013, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at September 30, 2013. At September 30, 2013, foreclosed assets included $8.9 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended September 30, 2013. The foreclosed assets charge-offs to the allowance for loan losses totaled $1.5 million and $4.6 million for the three and nine months ended September 30, 2013, respectively. The re-measurement of repossessed assets at fair value subsequent to their initial recognition resulted in a loss of $1.1 million and $1.7 million within non-interest expense for the three and nine months ended September 30, 2013, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2013 and 2012:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$—	$(4,697)	$—	$(5,247)
Trading securities	Trading gains (losses), net	100	65	34	166
Loans held for sale	Gains on sales of loans, net	2,729	25,055	32,155	31,362
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	2,131	(59)	(275)	461

		$4,960	$20,364	$31,914	$26,742

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2013 and December 31, 2012 were as follows:

	Fair Value Hierarchy	September 30, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and due from banks	Level 1	$263,745	$263,745	$390,078	$390,078
Interest bearing deposits with banks	Level 1	86,656	86,656	463,022	463,022
Investment securities held to maturity:
U.S. Treasury securities	Level 1	99,752	108,031	99,869	115,329
Obligations of states and political subdivisions	Level 2	522,790	523,371	506,473	531,966
Residential mortgage-backed securities	Level 2	925,577	922,080	813,647	838,116
Trust preferred securities	Level 2	103,455	91,034	127,505	113,657
Corporate and other debt securities	Level 2	52,205	56,976	52,213	58,882

Total investment securities held to maturity		1,703,779	1,701,492	1,599,707	1,657,950

Net loans	Level 3	11,284,596	11,223,272	10,892,599	10,908,742
Accrued interest receivable	Level 1	52,888	52,888	52,375	52,375
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	138,359	138,359	138,533	138,533

Financial liabilities
Deposits without stated maturities	Level 1	8,912,984	8,912,984	8,755,252	8,755,252
Deposits with stated maturities	Level 2	2,207,127	2,240,849	2,508,766	2,563,726
Short-term borrowings	Level 1	158,283	158,283	154,323	154,323
Long-term borrowings	Level 2	2,820,827	3,110,298	2,697,299	3,100,173
Junior subordinated debentures issued to capital trusts	Level 2	41,048	42,764	40,927	40,776
Accrued interest payable (2)	Level 1	14,015	14,015	15,917	15,917

(1)	Included in other assets.
(2)	Included in accrued expenses and other liabilities.

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

Note 6. Investment Securities

As of September 30, 2013, Valley had approximately $1.7 billion, $910.8 million, and $14.3 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013
U.S. Treasury securities	$99,752	$8,279	$—	$108,031
Obligations of states and political subdivisions:				—
Obligations of states and state agencies	193,196	2,726	(4,603)	191,319
Municipal bonds	329,594	6,868	(4,410)	332,052

Total obligations of states and political subdivisions	522,790	9,594	(9,013)	523,371

Residential mortgage-backed securities	925,577	14,953	(18,450)	922,080
Trust preferred securities	103,455	312	(12,733)	91,034
Corporate and other debt securities	52,205	4,772	(1)	56,976

Total investment securities held to maturity	$1,703,779	$37,910	$(40,197)	$1,701,492

December 31, 2012
U.S. Treasury securities	$99,869	$15,460	$—	$115,329
Obligations of states and political subdivisions:
Obligations of states and state agencies	180,304	11,817	(105)	192,016
Municipal bonds	326,169	13,873	(92)	339,950

Total obligations of states and political subdivisions	506,473	25,690	(197)	531,966

Residential mortgage-backed securities	813,647	24,824	(355)	838,116
Trust preferred securities	127,505	930	(14,778)	113,657
Corporate and other debt securities	52,213	6,669	—	58,882

Total investment securities held to maturity	$1,599,707	$73,573	$(15,330)	$1,657,950

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2013 and December 31, 2012 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2013
Obligations of states and political subdivisions:
Obligations of states and state agencies	$75,201	$(4,603)	$—	$—	$75,201	$(4,603)
Municipal bonds	61,225	(4,316)	1,342	(94)	62,567	(4,410)

Total obligations of states and political subdivisions	136,426	(8,919)	1,342	(94)	137,768	(9,013)

Residential mortgage-backed securities	434,690	(18,450)	—	—	434,690	(18,450)
Trust preferred securities	14,884	(289)	50,942	(12,444)	65,826	(12,733)
Corporate and other debt securities	49	(1)	—	—	49	(1)

Total	$586,049	$(27,659)	$52,284	$(12,538)	$638,333	$(40,197)

December 31, 2012
Obligations of states and political subdivisions:
Obligations of states and state agencies	$7,463	$(105)	$—	$—	$7,463	$(105)
Municipal bonds	8,055	(92)	—	—	8,055	(92)

Total obligations of states and political subdivisions	15,518	(197)	—	—	15,518	(197)

Residential mortgage-backed securities	80,152	(355)	—	—	80,152	(355)
Trust preferred securities	28,690	(208)	48,802	(14,570)	77,492	(14,778)

Total	$124,360	$(760)	$48,802	$(14,570)	$173,162	$(15,330)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2013 was 104 as compared to 34 at December 31, 2012. The increase in long-term market interest rates since June 2013 materially decreased the fair value of lower yielding obligations of states and political subdivisions and residential mortgage-backed securities classified as held to maturity. The investments in obligations of states and political subdivisions are all investment grade with no bankruptcies or defaults.

The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at September 30, 2013 are all within the less than twelve months category and relate to investment grade mortgage-backed securities issued or guaranteed by Ginnie Mae and government sponsored enterprises.

The unrealized losses for trust preferred securities at September 30, 2013 primarily related to 4 non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2013.

Management does not believe that any individual unrealized loss as of September 30, 2013 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of September 30, 2013, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $769.0 million.

The contractual maturities of investments in debt securities held to maturity at September 30, 2013 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2013
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$133,726	$134,039
Due after one year through five years	43,702	48,325
Due after five years through ten years	254,295	266,007
Due after ten years	346,479	331,041
Residential mortgage-backed securities	925,577	922,080

Total investment securities held to maturity	$1,703,779	$1,701,492

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.8 years at September 30, 2013.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013
U.S. Treasury securities	$99,837	$—	$(12,161)	$87,676
U.S. government agency securities	50,886	1,017	(634)	51,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,500	—	(828)	10,672
Municipal bonds	27,785	603	(1,507)	26,881

Total obligations of states and political subdivisions	39,285	603	(2,335)	37,553

Residential mortgage-backed securities	547,303	3,928	(15,948)	535,283
Trust preferred securities*	65,294	6,828	(4,216)	67,906
Corporate and other debt securities	84,172	1,970	(2,038)	84,104
Equity securities	47,927	991	(1,900)	47,018

Total investment securities available for sale	$934,704	$15,337	$(39,232)	$910,809

December 31, 2012
U.S. Treasury securities	$99,843	$—	$(2,218)	$97,625
U.S. government agency securities	44,215	1,547	—	45,762
Obligations of states and political subdivisions:
Obligations of states and state agencies	207	6	—	213
Municipal bonds	16,003	411	—	16,414

Total obligations of states and political subdivisions	16,210	417	—	16,627

Residential mortgage-backed securities	506,695	6,818	(3,359)	510,154
Trust preferred securities*	68,931	240	(11,739)	57,432
Corporate and other debt securities	28,274	2,728	(294)	30,708
Equity securities	49,306	2,071	(1,869)	49,508

Total investment securities available for sale	$813,474	$13,821	$(19,479)	$807,816

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at September 30, 2013 and December 31, 2012 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

September 30, 2013
U.S. Treasury securities	$87,676	$(12,161)	$—	$—	$87,676	$(12,161)
U.S. government agency securities	27,447	(634)	—	—	27,447	(634)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,626	(828)	—	—	10,626	(828)
Municipal bonds	13,335	(1,507)	—	—	13,335	(1,507)

Total obligations of states and political subdivisions	23,961	(2,335)	—	—	23,961	(2,335)

Residential mortgage-backed securities	412,356	(14,340)	12,585	(1,608)	424,941	(15,948)
Trust preferred securities	769	(18)	31,718	(4,198)	32,487	(4,216)
Corporate and other debt securities	54,087	(1,948)	2,410	(90)	56,497	(2,038)
Equity securities	1,402	(129)	12,688	(1,771)	14,090	(1,900)

Total	$607,698	$(31,565)	$59,401	$(7,667)	$667,099	$(39,232)

December 31, 2012
U.S. Treasury securities	$97,625	$(2,218)	$—	$—	$97,625	$(2,218)
Residential mortgage-backed securities	269,895	(1,256)	21,089	(2,103)	290,984	(3,359)
Trust preferred securities	760	(511)	27,865	(11,228)	28,625	(11,739)
Corporate and other debt securities	5,394	(58)	2,264	(236)	7,658	(294)
Equity securities	969	(75)	12,664	(1,794)	13,633	(1,869)

Total	$374,643	$(4,118)	$63,882	$(15,361)	$438,525	$(19,479)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2013 was 108 as compared to 74 at December 31, 2012. The increase in long-term market interest rates since June 30, 2013 materially decreased the fair value of lower yielding U.S. Treasury securities, obligations of states and political subdivisions, and residential mortgage-backed securities classified as available for sale. The investments in obligations of states and political subdivisions are all investment grade with no bankruptcies or defaults.

The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2013 included $4.4 million related to three investment grade private label mortgage-backed securities, and $1.0 million of unrealized losses related to three private label mortgage-backed securities that were previously other-than-temporarily impaired. The remaining $10.5 million related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.

The unrealized losses for trust preferred securities at September 30, 2013 in the table above relate to 3 pooled trust preferred and 10 single-issuer bank issued trust preferred securities. The unrealized losses include $3.1 million attributable to 3 pooled trust preferred securities with an amortized cost of $13.8 million and a fair value of $10.7 million and $255 thousand attributable to trust preferred securities of one issuance by one deferring bank holding company with an amortized cost of $16.5 million and a fair value of $16.3 million. The three pooled trust preferred securities included one security with an unrealized loss of $1.8 million and an investment grade rating at September 30, 2013. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. The trust preferred issuances by one deferring holding company were initially other-than-temporarily impaired in 2011 with additional estimated credit impairments recognized during 2012. See “Other-Than-Temporarily Impaired Analysis” section below for more details. All of the remaining single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2013.

The unrealized losses within the corporate and other debt securities category (mostly existing for less than twelve months) totaling $2.0 million at September 30, 2013 mainly resulted from an increase in long-term market interest rates since June 30, 2013, which decreased their fair values.

The unrealized losses existing for more than twelve months for equity securities are mostly related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $1.5 million unrealized loss. At September 30, 2013, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of September 30, 2013 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of September 30, 2013, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $404.1 million.

The contractual maturities of investment securities available for sale at September 30, 2013 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2013
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$150	$151
Due after one year through five years	56,119	55,262
Due after five years through ten years	106,520	103,815
Due after ten years	176,685	169,280
Residential mortgage-backed securities	547,303	535,283
Equity securities	47,927	47,018

Total investment securities available for sale	$934,704	$910,809

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted average remaining expected life for residential mortgage-backed securities available for sale at September 30, 2013 was 4.1 years.

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

At September 30, 2013, approximately 55 percent of the $562.1 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York and Pennsylvania. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $18.4 million and $18.0 million, respectively, at September 30, 2013. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. The gross unrealized losses associated with the obligations of states and political subdivisions totaling $11.4 million as of September 30, 2013 were primarily driven by changes in interest rates and not due to the credit quality of the issuer. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with Valley’s investment standards prior to the decision to purchase. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management (CRM) Department conducts an independent financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. The internal risk rating was developed by CRM using a risk acceptance criteria (RAC) score which considers a multitude of credit factors, including the issuer’s operating results, debt levels, liquidity and debt service capacity. The analysis of debt levels includes unfunded liabilities and assesses these obligations relative to the economy and aggregate debt burden on a per capita basis, if applicable. The RAC score is used as a guideline by CRM for determining the final internal risk rating assigned to the issuer. CRM also obtains the external credit rating agencies’ debt ratings for the issuer and incorporates the lowest external debt rating in the RAC score. Specifically, the external debt rating is one of eight credit factors assessed in the development of the RAC score and represents, along with the rating agency outlook for the issuer, 25 percent of the final composite RAC score. As a result, Valley does not solely rely on external credit ratings in determining our final internal risk rating. For many securities, Valley believes the external credit ratings may not accurately reflect the actual credit quality of the security and therefore should not be viewed in isolation as a measure of the quality of our investments. Additionally, CRM does not consider potential credit support offered by insurance guarantees on certain bond securities in determining the internal risk rating, either at the date of the pre-purchase investment analysis or in subsequent assessments of impairment. Obligations of states and political subdivisions will continue to be monitored as part of our ongoing impairment analysis, and as of September 30, 2013 are expected to perform in accordance with their contractual terms. As a result, Valley expects to recover the entire amortized cost basis of these securities.

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists. No other-than-temporary impairment losses were recognized as a result of our impairment analysis of these securities at September 30, 2013.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at September 30, 2013 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

Within the available for sale portfolio, Valley has other-than-temporarily impaired trust preferred securities issued by one deferring bank holding company with a combined amortized cost and fair value of $41.8 million and $48.3 million, respectively, after credit impairment charges prior to September 30, 2013. (During October 2013, Valley sold its entire position for these impaired trust preferred securities for net proceeds of $52.5 million and will realize a gain of $10.7 million for the fourth quarter of 2013.) The issuer of the trust preferred securities has deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. In assessing whether a credit loss exists for the securities of the deferring issuer, Valley considers numerous other factors, including but not limited to, such factors highlighted in the bullet points above. From the dates of deferral up to and including the bank holding company’s most recent regulatory filing, the bank issuer continued to accrue and capitalize the interest owed, but has not remitted the interest to its trust preferred security holders. Additionally, the bank subsidiary of the issuer continued to report capital ratios that were above the minimum amounts to be considered a “well-capitalized” financial institution in its most recent regulatory filing. During the fourth quarter of 2011, Valley estimated a decline in the expected cash flows from the securities as it lengthened the estimate of the timeframe over which it could reasonably anticipate receiving such cash flows, and during the third quarter of 2012, Valley estimated an additional decline in cash flows under one of three weighted alternative scenarios utilized to assess impairment of the securities. The declines in estimated cash flows, after careful assessment of all other available factors, resulted in credit impairment charges of $18.3 million and $4.5 million during the fourth quarter of 2011 and third quarter of 2012, respectively. Valley no longer accrued interest on the securities after the initial impairment in 2011. No additional impairment was recognized as a result of our impairment analysis of these securities at September 30, 2013. See Note 5 for information regarding the Level 3 valuation technique used to measure the fair value of these trust preferred securities at September 30, 2013.

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

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of September 30, 2013. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Available for sale:
Residential mortgage-backed securities	$—	$172	$—	$722
Trust preferred securities	—	4,525	—	4,525

Net impairment losses on securities recognized in earnings	$—	$4,697	$—	$5,247

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, Valley recognized net impairment losses on residential mortgage backed securities in earnings, due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities, as well as additional estimated credit losses related to the trust preferred securities issued by one bank holding company due to further credit deterioration in financial condition of the issuer. At September 30, 2013, the previously impaired private label mortgage-backed securities had a combined amortized cost of $26.7 million and fair value of $25.9 million, while all previously impaired trust preferred securities (including two impaired pooled trust preferred securities) had a combined amortized cost and fair value of $47.2 million and $52.3 million, respectively.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Sales transactions:
Gross gains	$1	$4,513	$3,382	$5,887
Gross losses	—	—	—	(298)

	$1	$4,513	$3,382	$5,589

Maturities and other securities transactions:
Gross gains	$8	$2,242	$657	$2,261
Gross losses	—	(5,259)	(31)	(5,307)

	$8	$(3,017)	$626	$(3,046)

Total gains on securities transactions, net	$9	$1,496	$4,008	$2,543

Valley recognized gross losses totaling $5.3 million for the third quarter of 2012 due to the early redemption of trust preferred securities issued by one bank holding company.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Balance, beginning of period	$33,102	$29,251	$33,290	$29,070
Additions:
Subsequent credit impairments	—	4,697	—	5,247
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(190)	(590)	(378)	(959)

Balance, end of period	$32,912	$33,358	$32,912	$33,358

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

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.3 million at September 30, 2013 and $22.2 million (consisting of 3 single-issuer bank trust preferred securities) at December 31, 2012. Interest income on trading securities totaled $290 thousand and $442 thousand for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 7. Loans

The detail of the loan portfolio as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013			December 31, 2012
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,816,413	$180,940	$1,997,353	$1,832,743	$252,083	$2,084,826
Commercial real estate:
Commercial real estate	4,300,444	514,226	4,814,670	3,772,084	645,625	4,417,709
Construction	401,319	22,470	423,789	399,855	25,589	425,444

Total commercial real estate loans	4,701,763	536,696	5,238,459	4,171,939	671,214	4,843,153

Residential mortgage	2,517,756	14,614	2,532,370	2,445,627	16,802	2,462,429
Consumer:
Home equity	410,607	38,702	449,309	438,881	46,577	485,458
Automobile	862,843	—	862,843	786,528	—	786,528
Other consumer	195,119	208	195,327	179,417	314	179,731

Total consumer loans	1,468,569	38,910	1,507,479	1,404,826	46,891	1,451,717

Total non-covered loans	$10,504,501	$771,160	$11,275,661	$9,855,135	$986,990	$10,842,125

Covered loans:
Commercial and industrial	$—	$29,542	$29,542	$—	$46,517	$46,517
Commercial real estate	—	81,204	81,204	—	120,268	120,268
Construction	—	1,020	1,020	—	1,924	1,924
Residential mortgage	—	8,822	8,822	—	9,659	9,659
Consumer	—	932	932	—	2,306	2,306

Total covered loans	—	121,520	121,520	—	180,674	180,674

Total loans	$10,504,501	$892,680	$11,397,181	$9,855,135	$1,167,664	$11,022,799

Total non-covered loans are net of unearned discount and deferred loan fees totaling $6.3 million and $3.4 million at September 30, 2013 and December 31, 2012, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $843.6 million and $255.1 million at September 30, 2013, and $1.1 billion and $321.9 million at December 31, 2012, respectively.

There were no sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2013 and 2012.

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

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$256,383	$209,417	$169,309	$66,724
Acquisitions	—	—	—	186,262
Accretion	(16,990)	(21,284)	(50,864)	(64,853)
Net increase in expected cash flows	—	—	120,948	—

Balance, end of period	$239,393	$188,133	$239,393	$188,133

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The net increase was largely due to additional cash flows caused by longer than originally expected durations for certain non-covered PCI loans which increased the average expected life of our non-covered PCI loans (which represent 86 percent of total PCI loans at September 30, 2013) during the second quarter of 2013 from 2.5 years (at the date of acquisition) to approximately 4.0 years. Additionally, a $20.1 million decrease in the expected credit losses for certain non-covered pools is another component of the net increase in cash flows.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of the period	$40,686	$59,741	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	33	82	98	244
Effect of additional cash flows on covered loans (prospective recognition)	(3,075)	(2,091)	(8,024)	(5,959)
Decrease in the provision for losses on covered loans	—	—	(2,783)	—
Other reimbursable expenses	1,037	1,619	3,529	4,173
Reimbursements from the FDIC	(3,003)	(7,413)	(2,138)	(14,950)
Other	—	—	—	(5,960)

Balance, end of the period	$35,678	$51,938	$35,678	$51,938

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $2.0 million and $390 thousand for the three months ended September 30, 2013 and 2012, respectively, and a reduction of $7.2 million and $7.5 million to non-interest income for the nine months ended September 30, 2013 and 2012, respectively. The reductions in non-interest income for the nine months ended September 30, 2012 included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which had expired during the second quarter of 2012.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $304.2 million and $307.0 million at September 30, 2013 and December 31, 2012, respectively.

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

Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at September 30, 2013. Unsecured consumer loans totaled approximately $24.5 million and $44.0 million, including $8.1 million and $8.6 million of credit card loans, at September 30, 2013 and December 31, 2012, respectively.

Credit Quality

The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at September 30, 2013 and December 31, 2012:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2013

Commercial and industrial	$3,065	$957	$342	$23,941	$28,305	$1,788,108	$1,816,413
Commercial real estate:
Commercial real estate	6,276	23,828	232	53,752	84,088	4,216,356	4,300,444
Construction	—	—	—	13,070	13,070	388,249	401,319

Total commercial real estate loans	6,276	23,828	232	66,822	97,158	4,604,605	4,701,763

Residential mortgage	8,221	1,857	1,980	23,414	35,472	2,482,284	2,517,756
Consumer loans:
Home equity	572	211	—	1,710	2,493	408,114	410,607
Automobile	2,867	608	230	196	3,901	858,942	862,843
Other consumer	334	45	5	—	384	194,735	195,119

Total consumer loans	3,773	864	235	1,906	6,778	1,461,791	1,468,569

Total	$21,335	$27,506	$2,789	$116,083	$167,713	$10,336,788	$10,504,501

December 31, 2012

Commercial and industrial	$3,397	$181	$283	$22,424	$26,285	$1,806,458	$1,832,743
Commercial real estate:
Commercial real estate	11,214	2,031	2,950	58,625	74,820	3,697,264	3,772,084
Construction	1,793	4,892	2,575	14,805	24,065	375,790	399,855

Total commercial real estate loans	13,007	6,923	5,525	73,430	98,885	4,073,054	4,171,939

Residential mortgage	13,730	5,221	2,356	32,623	53,930	2,391,697	2,445,627
Consumer loans:
Home equity	391	311	—	2,398	3,100	435,781	438,881
Automobile	4,519	924	469	305	6,217	780,311	786,528
Other consumer	977	105	32	628	1,742	177,675	179,417

Total consumer loans	5,887	1,340	501	3,331	11,059	1,393,767	1,404,826

Total	$36,021	$13,665	$8,665	$131,808	$190,159	$9,664,976	$9,855,135

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis. The following table presents the information about impaired loans by loan portfolio class at September 30, 2013 and December 31, 2012:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
September 30, 2013
Commercial and industrial	$5,603	$51,317	$56,920	$68,263	$9,490
Commercial real estate:
Commercial real estate	22,550	85,690	108,240	124,211	11,666
Construction	5,533	19,021	24,554	27,081	3,328

Total commercial real estate loans	28,083	104,711	132,794	151,292	14,994

Residential mortgage	11,447	15,820	27,267	31,159	2,474
Consumer loans:
Home equity	983	180	1,163	1,342	15

Total consumer loans	983	180	1,163	1,342	15

Total	$46,116	$172,028	$218,144	$252,056	$26,973

December 31, 2012
Commercial and industrial	$3,236	$46,461	$49,697	$62,183	$12,088
Commercial real estate:
Commercial real estate	26,724	84,151	110,875	125,875	11,788
Construction	6,339	14,002	20,341	23,678	4,793

Total commercial real estate loans	33,063	98,153	131,216	149,553	16,581

Residential mortgage	8,232	16,659	24,891	27,059	2,329
Consumer loans:
Home equity	672	258	930	1,169	15

Total consumer loans	672	258	930	1,169	15

Total	$45,203	$161,531	$206,734	$239,964	$31,013

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$59,874	$415	$43,184	$347
Commercial real estate:
Commercial real estate	109,226	612	108,561	993
Construction	22,457	23	21,920	97

Total commercial real estate loans	131,683	635	130,481	1,090

Residential mortgage	27,356	245	26,325	225
Consumer loans:
Home equity	1,158	29	1,908	2

Total consumer loans	1,158	29	1,908	2

Total	$220,071	$1,324	$201,898	$1,664

	Nine Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$57,069	$1,203	$49,272	$1,095
Commercial real estate:
Commercial real estate	112,216	2,229	99,939	1,984
Construction	20,528	162	21,882	183

Total commercial real estate loans	132,744	2,391	121,821	2,167

Residential mortgage	28,357	777	22,804	599
Consumer loans:
Home equity	1,182	55	829	9

Total consumer loans	1,182	55	829	9

Total	$219,352	$4,426	$194,726	$3,870

Interest income recognized on a cash basis (included in the table above) was immaterial for the three and nine months ended September 30, 2013 and 2012.

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

Performing TDRs (not reported as non-accrual loans) totaled $116.9 million and $105.4 million as of September 30, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $43.5 million and $41.8 million as of September 30, 2013 and December 31, 2012, respectively.

The following table presents loans by loan portfolio class modified as TDRs during the three and nine months ended September 30, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at September 30, 2013 and 2012, respectively.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	4	$9,685	$8,799	3	$11,512	$11,503
Commercial real estate:
Commercial real estate	—	—	—	3	3,971	3,968
Construction	2	6,402	7,836	1	493	293

Total commercial real estate	2	6,402	7,836	4	4,464	4,261
Residential mortgage	6	2,307	2,001	28	6,566	6,463
Consumer	1	48	48	18	1,641	1,641

Total	13	$18,442	$18,684	53	$24,183	$23,868

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	11	$20,140	$17,455	16	$31,212	$27,828
Commercial real estate:
Commercial real estate	9	10,304	10,219	17	39,697	39,256
Construction	6	10,882	12,826	5	7,204	3,935

Total commercial real estate	15	21,186	23,045	22	46,901	43,191
Residential mortgage	28	6,887	5,997	41	10,344	8,817
Consumer	7	500	454	20	1,710	1,706

Total	61	$48,713	$46,951	99	$90,167	$81,542

The majority of the TDR concessions made during the three and nine months ended September 30, 2013 and 2012 involved an extension of the loan term and/or an interest rate reduction. The total TDRs presented in the above table for the three months ended September 30, 2013 and 2012 had allocated specific reserves for loan losses totaling $2.1 million and $3.3 million, respectively, and $5.3 million and $13.1 million for the nine months ended September 30, 2013 and 2012, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	1	$1,172
Commercial real estate	—	—	1	364
Residential mortgage	—	—	7	1,614
Consumer	3	97	4	249

Total	3	$97	13	$3,399

One TDR within the commercial and industrial loan category of the table above resulted in a $1.1 million partial charge-off during the nine months ended September 30, 2013. Additionally, two commercial loans totaling $6.1 million with one borrower that were modified as TDR’s during the second quarter of 2013 were fully charged-off during the three months ended September 30, 2013. These TDR loans were both performing, but internally classified as substandard, prior to the borrower’s bankruptcy in October 2013 (and were excluded from the TDR payment default table above). There were no charge-offs resulting from loans modified as TDRs during the three and nine months ended September 30, 2012.

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

The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at September 30, 2013 and December 31, 2012.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2013
Commercial and industrial	$1,674,147	$58,384	$83,882	$—	$1,816,413
Commercial real estate	4,107,675	62,243	130,526	—	4,300,444
Construction	362,364	16,926	16,229	5,800	401,319

Total	$6,144,186	$137,553	$230,637	$5,800	$6,518,176

December 31, 2012
Commercial and industrial	$1,673,604	$64,777	$94,184	$178	$1,832,743
Commercial real estate	3,563,530	59,175	149,379	—	3,772,084
Construction	340,357	32,817	19,521	7,160	399,855

Total	$5,577,491	$156,769	$263,084	$7,338	$6,004,682

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2013 and December 31, 2012:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2013
Residential mortgage	$2,494,342	$23,414	$2,517,756
Home equity	408,897	1,710	410,607
Automobile	862,647	196	862,843
Other consumer	195,119	—	195,119

Total	$3,961,005	$25,320	$3,986,325

December 31, 2012
Residential mortgage	$2,413,004	$32,623	$2,445,627
Home equity	436,483	2,398	438,881
Automobile	786,223	305	786,528
Other consumer	178,789	628	179,417

Total	$3,814,499	$35,954	$3,850,453

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2013 and December 31, 2012.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2013
Commercial and industrial	$194,796	$15,686	$210,482
Commercial real estate	557,169	38,261	595,430
Construction	16,867	6,623	23,490
Residential mortgage	19,791	3,645	23,436
Consumer	38,538	1,304	39,842

Total	$827,161	$65,519	$892,680

December 31, 2012
Commercial and industrial	$292,163	$6,437	$298,600
Commercial real estate	715,812	50,081	765,893
Construction	17,967	9,546	27,513
Residential mortgage	22,173	4,288	26,461
Consumer	47,689	1,508	49,197

Total	$1,095,804	$71,860	$1,167,664

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

The following table summarizes the allowance for credit losses at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$105,515	$120,708
Allowance for covered loans	7,070	9,492

Total allowance for loan losses	112,585	130,200
Allowance for unfunded letters of credit	3,490	2,295

Total allowance for credit losses	$116,075	$132,495

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$4,280	$7,582	$10,736	$20,385
Provision for covered loans	—	—	(2,276)	—

Total provision for loan losses	4,280	7,582	8,460	20,385

Provision for unfunded letters of credit	1,054	(332)	1,195	(33)

Total provision for credit losses	$5,334	$7,250	$9,655	$20,352

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$53,732	$43,179	$8,521	$5,084	$6,928	$117,444
Loans charged-off	(8,556)	(947)	(780)	(1,723)	—	(12,006)
Charged-off loans recovered	1,103	896	230	638	—	2,867

Net charge-offs	(7,453)	(51)	(550)	(1,085)	—	(9,139)
Provision for loan losses	3,453	184	56	80	507	4,280

Ending balance	$49,732	$43,312	$8,027	$4,079	$7,435	$112,585

Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$70,522	$35,558	$10,740	$5,809	$7,225	$129,854
Loans charged-off*	(3,649)	(3,736)	(870)	(1,111)	—	(9,366)
Charged-off loans recovered	601	16	13	547	—	1,177

Net charge-offs	(3,048)	(3,720)	(857)	(564)	—	(8,189)
Provision for loan losses	(1,955)	9,432	(27)	418	(286)	7,582

Ending balance	$65,519	$41,270	$9,856	$5,663	$6,939	$129,247

*	The allowance for covered loans was reduced by loan charge-offs totaling $2.3 million during the third quarter of 2012.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off*	(17,322)	(7,329)	(3,338)	(4,092)	—	(32,081)
Charged-off loans recovered	3,043	961	368	1,634	—	6,006

Net charge-offs	(14,279)	(6,368)	(2,970)	(2,458)	—	(26,075)
Provision for loan losses	(359)	5,611	1,574	995	639	8,460

Ending balance	$49,732	$43,312	$8,027	$4,079	$7,435	$112,585

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off*	(13,862)	(10,195)	(2,629)	(3,609)	—	(30,295)
Charged-off loans recovered	2,910	252	638	1,555	—	5,355

Net charge-offs	(10,952)	(9,943)	(1,991)	(2,054)	—	(24,940)
Provision for loan losses	2,822	16,576	2,727	(960)	(780)	20,385

Ending balance	$65,519	$41,270	$9,856	$5,663	$6,939	$129,247

*	The allowance for covered loans was reduced by loan charge-offs totaling $146 thousand and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2013 and December 31, 2012.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$9,490	$14,994	$2,474	$15	$—	$26,973
Collectively evaluated for impairment	39,730	21,886	5,430	4,061	7,435	78,542
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070

Total	$49,732	$43,312	$8,027	$4,079	$7,435	$112,585

Loans:
Individually evaluated for impairment	$56,920	$132,794	$27,267	$1,163	$—	$218,144
Collectively evaluated for impairment	1,759,493	4,568,969	2,490,489	1,467,406	—	10,286,357
Loans acquired with discounts related to credit quality	210,482	618,920	23,436	39,842	—	892,680

Total	$2,026,895	$5,320,683	$2,541,192	$1,508,411	$—	$11,397,181

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$12,088	$16,581	$2,329	$15	$—	$31,013
Collectively evaluated for impairment	44,877	25,463	7,032	5,527	6,796	89,695
Loans acquired with discounts related to credit quality	7,405	2,025	62	—	—	9,492

Total	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200

Loans:
Individually evaluated for impairment	$49,697	$131,216	$24,891	$930	$—	$206,734
Collectively evaluated for impairment	1,783,046	4,040,723	2,420,736	1,403,896	—	9,648,401
Loans acquired with discounts related to credit quality	298,600	793,406	26,461	49,197	—	1,167,664

Total	$2,131,343	$4,965,345	$2,472,088	$1,454,023	$—	$11,022,799

Note 9. Goodwill and Other Intangible Assets

Goodwill totaled $428.2 million at September 30, 2013 and December 31, 2012. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012). There was no impairment of goodwill during the three and nine months ended September 30, 2013 and 2012.

The following table summarizes other intangible assets as of September 30, 2013 and December 31, 2012:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2013
Loan servicing rights	$70,466	$(43,269)	$(643)	$26,554
Core deposits	35,194	(26,521)	—	8,673
Other	5,878	(3,146)	—	2,732

Total other intangible assets	$111,538	$(72,936)	$(643)	$37,959

December 31, 2012
Loan servicing rights	$63,377	$(43,393)	$(3,046)	$16,938
Core deposits	35,194	(24,160)	—	11,034
Other	5,878	(2,727)	—	3,151

Total other intangible assets	$104,449	$(70,280)	$(3,046)	$31,123

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $357 thousand and $2.4 million for the three and nine months ended September 30, 2013, respectively, compared to impairment charges net of recoveries totaling $402 thousand and $382 thousand for the three and nine months ended September 30, 2012, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 17 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2013 and 2012.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2013 through 2017:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)

2013	$1,332	$716	$122
2014	6,545	2,359	466
2015	5,112	1,758	434
2016	3,940	1,195	233
2017	3,056	815	220

Valley recognized amortization expense on other intangible assets, including net impairment charges and recoveries on loan servicing rights, totaling approximately $2.3 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively, and $5.8 million and $7.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

As a result of these actions, Valley re-measured the projected benefit obligation of the affected plans and the funded status of each plan at June 30, 2013. The freeze and re-measurement decreased the projected benefit obligations by $22.9 million and decreased accumulated other comprehensive loss, net of tax, by $19.9 million during the six months ended June 30, 2013. The decrease in the plan obligations was mainly due to an increase in the discount rate from December 31, 2012 and the curtailment of plan benefits. At June 30, 2013, Valley used a discount rate of 4.87 percent for the re-measurement of the pension benefit obligation as compared to 4.26 percent at December 31, 2012. The discount rate is based on our consistent methodology of determining our discount rate based on an established yield curve that incorporates a broad group of Aa3 or higher rated bonds with durations equal to the expected benefit payment streams required by each plan. The assumption for the expected rate of return on plan assets was 7.50 percent at June 30, 2013 and remained unchanged from December 31, 2012. Additionally, a curtailment loss totaling $750 thousand was recognized as a component of net periodic pension expense during the second quarter of 2013 due to the re-measurement and freeze of the plans.

The fair value of qualified plan assets increased approximately $35.1 million, or 25.3 percent, to $174.0 million at September 30, 2013 from $138.9 million at December 31, 2012. In April 2013, Valley made a $25.0 million discretionary contribution to the qualified plan prior to Valley’s decision to freeze the plan. It is the Bank’s funding policy to contribute annually, if deemed necessary, an amount that can be deducted for federal income tax purposes.

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Service cost	$1,530	$1,964	$5,573	$5,892
Interest cost	1,640	1,599	5,005	4,795
Expected return on plan assets	(3,334)	(2,234)	(9,076)	(6,700)
Amortization of prior service cost	229	177	672	531
Amortization of actuarial loss	357	582	1,962	1,745
Curtailment loss	—	—	750	—

Total net periodic pension expense	$422	$2,088	$4,886	$6,263

Largely due to the freeze in the plans’ benefits during the second quarter of 2013, Valley’s net periodic pension expense declined to $422 thousand for the quarter ended September 30, 2013. Valley expects the net periodic pension expense to remain materially unchanged during the fourth quarter of 2013 as compared to the third quarter of 2013.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock options granted by Valley during the three and nine months ended September 30, 2013 and 2012. The restricted shares awarded by Valley during the three months ended September 30, 2013 and 2012 were immaterial. Valley awarded restricted stock totaling 476 thousand shares and 544 thousand shares during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, 5.0 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $1.4 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $4.7 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2013, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $10.8 million and will be recognized over an average remaining vesting period of approximately 4 years.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $222.0 million as of September 30, 2013. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $140.2 million, or 63.2 percent are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of September 30, 2013, Valley had a $923 thousand liability related to the standby letters of credit.

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

At September 30, 2013, Valley had the following cash flow hedge derivatives:

•	Four forward starting interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. Two of the four swaps, totaling $200 million, expire in October 2016 and require Valley to pay fixed-rate amounts at approximately 4.73 percent, in exchange for the receipt of variable-rate payments at the prime rate. Starting in July 2012, the other two swaps totaling $100 million require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate and expire in July 2017.

•	Two interest rate caps with a total notional amount of $100 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015 used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate.

•	One interest rate cap with a total notional amount of $125 million with a strike rate of 7.44 percent and a maturity date of September 27, 2023 used to hedge the total change in cash flows associated with prime-rate indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate.

•	Three forward starting interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with certain FHLB advances within long-term borrowings. Starting in November 2015, the interest rate swaps will require Valley to pay fixed-rate amounts ranging from approximately 2.57 to 2.97 percent, in exchange for the receipt of variable-rate payments at the three-month LIBOR rate. The three swaps have expiration dates ranging from November 2018 to November 2020.

During the third quarter of 2013, Valley entered into a $65 million forward-settle interest rate swap to protect Valley against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows related to interest payments on its subordinated notes issuance in September 2013. The forward-settle swap was cash settled to coincide with date of the subordinated note issuance. The change in fair value of the forward-settle swaps totaling $1.0 million was recorded in accumulated other comprehensive loss at September 30, 2013 and will be amortized into interest expense over the life of the debt.

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

At September 30, 2013, Valley had the following fair value hedge derivatives:

•	One interest rate swap with a notional amount of approximately $8.6 million used to hedge the change in the fair value of a commercial loan.

•	One interest rate swap with a notional amount of $51.0 million, maturing in March 2014, used to hedge the change in the fair value of certain fixed-rate brokered certificates of deposit.

•	One interest rate swap transaction with a notional amount of $125 million, maturing in September 2023, used to hedge the change in the fair value of Valley’s 5.125 percent subordinated notes issued in September 2013.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same income statement line item as the loss or gain on the related derivatives.

Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program, Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2013, Valley had a total of 49 interest rate swaps with an aggregate notional amount of $255.4 million related to this program.

Valley also regularly enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. As of September 30, 2013, Valley had mortgage banking derivatives with an aggregate notional amount of $22.8 million.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Line Item	September 30, 2013	December 31, 2012
		(in thousands)
Asset Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$5,718	$23
Fair value hedge interest rate swaps	Other Assets	270	652

Total derivatives designated as hedging instruments		$5,988	$675

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$5,548	$7,002
Mortgage banking derivatives	Other Assets	123	239

Total derivatives not designated as hedging instruments		$5,671	$7,241

Liability Derivatives:

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$13,687	$17,198
Fair value hedge interest rate swaps	Other Liabilities	1,654	2,197

Total derivatives designated as hedging instruments		$15,341	$19,395

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$5,548	$6,999
Mortgage banking derivatives	Other Liabilities	207	200

Total derivatives not designated as hedging instruments		$5,755	$7,199

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,637)	$(1,788)	$(5,231)	$(4,578)
Amount of loss recognized in other comprehensive income	(4,818)	(2,101)	(1,443)	(5,840)

Valley recognized net gains of $73 thousand in other expense for hedge ineffectiveness on the cash flow hedge derivatives for the nine months ended September 30, 2012. There were no net gains or losses related to cash flow hedge ineffectiveness recognized during the three and nine months ended September 30, 2013 and the third quarter of 2012. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $9.9 million and $12.7 million at September 30, 2013 and December 31, 2012, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $8.4 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Derivative - interest rate swaps:
Interest income	$22	$(57)	$544	$(178)
Interest expense	(108)	(33)	(382)	(60)

Hedged item - loans, deposits, and long-term borrowings:
Interest income	$(22)	$57	$(544)	$178
Interest expense	101	39	380	77

During the three months ended September 30, 2013 and 2012, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $183 thousand and $141 thousand for the three months ended September 30, 2013 and 2012, respectively, and $470 thousand and $416 thousand for the nine months ended September 30, 2013 and 2012, respectively, related to Valley’s fair value hedges on brokered time deposits and subordinated notes, which include net settlements on the derivatives.

The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(1,216)	$682	$(126)	$899

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of September 30, 2013, Valley was in compliance with all of the provisions of its derivative counterparty agreements.

As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.9 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley’s counterparties under the agreements at September 30, 2013. At September 30, 2013, Valley had $31.7 million in collateral posted with its counterparties.

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

The table below presents a gross presentation, the effects of offsetting, and a net presentation of Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the fair value of Valley’s derivative financial instruments disclosed in Note 13.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amount
	(in thousands)
September 30, 2013

Assets:
Interest rate caps and swaps	$11,536	$—	$11,536	$(6,668)	$—	$4,868

Liabilities:
Interest rate caps and swaps	$20,889	$—	$20,889	$(6,668)	$(14,221)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)*	—

Total	$540,889	$—	$540,889	$(6,668)	$(534,221)	$—

December 31, 2012

Assets:
Interest rate caps and swaps	$7,677	$—	$7,677	$(675)	$—	$7,002

Liabilities:
Interest rate caps and swaps	$26,395	$—	$26,395	$(675)	$(25,720)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)*	—

Total	$546,395	$—	$546,395	$(675)	$(545,720)	$—

*	Represents fair value of investment securities pledged.

Note 15. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 16. Subsequent Events

Within the available for sale investment securities portfolio, Valley has other-than-temporarily impaired trust preferred securities issued by one deferring bank holding company with a combined amortized cost of $41.8 million at September 30, 2013. In October 2013, Valley sold these non-accrual debt securities for net proceeds of $52.5 million and will realize a gain of $10.7 million for the fourth quarter of 2013. See the “Other-Than-Temporary Impairment Analysis” section of Note 6 for further details about these securities.

On October 25, 2013, Valley redeemed all its $131.3 million outstanding 7.75 percent junior subordinated debentures issued to VNB Capital Trust I. The Capital Trust will simultaneously redeem all of its trust preferred securities, as well as all of the outstanding common securities of the Capital Trust using the net proceeds from the subordinated notes issued on September 27, 2013 (see Note 1 for details) together with other available funds.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. Additionally, Valley’s principal subsidiary, Valley National Bank, is commonly referred to as the “Bank” in this MD&A.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012, include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey and the New York Metropolitan area;

•	larger than expected reductions in our loans originated for sale or a slowdown in new and refinanced residential mortgage loan activity;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements (including those resulting from the U.S. implementation of Basel III requirements);

•	higher than expected increases in our allowance for loan losses;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments or other factors;

•	unanticipated credit deterioration in our loan portfolio;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	an unexpected decline in real estate values within our market areas;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in higher compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the inability to realize expected revenue synergies from recent acquisitions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees;

•	lower than expected cash flows from purchased credit-impaired loans;

•	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems; and

•	other unexpected material adverse changes in our operations or earnings.

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

Executive Summary

Company Overview. At September 30, 2013, Valley had consolidated total assets of approximately $16.0 billion, total net loans of $11.3 billion, total deposits of $11.1 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 204 branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion.

On January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 14 remain within our 43 branch network in New York and are located mostly in Long Island and Queens. The new locations complement Valley’s other New York City locations, including five branches in Queens, and provide a foundation for potential future expansion efforts into these attractive markets. The common shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208 million. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury on December 14, 2011. The stock redemption was funded by a $37.0 million short-term loan at market terms from Valley to State Bancorp prior to the acquisition date. The outstanding loan and debt, included in Valley’s and State Bancorp’s consolidated financial statements at December 31, 2011, respectively, were both subsequently eliminated as of the acquisition date.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 for more details regarding our past merger activity.

Subsequent Events. Within the available for sale investment securities portfolio, Valley has other-than-temporarily impaired trust preferred securities issued by one deferring bank holding company with a combined amortized cost of $41.8 million at September 30, 2013. In October 2013, Valley sold these non-accrual debt securities for net proceeds of $52.5 million and will realize a gain of $10.7 million for the fourth quarter of 2013. See Note 6 to the consolidated financial statements for more information on these securities. Additionally, Valley redeemed all its $131.3 million outstanding 7.75 percent junior subordinated debentures issued to VNB Capital Trust I on October 25, 2013. The Capital Trust simultaneously redeemed all of its trust preferred securities, as well as all of the outstanding common securities of the Capital Trust using the net proceeds from the subordinated debentures (notes) issued on September 27, 2013 together with other available funds. At September 30, 2013, the junior subordinated debentures (issued to VNB Capital Trust I) carried at fair value had a carrying value of $132.4 million and contractual principal balance of $131.3 million. We will realize a gain of approximately $1.1 million (equal to the difference between the carrying value and contractual principal balance) upon redemption of the debentures during the fourth quarter of 2013. See the “Deposits and Other Borrowings” section below for additional information on our subordinated notes and other changes in our long-term borrowings during the third quarter of 2013.

Quarterly Results. Net income for the third quarter of 2013 was $27.1 million, or $0.14 per diluted common share, compared to $39.4 million, or $0.20 per diluted common share for the third quarter of 2012. The $12.3 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) an $18.1 million decrease in non-interest income resulting primarily from lower gains on sales of residential loans originated for sale and a reduction in non-interest income related to changes in our FDIC loss-share receivable, partly offset by an increase in net trading gains and a decrease in net impairment losses on securities, (ii) a $10.2 million decrease in net interest income largely due to lower yields on new loans and investments caused by the low level of market interest rates and the repayment of higher yielding financial instruments within these same categories, partially offset by (iii) a 15.4 percent decrease in our effective tax rate largely due to a significant decrease in pre-tax income during the third quarter of 2013 and its impact on the projected income and tax rate for the full year of 2013. See the “Net Interest Income,” “Other Non-Interest Income,” “Income Taxes,” and “Loan Portfolio” sections below for more details on the items above impacting our third quarter of 2013 results, as well as other items discussed elsewhere in this MD&A.

Economic Overview and Indicators. The federal government shutdown and continued budget sequester hampered GDP growth during the third quarter of 2013. Although economic growth should improve slightly during the near term, as the government shutdown has recently ended, uncertainty remains over congress’ ability to approve the federal budget and raise the debt ceiling in a timely manner during the first quarter of 2014.

The job market has experienced lackluster growth in recent months as net new jobs continue at a rate below the 200 thousand mark that many financial market analyst believe is needed to achieve robust economic growth. While the unemployment rate has declined since June 2013, the recent drop in unemployment is largely due to a reduction in the labor force. Should future job creation increase, further decreases in the unemployment rate may be hampered as reentrants to the labor force would temper any future decline in rate.

During the third quarter of 2013, the Federal Reserve remained consistent with its previously announced intentions to keep short-term interest rates low, in the zero to 0.25 percent range, as long as the unemployment rate remains above 6.5 percent and projected inflation remains below 2.5 percent. A stubbornly high unemployment rate, coupled with lackluster economic growth and inflation could suggest that monetary policy may remain unchanged in the near term. However, the Federal Reserve has been careful to distinguish the difference between the Federal Open Market Committee’s future decision to raise the federal funds rate and a move to phase out its $85 billion-per-month bond purchase program, the latter of which is expected to commence first. Long-term interest rates have already rallied in June of this year in anticipation of a future reduction in quantitative easing, leading to a reduction in mortgage refinance activity.

Despite the sharp rise in long-term market interest rates in June 2013, we believe the current interest rate environment (which remains at relatively low levels on a historical basis) and the high rate of unemployment will continue to challenge our business operations and results in many ways during the remainder of 2013, as highlighted throughout the remaining MD&A discussion below. However, any continuation of the recent uptick in long-term interest rates may help to relieve the current downward pressure on our net interest margin and net interest income (which is the primary driver of Valley’s earnings).

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

	For the Month Ended
Selected Economic Indicators:	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012

Unemployment rate:
U.S.	7.20%	7.60%	7.60%	7.80%	7.80%
New York Metro Region*	7.90%	8.20%	8.10%	8.50%	8.50%
New Jersey	8.50%	8.70%	9.00%	9.60%	9.80%
New York	7.60%	7.50%	8.20%	8.20%	8.90%

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	($ in millions)

Personal income:
New Jersey	NA	$497,813	$491,539	$498,228	$485,618
New York	NA	$1,055,055	$1,044,261	$1,070,875	$1,039,417
New consumer bankruptcies:
New Jersey	NA	0.14%	0.12%	0.12%	0.12%
New York	NA	0.09%	0.07%	0.08%	0.08%
Change in home prices:
U.S.	NA	7.10%	1.20%	–0.30%	–2.10%
New York Metro Region*	NA	1.79%	–1.07%	0.97%	–0.50%
New consumer foreclosures:
New Jersey	NA	0.13%	0.07%	0.08%	0.08%
New York	NA	0.09%	0.04%	0.04%	0.06%
Homeowner vacancy rates:
New Jersey	2.10%	3.20%	1.80%	2.60%	2.80%
New York	1.20%	1.30%	1.90%	1.90%	1.70%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Overall, our total loan portfolio increased by 18.9 percent on an annualized basis during the third quarter of 2013 as compared to June 30, 2013 largely due to strong organic commercial real estate (excluding construction) loan growth (equaling 34.0 percent on an annualized basis), a $119.4 million increase in residential mortgage loans (including $47 million of purchased loans in the third quarter) and largely organic growth in automobile loans, despite declines in the PCI loan portfolios which totaled $58.7 million. During the third quarter, we continued to experience strong loan origination volumes across many types of commercial real estate borrowers, but mostly within our co-op building lending in our New York City markets, as well as rental apartment buildings primarily in New Jersey. These loan types typically have the added benefit of a low risk profile due, in part, to the quality of the collateral, generally low loan to value ratios and the economic strength of the marketplace, which has a favorable impact on the overall level of allocations necessary for commercial real estate loans within our allowance for loan losses.

During the third quarter, we experienced an expected sharp decline in residential mortgage loan origination activity largely due to the higher level of long-term market interest rates since June 2013. In June, the Federal Reserve Chairman Ben Bernanke acknowledged that the Fed could gradually reduce the net amount of mortgage-backed securities and U.S. Treasury securities being purchased each month as the outlook for the labor market or inflation changes. These comments, among other factors, led to a rally in long-term interest rates which resulted in an average 10-year Treasury Rate of 2.70 percent for the third quarter of 2013 as compared to 1.97 percent during the second quarter of 2013. Consequently, residential mortgage originations (including both new and refinanced loans) declined over 48 percent to approximately $248 million for the third quarter of 2013 as compared to the second quarter of 2013. Valley sold approximately $97 million of residential mortgages (including $48.9 million of loans held for sale at June 30, 2013) during the third quarter, down 79.5 percent from the second quarter of 2013. As a result of the decline in volume (as well as lower gain on sale margins), gains on sales of residential mortgage loans materially declined by approximately $11.7 million to $2.7 million for the third quarter of 2013 as compared to $14.4 million for the second quarter of 2013. Given the current rate environment and level of consumer demand, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the fourth quarter of 2013 and in the amount of our residential mortgage loans originated for sale, as the higher yielding loans become more attractive to hold in our loan portfolio. As a result, our gains on sales of loans may continue to decline from the $2.7 million recorded in the third quarter of 2013. Despite the expected negative impact of the recent increase in market interest rates on consumer refinance activity and our level of net gains on sales of mortgage loans, outlook for the housing recovery remains positive and the impact that such higher rates will have on our net interest margin as we continue to shift to an “originate and hold model”. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow economic recovery, elevated unemployment levels, personal bankruptcies, and higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at September 30, 2013. Our past due loans and non-accrual loans, discussed further below, exclude purchased credit-impaired (PCI) loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days decreased 0.04 percent to 1.47 percent of our total loan portfolio of $11.4 billion as of September 30, 2013 compared to 1.51 percent of $10.9 billion in total loans at June 30, 2013. Of the 1.47 percent in delinquencies at September 30, 2013, 0.12 percent, or $19.5 million, represented performing matured loans in the normal process of renewal. Non-accrual loans decreased to $116.1 million, or 1.02 percent of our entire loan portfolio, at September 30, 2013, compared to $118.5 million, or 1.09 percent of total loans, at June 30, 2013. The $2.4 million decrease in non-accruals was due to declines in all loan categories, except for commercial and industrial loans. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible.

Overall, our non-performing assets decreased by 2.1 percent to $194.2 million at September 30, 2013 as compared to $198.4 million at June 30, 2013, despite a $1.4 million increase in the fair value of non-accrual debt securities at September 30, 2013. At September 30, 2013 and June 30, 2013, our non-performing assets included non-accrual debt securities with carrying values of $52.3 million and $51.0 million, respectively. Of the $52.3 million in non-accrual securities at September 30, 2013, $48.3 million of the securities (with a combined amortized cost of $41.8 million and representing 25.1 percent of total non-performing assets) were sold in October 2013 and will result in an aggregate realized gain of approximately $10.7 million for the fourth quarter of 2013. See the “Investment Securities Portfolio” section below and Note 6 to the consolidated financial statements for more information.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of September 30, 2013. See the “Non-performing Assets” section below for further analysis of our credit quality.

Deposits and Other Borrowings. Total deposits decreased $122.5 million to $11.1 billion at September 30, 2013 from June 30, 2013 mostly due to lower time deposit account balances. Valley’s time deposits totaling approximately $2.2 billion at September 30, 2013 decreased $158.0 million as compared to June 30, 2013 largely due to the continued run-off of maturing higher cost retail certificates of deposit and less attractive short-term time deposit rates offered by Valley during the period. However, our non-interest bearing deposits totaling $3.6 billion at September 30, 2013 moderately increased by $35.4 million, or approximately 1.0 percent, from June 30, 2013 due to normal fluctuations in account activity. Savings, NOW and money market account balances remained relatively unchanged from June 30, 2013 and totaled approximately $5.3 billion at September 30, 2013.

Long-term borrowings increased $124.9 million to $2.8 billion at September 30, 2013 as compared to June 30, 2013 primarily due to our issuance of $125 million of 5.125 percent subordinated debentures during September 2013. In conjunction with the issuance, Valley entered into a fair value hedge transaction where Valley receives 5.125 percent and pays one-month LIBOR plus 238 basis points. The payment and maturity terms associated with the subordinated notes and derivative are similar and Valley will account for the derivative transaction in accordance with hedge accounting under U.S. GAAP. See Note 13 to the consolidated financial statements for more details on our derivative transactions.

We continue to closely monitor our cost of funds to optimize our net interest margin in the current low interest rate environment, as discussed further in the “Net Interest Income” section below. On July 26, 2013, Valley redeemed $15.5 million of the principal face amount of its 7.75 percent junior subordinated debentures issued to VNB Capital Trust I and $15.0 million of the face value of the related trust preferred securities. On October 25, 2013, we redeemed the remaining $131.3 million of the outstanding junior subordinated debentures carried at fair value within our interest bearing liabilities, as well as the $127.3 million of the trust preferred securities issued by VNB Capital Trust I (included in Valley’s Tier 1 capital position) at September 30, 2013. Based upon new final regulatory guidance issued during the second quarter of 2013, Valley’s remaining trust preferred securities issued by its capital trust subsidiaries (which total $44.0 million after the aforementioned redemptions in third and fourth quarters of 2013) will be fully phased out of Tier 1 capital by January 1, 2016. See the “Capital Adequacy” section below for more details.

Selected Performance Indictors. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Return on average assets	0.68%	0.99%	0.77%	0.90%
Return on average shareholders’ equity	7.11	10.45	8.12	9.52
Return on average tangible shareholders’ equity (ROATE)	10.24	14.86	11.71	13.60

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)

Net income	$27,121	$39,447	$92,353	$106,798

Average shareholders’ equity	1,525,939	1,509,403	1,515,687	1,495,734
Less: Average goodwill and other intangible assets	(466,495)	(447,622)	(463,798)	(448,449)

Average tangible shareholders’ equity	$1,059,444	$1,061,781	$1,051,889	$1,047,285

Annualized ROATE	10.24%	14.86%	11.71%	13.60%

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

Net Interest Income

Net interest income on a tax equivalent basis totaling $113.6 million for the third quarter of 2013 increased $1.7 million as compared to the second quarter of 2013, and declined $10.1 million as compared to the third quarter of 2012. Interest income on a tax equivalent basis increased $1.3 million from the second quarter of 2013 mainly due to higher yields on taxable investments and a $223.3 million increase in average loans, partially offset by continued run-off in our higher yielding PCI loan portfolios. Interest expense also contributed to the increase in net interest income as it moderately decreased $373 thousand to $42.1 million for the three months ended September 30, 2013. The decrease from the second quarter of 2013 was primarily driven by a $144.5 million decline in average time deposits during the third quarter caused by run-off of maturing higher yield time deposits.

Average interest earning assets decreased to $14.2 billion for the third quarter of 2013 as compared to approximately $14.3 billion for the third quarter of 2012 largely due to decreases of $209.3 million and $189.8 million in average loans and average federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York), respectively, partially offset by a $318.4 million increase in average investment securities. The increase in average investment securities, as well as the decrease in overnight interest bearing deposits, was driven mainly by our redeployment of excess liquidity from large repayments within the loan portfolio, which outpaced our overall loan volumes for the first six of the last twelve-month period (i.e., the first quarter of 2013 and fourth quarter of 2012). Our originate and sell strategy for most of our new and refinanced residential mortgage loan originations until June 2013 (when consumer demand slowed due to a sharp increase in market interest rates and our gain margins narrowed on mortgage loan sales) also contributed to the decline in average loans as compared to the third quarter of 2012. Compared to the second quarter of 2013, average interest earning assets remained relatively unchanged at $14.2 billion for the third quarter of 2013. However, the mix of average loans, investments and overnight interest bearing deposits changed as average loans and investments increased by $223.3 million and $42.7 million, respectively, during the third quarter of 2013 and average funds sold, and other interest bearing deposits decreased $286.3 million to $152.9 million as compared to the second quarter of 2013. The increase in average loans quarter over quarter was mainly due to very strong commercial real estate loan originations, primarily in co-op and apartment buildings lending, as well as newly originated and purchased residential mortgage loans over the last six months ended September 30, 2013. During the third and second quarters of 2013, we purchased approximately $47 million and $162 million of residential mortgage loans, respectively, from third party originators in three separate transactions.

Average interest bearing liabilities decreased $517.5 million to approximately $10.7 billion for the third quarter of 2013 compared with the third quarter of 2012 mainly due to the normal run-off of maturing high cost certificate of deposit balances over the past twelve month period and a decline in the use of short-term FHLB borrowings for funding residential mortgage originations, partially offset by higher average savings, NOW and money market deposit accounts. Consequently, our average non-interest bearing deposits increased by $340.1 million to $3.6 billion for the three months ended September 30, 2013 as compared to the third quarter of 2012 due, in part, to the lack of acceptable investment alternatives for customers. Compared to the second quarter of 2013, average interest bearing liabilities decreased $80.3 million for the third quarter of 2013, again, mostly due to the run-off of maturing higher rate certificates of deposit partly offset by increased average balances for savings, NOW and money market accounts.

The net interest margin on a tax equivalent basis was 3.20 percent for the third quarter of 2013, an increase of 5 basis points from 3.15 percent in the linked second quarter of 2013, and a 26 basis point decline from 3.46 percent for the three months ended September 30, 2012. The yield on average interest earning assets increased by five basis points on a linked quarter basis. The increased yield was mainly a result of the higher yields on average investment securities partly caused by a reduction in prepayments and premium amortization due to the higher level of long-term market interest rates, as well as additional interest income from one more day during the third quarter of 2013. However, continued repayment of higher yielding interest earning assets, including PCI loans which declined by over 6 percent from June 30, 2013 partially offset the positive impact of the aforementioned items. The yield on average loans decreased 9 basis points to 4.79 percent for the three months ended September 30, 2013 from the second quarter of 2013 largely due to the decline in PCI loans, normal non-PCI loan refinance and repayment activity and new loan originations at lower rates. The overall cost of average interest bearing liabilities decreased by approximately 1 basis point from 1.58 percent in the linked second quarter of 2013 primarily due to a decline of 2 basis points for total interest bearing deposits during the third quarter of 2013, partly offset by a 4 basis point increase in our cost of long-term borrowings mostly caused by one more day during the third quarter of 2013. Our cost of total deposits was 0.41 percent for the third quarter of 2013 compared to 0.43 percent for the three months ended June 30, 2013.

The increase in long-term market interest rates since June 2013, potential future loan growth from solid commercial real estate loan demand seen in the early stages of the fourth quarter, redeployment the net proceeds from our sale of certain non-accrual debt securities in the fourth quarter, and our redemption of the 7.75 percent junior subordinated debentures issued to capital trusts (completed on October 25, 2013) are all anticipated to positively impact our ability to maintain or increase the current level of our net interest margin. However, our margin continues to face the risk of compression in the future due to the relatively low level of interest rates on most interest earning asset alternatives combined with the continued re-pricing risk related to the maturity and prepayment of loans and investments that are still yielding higher than market interest rates. We continue to tightly manage our balance sheet and our cost of funds to optimize our returns. During the fourth quarter of 2013, we will continue to explore ways to reduce our borrowing costs, whenever possible, and optimize our net interest margin, including the tight management of excess liquidity caused by prepayment activity and/or soft loan demand that may occur in certain segments of the portfolio. Although we cannot make any guarantees as to the potential future benefits to our net interest margin, we believe these actions and other asset/liability strategies should reduce the negative impact of the current low interest rate environment.

The following table reflects the components of net interest income for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2013			June 30, 2013			September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,209,929	$134,168	4.79%	$10,986,603	$134,017	4.88%	$11,419,251	$146,051	5.12%
Taxable investments (3)	2,271,825	15,957	2.81	2,211,207	14,429	2.61	2,016,878	17,599	3.49
Tax-exempt investments (1)(3)	568,420	5,486	3.86	586,314	5,651	3.86	505,010	5,268	4.17
Federal funds sold and other interest bearing deposits	152,929	96	0.25	439,192	302	0.28	342,723	196	0.23

Total interest earning assets	14,203,103	155,707	4.39	14,223,316	154,399	4.34	14,283,862	169,114	4.74

Allowance for loan losses	(121,198)			(123,667)			(131,872)
Cash and due from banks	339,836			411,053			423,349
Other assets	1,571,289			1,414,709			1,422,535
Unrealized losses on securities available for sale, net	(27,430)			(3,323)			(2,901)

Total assets	$15,965,600			$15,922,088			$15,994,973

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,393,914	$4,359	0.32%	$5,332,299	$4,369	0.33%	$5,079,279	$5,051	0.40%
Time deposits	2,274,061	7,279	1.28	2,418,524	7,794	1.29	2,736,233	9,226	1.35

Total interest bearing deposits	7,667,975	11,638	0.61	7,750,823	12,163	0.63	7,815,512	14,277	0.73
Short-term borrowings	147,658	94	0.25	138,910	140	0.40	502,016	556	0.44
Long-term borrowings (4)	2,880,514	30,378	4.22	2,886,675	30,180	4.18	2,896,160	30,575	4.22

Total interest bearing liabilities	10,696,147	42,110	1.57	10,776,408	42,483	1.58	11,213,688	45,408	1.62

Non-interest bearing deposits	3,552,583			3,581,432			3,212,515
Other liabilities	190,931			50,306			59,367
Shareholders’ equity	1,525,939			1,513,942			1,509,403

Total liabilities and shareholders’ equity	$15,965,600			$15,922,088			$15,994,973

Net interest income/interest rate spread (5)		$113,597	2.82%		$111,916	2.76%		$123,706	3.12%

Tax equivalent adjustment		(1,928)			(2,029)			(1,884)

Net interest income, as reported		$111,669			$109,887			$121,822

Net interest margin (6)			3.14%			3.09%			3.41%
Tax equivalent effect			0.06%			0.06%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.20%			3.15%			3.46%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2013 and 2012:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,082,306	$401,239	4.83%	$11,225,330	$438,358	5.21%
Taxable investments (3)	2,192,292	46,555	2.83	2,248,813	59,889	3.55
Tax-exempt investments (1)(3)	574,519	16,751	3.89	470,001	15,032	4.26
Federal funds sold and other interest bearing deposits	326,066	614	0.25	163,722	282	0.23

Total interest earning assets	14,175,183	465,159	4.38	14,107,866	513,561	4.85

Allowance for loan losses	(125,161)			(134,034)
Cash and due from banks	386,364			436,834
Other assets	1,479,286			1,439,483
Unrealized losses on securities available for sale, net	(12,173)			(16,503)

Total assets	$15,903,499			$15,833,646

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,329,405	$13,430	0.34%	$5,072,035	$15,095	0.40%
Time deposits	2,394,488	23,184	1.29	2,736,867	28,687	1.40

Total interest bearing deposits	7,723,893	36,614	0.63	7,808,902	43,782	0.75
Short-term borrowings	142,415	378	0.35	372,422	1,178	0.42
Long-term borrowings (4)	2,884,544	90,598	4.19	2,910,297	91,912	4.21

Total interest bearing liabilities	10,750,852	127,590	1.58	11,091,621	136,872	1.65

Non-interest bearing deposits	3,527,829			3,176,371
Other liabilities	109,131			69,920
Shareholders’ equity	1,515,687			1,495,734

Total liabilities and shareholders’ equity	$15,903,499			$15,833,646

Net interest income/interest rate spread (5)		$337,569	2.80%		$376,689	3.20%

Tax equivalent adjustment		(5,977)			(5,337)

Net interest income, as reported		$331,592			$371,352

Net interest margin (6)			3.12%			3.51%
Tax equivalent effect			0.06%			0.05%

Net interest margin on a fully tax equivalent basis (6)			3.18%			3.56%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2013 Compared with September 30, 2012			Nine Months Ended September 30, 2013 Compared with September 30, 2012
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$(2,639)	$(9,244)	$(11,883)	$(5,525)	$(31,594)	$(37,119)
Taxable investments	2,054	(3,696)	(1,642)	(1,472)	(11,862)	(13,334)
Tax-exempt investments*	630	(412)	218	3,131	(1,412)	1,719
Federal funds sold and other interest bearing deposits	(118)	18	(100)	303	29	332

Total decrease in interest income	(73)	(13,334)	(13,407)	(3,563)	(44,839)	(48,402)

Interest Expense:
Savings, NOW and money market deposits	298	(990)	(692)	737	(2,402)	(1,665)
Time deposits	(1,498)	(449)	(1,947)	(3,419)	(2,084)	(5,503)
Short-term borrowings	(288)	(174)	(462)	(635)	(165)	(800)
Long-term borrowings and junior subordinated debentures	(165)	(32)	(197)	(811)	(503)	(1,314)

Total decrease in interest expense	(1,653)	(1,645)	(3,298)	(4,128)	(5,154)	(9,282)

Total increase (decrease) in net interest income	$1,580	$(11,689)	$(10,109)	$565	$(39,685)	$(39,120)

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Trust and investment services	$2,138	$1,947	$6,372	$5,705
Insurance commissions	4,224	3,228	12,276	11,947
Service charges on deposit accounts	6,362	6,513	17,874	18,545
Gains on securities transactions, net	9	1,496	4,008	2,543
Net impairment losses on securities recognized in earnings	—	(4,697)	—	(5,247)
Trading gains (losses), net
Trading securities	100	65	34	166
Junior subordinated debentures carried at fair value	2,131	(59)	(275)	461

Total trading gains (losses), net	2,231	6	(241)	627
Fees from loan servicing	1,851	1,173	5,089	3,481
Gains on sales of loans, net	2,729	25,055	32,155	31,362
(Losses) gains on sales of assets, net	(1,010)	195	(600)	483
Bank owned life insurance	1,553	1,674	4,318	5,265
Change in FDIC loss-share receivable	(2,005)	(390)	(7,180)	(7,502)
Other	4,308	4,296	12,509	19,912

Total non-interest income	$22,390	$40,496	$86,580	$87,121

Net gains on securities transactions decreased $1.5 million for the three months ended September 30, 2013 as compared with the same period in 2012 due to an immaterial amount of investment securities sales during the third quarter of 2013. Net gains of $1.5 million recognized during the third quarter of 2012 were partially offset by gross losses totaling $5.3 million related to the early redemption of trust preferred securities issued by one bank holding company. Net gains on securities transactions increased $1.5 million for the nine months ended September 30, 2013 as compared with the same period in 2012 primarily due to the sale of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock classified as available for sale with amortized cost totaling $941 thousand during the first quarter of 2013. See Note 6 to the consolidated financial statements for more details on our gross gains and losses on securities transactions for each period.

Net impairment losses on securities decreased $4.7 million and $5.2 million during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 as no credit impairment losses on securities were recognized during the nine months of 2013. The net impairment losses for three and nine months ended September 30, 2012 were largely related to additional estimated credit losses of $4.5 million on previously impaired trust preferred securities issued by one bank holding company. See the “Investment Securities Portfolio” section of this MD&A and Note 6 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading gains and losses represent the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value and the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio. Net trading gains increased $2.2 million and decreased $868 thousand for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 mainly due to the change in the valuation adjustments on the debentures carried at fair value based upon the exchange traded market prices of the related trust preferred securities issued by the capital trust. See Note 5 to the consolidated financial statements for more details.

Fees from loan servicing increased $1.6 million to $5.1 million for the nine months ended September 30, 2013 as compared to $3.5 million for the same period of 2012 mainly due to the high volume of loans originated for sale over the last twelve month period due to the historically low levels of interest rates and the success of Valley’s low fixed-price refinance programs. Valley retains loan servicing on all loans originated and sold in the secondary market and includes its loan servicing rights asset in net other intangible assets within the consolidated statements of condition. During the third quarter of 2013, our amount of loans sold declined significantly (as discussed further below) compared to the prior period and, as a result, we cannot guarantee that the positive trend in fees from loan servicing noted in the first nine months of 2013 will continue during the fourth quarter of 2013 and thereafter.

Net gains on sales of loans decreased $22.3 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to a significant decline in loans originated for sale as our new and refinanced loan origination volumes were slowed by the negative impact of the sharp increase in the level of market interest rates since June 2013, and our decision to hold a much higher percentage of new originations in our loan portfolio as the loan yields became more attractive and gain on sale margins declined from the second quarter of 2013. As a result, we sold only $97 million of residential mortgages (including $48.9 million of loans held for sale at June 30, 2013) during the third quarter as compared to approximately $379 million sales of residential mortgage loans during the third quarter of 2012. In addition, residential mortgage loan originations (including both new and refinanced loans) declined $203 million to approximately $248 million for the third quarter of 2013 compared with over $451 million in originations in residential mortgage loans during the third quarter of 2012. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in $316 thousand of gains and $4.6 million of losses for the three and nine months ended September 30, 2013, respectively. Slightly increasing and partially offsetting the net gains on actual loan sales during the periods as compared to mark to market gains of $6.3 million and $6.7 million for the three and nine months ended September 30, 2012, respectively, which increased the net gains recognized in such periods. Due to the current level of market interest rates and customer demand experienced in the early stages of the fourth quarter of 2013, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the fourth quarter of 2013 and in the amount of our residential mortgage loans originated for sale. As a result, our gains on sales of loans may continue to decline in the fourth quarter of 2013, but our interest income from residential mortgage loans should mitigate a portion of the lost non-interest income. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 5 of the consolidated financial statements.

Net losses on sale of assets increased $1.2 million and $1.1 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. These increases were mainly due to valuation write downs totaling $1.1 million on our other repossessed assets (primarily related to one aircraft) at September 30, 2013.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $2.0 million and $7.2 million net reduction in non-interest income for the three and nine months ended September 30, 2013, respectively. The reduction to non-interest income during the third quarter of 2013 was largely due to the prospective recognition of decreases in the FDIC loss-share receivable caused by better than originally expected cash flows on certain pools, partially offset by an increase in the receivable for the FDIC’s portion of reimbursable expenses incurred during the quarter. The $7.2 million net reduction for the nine months ended September 30, 2013 was mainly the result of the aforementioned items and a decrease in additional credit impairment of certain loan pools, which also resulted in a $2.3 million credit to our provision for losses on covered loans for the nine months ended September 30, 2013. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 7 to the consolidated financial statements for further details.

Other non-interest income decreased $7.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was largely the result of other non-interest income recognized during the nine months ended September 30, 2012 for the reversal of purchase accounting valuation liabilities totaling $7.4 million, which related to expired and unused lines of credit assumed in FDIC-assisted transactions. The reversal also resulted in a corresponding reduction in our FDIC loss-share receivable portion of such estimated losses as of the acquisition and were reflected in the change in FDIC loss-share receivable amounts presented for the nine months ended September 30, 2012 in the table above.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Salary and employee benefits expense	$47,434	$49,267	$145,739	$151,507
Net occupancy and equipment expense	18,430	17,466	55,498	51,731
FDIC insurance assessment	3,909	3,915	12,836	10,742
Amortization of other intangible assets	2,264	2,696	5,794	7,186
Professional and legal fees	4,112	3,471	12,289	10,440
Advertising	1,203	1,723	4,855	5,252
Other	17,109	14,681	48,235	42,419

Total non-interest expense	$94,461	$93,219	$285,246	$279,277

Salary and employee benefits expense decreased $1.8 million and $5.8 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 largely due to decreases in our cash incentive compensation accruals, pension expense, and medical health insurance expense, partially offset by higher salary expense. Pension expense declined as expected during the third quarter of 2013 due to Valley’s decision in June 2013 to freeze the benefits earned under our qualified and non-qualified plans effective December 31, 2013 (See Note

10 to the consolidated financial statements for further details). Our health care expenses (which also decreased during the third quarter of 2013) are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future.

Net occupancy and equipment expenses increased $964 thousand and $3.8 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 mainly due to higher repair and maintenance expenses, as well as an increase in depreciation expense primarily related to technological updates to certain systems, including new deposit automation systems implemented throughout our branch network during 2012.

FDIC insurance assessments increased $2.1 million for the nine months ended September 30, 2013 as compared to the same period of 2012 mostly due to a specific adjustment to our individual assessment made by the FDIC during the second quarter of 2013. Based upon current estimates, we do not anticipate a material change in our FDIC insurance assessment for the fourth quarter of 2013 as compared to the third quarter of 2013.

Amortization of other intangible assets decreased $1.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012 mainly due to an increase in the net recoveries of impairment charges on certain loan servicing rights during the nine months ended September 30, 2013, partially offset by higher amortization expense caused, in part, by additional loan servicing rights recorded over the last twelve month period. Valley recognized net recoveries of impairment charges on its loan servicing rights totaling $2.4 million for the nine months ended September 30, 2013 as compared to net impairment charges of $382 thousand for the nine months ended September 30, 2012.

Professional and legal fees increased $1.8 million for the nine months ended September 30, 2013 as compared to the same period in 2012 mainly due to an increase in legal expenses related to general corporate matters, as well as the partial redemption of our junior subordinated debentures carried at fair value in July 2013. As previously noted in the “Subsequent Events” section above, we fully redeemed the remaining outstanding junior subordinated debentures carried at fair value and the related trust preferred securities issued by VNB Capital Trust I in October 2013.

Other non-interest expense increased $2.4 million and $5.8 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in the third quarter of 2013 is largely due to the net change in mark to market gains and losses on mortgage banking derivatives recognized in other expense. Net losses on mortgage banking derivatives totaled $1.2 million for the third quarter of 2013 as compared to net gains of $684 thousand for the third quarter of 2012. The increase in other non-interest expense for the nine months ended September 30, 2013 was due to general increases across several small categories, including higher OREO expenses related to our foreclosed commercial real estate and residential properties and a decline in mark to market gains on mortgage banking derivatives (offsetting other expense) as compared to the same period of 2012.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 70.46 percent and 68.21 percent for the three and nine months ended September 30, 2013, respectively, as compared to 57.43 percent and 60.91 percent for the same periods in 2012, respectively. The negative upward movement in our efficiency ratio for the three and nine months ended September 30, 2013 was largely attributable to declines of $10.2 million and $39.8 million in net interest income, respectively, from the same 2012 periods, as well as a significant decline in net gains on the sales of residential mortgage loans recognized in the third quarter of 2013. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $7.1 million and $22.4 million for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate decreased by 15.4 percent to 20.8 percent for the third quarter of 2013 as compared to 36.2 percent for the third quarter of 2012 largely due to a significant decrease in pre-tax income during the third quarter of 2013 and its impact on the projected income and tax rate for the full year of 2013. Income tax expense was $30.9 million and $52.0 million for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate decreased by 7.7 percent to 25.1 percent for the nine months ended September 30, 2013 as compared to 32.8 percent for the same period of 2012 mainly due to the significant decrease in pre-tax income for the nine months ending September 30, 2013 and its impact on the projected income and tax rate for the full year of 2013.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the fourth quarter of 2013, we anticipate that our effective tax rate will range from 25 to 28 percent.

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

The following tables present the financial data for each business segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,924,651	$7,285,278	$2,993,174	$—	$14,203,103
Income (loss) before income taxes	9,325	25,416	2,868	(3,345)	34,264
Annualized return on average interest earning assets (before tax)	0.95%	1.40%	0.38%	N/A	0.96%

	Three Months Ended September 30, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$4,095,130	$7,324,121	$2,864,611	$—	$14,283,862
Income before income taxes	28,288	33,697	4,740	(4,876)	61,849
Annualized return on average interest earning assets (before tax)	2.76%	1.84%	0.66%	N/A	1.73%

Consumer Lending

This segment, representing 35.8 percent of our loan portfolio at September 30, 2013, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans represented 22.3 percent of our loan portfolio at September 30, 2013, is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 7.7 percent of total loans at September 30, 2013) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average assets for the three months ended September 30, 2013 decreased $170.5 million as compared to the third quarter of 2012 largely due to our large volume of residential mortgage loans originated for sale (rather than investment) from the third quarter of 2012 until the latter part of the second quarter of 2013, partially offset by a higher percentage of residential mortgage originations retained for investment in the third quarter of 2013 and a decline in loan prepayments (due to a higher level of interest rates), residential mortgage loans purchased from third party originators both in the second and third quarters of 2013, as well as growth in both auto loans and personal lines of credit over the last twelve months. During the third quarter of 2013, we originated approximately $248 million of residential mortgage loans, retaining 77 percent in portfolio, compared with over $451 million, while retaining only 18 percent in portfolio, during the third quarter of 2012. In addition, the home equity loan portfolio declined from the third quarter of 2012 mainly due to continued normal repayment activity outpacing new loan origination volumes.

Income before income taxes decreased $19.0 million to $9.3 million for the third quarter of 2013 as compared to the same quarter of 2012. The decrease was mainly caused by a significant decline in non-interest income, which totaled $18.6 million for the third quarter of 2013 as compared to $31.6 million for the third quarter in 2012. The decline was primarily due to a decrease in net gains on sales of residential mortgage loans. Net gains on sales of loans decreased $22.3 million for the three months ended September 30, 2013 as compared to the same period in 2012 driven by a decline in loan sales. We sold approximately $97 million of residential mortgages during the third quarter of 2013 as compared to approximately $379 million sales of residential mortgage loans during the third quarter of 2012. Additionally, net interest income decreased $5.3 million mainly due to a decrease in average loan balances as well as lower yields on average new and refinanced loans and a decrease in the mix of higher yielding residential mortgage loan balances within the segments composition. These decreases were partially offset by a $2.8 million decline in the provision for loan losses as compared to the third quarter of 2012.

The net interest margin decreased 41 basis points to 2.86 percent for the third quarter of 2013 as compared to the same quarter one year ago mainly as a result of a 49 basis point decrease in yield on average loans caused by the prolonged low level of market interest rates on new loans, partially offset by an 8 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due to the run-off of maturing high cost certificates of deposit and lower interest rates offered on most of our deposit products and over the past twelve months.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $29.5 million of covered loans, totaled approximately $2.0 billion and represented 17.8 percent of the total loan portfolio at September 30, 2013. Commercial real estate loans and construction loans, including $82.2 million of covered loans, totaled $5.3 billion and represented 46.7 percent of the total loan portfolio at September 30, 2013.

Average assets for the three months ended September 30, 2013 decreased $38.8 million as compared to the third quarter of 2012. This decrease was primarily attributable to continued strong market competition for quality commercial and industrial loan borrowers, elevated loan repayments for much of the twelve month period since September 30, 2012, including a $365.6 million decline in the PCI loan portfolio over the last 12-month period, partially offset by strong origination volumes in the non-PCI commercial real estate loan portfolio since the second quarter of 2013, and to a lesser extent an increase in outstanding balances within our commercial lines of credit during the third quarter of 2013.

For the three months ended September 30, 2013, income before income taxes decreased $8.3 million to $25.4 million as compared to the third quarter of 2012 mostly due to decreases in non-interest income and net interest income. Non-interest income decreased $3.8 million as compared to the third quarter of 2012 largely due to the aggregate effect of changes in the FDIC loss-share receivable and valuation write-downs totaling $1.1 million primarily related to one aircraft within our other repossessed assets at September 30, 2013. Net interest income decreased $3.6 million mainly due to a large volume of higher yielding loan repayments, including PCI loans, new loan originations at lower interest rates, and a decrease in average loan balances as repayments outpaced loan volumes in the commercial and industrial loan portfolio over most of the last twelve months. In addition, the provision for credit losses increased $927 thousand to $5.8 million during the third quarter of 2013 as compared to the same quarter of 2012 largely due to strong commercial real estate loan growth in the third quarter of 2013.

The net interest margin decreased 18 basis points to 4.20 for the third quarter of 2013 as compared to the same quarter one year ago mainly as a result of a 26 basis point decrease in yield on average loans, partially offset by the 8 basis point decrease in the costs of our funding sources.

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

Average investments increased $128.6 million during the third quarter of 2013 as compared to the same quarter in 2012 primarily resulting from our redeployment of excess liquidity (resulting in a decrease in overnight interest bearing deposits) from large repayments within the loan portfolio, which outpaced our overall loan volumes for the first six months of the last twelve-month period. The higher average investments for the third quarter of 2013 was mostly driven by purchases of residential mortgage-backed securities issued by government sponsored agencies, corporate bonds and U.S. Treasury securities over the last twelve month period.

For the three months ended September 30, 2013, income before income taxes decreased approximately $1.8 million to $2.9 million compared to $4.7 million for the three months ended September 30, 2012 mostly due to a $1.3 million decrease in net interest income and a $330 thousand increase in internal transfer expense. The decrease in net interest income was mainly driven by a 35 basis point decline in the yield on investments resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates over the last twelve months, partially offset by a reduction in prepayments and the amortization of premiums on certain mortgage-backed securities since June 2013 as a result of the higher level of long-term of market interest rates.

The net interest margin decreased 27 basis points to 1.82 percent for the third quarter of 2013 as compared to the same quarter one year ago largely due to the aforementioned 35 basis point decrease in the yield on investments, partially offset by lower costs associated with our funding sources.

Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net trading and securities gains and losses, and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment decreased $1.6 million to a $3.3 million loss for the three months ended September 30, 2013 as compared to $4.9 million for the three months ended September 30, 2012 mainly due to an increase in non-interest income partially offset by a decrease in the internal transfer income. Non-interest income increased $4.3 million mainly due to a $4.7 million decrease in net impairment losses on securities during the three months ended September 30, 2013 as compared to the same periods in 2012 as no credit impairment losses on securities were recognized during the third quarter of 2013. Net trading gains increased $2.2 million for the three months ended September 30, 2013 as compared to the same period year ago mainly due to the change in the non-cash mark to market adjustments on our junior subordinated debentures carried at fair value. The internal transfer income decreased $1.7 million as compared to the same quarter one year ago. However, net gains on securities transactions decreased $1.5 million for the three months ended September 30, 2013 as compared with the same period in 2012 as the sales of investment securities were immaterial during the third quarter of 2013.

The following tables present the financial data for each business segment for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,897,431	$7,184,875	$3,092,877	$—	$14,175,183
Income (loss) before income taxes	50,457	82,514	4,744	(14,444)	123,271
Annualized return on average interest earning assets (before tax)	1.73%	1.53%	0.20%	N/A	1.16%

	Nine Months Ended September 30, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,933,622	$7,291,708	$2,882,536	$—	$14,107,866
Income (loss) before income taxes	56,001	93,496	18,774	(9,427)	158,844
Annualized return on average interest earning assets (before tax)	1.90%	1.71%	0.87%	N/A	1.50%

Consumer Lending

Average interest earning assets for the nine months ended September 30, 2013 decreased $36.2 million, or approximately 0.9 percent, as compared to the same period in 2012. The modest decrease was mainly due to our originate and sell strategy for most of our new and refinanced residential mortgage loan originations starting in the third quarter of 2012 and ending in the latter part of the second quarter of 2013 caused, in part, by the historically low level of market interest rates until June 2013. However, we have grown the consumer lending portfolio during the second and third quarters of 2013 through a higher percentage of mortgage loans originated for investment versus sale, purchased loans within both the residential and automobile loan portfolios, solid organic auto loan growth due to a strong U.S. auto market, coupled with a slowdown in refinance activity in our residential mortgage loan portfolio in the third quarter of 2013.

Income before income taxes decreased $5.5 million for the nine months ended September 30, 2013 to $50.5 million as compared to $56.0 million for the same period in 2012 mostly due to a decrease in net interest income, partially offset by an increase in non-interest income. Net interest income decreased $12.3 million for nine months ended September 30, 2013 as compared to the same period in 2012 mainly due to lower yielding new and refinanced loans and a decrease in the mix of higher yielding residential mortgage loan balances within the segments composition. Non-interest income increased $4.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012 due, in part, to a $1.6 million increase in fees on loan servicing, a $783 thousand increase in net gains on the sales of residential mortgage loans and slightly higher fees generated from our Wealth Management Division.

The net interest margin decreased 39 basis points to 2.95 percent for the nine months ended September 30, 2013 as compared to the same period of 2012 due to a 48 basis point decrease in interest yield on average loans, partially offset by a 9 basis point decrease in costs associated with our funding sources.

Commercial Lending

Average interest earning assets for the nine months ended September 30, 2013 decreased $106.8 million as compared to the same period in 2012. This decrease was primarily attributable to continued loan repayments (largely within the PCI loan portfolios) including some full loan repayments and full loan charge-offs from a few large borrowers which outpaced loan volumes in the commercial and industrial loan portfolio, continued strong market competition for quality credits, especially in our new Long Island marketplace. As noted under our discussion of the third quarter of 2013 results above, our commercial real estate loan growth (excluding construction) has been very solid for the second and third quarters of 2013, although, commercial and industrial loan demand has remained challenging and repayments within our PCI loan portfolio continued to partially offset growth in the non-PCI loans.

For the nine months ended September 30, 2013, income before income taxes decreased $11.0 million to $82.5 million compared with the same period one year ago. The decrease was primarily due to lower net interest income, partially offset by a decline in the provision for loan losses and a decrease in internal transfer expense. Net interest income decreased $16.1 million during the nine months ended September 30, 2013 to $226.3 million as compared to $242.4 million for the same period in 2012 and was driven by lower interest rates on new and refinanced loans, as well as lower average loan balances. The provision for loan losses decreased $6.7 million during the first nine months of 2013 as compared to the same period in 2012 due to gradually improving delinquencies and economic outlook for the portfolio coupled with a $2.3 million credit to the provision for covered loans recorded during the nine months ended September 30, 2013 as a result of decline in additional estimated credit losses on certain loan pools. Internal transfer expense also decreased $3.9 million to $87.0 million for the nine months ended September 30, 2013 as compared to the same period of 2012.

The net interest margin decreased 23 basis points to 4.20 percent for the nine months ended September 30, 2013 as compared to the same period of 2012 due to a 32 basis point decrease in interest yield on average loans, partially offset by a 9 basis points decrease in costs associated with our funding sources.

Investment Management

Average investments increased $210.3 million during the nine months ended September 30, 2013 as compared to the same period one year ago primarily due to a high level of excess liquidity maintained in overnight funds during most of the 2013 period mainly caused by large repayments within the loan portfolio and an increase in our average deposits over the last twelve months which both outpaced our overall loan volumes.

Income before income taxes decreased $14.1 million to $4.7 million for the nine months ended September 30, 2013 compared to $18.8 million for the same period of 2012 primarily due to an $11.0 million decrease in net interest income and a 2.0 million increase in the internal transfer expense. The decrease in net interest income was driven by the aforementioned decline in the yield on investments mainly resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates, as well as an increase in the amortization of premiums on certain mortgage-backed securities during the first six months of 2013.

The net interest margin decreased 63 basis points to 1.69 percent for the nine months ended September 30, 2013 as compared to the same period one year ago as a result of the 72 basis points decrease in yield on average investments, partially offset by a 9 basis point decrease in costs associated with our funding sources.

Corporate Segment

The loss before income taxes for the corporate segment increased $5.0 million to $14.4 million for the nine months ended September 30, 2013 as compared to a $9.4 million for the same period of 2012 largely due to a $3.2 million decrease the internal transfer income during the nine months ended June 2013 as compared to the same period in 2012. Additionally, non-interest income decreased $1.0 million to $24.8 million for the nine months ended September 30, 2013 as compared to the same period one year ago. Within non-interest income, other non-interest income decreased $7.4 million for the nine months ended September 30, 2013 largely due to a $7.4 million credit to non-interest income in the same period of 2012 related to the reversal of purchase accounting valuation liabilities for expired and unused lines of credit assumed in FDIC-assisted transactions. Net trading gains also decreased $868 thousand for the nine months ended September 30, 2013 as compared to the same period in 2012 mainly due to the change in the valuation adjustments on the debentures carried at fair value based upon the exchange traded market prices of the related trust preferred securities issued by the capital trust. The negative impact of these items was partially offset by a $5.2 million decrease in net impairment losses on securities and a $1.5 million increase in net gains on securities transactions for the nine months ended September 30, 2013 as compared with the same period in 2012.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2013. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2013. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2013. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2013 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2013. The model utilizes an immediate parallel shift in the market interest rates at September 30, 2013.

The following table reflects management’s expectations of the change in our net interest income over the next twelve month-period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)

+200	$6,751	1.55%
+100	(1,715)	(0.39)
–100	(13,319)	(3.05)

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next twelve months by 0.39 percent. Our balance sheet sensitivity to such a move in interest rates at September 30, 2013 decreased as compared to June 30, 2013 (which was an increase of 0.09 percent in net interest income over a 12 month period) due, in part, to a $212.4 million decrease in interest bearing deposits with banks, comprised mostly of overnight cash deposits that are immediately sensitive to a rise in interest rates. These cash deposits, largely held at the Federal Reserve Bank of New York, decreased due to the redeployment of such excess liquidity into less rate-sensitive new loans during the third quarter of 2013. Additionally, our current interest rate sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we attempt to manage the Bank’s aggregate sensitivity in a manner to mitigate the potential lag in the portfolios re-pricing. We expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. During the third quarter of 2013, the yield on our taxable investment did improve as compared to the second quarter of 2013 largely due to a reduction in premium amortization on securities caused by the sharp increase in the level of long-term market interest rates since June 2013.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at September 30, 2013 that currently pay fixed and receive floating rates. Additionally, we utilize fair value and non-designated hedge interest rate swaps at times to effectively convert fixed rate loans, deposits and long-term borrowings to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and the majority of the interest rate caps negatively impacted our net interest income during both the three months ended September 30, 2013 and 2012. We expect this negative trend to continue into the foreseeable future due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the ailing economy. See Note 13 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at September 30, 2013.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.4 billion, representing 9.8 percent of earning assets, at September 30, 2013 and $1.9 billion, representing 13.4 percent of earning assets, at December 31, 2012. Of the $1.4 billion of liquid assets at September 30, 2013, approximately $404 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $419 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2013) are projected to be approximately $3.6 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.0 billion and $9.9 billion for the third quarter of 2013 and for the year ended December 31, 2012, respectively, representing 70.7 percent and 70.3 percent of average earning assets for the same periods of 2013 and 2012, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2013, our borrowing capacity under the Fed’s discount window was approximately $976 million.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings increased $4.0 million to $158.3 million at September 30, 2013 as compared to $154.3 million at December 31, 2012 due to slightly higher repo balances. At September 30, 2013 and December 31, 2012, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts and subordinated notes (issued on September 27, 2013). These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts and subordinated note holders, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as potential new borrowed funds from outside sources. In the event Valley would exercise the right to defer payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities, Valley would be unable to pay dividends on its common stock until the deferred payments are made.

As part of our on-going asset/liability management strategies, Valley could use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures issued to VNB Capital Trust I, State Bancorp Capital Trust I, and State Bancorp Capital Trust II using Valley’s own funds and/or dividends received from the Bank, as well as new borrowed funds or capital issuances. On July 26, 2013, we redeemed $15.0 million of the principal face value of the trust preferred securities issued by VNB Capital Trust I (included in Valley’s Tier 1 capital position) and approximately $15.5 million of the principal face amount of the related outstanding junior subordinated debentures carried at fair value within our interest bearing liabilities. In October 2013, Valley redeemed all its remaining 7.75 percent junior subordinated debentures issued to VNB Capital Trust I with an aggregate contractual principal balance of $131.3 million and carrying value of $132.4 million at September 30, 2013. The Capital Trust simultaneously redeemed all of its trust preferred securities, as well as all of the outstanding common securities of the Capital Trust. Valley used the net proceeds from its $125 million subordinated note issuance in September 2013, as well as other available funds, to redeem the debentures. The debentures redeemed in October 2013 represented over 76 percent of Valley’s total outstanding junior subordinated debentures at September 30, 2013.

Investment Securities Portfolio

As of September 30, 2013, we had approximately $1.7 billion, $910.8 million, and $14.3 million in held to maturity, available for sale and trading securities, respectively. At September 30, 2013, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2013.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,139,778	$25,704	$(20,505)	$1,144,977
AA Rated	272,054	6,198	(6,953)	271,299
A Rated	22,174	873	(6)	23,041
BBB Rated	68,338	4,505	(89)	72,754
Non-investment grade	29,322	576	(516)	29,382
Not rated	172,113	54	(12,128)	160,039

Total investment securities held to maturity	$1,703,779	$37,910	$(40,197)	$1,701,492

Available for sale investment grades:*
AAA Rated	$684,706	$4,463	$(28,731)	$660,438
AA Rated	13,511	752	(465)	13,798
A Rated	48,869	846	(2,904)	46,811
BBB Rated	72,835	874	(2,150)	71,559
Non-investment grade	44,807	873	(4,399)	41,281
Not rated	69,976	7,530	(584)	76,922

Total investment securities available for sale	$934,704	$15,338	$(39,233)	$910,809

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $172.1 million in investments not rated by the rating agencies with aggregate unrealized losses of $12.1 million at September 30, 2013. The unrealized losses for this category mostly relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2013, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes non-investment grade rated investments with amortized costs and fair values totaling $44.8 million and $41.3 million, respectively, at September 30, 2013. The $4.4 million in gross unrealized losses for this category primarily relate to 4 private label mortgage-backed securities (including 1 private label mortgage-backed security with a total loss of $1.3 million) and 4 trust preferred securities (including 2 pooled trust preferred securities). Of the eight securities, three were found to be other-than-temporarily impaired prior to December 31, 2012. The available for sale portfolio also includes investments not rated by the rating agencies with aggregate fair values and unrealized losses of $76.9 million and $584 thousand, respectively, at September 30, 2013. The unrealized losses for this category are largely related to trust preferred securities of one issuance by one deferring bank holding company that were other-than-temporarily impaired prior to December 31, 2012. These trust preferred securities and the trust preferred securities of a second issuance by this deferring bank holding company, representing $48.3 million of the $76.9 million in investments not rated at September 30, 2013, were sold for a gain in October 2013. See further details regarding these previously impaired trust preferred securities in the “Other-Than-Temporarily Impaired Securities” section below.

Other-Than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley.

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Available for sale:
Residential mortgage-backed securities	$—	$172	$—	$722
Trust preferred securities	—	4,525	—	4,525

Net impairment losses on securities recognized in earnings	$—	$4,697	$—	$5,247

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, Valley recognized net impairment losses on residential mortgage backed securities in earnings, due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities, as well as additional estimated credit losses related to the trust preferred securities issued by one bank holding company due to further credit deterioration in financial condition of the issuer. At September 30, 2013, the previously impaired private label mortgage-backed securities had a combined amortized cost of $26.7 million and fair value of $25.9 million, while all previously impaired trust preferred securities (including two impaired pooled trust preferred securities) had a combined amortized cost and fair value of $47.2 million and $52.3 million, respectively.

In October 2013, we sold other-than-temporarily impaired trust preferred securities issued by one deferring bank holding company with a combined amortized cost of $41.8 million at September 30, 2013 for net proceeds of $52.5 million and will realize a gain of $10.7 million for the fourth quarter of 2013.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	($ in thousands)
Non-covered loans
Commercial and industrial	$1,997,353	$1,988,404	$2,045,514	$2,084,826	$2,118,870
Commercial real estate:
Commercial real estate	4,814,670	4,437,712	4,351,291	4,417,709	4,445,338
Construction	423,789	426,891	438,674	425,444	435,939

Total commercial real estate	5,238,459	4,864,603	4,789,965	4,843,153	4,881,277

Residential mortgage	2,532,370	2,412,968	2,352,560	2,462,429	2,499,554
Consumer:
Home equity	449,309	455,166	462,297	485,458	492,338
Automobile	862,843	835,271	811,060	786,528	789,248
Other consumer	195,327	184,796	188,827	179,731	160,118

Total consumer loans	1,507,479	1,475,233	1,462,184	1,451,717	1,441,704

Total non-covered loans	11,275,661	10,741,208	10,650,223	10,842,125	10,941,405

Covered loans (1)	121,520	141,817	161,276	180,674	207,533

Total loans (2)	$11,397,181	$10,883,025	$10,811,499	$11,022,799	$11,148,938

As a percent of total loans:
Commercial and industrial	17.5%	18.3%	18.9%	19.0%	19.0%
Commercial real estate	46.0	44.6	44.3	43.9	43.8
Residential mortgage	22.2	22.2	21.8	22.3	22.4
Consumer loans	13.2	13.6	13.5	13.2	12.9
Covered loans	1.1	1.3	1.5	1.6	1.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)	Total loans are net of unearned discount and deferred loan fees totaling $6.3 million, $8.3 million, $6.8 million, $3.4 million, and $3.8 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $534.5 million to $11.3 billion at September 30, 2013 from June 30, 2013 due to strong organic growth within our commercial real estate loan portfolio and increased retention of residential mortgage loan originations, partially offset by elevated levels of repayments primarily within the commercial real estate loan category of our purchased credit-impaired (PCI) loan portfolios. Additionally, our automobile loans increased $27.6 million during the third quarter of 2013.

Total commercial and industrial loans increased only $8.9 million from June 30, 2013 to approximately $2.0 billion at September 30, 2013 mainly due to new loan volumes, including an increase in line of credit balances, that were partially offset by charge-offs of approximately $8.1 million related to one borrower, a $6.6 million decline in the PCI loan portfolio, as well as normal repayment and refinance activity. During the third quarter, we continued to experience strong market competition for quality credits and little change in the percentage of line of credit usage by our commercial borrowers, although an increase in new lines of credit did positively impact our outstanding balances at September 30, 2013.

Total commercial real estate loans (excluding construction loans) increased $377.0 million from June 30, 2013 to $4.8 billion at September 30, 2013, despite a $30.0 million decrease in PCI loans. Strong loan origination volumes were seen across many types of commercial real estate borrowers, but continued to be led by co-op building loans within our New York City markets, as well as rental apartment buildings primarily in New Jersey. These loan types typically have the added benefit of a low risk profile due, in part, to the quality of the collateral, generally low loan to value ratios and the economic strength of the marketplace, which has a favorable impact on the overall level of allocations necessary for commercial real estate loans within our allowance for loan losses. The decline in the PCI loans was due to normal payments, as well as prepayments caused by strong competition in the Long Island market and, to some extent, excess borrower liquidity. Construction loans totaling $423.8 million at September 30, 2013 decreased $3.1 million from June 30, 2013 mainly due to a decline in the non-PCI loan portion of the portfolio caused by normal paydowns on existing construction loans and soft demand.

Total residential mortgage loans increased $119.4 million to $2.5 billion at September 30, 2013 from June 30, 2013 mostly due to a higher percentage of mortgage loans originated for investment versus sale during the third quarter caused by a more attractive level of market interest rates, a slowdown in consumer refinance activity, as well as loan purchases from third party originators totaling approximately $47 million. From time to time, we purchase residential mortgage loans, as well as automobile loans, originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase. During the third quarter of 2013, we originated over $248 million in new and refinanced residential mortgage loans and retained almost 77 percent of these loans in our loan portfolio at September 30, 2013. Loans held for sale carried at fair value decreased $39.3 million to $9.6 million (with $9.4 million in unpaid contractual balances) at September 30, 2013 as compared to $48.9 million (with $49.1 million in unpaid contractual balances) at June 30, 2013. Valley sold approximately $97 million of residential mortgages (including the loans held for sale at June 30, 2013) during the third quarter, down 79.5 percent from the second quarter of 2013. Our residential mortgage pipeline was robust for the first half of 2013 mainly due to the continued success of our low fixed-price refinance programs and the low level of market interest rates. However, based upon the increase in the level of market interest rates since June 2013, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the fourth quarter of 2013 and in the amount of our residential mortgage loans originated for sale. As a result, our gains on sales of loans may continue to decline from the $2.7 million recorded in the third quarter of 2013, but our interest income from residential mortgage loans should mitigate a portion of the lost non-interest income.

Total consumer loans increased $32.2 million from June 30, 2013 largely due to an increase in the automobile loan and other consumer portfolios, partially offset by a decrease in home equity loans during the third quarter of 2013. Automobile loans increased by $27.6 million to $862.8 million at September 30, 2013 as compared to June 30, 2013 as our new loan volume remained strong throughout the first nine months of 2013. During the three and nine months ended September 30, 2013, we also purchased approximately $5.5 million and $21.5 million in auto loans, respectively. Other consumer loans increased $10.5 million to $195.3 million at September 30, 2013 as compared to $184.8 million at June 30, 2013 mainly due to higher collateralized personal lines of credit usage. However, home equity loans declined $5.9 million to $449.3 million at September 30, 2013 as compared to June 30, 2013 due to continued normal repayment activity outpacing new loan origination volumes. Despite the positive loan growth during the third quarter of 2013, we believe the overall level of consumer demand has remained somewhat soft as borrowers’ appetite for additional debt continues to be tempered by uncertain government fiscal policies and concerns over the sustainability of a slowly improving economy.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans for which the Bank will share losses with the FDIC which totaled $771.2 million and $121.5 million, respectively, at September 30, 2013. Our covered loans, consisting primarily of commercial real estate loans and commercial and industrial loans were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions in 2010. As required by U.S. GAAP, all of our PCI loans are accounted under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$809,588	$222,374	$1,114,450	$155,825
Accretion	12,376	(12,376)	15,138	(15,138)
Payments received	(50,804)	—	(62,768)	—

Balance, end of the period	$771,160	$209,998	$1,066,820	$140,687

Covered loans:
Balance, beginning of the period	$134,747	$34,009	$214,766	$53,592
Accretion	4,614	(4,614)	6,146	(6,146)
Payments received	(24,120)	—	(22,871)	—
Transfers to other real estate owned	(791)	—	—	—

Balance, end of the period	$114,450	$29,395	$198,041	$47,446

	Nine Months Ended September 30,
	2013		2012
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$986,990	$126,749	$—	$—
Acquisitions	—	—	1,216,203	186,262
Accretion	37,635	(37,635)	45,575	(45,575)
Payments received	(253,465)	—	(194,958)	—
Net increase in expected cash flows	—	120,884	—	—

Balance, end of the period	$771,160	$209,998	$1,066,820	$140,687

Covered loans:
Balance, beginning of the period	$171,182	$42,560	$258,316	$66,724
Accretion	13,229	(13,229)	19,278	(19,278)
Payments received	(66,027)	—	(73,628)	—
Net increase in expected cash flows	—	64	—	—
Transfers to other real estate owned	(6,210)	—	(5,925)	—
Provision for losses on covered loans	2,276	—	—	—

Balance, end of the period	$114,450	$29,395	$198,041	$47,446

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The $120.9 million net increase in expected cash flows for non-covered PCI loans during the nine months ended September 30, 2013 was largely due to additional cash flows caused by longer than originally expected durations for certain loans which increased the average expected life of our non-covered PCI loans (which represent 86 percent of total PCI loans at September 30, 2013) from 2.5 years (at the date of acquisition) to approximately 4.0 years. Additionally, a $20.1 million decrease in the expected credit losses for certain non-covered pools is another component of the net increase in cash flows.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $7.1 million at September 30, 2013 as compared to $9.5 million at September 30, 2012. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the nine months ended September 30, 2013, we recorded a credit to the provision for losses on covered loans totaling $2.3 million as a component of our provision for credit losses in the consolidated statement of income due to declines in additional estimated credit impairment since acquisition.

Although we recognized additional credit impairment for certain covered pools prior to 2012, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the three and nine months ended September 30, 2013, we reduced our FDIC loss-share receivable by $3.1 million and $8.0 million, respectively, due to the prospective recognition of the effect of additional cash flows from covered loan pools with a corresponding quarterly reduction in non-interest income for the period (see table in the next section below). We expect this relative level of reduction to continue in the fourth quarter of 2013.

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

The following table presents changes in the FDIC loss-share receivable for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of the period	$40,686	$59,741	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	33	82	98	244
Effect of additional cash flows on covered loans (prospective recognition)	(3,075)	(2,091)	(8,024)	(5,959)
Decrease in the provision for losses on covered loans	—	—	(2,783)	—
Other reimbursable expenses	1,037	1,619	3,529	4,173
Reimbursements from the FDIC	(3,003)	(7,413)	(2,138)	(14,950)
Other	—	—	—	(5,960)

Balance, end of the period	$35,678	$51,938	$35,678	$51,938

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $2.0 million and $390 thousand for the three months ended September 30, 2013 and 2012, respectively, and a reduction of $7.2 million and $7.5 million to non-interest income for the nine months ended September 30, 2013 and 2012, respectively. The reduction in non-interest income for nine months ended September 30, 2012 included $6.0 million related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which had expired in the second quarter of 2012.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of four aircraft and several automobiles) and non-accrual debt securities at September 30, 2013. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets at September 30, 2013, but has increased from one year ago (as shown in the table below).

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

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$3,065	$1,598	$7,201	$3,397	$11,467
Commercial real estate	6,276	13,842	17,838	11,214	4,834
Construction	—	3,987	8,215	1,793	—
Residential mortgage	8,221	7,809	9,297	13,730	14,445
Consumer	3,773	3,385	4,199	5,887	5,200

Total 30 to 59 days past due	21,335	30,621	46,750	36,021	35,946

60 to 89 days past due:
Commercial and industrial	957	1,927	455	181	5,992
Commercial real estate	23,828	5,104	3,827	2,031	1,402
Construction	—	1,785	597	4,892	—
Residential mortgage	1,857	2,810	3,127	5,221	2,516
Consumer	864	753	897	1,340	1,263

Total 60 to 89 days past due	27,506	12,379	8,903	13,665	11,173

90 or more days past due:
Commercial and industrial	342	—	31	283	—
Commercial real estate	232	259	259	2,950	221
Construction	—	150	—	2,575	1,024
Residential mortgage	1,980	2,342	1,885	2,356	1,051
Consumer	235	349	229	501	197

Total 90 or more days past due	2,789	3,100	2,404	8,665	2,493

Total accruing past due loans	$51,630	$46,100	$58,057	$58,351	$49,612

Non-accrual loans: (1)
Commercial and industrial	$23,941	$20,913	$21,692	$22,424	$12,296
Commercial real estate	53,752	55,390	56,042	58,625	58,541
Construction	13,070	13,617	13,199	14,805	15,139
Residential mortgage	23,414	26,054	31,905	32,623	31,564
Consumer	1,906	2,549	2,766	3,331	3,831

Total non-accrual loans	116,083	118,523	125,604	131,808	121,371

Other real estate owned (OREO) (2)	19,372	21,327	18,463	15,612	15,403
Other repossessed assets	6,378	7,549	8,053	7,805	7,733
Non-accrual debt securities (3)	52,334	50,972	48,143	40,303	40,779

Total non-performing assets (NPAs)	$194,167	$198,371	$200,263	$195,528	$185,286

Performing troubled debt restructured loans	$116,852	$117,052	$108,654	$105,446	$109,282
Total non-accrual loans as a % of loans	1.02%	1.09%	1.16%	1.20%	1.09%
Total NPAs as a % of loans and NPAs	1.68	1.81	1.82	1.74	1.63
Total accruing past due and non-accrual loans as a % of loans	1.47	1.51	1.70	1.73	1.53
Allowance for losses on non-covered loans as a % of non-accrual loans	90.90	93.12	91.29	91.58	98.67

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.
(2)	This table excludes OREO properties related to the FDIC-assisted transactions totaling $9.3 million, $13.0 million, $11.1 million, $8.9 million and $11.2 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively, and is subject to the loss-sharing agreements with the FDIC.
(3)	Include other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value net of net unrealized gains totaling $5.2 million, $3.8 million and $965 thousand at September 30, 2013, June 30, 2013 and March 31, 2013, respectively, and net unrealized losses totaling $6.9 million and $6.4 million at December 31, 2012 and September 30, 2012, respectively.

Total NPAs decreased $4.2 million from June 30, 2013 to $194.2 million at September 30, 2013 largely due to decreases in non-accrual loans, OREO and other repossessed assets, partially offset by an increase in the fair value of non-accrual debt securities. Of the $52.3 million in non-accrual securities at September 30, 2013, $48.3 million of the securities (representing 25.1 percent of total non-performing assets) were sold in October 2013 and will result in an aggregate realized gain of approximately $10.7 million for the fourth quarter of 2013.

Loans past due 30 to 59 days decreased $9.3 million to $21.3 million at September 30, 2013 compared to June 30, 2013 mainly due to declines of $7.6 million and $4.0 million in the commercial real estate and construction loan categories, respectively. Commercial real estate loans decreased primarily due to one troubled debt restructured loan totaling $4.1 million which migrated to the loans past due 60 to 89 days category as of September 30, 2013. However, the decline in construction loans past due 30 to 59 days was entirely due to one loan that is no longer delinquent.

Loans past due 60 to 89 days increased $15.1 million to $27.5 million at September 30, 2013 compared to June 30, 2013 mainly due to an $18.7 million increase in commercial real estate loan delinquencies. This increase was due to $19.5 million of matured performing loans in the normal process of renewal and the aforementioned delinquent restructured loan of $4.1 million previously classified as 30 to 59 days past due, partially offset by a decline in other delinquent loans that were reported at June 30, 2013.

Loans past due 90 days or more and still accruing decreased $311 thousand to $2.8 million at September 30, 2013 compared to $3.1 million at June 30, 2013. The decline in this past due category was mostly due to a decrease in residential mortgage loans, which totaled $2.0 million at September 30, 2013 being included in this category.

Non-accrual loans decreased $2.4 million to $116.1 million at September 30, 2013 as compared to $118.5 million at June 30, 2013. The decrease was largely due to $3.7 million of loans transferred to OREO and some full loan repayments during the third quarter of 2013, partially offset by a new non-accrual commercial and industrial loan which totaled $3.1 million at September 30, 2013 and is fully collateralized by cash held at Valley. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $218.1 million at September 30, 2013 and had $27.0 million in related specific reserves included in our total allowance for loan losses.

OREO properties decreased by $1.9 million to $19.4 million at September 30, 2013 from $21.3 million at June 30, 2013 primarily due to the sale of 6 properties, partially offset by the aforementioned loan transfers (totaling 9 commercial real estate and residential properties) during the third quarter. The transferred properties totaled $2.4 million at September 30, 2013 (after partial charge-offs to the allowance for loan losses at the transfer dates). Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. We believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPA’s, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Other repossessed assets, mainly consisting of 4 aircraft, totaled $6.4 million at September 30, 2013 as compared to $7.5 million at June 30, 2013. The decrease from June 30, 2013 was largely due to valuation losses of approximately $1.2 million recognized during the third quarter of 2013 which were primarily related to 1 of the 4 aircraft.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $116.9 million at September 30, 2013 and consisted of 96 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $117.1 million at June 30, 2013. On an aggregate basis, the $116.9 million in performing TDRs at September 30, 2013 had a modified weighted average interest rate of approximately 4.86 percent as compared to a pre-modification weighted average interest rate of 5.52 percent.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
	($ in thousands)

Average loans outstanding	$11,209,929	$10,986,603	$11,419,251	$11,082,306	$11,225,330

Beginning balance - Allowance for credit losses	$119,880	$124,364	$132,536	$132,495	$136,185
Loans charged-off:
Commercial and industrial	(8,556)	(1,441)	(3,649)	(17,322)	(13,862)
Commercial real estate	(564)	(4,014)	(3,214)	(5,176)	(8,679)
Construction	(383)	(375)	(522)	(2,153)	(1,516)
Residential mortgage	(780)	(1,666)	(870)	(3,338)	(2,629)
Consumer	(1,723)	(860)	(1,111)	(4,092)	(3,609)

	(12,006)	(8,356)	(9,366)	(32,081)	(30,295)

Charged-off loans recovered:
Commercial and industrial	1,103	602	601	3,043	2,910
Commercial real estate	21	50	16	86	202
Construction	875	—	—	875	50
Residential mortgage	230	68	13	368	638
Consumer	638	600	547	1,634	1,555

	2,867	1,320	1,177	6,006	5,355

Net charge-offs*	(9,139)	(7,036)	(8,189)	(26,075)	(24,940)
Provision charged for credit losses	5,334	2,552	7,250	9,655	20,352

Ending balance - Allowance for credit losses	$116,075	$119,880	$131,597	$116,075	$131,597

Components of allowance for credit losses:
Allowance for non-covered loans	$105,515	$110,374	$119,755	$105,515	$119,755
Allowance for covered loans	7,070	7,070	9,492	7,070	9,492

Allowance for loan losses	112,585	117,444	129,247	112,585	129,247

Allowance for unfunded letters of credit	3,490	2,436	2,350	3,490	2,350

Allowance for credit losses	$116,075	$119,880	$131,597	$116,075	$131,597

Components of provision for credit losses:
Provision for losses on non-covered loans	$4,280	$2,746	$7,582	$10,736	$20,385
Provision for losses on covered loans	—	(110)	—	(2,276)	—

Provision for loan losses	4,280	2,636	7,582	8,460	20,385
Provision for unfunded letters of credit	1,054	(84)	(332)	1,195	(33)

Provision for credit losses	$5,334	$2,552	$7,250	$9,655	$20,352

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.33%	0.26%	0.21%	0.31%	0.25%
Ratio of total net charge-offs to average loans outstanding	0.33	0.26	0.29	0.31	0.30
Allowance for non-covered loan losses as a % of non-covered loans	0.94	1.03	1.09	0.94	1.09
Allowance for credit losses as a % of total loans	1.02	1.10	1.18	1.02	1.18

*	Include covered loan charge-offs totaling $146 thousand for the nine months ended September 30, 2013 and $2.3 million and $4.0 million for the three and nine months ended September 30, 2012, respectively. These charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

Net loan charge-offs totaling $9.1 million for the third quarter of 2013 increased $2.1 million and $950 thousand from the three months ended June 30, 2013 and September 30, 2012, respectively. The increase from the second quarter of 2013 was largely the result of charge-offs totaling $8.9 million related to one commercial loan relationship (including a $733 thousand unsecured consumer loan) in the third quarter of 2013. This loan relationship was performing, but internally classified as substandard, prior to the borrower’s bankruptcy in early October 2013. After the charge-offs, the outstanding impaired loan balance related to this borrower totaled $3.1 million at September 30, 2013 and was fully collateralized by cash held at Valley. For the covered loan pools, there were no charge-offs during the third and second quarters of 2013 as compared to $2.3 million in charge-offs for the three months ended September 30, 2012. Charge-offs on covered loan pools are substantially covered by loss-sharing agreements with the FDIC.

The provision for credit losses totaled $5.3 million for the third quarter of 2013 as compared to $2.6 million for the second quarter of 2013 and $7.3 million for the third quarter of 2012. The increase from the second quarter was due, in part, to a $1.1 million increase in the provision for unfunded letters of credit largely related to $2.2 million in standby letters of credit for one large commercial loan relationship partially charged-off during the third quarter of 2013, and loan growth during the third quarter. During the nine months ended September 30, 2013, we recorded a $2.3 million credit to the provision for losses on covered loans related to a decrease in the estimated additional credit impairment of certain loan pools subsequent to acquisition. The decrease in the provision for non-covered loans from the third quarter of 2012 was due to several factors, including improved expected loss experience and outlook for most of the loan portfolio categories, the lack of meaningful loan growth within the commercial and industrial loan portfolio and moderately improving economic indicators during 2013.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2013		June 30, 2013		September 30, 2012
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$52,710	2.64%	$55,656	2.80%	$60,463	2.85%

Commercial real estate loans:
Commercial real estate	26,015	0.54%	25,193	0.57%	25,872	0.58%
Construction	10,865	2.56%	11,554	2.71%	13,373	3.07%

Total commercial real estate loans	36,880	0.70%	36,747	0.76%	39,245	0.80%

Residential mortgage loans	7,904	0.31%	8,398	0.35%	9,795	0.39%

Consumer loans:
Home equity	1,253	0.28%	1,600	0.35%	1,666	0.34%
Auto and other consumer	2,823	0.27%	3,481	0.34%	3,997	0.42%

Total consumer loans	4,076	0.27%	5,081	0.34%	5,663	0.39%

Unallocated	7,435	—	6,928	—	6,939	—

Allowance for non-covered loans and unfunded letters of credit	109,005	0.97%	112,810	1.05%	122,105	1.12%
Allowance for covered loans	7,070	5.82%	7,070	4.99%	9,492	4.57%

Total allowance for credit losses	$116,075	1.02%	$119,880	1.10%	$131,597	1.18%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.97 percent at September 30, 2013 as compared to 1.05 percent and 1.12 percent at June 30, 2013 and September 30, 2012, respectively. At September 30, 2013, the expected loss experience declined for most loan categories as compared to June 30, 2013 based upon several factors, including the level of loan delinquencies and internally classified loans, charge-offs and gradually improving economic and housing indicators. As a result of these and other factors, including our specific analysis of impaired loans, the allocation percentages for all of the loan categories shown in the table above decreased at September 30, 2013.

Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $771.2 million) was 1.04 percent at September 30, 2013 as compared to 1.14 percent at June 30, 2013. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. There were no allocated reserves for non-covered PCI loans at September 30, 2013, June 30, 2013 and September 30, 2012.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at September 30, 2013.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests (including only three requests in 2013), of which none of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at September 30, 2013 and December 31, 2012. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2013 and December 31, 2012, shareholders’ equity totaled approximately $1.5 billion, and 9.5 percent and 9.4 percent of total assets, respectively. During the nine months ended September 30, 2013, total shareholders’ equity increased $17.7 million, which was comprised of (i) net income of $92.4 million, (ii) a $12.2 million decrease in our accumulated other comprehensive loss, (iii) $5.8 million in net proceeds from 591 thousand shares from the reissuance of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $4.4 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $97.1 million. See Note 3 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and nine months ended September 30, 2013.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I, GCB Capital Trust III, State Bancorp Capital Trust I and State Bancorp Capital Trust II less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, qualifying subordinated borrowings of both Valley and Valley National Bank and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

On July 2, 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by Valley and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rule will become effective January 1, 2015, subject to a transition period.

Valley’s Tier 1 capital position included $171.3 million of its outstanding trust preferred securities issued by capital trusts as of September 30, 2013 and $186.3 as of December 31, 2012. Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts (currently allowable under the Dodd-Frank Act) will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016. On July 26, 2013, Valley redeemed $15.0 million of the face value of its trust preferred securities issued by VNB Capital Trust I. On October 25, 2013, we redeemed the remaining $127.3 million of the trust preferred securities issued by VNB Capital Trust I and the related junior subordinated debentures (issued to the Capital Trust) carried at fair value within our interest bearing liabilities at September 30, 2013. If the $127.3 million in trust preferred securities issued by VNB Capital Trust I were redeemed at September 30, 2013, Valley’s total risk-based capital, Tier 1 capital and leverage capital ratios would have been approximately 11.8 percent, 9.6 percent and 7.2 percent, respectively.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at September 30, 2013 and December 31, 2012.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			($ in thousands)
As of September 30, 2013
Total Risk-based Capital
Valley	$1,503,443	12.9%	$934,250	8.0%	$	N/A	N/A	%
Valley National Bank	1,359,575	11.7	933,149	8.0		1,166,437	10.0
Tier 1 Risk-based Capital
Valley	1,242,368	10.6	467,125	4.0		N/A	N/A
Valley National Bank	1,223,500	10.5	466,575	4.0		699,862	6.0
Tier 1 Leverage Capital
Valley	1,242,368	8.0	638,624	4.0		N/A	N/A
Valley National Bank	1,223,500	7.9	637,557	4.0		796,947	5.0

As of December 31, 2012
Total Risk-based Capital
Valley	$1,413,901	12.4%	$913,402	8.0%	$	N/A	N/A	%
Valley National Bank	1,374,059	12.1	912,179	8.0		1,140,224	10.0
Tier 1 Risk-based Capital
Valley	1,241,316	10.9	456,701	4.0		N/A	N/A
Valley National Bank	1,201,499	10.5	456,090	4.0		684,134	6.0
Tier 1 Leverage Capital
Valley	1,241,316	8.1	613,471	4.0		N/A	N/A
Valley National Bank	1,201,499	7.8	612,636	4.0		765,795	5.0

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

	September 30,	December 31,
	2013	2012
	($ in thousands except for share data)

Common shares outstanding	199,450,531	198,438,271

Shareholders’ equity	$1,520,056	$1,502,377
Less: Goodwill and other intangible assets	466,193	459,357

Tangible shareholders’ equity	$1,053,863	$1,043,020

Tangible book value per common share	$5.28	$5.26

Book value per share	$7.62	$7.57

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was zero for the nine months ended September 30, 2013. The zero retention ratio was largely caused by the continued negative impact of the prolonged low interest rate environment on our net interest income. While we expect that our rate of earnings retention will increase to a more acceptable level in future periods due, in part, to the increase in long-term market interest rates since June 2013, solid quarter over quarter loan growth within several segments of our non-PCI loan portfolio, and tight management over our cost of funds (including the redemption of our junior subordinated debentures carried at fair value during October 2013), the potential future net impairment losses on securities and other deterioration in our earnings and financial condition resulting from the weak economic conditions and the intense competition for strong loan relationships may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.49 per common share for both the nine months ended September 30, 2013 and 2012 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned bank holding companies about distributing dividends which reduce its capital. Also, the OCC has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 in the MD&A section - “Off-Balance Sheet Arrangements” and Notes 12, 13 and 14 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 67 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July 1, 2013 to July 31, 2013	9	(2)	$9.36	—	4,112,465
August 1, 2013 to August 31, 2013	169	(2)	10.55	—	4,112,465
September 1, 2013 to September 30, 2013	—		—	—	4,112,465

Total	178			—

(1)	On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2013.
(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:

	A.	Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 24, 2012.

	B.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 21, 2010.

	C.	By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

(10)	Material Contracts:

	A.	Underwriting Agreement, dated September 24, 2013, by and among Valley, and Keefe, Bruyette & Woods, Sandler O’Neill + Partners, L.P. and Deutsche Bank Securities Inc. as representatives of the underwriters named therein, is incorporated by reference to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

	B.	Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, is incorporated by reference to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

	C.	First Supplemental Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, is incorporated by reference to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 8, 2013	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: November 8, 2013	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer