Form 10-K
period 2013-12-31
VALLEY NATIONAL BANCORP
filed 2014-03-03
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.8 billion on June 30, 2013.

There were 200,238,692 shares of Common Stock outstanding at February 26, 2014.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2014 Proxy Statement”) for the 2014 Annual Meeting of Shareholders to be held April 9, 2014 will be incorporated by reference in Part III. The 2014 proxy statement will be filed within 120 days of December 31, 2013.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2013, Valley had consolidated total assets of $16.2 billion, total net loans of $11.5 billion, total deposits of $11.3 billion and total shareholders’ equity of $1.5 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III and State Bancorp Capital Trusts I and II through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.

Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 204 branches in 144 communities serving 16 counties throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. The Bank provides a full range of commercial, retail and wealth management financial services products. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. The Bank also provides certain international banking services to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts.

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

On January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 14 remain within our 43 branch network in New York and are located in Long Island and Queens. The new locations complement Valley’s other New York City locations, including five branches in Queens, and may provide a foundation for future expansion efforts into these attractive markets. The common shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208 million. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury on December 14, 2011. The stock redemption was funded by a $37.0 million short-term loan at market terms from Valley to State Bancorp prior to the acquisition date. The outstanding loan and debt, included in Valley’s and State Bancorp’s consolidated financial statements at December 31, 2011, respectively, were both subsequently eliminated as of the acquisition date.

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding at December 31, 2013. See further details regarding the acquisition of State Bancorp in Note 2 to the consolidated financial statements.

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

In connection with both of the FDIC-assisted transactions, the Bank entered into loss-share agreements with the FDIC. Under the terms of the loss-sharing agreements, the Bank will share in the losses on assets and other real estate owned (referred to as “covered loans” and “covered OREO”, together “covered assets”). The Bank may sell the acquired loans (with or without recourse) but in such case, the FDIC loss-sharing agreements will cease to be effective for any losses incurred on such loans. Additionally, any related FDIC loss-share receivable would be uncollectable and written-off upon settlement of the sale. The commercial and single-family (residential) loan loss-sharing agreements with the FDIC expire in March of 2015 and 2020, respectively. The Company expects the vast majority of the covered loans to mature, substantially paydown under contractual loan terms or work through our collection process on or before the expiration of the related loss-sharing agreements. As of December 31, 2013, the Company had approximately $96.2 million in covered loans, which comprised 0.8 percent of its total loan portfolio.

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

Commercial Lending Segment

Commercial and Industrial Loans. Commercial and industrial loans, including $26.2 million of covered loans, totaled approximately $2.0 billion and represented 17.5 percent of the total loan portfolio at December 31, 2013. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Our loan decisions will include consideration of a borrower’s standing in the community, willingness to repay debts, collateral coverage and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle by the conversion of short-term assets into cash. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. We, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled approximately $314.6 million at December 31, 2013. In addition, through our subsidiaries we own and service general aviation aircraft loans, provide financing to the diamond and jewelry industry, the medical equipment leasing market, and engage in asset-based accounts receivable and inventory financing.

Commercial Real Estate Loans. Commercial real estate loans and construction loans, including $61.5 million of covered loans, totaled $5.5 billion and represented 47.3 percent of the total loan portfolio at December 31, 2013. We originate commercial real estate loans that are secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York and Pennsylvania. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling $429.2 million at December 31, 2013 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer Lending Segment

Residential Mortgage Loans. Residential mortgage loans, including $7.6 million of covered loans, totaled $2.5 billion and represented 21.7 percent of the total loan portfolio at December 31, 2013. We offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Our residential mortgage loans include fixed and variable interest rate loans generally located in counties where we have a branch presence in New Jersey and New York and contiguous counties (including eastern Pennsylvania). Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. We occasionally make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property. Terms of first mortgages range from 10 years for interest only loans (which totaled approximately $10.7 million at December 31, 2013) to 30 years for fully amortizing loans. The small 10-year interest only loan portfolio is declining year over year, as Valley generally has not originated this type of loan product (including no new originations in 2013). In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower, the value and condition of the underlying property and other factors that we believe are predictive of future loan performance.

The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. See Note 8 to the consolidated financial statements for further details.

Other Consumer Loans. Other consumer loans totaled $1.6 billion and represented 13.5 percent of the total loan portfolio at December 31, 2013. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, loans secured by the cash surrender value of life insurance, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Connecticut, and Delaware offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Home equity lending consists of both fixed and variable interest rate products. We mainly provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territory. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Unsecured consumer loans totaled approximately $21.4 million, including $8.3 million of credit card loans, at December 31, 2013.

Wealth Management. Our Wealth Management Division provides coordinated and integrated delivery of asset management advisory, trust, general insurance, title insurance, and asset-based lending support services. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration, primarily to individuals. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and custom tailored investment strategies designed for various types of retirement plans.

Investment Management Segment

Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2013, our total investment securities and interest bearing deposits with banks were $2.6 billion and $134.9 million, respectively. See the “Investment Securities Portfolio” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 4 to the consolidated financial statements for additional information concerning our investment securities.

Changes in Loan Portfolio Composition

Approximately 72 percent of Valley’s $11.6 billion total loan portfolio consists of non-covered (i.e., loans which are not subject to loss-sharing agreements with the FDIC) commercial real estate (including construction loans), residential mortgage, and home equity loans at December 31, 2013. Of the remaining 28 percent, approximately 27.2 percent consists of non-covered loans not collateralized by real estate and approximately 0.8 percent consists of loans covered by the FDIC loss-sharing agreements. Valley has no internally planned changes that will significantly impact the current composition of our loan portfolio by loan type. However, many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2013.

	Percentage of Loan Portfilo Segment:
	Commercial and Industrial	Commercial Real Estate		Residential	Consumer		% of Total Loans

New Jersey	44%	51%		78%	55%		56%
New York	41	45		10	25		34
Pennsylvania	1	1		3	16		3
California	2	—	*	4	—	*	1
Florida	1	1		1	1		1
Ohio	— *	—	*	3	—	*	1
Other	11	2		1	3		4

Total	100%	100%		100%	100%		100%

*	Represents less than one percent of the loan portfolio segment.

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

Our historical and current loan underwriting practice prohibits the origination of payment option ARMs which allow for negative interest amortization and subprime loans. Our residential loan portfolio included approximately $13.3 million and $17.5 million of loans that could be identified by us as non-conforming loans commonly referred to as either “alt-A,” “stated income,” or “no doc” loans at December 31, 2013 and 2012, respectively. These loans were mostly originated prior to 2008 and had a weighted average loan-to-value ratio of 70 percent at the date of origination. Virtually all of our loan originations in recent years have conformed to rules requiring documentation of income, assets sufficient to close the transactions and debt to income ratios that support the borrower’s ability to repay under the loan’s proposed terms and conditions. These rules are applied to all loans originated for retention in our portfolio or for sale in the secondary market.

Loan documentation. Loans are well documented in accordance with specific and detailed underwriting policies and verification procedures. General underwriting guidance is consistent across all loan types with variations in procedures and due diligence dictated by the specifics of each loan request. Due diligence standards require acquisition and verification of sufficient financial information to determine a borrower’s or guarantor’s credit worthiness, capital support, capacity to repay, collateral support, and character. Credit worthiness is generally verified using personal or business credit reports from independent credit reporting agencies. Capital support is determined by acquisition of independent verifications of deposits, investments or other assets. Capacity to repay the loan is based on verifiable liquidity and earnings capacity as shown on financial statements and/or tax returns, banking activity levels, operating statements, rent rolls or independent verification of employment. Finally, collateral valuation is determined via appraisals from independent, bank-approved, certified or licensed property appraisers, valuation services, or readily available market resources.

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

Certain impaired loans are reported at the fair value of the underlying collateral (less estimated selling costs) if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values for such loans are typically estimated using individual appraisals performed every 12 months (or 18 months for impaired loans no greater than $1 million with current loan to value ratios less than 75 percent). Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.

All refinanced residential mortgage loans require new appraisals for loans held in our loan portfolio and loans originated for sale. Additionally, all loan types are assessed for full or partial charge-off when they are between 90 and 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy) based upon their estimated net realizable value.

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

Loans Originated by Third Parties

From time to time, the Bank purchases residential mortgage and automobile loans, and to a lesser extent other loan types (including commercial real estate loans totaling $64.3 million at December 31, 2013 that were acquired from another financial institution during the first quarter of 2012), originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased residential mortgage loans and automobile loans (excluding purchased credit-impaired loans acquired in business combinations or FDIC-assisted transactions) totaled approximately $309.6 million and $43.9 million, respectively, at December 31, 2013 representing 12.4 percent and 4.9 percent of our total residential mortgage and automobile loan portfolios, respectively. At December 31, 2013, the residential mortgage loans originated by third parties had loans past due 30 days or more totaling 3.0 percent of these loans as compared to 1.2 percent for our total residential mortgage portfolio, including all delinquencies. The purchased automobile portfolio had loans past due 30 days or more totaling 0.5 percent of these loans at December 31, 2013 as compared to 0.4 percent for our total automobile loan portfolio.

Competition

Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Valley ranked 16th in competitive ranking and market share based on the deposits reported by 236 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit market as of June 30, 2013. The FDIC also ranked Valley 8th and 37th in the states of New Jersey and New York, respectively, based on deposits as of June 30, 2013. Despite our favorable FDIC rankings, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, captive finance companies, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national companies which offer various financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.

In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems. Web-based and other internet companies are providing non-traditional, but increasingly strong, competition for our borrowers, depositors, and other customers. Within our New Jersey and New York metropolitan markets, we compete with some of the largest financial institutions in the world that are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 204 branches in 144 communities, an extensive ATM network, and our 24-hour telephone and on-line banking systems.

We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.

Personnel

At December 31, 2013, Valley National Bank and its subsidiaries employed 2,908 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

Executive Officers

Names	Age at December 31, 2013	Executive Officer Since	Office

Gerald H. Lipkin	72	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	56	1991	Director, Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank

Alan D. Eskow	65	1993	Director, Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank

Albert L. Engel	65	1998	Executive Vice President of Valley and Valley National Bank
Robert E. Farrell	67	1990	Executive Vice President of Valley and Valley National Bank
Dianne M. Grenz	51	2014	Executive Vice President of Valley and Valley National Bank
James G. Lawrence	70	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	67	1997	Executive Vice President of Valley and Valley National Bank
Bernadette M. Mueller	55	2009	Executive Vice President of Valley and Valley National Bank
Robert J. Mulligan	66	1991	Executive Vice President of Valley and Valley National Bank
Andrea T. Onorato	56	2014	Executive Vice President of Valley and Valley National Bank
Ira D. Robbins	39	2009	Executive Vice President of Valley and Valley National Bank
Elizabeth E. De Laney	49	2007	First Senior Vice President of Valley National Bank
Eric W. Gould	45	2001	First Senior Vice President of Valley National Bank
John H. Noonan	67	2006	First Senior Vice President of Valley National Bank
Stephen P. Davey	58	2002	Senior Vice President of Valley National Bank

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

Additionally, we will provide without charge a copy of our Annual Report on Form 10-K or the Code of Conduct and Ethics to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 1455 Valley Road, Wayne, NJ 07470.

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

The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the Office of the Comptroller of the Currency of the United States (OCC). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities and other activities that are financial in nature if Valley elects to become a financial holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”) enables bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate banks with branches in more than one state. Under the legislation, each state had the opportunity to “opt-out” of this provision. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the Bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. States generally have not opted out of interstate banking by merger but several states have not authorized de novo branching. The Dodd-Frank Act, discussed below, authorized interstate de novo branching regardless of state law.

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2013.

In July 2013, the FRB, or Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The Federal Deposit Insurance Corporation, or FDIC, and the OCC, have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Valley and Valley National Bank, compared to the current U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules are effective for us on January 1st, 2015 (subject to phase-in periods for certain components).

The Basel Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations.

Under the Basel Rules, the minimum capital ratios for us and Valley National Bank as of January 1, 2015 will be as follows:

•	4.5 percent CET1 to risk-weighted assets.

•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

When fully phased in on January 1, 2019, the Basel Rules will also require us and Valley National Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625 percent level and increase by 0.625 percent on each subsequent January 1st, until it reaches 2.5 percent on January 1, 2019.

The Basel Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. The deductions and other adjustments to CET1 will be phased in incrementally between January 1, 2015 and January 1, 2018.

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Valley and Valley National Bank, may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015.

The Basel Rules with respect to us require that trust preferred securities be phased out from Tier 1 capital between January 1, 2015 (when only 25 percent of the amount may be included) and January 1, 2016 (when 0 percent may be included).

With respect to Valley National Bank, the Basel Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5 percent for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8 percent (as compared to the current 6 percent); and (iii) requiring a leverage ratio of 5 percent to be well-capitalized (as compared to the current required leverage ratio of 3 or 4 percent). The Basel Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Basel Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

The Basel Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0 percent, 20 percent, 50 percent and 100 percent) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0 percent for U.S. Government and agency securities, to 600 percent for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

We believe that, as of December 31, 2013, Valley and Valley National Bank would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Generally, the Act became effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•

Gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Valley National Bank. In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards;

•

Removed trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion at the enactment date will generally be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital. However, the Basel Rules required us to phase out trust preferred securities from Tier 1 capital between January 1, 2015 (when only 25 percent of the amount may be included) and January 1, 2016 (when 0 percent may be included);

•

Provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more (such as Valley), increases the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets (See “Insurance of Deposit Accounts” section below);

•

Created a new Consumer Financial Protection Bureau that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws (See “Consumer Financial Protection Bureau Supervision” section below);

•

Required public companies to give shareholders a non-binding vote on executive compensation and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders;

•

Directed federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion;

•

Provided mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•

Created a Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity; and

•	Made permanent the $250 thousand limit for federal deposit insurance.

On October 9, 2012, the FDIC, the OCC, and the FRB issued separate but similar Dodd-Frank Act-mandated final rules requiring covered banks and bank holding companies with more than $10 billion in total consolidated assets (such as Valley) to conduct annual company-run stress tests. The final rules required banks with more than $50 billion in assets to begin conducting annual stress tests in 2012 and banks with between $10 billion and $50 billion in assets to begin conducting annual stress tests in October 2013.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained. The rule also exempts certain transactions from the statute’s escrow requirement. The CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (HOEPA), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling.

In addition, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The CFPB also amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance. These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements. This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements.

The final rules also implement the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting and eligibility guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits.

The CFPB has continued to issue final rules regarding mortgages. We cannot assure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business or the housing markets in which we participate. The QM Rule impacted our mortgage originations when it became effective in January 2014.

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

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2013 that meet the definition of Covered Funds and that are required to be divested by July 21, 2015 under the foregoing rules.

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

Consumer Financial Protection Bureau Supervision

As a financial institution with more than $10 billion in assets, Valley National Bank is supervised by the CFPB for consumer protection purposes. The CFPB’s regulation of Valley National Bank is focused on risks to consumers and compliance with the federal consumer financial laws and includes regular examinations of the Bank.

The CFPB, along with the Department of Justice and bank regulatory authorities also seek to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by Valley could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators.

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

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies;

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations; and

•	modifies other financial laws, including laws related to financial privacy and community reinvestment.

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

In February 2011, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation approved a final rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminated the adjustment for secured borrowings, including Federal Home Loan Bank (FHLB) advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The final rule, effective on April 11, 2011, also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment. As previously noted above, the Dodd-Frank Act made permanent a $250 thousand limit for federal deposit insurance.

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

While the United States continues to experience modest economic growth and improvements in the level of unemployment, the rate of growth has been slow and the low level of the labor force participation rate (which has contributed to the modest decline in the unemployment rate) is not expected to significantly improve in the near future. Much of Valley’s lending is in northern and central New Jersey, and Manhattan, Brooklyn, Queens, and Long Island, New York. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Prolonged weakened economic conditions and unemployment in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows and results of operation of Valley’s business. Additionally, such weak conditions may also continue to adversely affect our ability to originate loans.

Lawmakers’ failure to resolve the so called Debt Ceiling or U.S. budgetary crisis in a timely manner, further downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of our $1.7 billion in securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and may increase our future borrowing costs.

As a result of the uncertain domestic political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to an unresolved debt ceiling limitation or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be given that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2013, we had approximately $223.9 million, $53.1 million and $1.4 billion invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by Ginnie Mae and government-sponsored enterprises, respectively. During 2011, Standard and Poor’s downgraded the United States credit rating from its AAA rating to AA+. Further downgrades in the future could also affect the stability of securities issued or guaranteed by the federal government. These factors could affect the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

Changes in interest rates or prolonged low levels of interest rates could reduce our net interest income and earnings.

Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, including the held to maturity, available for sale, and trading securities portfolios, and (iii) the average duration of Valley’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates or a prolonged period of low interest rates, such as those experienced in 2013 and projected by the FRB to continue beyond 2014, could have a material adverse effect on Valley’s financial condition and results of operations. Due, in part, to the low level of market interest rates on loans and investments and a large portion of our long-term borrowing costs that are fixed at interest rates above current market rates of similar new borrowings, our net interest margin on a tax equivalent basis declined 32 basis points to 3.20 percent for the year ended December 31, 2013 as compared to 2012. See additional information at the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.

We could recognize other-than-temporary impairment charges on investment securities due to adverse economic and market conditions.

As of December 31, 2013, we had approximately $1.7 billion and $829.7 million in held to maturity and available for sale securities, respectively. We may be required to record impairment charges in earnings related to credit losses on these investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Among other securities, our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments pose a risk of future impairment charges by us as a result of the slow recovery in the U.S. economy and its negative effect on the performance of these issuers and/or the underlying mortgage loan collateral. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon requirements or recommendations by bank regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. We recognized no other-than-temporary impairment charges on securities attributable to credit in 2013 as compared to $5.2 million and $20.0 million in 2012 and 2011, respectively. The 2012 and 2011 charges were mainly due to impaired trust preferred and private label mortgage-backed securities. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment of investment securities.

Future offerings of common stock, debt or other securities may adversely affect the market price of our stock and dilute the holdings of existing shareholders.

In the future, we may increase our capital resources or, if our or the Bank’s capital ratios fall below or near the current or new (final Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock or debt securities. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2013, over 73 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the New Jersey and New York metropolitan markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

The secondary market for residential mortgage loans, for the most part, is limited to conforming Fannie Mae and Freddie Mac loans. The effects of this limited mortgage market and, potentially, the pool of qualified borrowers under the new QM Rule effective in January 2014, combined with another correction in residential real estate market prices and reduced levels of home sales, could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. For additional risks related to our sales of residential mortgages in the secondary market, see the “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” risk section below.

Higher charge-offs and weak credit conditions could require us to increase our allowance for credit losses through a provision charge to earnings.

We maintain an allowance for credit losses based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Additionally, bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the classification on certain of our loans, which may require us to increase our provision for loan losses or loan charge-offs. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively impacted by additional provisions for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on our results of operations or financial condition.

Loans acquired in our FDIC-assisted transactions may not be covered by the loss-sharing agreements if the FDIC determines that we have not adequately managed these agreements, which could require a reduction in the carrying value of these loans.

In connection with the acquisitions of certain assets and liabilities of LibertyPointe Bank and The Park Avenue Bank, the Bank entered into loss-sharing agreements with the FDIC. Under the terms of the loss-sharing agreement with the FDIC in the LibertyPointe Bank transaction, the FDIC is obligated to reimburse us for: (i) 80 percent of any future losses on loans covered by the loss-sharing agreement up to $55.0 million, after we absorb such losses up to the first loss tranche of $11.7 million; and (ii) 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement with the FDIC in The Park Avenue Bank transaction, the FDIC is obligated to reimburse us for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. At December 31, 2013, our FDIC loss-share receivable totaled $32.8 million. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss-sharing agreements are not managed in accordance with their terms. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods.

An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.

As a result of the weak economic recovery, we continue to face elevated levels of delinquencies on our loans. Our non-accrual loans increased from 0.33 percent at December 31, 2008 to 1.20 percent and 0.82 percent of total loans at December 31, 2012 and 2013, respectively. Although the economy continued to gradually improve during 2013, a slowing or further downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for loan losses and lost interest income relating to a higher level of non-performing loans. Non-performing assets (including non-accrual loans, other real estate owned, other repossessed assets, and non-accrual debt securities) totaled $124.9 million at December 31, 2013. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by the President of the United States. The Dodd-Frank Act requires significant changes in financial regulation that have impacted all financial institutions, including Valley and the Bank, and will continue to do so as new regulations are promulgated. Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of certain federal consumer protection laws. The CFPB also has exclusive supervision over examinations of our compliance with those specific laws, and implementing rules and regulations, supplementing the compliance examinations that will be made by the Comptroller of the Currency. Moreover, the Dodd-Frank Act authorizes states’ attorneys general to enforce consumer protection rules issued by the CFPB. The Dodd-Frank Act also restricts the authority of the Comptroller of the Currency to preempt state consumer protection laws applicable to national banks, such as the Bank, impacts the preemption of state laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. The CFPB’s rulemaking, including the QM Rule for qualified mortgage borrowers (outlined under the “Supervision and Regulation” section of Item 1 to this Annual Report), and certain other provisions in the Dodd-Frank Act, have significantly increased our regulatory compliance burden and costs and may continue to increase in the future through additional restrictions on the financial products and services we offer to our customers.

The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new issuances of trust preferred securities from counting as Tier 1 capital. These restrictions have placed greater limitations on our capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier 1 capital (but will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1capital on January 1, 2016 under the final Basel III guidance issued in July 2013). The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

The Dodd-Frank Act also amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Valley National Bank. In June 2011, the FRB issued a final rule that establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportionate to the cost incurred by the issuer with respect to the transaction. Effective October 1, 2011, these new standards imposed debit card interchange fee limits which were largely responsible for a $880 thousand reduction in our debit card interchange fees recognized in other non-interest income for the fourth quarter of 2011 as compared to the third quarter of 2011. Debit card interchange fees totaled $2.5 million, $2.4 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. We can make no assurances that these rules and any new limitations imposed upon us will not reduce such fee income in the future.

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. We are currently analyzing the entire Volcker Rule to determine what effect, if any, it will have on our business and results of operations. We identified no investments held as of December 31, 2013 that meet the definition of Covered Funds. See additional information regarding our review the investment securities portfolio at Note 4 to the consolidated financial statements.

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

We may further reduce or eliminate the cash dividend on our common stock, which could adversely affect the market price of our common stock.

Holders of our common stock are only entitled to receive such cash dividends, as our Board of Directors may declare out of funds legally available for such payments. In the fourth quarter of 2013, we announced that we were reducing our quarterly cash dividend by $0.0525 per share. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics. This could adversely affect the market price of our common stock. Additionally, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory policies and regulations including the supervisory policies and guidelines of the OCC and the FRB regarding capital adequacy and dividends. Among other things, consultation of the FRB supervisory staff is required in advance of our declaration or payment of a dividend that exceeds our earnings for a period in which the dividend is being paid. New regulatory guidelines will increase our minimum capital requirements in the future as outlined in the “Basel III” section of Item 1 above.

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

The economic recession and the prolonged economic recovery in the U.S. since 2008 has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs dramatically since 2008 and negatively impacted our earnings (See the annual impact in Item 6. Selected Financial Data below). In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $6.5 million. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012 in December 2009. We prepaid estimated assessment fees totaling $45.5 million in December 2009. The FDIC could impose additional special assessments for future quarters or increase the FDIC standard assessments. Furthermore, the Dodd-Frank Act, among other things, gave the FDIC greater discretion to manage the Deposit Insurance Fund and raised the minimum Designated Reserve Ratio to 1.35 percent with no upper limit. Due to these changes and the uncertain future economic and regulatory environment impacting insured banks, we cannot provide you with any assurances that we will not be required to pay additional FDIC insurance assessments, which could have an adverse effect on our results of operations.

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

Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.

We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel, including, but not limited to, the executive officers disclosed in Item 1 of this Annual Report, could have a material adverse impact on the business because we would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.

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

A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in Northern New Jersey in which our branches operate are subject to severe flooding and significant weather related disruptions may become common events in the future. During the fourth quarter of 2012, Hurricane Sandy struck the Northeast and caused severe property damage and many business closures throughout the New Jersey and New York Metropolitan areas. Although, this storm did not materially impact our operations or the vast majority of our borrowers’ ability to repay their loans or the collateral values securing their loans, the risk of such disruptions and potential losses remain from future storm activity.

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

We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold over 16,800 individual residential mortgages totaling approximately $3.5 billion. Of the $3.5 billion in originations, approximately $20 million in unpaid principal balances remain outstanding from the origination years 2006 through 2008. These particular years are considered to be ‘high risk’ years in the mortgage industry due to the escalation in housing prices, and subsequent decline during the financial crisis. However, these potentially higher risk loans in our retained mortgage loan servicing portfolio continued to outperform Fannie Mae’s overall portfolio performance (for each applicable origination year) at December 31, 2013. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only four loan repurchases in 2013). None of the loan repurchases resulted in loss. As of December 31, 2013, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

Claims and litigation pertaining to our fiduciary responsibility and other obligations could result in losses and damage to our reputation.

From time to time as part of Valley’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability or reputation damage could have a material adverse effect on Valley’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We conduct our business at 204 retail banking centers locations, with 161 in northern and central New Jersey and 43 in the New York City metropolitan area. We own 96 of our banking center facilities. The other facilities are leased for various terms.

The following table summarizes our retail banking centers in New Jersey and the New York City metropolitan area:

	Number of banking centers	% of Total

New Jersey:
Central	90	44%
Northern	71	35
New York:
Manhattan	15	7
Long Island	13	6
Brooklyn	9	5
Queens	6	3

Total	204	100%

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own four office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York, which are used for various operations of Valley National Bank and its subsidiaries. During 2012, we opened our New York City corporate headquarters located at One Penn Plaza in Manhattan which is primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. We also lease a residential mortgage loan production office in Bethlehem, Pennsylvania.

The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $270.1 million at December 31, 2013.

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

	Year 2013			Year 2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$10.50	$9.50	$0.16	$12.69	$11.30	$0.16
Second Quarter	10.28	8.75	0.16	12.50	10.17	0.16
Third Quarter	10.73	9.41	0.16	11.07	9.10	0.16
Fourth Quarter	10.53	9.67	0.11	10.27	8.65	0.16

There were 8,274 shareholders of record as of December 31, 2013.

Restrictions on Dividends

The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For more information regarding the restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” and “Item 1A. Risk Factors—We May Further Reduce or Eliminate the Cash Dividend on Our Common Stock” above, and the “Liquidity” section of our MD&A of this Annual Report. In addition, under the terms of the trust preferred securities issued by GCB Capital Trust III and State Bancorp Capital Trusts I and II we cannot pay dividends on our common stock if we defer payments on the junior subordinated debentures which provide the cash flow for the payments on the related trust preferred securities.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2008 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/08	12/09	12/10	12/11	12/12	12/13
Valley	$100.00	$77.93	$87.22	$83.73	$70.32	$81.23
KBW 50	100.00	77.93	93.84	88.98	100.77	147.93
S&P 500	100.00	126.45	145.52	148.55	172.29	228.04

Issuer Repurchase of Equity Securities

The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2013 to October 31, 2013	—		$—	—	4,112,465
November 1, 2013 to November 30, 2013	27,306	(2)	9.95	—	4,112,465
December 1, 2013 to December 31, 2013	299	(2)	9.76	—	4,112,465

Total	27,605			—

(1)

On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2013.

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

	As of or for the Years Ended December 31,
	2013	2012	2011 (1)	2010 (1)	2009 (1)
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (2)	$623,986	$678,410	$679,901	$682,402	$717,411
Interest expense	168,377	181,312	199,013	214,060	262,870

Net interest income—tax equivalent basis (2)	455,609	497,098	480,888	468,342	454,541
Less: tax equivalent adjustment	7,889	7,217	6,077	5,590	5,227

Net interest income	447,720	489,881	474,811	462,752	449,314
Provision for credit losses	16,095	25,552	53,335	49,456	47,992

Net interest income after provisions for credit losses	431,625	464,329	421,476	413,296	401,322
Non-interest income:
Gains on securities transactions, net	14,678	2,587	32,068	11,598	8,005
Net impairment losses on securities recognized in earnings	—	(5,247)	(19,968)	(4,642)	(6,352)
Trading gains (losses), net	909	2,793	2,271	(6,897)	(10,434)
Gains on sales of loans, net	33,695	46,998	10,699	12,591	8,937
Gains (losses) on sales of assets, net	10,947	(329)	426	619	605
Other non-interest income	68,424	74,144	86,801	78,058	71,490

Total non-interest income	128,653	120,946	112,297	91,327	72,251

Non-interest expense:
FDIC insurance assessment	16,767	14,292	12,759	13,719	20,128
Other non-interest expense	364,571	360,608	325,797	305,969	288,039

Total non-interest expense	381,338	374,900	338,556	319,688	308,167

Income before income taxes	178,940	210,375	195,217	184,935	165,406
Income tax expense	46,979	66,748	62,706	54,929	50,587

Net income	131,961	143,627	132,511	130,006	114,819
Dividends on preferred stock and accretion	—	—	—	—	19,524

Net income available to common stockholders	$131,961	$143,627	$132,511	$130,006	$95,295

Per Common Share (3) :
Earnings per share:
Basic	$0.66	$0.73	$0.74	$0.73	$0.57
Diluted	0.66	0.73	0.74	0.73	0.57
Dividends declared	0.60	0.65	0.66	0.66	0.66
Book value	7.72	7.57	7.02	7.22	7.02
Tangible book value (4)	5.39	5.26	5.13	5.29	5.21
Weighted average shares outstanding:
Basic	199,309,425	197,354,159	178,424,883	177,568,546	167,222,450
Diluted	199,309,425	197,354,372	178,426,070	177,577,663	167,223,242
Ratios:
Return on average assets	0.83%	0.91%	0.93%	0.92%	0.80%
Return on average shareholders’ equity	8.69	9.57	10.11	10.23	8.55
Return on average tangible shareholders’ equity (5)	12.51	13.65	13.68	13.84	11.22
Average shareholders’ equity to average assets	9.51	9.48	9.19	9.00	9.40
Tangible common equity to tangible assets (6)	6.86	6.71	6.58	6.82	6.61
Efficiency ratio (7)	66.16	61.38	57.67	57.70	59.09
Dividend payout	90.90	89.04	88.46	88.89	115.15
Risk-based capital:
Tier 1 capital	9.65%	10.87%	10.81%	10.83%	10.54%
Total capital	11.87	12.38	12.64	12.81	12.45
Leverage capital	7.27	8.09	7.99	8.23	8.07
Financial Condition:
Assets	$16,156,541	$16,012,646	$14,252,755	$14,151,249	$14,290,734
Net loans	11,453,995	10,892,599	9,665,839	9,241,091	9,268,081
Deposits	11,319,262	11,264,018	9,673,102	9,363,614	9,547,285
Shareholders’ equity	1,541,040	1,502,377	1,254,836	1,284,935	1,243,748

See Notes to the Selected Financial Data that follow.

Notes to Selected Financial Data

(1)

Previously reported results for the years ended December 31, 2011, 2010 and 2009 have been revised to reflect an increase in non-interest expense, which after taxes, reduced net income by $1.1 million, $1.2 million and $1.2 million, respectively, and reduced basic and diluted earnings per common share by $0.01 for each of these years. Certain statistical and other per common data presented in the table have been revised accordingly.

(2)

In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

(3)	All per common share amounts reflect all common stock dividends and all stock splits prior to 2013.
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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity and less goodwill and other intangible assets by common shares outstanding as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
			($in thousands)
Common shares outstanding	$199,593,109	$198,438,271	$178,683,030	$178,010,307	$177,102,621

Shareholders’ equity	1,541,040	1,502,377	1,254,836	1,284,935	1,243,748
Less: Goodwill and other intangible assets	464,364	459,357	338,780	343,541	320,729

Tangible common shareholders’ equity	$1,076,676	$1,043,020	$916,056	$941,394	$923,019

Tangible book value per common share	$5.39	$5.26	$5.13	$5.29	$5.21

(5)

Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Net income	$131,961	$143,627	$132,511	$130,006	$114,819

Average shareholders’ equity	1,519,299	1,500,997	1,310,939	1,270,778	1,342,790
Less: Average goodwill and other intangible assets	464,085	449,078	342,122	331,667	319,756

Average tangible shareholders’ equity	$1,055,214	$1,051,919	$968,817	$939,111	$1,023,034

Return on average tangible shareholders’ equity	12.51%	13.65%	13.68%	13.84%	11.22%

(6)

Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2013	2012	2011	2010	2009
			($ in thousands)
Tangible common shareholders’ equity	$1,076,676	$1,043,020	$916,056	$941,394	$923,019

Total assets	16,156,541	16,012,646	14,252,755	14,151,249	14,290,734
Less: Goodwill and other intangible assets	464,364	459,357	338,780	343,541	320,729

Tangible assets	$15,692,177	$15,553,289	$13,913,975	$13,807,708	$13,970,005

Tangible common shareholders’ equity to tangible assets	6.86%	6.71%	6.58%	6.82%	6.61%

(7)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey and the New York Metropolitan area;

•	larger than expected reductions in our loans originated for sale or a slowdown in new and refinanced residential mortgage loan activity;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

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

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	the inability to realize expected revenue synergies from acquisitions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees;

•	lower than expected cash flows from purchased credit-impaired loans;

•

cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems; and

•	other unexpected material adverse changes in our operations or earnings.

Correction of an Immaterial Error

Our financial condition and results of operations at and for the year ended December 31, 2011 (disclosed in this MD&A and elsewhere in this Annual Report) were initially revised in Valley’s Form 10-K for the year ended December 31, 2012 to reflect an adjustment for the straight-line recognition of rental expense and income on operating leases with scheduled rental increases in which Valley is the lessor or lessee. The adjustment resulted in increases in accrued rent liability, deferred tax assets and net occupancy and equipment expense, as well as decreases in retained earnings, net income and earnings per common share. The effect of these revisions was immaterial to each of the interim and annual periods, including a one cent reduction in basic and diluted earnings per common share in 2011.

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

The judgments used by management in applying the critical accounting policies discussed below may be affected by significant changes in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities (including debt security valuations based on the expected future cash flows of their underlying collateral) in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in depressed market prices thus leading to further impairment losses.

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

Valley has no allowance reserves established at December 31, 2013 related to the non-covered PCI loans; however, the information below regarding our policies to determine the allowance for covered loans is identical to the procedures performed by Valley to determine the carrying amounts and reserves for impairment of non-covered PCI loans subsequent to their acquisition date.

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

Changes in Our Allowance for Loan Losses

Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $113.6 million at December 31, 2013.

For impaired credits, if the present value of expected cash flows were 10 percent higher or lower, the allowance would have decreased $5.8 million or increased $6.9 million, respectively, at December 31, 2013. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have decreased $1.9 million or increased $4.5 million, respectively, at December 31, 2013.

If classified loan balances were 10 percent higher or lower, the allowance would have increased or decreased by approximately $1.5 million, respectively, at December 31, 2013.

The credit rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by approximately $761 thousand, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2013. Additionally, if the historical loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $6.4 million, respectively, at December 31, 2013.

A key variable in determining the allowance is management’s judgment in determining the size of the allowances attributable to general economic conditions and other qualitative risk factors. At December 31, 2013, such allowances were 6.7 percent of the total allowance. If such allowances were 10 percent higher or lower, the total allowance would have increased or decreased by $758 thousand, respectively, at December 31, 2013.

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

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $428.2 million at December 31, 2013 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $36.1 million at December 31, 2013 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. During 2013 and 2012, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units but may choose to perform an optional qualitative assessment allowable under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment” for one or more units in the future periods to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.

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

To assist in assessing the impact of potential goodwill or other intangible asset impairment charges at December 31, 2013, the impact of a five percent impairment charge would result in a reduction in net income of approximately $23.2 million. See Note 8 to consolidated financial statements for additional information regarding goodwill and other intangible assets.

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

The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2013, management has determined it is more likely than not that Valley will realize its net deferred tax assets and therefore a valuation allowance was not established.

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

Executive Summary

Company Overview. At December 31, 2013, Valley had consolidated total assets of $16.2 billion, total net loans of $11.5 billion, total deposits of $11.3 billion and total shareholders’ equity of $1.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 204—branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions.

Valley’s most recent acquisition was completed on January 1, 2012 when Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 14 remain within our 43 branch network in New York and are located in Long Island and Queens. The new locations complement Valley’s other New York City locations, including five branches in Queens, and may provide a foundation for potential future expansion efforts into these attractive markets. See Item 1 of this Annual Report for more details regarding our past merger activity, as well as Note 2 to the consolidated financial statements.

Annual Results. Net income totaled $132.0 million, or $0.66 per diluted common share, for the year ended December 31, 2013 compared to $143.6 million in 2012, or $0.73 per diluted common share. The decrease in net income was largely due to: (i) a $42.2 million, or 8.6 percent, decline in our net interest income largely caused by a 43 basis point decline in the yield on average interest earning assets driven by the low level of long-term market interest rates in 2013, (ii) a 1.7 percent increase in non-interest expense due, in part, to a 17.3 percent increase in our FDIC insurance assessments and amortization of tax credit investments, partially offset by (iii) a 5.5 percent decrease in the effective tax rate largely due to the decline in pre-tax income and increased tax credit investments, (iv) a 37 percent decline in our provision for credit losses caused by the positive effect of the gradual improvement in credit conditions and the U.S. economy on our non-covered loan portfolio during 2013 and a $2.3 million recovery of additional impairment recognized on certain covered loan pools acquired in FDIC-assisted transactions, and (v) a $7.7 million, or 6.4 percent, increase in non-interest income resulting primarily from higher net gains on securities transactions and net gains on sales of assets, largely offset by a decrease in gains on sales of residential mortgage loans originated for sale due to a significant decrease in consumer refinance activity in the second half of 2013. See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above impacting our 2013 annual results.

Economic Overview and Indicators. Improvements in business spending, consumer confidence, the housing market and exports, all added up to an increasingly stronger economy in 2013. An upward revision to the official 2013 employment numbers meant that in eight months of the year the U.S. economy topped 200 thousand jobs in net hiring gains. While January 2014 employment numbers were disappointing, much of the decline is being attributed to special factors such as decreases in government hiring, adverse weather conditions and uncertainty surrounding the impact of the Affordable Care Act (commonly referred to as “Obamacare”). Additionally, January’s down-tick in unemployment rate to 6.6 percent from 6.7 percent in December 2013 is encouraging considering the modest growth in labor force.

During the fourth quarter of 2013, the Federal Reserve remained consistent with its previously announced intentions to keep short-term interest rates low, in the zero to 0.25 percent range, as long as the unemployment rate remains above 6.5 percent and projected inflation remains below 2.5 percent. However, the Federal Reserve has been careful to distinguish the difference between the Federal Open Market Committee’s future decision to raise the federal funds rate and a move to continue the phase out its current $65 billion-per-month bond purchase program. Long-term interest rates have already rallied during the second half of 2013 in anticipation of a future reduction in quantitative easing, leading to a significant reduction in mortgage refinance activity.

Although the rise in long-term interest rates should positively impact our ability to generate positive growth in our net interest income, our net interest margin continues to face the compressive nature of market interest rates that remain at relatively low levels (on a historical basis). Additionally, we believe the current low interest rate, high unemployment environment will continue to challenge our business operations and results in many other ways during 2014, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area. Generally, market conditions have improved from one year ago, however as outlined above, economic uncertainty and persistent unemployment may continue to apply pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Selected Economic Indicators:
Unemployment rate:
U.S.	6.70%	7.60%	7.60%	7.80%	7.80%
New York Metro Region*	6.60%	8.20%	8.10%	8.50%	8.50%
New Jersey	7.20%	8.70%	9.00%	9.60%	9.80%
New York	7.00%	7.50%	8.20%	8.20%	8.90%

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
		($ in millions)
Personal income:
New Jersey	NA	$501,742	$497,813	$491,539	$498,228
New York	NA	$1,070,537	$1,055,055	$1,044,261	$1,070,875
New consumer bankruptcies:
New Jersey	NA	0.14%	0.14%	0.12%	0.12%
New York	NA	0.08%	0.09%	0.07%	0.08%
Change in home prices:
U.S.	-0.30%	3.10%	7.10%	1.20%	-0.30%
New York Metro Region*	2.18%	1.15%	1.60%	-1.07%	0.97%
New consumer foreclosures:
New Jersey	NA	0.10%	0.13%	0.07%	0.08%
New York	NA	0.05%	0.09%	0.04%	0.04%
Homeowner vacancy rates:
New Jersey	1.90%	2.10%	3.20%	1.80%	2.60%
New York	2.30%	1.20%	1.30%	1.90%	1.90%

NA—not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.

Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $629.3 million, or 5.8 percent, to $11.5 billion at December 31, 2013 from December 31, 2012 largely due to solid organic commercial real estate (excluding construction) loan growth throughout the second half of 2013, which equaled 12.8 percent on an annual basis, partially offset by a $185.9 million decline in non-covered PCI loans within the same loan category. Automobile loans increased $114.9 million, or 14.6 percent, from December 31, 2012, mostly due to organic loan growth driven by a strong U.S. auto market, supplemented by our purchase of $21.5 million in auto loans from third party originators during 2013. Residential mortgage loans and other consumer loans also increased $37.5 million and $35.4 million at December 31, 2013 as compared to one year ago. Residential mortgage loan growth was limited by our loan originations for sale in the secondary market which totaled almost 68 percent of our new and refinanced loan originations during the year ended December 31, 2013; while other consumer loans continued to experience growth in collateralized personal lines of credit. However, commercial and industrial loans declined $89.7 million, or 4.3 percent, as compared to December 31, 2012 due to a $77.1 million decrease in non-covered PCI loans within the category, strong competition for quality commercial borrowers and soft demand from existing borrowers during much of 2013. Total covered loans (i.e., loans subject to our loss-sharing agreements with the

FDIC) decreased to $96.2 million, or only 0.8 percent of our total loans, at December 31, 2013 as compared to $180.7 million, or 1.6 percent of total loans, at December 31, 2012 mainly due to normal collection and prepayment activity.

Our new and refinanced residential mortgage loan originations of $1.4 billion during the year ended December 31, 2013 decreased 29 percent as compared to $2.0 billion in 2012. During both 2013 and 2012, a large portion of these loans were originated for sale resulting in gains on sales of loans totaling $33.7 million and $47.0 million, respectively, within our non-interest income. During the second half of 2013, we experienced a sharp decline in residential mortgage loan origination activity largely due to the higher level of long-term market interest rates since June 2013. In June, the Federal Reserve Chairman Ben Bernanke acknowledged that the Fed could gradually reduce the net amount of mortgage-backed securities and U.S. Treasury securities being purchased each month as the outlook for the labor market or inflation changes. These comments, among other factors, led to a rally in long-term interest rates which resulted in an average 10-year Treasury Rate of 2.70 percent and 2.75 for the third and fourth quarters of 2013, respectively, as compared to 1.97 percent during the second quarter of 2013. Consequently, residential mortgage originations (including both new and refinanced loans) declined from $482 million in the second quarter of 2013 to $248 million for the third quarter of 2013 and $96 million for the fourth quarter of 2013. During the fourth quarter of 2013, Valley sold approximately $50 million of residential mortgages (including $9.6 million of loans held for sale at September 30, 2013), down 48 percent from the third quarter of 2013. As a result of the decline in volume (as well as lower gain on sale margins), gains on sales of residential mortgage loans declined to $1.5 million for the fourth quarter of 2013 as compared to $2.7 million for the third quarter of 2013 and $15.6 million for the fourth quarter of 2012. Given the current rate environment and level of consumer demand, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the first quarter of 2014 and in the amount of our residential mortgage loans originated for sale, as the higher yielding loans may become more attractive to hold in our loan portfolio. As a result, our gains on sales of loans may continue to decline from the $1.5 million recorded in the fourth quarter of 2013 and are expected to materially decline on an annual basis from the $33.7 million recognized during the year ended December 31, 2013. Despite the expected negative impact of the increase in market interest rates on consumer refinance activity and our level of net gains on sales of mortgage loans, we expect that such higher rates will have a positive impact on our net interest income if we continue to shift to an “originate and hold model.” However, our outlook for the housing market recovery remains somewhat guarded as the QM Rule and other lending regulations imposed by the Dodd-Frank Act (see “Item 1. Business—Supervision and Regulation” of this Annual Report for additional information) may slow the recovery’s progress in 2014. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the slow moving economic recovery, elevated unemployment and low labor market participation levels, the high level of personal bankruptcies, and high delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at December 31, 2013. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total loans (excluding PCI loans) past due in excess of 30 days decreased 0.50 percent to 1.23 percent of our total loan portfolio of $11.6 billion as of December 31, 2013 compared to 1.73 percent of total loans at December 31, 2012. Of the 1.23 percent in delinquencies at December 31, 2013, 0.14 percent, or $16.2 million, represented performing matured loans in the normal process of renewal. Non-accrual loans decreased to $95.1 million, or 0.82 percent of total loans, at December 31, 2013 as compared to $131.8 million, or 1.20 percent of total loans, at December 31, 2012. The $36.7 million decrease in non-accrual loans was largely due to declines in commercial real estate loans and residential mortgage loans driven by a few large impaired loan repayments, an increase in foreclosures as compared to 2012 and loan charge-offs. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and relatively high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of December 31, 2013. See the “Non-performing Assets” section below for further analysis of our credit quality.

Investments. During the year ended December 31, 2013, we recognized net gains on securities transactions of $14.7 million as compared to $2.6 million in 2012. Of the $14.7 million in net gains in 2013, $10.7 million related to Valley’s decision to sell previously impaired trust preferred securities issued by one deferring bank holding company during the fourth quarter of 2013. Valley sold these impaired, non-accrual debt securities classified as available for sale (with a combined unamortized cost of $41.8 million) for net proceeds of $52.5 million in October 2013. The sale combined with the aforementioned decline in non-accrual loans contributed to a 36.1 percent decrease in our non-performing assets at December 31, 2013 as compared to one year ago. There were no other-than-temporary impairment charges attributable to credit during the year ended December 31, 2013 as compared to $5.2 million in 2012. Of the $5.2 million in impairment charges in 2012, $4.5 million was recognized in earnings during the third quarter of 2012 mostly due to the additional estimated credit losses on impaired trust preferred securities sold during the fourth quarter of 2013 (which were initially impaired in 2011). See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.

Deposits and Other Borrowings. The mix of total deposits continued to shift away from time deposits to the other deposit categories during 2013 due to the low level of rates that we offered on certificates of deposit during most of the year and the maturity of higher cost time deposits. Average non-interest bearing deposits increased $337.5 million to $3.6 billion for the year ended December 31, 2013 as compared to 2012 due to increases in both retail and commercial deposits caused by the low level of fixed interest rate investment alternatives, such as time deposits, and the uncertain economic environment. Average savings, NOW and money market account balances also increased $265.4 million to $5.4 billion in 2013 largely due to the aforementioned items. And lastly, average time deposits declined $366.6 million to $2.3 billion for 2013 as compared to 2012 mainly due to our excess liquidity position held for most of 2013 and the low level of rates offered on our new certificates of deposit. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.

During 2013, we continued to closely monitor our cost of funds to optimize our net interest margin in the prolonged low interest rate environment, as discussed further in the “Net Interest Income” section below. On July 26, 2013, Valley redeemed $15.5 million of the principal face amount of its 7.75 percent junior subordinated debentures issued to VNB Capital Trust I and $15.0 million of the face value of the related trust preferred securities. On September 27, 2013, Valley issued $125 million of its 5.125 percent subordinated debentures (notes) due September 27, 2023 pursuant to an effective shelf registration statement previously filed with the SEC. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes (see Note 14 to the consolidated financial statements for further details on our derivative transactions). The net proceeds from the subordinated notes together with other available funds were used to redeem all of the remaining $131.3 million outstanding 7.75 percent junior subordinated debentures issued to VNB Capital Trust I on October 25, 2013. The Capital Trust simultaneously redeemed all of its trust preferred securities, as well as all of the outstanding common securities of the Capital Trust. Based upon new final regulatory guidance issued during the second quarter of 2013, Valley’s remaining trust preferred securities issued by its capital trust subsidiaries (which total $44.0 million at December 31, 2013 after the aforementioned redemptions in third and fourth quarters of 2013) will be fully phased out of Tier 1 capital by January 1, 2016. See the “Capital Adequacy” section below for more details.

Operating Environment. The financial markets continue to work through a period marked by unprecedented change due to current and future regulatory and market reform, including new regulations under the Dodd-Frank Act and the Basel Rules highlighted in the “Supervision and Regulation” section of Item 1 of this Annual Report, and a slow economic recovery unseen in past U.S. recessions. These changes will impact us and our competitors, and will challenge the way we both do business in the future. We believe our current capital position, ability to evaluate credit and other investment opportunities, conservative balance sheet, and commitment to excellent customer service will afford us a competitive advantage in the future. Additionally, we believe we are well positioned to move quickly on market expansion opportunities as they may arise, including through possible acquisitions of other institutions within New Jersey and the New York City Metropolitan area.

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense on interest bearing liabilities and represents the main source of income for Valley. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from interest earning assets.

Annual Period 2013. Net interest income on a tax equivalent basis decreased $41.5 million to $455.6 million for 2013 compared with $497.1 million for 2012. The decrease was mainly driven by lower interest rates on new loans and investments and the prepayment of higher yielding assets in both of these earning asset categories, partially offset by lower costs on interest bearing liabilities resulting from lower interest rates offered on most deposit products, maturing high cost time deposits and the early redemption of our 7.75 percent junior subordinated debentures during the second half of 2013.

The net interest margin on a tax equivalent basis was 3.20 percent for the year ended December 31, 2013, a decrease of 32 basis points as compared to 3.52 percent for 2012. The overall level of interest rates remained near historically low levels during 2013, despite an increase in long-term market rates since June 2013. The overall level of interest rates has remained low due, in part, to the FRB’s continued efforts to support the U.S. economic recovery and maintain the target federal funds rate at a historical low rate range of between zero to 0.25 percent since the fourth quarter of 2008. The prolonged low level of market interest rates continued to negatively impact the yield on interest earning assets during 2013, resulting in a 43 basis point decline to 4.38 percent as compared to 2012, while the average interest rates paid on interest bearing liabilities only decreased 7 basis points in 2013. The decline in yield on interest earning assets was mainly attributable to the low market interest rates on (new and refinanced) loans and investments throughout 2013 as compared to our overall yields of each portfolio, large prepayments of high yielding loans, including PCI loans, which also contributed to lower average loans for 2013 as compared to 2012. Offsetting some of the negative impact of lower interest rates on new loans and investments, our 2013 efforts to control our funding costs coupled with a low interest rate environment allowed us to decrease the interest rates paid on savings, NOW, and money market accounts, while maturing high cost certificates of deposit, if renewed, also re-priced at lower interest rates. Additionally, lower rates on customer repo balances mostly contributed to a five basis point decline in the cost of short-term borrowings during 2013; while our redemptions of junior subordinated debentures in the second half of 2013 helped reduce the cost of long-term borrowings by seven basis points as compared to the year ended December 31, 2012.

Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate increased from 1.79 percent in 2012 to 2.34 percent in 2013 (see discussion under the “Loans” section above for more details), positively impacting our yield on average loans as new and renewed fixed-rate loans were originated at slightly higher interest rates in 2013 (but still well below the overall yield of 4.80 percent on average loans in 2012). However, Valley’s prime rate and the U.S. prime rate have remained at 4.50 percent and 3.25 percent, respectively, since the fourth quarter of 2008. Our U.S. prime rate based loan portfolio should have an immediate positive impact on the yield of our average earning assets in the unlikely event that the prime rate begins to move upward in 2014, while an increase in treasury rates above current levels should also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans. We do not expect our Valley prime rate portfolio to have an immediate benefit to our interest income in a rising interest rate environment due to its current level above the U.S. prime rate. However, the Valley prime rate is set by management and will likely increase before the U.S. prime rate reaches its current level of 4.50 percent. Additionally, interest income on approximately $1.3 billion of our residential mortgage-backed securities with unamortized purchase premiums totaling $57.1 million at December 31, 2013 could improve if and when interest rates were to continue upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. Conversely, increases in the prepayment speeds due to declining interest rates will increase the amount of premium amortization expense recognized against interest income related to these securities.

Average interest earning assets totaling $14.2 billion for the year ended December 31, 2013 increased only $132.5 million, or 0.94 percent, as compared to 2012 mainly due to slow loan growth in the first half of 2013, partly due to our decision to sell the majority of our $1.4 billion in new and refinanced residential mortgage loan originations to mitigate the interest rate risk associated with these low rate long-term financial instruments. Average loan balances decreased $50.3 million to $11.2 billion in 2013 and only accounted for a small portion of the $44.4 million decline in the interest income on a tax equivalent basis for loans as compared to 2012, which was mostly driven by the low interest rates on new and renewed loans. The decrease in average loans was primarily due to declines in higher yielding PCI loans (mostly within the commercial loan categories) and the lack of commercial and industrial loan growth, mostly offset by solid organic commercial real estate loan growth in the second half of 2013 and steady quarterly growth in the automobile loan portfolio throughout 2013. Average investment securities increased $109.9 million to approximately $2.8 billion in 2013 primarily due to higher levels of excess liquidity reinvested into non-taxable municipal bond investments, as well as Ginnie Mae issued residential mortgage-backed securities within the taxable investment portfolio. However, the higher average investment balances only partly negated the negative impact of the 2013 reinvestments at low market rates which primarily led to a $10.2 million decrease in interest income on a tax equivalent basis for investment securities as compared to 2012. Average federal funds sold and other interest bearing deposits increased $72.8 million to $296.4 million for the year ended December 31, 2013 as compared to 2012 due to higher levels of overnight liquidity held primarily in the first half of 2013. However, these positions only contributed an additional $203 thousand in interest income due to the historically low target federal funds rate.

Average interest bearing liabilities decreased $283.8 million to $10.8 billion for the year ended December 31, 2013 from the same period in 2012 mainly due to a $366.6 million decline in average time deposits caused by the continued run-off of high cost certificates of deposit. Average short-term borrowings also decreased $171.7 million from 2012 mostly due to lower levels of short-term FHLB advances utilized as a loan funding source in 2013 as residential mortgage loan originations declined due to an increase in long-term market rates in June 2013 which significantly slowed the consumer loan refinance market. Average long-term borrowings only declined $10.9 million in 2013 as compared to 2012 but the mix of borrowings did shift slightly to lower rate borrowings as we redeemed our 7.75 percent junior subordinated debentures with contractual principal balances totaling $146.8 million in the second half of 2013 and partially replaced them with the issuance of $125 million of 5.125 percent subordinated notes. However, average savings, NOW, and money market account balances increased $265.4 million primarily due to general increases in both retail and commercial deposits caused by the lack of better yielding cash investment alternatives in 2013 and higher levels of customer liquidity caused, in part, by the continued economic uncertainty. The cost of average time deposits, long-term borrowings, savings, NOW and money market accounts, and short-term borrowings decreased 11, 7, 6, and 5 basis points, respectively, during 2013 due to the continued low level of market interest rates throughout the year and, as applicable, the aforementioned maturity of higher cost funds and early redemption of the 7.75 percent junior subordinated debentures. Additionally, we expect that maturing higher cost time deposits will continue to have some positive benefit to our net interest income in the first quarter of 2014 and the foreseeable future, as well as a full quarter’s cost savings from the redemption of the debentures on October 25, 2013.

Fourth Quarter of 2013. Net interest income on a tax equivalent basis of $118.0 million for the fourth quarter of 2013 increased $4.4 million as compared to the third quarter of 2013, and declined $2.4 million as compared to the fourth quarter of 2012. Interest income on a tax equivalent basis increased $3.1 million from the third quarter of 2013 mainly due to a $291.6 million increase in total average loans and higher yields on investments, partially offset by continued run-off in our higher yielding PCI loan portfolios. Interest expense also contributed to the increase in net interest income as it decreased $1.3 million to $40.8 million for the three months ended December 31, 2013. The decrease from the third quarter of 2013 was primarily driven by the October 2013 redemption of our 7.75 percent junior subordinated debentures and an $86.7 million decline in average time deposits during the fourth quarter caused by continued run-off of maturing higher yield time deposits.

The net interest margin on a tax equivalent basis was 3.27 percent for the fourth quarter of 2013, an increase of 7 basis points from 3.20 percent in the linked third quarter of 2013, and a 14 basis point decline from 3.41 percent for the three months ended December 31, 2012. The yield on average interest earning assets increased by one basis point on a linked quarter basis. The increased yield was mainly a result of the higher yields on average investment securities partly caused by a reduction in prepayments and premium amortization due to the higher level of long-term market interest rates and, to a much lesser extent, our redeployment of the net proceeds from our sale of non-accrual debt securities in the fourth quarter of 2013. The increased yield on average investment securities was mostly offset by a five basis point decline in the yield on average loans caused by new loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio. Additionally, continued repayment of higher yielding interest earning assets, including PCI loans which declined by over 9 percent from September 30, 2013, partially offset the positive impact of the higher investment yields. The yield on average loans decreased 5 basis points to 4.74 percent for the three months ended December 31, 2013 from the third quarter of 2013 largely due to the decline in PCI loans, normal non-PCI loan refinance and repayment activity and new loan originations at lower rates. The overall cost of average interest bearing liabilities decreased by 5 basis points from 1.57 percent in the linked third quarter of 2013 primarily due to a decline of 20 basis points for total long-term borrowings and a 5 basis point decrease for time deposits during the fourth quarter of 2013. Our cost of total deposits was 0.40 percent for the fourth quarter of 2013 compared to 0.41 percent for the three months ended September 30, 2013.

We continue to tightly manage our balance sheet and our cost of funds to optimize our returns. The higher level of long-term market interest rates since June 2013, potential future loan growth from solid commercial real estate loan demand that has continued into the early stages of the first quarter of 2014 and a full quarter’s cost savings from our redemption of the 7.75 percent junior subordinated debentures issued to capital trusts completed on October 25, 2013 are all anticipated to positively impact our ability to maintain or increase the current level of our net interest income. However, our margin continues to face the risk of compression in the future due to the relatively low level of interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market interest rates were to decline below current levels, and the negative impact on interest expense from certain cash flow hedge derivative transactions related to money market deposit accounts (see further discussion under the “Interest Rate Sensitivity” section below). Additionally, most of our cost of average borrowings is tied to fixed rate long-term FHLB advances and repos, as well as $100 million in subordinated debt issued in 2005, with contractual interest rates significantly above current market rates for similar borrowings. There are no meaningful maturities of these borrowings until 2015 and, until then, we expect these borrowings to negatively impact our net interest margin. However, we have entered into several forward starting interest rate swap derivative transactions (highlighted in Note 14 to the consolidated financial statements) during 2013 to hedge the risk of an increase in current market interest rates before the maturity of such borrowings. See Note 10 to the consolidated financial statements for additional information on maturities and average rates of our borrowed funds.

The following table reflects the components of net interest income for each of the three years ended December 31, 2013, 2012 and 2011:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,187,968	$537,422	4.80%	$11,238,269	$581,828	5.18%	$9,608,480	$547,371	5.70%
Taxable investments (3)	2,186,670	63,632	2.91	2,169,106	75,805	3.49	2,615,140	114,784	4.39
Tax-exempt investments (1)(3)	571,205	22,194	3.89	478,838	20,242	4.23	429,004	17,344	4.04
Federal funds sold and other interest bearing deposits	296,359	738	0.25	223,515	535	0.24	161,612	402	0.25

Total interest earning assets	14,242,202	623,986	4.38	14,109,728	678,410	4.81	12,814,236	679,901	5.31

Allowance for loan losses	(123,103)			(133,322)			(136,432)
Cash and due from banks	364,174			434,038			366,159
Other assets	1,506,963			1,436,408			1,209,732
Unrealized gains (losses) on securities available for sale, net	(14,983)			(12,854)			16,594

Total assets	$15,975,253			$15,833,998			$14,270,289

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,360,367	$17,863	0.33%	$5,094,919	$20,090	0.39%	$4,399,031	$19,876	0.45%
Time deposits	2,342,283	29,928	1.28	2,708,919	37,466	1.38	2,728,354	48,291	1.77

Total interest bearing deposits	7,702,650	47,791	0.62	7,803,838	57,556	0.74	7,127,385	68,167	0.96
Short-term borrowings	156,733	590	0.38	328,438	1,387	0.42	192,392	1,154	0.60
Long-term borrowings (4)	2,893,951	119,996	4.15	2,904,893	122,369	4.21	2,964,555	129,692	4.37

Total interest bearing liabilities	10,753,334	168,377	1.57	11,037,169	181,312	1.64	10,284,332	199,013	1.94

Non-interest bearing deposits	3,565,672			3,228,183			2,611,207
Other liabilities	136,948			67,649			63,811
Shareholders’ equity	1,519,299			1,500,997			1,310,939

Total liabilities and shareholders’ equity	$15,975,253			$15,833,998			$14,270,289

Net interest income/interest rate spread (5)		455,609	2.81%		497,098	3.17%		480,888	3.37%

Tax equivalent adjustment		(7,889)			(7,217)			(6,077)

Net interest income, as reported		$447,720			$489,881			$474,811

Net interest margin (6)			3.14%			3.47%			3.71%
Tax equivalent effect			0.06			0.05			0.04

Net interest margin on a fully tax equivalent basis (6)			3.20%			3.52%			3.75%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$(2,593)	$(41,813)	$(44,406)	$87,338	$(52,881)	$34,457
Taxable investments	609	(12,782)	(12,173)	(17,760)	(21,219)	(38,979)
Tax-exempt investments*	3,682	(1,730)	1,952	2,081	817	2,898
Federal funds sold and other interest bearing deposits	181	22	203	149	(16)	133

Total increase (decrease) in interest income	1,879	(56,303)	(54,424)	71,808	(73,299)	(1,491)

Interest expense:
Savings, NOW and money market deposits	1,006	(3,233)	(2,227)	2,922	(2,708)	214
Time deposits	(4,824)	(2,714)	(7,538)	(342)	(10,483)	(10,825)
Short-term borrowings	(660)	(137)	(797)	646	(413)	233
Long-term borrowings and junior subordinated debentures	(460)	(1,913)	(2,373)	(2,576)	(4,747)	(7,323)

Total (decrease) increase in interest expense	(4,938)	(7,997)	(12,935)	650	(18,351)	(17,701)

Increase (decrease) in net interest income	$6,817	$(48,306)	$(41,489)	$71,158	$(54,948)	$16,210

*	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

Non-interest income represented 17 percent and 15 percent of total interest income plus non-interest income for 2013 and 2012, respectively. For the year ended December 31, 2013, non-interest income increased $7.7 million compared with 2012 mainly due to increases in net gains on securities transactions, gains on sales of assets and a decrease in other-than-temporary impairment charges on securities recognized in earnings, partially offset by decreases in net gains on sales of loans and other non-interest income. The following table presents the components of non-interest income for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Trust and investment services	$8,610	$7,690	$7,523
Insurance commissions	15,907	15,494	15,627
Service charges on deposit accounts	24,115	24,752	22,610
Gains on securities transactions, net	14,678	2,587	32,068
Net impairment losses on securities recognized in earnings	—	(5,247)	(19,968)
Trading gains, net:
Trading securities	28	219	1,015
Junior subordinated debentures carried at fair value	881	2,574	1,256

Total trading gains, net	909	2,793	2,271
Fees from loan servicing	7,020	4,843	4,337
Gains on sales of loans, net	33,695	46,998	10,699
Gains (losses) on sales of assets, net	10,947	(329)	426
Bank owned life insurance	5,962	6,855	7,380
Change in FDIC loss-share receivable	(8,427)	(7,459)	13,403
Other	15,237	21,969	15,921

Total non-interest income	$128,653	$120,946	$112,297

Net gains on securities transactions increased $12.1 million to $14.7 million for the year ended December 31, 2013 as compared to $2.6 million in 2012 largely due to a $10.7 million gain on sale of previously impaired trust preferred securities classified as available for sale that were issued by one deferring bank holding company. Valley sold these non-accrual debt securities for net proceeds of $52.5 million in for the fourth quarter of 2013. In addition, Valley recognized gains totaling $3.4 million during the first quarter of 2013 due to the sales of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock with amortized cost totaling $941 thousand. See Note 4 to the consolidated financial statements for more details on our gross gains and losses on securities transactions for each period.

Net impairment losses on securities decreased $5.2 million for the year ended December 31, 2013 as compared to 2012 as no credit impairment losses on securities were recognized during 2013. The net impairment losses for year ended December 31, 2012 were largely related to additional estimated credit losses on previously impaired trust preferred securities issued by one bank holding company. These interest deferring securities were sold during the fourth quarter of 2013. See the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements for further details on our investment securities impairment analysis and the other-than-temporarily impaired securities.

Net trading gains represent the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value and mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio. Net trading gains totaled $909 thousand for the year ended December 31, 2013 and primarily related to the change in the carrying value of the junior subordinated debentures during 2013. The debentures carried at fair value were fully redeemed during the second half of 2013. See Note 11 to the consolidated financial statements for further details regarding our redemption of the junior subordinated debentures.

Fees from loan servicing increased $2.2 million to $7.0 million for the year ended December 31, 2013 as compared to $4.8 million in 2012 mainly due to the high volume of loans originated for sale during the first half of 2013. Valley retains loan servicing on all loans originated and sold in the secondary market and includes its loan servicing rights asset in net other intangible assets within the consolidated statements of condition. During the second half of 2013, our amount of loans sold declined significantly (as discussed further below) and, as a result, we cannot guarantee that the positive trend in fees from loan servicing noted in the year ended December 31, 2013 will continue into 2014.

Net gains on sales of loans decreased $13.3 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to a significant decline in loans originated for sale as our new and refinanced loan origination volumes were slowed by the negative impact of the increase in the level of market interest rates since June 2013. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains (or losses) on our loans held for sale carried at fair value each period end. Actual sales of mortgages contributed approximately $38.4 million in gains for the year ended December 31, 2013 as compared to $43.1 million in 2012. The net change in the fair value of loans held for sale amounted to a $4.7 million loss as compared to a $3.9 million gain for the years ended December 31, 2013 and 2012, respectively, mainly due to a decrease in such loans originated and held at December 31, 2013. During the fourth quarter of 2013, we recognized only $1.5 million in gains as compared to $15.6 million for the same quarter in 2012. Due to the current level of market interest rates and level of consumer demand, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the first quarter of 2014. As a result, our gain on sales of loan may further decline during 2014. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.

Net gains on sale of assets increased $11.3 million for the year ended December 31, 2013 as compared to a $329 thousand loss for 2012 mostly as a result of the termination of a branch operating lease during the fourth quarter of 2013 related to a building sale-leaseback transaction entered into during 2007. As a result, the unamortized deferred gain of $11.3 million related to the original building sale (and scheduled to be amortized over the remaining lease term) was immediately recognized during the fourth quarter of 2013. The negotiated lease termination penalty recognized in the fourth quarter of 2013 was immaterial.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to an $8.4 million net reduction in non-interest income for the year ended December 31, 2013. This reduction was mainly due to the prospective recognition of decreases in the FDIC loss-share receivable caused by better than originally expected cash flows on certain pools and a reduction in the additional estimated credit impairment of certain loan pools (which also resulted in a $2.3 million credit to our provision for losses on covered loans for the year ended December 31, 2013). These decreases were partially offset by an increase in the receivable for the FDIC’s portion of reimbursable expenses incurred during the year. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 7 to the consolidated financial statements for further details.

Other non-interest income decreased $6.8 million to $15.2 million for the year ended December 31, 2013 as compared to $22.0 million for 2012. This decrease was largely the result of other non-interest income recognized during 2012 for the reversal of purchase accounting valuation liabilities totaling $7.4 million, which related to expired and unused lines of credit assumed in FDIC-assisted transactions. The reversal also resulted in a corresponding reduction in our FDIC loss-share receivable portion of such estimated losses as of the acquisition and was reflected in the change in FDIC loss-share receivable for the year ended December 31, 2012.

See the “Results of Operations—2012 Compared to 2011” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2011 to 2012.

Non-Interest Expense

Non-interest expense increased $6.4 million to $381.3 million for the year ended December 31, 2013 from $374.9 million for 2012. The increase from 2012 was mainly attributable to increases in other non-interest expense, the FDIC insurance assessment, and professional and legal fees, partially offset by decreases in salaries and employee benefits, amortization of other intangibles and advertising expense. The following table presents the components of non-interest expense for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
		(in thousands)
Salary and employee benefits expense	$194,410	$199,968	$176,307
Net occupancy and equipment expense	71,634	71,245	66,332
FDIC insurance assessment	16,767	14,292	12,759
Amortization of other intangible assets	8,258	9,783	9,315
Professional and legal fees	16,491	15,005	15,312
Advertising	6,127	7,103	8,373
Other	67,651	57,504	50,158

Total non-interest expense	$381,338	$374,900	$338,556

Salary and employee benefits expense decreased $5.6 million for the year ended December 31, 2013 as compared to 2012 largely due to decreases in our cash incentive compensation accruals, pension expense, and medical health insurance expense, partially offset by normal annual salary increases. Pension expense declined due to Valley’s decision in June 2013 to freeze the benefits earned under our qualified and non-qualified plans effective December 31, 2013. The freeze in the plans’ benefits is expected to reduce Valley’s total 2014 net periodic expense by approximately $11 million as compared to 2013. The $11 million expected decline in pension expense will be partially offset by additional expenses (projected to be approximately $3.6 million) related to Valley’s amendment to the Bank’s 401(k) plan to increase its dollar-for-dollar matching contribution to a maximum of six percent of eligible compensation contributed by an employee each pay period effective January 1, 2014. See Note 12 to the consolidated financial statements for further details on our benefit plans. Our health insurance expenses decreased due to improved experience during 2013. These medical expenses are at times volatile due to self-funding of a large portion of our insurance plan and therefore are expected to fluctuate based on our plan experience into the foreseeable future.

The FDIC insurance assessment increased $2.5 million in 2013 as compared to 2012 mostly due to a specific adjustment to our individual assessment made by the FDIC during the second quarter of 2013. Based upon current estimates, we do not anticipate a material change in our FDIC insurance assessment for the first quarter of 2014 as compared to $3.9 million recognized during the fourth quarter of 2013.

Amortization of other intangible assets decreased $1.5 million for the year ended December 31, 2013 as compared to 2012 mainly due to an increase in the net recoveries of impairment charges on certain loan servicing rights during 2013, partially offset by higher amortization expense caused, in part, by additional loan servicing rights recorded over the last twelve-month period. Valley recognized recoveries of impairment charges on its loan servicing rights totaling $2.5 million for the year ended December 31, 2013 as compared to net impairment charges of $376 thousand for 2012.

Professional and legal fees increased $1.5 million for the year ended December 31, 2013 as compared to 2012 mainly due to an increase in legal expenses related to general corporate matters, as well as the partial redemption of our junior subordinated debentures and related trust preferred securities in 2013. See Note 11 to the consolidated financial statements for further details.

Advertising expense decreased $976 thousand to $6.1 million for the year ended December 31, 2013 as compared to $7.1 million in 2012. The decrease was mainly caused by a lower volume of promotional activity for our residential mortgage refinance programs during 2013 partly due to the maturation of the refinance programs in our markets and the slowdown in consumer refinance activity during the second half of 2013.

Other non-interest expense increased $10.1 million for the year ended December 31, 2013 as compared to 2012. The increase was mainly due to a $10.2 million increase in the amortization of tax credit investments during 2013 as we invested to a greater extent in tax advantaged investments. Tax credit investments result in credits that directly reduce our income tax expense and effective tax rate (see the “Income Tax Expense” section below). During the fourth quarter of 2013, amortization of tax credit investments increased $5.9 million to $7.9 million from $2.0 million in the third quarter of 2013. Of the $5.9 million increase in amortized losses, $4.5 million is not expected to be incurred in the first quarter of 2014 due to the nature and timing of the projected future tax credits. Other significant components of other non-interest expense include data processing, telephone, service fees, debit card expenses, postage, stationery, insurance, and title search fees which all fluctuated by immaterial amounts as compared to 2012.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. Our efficiency ratio for the year ended December 31, 2013 was 66.16 percent as compared to 61.38 percent in 2012. The higher efficiency ratio during 2013 as compared to 2012 was largely due to a $42.2 million decline in net interest income from one year ago attributable to the negative impact of the prolonged low level of interest rates on our interest earning assets. See the “Net Interest Income” section for further details. We believe this non-GAAP measure provides a meaningful comparison of our operational performance, and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. As part of these efforts, we continue to evaluate the profitability of our entire 204 branch network, consisting of 108 leased and 96 owned locations. Where possible we will “right size” branches and their staff to better reflect the technological changes taking place in our delivery system (e.g., 24 hour on-line banking, remote deposit, etc.) which continue to be utilized by a higher percentage of our customer base each year, as well as the amount of lobby traffic at each branch. Additionally, we continuously monitor the profitability and customer traffic at each branch location and assess our ability to shrink the size of the office or close it when there is a negative long term outlook for the location and/or an opportunity to move existing customers to another branch location.

See the “Results of Operations—2012 Compared to 2011” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2011 to 2012.

Income Taxes

Income tax expense was $47.0 million for the year ended December 31, 2013, reflecting an effective tax rate of 26.3 percent, as compared to $66.7 million for the year ended 2012, reflecting an effective tax rate of 31.7 percent. The decrease in 2013 tax expense and tax rate was largely caused by the decline in pre-tax income (summarized under “Annual Results” in the “Executive Summary” section above) and an increase in tax credit investments in 2013.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 26 percent to 29 percent for 2014.

See additional information regarding our income taxes under our “Critical Accounting Policies and Estimates” section above, as well as Note 13 to the consolidated financial statements.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, which involves the allocation of uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. See Note 21 to the consolidated financial statements for the segments’ financial data.

Consumer lending. The consumer lending segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans and represented in aggregate 35.2 percent of the total loan portfolio at December 31, 2013. The duration of the residential mortgage loan portfolio (which represented 21.7 percent of our total loan portfolio at December 31, 2013) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 7.8 percent of total loans at December 31, 2013) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average interest earning assets in this segment decreased $26.0 million to approximately $3.9 billion for the year ended December 31, 2013 as compared to 2012. The modest decrease was mainly due to our “originate and sell” strategy for most of our new and refinanced residential mortgage loan originations during the first half of 2013. However, we have grown the consumer lending portfolio during the second half of 2013 through a higher percentage of mortgage loans originated for investment versus sale, purchased loans within both the residential and automobile loan portfolios, solid organic auto loan growth due to a strong U.S. auto market, and higher collateralized personal lines of credit usage.

Income before income taxes generated by the consumer lending segment decreased $25.9 million to $47.5 million for the year ended December 31, 2013 as compared to 2012 primarily due to decreases in both net interest income and non-interest income. Net interest income decreased $13.6 million for the year ended December 31, 2013 as compared to 2012 mainly due to lower yielding new and refinanced loans and a decrease in the mix of higher yielding residential mortgage loan balances within the segments composition. Non-interest income decreased $8.8 million to $75.0 million for 2013 as compared to $83.8 million one year ago. The decrease in non-interest income was mainly driven by a $13.3 million decline in gains on sales of loans as a result of the decrease in new and refinanced mortgage loan originations, partially offset by a $2.2 million increase in fees on loan servicing during 2013 as compared to 2012.

The net interest margin for the consumer lending segment decreased 33 basis points to 2.96 percent during 2013 as a result of a 42 basis point decrease in interest yield on average loans due to the low level of market interest rates during 2013, despite an increase in long-term interest rates during the second half of 2013. Offsetting some of this negative impact the segment’s funding costs decreased 9 basis points from 2012. Over the last twelve month period, our cost of funds continued to be positively impacted by the run-off of maturing high cost certificates of deposit, lower interest rates offered on most of our deposit products, as well as lower interest rates on customer repo balances.

The return on average interest earning assets before income taxes was 1.21 percent for 2013 compared to 1.86 percent for the prior year period.

Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $26.2 million of covered loans, totaled approximately $2.0 billion and represented 17.5 percent of the total loan portfolio at December 31, 2013. Commercial real estate loans and construction loans, including $61.5 million of covered loans, totaled $5.5 billion and represented 47.3 percent of the total loan portfolio at December 31, 2013.

Average interest earning assets in this segment decreased $24.3 million to $7.3 billion for the year ended December 31, 2013 as compared to 2012. This decrease was primarily attributable to continued strong market competition for quality commercial and industrial loan borrowers, elevated loan repayments (largely within the PCI loan portfolios) for much of the twelve month period, partially offset by strong origination volumes in the non-PCI commercial real estate loan portfolio, and to a lesser extent an increase in outstanding balances within our commercial lines of credit during 2013.

For the year ended December 31, 2013, income before income taxes for the commercial lending segment decreased $18.5 million to $106.3 million compared to 2012 primarily due to lower net interest income coupled with a decrease in non-interest income, partially offset by a decline in the provision for loan losses. Net interest income decreased $19.9 million to $303.2 million during 2013 as compared to $323.1 million for 2012 mainly due to lower interest rates on new and refinanced loans, as well repayments of higher yielding PCI loans. Non-interest income decreased $5.5 million for 2013 as compared to 2012 partly due to valuation write-downs on commercial OREO properties and other repossessed assets during 2013, and $968 thousand resulting from a decrease in our FDIC loss-share receivable related to covered loan pools with additional impairment after the date of acquisition. The provision for loan losses decreased $6.6 million during 2013 as compared to the same period in 2012 due to gradually improving delinquencies and economic outlook for the portfolio coupled with a $2.3 million credit to the provision for covered loans recorded during 2013 as a result of decline in additional estimated credit losses on certain loan pools.

The net interest margin for this segment decreased 26 basis points to 4.17 percent during 2013 mainly as a result of a 35 basis point decrease in the yield on average loans, partially offset by a 9 basis point decrease in the cost of our funding sources as compared to 2012. The return on average interest earning assets before income taxes was 1.46 percent for 2013 compared to 1.71 percent for the prior year period.

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

Average investments increased $182.8 million for the year ended December 31, 2013 as compared to 2012 primarily due to a high level of excess liquidity reinvested in investment securities, as well as maintained in overnight funds during most of the 2013 period mainly caused by large repayments within the loan portfolio and an increase in our average deposits over the last twelve months which both outpaced our average loan volumes.

For the year ended December 31, 2013, income before income taxes for the investment management segment decreased $12.5 million to $8.7 million compared to $21.3 million in 2012 primarily due to a $9.3 million decline in net interest income coupled with a $2.3 million increase in the internal transfer expense. The segment’s net interest income was negatively impacted by a decline in the yield on investments mainly resulting from the reinvestment of principal and interest received from higher yielding securities into new securities yielding lower market interest rates as well as an increase in the amortization of premiums on certain mortgage-backed securities during the first half of 2013.

The net interest margin decreased 44 basis points to 1.77 percent during the year ended December 31, 2013 as compared to 2012 as a result of a 53 basis point decrease in yield on investments, partially offset by 9 basis point decrease in costs associated with our funding sources. The return on average interest earning assets before income taxes was 0.29 percent for 2013 compared to 0.74 percent for the prior year period.

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

The pre-tax net income for the corporate segment totaled $16.4 million for the year ended December 31, 2013 as compared to a net loss of $9.2 million for 2012. The $25.6 million increase was mainly due to an increase in non-interest income. Non-interest income increased $22.8 million to $54.9 million for the year ended December 31, 2013 and was attributable to increases in both net gains on securities transactions and net gains on sales of assets. The net gains on securities transactions increased $12.1 million to $14.7 million for the year ended December 31, 2013 as compared to $2.6 million in 2012 largely due to a $10.7 million gain on sale of certain previously impaired trust preferred securities classified as available. The net gains on sales of assets increased $11.3 million for the year ended December 31, 2013 as compared to $329 thousand loss for 2012 mostly as a result of the termination of a branch operating lease during the fourth quarter of 2013 related to a building sale-leaseback transaction entered into during 2007.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2013. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2013. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2013. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2013 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2013. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2013.

The following table reflects management’s expectations of the change in our net interest income over the next twelve month-period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income

Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$ 3,737	0.84%
+100	(3,859)	(0.87)
-100	(11,351)	(2.56)

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next twelve months by 0.87 percent. Our balance sheet sensitivity to such a move in interest rates at December 31, 2013 decreased as compared to December 31, 2012 (which was an increase of 0.60 percent in net interest income over a 12 month period) due, in part, to a $328.1 million decrease in interest bearing deposits with banks, comprised mostly of overnight cash deposits that are immediately sensitive to a rise in interest rates. These cash deposits, largely held at the Federal Reserve Bank of New York, decreased due to the redeployment of such excess liquidity into less rate-sensitive new loans and investments during 2013. Additionally, our current interest rate sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate, which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we attempt to manage the Bank’s aggregate sensitivity in a manner to mitigate the potential lag in the portfolio’s re-pricing. We expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. During the second half of 2013, the yield on our taxable investment did improve for two consecutive quarters largely due to a reduction in premium amortization on securities caused by the sharp increase in the level of long-term market interest rates starting in June 2013.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at December 31, 2013 that currently pay fixed and receive floating rates. Additionally, we utilize fair value and non-designated hedge interest rate swaps at times to effectively convert fixed rate loans, deposits and long-term borrowings to floating rate instruments. Most of these actions are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and the majority of the interest rate caps negatively impacted our net interest income during the years ended December 31, 2013, 2012 and 2011. We expect this negative trend to continue into the foreseeable future (until the caps and swaps begin to expire in 2015) due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the ailing economy. See Note 14 to the consolidated financial statements for further details on our derivative transactions.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2013 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2014	2015	2016	2017	2018	Thereafter	Total Balance	Fair Value

	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.25%	$134,915	$—	$—	$—	$—	$—	$134,915	$134,915
Investment securities held to maturity	3.53	333,458	107,666	86,300	91,814	84,699	1,027,800	1,731,737	1,711,427
Investment securities available for sale	2.55	170,451	65,339	53,287	59,023	54,930	426,662	829,692	829,692
Trading securities	8.14	—	—	—	—	—	14,264	14,264	14,264
Loans held for sale, at fair value	3.46	10,488	—	—	—	—	—	10,488	10,488
Loans	4.28	4,631,743	1,564,068	1,277,401	1,036,716	900,216	2,157,468	11,567,612	11,407,965

Total interest sensitive assets	4.06%	$5,281,055	$1,737,073	$1,416,988	$1,187,553	$1,039,845	$3,626,194	$14,288,708	$14,108,751

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.21%	$1,915,454	$743,209	$743,209	$1,019,654	$250,299	$750,897	$5,422,722	$5,422,722
Time	1.28	1,377,162	265,347	190,472	246,949	68,307	31,032	2,179,269	2,206,427
Short-term borrowings	0.28	281,455	—	—	—	—	—	281,455	281,455
Long-term borrowings	4.03	—	400,000	364,500	1,005,000	315,000	707,806	2,792,306	3,036,953
Junior subordinated debentures	5.72	—	—	—	24,982	—	16,107	41,089	45,261

Total interest sensitive liabilities	1.44%	$3,574,071	$1,408,556	$1,298,181	$2,296,585	$633,606	$1,505,842	$10,716,841	$10,992,818

Interest sensitivity gap		$1,706,984	$328,517	$118,807	$(1,109,032)	$406,239	$2,120,352	$3,571,867	$3,115,933

Ratio of interest sensitive assets to interest sensitive liabilities		1.48:1	1.23:1	1.09:1	0.52:1	1.64:1	2.41:1	1.33:1	1.28:1

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2013 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, we used prepayment and decay rates to estimate deposit runoff.

Our cash flow derivatives are designed to protect us from upward movement in interest rates on certain deposits. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amount of our derivatives is not included in the table. We use various assumptions to estimate fair values. See Note 3 of the consolidated financial statements for further discussion of fair value measurements.

The total gap re-pricing within one year as of December 31, 2013 was a positive $1.7 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.48:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2013 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2012. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2013. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2013 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at December 31, 2013.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid ), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.3 billion, representing 9.3 percent of earning assets, at December 31, 2013 and $1.9 billion, representing 13.4 percent of earning assets, at December 31, 2012. The decrease in liquid assets in 2013 is largely due to decreases in cash, interest bearing deposits with banks and loans held for sale during 2013 caused, in part, by growth in our loans held for investment. Of the $1.3 billion of liquid assets at December 31, 2013, approximately $499 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $329.3 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2013) are projected to be approximately $3.7 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.1 billion and $9.9 billion for the years ended December 31, 2013 and 2012, respectively, representing 71.0 percent and 70.3 percent of average earning assets at December 31, 2013 and 2012, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2013:

2013
(in thousands)
Less than three months	$282,169
Three to six months	63,727
Six to twelve months	306,157
More than twelve months	364,468

Total	$1,016,521

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $400 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at December 31, 2013. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2013, our borrowing capacity under the Fed’s discount window was approximately $1.0 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”). Our short-term borrowings increased approximately $127.2 million to $281.5 million at December 31, 2013 as compared to $154.3 million at December 31, 2012 mainly due to higher repo balances and a $50.0 million increase in federal funds purchased. At December 31, 2013 and 2012, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$154,881	$169,662	$177,232
Maximum outstanding at any month-end during the period	231,455	189,359	212,849
Balance outstanding at end of period	231,455	154,323	212,849
Weighted average interest rate during the period	0.34%	0.45%	0.45%
Weighted average interest rate at the end of the period	0.27	0.26	0.25

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts and subordinated notes (issued in September 2013). These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts and subordinated note holders, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as potential new borrowed funds from outside sources. In the event Valley would exercise the right to defer payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities, Valley would be unable to pay dividends on its common stock until the deferred payments are made.

As part of our on-going asset/liability management strategies, Valley could use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures issued to Capital Trusts using Valley’s own funds and/or dividends received from the Bank, as well as new borrowed funds or capital issuances. On July 26, 2013, we redeemed $15.0 million of the principal face value of the trust preferred securities issued by VNB Capital Trust I and approximately $15.5 million of the principal face amount of the related outstanding junior subordinated debentures carried at fair value within our interest bearing liabilities. On October 25, 2013, we redeemed all of the remaining 7.75 percent junior subordinated debentures issued to VNB Capital Trust I with an aggregate contractual principal balance of $131.3 million. The Capital Trust simultaneously redeemed all of its trust preferred securities, as well as all of the outstanding common securities of the Capital Trust. Valley used the net proceeds from its $125 million subordinated note issuance in September 2013, as well as other available funds, to redeem the debentures.

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

As of December 31, 2013, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae.

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

Investment securities at December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
	(in thousands)
Held to maturity
U.S. Treasury securities	$139,255	$99,869	$100,018
U.S. government agency securities	4,427	—	—
Obligations of states and political subdivisions:
Obligations of states and state agencies	192,653	180,304	119,356
Municipal bonds	353,233	326,169	313,928

Total obligations of states and political subdivisions	545,886	506,473	433,284

Residential mortgage-backed securities	886,043	813,647	1,180,104
Trust preferred securities	103,458	127,505	193,312
Corporate and other debt securities	52,668	52,213	52,198

Total investment securities held to maturity (amortized cost)	$1,731,737	$1,599,707	$1,958,916

Available for sale
U.S. Treasury securities	$84,665	$97,625	$—
U.S. government agency securities	48,627	45,762	90,748
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,643	213	379
Municipal bonds	27,057	16,414	19,835

Total obligations of states and political subdivisions	37,700	16,627	20,214

Residential mortgage-backed securities	508,029	510,154	310,137
Trust preferred securities	19,215	57,432	70,424
Corporate and other debt securities	83,398	30,708	33,044

Total debt securities	781,634	758,308	524,567
Equity securities	48,058	49,508	41,953

Total investment securities available for sale (fair value)	$829,692	$807,816	$566,520

Trading
Trust preferred securities	$14,264	$22,157	$21,938

Total trading securities (fair value)	$14,264	$22,157	$21,938

Total investment securities	$2,575,693	$2,429,680	$2,547,374

As of December 31, 2013, total investments increased $146 million or 6.0 percent as compared to 2012 due, in part, to purchases of U.S Treasury securities, obligations of states political subdivisions, and residential mortgage-backed securities mainly issued by Fannie Mae and Ginnie Mae, (which are fully guaranteed by the U.S. Government) mostly within the held to maturity portfolio. These increases were partially offset by a decrease trust preferred securities classified as available for sale primarily due to the sale of our previously impaired securities, issued by one deferring bank company, during the fourth quarter of 2013.

At December 31, 2013, we had $886.0 million and $508.0 million of residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively. Approximately 63 percent and 78 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The residential mortgage-backed securities also include $1.0 million and $36.0 million of private label mortgage-backed securities classified as held to maturity and available for sale, respectively, at December 31, 2013. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2013 was issued by either Freddie Mac or Fannie Mae.

Our trading securities portfolio consisted of two and three single-issuer bank trust preferred securities at December 31, 2013 and 2012, respectively. During 2013, one trading security was called for early redemption. There was no other trading activity in the portfolio during 2013.

The following table presents the maturity distribution schedule (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2013:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity
U.S. Treasury securities	$—	—%	$—	—%	$106,826	2.91%	$32,429	3.06%	$139,255	2.94%
U.S. government agency securities	—	—	—	—	—	—	4,427	3.20	4,427	3.20
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	554	0.78	57,946	3.95	134,153	4.74	192,653	4.49
Municipal bonds	112,007	1.20	18,697	4.61	148,032	5.09	74,497	4.48	353,233	3.70

Total obligations of states and political subdivisions	112,007	1.20	19,251	4.50	205,978	4.77	208,650	4.65	545,886	3.98

Residential mortgage-backed securities (4)	—	—	3,582	4.68	5,708	3.51	876,753	2.96	886,043	2.97
Trust preferred securities	—	—	—	—	—	—	103,458	5.66	103,458	5.66
Corporate and other debt securities	17,992	5.25	25,444	5.61	250	4.18	8,982	6.52	52,668	5.64

Total	$129,999	1.76%	$48,277	5.10%	$318,762	4.12%	$1,234,699	3.50%	$1,731,737	3.53%

Available for sale
U.S. Treasury securities	$—	—%	$—	—%	$45,133	1.60%	$39,532	2.80%	$84,665	2.16%
U.S. government agency securities	—	—	4,984	0.50	15,505	1.47	28,138	(0.69)	48,627	0.12
Obligations of states and political subdivisions: (3)									—
Obligations of states and state agencies	46	12.88	—	—	—	—	10,597	3.12	10,643	3.16
Municipal bonds	115	7.26	5,079	(1.08)	8,402	0.25	13,461	3.86	27,057	1.83

Total obligations of states and political subdivisions	161	8.84	5,079	(1.08)	8,402	0.25	24,058	3.53	37,700	2.20

Residential mortgage-backed securities (4)	36	5.80	6,664	4.45	21,926	6.29	479,403	2.60	508,029	2.78
Trust preferred securities	—	—	—	—	—	—	19,215	2.07	19,215	2.07
Corporate and other debt securities	—	—	44,741	1.46	32,952	3.70	5,705	7.88	83,398	2.78

Total (5)	$197	8.28%	$61,468	1.49%	$123,918	2.88%	$596,051	2.53%	$781,634	2.50%

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

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not Valley expects to collect all contractual cash flows. Valley also evaluated its investment securities held as of December 31, 2013 to identify those that meet the definition of a Covered Fund as set forth in the final rules issued on December 10, 2013 to implement section 619 of the Dodd-Frank Wall Street Reform and

Consumer Protection Act (commonly referred to as the “Volcker Rule”). In that regard, Valley considered the impact of the related interim final rule issued by its primary banking regulators on January 14, 2014 to address the treatment of certain collateralized debt obligations backed primarily by trust preferred securities (TruPS CDOs), including the non-exclusive list of TruPS CDOs that are exempt from the Covered Fund provisions under the interim final rule. Valley identified no investments held as of December 31, 2013 that meet the definition of a Covered Fund and that are required to be divested by July 21, 2015 (or before recovery of their individual amortized cost basis) under the foregoing rules. See “Other-Than-Temporary Impairment Analysis” section of Note 4 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2013.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,172,391	$20,053	$(30,655)	$1,161,789
AA Rated	271,335	5,325	(8,285)	268,375
A Rated	20,862	752	—	21,614
BBB Rated	67,434	4,759	(88)	72,105
Non-investment grade	30,061	39	(457)	29,643
Not rated	169,654	34	(11,787)	157,901

Total investment securities held to maturity	$1,731,737	$30,962	$(51,272)	$1,711,427

Available for sale investment grades:*
AAA Rated	$662,319	$4,068	$(37,023)	$629,364
AA Rated	13,349	664	(555)	13,458
A Rated	48,607	818	(2,838)	46,587
BBB Rated	72,604	789	(1,410)	71,983
Non-investment grade	42,218	1,663	(4,063)	39,818
Not rated	27,807	1,048	(373)	28,482

Total investment securities available for sale	$866,904	$9,050	$(46,262)	$829,692

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $169.7 million in investments not rated by the rating agencies with aggregate unrealized losses of $11.8 million at December 31, 2013. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2013, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes non-investment grade rated investments with amortized costs and fair values totaling $42.2 million and $39.8 million, respectively, at December 31, 2013. The $4.1 million in unrealized losses for this category are largely related to 1 private label mortgage-backed security with a total loss of $1.2 million and 4 trust preferred securities (including 2 previously impaired pooled trust preferred securities). See “Other-than-Temporarily Impaired Securities” section below for further details.

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

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(in thousands)
Held to maturity:
Trust preferred securities	$—	$—	$18,314
Available for sale:
Residential mortgage-backed securities	—	722	829
Trust preferred securities	—	4,525	825

Net impairment losses on securities recognized in earnings	$—	$5,247	$19,968

Impaired Trust Preferred Securities. In 2011, Valley recognized credit impairment charges totaling $18.3 million related to the trust preferred securities of two issuances by one bank holding company, which were classified as held to maturity and subsequently transferred to the available for sale portfolio. In 2012, Valley recognized additional estimated credit losses of $4.5 million on these securities due to further credit deterioration in the financial condition of the issuer. See the “Other-Than-Temporarily Impaired Analysis” section in Note 4 to the consolidated financial statements for further details.

The other-than-temporary impairment charges on trust preferred securities classified as available for sale reported in the table above for the year ended December 31, 2011 all relate to two pooled trust preferred securities. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities. At December 31, 2013, the two previously impaired pooled trust preferred securities had a combined amortized cost of $5.4 million and fair value of $3.8 million, respectively.

All of the previously impaired trust preferred securities discussed above were not accruing interest since December 31, 2011. As disclosed in Note 1 the consolidated financial statements, Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Impaired Residential Mortgage-Backed Securities. During 2012, Valley recognized net impairment losses of $722 thousand on residential mortgage-backed securities in earnings due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. Of the six impaired securities, one of the securities was responsible for the total other-than-temporary impairment losses on residential mortgage-backed securities available for sale during 2011 as shown in the table above. At December 31, 2013, the previously impaired private label mortgage-backed securities had a combined amortized cost of $24.6 million and fair value of $24.8 million, respectively.

Loan Portfolio

The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Non-covered loans
Commercial and industrial	$1,995,084	$2,084,826	$1,878,387	$1,825,066	$1,801,251
Commercial real estate:
Commercial real estate	4,981,675	4,417,709	3,574,089	3,378,252	3,500,419
Construction	429,231	425,444	411,003	428,232	440,046

Total commercial real estate	5,410,906	4,843,153	3,985,092	3,806,484	3,940,465

Residential mortgage	2,499,965	2,462,429	2,285,590	1,925,430	1,943,249
Consumer:
Home equity	449,009	485,458	469,604	512,745	566,303
Automobile	901,399	786,528	772,490	850,801	1,029,958
Other consumer	215,084	179,731	136,634	88,614	88,845

Total consumer loans	1,565,492	1,451,717	1,378,728	1,452,160	1,685,106

Total non-covered loans	11,471,447	10,842,125	9,527,797	9,009,140	9,370,071

Covered loans (1)	96,165	180,674	271,844	356,655	—

Total loans (2)	$11,567,612	$11,022,799	$9,799,641	$9,365,795	$9,370,071

As a percent of total loans:
Commercial and industrial	17.3%	19.0%	19.2%	19.5%	19.2%
Commercial real estate	46.8	43.9	40.6	40.6	42.1
Residential mortgage	21.6	22.3	23.3	20.6	20.7
Consumer loans	13.5	13.2	14.1	15.5	18.0
Covered loans	0.8	1.6	2.8	3.8	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.
(2)

Total loans are net of unearned discounts and deferred loan fees totaling $5.6 million, $3.4 million, $7.5 million, $9.3 million, and $8.7 million at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

Purchased credit-impaired (PCI) loans, which include loans acquired in FDIC-assisted transactions (“covered loans”) subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2013, our non-covered loan portfolio included $710.1 million of PCI loans. See further details regarding these transactions and the non-covered PCI loans at Notes 1 and 5 to the consolidated financial statements and our MD&A discussion below.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $629.3 million to $11.5 billion at December 31, 2013 from December 31, 2012 largely due to as a strong organic loan growth within the commercial real estate portfolio (excluding construction) experienced mostly throughout the second half of 2013, as well as an increase in automobile loans, partially offset by a decline in all non-covered PCI loan categories (but primarily within the commercial real estate loan category) during 2013 as compared with 2012.

Commercial and industrial loans decreased $89.7 million to $2.0 billion at December 31, 2013 as compared to 2012 primarily due to a $77.1 million decrease in non-covered PCI loans, and low level of new loan volumes that were more than offset by normal repayment and refinance activity. Our non-PCI commercial and industrial loans decreased only $12.6 million from December 31, 2012, despite continued strong market competition for new quality borrowers, and soft demand from our existing borrowers during 2013.

Commercial real estate loans (excluding construction loans) increased $564.0 million to $5.0 billion at December 31, 2013 from December 31, 2012, despite being partially offset by a $185.8 million decrease in non-covered PCI loans. During 2013, strong loan origination volumes were seen across many types of commercial real estate borrowers, but continued to be led by co-op building loans within our New York City markets, as well as rental apartment buildings primarily in New Jersey. These loan types typically have the added benefit of a low risk profile due, in part, to the quality of the collateral, generally low loan to value ratios and the economic strength of the marketplace, which has a favorable impact on the overall level of allocations necessary for commercial real estate loans within our allowance for loan losses. The decline in the non-covered PCI loans was due to normal payments, as well as prepayments caused by strong competition in the Long Island market and, to some extent, excess borrower liquidity. Construction loans totaling $429.2 million at December 31, 2013 increased only $3.8 million from 2012 mainly due to a moderate increase in advances on existing construction loans projects and new loan demand mainly in our New Jersey market.

Residential mortgage loans increased $37.5 million at December 31, 2013 as compared to one year ago. Residential mortgage loan growth was limited by our loan originations for sale in the secondary market during the year ended December 31, 2013. Our new and refinanced residential mortgage loan originations of $1.4 billion during the year ended December 31, 2013 decreased 29 percent as compared to $2.0 billion in 2012. During both 2013 and 2012, a large portion of these loans were originated for sale resulting in gains on sales of loans totaling $33.7 million and $47.0 million, respectively, within our non-interest income. Our residential mortgage pipeline was robust for the first half of 2013 mainly due to the continued success of our low fixed-price refinance programs and the low level of market interest rates. However, during the second half of 2013, we experienced an expected sharp decline in residential mortgage loan origination activity largely due to the higher level of long-term market interest rates starting June 2013. From time to time, we purchase residential mortgage loans, as well as automobile loans, originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. Of the $1.4 billion in new and refinanced residential mortgage loans ended December 31, 2013, we retained 32 percent in our loan portfolio at December 31, 2013. Given the current interest rate environment and level of consumer demand, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the first quarter of 2014 and in the amount of our residential mortgage loans originated for sale, as the higher yielding loans may become more attractive to hold in our loan portfolio. Despite the expected negative impact of the increase in market interest rates on consumer refinance activity and our level of net gains on sales of mortgage loans, we expect that such higher rates could have a positive impact on our net interest income if we continue to shift to an “originate and hold” model. However, our outlook for the housing market recovery remains somewhat guarded as the QM Rule and other lending regulations imposed by the Dodd-Frank Act may slow the recovery’s progress in 2014.

Total consumer loans increased $113.8 million from December 31, 2012 due to an increase in automobile and other consumer loans, partially offset by a decrease in home equity loan portfolios. Automobile loans increased $114.9 million, or 14.6 percent, from December 31, 2012, mostly due to organic loan growth driven by a strong U.S. auto market, supplemented by our purchase of $21.5 million in auto loans from third party originators during 2013. We believe that the current industry outlook for 2014 auto sales is positive; however, strong competition for credits meeting our strict underwriting standards and unemployment may restrict the perceived benefits of such sale projections to Valley’s ability to grow auto loans during 2014. Other consumer loans increased $35.4 million in 2013 to $215.1 million at December 31, 2013 as compared to 2012 mainly due to an increased volume and higher usage of collateralized personal lines of credit. Home equity loans declined $36.5 million in 2013 as compared to one year ago as a result of continued normal repayment activity outpacing new loan origination volumes in 2013 due to, among other factors, many borrowers electing to rollover loan balances into refinanced first residential mortgages, sustained elevated unemployment levels, as well as our strict underwriting standards. In addition, non-covered PCI loans within this category decreased $8.4 million in 2013 from December 31, 2012.

Despite the overall loan growth in 2013, we may not experience significant organic loan growth in many of our loan categories during the first quarter of 2014 and beyond due to uncertain government fiscal policies, elevated unemployment levels, increased competition for new and existing borrowers, a higher level of market interest rates (particularly on residential mortgage loans) and an unexpected slowdown in the economic recovery. Much of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of smaller auto and residential mortgage loan portfolios derived from the neighboring state of Pennsylvania, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.

The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our non-covered loan portfolio as of December 31, 2013:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$ 569,402	$276,582	$19,459	$865,443
Commercial and industrial—adjustable-rate	743,226	361,015	25,400	1,129,641
Construction—fixed-rate	45,107	70,863	—	115,970
Construction—adjustable-rate	121,844	191,417	—	313,261

	$1,479,579	$899,877	$44,859	$2,424,315

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

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans, which are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans for which the Bank will share losses with the FDIC, totaled $710.1 million and $96.3 million, respectively, at December 31, 2013. Our covered loans, consisting primarily of commercial real estate loans and commercial and industrial loans were acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions in 2010. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, aggregate fair value and expected cash flows.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the years ended December 31, 2013 and 2012.

	2013		2012
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$986,990	$126,749	$—	$—
Acquisitions	—	—	1,205,676	186,198
Accretion	49,435	(49,435)	59,449	(59,449)
Payments received	(326,322)	—	(278,135)	—
Net increase in expected cash flows	—	120,884	—	—

Balance, end of the period	$710,103	$198,198	$986,990	$126,749

Covered loans, net:
Balance, beginning of the period	$171,182	$42,560	$258,316	$66,724
Accretion	17,023	(17,023)	24,164	(24,164)
Payments received	(91,414)	—	(104,275)	—
Net increase in expected cash flows	—	64	—	—
Transfers to other real estate owned	(9,972)	—	(7,023)	—
Provision for losses on covered loans	2,276	—	—	—

Balance, end of the period	$89,095	$25,601	$171,182	$42,560

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The $120.9 million net increase in expected cash flows for non-covered PCI loans during the year ended December 31, 2013 was largely due to additional cash flows caused by longer than originally expected durations for certain loans which increased the average expected life of our non-covered PCI loans (which represent 88 percent of total PCI loans at December 31, 2013) from 2.5 years (at the date of acquisition) to approximately 4.0 years. Additionally, a $20.1 million decrease in the expected credit losses for certain non-covered pools is another component of the net increase in cash flows.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $7.1 million at December 31, 2013 as compared to $9.5 million at December 31, 2012. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the year ended December 31, 2013, we recorded a credit to the provision for losses on covered loans totaling $2.3 million as a component of our provision for credit losses in the consolidated statement of income due to declines in additional estimated credit impairment since acquisition.

Although we recognized additional credit impairment for certain covered pools prior to 2012, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. We reduced the FDIC loss-share receivable by $10.5 million during 2013 due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable.

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

The following table presents changes in the FDIC loss-share receivable for the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Balance, beginning of the period	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	130	325
Effect of additional cash flows on covered loans (prospective recognition)	(10,465)	(7,767)
Decrease in the provision for losses on covered loans	(2,783)	—
Other reimbursable expenses	4,691	5,467
Reimbursements from the FDIC	(3,812)	(21,935)
Other	—	(5,484)

Balance, end of the period	$32,757	$44,996

The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $8.4 million and $7.5 million for the years ended December 31, 2013 and 2012, respectively, and a $13.4 million increase in non-interest income for the year ended December 31, 2011. The 2012 reductions in non-interest income included $5.5 million mainly related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which had expired during the second quarter of 2012.

See Note 5 to the consolidated financial statements for further details on our covered loans, FDIC loss-share receivable, and the FDIC-assisted transactions.

Non-performing Assets

Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of four aircraft and several automobiles) and non-accrual debt securities at December 31, 2013. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are generally reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets over the last five years and has decreased significantly at December 31, 2013 as compared to 2012 (as shown in the table below). For details regarding performing and non-performing PCI loans, see the “Credit quality indicators” section in Note 5 to the consolidated financial statements.

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

The following tables set forth by loan category, accruing past due and non-performing assets on non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Accruing past due loans (1)
30 to 59 days past due
Commercial and industrial	$6,398	$3,397	$3,683	$8,243	$8,512
Commercial real estate	9,142	11,214	10,355	12,959	4,039
Construction	1,186	1,793	1,522	2,804	1,834
Residential mortgage	6,595	13,730	6,125	10,720	9,792
Consumer	3,792	5,887	7,458	11,831	18,439

Total 30 to 59 days past due	27,113	36,021	29,143	46,557	42,616

60 to 89 days past due
Commercial and industrial	$571	$181	$664	$5,609	$3,437
Commercial real estate	2,442	2,031	2,760	1,604	500
Construction	4,577	4,892	1,130	—	—
Residential mortgage	1,939	5,221	2,371	1,962	2,670
Consumer	784	1,340	1,517	2,807	4,396

Total 60 to 89 days past due	10,313	13,665	8,442	11,982	11,003

90 or more days past due
Commercial and industrial	$233	$283	$657	$12	$2,191
Commercial real estate	7,591	2,950	422	—	250
Construction	—	2,575	1,823	196	—
Residential mortgage	1,549	2,356	763	1,556	1,421
Consumer	118	501	351	723	1,263

Total 90 or more days past due	9,491	8,665	4,016	2,487	5,125

Total accruing past due loans	$46,917	$58,351	$41,601	$61,026	$58,744

Non-accrual loans (1)
Commercial and industrial	$21,029	$22,424	$26,648	$13,721	$17,424
Commercial real estate	43,934	58,625	42,186	32,981	29,844
Construction	8,116	14,805	19,874	27,312	19,905
Residential mortgage	19,949	32,623	31,646	28,494	22,922
Consumer	2,035	3,331	3,910	2,547	1,869

Total non-accrual loans	95,063	131,808	124,264	105,055	91,964

Other real estate owned (OREO) (2)	19,580	15,612	15,227	10,498	3,869
Other repossessed assets	6,378	7,805	796	1,707	2,565
Non-accrual debt securities (3)	3,771	40,303	27,151	—	—

Total non-performing assets (NPAs)	$124,792	$195,528	$167,438	$117,260	$98,398

Performing troubled debt restructured loans	$107,037	$105,446	$100,992	$89,696	$19,072
Total non-accrual loans as a % of loans	0.82%	1.20%	1.27%	1.12%	0.98%
Total NPAs as a % of loans and NPAs	1.07	1.74	1.68	1.24	1.04
Total accruing past due and non-accrual loans as a % of loans	1.23	1.73	1.69	1.77	1.61
Allowance for losses on non-covered loansas a % of non-accrual loans	112.08	91.58	96.79	112.63	110.90

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.
(2)

This table excludes OREO properties related to the FDIC-assisted transactions totaling $12.3 million, $ 8.9 million, $ 6.4 million and $ 7.8 million at December 31, 2013, 2012, 2011 and 2010, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)

Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of unrealized losses totaling $1.6 million, $6.9 million and $24.6 million at December 31, 2013, 2012 and 2011, respectively.

Total NPAs decreased $70.7 million to $124.8 million at December 31, 2013 compared to $195.5 million at December 31, 2012. The decrease was largely due to declines of $36.7 million and $36.5 million in non-accrual loans and non-accrual debt securities, respectively, partially offset by a $4.0 million increase in OREO property balances at December 31, 2013. Approximately 76 percent of the total non-accrual loans are comprised of commercial real estate, construction and residential mortgage loans. The combined loan charge-offs totaling $15.3 million related to these loan categories remained relatively unchanged from 2012, as Valley continues to have very low loss rates on such loans due to its conservative underwriting standards, including conservative loan to value ratios. The 90.6 percent decrease in non-accrual debt securities from December 31, 2012 was primarily due to our sale of previously impaired trust preferred securities issued by one deferring bank holding company during the fourth quarter of 2013, which had a combined carrying value (or fair value) of $36.7 million at December 31, 2012. The $3.8 million of non-accrual debt securities at December 31, 2013 consists of two previously impaired pooled trust preferred security issuances with an aggregate unamortized cost of $5.4 million (see additional information at the “Investment Securities Portfolio” section of this MD&A).

Loans past due 30 to 59 days decreased $8.9 million to $27.1 million at December 31, 2013 compared to $36.0 million at December 31, 2012 mainly due to a decline of $7.1 million in residential mortgage loans and moderately improved performance across all other loan types within this delinquency category, except for commercial and industrial loans. Within the commercial real estate loan category totaling $9.1 million at December 31, 2013, $4.0 million represents two performing matured loans in the normal process of renewal.

Loans past due 60 to 89 days decreased $3.4 million to $10.3 at December 31, 2013 as compared to $13.7 million at December 31, 2012 mainly due to a $3.3 million decrease in residential mortgage loans, as most other loan types within this delinquency category remained materially unchanged at December 31, 2013. However, construction loans totaling $4.6 million at December 31, 2013 represents one performing matured loan in the normal process of renewal.

Loans 90 days or more past due and still accruing increased only $826 thousand to $9.5 million at December 31, 2013 compared to $8.7 million one year ago. Of the $9.5 million of loans within this category, $7.6 million represents performing matured commercial real estate loans to one borrowing relationship which are in the normal process of renewal. These matured commercial real estate loans were subsequently renewed in the first quarter of 2014 and are currently performing to the contractual loan terms. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans decreased $36.7 million to $95.1 million at December 31, 2013 as compared to $131.8 million at December 31, 2012. The year over year decrease was due, in part, to $13.5 million of loans transferred to OREO, large impaired loan repayments totaling $8.7 million, as well as partial loan charge-offs related to the valuation of certain collateral dependent loans during 2013 as compared to 2012. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans and the valuation of the underlying collateral, if applicable. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $191.3 million at December 31, 2013 and had $23.5 million in related specific reserves included in our total allowance for loan losses.

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $4.8 million, $7.2 million, and $6.9 million for the years ended December 31, 2013, 2012, and 2011, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $1.3 million, $590 thousand and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

OREO (which consists of 51 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC, increased $4.0 million to $19.6 million at December 31, 2013 as compared to $15.6 million at December 31, 2012. The increase was mostly due to completed foreclosures of 44 properties totaling $13.5 million (after partial charge-offs to the allowance for loan losses at the transfer date) partially offset by sales of 24 properties totaling $8.1 million and the OREO valuation write-downs totaling $1.4 million during 2013. Our residential mortgage loan foreclosure activity remains relatively low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. Although, we have experienced an increase in the amount of foreclosures working through the courts in 2013 as compared to 2012, we believe this lengthy legal process still negatively impacts the level of our non-accrual loans, NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets as of December 31, 2013.

Other repossessed assets, mainly consisting of 4 aircraft, totaled $6.4 million at December 31, 2013 as compared to $7.6 million at December 31, 2012. The decrease from December 31, 2012 was largely due to valuation losses of approximately $1.2 million recognized during 2013 which were primarily related to 1 of the 4 aircraft.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $107.0 million at December 31, 2013 and consisted of 98 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $105.4 million at December 31, 2012. On an aggregate basis, the $107.0 million in performing TDRs at December 31, 2013 had a modified weighted average interest rate of approximately 4.83 percent as compared to a pre-modification weighted average interest rate of 5.50 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.

Potential Problem Loans

Although we believe that substantially all risk elements at December 31, 2013 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $152.6 million and $165.9 million in potential problem loans at December 31, 2013 and 2012, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2013, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2013.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $69.1 million of covered loans, represent approximately 73 percent of total loans at December 31, 2013. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within the region.

Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence in New Jersey and New York and counties contiguous thereto (including eastern Pennsylvania). We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2013 was 59 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 764. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are primarily originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

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

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2013, a $23.5 million specific valuation allowance was included in the allowance for credit losses related to $191.3 million of impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Average loans outstanding	$11,187,968	$11,238,269	$9,608,480	$9,474,994	$9,705,909

Beginning balance—Allowance for credit losses	$132,495	$136,185	$126,504	$103,655	$94,738

Loans charged-off:
Commercial and industrial	(19,837)	(16,103)	(29,229)	(15,475)	(16,981)
Commercial real estate	(7,060)	(9,596)	(6,305)	(1,823)	(3,110)
Construction	(3,786)	(2,092)	(4,053)	(1,738)	(1,197)
Residential mortgage	(4,446)	(3,518)	(3,222)	(3,741)	(3,488)
Consumer	(5,120)	(5,339)	(5,906)	(10,882)	(17,689)

	(40,249)	(36,648)	(48,715)	(33,659)	(42,465)

Charged-off loans recovered:
Commercial and industrial	4,219	4,475	2,365	4,121	449
Commercial real estate	816	222	134	156	75
Construction	929	50	197	—	—
Residential mortgage	768	701	129	97	36
Consumer	2,039	1,958	2,236	2,678	2,830

	8,771	7,406	5,061	7,052	3,390

Net charge-offs (1)	(31,478)	(29,242)	(43,654)	(26,607)	(39,075)
Provision charged for credit losses	16,095	25,552	53,335	49,456	47,992

Ending balance—Allowance for credit losses	$117,112	$132,495	$136,185	$126,504	$103,655

Components of allowance for credit losses:
Allowance for non-covered loans	$106,547	$120,708	$120,274	$118,326	$101,990
Allowance for covered loans	7,070	9,492	13,528	6,378	—

Allowance for loan losses	113,617	130,200	133,802	124,704	101,990

Allowance for unfunded letters of credit	3,495	2,295	2,383	1,800	1,665

Allowance for credit losses	$117,112	$132,495	$136,185	$126,504	$103,655

Components of provision for credit losses:
Provision for losses on non-covered loans	$17,171	$25,640	$31,242	$42,943	$47,821
Provision for losses on covered loans	(2,276)	—	21,510	6,378	—

Provision for loan losses	14,895	25,640	52,752	49,321	47,821

Provision for unfunded letters of credit	1,200	(88)	583	135	171

Provision for credit losses	$16,095	$25,552	$53,335	$49,456	$47,992

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.28%	0.22%	0.30%	0.28%	0.40%
Ratio of net charge-offs during the period to average loans outstanding	0.28	0.26	0.45	0.28	0.40
Allowance for non-covered loan losses as a % of non-covered loans	0.93	1.11	1.26	1.31	1.09
Allowance for credit losses as a % of total loans	1.01	1.20	1.39	1.35	1.11

(1)	Includes covered loans charge-offs totaling $146 thousand, $4.0 million and $14.4 million during 2013, 2012 and 2011, respectively. There were no charge-offs of covered loans during 2010.

Net charge-offs have remained relatively low in the last five years as compared to most of our peers despite the 2008 economic recession and the economy’s slow paced recovery since 2010. During this five-year period, our net charge-offs were at a high of 0.45 percent of average loans during 2011 and a low of 0.26 percent in 2012. During 2013, our net charge-offs increased $2.3 million to $31.5 million as compared to 2012 mainly due to higher charge-offs in the commercial and industrial loan and construction loan categories (shown in the table above), partially offset by a decrease in the commercial real estate category. The lower level of commercial real estate charge-offs was mostly due to a $3.9 million decrease in charge-offs of covered PCI loan pools during 2013. The charge-offs of impaired covered loans are substantially covered by loss-sharing agreements with the FDIC. Despite the improving outlook for our loan portfolio and the economy, there can be no assurance that our levels of net-charge-offs will improve during 2014, and not deteriorate in the future.

The provision for credit losses decreased $9.5 million to $16.1 million in 2013 compared to $25.6 million in 2012 mainly due to a $8.5 million decrease in the provision for non-covered loans caused by several factors, including improved expected loss experience and outlook for most of the loan portfolio categories, the lack of meaningful loan growth within the commercial and industrial loan portfolio and moderately improving economic indicators during 2013. Additionally, during 2013, we recorded a $2.3 million credit to the provision for losses on covered loans related to a decrease in the estimated additional credit impairment of certain loan pools subsequent to acquisition. These decreases were partially offset by a $1.2 million increase in the provision for unfunded letters of credit largely related to $2.2 million in standby letters of credit for one large commercial loan relationship partially charged-off during the third quarter of 2013.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2013		2012		2011		2010		2009
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$54,534	17.3%	$59,260	18.9%	$65,076	19.2%	$58,229	19.5%	$50,932	19.2%
Commercial real estate:
Commercial real estate	25,570	43.1	24,651	40.1	19,222	36.4	15,755	36.0	10,253	37.4
Construction	10,341	3.7	17,393	3.9	12,905	4.2	14,162	4.6	15,263	4.7
Residential mortgage	7,663	21.6	9,361	22.3	9,058	23.3	9,128	20.6	5,397	20.7
Consumer	4,356	13.5	5,542	13.2	8,677	14.1	14,499	15.5	15,480	18.0
Unallocated	7,578	—	6,796	—	7,719	—	8,353	—	6,330	—

Allowance for non-covered loans and unfunded letters of credit	110,042		123,003		122,657		120,126		103,655
Allowance for covered loans	7,070	0.8	9,492	1.6	13,528	2.8	6,378	3.8	—	—

Total allowance for credit losses	$117,112	100.0%	$132,495	100.0%	$136,185	100.0%	$126,504	100.0%	$103,655	100.0%

*	Includes the allowance for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.96 percent at December 31, 2013 as compared to 1.17 percent at December 31, 2012. At

December 31, 2013, the expected loss experience declined for most loan categories as compared to December 31, 2012 based upon several factors, including the level of loan delinquencies and internally classified loans, charge-offs and gradually improving economic and housing indicators. As a result of these and other factors, including our specific analysis of impaired loans, the allowance allocation amounts for all of the loan categories shown in the table above decreased at December 31, 2013.

Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $710.1 million) was 1.02 percent at December 31, 2013 as compared to 1.25 percent at December 31, 2012. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. There were no allocated reserves for non-covered PCI loans at December 31, 2013 and 2012.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at December 31, 2013. See Note 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only four loan repurchases in 2013). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2013 and 2012. See “Item 1A. Risk Factors—We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At both December 31, 2013 and 2012, shareholders’ equity totaled approximately $1.5 billion, and 9.5 percent and 9.4 percent of total assets, respectively. During 2013, total shareholders’ equity increased by $38.7 million mainly due to the (i) net income of $132.0 million, (ii) a $12.7 million decrease in our accumulated other comprehensive loss, (iii) net proceeds of $7.6 million from 775 thousand shares from the reissuance of treasury stock and authorized common shares issued under our dividend reinvestment plan, (iv) a $5.5 million increase attributable to the effect of our stock incentive plan, partially offset by (v) cash dividends declared on common stock totaling $119.1 million. See Note 18 to the consolidated financial statements for more information regarding the changes in our accumulated other comprehensive loss during 2013.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and trust preferred securities issued by our capital trusts less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, qualifying subordinated borrowings of both Valley and Valley National Bank and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

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

Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016. Valley’s Tier 1 capital position included $44.0 million and $186.3 of its outstanding trust preferred securities issued by capital trusts as of December 31, 2013 and 2012, respectively. During the second half of 2013, Valley redeemed all $142.3 million of the face value of its trust preferred securities issued by VNB Capital Trust I, and the related junior subordinated debentures (issued to the Capital Trust) carried at fair value within our interest bearing liabilities prior to the dates of redemption.

Typically, a primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was approximately 9.10 percent and 10.96 percent for the years ended December 31, 2013 and 2012, respectively. The lower 2013 retention ratio was largely caused by the continued negative impact of the prolonged low interest rate environment on our net interest income. We expect that our rate of earnings retention will increase to a more acceptable level in future periods largely due to a 32.3 percent reduction in our quarterly cash dividend amount per common share (see more details below), as well as the positive impacts on earnings from the increase in the level of long-term market interest rates since June 2013, loan growth within several segments of our non-PCI loan portfolio, and tight management over our cost of funds. However, the potential future net impairment losses on securities and other deterioration in our earnings and financial condition resulting from the weak economic conditions and the intense competition for strong loan relationships may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to approximately $0.60 and $0.65 per common share for the years ended December 31, 2013 and 2012, respectively. In November 2013, the Board reduced the quarterly dividend amount per share by $0.0525. While our performance and capital are already strong, the quarterly retention of a higher amount of capital should provide us more flexibility to grow the business. The dividend reduction was not the result of any regulatory actions. The Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in anticipation of new higher capital levels as required under the new Basel Rules.

Valley maintains an effective shelf registration statement with the SEC that allows Valley to periodically offer and sell in one or more offerings, individually or in any combination, of Valley’s common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the current progression of the U.S. economic recovery or our ability to maintain or increase the level of our net income. See Note 17 to the consolidated financial statements for additional information on Valley’s stock issuances and repurchase plan.

Off-Balance Sheet Arrangements

Contractual Obligations and Commitments. In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. See Note 14 of the consolidated financial statements for additional information.

The following table summarizes Valley’s contractual obligations and other commitments to make future payments as of December 31, 2013. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

				(in thousands)
Contractual obligations:
Time deposits	9	$1,394,088	$449,206	$310,099	$25,876	$2,179,269
Long-term borrowings (1)	10	—	675,280	1,310,000	810,000	2,795,280
Junior subordinated debentures issued to capital trusts (1)	11	—	—	—	45,363	45,363
Operating leases	14	21,759	43,304	41,694	271,895	378,652
Capital expenditures		6,008	—	—	—	6,008
Other purchase obligations (2)		14,429	1,008	114	—	15,551

Total		$1,436,284	$1,168,798	$1,661,907	$1,153,134	$5,420,123

Other commitments:
Commitments to extend credit	14	$2,623,927	$308,627	$11,732	$175,706	$3,119,992
Standby letters of credit	14	109,398	43,503	44,818	26,283	224,002
Commitments to sell loans	14	25,796	—	—	—	25,796

Total		$2,759,121	$352,130	$56,550	$201,989	$3,369,790

(1)

Amounts presented consist of the contractual principal balances. Carrying values and call dates are set forth in Notes 10 and 11 to the consolidated financial statements for long-term borrowings and junior subordinated debentures issued to capital trusts, respectively.

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

Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off-balance sheet arrangements include a $1.4 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities. See “Capital Adequacy” section above and Note 11 of the consolidated financial statements.

Results of Operations—2012 Compared to 2011

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

Average interest bearing liabilities increased $752.8 million to $11.0 billion for the year ended December 31, 2012 from the same period in 2011 mainly due to interest bearing deposits and savings, NOW, and money market accounts assumed from the acquisition of State Bancorp, as well as general increases in retail deposits caused by the lack of better yielding cash investment alternatives in 2012. These increases were partially offset by the run-off of high cost certificates of deposit. The cost of average time deposits, short-term borrowings, long-term borrowings, and savings, NOW and money market accounts decreased 39, 18, 16, and 6 basis points, respectively, during 2012 due to the continued low level of market interest rates throughout the year and, as applicable, the aforementioned maturity of higher cost funds and the modifications to certain long-term borrowings.

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

Valley also recognized approximately $7.5 million reduction and $13.4 million increase in non-interest income for the years ended December 31, 2012 and 2011, respectively, due to post acquisition changes in our FDIC loss-share receivable mostly caused by estimated credit losses on certain covered loan pools (which increased our FDIC-loss share receivable) during both periods.

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

Non-interest expense increased $36.3 million to $374.9 million for the year ended December 31, 2012 from $338.6 million for 2011. The increase from 2011 was mainly attributable to increases in salaries and employee benefits, other non-interest expense, and net occupancy and equipment expense. Salary and employee benefits expense increased $23.7 million to $200.0 million for the year ended December 31, 2012 as compared to $176.3 million for 2011. The increase was largely due to additional salary and employee benefit expenses related to employees acquired in the State Bancorp acquisition. Other non-interest expense increased $7.3 million for the year ended December 31, 2012 from $50.2 million in 2011, partly due to several general increases caused by the State Bancorp acquisition, including merger expenses totaling $942 thousand related mainly to data processing conversion charges, as well as $1.8 million and $2.0 million increases in OREO expenses, respectively. Net occupancy and equipment expense increased $4.9 million to $71.2 million for the year ended December 31, 2012 as compared to $66.3 million for 2011 mainly due to additional expenses associated with the branches acquired from State Bancorp during January 2012, partially offset by lower seasonal maintenance expenses as compared to 2011. Net occupancy and equipment expense was adjusted for the straight-line recognition of rental expense and income on operating leases totaling $1.6 million for the year ended December 31, 2012 and $2.0 million for each of the year 2011. In addition, advertising expense decreased $1.3 million to $7.1 million for the year ended December 31, 2012 as compared to $8.4 million in 2011. The decrease was mainly caused by a lower volume of promotional activity of our one price residential mortgage refinance programs during 2012 due to the benefits of the broad based customer knowledge of our low fixed-price mortgage refinance programs.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
	(in thousands except for share data)

Assets
Cash and due from banks	$234,253	$390,078
Interest bearing deposits with banks	134,915	463,022
Investment securities:
Held to maturity, fair value of $1,711,427 at December 31, 2013 and $1,657,950 at December 31, 2012	1,731,737	1,599,707
Available for sale	829,692	807,816
Trading securities	14,264	22,157

Total investment securities	2,575,693	2,429,680

Loans held for sale, at fair value	10,488	120,230
Non-covered loans	11,471,447	10,842,125
Covered loans	96,165	180,674
Less: Allowance for loan losses	(113,617)	(130,200)

Net loans	11,453,995	10,892,599

Premises and equipment, net	270,138	278,615
Bank owned life insurance	344,023	339,876
Accrued interest receivable	53,964	52,375
Due from customers on acceptances outstanding	5,032	3,323
FDIC loss-share receivable	32,757	44,996
Goodwill	428,234	428,234
Other intangible assets, net	36,130	31,123
Other assets	576,919	538,495

Total Assets	$16,156,541	$16,012,646

Liabilities
Deposits:
Non-interest bearing	$3,717,271	$3,558,053
Interest bearing:
Savings, NOW and money market	5,422,722	5,197,199
Time	2,179,269	2,508,766

Total deposits	11,319,262	11,264,018

Short-term borrowings	281,455	154,323
Long-term borrowings	2,792,306	2,697,299
Junior subordinated debentures issued to capital trusts (includes fair value of $147,595 at December 31, 2012 for VNB Capital Trust I)	41,089	188,522
Bank acceptances outstanding	5,032	3,323
Accrued expenses and other liabilities	176,357	202,784

Total Liabilities	14,615,501	14,510,269

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 232,023,233 shares; issued 199,629,268 shares at December 31, 2013 and 198,499,275 shares at December 31, 2012	69,941	69,494
Surplus	1,403,375	1,390,851
Retained earnings	106,340	93,495
Accumulated other comprehensive loss	(38,252)	(50,909)
Treasury stock, at cost (36,159 common shares at December 31, 2013 and 61,004 common shares at December 31, 2012)	(364)	(554)

Total Shareholders’ Equity	1,541,040	1,502,377

Total Liabilities and Shareholders’ Equity	$16,156,541	$16,012,646

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$537,301	$581,696	$547,365
Interest and dividends on investment securities:
Taxable	57,392	68,698	108,129
Tax-exempt	14,426	13,157	11,273
Dividends	6,240	7,107	6,655
Interest on federal funds sold and other short-term investments	738	535	402

Total interest income	616,097	671,193	673,824

Interest Expense
Interest on deposits:
Savings, NOW and money market	17,863	20,090	19,876
Time	29,928	37,466	48,291
Interest on short-term borrowings	590	1,387	1,154
Interest on long-term borrowings and junior subordinated debentures	119,996	122,369	129,692

Total interest expense	168,377	181,312	199,013

Net Interest Income	447,720	489,881	474,811
Provision for credit losses	16,095	25,552	53,335

Net Interest Income After Provision for Credit Losses	431,625	464,329	421,476

Non-Interest Income
Trust and investment services	8,610	7,690	7,523
Insurance commissions	15,907	15,494	15,627
Service charges on deposit accounts	24,115	24,752	22,610
Gains on securities transactions, net	14,678	2,587	32,068
Other-than-temporary impairment losses on securities	—	—	(42,775)
Portion recognized in other comprehensive income (loss)(before taxes)	—	(5,247)	22,807

Net impairment losses on securities recognized in earnings	—	(5,247)	(19,968)
Trading gains, net	909	2,793	2,271
Fees from loan servicing	7,020	4,843	4,337
Gains on sales of loans, net	33,695	46,998	10,699
Gains (losses) on sales of assets, net	10,947	(329)	426
Bank owned life insurance	5,962	6,855	7,380
Change in FDIC loss-share receivable	(8,427)	(7,459)	13,403
Other	15,237	21,969	15,921

Total non-interest income	128,653	120,946	112,297

Non-Interest Expense
Salary and employee benefits expense	194,410	199,968	176,307
Net occupancy and equipment expense	71,634	71,245	66,332
FDIC insurance assessment	16,767	14,292	12,759
Amortization of other intangible assets	8,258	9,783	9,315
Professional and legal fees	16,491	15,005	15,312
Advertising	6,127	7,103	8,373
Other	67,651	57,504	50,158

Total non-interest expense	381,338	374,900	338,556

Income Before Income Taxes	178,940	210,375	195,217
Income tax expense	46,979	66,748	62,706

Net Income	$131,961	$143,627	$132,511

Earnings Per Common Share:
Basic	$0.66	$0.73	$0.74
Diluted	0.66	0.73	0.74
Cash Dividends Declared Per Common Share	0.60	0.65	0.66
Weighted Average Number of Common Shares Outstanding:
Basic	199,309,425	197,354,159	178,424,883
Diluted	199,309,425	197,354,372	178,426,070

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$131,961	$143,627	$132,511
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale
Net (losses) gains arising during the period	(13,239)	5,682	1,513
Less reclassification adjustment for net gains included in net income	(8,522)	(1,545)	(19,674)

Total	(21,761)	4,137	(18,161)

Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	3,637	9,942	(26,656)
Less reclassification adjustment for credit impairment losses included in net income	(268)	2,449	11,633

Total	3,369	12,391	(15,023)

Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	2,400	(3,351)	(14,157)
Less reclassification adjustment for net losses included in net income	4,005	3,760	1,780

Total	6,405	409	(12,377)

Defined benefit pension plan
Net gains (losses) arising during the period	21,577	(6,839)	(12,404)
Amortization of prior service cost	1,454	38	348
Amortization of net loss	1,145	1,396	895
Recognition of loss due to curtailment	468	—	—

Total	24,644	(5,405)	(11,161)

Total other comprehensive income (loss)	12,657	11,532	(56,722)

Total comprehensive income	$144,618	$155,159	$75,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Common Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity

	(in thousands)
Balance—December 31, 2010	178,011	$57,041	$1,178,325	$69,533	$(5,719)	$(14,245)	$1,284,935
Net income	—	—	—	132,511	—	—	132,511
Other comprehensive loss, net of tax	—	—	—	—	(56,722)	—	(56,722)
Cash dividends declared on common stock	—	—	—	(117,071)	—	—	(117,071)
Effect of stock incentive plan, net	(41)	61	3,095	(396)	—	210	2,970
Common stock dividend declared	—	—	(109,675)	—	—	—	(109,675)
Common stock dividend paid	—	2,831	106,844	—	—	—	109,675
Common stock issued	713	22	546	(5,978)	—	13,623	8,213

Balance—December 31, 2011	178,683	59,955	1,179,135	78,599	(62,441)	(412)	1,254,836
Net income	—	—	—	143,627	—	—	143,627
Other comprehensive income, net of tax	—	—	—	—	11,532	—	11,532
Cash dividends declared on common stock	—	—	—	(128,661)	—	—	(128,661)
Effect of stock incentive plan, net	1,339	136	5,596	(65)	—	(1,063)	4,604
Common stock dividend declared	—	—	(108,982)	—	—	—	(108,982)
Common stock dividend paid	—	3,288	105,694	—	—	—	108,982
Common stock issued	18,416	6,115	209,408	(5)	—	921	216,439

Balance—December 31, 2012	198,438	69,494	1,390,851	93,495	(50,909)	(554)	1,502,377
Net income	—	—	—	131,961	—	—	131,961
Other comprehensive income, net of tax	—	—	—	—	12,657	—	12,657
Cash dividends declared on common stock	—	—	—	(119,081)	—	—	(119,081)
Effect of stock incentive plan, net	380	227	6,500	(34)	—	(1,221)	5,472
Common stock issued	775	220	6,024	(1)	—	1,411	7,654

Balance—December 31, 2013	199,593	$69,941	$1,403,375	$106,340	$(38,252)	$(364)	$1,541,040

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$131,961	$143,627	$132,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,712	18,477	16,380
Stock-based compensation	6,055	4,816	3,156
Provision for credit losses	16,095	25,552	53,335
Net amortization of premiums and accretion of discounts on securities and borrowings	16,229	21,124	11,871
Amortization of other intangible assets	8,258	9,783	9,315
Gains on securities transactions, net	(14,678)	(2,587)	(32,068)
Net impairment losses on securities recognized in earnings	—	5,247	19,968
Proceeds from sales of loans held for sale	1,083,297	999,380	366,769
Gains on sales of loans, net	(33,695)	(46,998)	(10,699)
Originations of loans held for sale	(953,125)	(923,182)	(322,281)
(Gains) losses on sales of assets, net	(10,947)	329	(426)
Net deferred income tax expense (benefit)	30,329	28,398	(16,111)
FDIC loss-share receivable (excluding reimbursements)	8,427	7,459	(13,403)
Net change in:
Trading securities	7,893	(219)	9,956
Fair value of borrowings carried at fair value	(881)	(2,574)	(1,256)
Cash surrender value of bank owned life insurance	(5,962)	(6,855)	(7,380)
Accrued interest receivable	(1,589)	5,446	(3,069)
Other assets	(17,587)	49,345	(34,977)
Accrued expenses and other liabilities	(4,428)	(13,257)	9,746

Net cash provided by operating activities	285,364	323,311	191,337

Cash flows from investing activities:
Net loan originations	(368,724)	(203,354)	(444,207)
Loans purchased	(231,008)	(136,241)	(33,293)
Investment securities held to maturity:
Purchases	(619,299)	(360,614)	(683,056)
Maturities, calls and principal repayments	473,362	705,487	582,999
Investment securities available for sale:
Purchases	(289,181)	(455,601)	(473,119)
Sales	57,003	257,497	552,486
Maturities, calls and principal repayments	183,006	248,721	280,046
Death benefit proceeds from bank owned life insurance	1,821	1,689	8,469
Proceeds from sales of real estate property and equipment	18,034	9,337	4,864
Purchases of real estate property and equipment	(14,852)	(22,735)	(16,402)
Reimbursements from the FDIC	3,812	21,935	28,372
Cash and cash equivalents acquired in acquisitions	—	117,587	—

Net cash (used in) provided by investing activities	(786,026)	183,708	(192,841)

Cash flows from financing activities:
Net change in deposits	55,244	210,623	309,488
Net change in short-term borrowings	127,132	(87,526)	20,531
Issuance of long-term borrowings	125,000	—	—
Repayments of long-term borrowings	(26,133)	(28,000)	(207,000)
Redemption of junior subordinated debentures	(142,313)	(10,000)	—
Cash dividends paid to common shareholders	(129,271)	(125,870)	(116,779)
Common stock issued, net	7,071	7,805	8,027

Net cash provided by (used in) financing activities	16,730	(32,968)	14,267

Net change in cash and cash equivalents	(483,932)	474,051	12,763
Cash and cash equivalents at beginning of year	853,100	379,049	366,286

Cash and cash equivalents at end of year	$369,168	$853,100	$379,049

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2013	2012	2011
		(in thousands)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$167,860	$183,120	$199,565
Federal and state income taxes	15,317	50,111	60,186
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$19,679	$14,365	$10,707
Loans transferred to loans held for sale	—	124,261	—
Transfer of investment securities held to maturity to available for sale	—	—	23,452
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$275,650	$—
Loans	—	1,088,421	—
Premises and equipment, net	—	9,457	—
Accrued interest receivable	—	5,294	—
Goodwill	—	109,758	—
Other intangible assets, net	—	8,050	—
Other assets	—	72,137	—

Total non-cash assets acquired	—	1,568,767	—

Liabilities assumed:
Deposits	$—	$1,380,293	$—
Short-term borrowings	—	29,000	—
Junior subordinated debentures issued to capital trusts	—	15,645	—
Accrued expenses and other liabilities	—	52,998	—

Total liabilities assumed	—	1,477,936	—

Net non-cash assets acquired	$—	$90,831	$—

Net cash and cash equivalents acquired in acquisition	$—	$117,587	$—
Common stock issued in acquisition	$—	$208,418	$—

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

Effective January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank. See the supplemental schedule of non-cash investing activities of the Consolidated Statements of Cash Flows and Note 2 for additional information.

On May 25, 2012, Valley issued a five percent common stock dividend to shareholders of record on May 11, 2012. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect all stock dividends in the periods prior to December 31, 2013.

Correction of an Immaterial Error

Valley’s financial condition and results of operations at and for the year ended December 31, 2011(reported herein) were initially revised in Valley’s Form 10-K for the year ended December 31, 2012 to reflect an adjustment for the straight-line recognition of rental expense and income on operating leases with scheduled rental increases in which Valley is the lessor and lessee. The adjustment resulted in increases in accrued rent liability, deferred tax assets and net occupancy and equipment expense, as well as decreases in retained earnings, net income and earnings per common share. The effect of these revisions was immaterial to each of the interim and annual periods, including a one cent reduction in basic and diluted earnings per common share in 2011.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $58.2 million and $39.3 million at December 31, 2013 and 2012, respectively.

Investment Securities

At the time of purchase, management elects to classify investment securities into one of three categories: held to maturity, available for sale or trading. Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Investment securities to be held for indefinite periods are classified as available for sale and carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Securities that may be sold and reinvested over short durations as part of management’s asset/liability management strategies are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in non-interest income in the accompanying consolidated statements of income as a component of net trading gains. Realized gains or losses on the sale of available for sale and trading securities are recognized by the specific identification method and are included in net gains on securities transactions and net trading gains, respectively. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets.

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

Loans Held for Sale

Loans held for sale consist of conforming residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument-by-instrument basis as permitted by the fair value option election under U.S. GAAP. Changes in fair value are recognized in non-interest income in the accompanying consolidated statements of income as a component of net gains on sales of loans. Origination fees and costs related to loans held for sale are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.

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

Purchased Credit-Impaired Loans (Including Covered Loans)

Purchased credit-impaired (PCI) loans, which primarily include loans acquired in a 2012 business combination (see Note 2) and in FDIC-assisted transactions (“covered loans”) during 2010, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Beginning in 2010, Valley has accounted for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.

The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). The allowance for loan losses on covered loans (acquired through two FDIC-assisted transactions) is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC Loss-Share Receivable” below). At December 31, 2013, there was no reserve for impairment of non-covered PCI loans in our allowance for loan losses.

The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis the acquired pools of PCI loans have performed better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. Additionally, the FDIC loss-share receivable is prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to non-interest income.

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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio and off balance sheet unfunded letters of credits, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, the allowance for credit losses at both December 31, 2013 and 2012 includes reserves for impairment of covered loans subsequent to their acquisition date. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.

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

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans are individually evaluated for impairment. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the estimated current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. Residential mortgage loans and consumer loans usually consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of the loans. Loans are evaluated based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and non-performing loan status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans and commercial real estate loans, and evaluated by the Loan Review Department on a test basis. Loans with a grade that is below “Pass” grade are adversely classified. See Note 5 for details. Any change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. Loans identified as losses by management are charged-off. Commercial loans are generally assessed for full or partial charge-off to the net realizable value for collateral dependent loans when a loan is between 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. Residential loans and home equity loans are generally charged-off to net realizable value when the loan is 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy). Automobile loans are fully charged-off when the loan is 120 days past due or partially charged-off to the net realizable value of collateral, if the collateral is recovered prior to such time. Unsecured consumer loans are generally fully charged-off when the loan is 150 days past due.

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

Bank Owned Life Insurance

Valley owns bank owned life insurance (BOLI) to help offset the cost of employee benefits. BOLI is recorded at its cash surrender value. Valley’s BOLI is invested primarily in U.S. Treasury securities and residential mortgage-backed securities issued by government sponsored enterprises and Ginnie Mae. The majority of the underlying investment portfolio is managed by one independent investment firm. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

Other Real Estate Owned

Other real estate owned (OREO), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate. OREO and other repossessed assets totaled $38.3 million and $32.3 million (including $12.3 million and $8.9 million of OREO properties related to the FDIC-assisted transactions, which are subject to the loss-sharing agreements) at December 31, 2013 and 2012, respectively.

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

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. During 2013 and 2012, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units. However, Valley may chose to perform an optional qualitative assessment allowable under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment” to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for one or more units in future periods.

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

Other Intangible Assets

Other intangible assets primarily consist of loan servicing rights (largely generated from loan servicing retained by the Bank on residential mortgage loan originations sold in the secondary market to government sponsored enterprises), core deposits (the portion of an acquisition purchase price which represents value assigned to the existing deposit base), customer lists, and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value of the asset and its carrying amount. See further details regarding loan servicing rights below.

Loan Servicing Rights

Loan servicing rights are recorded when originated mortgage loans are sold with servicing rights retained, or when servicing rights are purchased. Valley initially records the loan servicing rights at fair value. Subsequently, the loan servicing rights are carried at the lower of unamortized cost or market (i.e., fair value). The fair values of the loan servicing rights are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for originated mortgage servicing rights.

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

Valley’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount we expect to realize. Deferred income tax expense or benefit results from differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Valley maintains a reserve related to certain tax positions that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. See Note 13 for further analysis of Valley’s accounting for income taxes.

Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive income or loss, net of deferred tax, include: (i) unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to these securities); (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the pension benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 18 for additional disclosures.

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands, except for share data)
Net income	$131,961	$143,627	$132,511

Basic weighted-average number of common shares outstanding	199,309,425	197,354,159	178,424,883
Plus: Common stock equivalents	—	213	1,187

Diluted weighted-average number of common shares outstanding	199,309,425	197,354,372	178,426,070

Earnings per common share:
Basic	$0.66	$0.73	$0.74
Diluted	$0.66	$0.73	$0.74

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 6.7 million, 7.2 million, and 6.8 million of common shares for the years ended December 31, 2013, 2012, and 2011, respectively.

Common Stock Dividends

Cash dividends to common stockholders are payable and accrued when declared by Valley’s Board of Directors.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

Derivative Instruments and Hedging Activities

As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in future fair values or cash flows caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to manage its exposure to interest rate movements related to a service for certain customers, as well as certain mortgage banking activities consisting of customer interest rate lock commitments and forward contracts to sell residential mortgage loans. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the subsequent change in fair value of such instrument is charged directly to earnings. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings. In 2012, Valley made an accounting policy election to use the exception under the ASU No. 2011-04 and calculate the credit valuation adjustments to the fair value of derivatives on a net basis by counterparty portfolio. See Note 3 for additional information.

New Authoritative Accounting Guidance

ASU No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both, the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. Valley’s adoption of ASU No. 2014-04 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” amends an existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. Valley’s adoption of ASU No. 2014-01 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. ASU No. 2013-11 is effective for annual and interim periods beginning after December 15, 2013, with an early adoption permitted and an option to apply the amendments retrospectively to each prior reporting period presented. Valley’s adoption of ASU No. 2013-11 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For reclassification items that are not reclassified in their entirety into net income, a cross reference is required to other U.S. GAAP disclosures. The ASU No. 2013-02 became effective for Valley on January 1, 2013 and did not have a significant impact on its consolidated financial statements. See Note 18 for related disclosures.

ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” addresses subsequent measurement of an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. When an entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU No. 2012-06 became effective for Valley on January 1, 2013 and did not have a significant impact on its consolidated financial statements.

ASU No. 2011-11, “Balance Sheet (Topic 210): “Disclosures about Offsetting Assets and Liabilities,” requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. ASU No. 2011-11 was effective for annual and interim periods beginning on January 1, 2013, and it is required to be applied retrospectively. Valley’s adoption of ASU No. 2011-11 did not have a significant impact on its consolidated financial statements. See Note 15 for related disclosures.

BUSINESS COMBINATIONS (Note 2)

On January 1, 2012, Valley acquired State Bancorp. Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 15 remain within our 44 branch network in New York and are located mostly in Long Island and Queens. The new locations complement Valley’s other New York City locations, including five branches in Queens, and provide a foundation for future expansion efforts into these attractive markets. The shareholders of State Bancorp received a fixed one-for-one exchange ratio for Valley National Bancorp common stock. The total consideration for the acquisition totaled $208 million. As a condition to the closing of the merger, State Bancorp redeemed $36.8 million of its outstanding Fixed Rate Cumulative Series A Preferred Stock from the U.S. Treasury on December 14, 2011. The stock redemption was funded by a $37.0 million short-term loan at market terms from Valley to State Bancorp prior to the acquisition date. The outstanding loan and debt, included in Valley’s and State Bancorp’s consolidated financial statements at December 31, 2011, respectively, were both subsequently eliminated as of the acquisition date.

Additionally, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding at December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2013 and 2012. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$84,665	$84,665	$—	$—
U.S. government agency securities	48,627	—	48,627	—
Obligations of states and political subdivisions	37,700	—	37,700	—
Residential mortgage-backed securities	508,029	—	483,277	24,752
Trust preferred securities	19,215	—	15,444	3,771
Corporate and other debt securities	83,398	27,273	56,125	—
Equity securities	48,058	26,905	21,153	—

Total available for sale	829,692	138,843	662,326	28,523
Trading securities	14,264	—	14,264	—
Loans held for sale (1)	10,488	—	10,488	—
Other assets (2)	15,122	—	15,122	—

Total assets	$869,566	$138,843	$702,200	$28,523

Liabilities
Other liabilities (2)	$20,586	$—	$20,586	$—

Total liabilities	$20,586	$—	$20,586	$—

Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$35,700	$—	$—	$35,700
Loan servicing rights	3,677	—	—	3,677
Foreclosed assets	25,929	—	—	25,929

Total	$65,306	$—	$—	$65,306

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)

Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $10.4 million and $115.4 million at December 31, 2013 and 2012, respectively.

(2)	Amount represents derivative financial instruments.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $146.7 million.
(4)	Excludes PCI loans.

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012 are summarized below:

	Available For Sale Securities
	2013	2012
	(in thousands)
Balance, beginning of the period	$71,674	$77,311
Total net (losses) gains for the period included in:
Net income	—	(5,247)
Other comprehensive income	657	18,482
Sales	(36,681)	(9,146)
Settlements	(7,127)	(9,726)

Balance, end of the period	$28,523	$71,674

Change in unrealized losses for the period included in earnings for assets held at year end *	$—	$(5,247)

*	Represents the net impairment losses on securities recognized in earnings for the period.

Transfers into and out of Level 3 assets are generally made in response to a decrease or an increase, respectively, in the availability of observable market data used in the securities’ pricing obtained primarily through independent pricing services or dealer market participants. See further details regarding the valuation techniques used for the fair value measurement of the financial instruments below. During 2013 and 2012, there were no transfers of assets between Level 1 and Level 2.

There have been no material changes in the valuation methodologies used at December 31, 2013 from December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following valuation techniques were used for financial instruments measured at fair value on a recurring basis. All of the valuation techniques described below apply to the unpaid principal balance excluding any accrued interest or dividends at the measurement date. Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

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

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain private label mortgage-backed securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at December 31, 2013:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	4.6 - 25.9%	17.6%
		Default rate	3.1 - 25.6	9.3
		Loss severity	25.8 - 46.2	37.0

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

For two single-issuer trust preferred securities in the Level 3 at December 31, 2012, the resulting estimated future cash flows were discounted at a yield, comprised of market rates applicable to the index of the underlying security, estimated market credit spread for similar non-rated securities and an illiquidity premium, if appropriate. The discount rate for each security was applied to three alternative cash flow scenarios, and subsequently weighted based on management’s expectations. The three cash flow alternatives for each security assumed a scenario with full issuer repayment, a scenario with a partial issuer repayment and a scenario with a full issuer default. During the fourth quarter of 2013, Valley sold its entire position of these trust preferred securities. See Note 4 for further details regarding these securities.

Loans held for sale.  The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2013 and 2012 based on the short duration these assets were held and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts.  At December 31, 2012, the junior subordinated debentures issued to VNB Capital Trust I were reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust had identical financial terms and therefore, the preferred stock’s quoted price moved in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price included market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at December 31, 2012. During the second half of 2013, Valley redeemed the entire principal face amount totaling $146.7 million of its junior subordinated debentures issued to VNB Capital Trust I. See Note 11 for further details.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2013 and 2012), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2013 and 2012.

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

Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2013, several non-current appraisals were discounted up to 13.5 percent based on specific market data by location and property type. During 2013 and 2012, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $26.9 million and $17.7 million for the years ended December 31, 2013 and 2012, respectively. These collateral dependent impaired loans with a total recorded investment of $41.8 million and $76.9 million at December 31, 2013 and 2012, respectively, were reduced by specific valuation allowance allocations totaling $6.1 million and $11.7 million to a reported total net carrying amount of $35.7 million and $65.2 million at December 31, 2013 and 2012, respectively.

Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2013, the fair value model used prepayment speeds (stated as constant prepayment rates) from 6.0 percent up to 26.0 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. For the year ended December 31, 2013 Valley recognized net recoveries of impairment charges totaling $2.5 million as compared to $376 thousand net impairment charges on loan servicing rights for the year ended December 31, 2012.

Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at December 31, 2013. During the years ended December 31, 2013 and 2012, foreclosed assets measured at fair value upon initial recognition or subsequent re-measurement totaled $25.9 million and $33.3 million, respectively. The charge-offs of foreclosed assets to the allowance for loan losses totaled $5.7 million and $6.3 million for the years ended December 31, 2013 and 2012, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in losses of $3.1 million and $1.5 million included in non-interest expense for the years ended December 31, 2013 and 2012, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2013, 2012 and 2011:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		2013	2012	2011
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$—	$(5,247)	$(19,968	)*
Trading securities	Trading gains, net	28	219	1,015
Loans held for sale	Gains on sales of loans, net	33,695	46,998	10,699
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains, net	881	2,574	1,256

		$34,604	$44,544	$(6,998)

*	Includes $18.3 million related to impaired trust preferred securities transferred from held-to-maturity to available for sale at December 31, 2011.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2013 and 2012 were as follows:

		December 31,
		2013		2012
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$234,253	$234,253	$390,078	$390,078
Interest bearing deposits with banks	Level 1	134,915	134,915	463,022	463,022
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,255	144,307	99,869	115,329
U.S. government agency securities	Level 2	4,427	4,365	—	—
Obligations of states and political subdivisions	Level 2	545,886	543,151	506,473	531,966
Residential mortgage-backed securities	Level 2	886,043	871,021	813,647	838,116
Trust preferred securities	Level 2	103,458	91,489	127,505	113,657
Corporate and other debt securities	Level 2	52,668	57,094	52,213	58,882

Total investment securities held to maturity		1,731,737	1,711,427	1,599,707	1,657,950

Net loans	Level 3	11,453,995	11,294,348	10,892,599	10,908,742
Accrued interest receivable	Level 1	53,964	53,964	52,375	52,375
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	137,234	137,234	138,533	138,533
Financial liabilities
Deposits without stated maturities	Level 1	9,139,993	9,139,993	8,755,252	8,755,252
Deposits with stated maturities	Level 2	2,179,269	2,206,427	2,508,766	2,563,726
Short-term borrowings	Level 1	281,455	281,455	154,323	154,323
Long-term borrowings	Level 2	2,792,306	3,036,953	2,697,299	3,100,173
Junior subordinated debentures issued to capital trusts	Level 2	41,089	45,261	40,927	40,776
Accrued interest payable (2)	Level 1	16,442	16,442	15,917	15,917

(1)	Included in other assets.
(2)	Included in accrued expenses and other liabilities.

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

Junior subordinated debentures issued to capital trusts (excluding VNB Capital Trust I).  The fair value of debentures issued to capital trusts not carried at fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity of U.S. Treasury security or the three-month LIBOR for the variable rate indexed debentures (Level 2 inputs). At December 31, 2012, Valley’s credit spread was calculated based on the exchange quoted price for Valley’s trust preferred securities issued by VNB Capital Trust. During 2013, Valley redeemed all of the outstanding junior subordinated debentures and related trust preferred securities issued by VNB Capital Trust I, therefore, at December 31, 2013, the credit spread used to discount the expected cash flows was calculated based on the median current spreads for all fixed and variable publicly traded trust preferred securities issued by banks.

INVESTMENT SECURITIES (Note 4)

As of December 31, 2013, Valley had approximately $1.7 billion, $829.7 million, and $14.3 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2013 and 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
U.S. Treasury securities	$139,255	$5,567	$(515)	$144,307
U.S. government agency securities	4,427	—	(62)	4,365
Obligations of states and political subdivisions:
Obligations of states and state agencies	192,653	1,944	(5,473)	189,124
Municipal bonds	353,233	6,053	(5,259)	354,027

Total obligations of states and political subdivisions	545,886	7,997	(10,732)	543,151

Residential mortgage-backed securities	886,043	12,609	(27,631)	871,021
Trust preferred securities	103,458	363	(12,332)	91,489
Corporate and other debt securities	52,668	4,426	—	57,094

Total investment securities held to maturity	$1,731,737	$30,962	$(51,272)	$1,711,427

December 31, 2012
U.S. Treasury securities	$99,869	$15,460	$—	$115,329
Obligations of states and political subdivisions:
Obligations of states and state agencies	180,304	11,817	(105)	192,016
Municipal bonds	326,169	13,873	(92)	339,950

Total obligations of states and political subdivisions	506,473	25,690	(197)	531,966

Residential mortgage-backed securities	813,647	24,824	(355)	838,116
Trust preferred securities	127,505	930	(14,778)	113,657
Corporate and other debt securities	52,213	6,669	—	58,882

Total investment securities held to maturity	$1,599,707	$73,573	$(15,330)	$1,657,950

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2013 and 2012 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2013
U.S. Treasury securities	$64,537	$(515)	$—	$—	$64,537	$(515)
U.S. government agency securities	4,365	(62)	—	—	4,365	(62)
Obligations of states and political subdivisions:
Obligations of states and state agencies	80,612	(5,473)	—	—	80,612	(5,473)
Municipal bonds	85,988	(5,154)	1,326	(105)	87,314	(5,259)

Total obligations of states and political subdivisions	166,600	(10,627)	1,326	(105)	167,926	(10,732)

Residential mortgage-backed securities	465,400	(27,631)	—	—	465,400	(27,631)
Trust preferred securities	9,750	(250)	56,480	(12,082)	66,230	(12,332)

Total	$710,652	$(39,085)	$57,806	$(12,187)	$768,458	$(51,272)

December 31, 2012
Obligations of states and political subdivisions:
Obligations of states and state agencies	$7,463	$(105)	$—	$—	$7,463	$(105)
Municipal bonds	8,055	(92)	—	—	8,055	(92)

Total obligations of states and political subdivisions	15,518	(197)	—	—	15,518	(197)

Residential mortgage-backed securities	80,152	(355)	—	—	80,152	(355)
Trust preferred securities	28,690	(208)	48,802	(14,570)	77,492	(14,778)

Total	$124,360	$(760)	$48,802	$(14,570)	$173,162	$(15,330)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2013 was 133 as compared to 34 at December 31, 2012. The increase in the level of long-term market interest rates since June 2013 materially decreased the fair value of lower yielding obligations of states and political subdivisions and residential mortgage-backed securities classified as held to maturity. The investments in obligations of states and political subdivisions are all investment grade with no bankruptcies or defaults.

The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at December 31, 2013 are all within the less than twelve months category and relate to investment grade mortgage-backed securities issued or guaranteed by Ginnie Mae and government sponsored enterprises.

The unrealized losses for trust preferred securities at December 31, 2013 primarily related to four non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2013.

Management does not believe that any individual unrealized loss as of December 31, 2013 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of December 31, 2013, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $833.6 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2013 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$129,999	$130,174
Due after one year through five years	44,695	49,102
Due after five years through ten years	313,054	320,966
Due after ten years	357,946	340,164
Residential mortgage-backed securities	886,043	871,021

Total investment securities held to maturity	$1,731,737	$1,711,427

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.5 years at December 31, 2013.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2013 and 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
U.S. Treasury securities	$99,835	$—	$(15,170)	$84,665
U.S. government agency securities	48,407	923	(703)	48,627
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,441	—	(798)	10,643
Municipal bonds	27,671	751	(1,365)	27,057

Total obligations of states and political subdivisions	39,112	751	(2,163)	37,700

Residential mortgage-backed securities	524,781	3,967	(20,719)	508,029
Trust preferred securities*	23,333	113	(4,231)	19,215
Corporate and other debt securities	83,819	1,682	(2,103)	83,398
Equity securities	47,617	1,614	(1,173)	48,058

Total investment securities available for sale	$866,904	$9,050	$(46,262)	$829,692

December 31, 2012
U.S. Treasury securities	$99,843	$—	$(2,218)	$97,625
U.S. government agency securities	44,215	1,547	—	45,762
Obligations of states and political subdivisions:
Obligations of states and state agencies	207	6	—	213
Municipal bonds	16,003	411	—	16,414

Total obligations of states and political subdivisions	16,210	417	—	16,627

Residential mortgage-backed securities	506,695	6,818	(3,359)	510,154
Trust preferred securities*	68,931	240	(11,739)	57,432
Corporate and other debt securities	28,274	2,728	(294)	30,708
Equity securities	49,306	2,071	(1,869)	49,508

Total investment securities available for sale	$813,474	$13,821	$(19,479)	$807,816

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at December 31, 2013 and 2012 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2013
U.S. Treasury securities	$84,665	$(15,170)	$—	$—	$84,665	$(15,170)
U.S. government agency securities	26,402	(703)	—	—	26,402	(703)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,598	(798)	—	—	10,598	(798)
Municipal bonds	13,461	(1,365)	—	—	13,461	(1,365)

Total obligations of states and political subdivisions	24,059	(2,163)	—	—	24,059	(2,163)

Residential mortgage-backed securities	368,306	(18,434)	24,734	(2,285)	393,040	(20,719)
Trust preferred securities	2,024	(25)	15,022	(4,206)	17,046	(4,231)
Corporate and other debt securities	53,654	(2,073)	2,471	(30)	56,125	(2,103)
Equity securities	223	(6)	14,248	(1,167)	14,471	(1,173)

Total	$559,333	$(38,574)	$56,475	$(7,688)	$615,808	$(46,262)

December 31, 2012
U.S. Treasury securities	$97,625	$(2,218)	$—	$—	$97,625	$(2,218)
Residential mortgage-backed securities	269,895	(1,256)	21,089	(2,103)	290,984	(3,359)
Trust preferred securities	760	(511)	27,865	(11,228)	28,625	(11,739)
Corporate and other debt securities	5,394	(58)	2,264	(236)	7,658	(294)
Equity securities	969	(75)	12,664	(1,794)	13,633	(1,869)

Total	$374,643	$(4,118)	$63,882	$(15,361)	$438,525	$(19,479)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2013 was 99 as compared to 74 at December 31, 2012. The increase in the level of long-term market interest rates since June 30, 2013 materially decreased the fair value of lower yielding U.S. Treasury securities, obligations of states and political subdivisions, and residential mortgage-backed securities classified as available for sale. The investments in obligations of states and political subdivisions are all investment grade with no bankruptcies or defaults.

The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2013 included $7.7 million related to 5 investment grade securities and $1.2 million related to a 1 non-investment grade private label mortgage-backed security. The remaining $11.8 million primarily related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.

The unrealized losses for trust preferred securities at December 31, 2013 in the table above relate to 3 pooled trust preferred and 10 single-issuer bank issued trust preferred securities. The unrealized losses include $3.3 million attributable to 3 pooled trust preferred securities with an amortized cost of $13.6 million and a fair value of $10.3 million. The three pooled trust preferred securities included one security with an unrealized loss of $1.7 million and an investment grade rating at December 31, 2013. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. All of the single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2013.

The unrealized losses within the corporate and other debt securities category (primarily existing for less than twelve months) totaling $2.1 million at December 31, 2013 mainly resulted from an increase in the level of long-term market interest rates since June 30, 2013, which decreased their fair values.

The unrealized losses existing for more than twelve months for equity securities are mostly related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $800 thousand unrealized loss. At December 31, 2013, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of December 31, 2013 represents an other-than-temporary impairment, except for the previously impaired securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of December 31, 2013, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $498.8 million.

The contractual maturities of investments securities available for sale at December 31, 2013 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2013
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year	$160	$161
Due after one year through five years	55,700	54,804
Due after five years through ten years	106,009	101,992
Due after ten years	132,637	116,648
Residential mortgage-backed securities	524,781	508,029
Equity securities	47,617	48,058

Total investment securities available for sale	$866,904	$829,692

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2013 was 5.3 years.

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

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not Valley expects to collect all contractual cash flows. Valley also evaluated its investment securities held as of December 31, 2013 to identify those that meet the definition of a Covered Fund as set forth in the final rules issued on December 10, 2013 to implement section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (commonly referred to as the “Volcker Rule”). In that regard, Valley considered the impact of the related interim final rule issued by its primary banking regulators on January 14, 2014 to address the treatment of certain collateralized debt obligations backed primarily by trust preferred securities (TruPS CDOs), including the non-exclusive list of TruPS CDOs that are exempt from the Covered Fund provisions under the interim final rule. Valley identified no investments held as of December 31, 2013 that meet the definition of a Covered Fund and that are required to be divested by July 21, 2015 (or before recovery of their individual amortized cost basis) under the foregoing rules.

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

At December 31, 2013, approximately 57 percent of the $583.6 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York and Pennsylvania. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $18.4 million and $17.8 million, respectively, at December 31, 2013. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. The gross unrealized losses associated with the obligations of states and political subdivisions totaling $12.9 million as of December 31, 2013 were primarily driven by changes in interest rates and not due to the credit quality of the issuer. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with Valley’s investment standards prior to the decision to purchase. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management (CRM) Department conducts an independent financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. The internal risk rating was developed by CRM using a risk acceptance criteria (RAC) score which considers a multitude of credit factors, including the issuer’s operating results, debt levels, liquidity and debt service capacity. The analysis of debt levels includes unfunded liabilities and assesses these obligations relative to the economy and aggregate debt burden on a per capita basis, if applicable. The RAC score is used as a guideline by CRM for determining the final internal risk rating assigned to the issuer. CRM also obtains the external credit rating agencies’ debt ratings for the issuer and incorporates the lowest external debt rating in the RAC score. Specifically, the external debt rating is one of eight credit factors assessed in the development of the RAC score and represents, along with the rating agency outlook for the issuer, 25 percent of the final composite RAC score. As a result, Valley does not solely rely on external credit ratings in determining our final internal risk rating. For many securities, Valley believes the external credit ratings may not accurately reflect the actual credit quality of the security and therefore should not be viewed in isolation as a measure of the quality of our investments. Additionally, CRM does not consider potential credit support offered by insurance guarantees on certain bond securities in determining the internal risk rating, either at the date of the pre-purchase investment analysis or in subsequent assessments of impairment. Obligations of states and political subdivisions will continue to be monitored as part of our ongoing impairment analysis, and as of December 31, 2013 are expected to perform in accordance with their contractual terms. As a result, Valley expects to recover the entire amortized cost basis of these securities.

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

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2013 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

In October 2013, Valley sold its entire position in the previously impaired trust preferred securities issued by one deferring bank holding company with a combined amortized cost of $41.8 million, after all credit impairments. The sale of these impaired trust preferred securities classified as available for sale resulted in net proceeds of $52.5 million and a realized gain of $10.7 million in the fourth quarter of 2013. The issuer of the trust preferred securities had deferred interest payments on these securities since late 2009 as required by an operating agreement with its bank regulators. During the fourth quarter of 2011, Valley estimated a decline in the expected cash flows from the securities as it lengthened the estimate of the timeframe over which it could reasonably anticipate receiving such cash flows, and during the third quarter of 2012, Valley estimated an additional decline in cash flows under one of three weighted alternative scenarios utilized to assess impairment of the securities. The declines in estimated cash flows, after careful assessment of all other available factors, resulted in credit impairment charges of $18.3 million and $4.5 million during the fourth quarter of 2011 and third quarter of 2012, respectively. Valley no longer accrued interest on the securities after the initial impairment in 2011. No additional impairment was recognized as a result of our impairment analysis of these securities during 2013.

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

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2013. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(in thousands)
Held to maturity:
Trust preferred securities	$—	$—	$18,314
Available for sale:
Residential mortgage-backed securities	—	722	829
Trust preferred securities	—	4,525	825

Net impairment losses on securities recognized in earnings	$—	$5,247	$19,968

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

The other-than-temporary impairment charges on trust preferred securities classified as available for sale reported in the table above for the year ended December 31, 2011 all relate to two pooled trust preferred securities. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities. At December 31, 2013, the two previously impaired pooled trust preferred securities had a combined amortized cost of $5.4 million and fair value of $3.8 million, respectively.

The previously impaired trust preferred securities discussed above were not accruing interest as of December 31, 2013 and 2012. As disclosed in Note 1, Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Impaired Residential Mortgage-Backed Securities.  During 2012, Valley recognized net impairment losses of $722 thousand on residential mortgage-backed securities in earnings due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. Of the six impaired securities, one of the securities was responsible for the total other-than-temporary impairment losses on residential mortgage-backed securities available for sale during 2011 as shown in the table above. At December 31, 2013, the previously impaired private label mortgage-backed securities had a combined amortized cost of $24.6 million and fair value of $24.8 million, respectively.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(in thousands)
Sales transactions:
Gross gains	$14,098	$6,621	$31,456
Gross losses	(44)	(1,050)	—

	$14,054	$5,571	$31,456

Maturities and other securities transactions:
Gross gains	$662	$2,327	$623
Gross losses	(38)	(5,311)	(11)

	$624	$(2,984)	$612

Gains on securities transactions, net	$14,678	$2,587	$32,068

The gross gains totaling $14.1 million for the year ended December 31, 2013, included a $10.7 million gain on sale of the previously impaired trust preferred securities issued by one deferring bank holding company.

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

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income or loss for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Balance, beginning of period	$33,290	$29,070	$10,500
Additions:
Initial credit impairments	—	—	19,143
Subsequent credit impairments	—	5,247	825
Reductions:
Sales	(22,839)	—	—
Accretion of credit loss impairment due to an increase in expected cash flows	(461)	(1,027)	(1,398)

Balance, end of period	$9,990	$33,290	$29,070

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

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.3 million at December 31, 2013 and $22.2 million (consisting of 3 single-issuer bank trust preferred securities) at December 31, 2012. Interest income on trading securities totaled $1.4 million, $1.8 million, and $2.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2013 and 2012 was as follows:

	December 31, 2013			December 31, 2012
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,820,136	$174,948	$1,995,084	$1,832,743	$252,083	$2,084,826
Commercial real estate:
Commercial real estate	4,521,920	459,755	4,981,675	3,772,084	645,625	4,417,709
Construction	406,877	22,354	429,231	399,855	25,589	425,444

Total commercial real estate loans	4,928,797	482,109	5,410,906	4,171,939	671,214	4,843,153

Residential mortgage	2,485,239	14,726	2,499,965	2,445,627	16,802	2,462,429
Consumer:
Home equity	410,875	38,134	449,009	438,881	46,577	485,458
Automobile	901,399	—	901,399	786,528	—	786,528
Other consumer	214,898	186	215,084	179,417	314	179,731

Total consumer loans	1,527,172	38,320	1,565,492	1,404,826	46,891	1,451,717

Total non-covered loans	10,761,344	710,103	11,471,447	9,855,135	986,990	10,842,125

Covered loans:
Commercial and industrial	—	26,249	26,249	—	46,517	46,517
Commercial real estate	—	61,494	61,494	—	120,268	120,268
Construction	—	—	—	—	1,924	1,924
Residential mortgage	—	7,623	7,623	—	9,659	9,659
Consumer	—	799	799	—	2,306	2,306

Total covered loans	—	96,165	96,165	—	180,674	180,674

Total loans	$10,761,344	$806,268	$11,567,612	$9,855,135	$1,167,664	$11,022,799

Total non-covered loans are net of unearned discounts and deferred loan fees totaling $5.6 million and $3.4 million at December 31, 2013 and 2012, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $796.1 million and $227.2 million at December 31, 2013, respectively, and $1.1 billion and $321.9 million at December 31, 2012, respectively.

Valley transferred $124.3 million of residential mortgage loans originated in 2012 from the loan portfolio to loans held for sale during the year ended December 31, 2012. Exclusive of such transfers, there were no sales of loans from the held for investment loan portfolio during the years ended December 31, 2013 and 2012.

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

The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Balance, beginning of period	$169,309	$66,724
Acquisitions	—	186,198
Accretion	(66,458)	(83,613)
Net increase in expected cash flows	120,948	—

Balance, end of period	$223,799	$169,309

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The net increase was largely due to additional cash flows caused by longer than originally expected durations for certain non-covered PCI loans which increased the average expected life of our non-covered PCI loans (which represent 88 percent of total PCI loans at December 31, 2013) from 2.5 years (at the date of acquisition) to approximately 4.0 years. Additionally, a $20.1 million decrease in the expected credit losses for certain non-covered pools is another component of the net increase in cash flows.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in FDIC loss-share receivable for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Balance, beginning of the period	$44,996	$74,390
Discount accretion of the present value at the acquisition dates	130	325
Effect of additional cash flows on covered loans (prospective recognition)	(10,465)	(7,767)
Decrease in the provision for losses on covered loans	(2,783)	—
Other reimbursable expenses	4,691	5,467
Reimbursements from the FDIC	(3,812)	(21,935)
Other	—	(5,484)

Balance, end of the period	$32,757	$44,996

The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $8.4 million and $7.5 million for the years ended December 31, 2013 and 2012, respectively. The 2012 reductions in non-interest income included $5.5 million mainly related to the FDIC’s portion of the estimated losses on unused lines of credit assumed in the FDIC-assisted transactions, which had expired during the second quarter of 2012.

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

The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2013:

2013
(in thousands)
Outstanding at beginning of year	$232,300
New loans and advances	68,701
Repayments	(58,630)

Outstanding at end of year	$242,371

All loans to related parties are performing as of December 31, 2013.

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

Commercial and industrial loans.  A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $314.6 million and $307.0 million at December 31, 2013 and 2012, respectively.

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

Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at December 31, 2013. Unsecured consumer loans totaled approximately $21.4 million and $44.0 million, including $8.3 million and $8.6 million of credit card loans, at December 31, 2013 and December 31, 2012, respectively.

Credit Quality

The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2013 and 2012:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2013
Commercial and industrial	$6,398	$571	$233	$21,029	$28,231	$1,791,905	$1,820,136
Commercial real estate:
Commercial real estate	9,142	2,442	7,591	43,934	63,109	4,458,811	4,521,920
Construction	1,186	4,577	—	8,116	13,879	392,998	406,877

Total commercial real estate loans	10,328	7,019	7,591	52,050	76,988	4,851,809	4,928,797

Residential mortgage	6,595	1,939	1,549	19,949	30,032	2,455,207	2,485,239
Consumer loans:
Home equity	495	241	—	1,866	2,602	408,273	410,875
Automobile	2,957	489	85	169	3,700	897,699	901,399
Other consumer	340	54	33	—	427	214,471	214,898

Total consumer loans	3,792	784	118	2,035	6,729	1,520,443	1,527,172

Total	$27,113	$10,313	$9,491	$95,063	$141,980	$10,619,364	$10,761,344

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2012
Commercial and industrial	$3,397	$181	$283	$22,424	$26,285	$1,806,458	$1,832,743
Commercial real estate:
Commercial real estate	11,214	2,031	2,950	58,625	74,820	3,697,264	3,772,084
Construction	1,793	4,892	2,575	14,805	24,065	375,790	399,855

Total commercial real estate loans	13,007	6,923	5,525	73,430	98,885	4,073,054	4,171,939

Residential mortgage	13,730	5,221	2,356	32,623	53,930	2,391,697	2,445,627
Consumer loans:
Home equity	391	311	—	2,398	3,100	435,781	438,881
Automobile	4,519	924	469	305	6,217	780,311	786,528
Other consumer	977	105	32	628	1,742	177,675	179,417

Total consumer loans	5,887	1,340	501	3,331	11,059	1,393,767	1,404,826

Total	$36,021	$13,665	$8,665	$131,808	$190,159	$9,664,976	$9,855,135

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $4.8 million, $7.2 million, and $6.9 million for the years ended December 31, 2013, 2012, and 2011, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $1.3 million and $590 thousand for the years ended December 31, 2013 and 2012, respectively.

Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at December 31, 2013 and 2012:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2013

Commercial and industrial	$3,806	$43,497	$47,303	$59,891	$11,032
Commercial real estate:
Commercial real estate	46,872	47,973	94,845	110,227	7,874
Construction	11,771	8,022	19,793	21,478	802

Total commercial real estate loans	58,643	55,995	114,638	131,705	8,676

Residential mortgage	10,082	18,231	28,313	32,664	3,735
Consumer loans:
Home equity	1,010	84	1,094	1,211	82

Total consumer loans	1,010	84	1,094	1,211	82

Total	$73,541	$117,807	$191,348	$225,471	$23,525

December 31, 2012
Commercial and industrial	$3,236	$46,461	$49,697	$62,183	$12,088
Commercial real estate:
Commercial real estate	26,724	84,151	110,875	125,875	11,788
Construction	6,339	14,002	20,341	23,678	4,793

Total commercial real estate loans	33,063	98,153	131,216	149,553	16,581

Residential mortgage	8,232	16,659	24,891	27,059	2,329
Consumer loans:
Home equity	672	258	930	1,169	15

Total consumer loans	672	258	930	1,169	15

Total	$45,203	$161,531	$206,734	$239,964	$31,013

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$55,814	$1,686	$47,940	$1,463	$43,095	$1,457
Commercial real estate:
Commercial real estate	110,447	2,946	101,972	2,640	76,542	3,043
Construction	20,752	252	21,421	270	31,897	1,141

Total commercial real estate loans	131,199	3,198	123,393	2,910	108,439	4,184

Residential mortgage	29,059	996	31,620	716	19,015	706
Consumer loans:
Home equity	1,191	65	943	14	109	3

Total consumer loans	1,191	65	943	14	109	3

Total	$217,263	$5,945	$203,896	$5,103	$170,658	$6,350

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

Performing TDRs (not reported as non-accrual loans) totaled $107.0 million and $105.4 million as of December 31, 2013 and 2012, respectively. Non-performing TDRs totaled $48.4 and $41.8 million as of December 31, 2013 and 2012, respectively. Valley classified residential mortgage and home equity loans as non-performing TDRs because each borrower’s obligation was discharged in bankruptcy and the borrower has not re-affirmed the debt. All of these loans were deemed TDRs and collateral dependent impaired loans due to regulatory guidance issued in 2012. To the extent that the recorded principal remains collectible, interest on such loans may be recognized on a cash basis.

The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2013 and 2012, respectively.

		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Contracts	Recorded Investment	Recorded Investment
		($ in thousands)
December 31, 2013
Commercial and industrial	16	$27,415	$22,718
Commercial real estate:
Commercial real estate	13	13,788	13,818
Construction	8	16,682	18,133

Total commercial real estate	21	30,470	31,951
Residential mortgage	38	8,661	7,681
Consumer	7	500	445

Total	82	$67,046	$62,795

December 31, 2012
Commercial and industrial	20	$40,785	$36,066
Commercial real estate:
Commercial real estate	18	40,499	39,535
Construction	5	7,092	4,885

Total commercial real estate	23	47,591	44,420
Residential mortgage	43	10,133	9,125
Consumer	14	985	737

Total	100	$99,494	$90,348

The majority of the TDR concessions within the commercial and industrial loan and commercial real estate loan portfolios made during 2013 and 2012 involved an extension of the loan term and/or an interest rate reduction, and personal bankruptcies (defined as legal concessions in OCC guidance released in 2012) within the residential mortgage and consumer loan portfolios. The TDRs presented in the table above had allocated specific reserves for loan losses that totaled $7.9 million and $15.0 million at December 31, 2013 and 2012, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6.

During 2013, one TDR within the commercial and industrial loan category resulted in a $1.1 million partial charge-off. Additionally, two commercial loans totaling $6.1 million with one borrower that were modified as TDRs during 2013 were fully charged-off during 2013. There were no charge-offs resulting from loans modified as TDRs during 2012.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 days or more past due) during year ended December 31, 2013:

	December 31, 2013
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$576
Construction	3	6,325
Residential mortgage	2	643
Home equity	1	74

Total	7	$7,618

Credit quality indicators.  Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass”, “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed to be Special Mention. Loans rated as “Pass” loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the risk category of loans by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2013 and 2012.

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2013
Commercial and industrial	$1,689,613	$56,007	$74,501	$15	$1,820,136
Commercial real estate	4,348,642	48,159	125,119	—	4,521,920
Construction	373,480	11,697	15,720	5,980	406,877

Total	$6,411,735	$115,863	$215,340	$5,995	$6,748,933

December 31, 2012
Commercial and industrial	$1,673,604	$64,777	$94,184	$178	$1,832,743
Commercial real estate	3,563,530	59,175	149,379	—	3,772,084
Construction	340,357	32,817	19,521	7,160	399,855

Total	$5,577,491	$156,769	$263,084	$7,338	$6,004,682

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2013 and 2012:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2013
Residential mortgage	$2,465,290	$19,949	$2,485,239
Home equity	409,009	1,866	410,875
Automobile	901,230	169	901,399
Other consumer	214,898	—	214,898

Total	$3,990,427	$21,984	$4,012,411

December 31, 2012
Residential mortgage	$2,413,004	$32,623	$2,445,627
Home equity	436,483	2,398	438,881
Automobile	786,223	305	786,528
Other consumer	178,789	628	179,417

Total	$3,814,499	$35,954	$3,850,453

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2013 and 2012:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2013
Commercial and industrial	$185,185	$16,012	$201,197
Commercial real estate	498,184	23,065	521,249
Construction	16,791	5,563	22,354
Residential mortgage	21,381	968	22,349
Consumer	37,980	1,139	39,119

Total	$759,521	$46,747	$806,268

December 31, 2012
Commercial and industrial	$292,163	$6,437	$298,600
Commercial real estate	715,812	50,081	765,893
Construction	17,967	9,546	27,513
Residential mortgage	22,173	4,288	26,461
Consumer	47,689	1,508	49,197

Total	$1,095,804	$71,860	$1,167,664

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

The following table summarizes the allowance for credit losses for the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$106,547	$120,708
Allowance for covered loans	7,070	9,492

Total allowance for loan losses	113,617	130,200
Allowance for unfunded letters of credit	3,495	2,295

Total allowance for credit losses	$117,112	$132,495

The following table summarizes the provision for credit losses for the periods indicated:

	2013	2012	2011
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$17,171	$25,640	$31,242
Provision for covered loans	(2,276)	—	21,510

Total provision for loan losses	14,895	25,640	52,752
Provision for unfunded letters of credit	1,200	(88)	583

Total provision for credit losses	$16,095	$25,552	$53,335

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2013
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off (1)	(19,837)	(10,846)	(4,446)	(5,120)	—	(40,249)
Charged-off loans recovered	4,219	1,745	768	2,039	—	8,771

Net charge-offs	(15,618)	(9,101)	(3,678)	(3,081)	—	(31,478)
Provision for loan losses	2,799	7,375	2,041	1,898	782	14,895

Ending balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617

December 31, 2012
Allowance for loan losses:
Beginning balance	$73,649	$34,637	$9,120	$8,677	$7,719	$133,802
Loans charged-off (1)	(16,103)	(11,688)	(3,518)	(5,339)	—	(36,648)
Charged-off loans recovered	4,475	272	701	1,958	—	7,406

Net charge-offs	(11,628)	(11,416)	(2,817)	(3,381)	—	(29,242)
Provision for loan losses	2,349	20,848	3,120	246	(923)	25,640

Ending balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200

(1)	Includes covered loans charge-offs totaling $146 thousand and $4.0 million during 2013 and 2012, respectively, primarily in the commercial and industrial loan portfolio.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2013 and 2012. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11,032	$8,676	$3,735	$82	$—	$23,525
Collectively evaluated for impairment	40,007	27,235	3,928	4,274	7,578	83,022
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070

Total	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617

Loans:
Individually evaluated for impairment	$47,303	$114,638	$28,313	$1,094	$—	$191,348
Collectively evaluated for impairment	1,772,833	4,814,159	2,456,926	1,526,078	—	10,569,996
Loans acquired with discounts related to credit quality	201,197	543,603	22,349	39,119	—	806,268

Total	$2,021,333	$5,472,400	$2,507,588	$1,566,291	$—	$11,567,612

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$12,088	$16,581	$2,329	$15	$—	$31,013
Collectively evaluated for impairment	44,877	25,463	7,032	5,527	6,796	89,695
Loans acquired with discounts related to credit quality	7,405	2,025	62	—	—	9,492

Total	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200

Loans:
Individually evaluated for impairment	$49,697	$131,216	$24,891	$930	$—	$206,734
Collectively evaluated for impairment	1,783,046	4,040,723	2,420,736	1,403,896	—	9,648,401
Loans acquired with discounts related to credit quality	298,600	793,406	26,461	49,197	—	1,167,664

Total	$2,131,343	$4,965,345	$2,472,088	$1,454,023	$—	$11,022,799

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2013 and 2012, premises and equipment, net consisted of:

	2013	2012
	(in thousands)
Land	$66,620	$67,342
Buildings	191,207	190,582
Leasehold improvements	73,328	71,944
Furniture and equipment	197,161	188,481

	528,316	518,349
Accumulated depreciation and amortization	(258,178)	(239,734)

Total premises and equipment, net	$270,138	$278,615

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $19.7 million, $18.5 million, and $16.4 million, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2011	$20,517	$98,999	$117,689	$80,757	$317,962
Goodwill from business combinations	—	29,452	57,074	23,746	110,272

Balance at December 31, 2012	$20,517	$128,451	$174,763	$104,503	$428,234

Balance at December 31, 2013	$20,517	$128,451	$174,763	$104,503	$428,234

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis during 2013. During 2012, goodwill from business combinations primarily related to the acquisition of State Bancorp (see Note 2 for further details). There was no impairment of goodwill during the years ended December 31, 2013, 2012, and 2011.

The following tables summarize other intangible assets as of December 31, 2013 and 2012:

	Gross			Net
	Intangible	Accumulated	Valuation	Intangible
	Assets	Amortization	Allowance	Assets
	(in thousands)
December 31, 2013
Loan servicing rights	$71,100	$(45,032)	$(504)	$25,564
Core deposits	35,194	(27,238)	—	7,956
Other	5,878	(3,268)	—	2,610

Total other intangible assets	$112,172	$(75,538)	$(504)	$36,130

December 31, 2012
Loan servicing rights	$63,377	$(43,393)	$(3,046)	$16,938
Core deposits	35,194	(24,160)	—	11,034
Other	5,878	(2,727)	—	3,151

Total other intangible assets	$104,449	$(70,280)	$(3,046)	$31,123

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 17 years. In 2012, Valley recorded $8.1 million in core deposits intangibles resulting from the State Bancorp acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2013, 2012, and 2011.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Loan servicing rights
Balance at beginning of year	$19,984	$12,900	$12,491
Origination of loan servicing rights	13,265	12,039	4,483
Amortization expense	(7,181)	(4,955)	(4,074)

Balance at end of year	$26,068	$19,984	$12,900

Valuation allowance
Balance at beginning of year	$(3,046)	$(2,670)	$(1,163)
Impairment adjustment	2,542	(376)	(1,507)

Balance at end of year	$(504)	$(3,046)	$(2,670)

Balance at end of year, net of valuation allowance	$25,564	$16,938	$10,230

Loan servicing rights are accounted for using the amortization method (see Note 1 for more details).

The Bank is a servicer of residential mortgage and SBA loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $2.5 billion, $1.8 billion, and $1.3 million at December 31, 2013, 2012, and 2011, respectively. The SBA loans serviced by the Bank for third-party investors totaled $28.4 million, $30.4 million, and $33.1 million at December 31, 2013, 2012 and 2011, respectively. The outstanding balance of all loans serviced for others is not included in the consolidated statements of financial condition.

Valley recognized amortization expense on other intangible assets, including recoveries and net impairment charges on loan servicing rights (reflected in the table above), of $8.3 million, $9.8 million, and $9.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following presents the estimated amortization expense of other intangible assets over the next five-year period:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2014	$6,580	$2,359	$466
2015	5,149	1,758	434
2016	3,974	1,195	233
2017	3,089	815	220
2018	2,338	610	193

DEPOSITS (Note 9)

Included in time deposits at December 31, 2013 and 2012 are certificates of deposit over $100 thousand of $1.0 billion and $1.2 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $7.9 million, $8.2 million, and $8.5 million in 2013, 2012, and 2011, respectively.

The scheduled maturities of time deposits as of December 31, 2013 are as follows:

Year	Amount
(in thousands)
2014	$1,394,088
2015	262,172
2016	187,034
2017	243,511
2018	66,588
Thereafter	25,876

Total time deposits	$2,179,269

Deposits from certain directors, executive officers and their affiliates totaled $62.9 million and $62.7 million at December 31, 2013 and 2012, respectively.

BORROWED FUNDS (Note 10)

Short-term borrowings at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Securities sold under agreements to repurchase	$231,455	$154,323
Federal funds purchased	50,000	—

Total short-term borrowings	$281,455	$154,323

The weighted average interest rate for short-term borrowings was 0.28 percent and 0.26 percent at December 31, 2013 and 2012, respectively.

Long-term borrowings at December 31, 2013 and 2012 consisted of the following:

	2013		2012
	(in thousands)
FHLB advances	$1,982,268		$2,008,370
Securities sold under agreements to repurchase	587,500		587,500
Subordinated debt	221,757	*	100,000
Other	781		1,429

Total long-term borrowings	$2,792,306		$2,697,299

*	Includes subordinated debentures with contractual principal balances totaling $125.0 million that are hedged for changes in fair value using an interest rate swap.

The long-term FHLB advances had a weighted average interest rate of 3.89 percent and 3.86 percent at December 31, 2013 and 2012, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. The pledged assets to the FHLB also collateralize a $400 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits held at the Bank. Interest expense recorded on FHLB advances totaled $78.4 million, $79.5 million, and $86.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The long-term FHLB advances at December 31, 2013 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2014	$102
2015	175,102
2016	182,101
2017	584,969
2018	405,000
Thereafter	634,994

Total long-term FHLB advances	$1,982,268

The long-term advances with scheduled repayments in years after 2014, reported in the table above, include $455.0 million in advances which are callable for early redemption by the FHLB during 2014 with interest rates ranging from 2.27 percent to 4.04 percent.

The long-term borrowings for securities sold under agreements to repurchase at December 31, 2013 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2015	$125,000
2016	92,500
2017	220,000
2018	100,000
Thereafter	50,000

Total long-term borrowings for securities sold under agreements to repurchase	$587,500

The long-term borrowings for securities sold under repurchase agreements to the FHLB and other counterparties totaled $587.5 million at December 31, 2013 and 2012. The weighted average interest rate of these long-term borrowings was 4.07 percent at December 31, 2013 and 2012. Interest expense on long-term securities sold under repurchase agreements amounted to $24.3 million, $24.6 million, and $25.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

In 2005, the Bank issued $100.0 million of 5.0 percent subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0 percent on January 15 and July 15 of each year. On September 27, 2013, Valley issued $125.0 million of its 5.125 percent subordinated debentures due September 27, 2023 pursuant to an effective shelf registration statement previously filed with the SEC. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated debentures (see Note 14 to the consolidated financial statements for further details on this derivative transaction). The subordinated debentures had a net carrying value of $121.8 million at December 31, 2013. Interest expense (excluding interest expense related to the interest rate swap) totaled $1.7 million at December 31, 2013.

The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.3 billion and $1.2 billion at December 31, 2013 and 2012, respectively.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 11)

Valley established VNB Capital Trust I and assumed in acquisitions GCB Capital Trust III, State Bancorp Capital Trust I, and State Bancorp Capital Trust II statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley does not consolidate its capital trusts based on U.S. GAAP but wholly owns all of the common securities of each trust.

On July 26, 2013, Valley redeemed $15.4 million of the contractual principal amount of the 7.75 percent junior subordinated debentures carried at fair value option, and related trust preferred securities issued by VNB Capital Trust I. On October 25, 2013, Valley redeemed all its remaining junior subordinated debentures issued to VNB Capital Trust I with an aggregate contractual principal balance of $131.3 million, and all of its trust preferred securities, as well as all of the outstanding common securities of the Capital Trust.

The junior subordinated debentures issued to VNB Capital Trust I were measured at fair value under the fair value option, with changes in fair value recognized as charges or credits to current earnings. Net trading gains included non-cash credits of $881 thousand, $2.6 million and $1.3 million for the years ended December 31, 2013, 2012, and 2011, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2013:

	December 31, 2013
	GCB	State Bancorp	State Bancorp
	Capital Trust III	Capital Trust I	Capital Trust II
Junior Subordinated Debentures:
Carrying value (1)	$24,982	$8,424	$7,683
Contractual principal balance	$24,743	$10,310	$10,310
Annual interest rate (2)	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009
Trust Preferred Securities:
Face value	$24,000	$10,000	$10,000
Annual distribution rate (2)	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003
Distribution dates (3)	Quarterly	Quarterly	Quarterly

(1)

The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $239 thousand, and the carrying values for State Bancorp Capital Trust I and State Bancorp Capital Trust II include purchase accounting discounts of $1.9 million and $2.6 million, respectively.

(2)

Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate for all of the junior subordinated debentures and related trust preferred securities excludes the effect of the purchase accounting adjustments.

(3)	All cash distributions are cumulative.

The junior subordinated debentures issued to VNB Capital Trust I, GCB Capital Trust III, State Bancorp Capital Trust I and State Bancorp Capital Trust II had total carrying values of $147.6 million, $25.1 million, $8.3 million and $7.6 million, respectively, and total contractual principal balances of $146.7 million, $24.7 million, $10.3 million and $10.3 million, respectively, at December 31, 2012. The trust preferred securities issued by VNB Capital Trust I, GCB Capital Trust III, and State Bancorp Capital Trust I and State Bancorp Capital Trust II had total face values of $142.3 million, $24.0 million, $10.0 million and $10.0 million, respectively, at December 31, 2012.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon redemption on the date no earlier than the call dates noted in the table above. The trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by Valley of the trusts’ obligations under the trust preferred securities issued. Under the junior subordinated debenture agreements, Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. Currently, Valley has no intention to exercise its right to defer interest payments on the debentures.

The trust preferred securities are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at December 31, 2013. However, based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts (currently allowable under the Dodd-Frank Act) will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016.

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

On June 19, 2013, the Board of Directors approved amendments to freeze the benefits earned under the qualified and non-qualified plans effective December 31, 2013. As a result, participants in each plan will not accrue further benefits and their pension benefits will be determined based on the compensation and service as of December 31, 2013. Plan benefits will not increase for any compensation or service earned after such date. However, participants’ benefits will continue to vest as long as they work for Valley.

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

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$161,065	$135,678
Service cost	7,104	7,338
Interest cost	6,645	6,516
Plan amendments	119	944
Actuarial (gain) loss	(13,003)	14,326
Curtailments	(12,981)	—
Benefits paid	(3,915)	(3,737)

Projected benefit obligation at end of year	$145,034	$161,065

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$138,857	$95,746
Actual return on plan assets	24,723	11,516
Employer contributions	25,245	35,332
Benefits paid	(3,915)	(3,737)

Fair value of plan assets at end of year*	$184,910	$138,857

Funded status of the plan	$39,876	$(22,208)
Liability recognized	$39,876	$(22,208)
Accumulated benefit obligation	$145,034	$144,390

*	Includes accrued interest receivable of $704 thousand and $526 thousand as of December 31, 2013 and 2012, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $243 thousand of the net actuarial loss reported in the following table as of December 31, 2013 as a component of net periodic pension expense during 2014.

	2013	2012
	(in thousands)
Net actuarial loss	$15,415	$55,339
Prior service cost	—	2,267
Deferred tax benefit	(6,430)	(24,077)

Total	$8,985	$33,529

The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2013	2012
	(in thousands)
Projected benefit obligation	$15,390	$17,511
Accumulated benefit obligation	15,390	16,866
Fair value of plan assets	—	—

In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2013 and 2012 were as follows:

	2013	2012
Discount rate	4.89%	4.26%
Future compensation increase rate	2.75	2.75

The net periodic pension expense for the qualified and non-qualified plans included the following components for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	(in thousands)
Service cost	$7,104	$7,338	$6,018
Interest cost	6,645	6,516	6,242
Expected return on plan assets	(12,015)	(8,937)	(6,698)
Amortization of prior service cost	898	873	762
Amortization of net loss	1,970	2,401	1,540
Recognized loss due to curtailment	750	—	—

Total net periodic pension expense	$5,352	$8,191	$7,864

Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income or loss for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Net (gain) loss	$(37,955)	$11,747
Prior service cost	119	944
Recognized prior service cost	(2,386)	(873)
Amortization of actuarial loss	(1,970)	(2,401)

Total recognized in other comprehensive income	$(42,192)	$9,417

Total recognized in net periodic pension expense and other comprehensive income (before tax)	$(36,840)	$17,608

The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2014	$6,670
2015	6,901
2016	7,139
2017	7,344
2018	7,613
2019 to 2023	39,170

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Discount rate*	4.26/4.87%	4.87%	5.75%
Expected long-term return on plan assets	7.50	7.50	8.00
Rate of compensation increase	2.75	2.75	3.25

*	The discount rate for 2013 increased from 4.26 percent to 4.87 percent due to the plans’ freeze and remeasurement at June 30, 2013.

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term. The expected rate of return was reduced to 7.5 percent on January 1, 2012 due to the prolonged economic recovery and expectations regarding the level of future market interest rates.

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

In general, the plan assets of the qualified plan are investment securities that are well-diversified in terms of industry, capitalization and asset class. The plan assets are a conservative mix of various types of domestic and foreign common equity securities, U.S. Treasury securities, high quality corporate bonds, mutual funds primarily indexed to the performance of Fortune 500 U.S. companies, cash and U.S. Treasury based money market funds, U.S. government agency securities, and trust preferred securities.

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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	42%	$77,565	$77,565	$—	$—
Corporate bonds	23	41,863	—	41,863	—
Mutual funds	18	33,690	33,690	—	—
U.S. Treasury securities	10	19,057	19,057	—	—
Cash and money market funds	5	9,939	9,939	—	—
U.S. government agency securities	1	1,896	—	1,896	—
Trust preferred securities	1	196	196	—	—

Total investments	100%	$184,206	$140,447	$43,759	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	49%	$67,653	$67,653	$—	$—
Corporate bonds	20	28,153	—	28,153	—
Mutual funds	10	13,545	13,545	—	—
U.S. Treasury securities	10	13,249	13,249	—	—
Cash and money market funds	9	12,355	12,355	—	—
U.S. government agency securities	1	1,615	—	1,615	—
Trust preferred securities	1	1,761	1,761	—	—

Total investments	100%	$138,331	$108,563	$29,768	$—

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

The qualified plan held 58,631 shares of VNB Capital Trust I preferred securities at December 31, 2012. The shares held at December 31, 2012 had a fair value of approximately $1.5 million and received dividends on Valley trust preferred shares of $114 thousand for the year ended December 31, 2012.

Based upon actuarial estimates, Valley does not expect to make any contributions to the qualified plan. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, Valley may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Other Non-Qualified Plans

Valley maintains other non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2013 and 2012, the remaining obligations under these plans were $5.0 million and $5.8 million, respectively, of which $2.7 million and $3.3 million, respectively, were funded by Valley. As of December 31, 2013 and 2012, the entire obligations were included in other liabilities and $1.3 million (net of a $965 thousand tax benefit) and $1.4 million (net of a $1.0 million tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.3 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.

Bonus Plan

Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $6.0 million, $7.4 million, and $4.0 million during 2013, 2012 and 2011, respectively.

Savings and Investment Plan

Valley National Bank maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s investment elections. The Bank recorded $2.6 million, $2.7 million, and $2.0 million in expense for contributions to the plan for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. The maximum term to exercise an incentive stock option is ten years from the date of grant and is subject to a vesting schedule.

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $6.0 million, $4.7 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The stock-based compensation expense for 2013 and 2012 included $2.7 million and $2.5 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. There were no stock awards granted to retirement eligible employees during the year ended December 31, 2011. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2013, the unrecognized amortization expense for all stock-based compensation totaled approximately $9.3 million (primarily related to the restricted stock awards) and will be recognized over an average remaining vesting period of approximately 4.0 years.

Stock Options.  The fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The fair values are estimated using assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds, in effect on the actual grant dates, with a remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience. There were no stock options granted in 2013, 2012 and 2011.

Summary of stock options activity as of December 31, 2013, 2012 and 2011 and changes during the years ended on those dates is presented below:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,860,081	$17	3,000,406	$17	3,511,173	$18
Assumed in acquisition*	—	—	356,490	17	—	—
Exercised	—	—	(1,019)	12	—	—
Forfeited or expired	(537,488)	19	(495,796)	16	(510,767)	14

Outstanding at end of year	2,322,593	17	2,860,081	17	3,000,406	17

Exercisable at year-end	2,320,696	17	2,756,007	18	2,737,814	18

*	Stock options acquired in connection with the State Bancorp acquisition.

As of December 31, 2013, there was an immaterial amount of unrecognized compensation cost related to non-vested stock options. Cash received from stock options exercised during 2012 was immaterial.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$10-14	149,266	6.8	$12	147,641	$12
14-15	465,404	4.2	15	465,404	15
15-17	181,594	2.9	17	181,406	17
17-18	500,864	1.9	18	500,817	18
18-21	1,025,465	1.8	19	1,025,428	19

	2,322,593	2.7	17	2,320,696	17

The aggregate intrinsic value of options outstanding and exercisable was immaterial at December 31, 2013.

Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the Employee Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock Awards Outstanding
	2013	2012	2011
Outstanding at beginning of year	1,492,060	316,488	537,653
Granted	479,541	1,423,152	14,866
Vested	(217,305)	(192,870)	(232,274)
Forfeited	(44,984)	(54,710)	(3,757)

Outstanding at end of year	1,709,312	1,492,060	316,488

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $6.0 million, $4.6 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Director Restricted Stock Plan provides the non-employee members of the Board of Directors with the opportunity to forego some or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. On January 29, 2014, the Director Restricted Stock Plan was amended to provide that no additional fees may be exchanged for Valley’s restricted stock effective April 1, 2014. The Director Restricted Stock Plan will terminate after the restricted stock remaining under the plan as of April 1, 2014 vests and is delivered, or is forfeited pursuant to such plan.

The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock Awards Outstanding
	2013	2012	2011
Outstanding at beginning of year	117,147	106,544	104,646
Granted	26,828	28,902	24,607
Vested	(21,963)	(18,299)	(22,287)
Forfeited	(220)	—	(422)

Outstanding at end of year	121,792	117,147	106,544

INCOME TAXES (Note 13)

Income tax expense for the years ended December 31, 2013, 2012, and 2011 consisted of the following:

	2013	2012	2011
	(in thousands)
Current expense:
Federal	$13,203	$35,684	$52,207
State	3,447	2,666	26,610

	16,650	38,350	78,817
Deferred expense (benefit):
Federal and State	30,329	28,398	(16,111)

Total income tax expense	$46,979	$66,748	$62,706

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$48,042	$53,407
Depreciation	13,327	4,972
Deferred compensation	—	5,075
Employee benefits	14,325	11,775
Investment securities, including other-than-temporary impairment losses	24,735	24,196
Net operating loss carryforwards	53,926	62,053
Purchase accounting	6,863	14,251
Accrued interest	—	12,515
Other	21,063	23,416

Total deferred tax assets	182,281	211,660
Deferred tax liabilities:
Pension plans	21,774	—
Other investments	11,096	11,182
Deferred income	—	15,886
Other	17,811	13,353

Total deferred tax liabilities	50,681	40,421

Net deferred tax asset (included in other assets)	$131,600	$171,239

Valley’s state net operating loss carryforwards totaled approximately $926 million at December 31, 2013 and expire during the period from 2014 through 2031. Valley also has federal alternative minimum tax credit carryforwards of approximately $1.6 million at December 31, 2013, which are available to reduce future federal regular income taxes, over an indefinite period.

Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
	(in thousands)
Federal income tax at expected statutory rate	$62,629	$73,631	$68,326
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(4,876)	(4,478)	(3,736)
Bank owned life insurance	(2,087)	(2,399)	(2,583)
State income tax expense, net of federal tax effect	9,904	8,204	12,727
Tax credits	(17,408)	(10,070)	(12,760)
Other, net	(1,183)	1,860	732

Income tax expense	$46,979	$66,748	$62,706

A reconciliation of Valley’s gross unrecognized tax benefits for 2013, 2012, and 2011 are presented in the table below:

	2013	2012	2011
	(in thousands)
Beginning balance	$31,052	$33,000	$21,142
Additions based on tax positions related to prior years	1,482	4,195	13,366
Settlements with taxing authorities	(1,216)	(5,038)	—
Reductions due to expiration of statute of limitations	(605)	(1,105)	(1,508)

Ending balance	$30,713	$31,052	$33,000

Valley recorded an incremental state tax provision (expense) of $8.5 million in 2011 to increase its liability for uncertain tax positions due to a change in state tax law. The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $27.9 million within the next twelve months.

Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $5.2 million and $4.4 million of interest associated with Valley’s uncertain tax positions at December 31, 2013 and 2012, respectively.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Valley is also currently under routine examination by U.S. federal and various state jurisdictions, and we expect the examinations to be completed within the next twelve months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2013.

COMMITMENTS AND CONTINGENCIES (Note 14)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

		Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2014	$21,759	$2,040	$19,719
2015	21,903	1,957	19,946
2016	21,401	1,803	19,598
2017	20,843	1,781	19,062
2018	20,851	1,549	19,302
Thereafter	271,895	6,005	265,890

Total lease commitments	$378,652	$15,135	$363,517

Net occupancy expense for years ended December 31, 2013, 2012, and 2011 included net rental expense of approximately $19.9 million, $23.8 million, and $21.2 million, respectively, net of rental income of $3.3 million, $2.5 million, and $1.8 million, respectively, for leased bank facilities.

In December 2013, Valley terminated a 20 year branch operating lease related to a building sale-leaseback transaction entered into during 2007. As a result of the lease termination, Valley recognized a gain of $11.3 million within the net gains on sales of assets category of other non-interest income for the year ended December 31, 2013. The $11.3 million gain represented the outstanding deferred gain on the original building sale that would have been amortized to income over the remaining lease term. The negotiated lease termination penalty recognized in the fourth quarter of 2013 was immaterial.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Commitments under commercial loans and lines of credit	$1,958,955	$1,944,815
Home equity and other revolving lines of credit	669,447	620,397
Outstanding commercial mortgage loan commitments	382,939	253,235
Standby letters of credit	224,002	228,694
Outstanding residential mortgage loan commitments	43,618	247,275
Commitments under unused lines of credit—credit card	57,017	59,969
Commercial letters of credit	8,016	6,043
Commitments to sell loans	25,796	100,400

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

At December 31, 2013, Valley had the following cash flow hedge derivatives:

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

•

Seven forward starting interest rate swaps with a total notional amount of $482 million to hedge the changes in cash flows associated with certain FHLB advances within long-term borrowings. Starting between November 2015 and April 2016, the interest rate swaps will require Valley to pay fixed-rate amounts ranging from approximately 2.51 to 2.97 percent, in exchange for the receipt of variable-rate payments at the three-month LIBOR rate. The seven swaps have expiration dates ranging from November 2018 to November 2020.

During the third quarter of 2013, Valley entered into a $65 million forward-settle interest rate swap to protect Valley against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows related to interest payments on its subordinated notes issuance in September 2013. The forward-settle swap was cash settled to coincide with the date of the subordinated note issuance. The change in fair value of the forward-settle swap was recorded in accumulated other comprehensive loss and is amortized into interest expense over the life of the debt.

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

At December 31, 2013, Valley had the following cash flow hedge derivatives:

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

Non-designated Hedges.  Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Under a program, Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2013, Valley had a total of 51 interest rate swaps with an aggregate notional amount of $259.8 million related to this program.

Valley also regularly enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. As of December 31, 2013, Valley had mortgage banking derivatives with an aggregate notional amount of $46.8 million.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	Balance Sheet	Fair Value at December 31,
	Line Item	2013	2012
		(in thousands)
Asset Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Assets	$9,883	$23
Fair value hedge interest rate swaps	Other Assets	99	652

Total derivatives designated as hedging instruments		$9,982	$675

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Assets	$4,823	$7,002
Mortgage banking derivatives	Other Assets	317	239

Total derivatives not designated as hedging instruments		$5,140	$7,241

Liability Derivatives:
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	Other Liabilities	$10,925	$17,198
Fair value hedge interest rate swaps	Other Liabilities	4,691	2,197

Total derivatives designated as hedging instruments		$15,616	$19,395

Derivatives not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$4,823	$6,999
Mortgage banking derivatives	Other Liabilities	147	200

Total derivatives not designated as hedging instruments		$4,970	$7,199

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2013	2012	2011
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(6,898)	$(6,478)	$(3,067)
Amount of gain (loss) recognized in other comprehensive income (loss)	4,255	(5,774)	(24,393)

Valley recognized net gains of $73 thousand and net losses of $23 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the years ended December 31, 2012 and 2011, respectively. There were no net gains or losses related to cash flow hedge ineffectiveness recognized during the year ended December 31, 2013. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss was $6.3 million and $12.7 million at December 31, 2013 and 2012, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $8.4 million will be reclassified as an increase to interest expense in 2014.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2013	2012	2011
	(in thousands)
Derivative—interest rate swaps:
Interest income	$728	$(57)	$(761)
Interest expense	(3,774)	(200)	852
Hedged item—loans, deposits and long-term borrowings:
Interest income	$(728)	$57	$761
Interest expense	3,805	220	(884)

During the years ended December 31, 2013, 2012 and 2011, the amounts recognized in non-interest expense related to the ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $584 thousand, $561 thousand and $472 thousand for the years ended December 31, 2013, 2012 and 2011, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives.

Net gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2013	2012	2011
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest income	$128	$253	$—

Collateral Requirements Credit Risk Related Contingency Features.  By using derivatives, Valley is exposed to credit risk if counterparties to the derivative contracts do not perform as expected. Management attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral where appropriate. Credit risk exposure associated with derivative contracts is managed at Valley in conjunction with Valley’s consolidated counterparty risk management process. Valley’s counterparties and the risk limits monitored by management are periodically reviewed and approved by the Board of Directors.

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2013, Valley was in compliance with all of the provisions of its derivative counterparty agreements.

As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.4 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At December 31, 2013, Valley’s derivative counterparties had $800 thousand in collateral posted with Valley under the agreements, while Valley had $23.5 million in collateral posted with its counterparties.

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations, and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims.

BALANCE SHEET OFFSETTING (Note 15)

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

The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2013 and 2012.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amount
	(in thousands)
December 31, 2013
Assets:
Interest rate caps and swaps	$14,805	$—	$14,805	$(8,284)	$—	$6,521

Liabilities:
Interest rate caps and swaps	$20,439	$—	$20,439	$(8,284)	$(12,155)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)*	—

Total	$540,439	$—	$540,439	$(8,284)	$(532,155)	$—

December 31, 2012
Assets:
Interest rate caps and swaps	$7,677	$—	$7,677	$(675)	$—	$7,002

Liabilities:
Interest rate caps and swaps	$26,395	$—	$26,395	$(675)	$(25,720)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)*	—

Total	$546,395	$—	$546,395	$(675)	$(545,720)	$—

*	Represents fair value of non-cash pledged investment securities.

REGULATORY AND CAPITAL REQUIREMENTS (Note 16)

Valley’s primary source of cash is dividends from the Bank. Valley National Bank, a national banking association, is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. In addition, the dividends declared cannot be in excess of the amount which would cause the subsidiary bank to fall below the minimum required for capital adequacy purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2013, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2013, all of Valley National Bank’s ratios were above the minimum levels required to be considered “well capitalized,” under the regulatory framework for prompt corrective action, which require Tier 1 capital to risk-weighted assets of at least 6 percent, Total risk-based capital to risk-weighted assets of 10 percent and a minimum Tier 1 leverage ratio of 5 percent. To be categorized as well capitalized under the capital adequacy guidelines set by the federal regulators, Valley and Valley National Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

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

The actual capital positions and ratios for Valley and Valley National Bank as of December 31, 2013 and 2012 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2013
Total Risk-based Capital
Valley	$1,403,836	11.9%	$946,448	8.0%	$	N/A	N/A	%
Valley National Bank	1,376,695	11.6	945,854	8.0		1,182,317	10.0
Tier 1 Risk-based Capital
Valley	1,141,526	9.7	473,224	4.0		N/A	N/A
Valley National Bank	1,239,510	10.5	472,927	4.0		709,390	6.0
Tier 1 Leverage Capital
Valley	1,141,526	7.3	628,256	4.0		N/A	N/A
Valley National Bank	1,239,510	7.9	627,333	4.0		784,167	5.0
As of December 31, 2012
Total Risk-based Capital
Valley	$1,413,901	12.4%	$913,402	8.0%	$	N/A	N/A	%
Valley National Bank	1,374,059	12.1	912,179	8.0		1,140,224	10.0
Tier 1 Risk-based Capital
Valley	1,241,316	10.9	456,701	4.0		N/A	N/A
Valley National Bank	1,201,499	10.5	456,090	4.0		684,134	6.0
Tier 1 Leverage Capital
Valley	1,241,316	8.1	613,471	4.0		N/A	N/A
Valley National Bank	1,201,499	7.8	612,636	4.0		765,795	5.0

Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by Valley’s capital trusts (currently allowable under the Dodd-Frank Act) will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016. Valley’s Tier 1 capital position included $44.0 million and $186.3 of its outstanding trust preferred securities issued by capital trusts as of December 31, 2013 and 2012, respectively. The decrease was attributable to Valley’s redemption of the entire $142.3 million principal face value of its trust preferred securities issued by VNB Capital Trust I in 2013.

COMMON STOCK (Note 17)

Common Stock Issuances

Dividend Reinvestment Plan.  Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (DRIP). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2013, 2012 and 2011, 775 thousand, 721 thousand, and 705 thousand of common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $7.6 million, $8.0 million and $8.3 million, respectively.

Common Stock Warrants.  On January 1, 2012, Valley assumed in the acquisition of State Bancorp, a warrant issued by State Bancorp (in connection with its preferred stock issuance) to the U.S. Treasury in December 2008. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding and unexercised at December 31, 2013.

In July 2008, Valley issued approximately 918 thousand warrants as part of the purchase price for the acquisition of Greater Community Bancorp. Each warrant is entitled to purchase approximately 1.2155 Valley common shares at $15.64 per share and is exercisable through the expiration date of June 30, 2015. The Valley warrants are considered equity instruments and are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW”. All of the warrants remained outstanding and unexercised at December 31, 2013.

In connection with the issuance of senior preferred shares in 2008, Valley issued to the U.S. Treasury a ten year warrant to purchase up to approximately 2.5 million Valley common shares. During 2010, the U.S. Treasury sold the warrants through a public auction, in which Valley did not receive any of the proceeds. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Each warrant entitles the holder to purchase approximately 1.103 Valley common shares at $16.12 per share and is exercisable through the expiration date of November 14, 2018.

Repurchase Plan

In 2007, Valley’s Board of Directors approved the repurchase of up to 4.7 million common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2013, 2012 and 2011.

Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the years ended December 31, 2013, 2012 and 2011, Valley purchased approximately 78 thousand, 55 thousand, and 52 thousand shares, respectively, of its outstanding common stock at an average price of $9.91, $9.41 and $11.55, respectively, for such purpose.

OTHER COMPREHENSIVE INCOME (Note 18)

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011. Components of other comprehensive income (loss) include changes in net unrealized gains (losses) on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for unfunded portion of various employee, officer and director pension plans.

	2013			2012			2011
	Before	Tax	After	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
	(in thousands)
Unrealized gains on available for sale (AFS) securities
Net (losses) gains arising during the period	$(22,679)	$9,440	$(13,239)	$9,993	$(4,311)	$5,682	$2,438	$(925)	$1,513
Less reclassification adjustment for net gains included in net income	(14,678)	6,156	(8,522)	(2,587)	1,042	(1,545)	(32,068)	12,394	(19,674)

Net change	(37,357)	15,596	(21,761)	7,406	(3,269)	4,137	(29,630)	11,469	(18,161)

Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	6,266	(2,629)	3,637	15,032	(5,090)	9,942	(42,531)	15,875	(26,656)
Less reclassification adjustment for credit impairment losses included in net income	(461)	193	(268)	4,220	(1,771)	2,449	18,570	(6,937)	11,633

Net change	5,805	(2,436)	3,369	19,252	(6,861)	12,391	(23,961)	8,938	(15,023)

Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) arising during the period	4,255	(1,855)	2,400	(5,773)	2,422	(3,351)	(24,393)	10,236	(14,157)
Less reclassification adjustment for losses included in net income	6,898	(2,893)	4,005	6,478	(2,718)	3,760	3,067	(1,287)	1,780

Net change	11,153	(4,748)	6,405	705	(296)	409	(21,326)	8,949	(12,377)

Defined benefit pension plan
Net gains (losses) arising during the period	37,204	(15,627)	21,577	(11,747)	4,908	(6,839)	(21,351)	8,947	(12,404)
Amortization of prior service cost	2,440	(986)	1,454	105	(67)	38	592	(244)	348
Amortization of net loss	1,970	(825)	1,145	2,401	(1,005)	1,396	1,540	(645)	895
Recognition of loss due to curtailment	750	(282)	468	—	—	—	—	—	—

Net change	42,364	(17,720)	24,644	(9,241)	3,836	(5,405)	(19,219)	8,058	(11,161)

Total other comprehensive income (loss)	$21,965	$(9,308)	$12,657	$18,122	$(6,590)	$11,532	$(94,136)	$37,414	$(56,722)

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2013, 2012, and 2011:

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance—December 31, 2010	$14,930	$(1,543)	$(708)	$(18,398)	$(5,719)
Other comprehensive income (loss) before reclassifications	1,513	(26,656)	(14,157)	(12,404)	(51,704)
Amounts reclassified from other comprehensive income (loss)	(19,674)	11,633	1,780	1,243	(5,018)

Other comprehensive loss, net	(18,161)	(15,023)	(12,377)	(11,161)	(56,722)

Balance—December 31, 2011	(3,231)	(16,566)	(13,085)	(29,559)	(62,441)

Other comprehensive income (loss) before reclassifications	5,682	9,942	(3,351)	(6,839)	5,434
Amounts reclassified from other comprehensive income (loss)	(1,545)	2,449	3,760	1,434	6,098

Other comprehensive income (loss), net	4,137	12,391	409	(5,405)	11,532

Balance—December 31, 2012	906	(4,175)	(12,676)	(34,964)	(50,909)

Other comprehensive income (loss) before reclassifications	(13,239)	3,637	2,400	21,577	14,375
Amounts reclassified from other comprehensive income (loss)	(8,522)	(268)	4,005	3,067	— (1,718)

Other comprehensive income (loss), net	(21,761)	3,369	6,405	24,644	12,657

Balance—December 31, 2013	$(20,855)	$(806)	$(6,271)	$(10,320)	$(38,252)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the year ended December 31, 2013.

Components of Accumulated Other Comprehensive Loss	Amounts Reclassified from Accumulated Other Comprehensive Loss	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$14,678	Gains on securities transactions, net
Tax effect	(6,156)

Total net of tax	8,522

Non-credit impairment losses on AFS securities before tax:
Accretion of credit impairment loss due to an increase in expected cash flows	461	Interest and dividends on investment
Tax effect	(193)	securities (taxable)

Total net of tax	268

Unrealized losses on derivatives (cash flow hedges) before tax	(6,898)	Interest expense
Tax effect	2,893

Total net of tax	(4,005)

Defined benefit pension plan:
Amortization of prior service cost	(2,440)	*
Amortization of net actuarial loss	(1,970)	*
Recognition of loss due to curtailment	(750)	*

Total before tax	(5,160)
Tax effect	2,093

Total net of tax	(3,067)

Total reclassifications, net of tax	$1,718

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for details.

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 19)

	Quarters Ended 2013
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$153,033	$152,370	$153,779	$156,915
Interest expense	42,997	42,483	42,110	40,787
Net interest income	110,036	109,887	111,669	116,128
Provision for credit losses	1,769	2,552	5,334	6,440
Non-interest income:
Gains on securities transactions, net	3,958	41	9	10,670
Trading (losses) gains, net	(2,202)	(270)	2,231	1,150
Gains on sales of loans, net	15,060	14,366	2,729	1,540
(Losses) gains on sales of assets, net	(268)	678	(1,010)	11,547
Other non-interest income	14,748	18,079	18,431	17,166
Non-interest expense	95,439	95,346	94,461	96,092
Income before income taxes	44,124	44,883	34,264	55,669
Income tax expense	12,814	10,961	7,143	16,061
Net income	31,310	33,922	27,121	39,608
Earnings per common share:
Basic	$0.16	$0.17	$0.14	$0.20
Diluted	0.16	0.17	$0.14	0.20
Cash dividends declared per common share	0.16	0.16	0.16	0.11
Average common shares outstanding:
Basic	198,924,995	199,244,243	199,445,874	199,613,524
Diluted	198,924,995	199,244,243	199,445,874	199,613,524

	Quarters Ended 2012
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$174,136	$166,858	$167,230	$162,969
Interest expense	46,677	44,787	45,408	44,440
Net interest income	127,459	122,071	121,822	118,529
Provision for credit losses	5,697	7,405	7,250	5,200
Non-interest income:
(Losses) gains on securities transactions, net	(157)	1,204	1,496	44
Net impairment losses on securities recognized in earnings	—	(550)	(4,697)	—
Trading (losses) gains, net	(988)	1,609	6	2,166
Gains on sales of loans, net	3,166	3,141	25,055	15,636
Other non-interest income	20,574	18,626	18,636	15,979
Non-interest expense	94,548	91,510	93,219	95,623
Income before income taxes	49,809	47,186	61,849	51,531
Income tax expense	15,278	14,366	22,402	14,702
Net income	34,531	32,820	39,447	36,829
Earnings per common share:
Basic	$0.18	$0.17	$0.20	$0.19
Diluted	0.18	0.17	0.20	0.19
Cash dividends declared per common share	0.16	0.16	0.16	0.16
Average common shares outstanding:
Basic	196,930,733	197,246,322	197,437,988	197,795,817
Diluted	196,961,915	197,250,168	197,437,988	197,795,817

PARENT COMPANY INFORMATION (Note 20)

Condensed Statements of Financial Condition

	December 31,
	2013	2012
	(in thousands)
Assets
Cash	$33,592	$4,732
Interest bearing deposits with banks	135	55,135
Investment securities available for sale	4,373	4,779
Investment in subsidiaries	1,682,093	1,652,362
Other assets	13,741	9,738

Total assets	$1,733,934	$1,726,746

Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$21,957	$32,147
Long-term borrowings	121,757	—
Junior subordinated debentures issued to capital trusts (includes fair value of $147,595 at December 31, 2012 for VNB Capital Trust I)	41,089	188,522
Accrued expenses and other liabilities	8,091	3,700
Shareholders’ equity	1,541,040	1,502,377

Total liabilities and shareholders’ equity	$1,733,934	$1,726,746

Condensed Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Income
Dividends from subsidiary	$120,000	$145,000	$115,000
Income from subsidiary	6	53	180
Gains on securities transactions, net	14	—	—
Trading gains, net	881	2,574	1,256
Other interest and dividends	576	922	223

Total Income	121,477	148,549	116,659
Total Expenses	16,140	17,040	16,481

Income before income tax benefit and equity in undistributed earnings of subsidiary	105,337	131,509	100,178
Income tax benefit	(5,130)	(4,737)	(5,202)

Income before equity in undistributed earnings of subsidiary	110,467	136,246	105,380
Equity in undistributed earnings of subsidiary	21,494	7,381	27,131

Net Income	$131,961	$143,627	$132,511

Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net Income	$131,961	$143,627	$132,511
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(21,494)	(7,381)	(27,131)
Depreciation and amortization	27	30	30
Stock-based compensation	6,055	4,816	3,156
Net amortization of premiums and accretion of discounts on securities	162	162	(56)
Gains on securities transactions, net	(14)	—	—
Net change in:
Fair value of borrowings carried at fair value	(881)	(2,574)	(1,256)
Other assets	(4,210)	2,977	535
Accrued expenses and other liabilities	1,124	(1,387)	132

Net cash provided by operating activities	112,730	140,270	107,921

Cash flows from investing activities:
Loan originations	—	—	(36,990)
Investment securities available for sale:
Sales	643	—	—
Maturities, calls and principal repayments	—	1,000	—
Cash and cash equivalents acquired in acquisitions	—	3,934	—

Net cash provided by (used in) investing activities	643	4,934	(36,990)

Cash flows from financing activities:
Issuance of long-term borrowings	125,000	—	—
Redemption of junior subordinated debentures	(142,313)	(10,000)	—
Dividends paid to common shareholders	(129,271)	(125,870)	(116,779)
Common stock issued, net	7,071	7,805	8,027

Net cash used in financing activities	(139,513)	(128,065)	(108,752)

Net change in cash and cash equivalents	(26,140)	17,139	(37,821)
Cash and cash equivalents at beginning of year	59,867	42,728	80,549

Cash and cash equivalents at end of year	$33,727	$59,867	$42,728

BUSINESS SEGMENTS (Note 21)

Valley has four business segments that it monitors and reports on to manage Valley’s business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Valley’s reportable segments have been determined based upon its internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, which involves the allocation of uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

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

The investment management segment generates a large portion of Valley’s income through investments in various types of securities. These securities are mainly comprised of fixed rate investments and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s assets that are least sensitive assets to immediate changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of Valley’s balance sheet. Net gains and losses on the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

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

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,915,395	$7,272,573	$3,054,234	$—	$14,242,202

Interest income	157,482	380,369	86,564	(8,318)	616,097
Interest expense	41,556	77,187	32,416	17,218	168,377

Net interest income (loss)	115,926	303,182	54,148	(25,536)	447,720
Provision for credit losses	2,094	14,001	—	—	16,095

Net interest income (loss) after provision for credit losses	113,832	289,181	54,148	(25,536)	431,625
Non-interest income	75,028	(7,219)	5,962	54,882	128,653
Non-interest expense	77,231	57,096	1,355	245,656	381,338
Internal expense transfer	64,142	118,546	50,011	(232,699)	—

Income before income taxes	$47,487	$106,320	$8,744	$16,389	$178,940

Return on average interest earning assets (pre-tax)	1.21%	1.46%	0.29%	N/A	1.26%

	Year Ended December 31, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,941,374	$7,296,895	$2,871,459	$—	$14,109,728

Interest income	174,978	407,288	96,582	(7,655)	671,193
Interest expense	45,499	84,234	33,148	18,431	181,312

Net interest income (loss)	129,479	323,054	63,434	(26,086)	489,881
Provision for credit losses	4,969	20,583	—	—	25,552

Net interest income (loss) after provision for credit losses	124,510	302,471	63,434	(26,086)	464,329
Non-interest income	83,765	(1,701)	6,817	32,065	120,946
Non-interest expense	69,281	54,963	1,219	249,437	374,900
Internal expense transfer	65,561	120,993	47,749	(234,303)	—

Income (loss) before income taxes	$73,433	$124,814	$21,283	$(9,155)	$210,375

Return on average interest earning assets (pre-tax)	1.86%	1.71%	0.74%	N/A	1.49%

	Year Ended December 31, 2011
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,394,161	$6,214,319	$3,205,756	$—	$12,814,436

Interest income	171,939	375,873	132,530	(6,518)	673,824
Interest expense	47,832	87,574	45,176	18,431	199,013

Net interest income (loss)	124,107	288,299	87,354	(24,949)	474,811
Provision for credit losses	6,806	46,529	—	—	53,335

Net interest income (loss) after provision for credit losses	117,301	241,770	87,354	(24,949)	421,476
Non-interest income	45,830	16,965	7,381	42,121	112,297
Non-interest expense	56,884	48,829	1,016	231,827	338,556
Internal expense transfer	55,059	99,851	51,644	(206,554)	—

Income (loss) before income taxes	$51,188	$110,055	$42,075	$(8,101)	$195,217

Return on average interest earning assets (pre-tax)	1.51%	1.77%	1.31%	N/A	1.52%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey

March 3, 2014

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

Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

As of December 31, 2013 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2013 Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2013. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited Valley National Bancorp’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Valley National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey

March 3, 2014

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Corporate Governance”, “Director Compensation” and “Executive Compensation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2014 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

A.	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of LibertyPointe Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 11, 2010, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

B.	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Park Avenue Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 12, 2010, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant.*

B.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 5, 2013.

(4)	Instruments Defining the Rights of Security Holders:

A.	First Supplemental Indenture, dated as of July 1, 2008, by and among Wilmington Trust Company, as Trustee, Valley National Bancorp and Greater Community Bancorp, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on July 1, 2008 (No. 001-11277).

B.	Warrant Agreement between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Appendix B of the Registrant’s Form S-4 Registration Statement filed on May 20, 2008 (No. 333-150373).

C.	Form of Warrant Certificate for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-3 Registration Statement filed on July 2, 2008 (No. 333-152077).

D.	Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company, as Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.7 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007 (No. 000-14294).

E.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, incorporated herein by reference to Exhibit 4.8 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007 (No. 000-14294).

F.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.9 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007 (No. 000-14294).

G.	Warrant Agreement, dated May 18, 2010, between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on May 18, 2010.

H.	Form of Warrant for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-A filed on May 18, 2010.

(I)	Warrant to purchase Common Stock of Valley National Bancorp, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 3, 2012.

(10)	Material Contracts:

A.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin, Peter Crocitto, and Alan D. Eskow, dated June 22, 2011, incorporated herein by reference to Exhibits 10.A, 10.B and 10.C to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

B.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Albert L. Engel and Robert M. Meyer, dated June 22, 2011, incorporated herein by reference to Exhibit 10.D to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

C.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Robert E. Farrell, Bernadette Mueller, and Robert J. Mulligan, dated June 22, 2011, incorporated herein by reference to Exhibit 10.E to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

D.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and each of Elizabeth E. De Laney, Eric W. Gould, John H. Noonan, and Ira D. Robbins, dated June 22, 2011, incorporated herein by reference to Exhibit 10.F to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

E.	Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Stephen P. Davey, dated June 22, 2011, incorporated herein by reference to Exhibit 10.G to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

F.	Severance Agreements dated January 22, 2008 between Valley, Valley National Bank and Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer incorporated herein by reference to Exhibits 10.5, 10.3, 10.2 and 10.4 to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

G.	Severance Agreement dated November 21, 2013 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements.*+

H.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report filed on April 19, 2010.+

I.	The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated.*+

J.	Form of Participant Agreement for the Benefit Equalization Plan.+

K.	Directors Deferred Compensation Plan, dated June 1, 2004, as amended, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

L.	The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended.*+

M.	Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan incorporated by reference to Exhibit 10.H to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.+

N.	Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005, incorporated herein by reference to Exhibit 10.M to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.

O.	Valley National Bancorp 1999 Long-Term Stock Incentive Plan dated January 19, 1999, as amended, incorporated herein by reference to Exhibit 10.C to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

P.	Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on April 24, 2009.+

Q.	Form of Valley National Bancorp Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

R.	Form of Valley National Bancorp Non-Qualified Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

S.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

T.	Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

U.	Form of Valley National Bancorp Agreement for Performance Restricted Stock Award.+*

V.	Underwriting Agreement, dated September 24, 2013, by and among Valley, and Keefe, Bruyette & Woods, Sandler O’Neill + Partners, L.P. and Deutsche Bank Securities Inc. as representatives of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

W.	Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

X.	First Supplemental Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

(12.1)	Computation of Ratios of Earnings to Fixed Charges.*

(12.2)	Computation of Ratios of Earnings to Fixed Charges Including Preferred Stock Dividends.*

(21)	List of Subsidiaries:

Name		Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Masters Coverage Corp.	New York	100%
	New Century Asset Management, Inc.	New Jersey	100%
	New York Metro Title Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	Valley Securities Holdings, LLC	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB New York, LLC	New York	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	Life Line Planning, Inc.	New York	100%
	RISC One, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	VNB Realty, Inc.	New Jersey	100%
(e)	Subsidiary of Shrewsbury Capital Corporation:
	GCB Realty, LLC	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23.1)	Consent of KPMG LLP.*
(24)	Power of Attorney of Certain Directors and Officers of Valley.*
(31.1)	Certification of Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
(101)	Interactive Data File *

*	Filed herewith.
+	Management contract and compensatory plan or arrangement.

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

Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	March 3, 2014

/S/ ALAN D. ESKOW Alan D. Eskow	Director, Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary	March 3, 2014

/S/ MITCHELL L. CRANDELL Mitchell L. Crandell	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	March 3, 2014

PETER J. BAUM* Peter J. Baum	Director	March 3, 2014

PAMELA R. BRONANDER* Pamela R. Bronander	Director	March 3, 2014

PETER CROCITTO* Peter Crocitto	Director, Senior Executive Vice President and Chief Operating Officer	March 3, 2014

ERIC P. EDELSTEIN* Eric P. Edelstein	Director	March 3, 2014

Signature	Title	Date

MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	March 3, 2014

GRAHAM O. JONES* Graham O. Jones	Director	March 3, 2014

WALTER H. JONES, III* Walter H. Jones, III	Director	March 3, 2014

GERALD KORDE* Gerald Korde	Director	March 3, 2014

MICHAEL L. LARUSSO* Michael L. LaRusso	Director	March 3, 2014

MARC J. LENNER* Marc J. Lenner	Director	March 3, 2014

BARNETT RUKIN* Barnett Rukin	Director	March 3, 2014

SURESH L. SANI* Suresh L. Sani	Director	March 3, 2014

ROBERT C. SOLDOVERI* Robert C. Soldoveri	Director	March 3, 2014

JEFFREY S. WILKS* Jeffrey S. Wilks	Director	March 3, 2014

*

/S/ ALAN D. ESKOW Alan D. Eskow, attorney-in fact.	March 3, 2014