Form 10-Q
period 2014-03-31
VALLEY NATIONAL BANCORP
filed 2014-05-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 200,471,328 shares were outstanding as of May 6, 2014.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except for share data)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$296,557	$234,253
Interest bearing deposits with banks	83,045	134,915
Investment securities:
Held to maturity (fair value of $1,816,049 at March 31, 2014 and $1,711,427 at December 31, 2013)	1,813,096	1,731,737
Available for sale	796,583	829,692
Trading securities	14,255	14,264
Total investment securities	2,623,934	2,575,693
Loans held for sale (includes fair value of $5,057 at March 31, 2014 and $10,488 at December 31, 2013 for loans originated for sale)	32,386	10,488
Non-covered loans	11,613,664	11,471,447
Covered loans	80,930	96,165
Less: Allowance for loan losses	(106,709)	(113,617)
Net loans	11,587,885	11,453,995
Premises and equipment, net	270,669	270,138
Bank owned life insurance	345,431	344,023
Accrued interest receivable	54,286	53,964
Due from customers on acceptances outstanding	5,139	5,032
FDIC loss-share receivable	31,257	32,757
Goodwill	428,234	428,234
Other intangible assets, net	34,186	36,130
Other assets	551,455	576,919
Total Assets	$16,344,464	$16,156,541
Liabilities
Deposits:
Non-interest bearing	$3,705,182	$3,717,271
Interest bearing:
Savings, NOW and money market	5,450,286	5,422,722
Time	2,112,517	2,179,269
Total deposits	11,267,985	11,319,262
Short-term borrowings	537,110	281,455
Long-term borrowings	2,795,239	2,792,306
Junior subordinated debentures issued to capital trusts	41,130	41,089
Bank acceptances outstanding	5,139	5,032
Accrued expenses and other liabilities	137,972	176,357
Total Liabilities	14,784,575	14,615,501
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; none issued)	—	—
Common stock (no par value, authorized 232,023,233 shares; issued 200,372,281 shares at March 31, 2014 and 199,629,268 shares at December 31, 2013)	70,013	69,941
Surplus	1,405,543	1,403,375
Retained earnings	118,108	106,340
Accumulated other comprehensive loss	(33,664)	(38,252)
Treasury stock, at cost (11,267 common shares at March 31, 2014 and 36,159 common shares at December 31, 2013)	(111)	(364)
Total Shareholders’ Equity	1,559,889	1,541,040
Total Liabilities and Shareholders’ Equity	$16,344,464	$16,156,541
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2014	2013
Interest Income
Interest and fees on loans	$131,079	$132,999
Interest and dividends on investment securities:
Taxable	16,456	14,489
Tax-exempt	3,686	3,649
Dividends	1,790	1,680
Interest on federal funds sold and other short-term investments	27	216
Total interest income	153,038	153,033
Interest Expense
Interest on deposits:
Savings, NOW and money market	4,281	4,702
Time	6,532	8,111
Interest on short-term borrowings	318	144
Interest on long-term borrowings and junior subordinated debentures	27,883	30,040
Total interest expense	39,014	42,997
Net Interest Income	114,024	110,036
Provision for credit losses	3,998	1,769
Net Interest Income After Provision for Credit Losses	110,026	108,267
Non-Interest Income
Trust and investment services	2,442	1,977
Insurance commissions	4,498	3,990
Service charges on deposit accounts	5,751	5,690
(Losses) gains on securities transactions, net	(8)	3,958
Trading losses, net	(9)	(2,202)
Fees from loan servicing	1,670	1,517
Gains on sales of loans, net	913	15,060
Losses on sales of assets, net	(148)	(268)
Bank owned life insurance	1,408	1,341
Change in FDIC loss-share receivable	(76)	(3,175)
Other	3,081	3,408
Total non-interest income	19,522	31,296
Non-Interest Expense
Salary and employee benefits expense	48,088	50,572
Net occupancy and equipment expense	20,724	18,889
FDIC insurance assessment	3,287	3,353
Amortization of other intangible assets	2,351	1,603
Professional and legal fees	3,678	3,892
Advertising	617	1,802
Other	16,138	15,328
Total non-interest expense	94,883	95,439
Income Before Income Taxes	34,665	44,124
Income tax expense	830	12,814
Net Income	$33,835	$31,310
Earnings Per Common Share:
Basic	$0.17	$0.16
Diluted	0.17	0.16
Cash Dividends Declared per Common Share	0.11	0.16
Weighted Average Number of Common Shares Outstanding:
Basic	200,128,384	198,924,995
Diluted	200,128,384	198,924,995
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$33,835	$31,310
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	7,216	(687)
Less reclassification adjustment for net (gains) losses included in net income	5	(2,299)
Total	7,221	(2,986)
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	142	4,743
Less reclassification adjustment for credit impairment losses included in net income	(115)	(66)
Total	27	4,677
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(3,662)	(77)
Less reclassification adjustment for net losses included in net income	965	1,091
Total	(2,697)	1,014
Defined benefit pension plan
Amortization of prior service cost	—	118
Amortization of net loss	37	460
Total	37	578
Total other comprehensive income	4,588	3,283
Total comprehensive income	$38,423	$34,593
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$33,835	$31,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,972	4,949
Stock-based compensation	2,178	1,891
Provision for credit losses	3,998	1,769
Net amortization of premiums and accretion of discounts on securities and borrowings	6,715	5,737
Amortization of other intangible assets	2,351	1,603
Losses (gains) on securities transactions, net	8	(3,958)
Proceeds from sales of loans held for sale	32,771	453,881
Gains on sales of loans, net	(913)	(15,060)
Originations of loans held for sale	(26,984)	(453,643)
Losses on sales of assets, net	148	268
FDIC loss-share receivable (excluding reimbursements)	76	3,175
Net change in:
Trading securities	9	30
Fair value of borrowings carried at fair value	—	2,172
Cash surrender value of bank owned life insurance	(1,408)	(1,341)
Accrued interest receivable	(322)	(1,799)
Other assets	15,010	31,769
Accrued expenses and other liabilities	(37,242)	(22,415)
Net cash provided by operating activities	35,202	40,338
Cash flows from investing activities:
Net loan originations	(150,592)	204,703
Loans purchased	(19,084)	(10,526)
Investment securities held to maturity:
Purchases	(177,462)	(111,347)
Maturities, calls and principal repayments	93,818	142,206
Investment securities available for sale:
Purchases	(5,964)	(192,809)
Sales	—	3,368
Maturities, calls and principal repayments	50,081	45,184
Proceeds from sales of real estate property and equipment	5,977	984
Purchases of real estate property and equipment	(5,673)	(3,419)
Reimbursements from (payments to) the FDIC	1,424	(1,592)
Net cash (used in) provided by investing activities	(207,475)	76,752
Cash flows from financing activities:
Net change in deposits	(51,277)	38,573
Net change in short-term borrowings	255,655	(7,063)
Repayments of long-term borrowings	—	(1,000)
Dividends paid to common shareholders	(21,957)	(32,147)
Common stock issued, net	286	1,483
Net cash provided by (used in) financing activities	182,707	(154)
Net change in cash and cash equivalents	10,434	116,936
Cash and cash equivalents at beginning of year	369,168	853,100
Cash and cash equivalents at end of period	$379,602	$970,036

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$42,133	$43,346
Federal and state income taxes	11,368	25
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$3,508	$7,223
Transfer of loans to loans held for sale	27,329	—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2014 and for all periods presented have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013.
Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except for share data)
Net income	$33,835	$31,310
Basic weighted-average number of common shares outstanding	200,128,384	198,924,995
Diluted weighted-average number of common shares outstanding	200,128,384	198,924,995
Earnings per common share:
Basic	$0.17	$0.16
Diluted	0.17	0.16

Common stock equivalents represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore would have an anti-dilutive effect on the diluted earnings per common share calculation. All of Valley's common stock equivalents were anti-dilutive as of March 31, 2014 and 2013, and therefore excluded from the diluted weighted-average number of shares outstanding presented in the above table. Anti-dilutive common stock options and warrants totaled approximately 6.6 million shares for the three months ended March 31, 2014 and 7.2 million shares for the three months ended March 31, 2013.
Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2014.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and (Losses) on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2013	$(20,855)	$(806)	$(6,271)	$(10,320)	$(38,252)
Other comprehensive income before reclassifications	7,216	142	(3,662)	—	3,696
Amounts reclassified from other comprehensive income	5	(115)	965	37	892
Other comprehensive income, net	7,221	27	(2,697)	37	4,588
Balance at March 31, 2014	$(13,634)	$(779)	$(8,968)	$(10,283)	$(33,664)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three ended March 31, 2014 and 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Income Statement Line Item
Components of Accumulated Other Comprehensive Loss	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(in thousands)
Unrealized (losses) gains on AFS securities before tax	$(8)	$3,958	(Losses) gains on securities transactions, net
Tax effect	3	(1,659)
Total net of tax	(5)	2,299
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	198	113	Interest and dividends on investment
Tax effect	(83)	(47)	securities (taxable)
Total net of tax	115	66
Unrealized losses on derivatives (cash flow hedges) before tax	(1,648)	(1,880)	Interest expense
Tax effect	683	789
Total net of tax	(965)	(1,091)
Defined benefit pension plan:
Amortization of prior service cost	—	(202)	*
Amortization of net actuarial loss	(62)	(794)	*
Total before tax	(62)	(996)
Tax effect	25	418
Total net of tax	(37)	(578)
Total reclassifications, net of tax	$(892)	$696

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 4. New Authoritative Accounting Guidance

ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. Valley’s adoption of ASU No. 2014-04 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” amends existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. Valley’s adoption of ASU No. 2014-01 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. ASU No. 2013-11 became effective for Valley on January 1, 2014 and did not have a significant impact on its consolidated financial statements.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2014 and December 31, 2013. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2014	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$88,871	$88,871	$—	$—
U.S. government agency securities	47,531	—	47,531	—
Obligations of states and political subdivisions	37,824	—	37,824	—
Residential mortgage-backed securities	495,604	—	472,656	22,948
Trust preferred securities	19,606	—	15,643	3,963
Corporate and other debt securities	84,090	27,421	56,669	—
Equity securities	23,057	1,872	21,185	—
Total available for sale	796,583	118,164	651,508	26,911
Trading securities	14,255	—	14,255
Loans held for sale (1)	5,057	—	5,057	—
Other assets (2)	10,731	—	10,731	—
Total assets	$826,626	$118,164	$681,551	$26,911
Liabilities
Other liabilities (2)	$18,510	$—	$18,510	$—
Total liabilities	$18,510	$—	$18,510	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$13,782	—	$13,782	$—
Collateral dependent impaired loans (3)	16,113	—	—	16,113
Loan servicing rights	3,465	—	—	3,465
Foreclosed assets (4)	19,619	—	—	19,619
Total	$52,979	$—	$13,782	$39,197

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$84,665	$84,665	$—	$—
U.S. government agency securities	48,627	—	48,627	—
Obligations of states and political subdivisions	37,700	—	37,700	—
Residential mortgage-backed securities	508,029	—	483,277	24,752
Trust preferred securities	19,215	—	15,444	3,771
Corporate and other debt securities	83,398	27,273	56,125	—
Equity securities	48,058	26,905	21,153	—
Total available for sale	829,692	138,843	662,326	28,523
Trading securities	14,264	—	14,264	—
Loans held for sale (1)	10,488	—	10,488	—
Other assets (2)	15,122	—	15,122	—
Total assets	$869,566	$138,843	$702,200	$28,523
Liabilities
Other liabilities (2)	$20,586	$—	$20,586	$—
Total liabilities	$20,586	$—	$20,586	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$35,700	$—	$—	$35,700
Loan servicing rights	3,677	—	—	3,677
Foreclosed assets (4)	25,929	—	—	25,929
Total	$65,306	$—	$—	$65,306

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $4.9 million and $10.4 million at March 31, 2014 and December 31, 2013, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

(4)	Includes covered real estate owned totaling $8.4 million and $7.6 million at March 31, 2014 and December 31, 2013, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013 are summarized below:

	Available for Sale Securities
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of the period	$28,523	$71,674
Total net gains for the period included in other comprehensive income	48	8,033
Settlements	(1,660)	(1,787)
Balance, end of the period	$26,911	$77,920

No changes in unrealized losses on Level 3 securities held at March 31, 2014 and 2013 were included in earnings during the first quarters of 2014 and 2013. During the three months ended March 31, 2014 and 2013, there were no transfers of assets between Level 1 and Level 2.

There have been no material changes in the valuation methodologies used at March 31, 2014 from December 31, 2013.

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

Available for sale and trading securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including certain trust preferred securities) are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and trading securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain private label mortgage-backed securities. The cash flows for the residential mortgage-

backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2014:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	12.5 - 27.4	19.0%
		Default rate	2.8 - 22.51	8.0
		Loss severity	40.0 - 52.90	49.0

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2014 and December 31, 2013 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2014), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2014 and December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following valuation techniques were used for certain non-financial assets measured at fair value on a nonrecurring basis, including impaired loans reported at the fair value of the underlying collateral, loan servicing rights, other real estate owned and other repossessed assets (OREO) (upon initial recognition or subsequent impairment) as described below.

Non-performing loans held for sale. At March 31, 2014, we elected to transfer certain non-performing loans totaling $35.6 million from the non-covered loan portfolio (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale. The transfer of the loans was required to be at the lower of cost (i.e., the carrying balance) or fair value. Fair values were determined using Level 2 inputs and a third party broker was engaged to solicit interest on each loan facility being marketed for sale. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Based on the bids received, on a loan level basis, Valley identified likely bidders for each loan and established the fair market value based on both qualitative and quantitative information received from the broker. Of the $35.6 million loans, $22.1 million were individually re-measured and reported at fair value totaling $13.8 million through direct loan charge-offs to the allowance for loan losses. The re-measurement resulted in charge-offs totaling $8.3 million to the allowance for loan losses and an aggregate adjusted net carrying value of $13.8 million within the loans held for sale category at March 31, 2014. The partially charged off loans had aggregate related reserves of approximately $6.1 million within the allowance for loan losses prior to the date of transfer and charge-off.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At March 31, 2014, several non-current appraisals were discounted up to 22.0 percent based on specific market data by location and property type. During the quarter ended March 31, 2014, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $1.0 million for the three months ended March 31, 2014. At March 31, 2014, collateral dependent impaired loans with a total recorded investment of $19.1 million were reduced by specific valuation allowance allocations totaling $3.0 million to a reported total net carrying amount of $16.1 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2014, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 26 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net recoveries of impairment charges totaling $100 thousand for the three months ended March 31, 2014.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The discounts on appraisals of foreclosed assets were immaterial at March 31, 2014. At March 31, 2014, foreclosed assets included $19.6 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended March 31, 2014. The foreclosed assets charge-offs to the allowance for loan losses totaled $1.5 million for the three months ended March 31, 2014. The re-measurement of repossessed assets at fair value subsequent to their initial recognition resulted in a net loss of $1.8 million within non-interest expense for the three months ended March 31, 2014.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2014 and 2013:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		Three Months Ended March 31,
		2014	2013
		(in thousands)
Assets:
Trading securities	Trading losses, net	$(9)	$(30)
Loans held for sale	Gains on sales of loans, net	913	15,060
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading losses, net	—	(2,172)
		$904	$12,858

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2014 and December 31, 2013 were as follows:

	Fair Value Hierarchy	March 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and due from banks	Level 1	$296,557	$296,557	$234,253	$234,253
Interest bearing deposits with banks	Level 1	83,045	83,045	134,915	134,915
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,227	146,896	139,255	144,307
U.S. government agency securities	Level 2	14,454	14,488	4,427	4,365
Obligations of states and political subdivisions	Level 2	531,931	539,658	545,886	543,151
Residential mortgage-backed securities	Level 2	971,361	966,050	886,043	871,021
Trust preferred securities	Level 2	98,450	86,435	103,458	91,489
Corporate and other debt securities	Level 2	57,673	62,522	52,668	57,094
Total investment securities held to maturity		1,813,096	1,816,049	1,731,737	1,711,427
Net loans	Level 3	11,587,885	11,411,963	11,453,995	11,294,348
Accrued interest receivable	Level 1	54,286	54,286	53,964	53,964
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	141,734	141,734	137,234	137,234
Financial liabilities
Deposits without stated maturities	Level 1	9,155,468	9,155,468	9,139,993	9,139,993
Deposits with stated maturities	Level 2	2,112,517	2,139,016	2,179,269	2,206,427
Short-term borrowings	Level 1	537,110	537,110	281,455	281,455
Long-term borrowings	Level 2	2,795,239	3,037,960	2,792,306	3,036,953
Junior subordinated debentures issued to capital trusts	Level 2	41,130	45,228	41,089	45,261
Accrued interest payable (2)	Level 1	13,323	13,323	16,442	16,442

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Federal Reserve Bank and Federal Home Loan Bank stock. Federal Reserve and FHLB stock are non-marketable equity securities and are reported at their redeemable carrying amounts, which approximate the fair value.

Deposits. The carrying amounts of deposits without stated maturities (i.e., non-interest bearing, savings, NOW, and money market deposits) approximate their estimated fair value. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Short-term and long-term borrowings. The carrying amounts of certain short-term borrowings, including securities sold under agreements to repurchase (and from time to time, federal funds purchased and FHLB borrowings) approximate their fair values because they frequently re-price to a market rate. The fair values of other short-term and long-term borrowings are estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When quoted prices are unavailable, the fair values of the borrowings are estimated by discounting the estimated future cash flows using current market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Junior subordinated debentures issued to capital trusts. The fair value of debentures issued to capital trusts not carried at fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity of U.S. Treasury security or the three-month LIBOR for the variable rate indexed debentures (Level 2 inputs). The credit spread used to discount the expected cash flows was calculated based on the median current spreads for all fixed and variable publicly traded trust preferred securities issued by banks.
Note 6. Investment Securities

As of March 31, 2014, Valley had approximately $1.8 billion, $796.6 million, and $14.3 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
U.S. Treasury securities	$139,227	$7,669	$—	$146,896
U.S. government agency securities	14,454	47	(13)	14,488
Obligations of states and political subdivisions:				—
Obligations of states and state agencies	199,190	4,912	(2,694)	201,408
Municipal bonds	332,741	8,204	(2,695)	338,250
Total obligations of states and political subdivisions	531,931	13,116	(5,389)	539,658
Residential mortgage-backed securities	971,361	14,908	(20,219)	966,050
Trust preferred securities	98,450	189	(12,204)	86,435
Corporate and other debt securities	57,673	4,874	(25)	62,522
Total investment securities held to maturity	$1,813,096	$40,803	$(37,850)	$1,816,049
December 31, 2013
U.S. Treasury securities	$139,255	$5,567	$(515)	$144,307
U.S. government agency securities	4,427	—	(62)	4,365
Obligations of states and political subdivisions:
Obligations of states and state agencies	192,653	1,944	(5,473)	189,124
Municipal bonds	353,233	6,053	(5,259)	354,027
Total obligations of states and political subdivisions	545,886	7,997	(10,732)	543,151
Residential mortgage-backed securities	886,043	12,609	(27,631)	871,021
Trust preferred securities	103,458	363	(12,332)	91,489
Corporate and other debt securities	52,668	4,426	—	57,094
Total investment securities held to maturity	$1,731,737	$30,962	$(51,272)	$1,711,427

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2014 and December 31, 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2014
U.S. government agency securities	$3,778	$(13)	$—	$—	$3,778	$(13)
Obligations of states and political subdivisions:
Obligations of states and state agencies	61,791	(2,092)	9,968	(602)	71,759	(2,694)
Municipal bonds	56,409	(2,410)	6,789	(285)	63,198	(2,695)
Total obligations of states and political subdivisions	118,200	(4,502)	16,757	(887)	134,957	(5,389)
Residential mortgage-backed securities	498,052	(19,333)	13,356	(886)	511,408	(20,219)
Trust preferred securities	9,783	(217)	56,578	(11,987)	66,361	(12,204)
Corporate and other debt securities	5,475	(25)	—	—	5,475	(25)
Total	$635,288	$(24,090)	$86,691	$(13,760)	$721,979	$(37,850)
December 31, 2013
U.S. Treasury securities	$64,537	$(515)	$—	$—	$64,537	$(515)
U.S. government agency securities	4,365	(62)	—	—	4,365	(62)
Obligations of states and political subdivisions:
Obligations of states and state agencies	80,612	(5,473)	—	—	80,612	(5,473)
Municipal bonds	85,988	(5,154)	1,326	(105)	87,314	(5,259)
Total obligations of states and political subdivisions	166,600	(10,627)	1,326	(105)	167,926	(10,732)
Residential mortgage-backed securities	465,400	(27,631)	—	—	465,400	(27,631)
Trust preferred securities	9,750	(250)	56,480	(12,082)	66,230	(12,332)
Total	$710,652	$(39,085)	$57,806	$(12,187)	$768,458	$(51,272)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2014 was 108 as compared to 133 at December 31, 2013. The increase in the level of long-term market interest rates since the second half of 2013 materially decreased the fair value of lower yielding obligations of states and political subdivisions and residential mortgage-backed securities classified as held to maturity. The investments in obligations of states and political subdivisions are all investment grade with no bankruptcies or defaults.
The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at March 31, 2014 are mostly within the less than twelve months category and relate to investment grade mortgage-backed securities issued or guaranteed by Ginnie Mae and government sponsored enterprises.
The unrealized losses for trust preferred securities at March 31, 2014 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2014.

Management does not believe that any individual unrealized loss as of March 31, 2014 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, credit losses or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
As of March 31, 2014, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $904.3 million.
The contractual maturities of investments in debt securities held to maturity at March 31, 2014 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$102,621	$102,674
Due after one year through five years	47,620	52,243
Due after five years through ten years	324,602	337,343
Due after ten years	366,892	357,739
Residential mortgage-backed securities	971,361	966,050
Total investment securities held to maturity	$1,813,096	$1,816,049
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 9.2 years at March 31, 2014.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
U.S. Treasury securities	$99,833	$—	$(10,962)	$88,871
U.S. government agency securities	47,118	866	(453)	47,531
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,338	—	(516)	10,822
Municipal bonds	27,664	99	(761)	27,002
Total obligations of states and political subdivisions	39,002	99	(1,277)	37,824
Residential mortgage-backed securities	506,034	3,835	(14,265)	495,604
Trust preferred securities*	23,298	198	(3,890)	19,606
Corporate and other debt securities	83,464	1,893	(1,267)	84,090
Equity securities	22,573	1,635	(1,151)	23,057
Total investment securities available for sale	$821,322	$8,526	$(33,265)	$796,583
December 31, 2013
U.S. Treasury securities	$99,835	$—	$(15,170)	$84,665
U.S. government agency securities	48,407	923	(703)	48,627
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,441	—	(798)	10,643
Municipal bonds	27,671	751	(1,365)	27,057
Total obligations of states and political subdivisions	39,112	751	(2,163)	37,700
Residential mortgage-backed securities	524,781	3,967	(20,719)	508,029
Trust preferred securities*	23,333	113	(4,231)	19,215
Corporate and other debt securities	83,819	1,682	(2,103)	83,398
Equity securities	47,617	1,614	(1,173)	48,058
Total investment securities available for sale	$866,904	$9,050	$(46,262)	$829,692

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2014 and December 31, 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2014
U.S. Treasury securities	$—	$—	$88,871	$(10,962)	$88,871	$(10,962)
U.S. government agency securities	20,834	(453)	—	—	20,834	(453)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,822	(516)	—	—	10,822	(516)
Municipal bonds	25,293	(761)	—	—	25,293	(761)
Total obligations of states and political subdivisions	36,115	(1,277)	—	—	36,115	(1,277)
Residential mortgage-backed securities	305,171	(10,525)	75,789	(3,740)	380,960	(14,265)
Trust preferred securities	788	(5)	15,298	(3,885)	16,086	(3,890)
Corporate and other debt securities	32,168	(1,074)	13,896	(193)	46,064	(1,267)
Equity securities	274	(6)	14,270	(1,145)	14,544	(1,151)
Total	$395,350	$(13,340)	$208,124	$(19,925)	$603,474	$(33,265)
December 31, 2013
U.S. Treasury securities	$84,665	$(15,170)	$—	$—	$84,665	$(15,170)
U.S. government agency securities	26,402	(703)	—	—	26,402	(703)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,598	(798)	—	—	10,598	(798)
Municipal bonds	13,461	(1,365)	—	—	13,461	(1,365)
Total obligations of states and political subdivisions	24,059	(2,163)	—	—	24,059	(2,163)
Residential mortgage-backed securities	368,306	(18,434)	24,734	(2,285)	393,040	(20,719)
Trust preferred securities	2,024	(25)	15,022	(4,206)	17,046	(4,231)
Corporate and other debt securities	53,654	(2,073)	2,471	(30)	56,125	(2,103)
Equity securities	223	(6)	14,248	(1,167)	14,471	(1,173)
Total	$559,333	$(38,574)	$56,475	$(7,688)	$615,808	$(46,262)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2014 was 98 as compared to 99 at December 31, 2013. The increase in the level of long-term market interest rates since the second half of 2013 materially decreased the fair value of lower yielding U.S. Treasury securities, obligations of states and political subdivisions, and residential mortgage-backed securities classified as available for sale. The investments in obligations of states and political subdivisions are all investment grade with no bankruptcies or defaults.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2014 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae. The unrealized losses for more than twelve months also included $1.3 million related to four non-investment grade private label mortgage-backed securities (including three of the five private label mortgage-backed securities that were previously other-than-temporarily impaired prior to December 31, 2012).

The unrealized losses for trust preferred securities at March 31, 2014 in the table above relate to 3 pooled trust preferred and 9 single-issuer bank issued trust preferred securities. The unrealized losses for more than twelve months include $3.0 million attributable to 3 pooled trust preferred securities with an amortized cost of $13.5 million and a fair value of $10.5 million. The three pooled trust preferred securities included one security with an unrealized loss of $1.7 million and an investment grade rating at March 31, 2014. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. All of the single-issuer trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2014.
The unrealized losses within the corporate and other debt securities category (mostly existing for less than twelve months) totaling $1.3 million at March 31, 2014 mainly resulted from an increase in long-term market interest rates since June 30, 2013, which decreased their fair values.
The unrealized losses existing for more than twelve months for equity securities are mostly related to two perpetual preferred security positions with a combined $10.0 million amortized cost and a $800 thousand unrealized loss. At March 31, 2014, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.
Management does not believe that any individual unrealized loss as of March 31, 2014 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, credit losses or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
As of March 31, 2014, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $532.1 million.
The contractual maturities of investment securities available for sale at March 31, 2014 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$115	$115
Due after one year through five years	74,498	75,570
Due after five years through ten years	86,184	81,561
Due after ten years	131,918	120,676
Residential mortgage-backed securities	506,034	495,604
Equity securities	22,573	23,057
Total investment securities available for sale	$821,322	$796,583
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at March 31, 2014 was 5.8 years.

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
At March 31, 2014, approximately 55 percent of the $569.8 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York and Pennsylvania. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to a much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $18.4 million and $18.6 million, respectively, at March 31, 2014. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. The gross unrealized losses associated with the obligations of states and political subdivisions totaling $6.7 million as of March 31, 2014 were primarily driven by changes in interest rates and not due to the credit quality of the issuer. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with Valley’s investment standards prior to the decision to purchase. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management (CRM) Department conducts an independent financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. The internal risk rating was developed by CRM using a risk acceptance criteria (RAC) score which considers a multitude of credit factors, including the issuer’s operating results, debt levels, liquidity and debt service capacity. The analysis of debt levels includes unfunded liabilities and assesses these obligations relative to the economy and aggregate debt burden on a per capita basis, if applicable. The RAC score is used as a guideline by CRM for determining the final internal risk rating assigned to the issuer. CRM also obtains the external credit rating agencies’ debt ratings for the issuer and incorporates the lowest external debt rating in the RAC score. Specifically, the external debt rating is one of eight credit factors assessed in the development of the RAC score and represents, along with the rating agency outlook for the issuer, 25 percent of the final composite RAC score. As a result, Valley does not solely rely on external credit ratings in determining our final internal risk rating. For many securities, Valley believes the external credit ratings may not accurately reflect the actual credit quality of the security and therefore should not be viewed in isolation as a measure of the quality of our investments. Additionally, CRM does not consider potential credit support offered by insurance guarantees on certain bond securities in determining the internal risk rating, either at the date of the pre-purchase investment analysis or in subsequent assessments of impairment. Obligations of states and political subdivisions will continue to be monitored as part of our ongoing impairment analysis, and as of March 31, 2014 are expected to perform in accordance with their contractual terms. As a result, Valley expects to recover the entire amortized cost basis of these securities.
For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists. No other-than-temporary impairment losses were recognized as a result of our impairment analysis of these securities at March 31, 2014.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at March 31, 2014 that were at or above the minimum amounts required to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.
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
The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of March 31, 2014. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

There were no other-than-temporary impairment losses on securities recognized in earnings for the three months ended March 31, 2014 and 2013. At March 31, 2014, five previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $22.9 million, while two pooled trust preferred securities had a combined amortized cost and fair value of $5.4 million and $4.0 million, respectively, at March 31, 2014. These securities were not accruing interest as of March 31, 2014.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Sales transactions:
Gross gains	$—	$3,380
Maturities and other securities transactions:
Gross gains	$1	$608
Gross losses	(9)	(30)
	$(8)	$578
Total (losses) gains on securities transactions, net	$(8)	$3,958

Valley recognized gross gains from sales transactions totaling $3.4 million (as shown in the table above) for the first quarter of 2013 primarily due to the sales of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock with amortized cost totaling $941 thousand.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$9,990	$33,290
Accretion of credit loss impairment due to an increase in expected cash flows	(198)	(113)
Balance, end of period	$9,792	$33,177

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

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.3 million at both March 31, 2014 and December 31, 2013. Interest income on trading securities totaled $290 thousand and $442 thousand for the three months ended March 31, 2014 and 2013.

Note 7. Loans

The detail of the loan portfolio as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014			December 31, 2013
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,853,938	$165,161	$2,019,099	$1,820,136	$174,948	$1,995,084
Commercial real estate:
Commercial real estate	4,661,294	422,450	5,083,744	4,521,920	459,755	4,981,675
Construction	391,625	22,170	413,795	406,877	22,354	429,231
Total commercial real estate loans	5,052,919	444,620	5,497,539	4,928,797	482,109	5,410,906
Residential mortgage	2,457,677	14,503	2,472,180	2,485,239	14,726	2,499,965
Consumer:
Home equity	402,793	37,213	440,006	410,875	38,134	449,009
Automobile	957,036	—	957,036	901,399	—	901,399
Other consumer	227,632	172	227,804	214,898	186	215,084
Total consumer loans	1,587,461	37,385	1,624,846	1,527,172	38,320	1,565,492
Total non-covered loans	10,951,995	661,669	11,613,664	10,761,344	710,103	11,471,447
Covered loans:
Commercial and industrial	—	20,839	20,839	—	26,249	26,249
Commercial real estate	—	52,196	52,196	—	61,494	61,494
Residential mortgage	—	6,936	6,936	—	7,623	7,623
Consumer	—	959	959	—	799	799
Total covered loans	—	80,930	80,930	—	96,165	96,165
Total loans	$10,951,995	$742,599	$11,694,594	$10,761,344	$806,268	$11,567,612

Total non-covered loans are net of unearned discount and deferred loan fees totaling $6.1 million and $5.6 million at March 31, 2014 and December 31, 2013, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $736.0 million and $212.1 million at March 31, 2014, and $796.1 million and $227.2 million at December 31, 2013, respectively.

At March 31, 2014, we elected to transfer certain non-performing loans totaling $35.6 million from the non-covered loan portfolio (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale. There were no sales of loans from the held for investment portfolio during the three months ended March 31, 2014 and 2013.

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

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$223,799	$169,309
Accretion	(13,934)	(16,235)
Net increase in expected cash flows	—	64
Balance, end of period	$209,865	$153,138

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

Changes in the FDIC loss-share receivable for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of the period	$32,757	$44,996
Discount accretion of the present value at the acquisition dates	11	33
Effect of additional cash flows on covered loans (prospective recognition)	(1,856)	(1,482)
Decrease in the provision for losses on covered loans	—	(2,678)
Other reimbursable expenses	513	952
(Reimbursements from) payments to the FDIC	(1,424)	1,592
Other	1,256	—
Balance, end of the period	$31,257	$43,413
The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $76 thousand and $3.2 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the reduction to non-interest income for the first quarter of 2014 was partly due to the increase in the FDIC loss-share receivable (and corresponding non-interest income) related to reimbursable portion of valuation write-downs on certain covered OREO properties totaling $1.3 million (as shown in the "other" category in the table above).

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $328.6 million and $314.6 million at March 31, 2014 and December 31, 2013, respectively.
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
Construction loans. With respect to loans to developers and builders, Valley originates and manages construction loans structured on either a revolving or non-revolving basis, depending on the nature of the underlying development project. These loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the pre-sale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models, is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property.
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
Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at March 31, 2014. Unsecured consumer loans totaled approximately $23.8 million and $21.4 million, including $7.6 million and $8.3 million of credit card loans, at March 31, 2014 and December 31, 2013, respectively.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at March 31, 2014 and December 31, 2013:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2014
Commercial and industrial	$5,689	$599	$199	$8,293	$14,780	$1,839,158	$1,853,938
Commercial real estate:
Commercial real estate	16,169	2,377	137	26,909	45,592	4,615,702	4,661,294
Construction	5,616	—	—	6,569	12,185	379,440	391,625
Total commercial real estate loans	21,785	2,377	137	33,478	57,777	4,995,142	5,052,919
Residential mortgage	6,238	1,721	1,033	20,720	29,712	2,427,965	2,457,677
Consumer loans:
Home equity	781	42	—	2,010	2,833	399,960	402,793
Automobile	1,841	524	199	139	2,703	954,333	957,036
Other consumer	63	47	6	—	116	227,516	227,632
Total consumer loans	2,685	613	205	2,149	5,652	1,581,809	1,587,461
Total	$36,397	$5,310	$1,574	$64,640	$107,921	$10,844,074	$10,951,995
December 31, 2013
Commercial and industrial	$6,398	$571	$233	$21,029	$28,231	$1,791,905	$1,820,136
Commercial real estate:
Commercial real estate	9,142	2,442	7,591	43,934	63,109	4,458,811	4,521,920
Construction	1,186	4,577	—	8,116	13,879	392,998	406,877
Total commercial real estate loans	10,328	7,019	7,591	52,050	76,988	4,851,809	4,928,797
Residential mortgage	6,595	1,939	1,549	19,949	30,032	2,455,207	2,485,239
Consumer loans:
Home equity	495	241	—	1,866	2,602	408,273	410,875
Automobile	2,957	489	85	169	3,700	897,699	901,399
Other consumer	340	54	33	—	427	214,471	214,898
Total consumer loans	3,792	784	118	2,035	6,729	1,520,443	1,527,172
Total	$27,113	$10,313	$9,491	$95,063	$141,980	$10,619,364	$10,761,344

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at March 31, 2014 and December 31, 2013:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
March 31, 2014
Commercial and industrial	$2,523	$33,600	$36,123	$46,642	$6,319
Commercial real estate:
Commercial real estate	45,671	38,048	83,719	87,478	6,246
Construction	11,324	7,873	19,197	20,347	907
Total commercial real estate loans	56,995	45,921	102,916	107,825	7,153
Residential mortgage	8,826	17,802	26,628	30,083	3,512
Consumer loans:
Home equity	1,067	254	1,321	1,473	98
Total consumer loans	1,067	254	1,321	1,473	98
Total	$69,411	$97,577	$166,988	$186,023	$17,082
December 31, 2013
Commercial and industrial	$3,806	$43,497	$47,303	$59,891	$11,032
Commercial real estate:
Commercial real estate	46,872	47,973	94,845	110,227	7,874
Construction	11,771	8,022	19,793	21,478	802
Total commercial real estate loans	58,643	55,995	114,638	131,705	8,676
Residential mortgage	10,082	18,231	28,313	32,664	3,735
Consumer loans:
Home equity	1,010	84	1,094	1,211	82
Total consumer loans	1,010	84	1,094	1,211	82
Total	$73,541	$117,807	$191,348	$225,471	$23,525
The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$46,784	$369	$55,266	$376
Commercial real estate:
Commercial real estate	97,542	645	113,401	751
Construction	19,638	144	19,158	69
Total commercial real estate loans	117,180	789	132,559	820
Residential mortgage	27,509	260	28,268	183
Consumer loans:
Home equity	1,076	13	1,214	12
Total consumer loans	1,076	13	1,214	12
Total	$192,549	$1,431	$217,307	$1,391
Interest income recognized on a cash basis (included in the table above) was immaterial for the three months ended March 31, 2014 and 2013.

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
Performing TDRs (not reported as non-accrual loans) totaled $114.7 million and $107.0 million as of March 31, 2014 and December 31, 2013, respectively. Non-performing TDRs totaled $24.1 million and $48.4 million as of March 31, 2014 and December 31, 2013, respectively.

The following table presents loans by loan portfolio class modified as TDRs during the three months ended March 31, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2014 and 2013, respectively.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	11	$9,762	$9,093	4	$2,838	$1,590
Commercial real estate:
Commercial real estate	5	15,946	15,060	5	4,454	4,461
Construction	1	4,827	4,827	1	538	538
Total commercial real estate	6	20,773	19,887	6	4,992	4,999
Residential mortgage	—	—	—	17	3,164	3,091
Consumer	—	—	—	5	378	329
Total	17	$30,535	$28,980	32	$11,372	$10,009

The majority of the TDR concessions made during the three months ended March 31, 2014 and 2013 involved an extension of the loan term and/or an interest rate reduction. The total TDRs presented in the above table for the three months ended March 31, 2014 and 2013 had allocated specific reserves for loan losses totaling $2.1 million and $1.6 million, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8. Partial loan charge-offs related to loans modified as TDRs totaled $861 thousand and $1.1 million during the three months ended March 31, 2014 and 2013.

The following table presents non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial real estate	3	$6,996
Consumer	1	74
Total	4	$7,070
Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed Special Mention. Loans rated as Pass do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.
The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at March 31, 2014 and December 31, 2013.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2014
Commercial and industrial	$1,732,647	$52,292	$62,790	$6,209	$1,853,938
Commercial real estate	4,490,448	50,937	119,909	—	4,661,294
Construction	366,757	8,296	16,572	—	391,625
Total	$6,589,852	$111,525	$199,271	$6,209	$6,906,857
December 31, 2013
Commercial and industrial	$1,689,613	$56,007	$74,501	$15	$1,820,136
Commercial real estate	4,348,642	48,159	125,119	—	4,521,920
Construction	373,480	11,697	15,720	5,980	406,877
Total	$6,411,735	$115,863	$215,340	$5,995	$6,748,933
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2014 and December 31, 2013:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2014
Residential mortgage	$2,436,957	$20,720	$2,457,677
Home equity	400,783	2,010	402,793
Automobile	956,897	139	957,036
Other consumer	227,632	—	227,632
Total	$4,022,269	$22,869	$4,045,138
December 31, 2013
Residential mortgage	$2,465,290	$19,949	$2,485,239
Home equity	409,009	1,866	410,875
Automobile	901,230	169	901,399
Other consumer	214,898	—	214,898
Total	$3,990,427	$21,984	$4,012,411
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2014 and December 31, 2013.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
March 31, 2014
Commercial and industrial	$171,482	$14,518	$186,000
Commercial real estate	460,696	13,950	474,646
Construction	22,170	—	22,170
Residential mortgage	20,878	561	21,439
Consumer	37,597	747	38,344
Total	$712,823	$29,776	$742,599
December 31, 2013
Commercial and industrial	$185,185	$16,012	$201,197
Commercial real estate	498,184	23,065	521,249
Construction	16,791	5,563	22,354
Residential mortgage	21,381	968	22,349
Consumer	37,980	1,139	39,119
Total	$759,521	$46,747	$806,268

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

The following table summarizes the allowance for credit losses at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$99,639	$106,547
Allowance for covered loans	7,070	7,070
Total allowance for loan losses	106,709	113,617
Allowance for unfunded letters of credit	2,544	3,495
Total allowance for credit losses	$109,253	$117,112

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$4,949	$3,710
Provision for covered loans	—	(2,166)
Total provision for loan losses	4,949	1,544
Provision for unfunded letters of credit	(951)	225
Total provision for credit losses	$3,998	$1,769

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended March 31, 2014:
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off *	(8,614)	(4,490)	(63)	(1,072)	—	(14,239)
Charged-off loans recovered	544	1,337	79	422	—	2,382
Net charge-offs	(8,070)	(3,153)	16	(650)	—	(11,857)
Provision for loan losses	6,451	(808)	(823)	398	(269)	4,949
Ending balance	$49,932	$38,382	$6,979	$4,107	$7,309	$106,709
Three Months Ended March 31, 2013:
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off	(7,325)	(1,993)	(892)	(1,509)	—	(11,719)
Charged-off loans recovered	1,338	15	70	396	—	1,819
Net charge-offs	(5,987)	(1,978)	(822)	(1,113)	—	(9,900)
Provision for loan losses	(2,651)	2,104	730	1,031	330	1,544
Ending balance	$55,732	$44,195	$9,331	$5,460	$7,126	$121,844

*
The commercial and industrial loan and commercial real estate loan categories included $4.8 million and $3.5 million of charge-offs, respectively, related to the valuation of non-performing loans transferred to loans held for sale at March 31, 2014.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2014 and December 31, 2013.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$6,319	$7,153	$3,512	$98	$—	$17,082
Collectively evaluated for impairment	43,101	24,797	3,344	4,006	7,309	82,557
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070
Total	$49,932	$38,382	$6,979	$4,107	$7,309	$106,709
Loans:
Individually evaluated for impairment	$36,123	$102,916	$26,628	$1,321	$—	$166,988
Collectively evaluated for impairment	1,817,815	4,950,003	2,431,049	1,586,140	—	10,785,007
Loans acquired with discounts related to credit quality	186,000	496,816	21,439	38,344	—	742,599
Total	$2,039,938	$5,549,735	$2,479,116	$1,625,805	$—	$11,694,594
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11,032	$8,676	$3,735	$82	$—	$23,525
Collectively evaluated for impairment	40,007	27,235	3,928	4,274	7,578	83,022
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070
Total	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans:
Individually evaluated for impairment	$47,303	$114,638	$28,313	$1,094	$—	$191,348
Collectively evaluated for impairment	1,772,833	4,814,159	2,456,926	1,526,078	—	10,569,996
Loans acquired with discounts related to credit quality	201,197	543,603	22,349	39,119	—	806,268
Total	$2,021,333	$5,472,400	$2,507,588	$1,566,291	$—	$11,567,612

Note 9. Goodwill and Other Intangible Assets
Goodwill totaled $428.2 million at both March 31, 2014 and December 31, 2013. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013). There was no impairment of goodwill during the three months ended March 31, 2014 and 2013.
The following table summarizes other intangible assets as of March 31, 2014 and December 31, 2013:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2014
Loan servicing rights	$71,496	$(46,668)	$(404)	$24,424
Core deposits	35,194	(27,922)	—	7,272
Other	4,592	(2,102)	—	2,490
Total other intangible assets	$111,282	$(76,692)	$(404)	$34,186
December 31, 2013
Loan servicing rights	$71,100	$(45,032)	$(504)	$25,564
Core deposits	35,194	(27,238)	—	7,956
Other	5,878	(3,268)	—	2,610
Total other intangible assets	$112,172	$(75,538)	$(504)	$36,130

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $100 thousand and $1.3 million for the three months ended March 31, 2014 and 2013 respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 18 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2014 and 2013.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2014 through 2018:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2014	$4,994	$1,674	$346
2015	5,223	1,758	434
2016	4,039	1,195	233
2017	3,142	815	220
2018	2,382	610	193

Valley recognized amortization expense on other intangible assets, including net impairment charges and recoveries on loan servicing rights, totaling approximately $2.4 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

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

Effective December 31, 2013, the benefits earned under the qualified and non-qualified plans were frozen. As a result, participants are not accruing further benefits and their total pension benefits will be determined based on the compensation and service as of December 31, 2013. Plan benefits will not increase for any pay or service earned after such date. However, participants' benefits will continue to vest as long as they work for Valley.

The fair value of qualified plan assets increased approximately $2.1 million, or 1.1 percent, to $187.0 million at March 31, 2014 from $184.9 million at December 31, 2013. There were no contributions to the qualified plan during the first quarter of 2014. Based upon the actuarial estimates, Valley does not expect to make any contributions during the reminder of 2014.

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Service cost	$—	$1,987
Interest cost	1,731	1,657
Expected return on plan assets	(3,242)	(2,559)
Amortization of prior service cost	—	202
Amortization of actuarial loss	62	794
Total net periodic pension (income) expense	$(1,449)	$2,081

Largely due to the freeze in the plans' benefits effective December 31, 2013, Valley recorded net periodic pension income of $1.4 million for the quarter ended March 31, 2014.

Savings and Investment Plan

Effective January 1, 2014, Valley increased the benefits under the Bank’s 401(k) plan in an effort to offset a portion of the employee benefits no longer accruing under the qualified pension plan after December 31, 2013. At such date, Valley’s contributions increased to a dollar-for-dollar matching contribution of up to six percent of eligible compensation contributed by an employee each pay period.
Note 11. Stock–Based Compensation

Valley currently has one active employee equity plan, the 2009 Long-Term Stock Incentive Plan (the “Employee Stock Incentive Plan”), administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the Employee Stock Incentive Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business. As of March 31, 2014, 4.3 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Under the Employee Stock Incentive Plan, Valley may award shares to its employees in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based restricted stock awards with a market condition. The grant date fair value of performance-based restricted stock that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model.

Valley awarded restricted stock totaling 663 thousand shares and 465 thousand shares during the three months ended March 31, 2014 and 2013, respectively. Of the 663 thousand shares awarded in the first quarter of 2014, 240 thousand shares were performance-based awards made to certain executive officers and 423 thousand shares were time-based awards to both executive officers and key employees of Valley. The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards “cliff” vest after three years based on the three year cumulative performance of Valley during that time period with an opportunity for earlier vesting of a portion of the shares based on growth in tangible book value performance as specified in the agreement. The restrictions on non-performance based awards will continue to lapse at the rate of one-third of the total award per year commencing with the first anniversary of the date of grant. The average grant date fair value of non-performance and performance-based restricted stock awarded during the first quarter of 2014 was $9.92 and $9.10 per share, respectively.

Valley recorded stock-based compensation expense for restricted stock awards as well as incentive stock options of $2.2 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2014, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $13.3 million and will be recognized over an average remaining vesting period of approximately 3 years.
Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $217.8 million as of March 31, 2014. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $134.1 million, or 61.6 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of March 31, 2014, Valley had a $674 thousand liability related to the standby letters of credit.
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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2014			December 31, 2013
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$5,242	$11,379	$1,007,000	$9,883	$10,925	$1,007,000
Fair value hedge interest rate swaps	—	1,639	133,546	99	4,691	184,591
Total derivatives designated as hedging instruments	$5,242	$13,018	$1,140,546	$9,982	$15,616	$1,191,591
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,449	$5,449	$270,591	$4,823	$4,823	$259,832
Mortgage banking derivatives	40	43	29,274	317	147	46,784
Total derivatives not designated as hedging instruments	$5,489	$5,492	$299,865	$5,140	$4,970	$306,616

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,648)	$(1,880)
Amount of loss recognized in other comprehensive income	(6,298)	(133)
There were no net gains or losses related to cash flow hedge ineffectiveness recognized during the three months ended March 31, 2014 and 2013. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $9.0 million and $6.3 million at March 31, 2014 and December 31, 2013, respectively.
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

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Derivative - interest rate swaps:
Interest income	$(23)	$97
Interest expense	(3,175)	(140)
Hedged item - loans, deposits and long-term borrowings:
Interest income	$23	$(97)
Interest expense	3,144	143

During the three months ended March 31, 2014 and 2013, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $100 thousand and $142 thousand for the three months ended March 31, 2014 and 2013, respectively, related to Valley’s fair value hedges on brokered time deposits, which include net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.

The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(173)	$(371)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of March 31, 2014, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.7 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At March 31, 2014, Valley had $27.9 million in collateral posted with its counterparties.
Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2014 and December 31, 2013.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amount
	(in thousands)
March 31, 2014
Assets:
Interest rate caps and swaps	$10,691	$—	$10,691	$(5,828)	$—	$4,863
Liabilities:
Interest rate caps and swaps	$18,467	$—	$18,467	$(5,828)	$(12,639)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	—
Total	$538,467	$—	$538,467	$(5,828)	$(532,639)	$—
December 31, 2013
Assets:
Interest rate caps and swaps	$14,805	$—	$14,805	$(8,284)	$—	$6,521
Liabilities:
Interest rate caps and swaps	$20,439	$—	$20,439	$(8,284)	$(12,155)	$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	—
Total	$540,439	$—	$540,439	$(8,284)	$(532,155)	$—

*	Represents fair value of non-cash pledged investment securities.

Note 15. Income Taxes
During the first quarter of 2014, Valley recorded a $8.3 million tax benefit (as a component of its total income tax expense) related to the reduction in its reserve for unrecognized tax benefits. The reduction was primarily due to an income tax audit resolution related to the valuation of certain depreciable property. Pursuant to ASC Topic 740, “Income Taxes,” a change in the measurement of a tax position taken in a prior annual period is recognized as a discrete event in the period in which it occurs.
Note 16. Business Segments
The information under the caption “Business Segments” in Management’s Discussion and Analysis of the Financial Condition and Results of Operations is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The words "Valley," the "Company," "we," "our" and "us" refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. Additionally, Valley’s principal subsidiary, Valley National Bank, is commonly referred to as the “Bank” in this MD&A.

The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (U.S. GAAP) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013, include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey and the New York Metropolitan area;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

•	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements (including those resulting from the U.S. implementation of Basel III requirements);

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments or other factors;

•	unanticipated credit deterioration in our loan portfolio;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	an unexpected decline in real estate values within our market areas;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013.
New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2014, Valley had consolidated total assets of approximately $16.3 billion, total net loans of $11.6 billion, total deposits of $11.3 billion and total shareholders’ equity of $1.6 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 204 branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion (including our most recent acquisition of State Bancorp, Inc., the holding company for State Bank of Long Island, with $1.7 billion in assets on January 1, 2012). See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 for more details regarding our past merger activity.
Quarterly Results. Net income for the first quarter of 2014 was $33.8 million, or $0.17 per diluted common share, compared to $31.3 million, or $0.16 per diluted common share, for the first quarter of 2013. The $2.5 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $12.0 million decrease in our income tax expense mainly resulting from an $8.3 million reduction in our reserve for unrecognized tax benefits, (ii) a $4.0 million increase in our net interest income mostly due to higher average loan and investment balances and a decreased cost of funds caused by the low interest rate environment, maturities of higher yielding time deposits and the early redemption of our 7.75 percent junior subordinated debentures in October 2013, partially offset by (iii) an $11.8 million decrease in total non-interest income mainly due to a $14.1 million decline in gains on sales of residential mortgage loans originated for sale caused by a significant decrease in consumer refinance activity, partly offset by a $3.1 million decrease in the reduction to our non-interest income due to changes in the FDIC loss-share receivable, and (iv) a $2.2 million increase in the provision for credit losses largely due to a $2.2 million credit to the provision of losses on covered loans in the first quarter of 2013 caused by a decrease in the additional estimated credit losses for certain covered loan pools. See the "Income Taxes," "Net Interest Income," "Non-Interest Income," and "Loan Portfolio" sections below for more details on the items above impacting our first quarter 2014 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview and Indicators. The Federal Reserve and many economists have attributed much of the economic slowdown in January and February of 2014 to the uncharacteristically severe winter conditions. However, economic activity appears to have picked up, based on, in part, the increase in consumer confidence, strong retail sales, solid job growth and increases to overtime in manufacturing reported for March 2014. It is also encouraging that the unemployment rate held at 6.7 percent in March as the labor participation rate increased. The unemployment rate, however, remains elevated.

In April, the Federal Reserve reaffirmed its view that a highly accommodative stand of monetary policy remains appropriate and remained consistent with its previously announced intentions to keep short-term interest rates low, in the zero to 0.25 percent range, as long as the unemployment rate remains above 6.5 percent and projected inflation remains below its 2 percent objective. The Federal Reserve has been careful to distinguish the difference between the Federal Open Market Committee’s future decision to raise the federal funds rate and a move to continue to trim its stimulus program in $10 billion increments after each policy session. Beginning in May, the Federal Reserve plans to taper its purchases of Treasury and mortgage-backed securities from $55 billion per month to $45 billion. While the Federal Reserve believes its sizable holdings of longer-term securities should maintain downward pressure on longer-term interest rates, some economist expect such market interest rates to gradually nudge upward during 2014. Despite the Federal Reserve's efforts, Valley expects the current level of interest rates to continue to stall any meaningful levels of residential mortgage refinance activity for the foreseeable future. However, the gradual increase in interest rates should be beneficial to our net interest income and margin, and potentially prompt some commercial customers to expand their operations while interest rates remain relatively low by historical standards and the current economic outlook is positive.

Despite the upward trend in expected long-term interest rates and the brighter economic projections, we believe the current low interest-rate and high unemployment environment will continue to challenge our business operations and results in many ways, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area. Generally, market conditions have improved from one year ago, however, as outlined above, economic uncertainty and persistent unemployment may continue to put pressure on the performance of some borrowers and the level of new loan demand within our area.

	For the Month Ended
Selected Economic Indicators:	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Unemployment rate:
U.S.	6.70%	6.70%	7.60%	7.60%	7.80%
New York Metro Region*	7.40%	6.60%	8.20%	8.10%	8.50%
New Jersey	7.20%	7.20%	8.70%	9.00%	9.60%
New York	6.90%	7.00%	7.50%	8.20%	8.20%

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in millions)
Personal income:
New Jersey	NA	$503,690	$501,742	$497,813	$491,539
New York	NA	$1,075,607	$1,070,537	$1,055,055	$1,044,261
New consumer bankruptcies:
New Jersey	NA	0.12%	0.14%	0.14%	0.12%
New York	NA	0.08%	0.08%	0.09%	0.07%
Change in home prices:
U.S.	NA	(3.00)%	3.10%	7.10%	1.20%
New York Metro Region*	2.12%	2.18%	1.15%	1.60%	(1.07)%
New consumer foreclosures:
New Jersey	NA	0.09%	0.10%	0.13%	0.07%
New York	NA	0.04%	0.05%	0.09%	0.04%
Homeowner vacancy rates:
New Jersey	NA	1.90%	2.10%	3.20%	1.80%
New York	NA	2.30%	1.20%	1.30%	1.90%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S.
Census Bureau.

Loans. Overall, our total loan portfolio increased by 4.4 percent on an annualized basis during the first quarter of 2014 as compared to December 31, 2013 largely due to solid organic commercial real estate (excluding construction) loan growth of $102.1 million, or 8.2 percent on an annualized basis, as well as increases of $55.6 million and $24.0 million in our automobile loan and commercial and industrial loan portfolios, respectively. The increases were partially offset by declines within the residential mortgage loan portfolio (largely due to normal repayments and the slowdown in the consumer refinance market) and the commercial real estate loan segment of our purchased credit-impaired (PCI) loans. During the first quarter of 2014, strong loan origination volumes and demand were seen across many segments of commercial real estate borrowers, but with a lower level of new co-op building loans within our New York City markets as compared to the last several quarters. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $80.9 million, or 0.7 percent of our total loans, at March 31, 2014 as compared to $96.2 million at December 31, 2013, mainly due to normal collection and prepayment activity.

Our residential mortgage loan origination activity continued to decline in the first quarter of 2014 largely due to the higher level of long-term market interest rates since June 2013. Total residential mortgage loan originations were $64.7 million for the first quarter of 2014 and declined over 32 percent as compared to the fourth quarter of 2013 and nearly 89 percent from the first quarter of 2013 mostly due to negative impact of the higher market interest rates on the consumer refinance market. During the first quarter of 2014, Valley sold approximately $32 million of residential mortgages (including $10.5 million of loans held for sale at December 31, 2013), which was down approximately 36 percent and 93 percent as compared to the fourth and first quarters of 2013, respectively. As a result of the decline in volume (and to a lesser extent lower gain on sale margins), gains on sales of residential mortgage loans declined to $913 thousand for the first quarter of 2014 as compared to $1.5 million for the fourth quarter of 2013 and $15.1 million for the first quarter of 2013. Given the current rate environment and level of consumer demand, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the second quarter of 2014 and the foreseeable future. Additionally if market interest rates were to increase, we may elect to further decrease the amount of our loans originated for sale, as higher yielding loans become more attractive to hold in our loan portfolio. Currently, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the second quarter of 2014 as compared to the first quarter of 2014. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Given the current state of the economy, elevated unemployment, low labor market participation levels, and the level of delinquency rates reported throughout the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at March 31, 2014. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans were 0.92 percent at March 31, 2014 compared to 1.23 percent at December 31, 2013. Of the 0.92 percent in delinquencies at March 31, 2014, 0.11 percent, or $12.7 million, represented performing matured loans in the normal process of renewal. Non-accrual loans (excluding $27.3 million of non-performing loans held for sale discussed further below) decreased to $64.6 million, or 0.55 percent of our entire loan portfolio of $11.7 billion, at March 31, 2014, as compared to $95.1 million, or 0.82 percent of total loans, at December 31, 2013. Overall, our non-performing assets (which include the non-performing loans held for sale) decreased by 8.2 percent to $114.6 million at March 31, 2014 as compared to $124.9 million at December 31, 2013 largely due to the valuation charge-offs related to the loans transferred to loans held for sale, as well as declines in both other real estate owned (OREO) and other repossessed assets.

At March 31, 2014, we elected to transfer certain non-performing loans totaling $35.6 million from the non-covered loan portfolio (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale. The transfer of the loans, required to be at the lower of cost (i.e., the carrying balance) or fair value, resulted in charge-offs totaling $8.3 million to the allowance for loan losses and an aggregate adjusted net carrying value of $27.3 million within the loans held for sale category at March 31, 2014. These non-performing loans had aggregate related reserves of $6.1 million within our allowance for loan losses prior to the date of transfer. In addition, we expect the sale of these non-performing assets to have an incrementally positive impact on certain operating costs, such as our FDIC insurance assessments and legal fees, and, to a much lesser extent, our net interest margin as we are able to reinvest the sale proceeds into new interest earning assets. All of the loans transferred to loans held for sale are currently expected to be sold prior to June 30, 2014.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and relatively high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of March 31, 2014. See the “Non-performing Assets” section below for further analysis of our credit quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the first quarter of 2014 remained relatively unchanged as compared to the fourth quarter of 2013. Non-interest bearing deposits represented 32 percent of total average deposits for the three months ended March 31, 2014, while savings, NOW and money market accounts were 49 percent and time deposits were 19 percent. Overall, average deposits declined by $73.0 million, or 0.6 percent, as compared to the fourth quarter of 2013 largely due to seasonal fluctuations in certain large non-retail customer demand deposits, as well as lower time deposit balances caused by the low level of rates that we offered on most time deposits and the continued run-off of maturing higher cost retail certificates of deposits.

Average short-term borrowings increased $130.6 million to $380.1 million for the three months ended March 31, 2014 as compared to the fourth quarter of 2013 due to higher amounts of overnight federal funds purchased and short-term FHLB borrowings used mostly for liquidity needs due to the modest level of short-term interest rates. Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased $35.3 million mostly due to the redemption of all of the remaining $131.3 million outstanding 7.75 percent junior subordinated debentures issued to VNB Capital Trust I on October 25, 2013.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Return on average assets	0.84%	0.79%
Return on average shareholders’ equity	8.76	8.31
Return on average tangible shareholders’ equity (ROATE)	12.52	11.97

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net income	$33,835	$31,310
Average shareholders’ equity	1,544,640	1,506,968
Less: Average goodwill and other intangible assets	(463,266)	(460,502)
Average tangible shareholders’ equity	$1,081,374	$1,046,466
Annualized ROATE	12.52%	11.97%

Management believes the ROATE measure provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and the measure facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.

All of the above ratios are, from time to time, impacted by net trading gains and losses, net gains and losses on securities transactions, net gains on sales of loans and net impairment losses on securities recognized in non-interest income. These amounts can vary widely from period to period due to, among other factors, the level of sales of our investment securities classified as available for sale and residential mortgage loan originations, the results of our quarterly impairment analysis of the held to maturity and available for sale investment portfolios, and the recognition of non-cash gains or losses on the change in the fair value of our trading securities portfolio. See the “Non-Interest Income” section below for more details.
Net Interest Income

Net interest income on a tax equivalent basis totaling $116.0 million for the first quarter of 2014 decreased $2.0 million as compared to the fourth quarter of 2013, and increased $4.0 million as compared to the first quarter of 2013. Interest income on a tax equivalent basis decreased to $155.0 million for the first quarter of 2014 as compared to $158.8 million for the fourth quarter of 2013. The $3.8 million decline from the fourth quarter of 2013 was mainly due to a 24 basis point decrease in the yield on average loans and continued run-off in our higher yielding PCI loan portfolios, partially offset by a $140.0 million increase in average loans and higher yields on investments. Interest expense decreased $1.8 million to $39.0 million for the three months ended March 31, 2014. The decrease in interest expense from the fourth quarter of 2013 was primarily driven by the redemption of our 7.75 percent junior subordinated debentures in October 2013, slightly lower rates on deposits, and a $25.0 million decline in average time deposits during the first quarter caused by the continued run-off of maturing higher yield time deposits.
Average interest earning assets increased to $14.5 billion for the first quarter of 2014 as compared to approximately $14.1 billion for the first quarter of 2013 largely due to increases of $592.9 million and $127.1 million in average loans and investment securities, respectively, partially offset by a $328.5 million decline in average federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York). Average loans increased mainly due to strong organic commercial real estate loan growth, as well as solid automobile volumes over the twelve-month period since March 31, 2013. The increase in average investment securities was mostly caused by the redeployment of excess liquidity reflected in the decline in federal funds sold and other interest bearing deposits as compared to the first quarter of 2013. Compared to the fourth quarter of 2013, average interest earning assets increased by $48.5 million from $14.4 billion also due to increases in average loans and investment securities, partly offset by a decrease in average federal funds sold and other interest bearing deposits caused by the steady growth in the aforementioned loan categories and our investment activities. Additionally, we modestly supplemented our organic loan growth with the purchase of $19.1 million of residential mortgage loans from a third party originator during the first quarter of 2014.
Average interest bearing liabilities increased $57.7 million to $10.8 billion for the first quarter of 2014 as compared to the first quarter of 2013 mainly due to increases in short-term funding through the use of overnight federal funds purchased and short-term FHLB borrowings, as well as higher average balances for savings, NOW and money market accounts, partially offset by normal run-off of maturing high cost certificate of deposit balances over the past twelve month period and a decline in average long-term borrowings due to our partial and full redemptions of the 7.75 percent junior subordinated debentures during July and October 2013, respectively. Compared to the fourth quarter of 2013, average interest bearing liabilities increased $77.9 million in the first quarter of 2014, again, mostly due to an increase in short-term borrowings, largely offset by the run-off of maturing higher rate certificates of deposit and our redemption of all of the remaining 7.75 percent junior subordinated debentures on October 25, 2013.

The net interest margin on a tax equivalent basis was 3.20 percent for the first quarter of 2014, a decrease of 7 basis points from 3.27 percent in the linked fourth quarter of 2013, and a 2 basis point increase from 3.18 percent for the three months ended March 31, 2013. The yield on average interest earning assets decreased by 12 basis points on a linked quarter basis. The lower yield was mainly a result of the aforementioned decline in the yield on average loans largely caused by new and refinanced loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio. The low market interest rates have resulted not only from the Federal Reserve's current monetary policy, but also from intense competition in our markets for quality commercial customers. The continued repayment of higher yielding PCI loans also contributed to the decline as such loans decreased by nearly eight percent from December 31, 2013. However, the lower yield on average loans was partly mitigated by higher yields on average investment securities which continued to be somewhat enhanced by a reduction in prepayments and premium amortization largely caused by the current level of long-term market interest rates and, to a much lesser extent, our redeployment of $52.5 million in net proceeds from our sale of non-accrual debt securities in October 2013. The overall cost of average interest bearing liabilities decreased by 8 basis points from 1.52 percent in the linked fourth quarter of 2013 primarily due to a decline of 17 basis points for total long-term borrowings and a 2 basis point decrease for interest bearing deposits during the first quarter of 2014. Our cost of total deposits was 0.38 percent for the first quarter of 2014 compared to 0.40 percent for the three months ended December 31, 2013.

We continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our returns. Potential future loan growth from solid commercial loan demand that has continued into the early stages of the second quarter of 2014, the redeployment of the net sale proceeds expected from the sale of the non-performing loans held for sale during the second quarter of 2014 and the continued run-off of high yielding time deposits are anticipated to positively impact our future net interest income. However, our margin continues to face the risk of compression in the future due to the relatively low level of interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market interest rates were to decline below current levels, and the negative impact on interest expense from certain cash flow hedge derivative transactions related to money market deposit accounts. Additionally, most of our cost of average borrowings is tied to fixed rate long-term FHLB advances and repos, as well as $100 million in subordinated debt issued in 2005, with contractual interest rates significantly above current market rates for similar borrowings.  There are no meaningful maturities of these borrowings until 2015 and, until then, we expect these borrowings to negatively impact our net interest margin.  However, we entered into several forward starting interest rate swap derivative transactions during 2013 to hedge the risk of an increase in current market interest rates before the maturity of such borrowings. See Note 13 to the consolidated financial statements for additional information on our derivative hedging transactions.

The following table reflects the components of net interest income for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,641,511	$131,086	4.50%	$11,501,510	$136,183	4.74%	$11,048,612	$133,054	4.82%
Taxable investments (3)	2,218,851	18,246	3.29	2,169,989	17,077	3.15	2,091,866	16,169	3.09
Tax-exempt investments (1)(3)	568,960	5,671	3.99	561,370	5,443	3.88	568,827	5,614	3.95
Federal funds sold and other interest bearing deposits	60,214	27	0.18	208,204	124	0.24	388,669	216	0.22
Total interest earning assets	14,489,536	155,030	4.28	14,441,073	158,827	4.40	14,097,974	155,053	4.40
Allowance for loan losses	(139,098)			(116,996)			(130,723)
Cash and due from banks	274,652			298,326			408,964
Other assets	1,616,221			1,589,090			1,450,530
Unrealized losses on securities available for sale, net	(39,152)			(23,323)			(5,525)
Total assets	$16,202,159			$16,188,170			$15,821,220
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,459,913	$4,281	0.31%	$5,452,246	$4,433	0.33%	$5,260,535	$4,702	0.36%
Time deposits	2,162,365	6,532	1.21	2,187,372	6,744	1.23	2,493,288	8,111	1.30
Total interest bearing deposits	7,622,278	10,813	0.57	7,639,618	11,177	0.59	7,753,823	12,813	0.66
Short-term borrowings	380,057	318	0.33	249,493	212	0.34	140,600	144	0.41
Long-term borrowings (4)	2,836,263	27,883	3.93	2,871,595	29,398	4.10	2,886,509	30,040	4.16
Total interest bearing liabilities	10,838,598	39,014	1.44	10,760,706	40,787	1.52	10,780,932	42,997	1.60
Non-interest bearing deposits	3,622,220			3,677,966			3,448,327
Other liabilities	196,701			219,479			84,993
Shareholders’ equity	1,544,640			1,530,019			1,506,968
Total liabilities and shareholders’ equity	$16,202,159			$16,188,170			$15,821,220
Net interest income/interest rate spread (5)		$116,016	2.84%		$118,040	2.88%		$112,056	2.80%
Tax equivalent adjustment		(1,992)			(1,912)			(2,020)
Net interest income, as reported		$114,024			$116,128			$110,036
Net interest margin (6)			3.15%			3.22%			3.12%
Tax equivalent effect			0.05%			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.20%			3.27%			3.18%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2014 Compared with March 31, 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$6,930	$(8,898)	$(1,968)
Taxable investments	1,012	1,065	2,077
Tax-exempt investments*	1	56	57
Federal funds sold and other interest bearing deposits	(154)	(35)	(189)
Total increase (decrease) in interest income	7,789	(7,812)	(23)
Interest Expense:
Savings, NOW and money market deposits	173	(594)	(421)
Time deposits	(1,027)	(552)	(1,579)
Short-term borrowings	205	(31)	174
Long-term borrowings and junior subordinated debentures	(516)	(1,641)	(2,157)
Total decrease in interest expense	(1,165)	(2,818)	(3,983)
Total increase (decrease) in net interest income	$8,954	$(4,994)	$3,960

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Trust and investment services	$2,442	$1,977
Insurance commissions	4,498	3,990
Service charges on deposit accounts	5,751	5,690
(Losses) gains on securities transactions, net	(8)	3,958
Trading losses, net
Trading securities	(9)	(30)
Junior subordinated debentures carried at fair value	—	(2,172)
Total trading losses, net	(9)	(2,202)
Fees from loan servicing	1,670	1,517
Gains on sales of loans, net	913	15,060
Losses on sales of assets, net	(148)	(268)
Bank owned life insurance	1,408	1,341
Change in FDIC loss-share receivable	(76)	(3,175)
Other	3,081	3,408
Total non-interest income	$19,522	$31,296

Trusts and investment services increased $465 thousand for the three months ended March 31, 2014 as compared to the same period in 2013 mainly due to an increase in the investment and advisory fees resulting from an increase in assets under management. The increased assets under management was partly due to higher market valuations for such assets.

Insurance commissions increased $508 thousand to $4.5 million for the three months ended March 31, 2014 as compared to the first quarter of 2013 mainly due to higher third party commissions generated by our title insurance subsidiaries.

Net gains on securities transactions decreased $4.0 million for the three months ended March 31, 2014 as compared with the same period in 2013 due to an immaterial amount of investment securities sales during the first quarter of 2014. The net gains totaling approximately $4.0 million during the first quarter of 2013 were partially due to the sale of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock classified as available for sale with amortized cost totaling $941 thousand. See Note 6 to the consolidated financial statements for more details on our gross gains and losses on securities transactions for each period.

Net trading losses decreased $2.2 million for the three months ended March 31, 2014 as compared with the first quarter of 2013 primarily due to the change in the carrying value of our previously outstanding 7.75 percent junior subordinated debentures carried at fair value during the first quarter of 2013. These debentures were fully redeemed by us during the second half of 2013.

Net gains on sales of loans decreased $14.1 million for the three months ended March 31, 2014 as compared to the same period in 2013 mostly due to a significant decline in loans originated for sale as our new and refinanced loan origination volumes were significantly slowed by the increase in the level of market interest rates since the second half of 2013, and, to a much lesser extent, our decision to hold a much higher percentage of new originations in our loan portfolio as the loan yields continue to become more attractive for long-term investment. As a result, we sold only $32 million of residential mortgages during the first quarter of 2014 as compared to approximately $435 million of residential mortgage loans sold during the first quarter of 2013. In addition, residential mortgage loan originations (including both new and refinanced loans) declined $512.5 million to approximately $64.7 million for the first quarter of 2014 as compared to $577.2 million in originations in residential mortgage loans during the first quarter of 2013. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. Net gains on actual loan sales totaled $791 thousand and $16.3 million for the three months ended March 31, 2014 and 2013, respectively, while the net change in the fair value of loans held for sale resulted in $122 thousand of net gains and $1.2 million of net losses for the three months ended March 31, 2014 and 2013, respectively. Due to the current level of market interest rates and level of consumer demand, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the second quarter of 2014. As a result, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the second quarter of 2014 as compared to the first quarter of 2014. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 5 of the consolidated financial statements.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions completed in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $76 thousand and $3.2 million net reduction in non-interest income for the three months ended March 31, 2014 and 2013, respectively. The reduction to non-interest income during the first quarter of 2014 was largely due to the prospective recognition of decreases in the FDIC loss-share receivable caused by better than originally expected cash flows on certain pools, which was largely offset by an increase in the receivable related to the reimbursable portion of valuation write-downs on certain covered OREO properties at March 31, 2014 based upon current third party appraisals. The $3.2 million net reduction for the three months ended March 31, 2013 was mainly due to a $2.7 million reduction in the FDIC’s portion of estimated losses related to estimated additional credit impairment of certain loan pools subsequent to acquisition, which also resulted in a $2.2 million credit to our provision for losses on covered loans for the first quarter of 2013. See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 7 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Salary and employee benefits expense	$48,088	$50,572
Net occupancy and equipment expense	20,724	18,889
FDIC insurance assessment	3,287	3,353
Amortization of other intangible assets	2,351	1,603
Professional and legal fees	3,678	3,892
Advertising	617	1,802
Other	16,138	15,328
Total non-interest expense	$94,883	$95,439

Salary and employee benefits expense decreased $2.5 million for the three months ended March 31, 2014 as compared to the first quarter of 2013 largely due to the decrease of $3.5 million in our pension expense related to the freeze of our qualified and non-qualified plans (see Note 10 to the consolidated financial statements for additional information), as well as declines in salary expense (including cash incentive compensation expense) and the corresponding payroll taxes. These decreases were partially offset by increases in 401(k) expense (caused by the increase in the employer matching contribution effective January 1, 2014), medical health insurance expense and our stock incentive compensation expense. Our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future.

Net occupancy and equipment expenses increased $1.8 million for the three months ended March 31, 2014 as compared to the same period in 2013 mostly due to the higher than normal cleaning and maintenance expenses. These expenses largely related to snow removal services caused by the inclement weather conditions in the Northeast during the first quarter of 2014.

Amortization of other intangible assets increased $748 thousand for the three months ended March 31, 2014 as compared to the first quarter of 2013 mainly due to a decrease in the net recoveries of impairment charges on certain loan servicing rights during the first quarter of 2014, partially offset by a moderate decline in amortization expense caused, in part, by lower prepayments of the underlying loans of our servicing assets. Valley recognized net recoveries of impairment charges on its loan servicing rights totaling $100 thousand and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

Advertising expense decreased $1.2 million to $617 thousand for the three months ended March 31, 2014 as compared to the first quarter of 2013. The decrease was mainly caused by a lower volume of promotional activity for our residential mortgage refinance programs during the first quarter of 2014 partly due to the maturation of the refinance programs in our markets and the slowdown in consumer refinance activity caused by the higher level of interest rates.

Other non-interest expense increased $810 thousand for the three months ended March 31, 2014 as compared to the same period in 2013 largely due to a $1.9 million increase in the amortization of tax credit investments (which totaled $3.7 million for the first quarter of 2014). During the last twelve months, we invested to a greater extent in tax-advantaged investments, which directly reduce our income tax expense and effective tax rate. Other significant components of other non-interest expense include data processing, telephone, service fees, debit card expenses, postage, stationery, insurance, and title search fees which all fluctuated by immaterial amounts as compared to the first quarter of 2013.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 71.05 percent for the three months ended March 31, 2014 as compared to 67.53 percent for the same period in 2013. The negative upward movement in our efficiency ratio for the three months ended March 31, 2014 was largely attributable to a $11.8 million decrease in non-interest income from the first quarter of 2013, mainly due to a significant decline in net gains on the sales of residential mortgage loans recognized in the first quarter of 2014 as compared to the first quarter of 2013. As noted above, we also continue to invest in tax-advantaged investments that result in tax credits that reduce our income tax expense, but to a lesser extent increase our other non-interest expense and the level of our efficiency ratio. Exclusive of such items, we strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.
Income Taxes

Income tax expense was $830 thousand and $12.8 million for the quarters ended March 31, 2014 and 2013, respectively. The provision for income taxes for the first quarter of 2014 resulted in an effective tax rate of 2.4 percent compared with 29.0 percent in the three months ended March 31, 2013. The decrease in our income tax expense and effective tax rate as compared to the first quarters of 2013 was largely due to an $8.3 million reduction in our reserve for unrecognized tax benefits caused by an income tax audit resolution related to the valuation of certain depreciable property. Also, to a lesser extent, the decrease in pre-tax income during the first quarter of 2014 also contributed to the decline in our effective tax rate.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2014, we anticipate that our effective tax rate will range between 27 and 29 percent primarily reflecting the impacts of tax exempt income, tax-advantaged investments and general business credits.
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

The following tables present the financial data for each business segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,995,148	$7,646,363	$2,848,025	$—	$14,489,536
Income (loss) before income taxes	12,180	24,376	5,866	(7,757)	34,665
Annualized return on average interest earning assets (before tax)	1.22%	1.28%	0.82%	N/A	0.96%

	Three Months Ended March 31, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,879,698	$7,168,914	$3,049,362	$—	$14,097,974
Income (loss) before income taxes	20,237	23,808	1,026	(947)	44,124
Annualized return on average interest earning assets (before tax)	2.09%	1.33%	0.13%	N/A	1.25%
Consumer Lending

This segment, representing 35.1 percent of our loan portfolio at March 31, 2014, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 21.2 percent of our loan portfolio at March 31, 2014) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 8.2 percent of total loans at March 31, 2014) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average assets for the three months ended March 31, 2014 increased $115.5 million as compared to the first quarter of 2013 largely due to residential mortgage loan growth through the third quarter of 2013 (which since that time has considerably tapered off due, in part, to the higher level of long-term market interest rates) and solid organic automobile loan growth over the last 12-month period. Valley supplemented its organic loan growth over the last 12-month period with the purchase of $228.1 million and $11.0 million of residential mortgage and auto loans, respectively, from third party originators. We also continued to see steady growth in commitments and usage of secured personal lines of credit since March 31, 2013, partially offset by a decline in our home equity loan portfolio.

Income before income taxes decreased $8.1 million to $12.2 million for the first quarter of 2014 as compared to the same quarter of 2013. The decrease was mainly caused by a decline in non-interest income, which totaled $13.3 million for the first quarter of 2014 as compared to $25.2 million for the first quarter in 2013. The decrease was primarily due to a decline in net gains on sales of residential mortgage loans (see further discussion in the "Non-Interest Income" section above). The decrease in non-interest income was partially offset by a $5.3 million decline in non-interest expense to $11.2 million for the three months ended March 31, 2014 as compared to the same period in 2013 partly due to lower staffing levels caused by the slowdown in consumer refinance activity.

The net interest margin decreased 18 basis points to 2.85 percent for the first quarter of 2014 as compared to the same quarter one year ago mainly as a result of a 32 basis point decrease in yield on average loans caused by the prolonged low level of market interest rates on new loans, partially offset by a 14 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due to a decline in average long-term borrowings caused mostly by our partial and full redemptions of the 7.75 percent junior subordinated debentures during July and October 2013, respectively, as well as the normal run-off of maturing high cost certificates of deposit balances and lower interest rates offered on most of our deposit products and over the past twelve months.
Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $20.8 million of covered loans, totaled approximately $2.0 billion and represented 17.4 percent of the total loan portfolio at March 31, 2014. Commercial real estate loans and construction loans, including $52.2 million of covered loans, totaled $5.5 billion and represented 47.5 percent of the total loan portfolio at March 31, 2014.

Average assets for the three months ended March 31, 2014 increased $477.4 million as compared to the first quarter of 2013. This increase was primarily attributable to continued strong broad-based organic growth in the non-PCI commercial real estate loan portfolio over the 12-month period since March 31, 2013, partially offset by continued repayments within our PCI loan portfolio. Commercial and industrial loan activity also showed some positive growth during the first quarter of 2014 despite relatively flat commercial line of credit usage and, on average, has declined as compared to the first quarter of 2013 due to strong competition for quality credits and, as a result, some large repayments in both the non-PCI and PCI loan portfolios since March 31, 2013.

For the three months ended March 31, 2014, income before income taxes increased $568 thousand to $24.4 million as compared to the first quarter in 2013 mostly due to increases in non-interest income and net interest income, partially offset by an increase in the provision for loan losses. Non-interest income increased $2.6 million as compared to the first quarter of 2013 largely due to the aggregate effect of changes in the FDIC loss-share receivable. Net interest income increased $1.4 million to $75.1 million for the first quarter of 2014 as compared to the same quarter of 2013 and it was driven by decrease in interest expense. Provision for credit losses increased $2.9 million to $4.3 million during the first quarter of 2014 as compared to the same quarter of 2013 mainly due to a $2.2 million credit to our provision for losses on covered loans for the three months ended March 31, 2013 as a result of decline in additional estimated credit losses on certain loan pools.

The net interest margin decreased 18 basis points to 3.93 percent for the first quarter of 2014 as compared to the same quarter one year ago mainly as a result of a 32 basis point decrease in yield on average loans to 4.88 percent mainly due to the new and refinanced loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding loan repayments, including PCI loans, partially offset by the 14 basis point decrease in the costs of our funding sources.
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

Average investments decreased $201.3 million during the first quarter of 2014 as compared to the same quarter in 2013 mostly due to normal repayments and lower excess liquidity (maintained overnight funds and interest bearing deposits) available for investment as we needed to fund stronger loan growth over the last 12-month period.

For the three months ended March 31, 2014, income before income taxes increased approximately $4.9 million to $5.9 million compared to $1.0 million for the three months ended March 31, 2013 mostly due to a $3.5 million increase in net interest income and a $1.4 million decrease in internal transfer expense. The increase in net interest income was mainly driven higher yields on average investment securities which continued to be somewhat enhanced by a reduction in prepayments and premium amortization on certain mortgage-backed securities since June 2013 as a result of the higher level of long-term of market interest rates, and, to a much lesser extent, our redeployment of $52.5 million in net proceeds from our sale of non-accrual debt securities in October 2013.

The net interest margin increased 61 basis points to 2.41 percent for the first quarter of 2014 as compared to the same quarter one year ago largely due to a 47 basis point increase in the yield on investments and lower costs associated with our funding sources.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net trading and securities gains and losses, and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value (prior to their full redemption in October 2013), interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment increased $6.8 million to $7.8 million for the three months ended March 31, 2014 as compared to $947 thousand for the three months ended March 31, 2013 mainly caused by a $4.0 million decrease in net gains on securities transactions during the first quarter of 2014 as compared with the same period in 2013 due to a lack of sales activity. In addition, net trading losses decreased $2.2 million for the three months ended March 31, 2014 as compared with the first quarter of 2013 primarily due to the recognition of non-cash mark to market losses recorded for the change in the valuation of our junior subordinated debentures carried at fair value during the first quarter of 2013.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2014. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2014. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2014. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2014 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2014. The model also utilizes an immediate parallel shift in the market interest rates at March 31, 2014.

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(1,026)	(0.23)%
+100	(6,462)	(1.46)
–100	(13,518)	(3.05)

The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table above due to the frequency and timing of changes in interest rates and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and interest rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 1.46 percent. Our balance sheet sensitivity to such a move in interest rates at March 31, 2014 increased as compared to December 31, 2013 (which was a decrease of 0.87 percent in net interest income over a 12 month period) due, in part, to a $255.7 million increase in our short-term borrowings which are immediately sensitive to a rise in interest rates, continued fixed-rate loan growth and a $51.9 million decrease in interest bearing deposits with banks, comprised mostly of overnight cash deposits. These cash deposits, largely held at the Federal Reserve Bank of New York, decreased due to the redeployment of such excess liquidity into less rate-sensitive new loans during the first quarter of 2014. Additionally, our current asset sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we attempt to manage the Bank’s aggregate sensitivity in a manner to mitigate the potential lag in the portfolio's re-pricing. We expect interest income and yield on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. During the first quarter of 2014, the yield on our taxable investment continued to improve for the third consecutive quarter largely due to a reduction in premium amortization on securities caused, in part, by the increased level of long-term market interest rates since June 2013.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at March 31, 2014 that currently pay fixed and receive floating rates, as well as 3 interest rate caps with a total notional value of $225 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps, as well as a large portion of our interest rate caps, negatively impacted our net interest income during both the three months ended March 31, 2014 and 2013. We expect this negative trend to continue into the foreseeable future due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the ailing economy. See Note 13 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at March 31, 2014.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within ninety days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.3 billion, representing 9.3 percent of earning assets, at both March 31, 2014 and December 31, 2013. Of the $1.3 billion of liquid assets at March 31, 2014, approximately $532 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $355 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2014) are projected to be approximately $3.7 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal funds, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.2 billion and $10.1 billion for the first quarter of 2014 and for the year ended December 31, 2013, respectively, representing 70.6 percent and 71.0 percent of average earning assets for the same periods of 2014 and 2013, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $970 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $400 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at March 31, 2014. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2014, our borrowing capacity under the Federal Reserve's discount window was approximately $1.0 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings increased $255.6 million to $537.1 million at March 31, 2014 as compared to $281.5 million at December 31, 2013 mainly due to increases in federal funds purchased and FHLB advances totaling $225 million and $100 million, respectively, partially offset by a $69.4 million decrease repo balances. At March 31, 2014 and December 31, 2013, all short-term repos represent customer deposit balances being swept into this vehicle overnight.
Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts and subordinated notes. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts and subordinated note holders, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash, selling securities from its available for sale investment portfolio, as well as potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio

As of March 31, 2014, we had approximately $1.8 billion, $796.6 million, and $14.3 million in held to maturity, available for sale and trading securities, respectively. At March 31, 2014, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae.

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

To determine whether a security’s impairment is other-than-temporary, Valley considers several factors that include, but are not limited to the following:

•	The severity and duration of the decline, including the causes of the decline in fair value, such as the issuer's credit problems, interest rate fluctuations, or market volatility;

•	Adverse conditions specifically related to the issuer of the security, an industry, or geographic area;

•	Failure of the issuer of the security to make scheduled interest or principal payments;

•	Any changes to the rating of the security by a rating agency or, if applicable, any regulatory actions impacting the security issuer;

•	Recoveries or additional declines in fair value after the balance sheet date;

•	Our ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term; and

•	Our intent to sell debt security investments, or if it is more likely than not that we will be required to sell such securities before recovery of their individual amortized cost basis.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2014.

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,277,746	$27,158	$(21,549)	$1,283,355
AA Rated	276,008	7,626	(4,072)	279,562
A Rated	19,697	921	—	20,618
BBB Rated	63,066	3,682	(85)	66,663
Non-investment grade	29,323	1,372	(458)	30,237
Not rated	147,256	44	(11,686)	135,614
Total investment securities held to maturity	$1,813,096	$40,803	$(37,850)	$1,816,049
Available for sale investment grades:*
AAA Rated	$644,942	$4,106	$(25,352)	$623,696
AA Rated	13,735	683	(385)	14,033
A Rated	47,911	913	(2,407)	46,417
BBB Rated	47,373	613	(1,072)	46,914
Non-investment grade	40,102	1,847	(3,419)	38,530
Not rated	27,259	364	(630)	26,993
Total investment securities available for sale	$821,322	$8,526	$(33,265)	$796,583

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $147.3 million in investments not rated by the rating agencies with aggregate unrealized losses of $11.7 million at March 31, 2014. The unrealized losses for this category mostly relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2014, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes non-investment grade rated investments with amortized costs and fair values totaling $40.1 million and $38.5 million, respectively, at March 31, 2014. The $3.4 million in gross unrealized losses for this category primarily relate to 4 private label mortgage-backed securities (including 1 private label mortgage-backed security with a total loss of $918 thousand) and 4 trust preferred securities (including 2 pooled trust preferred securities). Of the eight securities, three were found to be other-than-temporarily impaired prior to the year ended December 31, 2013.

See “Other-Than-Temporary Impairment Analysis” section of Note 6 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,019,099	$1,995,084	$1,997,353	$1,988,404	$2,045,514
Commercial real estate:
Commercial real estate	5,083,744	4,981,675	4,814,670	4,437,712	4,351,291
Construction	413,795	429,231	423,789	426,891	438,674
Total commercial real estate	5,497,539	5,410,906	5,238,459	4,864,603	4,789,965
Residential mortgage	2,472,180	2,499,965	2,532,370	2,412,968	2,352,560
Consumer:
Home equity	440,006	449,009	449,309	455,166	462,297
Automobile	957,036	901,399	862,843	835,271	811,060
Other consumer	227,804	215,084	195,327	184,796	188,827
Total consumer loans	1,624,846	1,565,492	1,507,479	1,475,233	1,462,184
Total non-covered loans	11,613,664	11,471,447	11,275,661	10,741,208	10,650,223
Covered loans (1)	80,930	96,165	121,520	141,817	161,276
Total loans (2)	$11,694,594	$11,567,612	$11,397,181	$10,883,025	$10,811,499
As a percent of total loans:
Commercial and industrial	17.3%	17.3%	17.5%	18.3%	18.9%
Commercial real estate	47.0%	46.8%	46.0%	44.6%	44.3%
Residential mortgage	21.1%	21.6%	22.0%	22.2%	21.8%
Consumer loans	13.9%	13.5%	13.2%	13.6%	13.5%
Covered loans	0.7%	0.8%	1.1%	1.3%	1.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.

(2)
Total loans are net of unearned discount and deferred loan fees totaling $6.1 million, $5.6 million, $6.3 million, $8.3 million, and $6.8 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $142.2 million to $11.6 billion at March 31, 2014 from December 31, 2013 largely due to strong organic growth within our commercial real estate (excluding construction) and automobile loan portfolios, partially offset by elevated levels of repayments primarily within the commercial real estate loan category of the PCI loan portfolio and the transfer of $35.6 million of non-performing loans (before adjustments for charge-offs) to loans held for sale at March 31, 2014.

Total commercial and industrial loans increased $24.0 million from December 31, 2013 to approximately $2.0 billion at March 31, 2014 mainly due to growth in new lending relationships moving to Valley from other financial institutions. These new loan volumes more than offset our normal repayment and refinance activity, including a $9.8 million decline in the PCI loan portfolio. However, the commercial portfolio growth was somewhat mitigated by $12.2 million of non-performing loans that were transfered to loans held for sale at March 31, 2014. Additionally, we continued to experience strong market competition for quality credits during the first quarter and, overall, total commitments for commercial lines of credit and customer line usage remained relatively flat as compared to the fourth quarter of 2013.

Total commercial real estate loans (excluding construction loans) increased $102.1 million from December 31, 2013 to $5.1 billion at March 31, 2014, despite a $37.3 million decrease in PCI loans and approximately $21.7 million of non-performing loans transferred to loans held for sale during the first quarter of 2014. Strong loan origination volumes and demand were seen across many segments of commercial real estate borrowers, but with a lower level of new co-op building loans within our New York City markets as compared to the last several quarters. The decline in the non-covered PCI loans was due to normal payments, as well as prepayments caused by strong competition in the Long Island market, and, to a much lesser extent, excess borrower liquidity. Construction loans totaling $413.8 million at March 31, 2014 decreased $15.4 million from December 31, 2013 mainly due to strong repayment activity coupled with moderate new loan demand, a low level of advances on existing construction loans and $1.7 million of non-performing loans transferred to loans held for sale during the first quarter of 2014.

Total residential mortgage loans decreased $27.8 million to $2.5 billion at March 31, 2014 from December 31, 2013 mostly due to normal loan repayments and some lost refinance activity that outpaced our new and refinanced loans originated for investment during the first quarter of 2014. Total residential mortgage loan originations were $64.7 million for the first quarter of 2014 and declined over 32 percent as compared to the fourth quarter of 2013 and nearly 89 percent from the first quarter of 2013 as the higher level of mortgage interest rates since June 2013 has had a significant negative impact on demand in the consumer refinance market. In addition to the $64.7 million of loan originations we purchased $19.1 million of loans from third party originators during the first quarter of 2014. From time to time, we purchase residential mortgage loans, as well as automobile loans, originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase. Valley sold approximately $32 million of residential mortgages (including the loans held for sale at December 31, 2013) during the first quarter, down over 35 percent as compared to $50 million from the fourth quarter of 2013.

Total consumer loans increased $59.4 million from December 31, 2013 largely due to an increase in the automobile and other consumer loan portfolios, partially offset by a decrease in home equity loans during the first quarter of 2014. Automobile loans increased by $55.6 million to $957.0 million at March 31, 2014 as compared to December 31, 2013. During the first quarter of 2014 our new organic auto loan volumes continued to be strong, but mostly in the latter part of the first quarter due to inclement weather conditions in the Northeast that negatively impacted auto sales in January and February. Additionally, we made no auto loan purchases from third party originators during the three months ended March 31, 2014. Home equity loans declined $9.0 million to $440.0 million at March 31, 2014 as compared to December 31, 2013 largely due to low demand, customer repayments and a $921 thousand decrease in non-covered PCI loans. Other consumer loans increased $12.7 million to $227.8 million at March 31, 2014 as compared to $215.1 million at December 31, 2013 mainly due to an increase in collateralized personal lines of credit commitments and usage.

Despite the solid loan growth during the first quarter of 2014, we remain cautiously optimistic as we continue to experience strong market competition for high quality commercial credits within the New York metropolitan area as large money center institutions renew their focus on middle market customers, traditional savings and loans look to reinvent themselves and local community banks attempt to redeploy excess capital. Additionally, the improving economic conditions, coupled with the low interest rate environment continues to be tempered by uncertain government monetary policies and their potential impact on the U.S. economy and financial markets.

Much of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. We are beginning to witness some increased activity across Valley’s entire geographic footprint, however the New York and Long Island markets continue to account for a disproportionate percentage of our activity. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans acquired in 2010 for which the Bank will share losses with the FDIC which totaled $661.7 million and $80.9 million, respectively, at March 31, 2014. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

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

At both acquisition and subsequent quarterly reporting dates, Valley uses a third party service provider to assist with validation of our assessment of the contractual and estimated cash flows. Valley provides the third party with updated loan-level information derived from Valley’s main operating system, contractually required loan payments and expected cash flows for each loan pool individually reviewed by Valley. Using this information, the third party provider determines both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows is subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield received back from the third party are reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$710,103	$198,198	$986,990	$126,749
Accretion	10,779	(10,779)	12,797	(12,797)
Payments received	(59,213)	—	(90,035)	—
Balance, end of the period	$661,669	$187,419	$909,752	$113,952
Covered loans:
Balance, beginning of the period	$89,095	$25,601	$171,182	$42,560
Accretion	3,155	(3,155)	3,438	(3,438)
Payments received	(16,560)	—	(19,156)	—
Net increase in expected cash flows	—	—	—	64
Transfers to other real estate owned	(1,830)	—	(3,534)	—
Provision for losses on covered loans	—	—	2,166	—
Balance, end of the period	$73,860	$22,446	$154,096	$39,186

The moderate net increase in expected cash flows for certain pools of loans during the three months ended March 31, 2013 (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $7.1 million at March 31, 2014 as compared to $7.2 million at March 31, 2013. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the three months ended March 31, 2013, we recorded a credit to the provision for losses on covered loans totaling $2.2 million as a component of our provision for credit losses in the consolidated statement of income due to a decline in the additional estimated credit impairment since acquisition.

Although we recognized additional credit impairment for certain covered pools in 2011 and the lower levels of accretion shown in the table above due to the normal contraction in the PCI loan portfolios year over year, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the three months ended March 31, 2014, we reduced our FDIC loss-share receivable by $1.9 million due to the prospective recognition of the effect of additional cash flows from covered loan pools with a corresponding quarterly reduction in non-interest income for the period (see table in the next section below). We expect this relative level of reduction to continue in the second quarter of 2014.

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” in our statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition dates for the FDIC-assisted transactions, we recorded an aggregate FDIC loss-share receivable of $108.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. The FDIC loss-share receivable is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates, accretion of the acquisition date present value discount, and other reimbursable expenses covered by the FDIC loss-sharing agreements will result in an increase in the FDIC loss-share receivable and the immediate recognition of non-interest income in our financial statements, together with an increase in the non-accretable difference. A decrease in expected losses would generally result in a corresponding decline in the FDIC loss-share receivable and the non-accretable difference. Reductions in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC.

The following table presents changes in the FDIC loss-share receivable for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of the period	$32,757	$44,996
Discount accretion of the present value at the acquisition dates	11	33
Effect of additional cash flows on covered loans (prospective recognition)	(1,856)	(1,482)
Decrease in the provision for losses on covered loans	—	(2,678)
Other reimbursable expenses	513	952
(Reimbursements from) payments to the FDIC	(1,424)	1,592
Other	1,256	—
Balance, end of the period	$31,257	$43,413

The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $76 thousand and $3.2 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the reduction for the first quarter of 2014 was partly due to the reimbursable portion of valuation write-downs on certain covered OREO properties totaling $1.3 million (as shown in the "other" category in the table above).
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, non-performing loans held for sale, other real estate owned (OREO), other repossessed assets (which consist of two aircraft and several automobiles) and non-accrual debt securities at March 31, 2014. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the economic recovery, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets over the past five quarters and has decreased significantly at March 31, 2014 as compared to the same period year ago (as shown in the table below). Our past due loans and non-accrual loans in the table below exclude our non-covered and covered PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$5,689	$6,398	$3,065	$1,598	$7,201
Commercial real estate	16,169	9,142	6,276	13,842	17,838
Construction	5,616	1,186	—	3,987	8,215
Residential mortgage	6,238	6,595	8,221	7,809	9,297
Consumer	2,685	3,792	3,773	3,385	4,199
Total 30 to 59 days past due	36,397	27,113	21,335	30,621	46,750
60 to 89 days past due:
Commercial and industrial	599	571	957	1,927	455
Commercial real estate	2,377	2,442	23,828	5,104	3,827
Construction	—	4,577	—	1,785	597
Residential mortgage	1,721	1,939	1,857	2,810	3,127
Consumer	613	784	864	753	897
Total 60 to 89 days past due	5,310	10,313	27,506	12,379	8,903
90 or more days past due:
Commercial and industrial	199	233	342	—	31
Commercial real estate	137	7,591	232	259	259
Construction	—	—	—	150	—
Residential mortgage	1,033	1,549	1,980	2,342	1,885
Consumer	205	118	235	349	229
Total 90 or more days past due	1,574	9,491	2,789	3,100	2,404
Total accruing past due loans	$43,281	$46,917	$51,630	$46,100	$58,057
Non-accrual loans: (1)
Commercial and industrial	$8,293	$21,029	$23,941	$20,913	$21,692
Commercial real estate	26,909	43,934	53,752	55,390	56,042
Construction	6,569	8,116	13,070	13,617	13,199
Residential mortgage	20,720	19,949	23,414	26,054	31,905
Consumer	2,149	2,035	1,906	2,549	2,766
Total non-accrual loans	64,640	95,063	116,083	118,523	125,604
Non-performing loans held for sale	27,329	—	—	—	—
Other real estate owned (OREO) (2)	16,674	19,580	19,372	21,327	18,463
Other repossessed assets	1,995	6,447	6,378	7,549	8,053
Non-accrual debt securities (3)	3,963	3,771	52,334	50,972	48,143
Total non-performing assets (NPAs)	$114,601	$124,861	$194,167	$198,371	$200,263
Performing troubled debt restructured loans	$114,668	$107,037	$116,852	$117,052	$108,654
Total non-accrual loans as a % of loans	0.55%	0.82%	1.02%	1.09%	1.16%
Total NPAs as a % of loans and NPAs	0.97	1.07	1.68	1.81	1.82
Total accruing past due and non-accrual loans as a % of loans	0.92	1.23	1.47	1.51	1.70
Allowance for losses on non-covered loans as a % of non-accrual loans	154.14	112.08	90.90	93.12	91.29

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes OREO properties related to the FDIC-assisted transactions totaling $11.6 million, $12.3 million, $9.3 million, $13.0 million, and $11.1 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)
Include other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value net of net unrealized losses totaling $1.4 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively, and net unrealized gains totaling $5.2 million, $3.8 million and $965 thousand at September 30, 2013, June 30, 2013 and March 31, 2013, respectively.

Total NPAs decreased $10.3 million from December 31, 2013 to $114.6 million at March 31, 2014 largely due to the charge-offs related to non-performing loans transferred to loans held for sale, as well as declines in both OREO and other repossessed assets discussed further below.

Loans past due 30 to 59 days increased $9.3 million to $36.4 million at March 31, 2014 compared to December 31, 2013 mainly due to increases of $7.0 million and $4.4 million in the commercial real estate and construction loans, respectively, partially offset by moderate decreases in all other loan categories. Within the commercial real estate and construction loan categories totaling $16.2 million and $5.6 million at March 31, 2014, respectively, $10.4 million and $1.3 million, respectively, represent performing matured loans in the normal process of renewal.

Loans past due 60 to 89 days decreased $5.0 million to $5.3 million at March 31, 2014 compared to December 31, 2013 mainly due to a $4.6 million decline in construction loan delinquencies. The $4.6 million decrease was entirely due to the completion of the renewal underwriting process for one performing matured loan during the first quarter of 2014. At March 31, 2014, residential mortgage loans within this past due category included $913 thousand of performing matured loans in the normal process of renewal.

Loans past due 90 days or more and still accruing decreased $7.9 million to $1.6 million at March 31, 2014 compared to $9.5 million at December 31, 2013. The decrease in this past due category was mostly due to the migration of $7.6 million of performing matured commercial real estate loans in the normal process of renewal (that were temporarily extended in the first quarter of 2014) to the past due 30 to 59 days category at March 31, 2014.

Non-accrual loans decreased $30.5 million to $64.6 million at March 31, 2014 as compared to $95.1 million at December 31, 2013 mainly due to the transfer of $35.6 million of non-performing loans (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale at March 31, 2014. The decline in non-accrual loan category resulting from the transfers was partially offset by five new non-accrual commercial real estate loans totaling $6.3 million at March 31, 2014. The non-performing loans held for sale totaled $27.3 million at March 31, 2014 after partial charge-offs of $8.3 million at the date of transfer. These loans also had aggregate allocated reserves of $6.1 million within our allowance for loan losses prior to the date of transfer and charge-off.

OREO properties decreased $2.9 million to $16.7 million at March 31, 2014 from $19.6 million at December 31, 2013 primarily due to the sale of 13 properties with net carrying values of approximately $4.0 million and net valuation write-downs totaling $634 thousand, partially offset by $1.7 million of loan collateral transfers (consisting of four residential and one commercial real estate properties) into OREO during the first quarter of 2014. The 13 OREO sales resulted in an aggregate net gain of $999 thousand for the first quarter of 2014. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. Although we have experienced an increase in the amount of foreclosures working through the courts, we believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Other repossessed assets, mainly consisting of 2 aircraft, totaled $2.0 million at March 31, 2014 as compared to $6.4 million at December 31, 2013. The decrease from the linked quarter was due to the sale of one repossessed aircraft with a carrying value of $4.5 million. The sale resulted in an immaterial loss for the first quarter of 2014.

Non-accrual debt securities remained relatively unchanged from December 31, 2013 and totaled approximately $4.0 million at March 31, 2014. The non-accrual securities consist of two previously impaired pooled trust preferred security issuances with an aggregate unamortized cost of $5.4 million at March 31, 2014.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $114.7 million at March 31, 2014 and consisted of 102 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $114.7 million at December 31, 2013. On an aggregate basis, the $107.0 million in performing TDRs at March 31, 2014 had a modified weighted average interest rate of approximately 4.75 percent as compared to a pre-modification weighted average interest rate of 5.29 percent.
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

Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. Allowance for credit losses methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	($ in thousands)
Average loans outstanding	$11,641,511	$11,501,510	$11,048,612
Beginning balance - Allowance for credit losses	$117,112	$116,075	$132,495
Loans charged-off:
Commercial and industrial	(8,614)	(2,515)	(7,325)
Commercial real estate	(3,851)	(1,884)	(598)
Construction	(639)	(1,633)	(1,395)
Residential mortgage	(63)	(1,108)	(892)
Consumer	(1,072)	(1,028)	(1,509)
	(14,239)	(8,168)	(11,719)
Charged-off loans recovered:
Commercial and industrial	544	1,176	1,338
Commercial real estate	1,337	730	15
Construction	—	54	—
Residential mortgage	79	400	70
Consumer	422	405	396
	2,382	2,765	1,819
Net charge-offs (1) (2)	(11,857)	(5,403)	(9,900)
Provision charged for credit losses	3,998	6,440	1,769
Ending balance - Allowance for credit losses	$109,253	$117,112	$124,364
Components of allowance for credit losses:
Allowance for non-covered loans	$99,639	$106,547	$114,664
Allowance for covered loans	7,070	7,070	7,180
Allowance for loan losses	106,709	113,617	121,844
Allowance for unfunded letters of credit	2,544	3,495	2,520
Allowance for credit losses	$109,253	$117,112	$124,364
Components of provision for credit losses:
Provision for losses on non-covered loans	$4,949	$6,435	$3,710
Provision for losses on covered loans	—	—	(2,166)
Provision for loan losses	4,949	6,435	1,544
Provision for unfunded letters of credit	(951)	5	225
Provision for credit losses	$3,998	$6,440	$1,769
Ratio of net charge-offs of non-covered loans to average loans outstanding	0.41%	0.19%	0.35%
Ratio of total net charge-offs to average loans outstanding	0.41	0.19	0.36
Allowance for non-covered loan losses as a % of non-covered loans	0.86	0.93	1.08
Allowance for credit losses as a % of total loans	0.93	1.01	1.15

(1)
Included covered loan charge-offs totaling $146 thousand for the three months ended March 31, 2013. There were no charge-offs of covered loans for the three months ended December 31, 2013 and March 31, 2014. Covered loan charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

(2)
The commercial and industrial loan, commercial real estate, and construction loan categories included $4.8 million and $3.0 million and $536 thousand of charge-offs, respectively, related to the valuation of non-performing loans transferred to loans held for sale at March 31, 2014.

Net loan charge-offs totaling $11.9 million for the first quarter of 2014 increased $6.5 million and $2.0 million from the three months ended December 31, 2013 and March 31, 2013, respectively. The increase in net charge-offs was largely due to $8.3 million in aggregate loan charge-offs related to the valuation of certain non-performing loans transferred to loans held for sale at March 31, 2014. These non-performing loans held for sale had aggregate related reserves of $6.1 million within our allowance for loan losses prior to the date of transfer and partial charge-off. For the covered loan pools, there were no charge-offs during both the three months ended March 31, 2014 and December 31, 2013 as compared to $146 thousand in charge-offs for the three months ended March 31, 2013. Charge-offs on covered loan pools are substantially covered by loss-sharing agreements with the FDIC.

The provision for credit losses totaled $4.0 million for the first quarter of 2014 as compared to $6.4 million for the fourth quarter of 2013 and $1.8 million for the first quarter of 2013. The decrease from the fourth quarter was due, in part, to a $951 thousand decrease in the provision for unfunded letters of credit and improvements in the expected loss experience for most loan categories at March 31, 2014. The increase from the first quarter of 2013 was largely due to a $2.2 million credit to the provision for losses on covered loans recorded during the first quarter of 2013 related to a decrease in the estimated additional credit impairment of certain loan pools subsequent to acquisition. During the first quarter of 2014 and the fourth of 2013, we did not record a provision for losses on covered loans.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2014		December 31, 2013		March 31, 2013
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$51,965	2.57%	$54,534	2.73%	$57,740	2.82%
Commercial real estate loans:
Commercial real estate	22,951	0.45%	25,570	0.51%	25,910	0.60%
Construction	8,999	2.17%	10,341	2.41%	11,853	2.70%
Total commercial real estate loans	31,950	0.58%	35,911	0.66%	37,763	0.79%
Residential mortgage loans	6,856	0.28%	7,663	0.31%	9,098	0.39%
Consumer loans:
Home equity	1,047	0.24%	1,244	0.28%	1,695	0.37%
Auto and other consumer	3,056	0.26%	3,112	0.28%	3,762	0.38%
Total consumer loans	4,103	0.25%	4,356	0.28%	5,457	0.37%
Unallocated	7,309	—	7,578	—	7,126	—
Allowance for non-covered loans and unfunded letters of credit	102,183	0.88%	110,042	0.96%	117,184	1.10%
Allowance for covered loans	7,070	8.74%	7,070	7.35%	7,180	4.45%
Total allowance for credit losses	$109,253	0.93%	$117,112	1.01%	$124,364	1.15%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.88 percent at March 31, 2014 as compared to 0.96 percent and 1.10 percent at December 31, 2013 and March 31, 2013, respectively. At March 31, 2014, the expected loss experience and allocation percentages declined for most loan categories as compared to December 31, 2013 and has trended gradually downward given the continued decline in levels of loan delinquencies, internally classified loans, and net loan charge-offs (excluding $8.3 million of loan charge-offs related to valuation estimates for certain non-performing loans transferred to loans held for sale based on a pooled loan cost/benefit analysis, and not actual individual customer loss events) during the first quarter of 2014. Additionally, our outlook for the U.S. economy and our lending markets also continues to improve, although it remains somewhat guarded due, in part, to the uncertainty of how future Federal Reserve monetary policy actions will impact the economic growth and the financial markets.

Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $661.7 million) was 0.93 percent at March 31, 2014 as compared to 1.02 percent at December 31, 2013. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. There were no allocated reserves for non-covered PCI loans at March 31, 2014, December 31, 2013 and March 31, 2013.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at March 31, 2014.
Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only four loan repurchases for all of 2013 and two loan repurchases in the first quarter of 2014). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at March 31, 2014 and December 31, 2013. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $1.6 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively, and represented 9.5 percent of total assets. During the three months ended March 31, 2014, total shareholders’ equity increased $18.8 million, which was comprised of (i) net income of $33.8 million, (ii) a $4.6 million decrease in our accumulated other comprehensive loss, (iii) $1.2 million in net proceeds from the re-issuance of 121 thousand shares of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $1.2 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $22.0 million. See Note 3 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three months ended March 31, 2014.

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

Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016. Valley’s Tier 1 capital position included $44.0 million of its outstanding trust preferred securities issued by capital trusts as of March 31, 2014 and as of December 31, 2013.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at March 31, 2014 and December 31, 2013.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			($ in thousands)
As of March 31, 2014
Total Risk-based Capital
Valley	$1,412,861	11.9%	$953,493	8.0%	N/A	N/A
Valley National Bank	1,386,565	11.7	952,002	8.0	1,190,002	10.0
Tier 1 Risk-based Capital
Valley	1,158,608	9.7	476,746	4.0	N/A	N/A
Valley National Bank	1,257,312	10.6	476,001	4.0	714,001	6.0
Tier 1 Leverage Capital
Valley	1,158,608	7.4	628,933	4.0	N/A	N/A
Valley National Bank	1,257,312	8.0	629,257	4.0	786,572	5.0
As of December 31, 2013
Total Risk-based Capital
Valley	$1,403,836	11.9%	$946,448	8.0%	N/A	N/A
Valley National Bank	1,376,695	11.6	945,854	8.0	1,182,317	10.0
Tier 1 Risk-based Capital
Valley	1,141,526	9.7	473,224	4.0	N/A	N/A
Valley National Bank	1,239,510	10.5	472,927	4.0	709,390	6.0
Tier 1 Leverage Capital
Valley	1,141,526	7.3	628,256	4.0	N/A	N/A
Valley National Bank	1,239,510	7.9	627,333	4.0	784,167	5.0
Management believes the tangible book value per common share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.

Tangible book value is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2014	December 31, 2013
	($ in thousands except for share data)
Common shares outstanding	200,361,014	199,593,109
Shareholders’ equity	$1,559,889	$1,541,040
Less: Goodwill and other intangible assets	462,420	464,364
Tangible shareholders’ equity	$1,097,469	$1,076,676
Tangible book value per common share	$5.48	$5.39
Book value per common share	$7.79	$7.72

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 35.29 percent for the three months ended March 31, 2014. Our rate of earnings retention increased from the year ended December 31, 2013 largely due to a 32.3 percent reduction in our quarterly cash dividend amount per common share (see more details below), as well as the positive impact on earnings from the loan growth within several segments of our non-PCI loan portfolio, and decrease in cost of our long-term borrowings due to the early redemption of our 7.75 percent junior subordinated debentures in October 2013. However, the potential future deterioration in our earnings and financial condition resulting from the weak economic conditions, a protracted period of low market interest rates, continued intense competition for strong loan relationships, as well as net impairment losses on securities within our investment portfolio may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.11 and $0.16 per common share for the three months ended March 31, 2014 and 2013, respectively. In November 2013, the Board reduced the quarterly dividend amount per share by $0.0525. While our performance and capital are strong, the quarterly retention of a higher amount of capital should provide us more flexibility to grow the business. The dividend reduction was not the result of any regulatory actions. The Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in anticipation of new higher capital levels as required under the new Basel Rules.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 in the MD&A section - “Off-Balance Sheet Arrangements” and Notes 12, 13 and 14 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 60 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures
Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with the assistance of other members of Valley’s management, have evaluated the effectiveness of Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, Valley’s CEO and CFO have concluded that Valley’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2014 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1, 2014 to January 31, 2014	53,056(2)	$9.92	—	4,112,465
February 1, 2014 to February 28, 2014	42,625(2)	9.57	—	4,112,465
March 1, 2014 to March 31, 2014	—	—	—	4,112,465
Total	95,681		—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2014.

(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:

	A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on March 3, 2014.

	B.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2013.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company, and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File *

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 7, 2014	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: May 7, 2014	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer