Form 10-Q
period 2014-06-30
VALLEY NATIONAL BANCORP
filed 2014-08-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 200,585,104 shares were outstanding as of August 7, 2014.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Cash and due from banks	$266,101	$234,253
Interest bearing deposits with banks	40,580	134,915
Investment securities:
Held to maturity (fair value of $1,854,121 at June 30, 2014 and $1,711,427 at December 31, 2013)	1,826,143	1,731,737
Available for sale	783,205	829,692
Trading securities	14,221	14,264
Total investment securities	2,623,569	2,575,693
Loans held for sale, at fair value	16,068	10,488
Non-covered loans	11,750,875	11,471,447
Covered loans	62,553	96,165
Less: Allowance for loan losses	(103,053)	(113,617)
Net loans	11,710,375	11,453,995
Premises and equipment, net	273,746	270,138
Bank owned life insurance	347,045	344,023
Accrued interest receivable	53,650	53,964
Due from customers on acceptances outstanding	5,162	5,032
FDIC loss-share receivable	20,687	32,757
Goodwill	428,234	428,234
Other intangible assets, net	32,135	36,130
Other assets	518,615	576,919
Total Assets	$16,335,967	$16,156,541
Liabilities
Deposits:
Non-interest bearing	$3,581,435	$3,717,271
Interest bearing:
Savings, NOW and money market	5,643,128	5,422,722
Time	2,191,489	2,179,269
Total deposits	11,416,052	11,319,262
Short-term borrowings	354,230	281,455
Long-term borrowings	2,797,986	2,792,306
Junior subordinated debentures issued to capital trusts	41,171	41,089
Bank acceptances outstanding	5,162	5,032
Accrued expenses and other liabilities	147,710	176,357
Total Liabilities	14,762,311	14,615,501
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; none issued)	—	—
Common stock (no par value, authorized 232,023,233 shares; issued 200,477,484 shares at June 30, 2014 and 199,629,268 shares at December 31, 2013)	70,116	69,941
Surplus	1,408,325	1,403,375
Retained earnings	125,614	106,340
Accumulated other comprehensive loss	(30,297)	(38,252)
Treasury stock, at cost (10,183 common shares at June 30, 2014 and 36,159 common shares at December 31, 2013)	(102)	(364)
Total Shareholders’ Equity	1,573,656	1,541,040
Total Liabilities and Shareholders’ Equity	$16,335,967	$16,156,541
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$136,338	$133,966	$267,417	$266,965
Interest and dividends on investment securities:
Taxable	15,709	12,925	32,165	27,414
Tax-exempt	3,700	3,673	7,386	7,322
Dividends	1,390	1,504	3,180	3,184
Interest on federal funds sold and other short-term investments	27	302	54	518
Total interest income	157,164	152,370	310,202	305,403
Interest Expense
Interest on deposits:
Savings, NOW and money market	4,530	4,369	8,811	9,071
Time	6,683	7,794	13,215	15,905
Interest on short-term borrowings	304	140	622	284
Interest on long-term borrowings and junior subordinated debentures	28,228	30,180	56,111	60,220
Total interest expense	39,745	42,483	78,759	85,480
Net Interest Income	117,419	109,887	231,443	219,923
Provision for credit losses	(5,671)	2,552	(1,673)	4,321
Net Interest Income After Provision for Credit Losses	123,090	107,335	233,116	215,602
Non-Interest Income
Trust and investment services	2,244	2,257	4,686	4,234
Insurance commissions	4,491	4,062	8,989	8,052
Service charges on deposit accounts	5,636	5,822	11,387	11,512
Gains (losses) on securities transactions, net	7	41	(1)	3,999
Trading losses, net	(34)	(270)	(43)	(2,472)
Fees from loan servicing	1,786	1,721	3,456	3,238
Gains on sales of loans, net	679	14,366	1,592	29,426
Gains on sales of assets, net	276	678	128	410
Bank owned life insurance	1,614	1,424	3,022	2,765
Change in FDIC loss-share receivable	(7,711)	(2,000)	(7,787)	(5,175)
Other	3,422	4,793	6,503	8,201
Total non-interest income	12,410	32,894	31,932	64,190
Non-Interest Expense
Salary and employee benefits expense	47,094	47,733	95,182	98,305
Net occupancy and equipment expense	17,973	18,179	38,697	37,068
FDIC insurance assessment	3,393	5,574	6,680	8,927
Amortization of other intangible assets	2,346	1,927	4,697	3,530
Professional and legal fees	4,384	4,285	8,062	8,177
Advertising	533	1,850	1,150	3,652
Other	18,506	15,798	34,644	31,126
Total non-interest expense	94,229	95,346	189,112	190,785
Income Before Income Taxes	41,271	44,883	75,936	89,007
Income tax expense	11,751	10,961	12,581	23,775
Net Income	$29,520	$33,922	$63,355	$65,232
Earnings Per Common Share:
Basic	$0.15	$0.17	$0.32	$0.33
Diluted	0.15	0.17	0.32	0.33
Cash Dividends Declared per Common Share	0.11	0.16	0.22	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	200,472,592	199,244,243	200,301,438	199,085,501
Diluted	200,472,592	199,244,243	200,301,438	199,085,501
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$29,520	$33,922	$63,355	$65,232
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	7,123	(16,353)	14,339	(17,040)
Less reclassification adjustment for net (gains) losses included in net income	(4)	(25)	1	(2,324)
Total	7,119	(16,378)	14,340	(19,364)
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	164	2,008	306	6,751
Less reclassification adjustment for accretion of credit impairment losses included in net income	(64)	(43)	(179)	(109)
Total	100	1,965	127	6,642
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(4,862)	2,036	(8,524)	1,959
Less reclassification adjustment for net losses included in net income	973	995	1,938	2,086
Total	(3,889)	3,031	(6,586)	4,045
Defined benefit pension plan
Net gains arising during the period	—	18,784	—	18,769
Amortization of prior service cost	—	133	—	261
Amortization of net loss	37	471	74	936
Recognition of loss due to curtailment	—	468	—	468
Total	37	19,856	74	20,434
Total other comprehensive income	3,367	8,474	7,955	11,757
Total comprehensive income	$32,887	$42,396	$71,310	$76,989
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2014
	2014	2013
Cash flows from operating activities:
Net income	$63,355	$65,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,016	9,886
Stock-based compensation	3,845	3,327
Provision for credit losses	(1,673)	4,321
Net amortization of premiums and accretion of discounts on securities and borrowings	13,757	13,332
Amortization of other intangible assets	4,697	3,530
Losses (gains) on securities transactions, net	1	(3,999)
Proceeds from sales of loans held for sale	56,579	935,834
Gains on sales of loans, net	(1,592)	(29,426)
Originations of loans held for sale	(53,568)	(846,488)
Gains on sales of assets, net	(128)	(410)
FDIC loss-share receivable (excluding reimbursements)	7,787	5,175
Net change in:
Trading securities	43	7,987
Fair value of borrowings carried at fair value	—	2,406
Cash surrender value of bank owned life insurance	(3,022)	(2,765)
Accrued interest receivable	314	(928)
Other assets	37,596	38,758
Accrued expenses and other liabilities	(32,852)	(27,077)
Net cash provided by operating activities	105,155	178,695
Cash flows from investing activities:
Net loan (originations) repayments	(243,102)	287,940
Loans purchased	(26,746)	(178,486)
Investment securities held to maturity:
Purchases	(279,718)	(436,005)
Maturities, calls and principal repayments	185,690	282,888
Investment securities available for sale:
Purchases	(9,180)	(283,736)
Sales	—	4,309
Maturities, calls and principal repayments	77,396	104,679
Death benefit proceeds from bank owned life insurance	—	628
Proceeds from sales of real estate property and equipment	10,172	6,574
Purchases of real estate property and equipment	(13,518)	(6,828)
Reimbursements from (payments to) the FDIC	4,283	(865)
Net cash used in investing activities	(294,723)	(218,902)
Cash flows from financing activities:
Net change in deposits	96,790	(21,396)
Net change in short-term borrowings	72,775	(29,263)
Repayments of long-term borrowings	—	(1,000)
Cash dividends paid to common shareholders	(43,995)	(64,492)
Common stock issued, net	1,511	3,583
Net cash provided by (used in) financing activities	127,081	(112,568)
Net change in cash and cash equivalents	(62,487)	(152,775)
Cash and cash equivalents at beginning of year	369,168	853,100
Cash and cash equivalents at end of period	$306,681	$700,325

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$78,549	$84,640
Federal and state income taxes	20,102	6,614
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$6,340	$13,384
Transfer of loans to loans held for sale	27,329	—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Note 2. Business Combinations

On May 8, 2014, Valley entered into a merger agreement to acquire 1st United Bancorp, Inc. (“1st United”) (Nasdaq: FUBC) and its wholly-owned subsidiary, 1st United Bank, with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits. 1st United has a 21 branch network covering the some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United will receive 0.89 of a share of Valley common stock for each 1st United share they own, subject to adjustment in the event Valley’s average stock price falls below $8.09 or rises above $12.13 prior to closing. The transaction is valued at an estimated $312 million, based on Valley's closing stock price on May 5, 2014 (and includes the cash consideration that will be paid to 1st United stock option holders). The transaction closing is anticipated in the fourth quarter of 2014, subject to approvals from regulators, 1st United shareholder approval of the merger and Valley shareholder approval of an amendment of its certificate of incorporation to increase its authorized common shares, as well as other customary conditions.

Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except for share data)
Net income	$29,520	$33,922	$63,355	$65,232
Basic weighted average number of common shares outstanding	200,472,592	199,244,243	200,301,438	199,085,501
Diluted weighted average number of common shares outstanding	200,472,592	199,244,243	200,301,438	199,085,501
Earnings per common share:
Basic	$0.15	$0.17	$0.32	$0.33
Diluted	0.15	0.17	0.32	0.33

Common stock equivalents represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore would have an anti-dilutive effect on the diluted earnings per common share calculation. All of Valley's common stock equivalents were anti-dilutive as of June 30, 2014 and 2013, and therefore excluded from the diluted weighted-average number of shares outstanding presented in the above table. Anti-dilutive common stock options and warrants totaled approximately 6.6 million shares for both the three and six months ended June 30, 2014 and 7.2 million shares for both the three and six months ended June 30, 2013.
Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2014.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and (Losses) on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2014	$(13,634)	$(779)	$(8,968)	$(10,283)	$(33,664)
Other comprehensive income before reclassifications	7,123	164	(4,862)	—	2,425
Amounts reclassified from other comprehensive income	(4)	(64)	973	37	942
Other comprehensive income, net	7,119	100	(3,889)	37	3,367
Balance at June 30, 2014	$(6,515)	$(679)	$(12,857)	$(10,246)	$(30,297)

Balance at December 31, 2013	$(20,855)	$(806)	$(6,271)	$(10,320)	$(38,252)
Other comprehensive income before reclassifications	14,339	306	(8,524)	—	6,121
Amounts reclassified from other comprehensive income	1	(179)	1,938	74	1,834
Other comprehensive income, net	14,340	127	(6,586)	74	7,955
Balance at June 30, 2014	$(6,515)	$(679)	$(12,857)	$(10,246)	$(30,297)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2014 and 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2014	2013	2014	2013	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$7	$41	$(1)	$3,999	Gains (losses) on securities transactions, net
Tax effect	(3)	(16)	—	(1,675)
Total net of tax	4	25	(1)	2,324
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	110	75	308	188	Interest and dividends on investment securities (taxable)
Tax effect	(46)	(32)	(129)	(79)
Total net of tax	64	43	179	109
Unrealized losses on derivatives (cash flow hedges) before tax	(1,664)	(1,714)	(3,312)	(3,594)	Interest expense
Tax effect	691	719	1,374	1,508
Total net of tax	(973)	(995)	(1,938)	(2,086)
Defined benefit pension plan:
Amortization of prior service cost	—	(241)	—	(443)	*
Amortization of net actuarial loss	(62)	(811)	(124)	(1,605)	*
Recognition of loss due to curtailment	—	(750)	—	(750)	*
Total before tax	(62)	(1,802)	(124)	(2,798)
Tax effect	25	730	50	1,133
Total net of tax	(37)	(1,072)	(74)	(1,665)
Total reclassifications, net of tax	$(942)	$(1,999)	$(1,834)	$(1,318)

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.
Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 will be effective for reporting periods after January 1, 2015 and is not expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The accounting-related changes are effective for the first interim or annual period beginning after December 15, 2014. The disclosures for certain transactions accounted for as sales are required for interim and annual periods beginning after December 15, 2014. The disclosures for repos, securities lending transactions, and repos-to-maturity accounted for as secured borrowings are required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption of the ASU No. 2014-11 is prohibited. As of June 30, 2014, all of Valley's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, Valley's adoption of ASU No. 2014-11 is not expected to have a significant impact on its consolidated financial statements.

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

ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” amends existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. Valley’s adoption of ASU No. 2014-01 is not expected to have a significant impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2014 and December 31, 2013. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2014	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$91,887	$91,887	$—	$—
U.S. government agency securities	46,041	—	46,041	—
Obligations of states and political subdivisions	38,015	—	38,015	—
Residential mortgage-backed securities	478,132	—	456,630	21,502
Trust preferred securities	20,650	—	16,123	4,527
Corporate and other debt securities	84,536	27,473	57,063	—
Equity securities	23,944	2,170	21,774	—
Total available for sale	783,205	121,530	635,646	26,029
Trading securities	14,221	—	14,221
Loans held for sale (1)	8,218	—	8,218	—
Other assets (2)	14,499	—	14,499	—
Total assets	$820,143	$121,530	$672,584	$26,029
Liabilities
Other liabilities (2)	$26,666	$—	$26,666	$—
Total liabilities	$26,666	$—	$26,666	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$7,850	$—	$7,850	$—
Collateral dependent impaired loans (3)	21,740	—	—	21,740
Loan servicing rights	2,314	—	—	2,314
Foreclosed assets (4)	12,715	—	—	12,715
Total	$44,619	$—	$7,850	$36,769

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $8.0 million and $10.4 million at June 30, 2014 and December 31, 2013, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

(4)	Includes covered real estate owned totaling $2.8 million and $7.6 million at June 30, 2014 and December 31, 2013, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Available for Sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of the period	$26,911	$77,920	$28,523	$71,674
Total net gains for the period included in other comprehensive income	174	3,406	222	11,439
Settlements	(1,056)	(2,214)	(2,716)	(4,001)
Balance, end of the period	$26,029	$79,112	$26,029	$79,112

No changes in unrealized losses on Level 3 securities held at June 30, 2014 and 2013 were included in earnings during the three and six months ended June 30, 2014 and 2013. There were also no transfers of assets between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

There have been no material changes in the valuation methodologies used at June 30, 2014 from December 31, 2013.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2014:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	1.30 - 44.30	14.4%
		Default rate	2.4 - 22.96	7.9
		Loss severity	40.0 - 52.90	48.9

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2014 and December 31, 2013 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2014), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2014 and December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following valuation techniques were used for certain non-financial assets measured at fair value on a nonrecurring basis, including non-performing loans held for sale carried at estimated fair value (less selling costs) when less than the unamortized cost, impaired loans reported at the fair value of the underlying collateral, as well as loan servicing rights, other real estate owned and other repossessed assets which are reported at fair value upon initial recognition or subsequent impairment as described below.

Non-performing loans held for sale. At June 30, 2014, non-performing loans held for sale consisted of one commercial real estate loan that was transferred to the loans held for sale account during the first quarter of 2014. The fair value of the loan was determined using Level 2 inputs, and a third party broker was engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Based on the most recent bids received for this loan, Valley established the fair market value based on both qualitative and quantitative information received from the broker. The loan was re-measured and reported at fair value of $7.9 million at June 30, 2014 resulting in a write-down of $2.3 million charged to non-interest income during the three months ended June 30, 2014.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At June 30, 2014, appraisals were discounted up to 26.4 percent based on specific market data by location and property type. During the quarter ended June 30, 2014, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $2.2 million and $3.2 million for the three and six months ended June 30, 2014, respectively. At June 30, 2014, collateral dependent impaired loans with a total recorded investment of $23.6 million were reduced by specific valuation allowance allocations totaling $1.9 million to a reported total net carrying amount of $21.7 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2014, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 25 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net recoveries of impairment charges totaling $42 thousand and $142 thousand for the three and six months ended June 30, 2014, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of of foreclosed assets discounted up to 12.0 percent at June 30, 2014. At June 30, 2014, foreclosed assets included $12.7 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended June 30, 2014. The foreclosed assets charge-offs to the allowance for loan losses totaled $527 thousand and $2.0 million for the three and six months ended June 30, 2014, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in a net loss of $75 thousand and $1.9 million within non-interest expense for the three and six months ended June 30, 2014, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2014 and 2013:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in thousands)
Assets:
Trading securities	Trading losses, net	$(34)	$(36)	$(43)	$(66)
Loans held for sale	Gains on sales of loans, net	679	14,366	1,592	29,426
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading losses, net	—	(234)	—	(2,406)
		$645	$14,096	$1,549	$26,954

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2014 and December 31, 2013 were as follows:

	Fair Value Hierarchy	June 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$266,101	$266,101	$234,253	$234,253
Interest bearing deposits with banks	Level 1	40,580	40,580	134,915	134,915
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,192	149,128	139,255	144,307
U.S. government agency securities	Level 2	14,346	14,718	4,427	4,365
Obligations of states and political subdivisions	Level 2	515,402	530,393	545,886	543,151
Residential mortgage-backed securities	Level 2	1,019,086	1,028,120	886,043	871,021
Trust preferred securities	Level 2	98,452	85,886	103,458	91,489
Corporate and other debt securities	Level 2	39,665	45,876	52,668	57,094
Total investment securities held to maturity		1,826,143	1,854,121	1,731,737	1,711,427
Net loans	Level 3	11,710,375	11,513,205	11,453,995	11,294,348
Accrued interest receivable	Level 1	53,650	53,650	53,964	53,964
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	138,180	138,180	137,234	137,234
Financial liabilities
Deposits without stated maturities	Level 1	9,224,563	9,224,563	9,139,993	9,139,993
Deposits with stated maturities	Level 2	2,191,489	2,254,453	2,179,269	2,206,427
Short-term borrowings	Level 1	354,230	354,230	281,455	281,455
Long-term borrowings	Level 2	2,797,986	3,040,487	2,792,306	3,036,953
Junior subordinated debentures issued to capital trusts	Level 2	41,171	45,191	41,089	45,261
Accrued interest payable (2)	Level 1	16,652	16,652	16,442	16,442

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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
Note 7. Investment Securities

As of June 30, 2014, Valley had approximately $1.8 billion, $783.2 million, and $14.2 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
U.S. Treasury securities	$139,192	$9,936	$—	$149,128
U.S. government agency securities	14,346	372	—	14,718
Obligations of states and political subdivisions:
Obligations of states and state agencies	198,610	7,056	(1,291)	204,375
Municipal bonds	316,792	10,441	(1,215)	326,018
Total obligations of states and political subdivisions	515,402	17,497	(2,506)	530,393
Residential mortgage-backed securities	1,019,086	20,233	(11,199)	1,028,120
Trust preferred securities	98,452	193	(12,759)	85,886
Corporate and other debt securities	39,665	6,213	(2)	45,876
Total investment securities held to maturity	$1,826,143	$54,444	$(26,466)	$1,854,121
December 31, 2013
U.S. Treasury securities	$139,255	$5,567	$(515)	$144,307
U.S. government agency securities	4,427	—	(62)	4,365
Obligations of states and political subdivisions:
Obligations of states and state agencies	192,653	1,944	(5,473)	189,124
Municipal bonds	353,233	6,053	(5,259)	354,027
Total obligations of states and political subdivisions	545,886	7,997	(10,732)	543,151
Residential mortgage-backed securities	886,043	12,609	(27,631)	871,021
Trust preferred securities	103,458	363	(12,332)	91,489
Corporate and other debt securities	52,668	4,426	—	57,094
Total investment securities held to maturity	$1,731,737	$30,962	$(51,272)	$1,711,427

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2014 and December 31, 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2014
Obligations of states and political subdivisions:
Obligations of states and state agencies	$10,364	$(12)	$46,593	$(1,279)	$56,957	$(1,291)
Municipal bonds	2,276	(9)	55,006	(1,206)	57,282	(1,215)
Total obligations of states and political subdivisions	12,640	(21)	101,599	(2,485)	114,239	(2,506)
Residential mortgage-backed securities	126,574	(1,558)	272,328	(9,641)	398,902	(11,199)
Trust preferred securities	9,800	(200)	56,009	(12,559)	65,809	(12,759)
Corporate and other debt securities	248	(2)	—	—	248	(2)
Total	$149,262	$(1,781)	$429,936	$(24,685)	$579,198	$(26,466)
December 31, 2013
U.S. Treasury securities	$64,537	$(515)	$—	$—	$64,537	$(515)
U.S. government agency securities	4,365	(62)	—	—	4,365	(62)
Obligations of states and political subdivisions:
Obligations of states and state agencies	80,612	(5,473)	—	—	80,612	(5,473)
Municipal bonds	85,988	(5,154)	1,326	(105)	87,314	(5,259)
Total obligations of states and political subdivisions	166,600	(10,627)	1,326	(105)	167,926	(10,732)
Residential mortgage-backed securities	465,400	(27,631)	—	—	465,400	(27,631)
Trust preferred securities	9,750	(250)	56,480	(12,082)	66,230	(12,332)
Total	$710,652	$(39,085)	$57,806	$(12,187)	$768,458	$(51,272)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2014 was 80 as compared to 133 at December 31, 2013.

The increase in the level of long-term market interest rates since the second half of 2013 materially decreased the fair value of lower yielding obligations of states and political subdivisions and residential mortgage-backed securities classified as held to maturity. The investments in obligations of states and political subdivisions are all investment grade with no bankruptcies or defaults. The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at June 30, 2014 relate to investment grade mortgage-backed securities issued or guaranteed by Ginnie Mae and government sponsored enterprises.
The unrealized losses for trust preferred securities at June 30, 2014 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2014.
Management does not believe that any individual unrealized loss as of June 30, 2014 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, credit losses or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
As of June 30, 2014, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $925.9 million.
The contractual maturities of investments in debt securities held to maturity at June 30, 2014 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$80,902	$80,962
Due after one year through five years	37,304	42,340
Due after five years through ten years	329,793	346,954
Due after ten years	359,058	355,745
Residential mortgage-backed securities	1,019,086	1,028,120
Total investment securities held to maturity	$1,826,143	$1,854,121
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 8.0 years at June 30, 2014.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
U.S. Treasury securities	$99,831	$—	$(7,944)	$91,887
U.S. government agency securities	45,557	796	(312)	46,041
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,278	—	(322)	10,956
Municipal bonds	27,656	95	(692)	27,059
Total obligations of states and political subdivisions	38,934	95	(1,014)	38,015
Residential mortgage-backed securities	481,781	4,239	(7,888)	478,132
Trust preferred securities*	23,263	323	(2,936)	20,650
Corporate and other debt securities	83,108	2,029	(601)	84,536
Equity securities	23,071	1,457	(584)	23,944
Total investment securities available for sale	$795,545	$8,939	$(21,279)	$783,205
December 31, 2013
U.S. Treasury securities	$99,835	$—	$(15,170)	$84,665
U.S. government agency securities	48,407	923	(703)	48,627
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,441	—	(798)	10,643
Municipal bonds	27,671	751	(1,365)	27,057
Total obligations of states and political subdivisions	39,112	751	(2,163)	37,700
Residential mortgage-backed securities	524,781	3,967	(20,719)	508,029
Trust preferred securities*	23,333	113	(4,231)	19,215
Corporate and other debt securities	83,819	1,682	(2,103)	83,398
Equity securities	47,617	1,614	(1,173)	48,058
Total investment securities available for sale	$866,904	$9,050	$(46,262)	$829,692

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2014 and December 31, 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2014
U.S. Treasury securities	$—	$—	$91,887	$(7,944)	$91,887	$(7,944)
U.S. government agency securities	—	—	20,892	(312)	20,892	(312)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	10,956	(322)	10,956	(322)
Municipal bonds	10,781	(473)	14,575	(219)	25,356	(692)
Total obligations of states and political subdivisions	10,781	(473)	25,531	(541)	36,312	(1,014)
Residential mortgage-backed securities	27,250	(658)	300,710	(7,230)	327,960	(7,888)
Trust preferred securities	850	(1)	15,351	(2,935)	16,201	(2,936)
Corporate and other debt securities	10,512	(23)	28,943	(578)	39,455	(601)
Equity securities	46	(2)	15,063	(582)	15,109	(584)
Total	$49,439	$(1,157)	$498,377	$(20,122)	$547,816	$(21,279)
December 31, 2013
U.S. Treasury securities	$84,665	$(15,170)	$—	$—	$84,665	$(15,170)
U.S. government agency securities	26,402	(703)	—	—	26,402	(703)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,598	(798)	—	—	10,598	(798)
Municipal bonds	13,461	(1,365)	—	—	13,461	(1,365)
Total obligations of states and political subdivisions	24,059	(2,163)	—	—	24,059	(2,163)
Residential mortgage-backed securities	368,306	(18,434)	24,734	(2,285)	393,040	(20,719)
Trust preferred securities	2,024	(25)	15,022	(4,206)	17,046	(4,231)
Corporate and other debt securities	53,654	(2,073)	2,471	(30)	56,125	(2,103)
Equity securities	223	(6)	14,248	(1,167)	14,471	(1,173)
Total	$559,333	$(38,574)	$56,475	$(7,688)	$615,808	$(46,262)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2014 was 87 as compared to 99 at December 31, 2013.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2014 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae. The unrealized losses for more than twelve months also include $407 thousand related to four non-investment grade private label mortgage-backed securities (including three of the five private label mortgage-backed securities that were previously other-than-temporarily impaired prior to December 31, 2012).
The unrealized losses for trust preferred securities at June 30, 2014 for more than twelve months in the table above largely relate to 3 pooled trust preferred securities with an amortized cost of $13.5 million and a fair value of $11.1 million. The three pooled trust preferred securities included one security with an unrealized loss of $1.5 million and an investment grade rating at June 30, 2014. The other two pooled trust preferred securities had non-investment grade ratings and were initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. All of the single-issuer trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2014.
Management does not believe that any individual unrealized loss as of June 30, 2014 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, credit losses or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
As of June 30, 2014, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $525.3 million.
The contractual maturities of investment securities available for sale at June 30, 2014 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$115	$115
Due after one year through five years	74,141	75,773
Due after five years through ten years	85,769	82,334
Due after ten years	130,668	122,907
Residential mortgage-backed securities	481,781	478,132
Equity securities	23,071	23,944
Total investment securities available for sale	$795,545	$783,205
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at June 30, 2014 was 5.2 years.

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
At June 30, 2014, approximately 53 percent of the $553.4 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York and Pennsylvania. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to a much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $18.4 million and $19.0 million, respectively, at June 30, 2014. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. The gross unrealized losses associated with the obligations of states and political subdivisions totaling $3.5 million as of June 30, 2014 were primarily driven by changes in interest rates and not due to the credit quality of the issuer. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with Valley’s investment standards prior to the decision to purchase. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management (CRM) Department conducts an independent financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. The internal risk rating was developed by CRM using a risk acceptance criteria (RAC) score which considers a multitude of credit factors, including the issuer’s operating results, debt levels, liquidity and debt service capacity. The analysis of debt levels includes unfunded liabilities and assesses these obligations relative to the economy and aggregate debt burden on a per capita basis, if applicable. The RAC score is used as a guideline by CRM for determining the final internal risk rating assigned to the issuer. CRM also obtains the external credit rating agencies’ debt ratings for the issuer and incorporates the lowest external debt rating in the RAC score. Specifically, the external debt rating is one of eight credit factors assessed in the development of the RAC score and represents, along with the rating agency outlook for the issuer, 25 percent of the final composite RAC score. As a result, Valley does not solely rely on external credit ratings in determining its final internal risk rating. For many securities, Valley believes the external credit ratings may not accurately reflect the actual credit quality of the security and therefore should not be viewed in isolation as a measure of the quality of our investments. Additionally, CRM does not consider potential credit support offered by insurance guarantees on certain bond securities in determining the internal risk rating, either at the date of the pre-purchase investment analysis or in subsequent assessments of impairment. Obligations of states and political subdivisions will continue to be monitored as part of our ongoing impairment analysis, and as of June 30, 2014 are expected to perform in accordance with their contractual terms. As a result, Valley expects to recover the entire amortized cost basis of these securities.
For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists. No other-than-temporary impairment losses were recognized as a result of our impairment analysis of these securities at June 30, 2014.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at June 30, 2014 that were at or above the minimum amounts required to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.
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
The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of June 30, 2014. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2014 and 2013. At June 30, 2014, five previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $21.8 million and $21.5 million, respectively, while two previously impaired pooled trust preferred securities had a combined amortized cost and fair value of $5.4 million and $4.5 million, respectively. The pooled trust preferred securities were not accruing interest as of June 30, 2014.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Sales transactions:
Gross gains	$—	$1	$—	$3,381
Maturities and other securities transactions:
Gross gains	$7	$41	$8	$649
Gross losses	—	(1)	(9)	(31)
	$7	$40	$(1)	$618
Total gains (losses) on securities transactions, net	$7	$41	$(1)	$3,999

Valley recognized gross gains from sales transactions totaling $3.4 million (as shown in the table above) for the six months ended June 30, 2013 primarily due to the sales of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock with amortized cost totaling $941 thousand.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$9,792	$33,177	$9,990	$33,290
Accretion of credit loss impairment due to an increase in expected cash flows	(110)	(75)	(308)	(188)
Balance, end of period	$9,682	$33,102	$9,682	$33,102

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

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million and $14.3 million at June 30, 2014 and December 31, 2013, respectively. Interest income on trading securities totaled $291 thousand and $413 thousand for the three months ended June 30, 2014 and 2013, respectively, and $581 thousand and $855 thousand for the six months ended June 30, 2014 and 2013, respectively.

Note 8. Loans

The detail of the loan portfolio as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014			December 31, 2013
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,910,990	$153,761	$2,064,751	$1,820,136	$174,948	$1,995,084
Commercial real estate:
Commercial real estate	4,707,209	393,233	5,100,442	4,521,920	459,755	4,981,675
Construction	396,962	16,300	413,262	406,877	22,354	429,231
Total commercial real estate loans	5,104,171	409,533	5,513,704	4,928,797	482,109	5,410,906
Residential mortgage	2,447,974	13,542	2,461,516	2,485,239	14,726	2,499,965
Consumer:
Home equity	400,303	36,057	436,360	410,875	38,134	449,009
Automobile	1,021,782	—	1,021,782	901,399	—	901,399
Other consumer	252,603	159	252,762	214,898	186	215,084
Total consumer loans	1,674,688	36,216	1,710,904	1,527,172	38,320	1,565,492
Total non-covered loans	11,137,823	613,052	11,750,875	10,761,344	710,103	11,471,447
Covered loans:
Commercial and industrial	—	15,861	15,861	—	26,249	26,249
Commercial real estate	—	38,738	38,738	—	61,494	61,494
Residential mortgage	—	7,448	7,448	—	7,623	7,623
Consumer	—	506	506	—	799	799
Total covered loans	—	62,553	62,553	—	96,165	96,165
Total loans	$11,137,823	$675,605	$11,813,428	$10,761,344	$806,268	$11,567,612

Total non-covered loans are net of unearned discount and deferred loan fees totaling $7.3 million and $5.6 million at June 30, 2014 and December 31, 2013, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $666.4 million and $92.6 million at June 30, 2014, respectively, and $796.1 million and $227.2 million at December 31, 2013, respectively.

During the first quarter of 2014, we elected to transfer certain non-performing loans totaling $35.6 million from the non-covered loan portfolio (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale. With the exception of one loan held for sale at June 30, 2014, all of the transferred loans were sold during the second quarter of 2014. There were no other sales of loans from the held for investment portfolio during the three and six months ended June 30, 2014 and 2013.

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

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$209,865	$153,138	$223,799	$169,309
Accretion	(17,509)	(17,639)	(31,443)	(33,874)
Net (decrease) increase in expected cash flows	(70,014)	120,884	(70,014)	120,948
Balance, end of period	$122,342	$256,383	$122,342	$256,383

The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The net decrease during the three and six months ended June 30, 2014 was mainly due to an increase in the expected repayment speeds for certain pools of non-covered PCI loans during the second quarter of 2014. Conversely, the net increase during the three and six months ended June 30, 2013 was largely due to additional cash flows caused by longer than originally expected durations for other pools of non-covered PCI loans. Based upon the re-forecasted cash flows, the average expected life of the non-covered PCI loans (which represented almost 91 percent of total PCI loans at June 30, 2014) decreased to 2.2 years years during the second quarter of 2014 from approximately 4 years years last forecasted during the second quarter of 2013.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of the period	$31,257	$43,413	$32,757	$44,996
Discount accretion of the present value at the acquisition dates	12	32	23	65
Effect of additional cash flows on covered loans (prospective recognition)	(2,104)	(3,467)	(3,960)	(4,949)
Decrease in the provision for losses on covered loans	(4,417)	(105)	(4,417)	(2,783)
Other reimbursable expenses	990	1,540	1,503	2,492
(Reimbursements from) payments to the FDIC	(2,859)	(727)	(4,283)	865
Other	(2,192)	—	(936)	—
Balance, end of the period	$20,687	$40,686	$20,687	$40,686
The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $7.7 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively, and a reduction of $7.8 million and $5.2 million to non-interest income for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, the FDIC loss-share receivable was reduced by $2.2 million (as shown in the "other" category in the table above) due to the FDIC's portion of loan recoveries related to closed (or zero-balance) loan pools.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $312.8 million and $314.6 million at June 30, 2014 and December 31, 2013, respectively.
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
Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at June 30, 2014. Unsecured consumer loans totaled approximately $32.4 million and $21.4 million, including $7.6 million and $8.3 million of credit card loans, at June 30, 2014 and December 31, 2013, respectively.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at June 30, 2014 and December 31, 2013:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2014
Commercial and industrial	$4,918	$783	$450	$8,096	$14,247	$1,896,743	$1,910,990
Commercial real estate:
Commercial real estate	3,493	57	2,212	32,507	38,269	4,668,940	4,707,209
Construction	3,988	5,332	—	6,534	15,854	381,108	396,962
Total commercial real estate loans	7,481	5,389	2,212	39,041	54,123	5,050,048	5,104,171
Residential mortgage	7,865	1,989	546	19,190	29,590	2,418,384	2,447,974
Consumer loans:
Home equity	727	327	—	1,985	3,039	397,264	400,303
Automobile	2,190	320	144	121	2,775	1,019,007	1,021,782
Other consumer	433	141	17	—	591	252,012	252,603
Total consumer loans	3,350	788	161	2,106	6,405	1,668,283	1,674,688
Total	$23,614	$8,949	$3,369	$68,433	$104,365	$11,033,458	$11,137,823
December 31, 2013
Commercial and industrial	$6,398	$571	$233	$21,029	$28,231	$1,791,905	$1,820,136
Commercial real estate:
Commercial real estate	9,142	2,442	7,591	43,934	63,109	4,458,811	4,521,920
Construction	1,186	4,577	—	8,116	13,879	392,998	406,877
Total commercial real estate loans	10,328	7,019	7,591	52,050	76,988	4,851,809	4,928,797
Residential mortgage	6,595	1,939	1,549	19,949	30,032	2,455,207	2,485,239
Consumer loans:
Home equity	495	241	—	1,866	2,602	408,273	410,875
Automobile	2,957	489	85	169	3,700	897,699	901,399
Other consumer	340	54	33	—	427	214,471	214,898
Total consumer loans	3,792	784	118	2,035	6,729	1,520,443	1,527,172
Total	$27,113	$10,313	$9,491	$95,063	$141,980	$10,619,364	$10,761,344

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at June 30, 2014 and December 31, 2013:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
June 30, 2014
Commercial and industrial	$4,215	$27,699	$31,914	$38,362	$5,586
Commercial real estate:
Commercial real estate	43,114	46,823	89,937	92,520	5,891
Construction	11,374	5,882	17,256	18,426	731
Total commercial real estate loans	54,488	52,705	107,193	110,946	6,622
Residential mortgage	5,573	20,753	26,326	29,275	3,539
Consumer loans:
Home equity	420	977	1,397	1,507	63
Total consumer loans	420	977	1,397	1,507	63
Total	$64,696	$102,134	$166,830	$180,090	$15,810
December 31, 2013
Commercial and industrial	$3,806	$43,497	$47,303	$59,891	$11,032
Commercial real estate:
Commercial real estate	46,872	47,973	94,845	110,227	7,874
Construction	11,771	8,022	19,793	21,478	802
Total commercial real estate loans	58,643	55,995	114,638	131,705	8,676
Residential mortgage	10,082	18,231	28,313	32,664	3,735
Consumer loans:
Home equity	1,010	84	1,094	1,211	82
Total consumer loans	1,010	84	1,094	1,211	82
Total	$73,541	$117,807	$191,348	$225,471	$23,525
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$34,698	$290	$56,017	$412
Commercial real estate:
Commercial real estate	93,123	924	114,066	866
Construction	19,061	154	19,932	70
Total commercial real estate loans	112,184	1,078	133,998	936
Residential mortgage	26,473	402	29,099	349
Consumer loans:
Home equity	1,427	29	1,174	14
Total consumer loans	1,427	29	1,174	14
Total	$174,782	$1,799	$220,288	$1,711

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$40,707	$659	$55,644	$788
Commercial real estate:
Commercial real estate	95,321	1,569	113,735	1,617
Construction	19,348	298	19,547	139
Total commercial real estate loans	114,669	1,867	133,282	1,756
Residential mortgage	26,988	662	28,686	532
Consumer loans:
Home equity	1,253	42	1,194	26
Total consumer loans	1,253	42	1,194	26
Total	$183,617	$3,230	$218,806	$3,102
Interest income recognized on a cash basis (included in the tables above) was immaterial for the three and six months ended June 30, 2014 and 2013.
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
Performing TDRs (not reported as non-accrual loans) totaled $108.5 million and $107.0 million as of June 30, 2014 and December 31, 2013, respectively. Non-performing TDRs totaled $23.6 million and $48.4 million as of June 30, 2014 and December 31, 2013, respectively.

The following table presents loans by loan portfolio class modified as TDRs during the three and six months ended June 30, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2014 and 2013, respectively.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	3	$1,469	$1,469	6	$13,912	$13,881
Commercial real estate:
Commercial real estate	3	689	710	4	7,275	7,266
Construction	1	457	457	4	4,936	4,979
Total commercial real estate	4	1,146	1,167	8	12,211	12,245
Residential mortgage	4	2,325	2,273	5	1,414	1,259
Consumer	1	132	132	1	74	74
Total	12	$5,072	$5,041	20	$27,611	$27,459

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	7	$7,682	$7,056	10	$16,750	$15,232
Commercial real estate:
Commercial real estate	10	16,596	15,641	9	11,729	11,727
Construction	3	5,784	5,782	5	5,474	5,510
Total commercial real estate	13	22,380	21,423	14	17,203	17,237
Residential mortgage	4	2,325	2,323	22	4,578	4,016
Consumer	1	132	132	6	452	397
Total	25	$32,519	$30,934	52	$38,983	$36,882

The majority of the TDR concessions made during the three and six months ended June 30, 2014 and 2013 involved an extension of the loan term and/or an interest rate reduction. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $2.3 million and $3.7 million at June 30, 2014 and 2013, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. Partial loan charge-offs related to loans modified as TDRs totaled $861 thousand and $1.1 million during the six months ended June 30, 2014 and 2013, respectively. There were no charge-offs for the three months ended June 30, 3014 and 2013.

The following table presents non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$1,943	1	$1,943
Commercial real estate	—	$—	3	5,866
Consumer	—	—	1	74
Total	1	$1,943	5	$7,883
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at June 30, 2014 and December 31, 2013.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2014
Commercial and industrial	$1,804,464	$51,218	$55,308	$—	$1,910,990
Commercial real estate	4,548,965	51,651	106,593	—	4,707,209
Construction	371,971	3,163	16,725	5,103	396,962
Total	$6,725,400	$106,032	$178,626	$5,103	$7,015,161
December 31, 2013
Commercial and industrial	$1,689,613	$56,007	$74,501	$15	$1,820,136
Commercial real estate	4,348,642	48,159	125,119	—	4,521,920
Construction	373,480	11,697	15,720	5,980	406,877
Total	$6,411,735	$115,863	$215,340	$5,995	$6,748,933
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2014 and December 31, 2013:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2014
Residential mortgage	$2,428,784	$19,190	$2,447,974
Home equity	398,318	1,985	400,303
Automobile	1,021,661	121	1,021,782
Other consumer	252,603	—	252,603
Total	$4,101,366	$21,296	$4,122,662
December 31, 2013
Residential mortgage	$2,465,290	$19,949	$2,485,239
Home equity	409,009	1,866	410,875
Automobile	901,230	169	901,399
Other consumer	214,898	—	214,898
Total	$3,990,427	$21,984	$4,012,411
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2014 and December 31, 2013.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
June 30, 2014
Commercial and industrial	$156,369	$13,253	$169,622
Commercial real estate	418,655	13,316	431,971
Construction	16,300	—	16,300
Residential mortgage	20,467	523	20,990
Consumer	36,352	370	36,722
Total	$648,143	$27,462	$675,605
December 31, 2013
Commercial and industrial	$185,185	$16,012	$201,197
Commercial real estate	498,184	23,065	521,249
Construction	16,791	5,563	22,354
Residential mortgage	21,381	968	22,349
Consumer	37,980	1,139	39,119
Total	$759,521	$46,747	$806,268

Note 9. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for losses on non-covered loans and allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition, as well as the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for losses on non-covered loans is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio, including unexpected credit impairment or reduction in the provision of non-covered PCI loan pools subsequent to the acquisition date.

The following table summarizes the allowance for credit losses at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$101,942	$106,547
Allowance for covered loans	1,111	7,070
Total allowance for loan losses	103,053	113,617
Allowance for unfunded letters of credit	2,544	3,495
Total allowance for credit losses	$105,597	$117,112

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$—	$2,746	$4,949	$6,456
Provision for covered loans	(5,671)	(110)	(5,671)	(2,276)
Total provision for loan losses	(5,671)	2,636	(722)	4,180
Provision for unfunded letters of credit	—	(84)	(951)	141
Total provision for credit losses	$(5,671)	$2,552	$(1,673)	$4,321

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$49,932	$38,382	$6,979	$4,107	$7,309	$106,709
Loans charged-off (1)	(1,340)	(2,032)	(212)	(1,167)	—	(4,751)
Charged-off loans recovered (2)	4,420	1,468	157	721	—	6,766
Net recoveries (charge-offs)	3,080	(564)	(55)	(446)	—	2,015
Provision for loan losses	(4,591)	(2,551)	94	1,707	(330)	(5,671)
Ending balance	$48,421	$35,267	$7,018	$5,368	$6,979	$103,053
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$55,732	$44,195	$9,331	$5,460	$7,126	$121,844
Loans charged-off (1)	(1,441)	(4,389)	(1,666)	(860)	—	(8,356)
Charged-off loans recovered	602	50	68	600	—	1,320
Net charge-offs	(839)	(4,339)	(1,598)	(260)	—	(7,036)
Provision for loan losses	(1,161)	3,323	788	(116)	(198)	2,636
Ending balance	$53,732	$43,179	$8,521	$5,084	$6,928	$117,444

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Six Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off (1) (3)	(9,954)	(6,522)	(275)	(2,239)	—	(18,990)
Charged-off loans recovered (2)	4,964	2,805	236	1,143	—	9,148
Net charge-offs	(4,990)	(3,717)	(39)	(1,096)	—	(9,842)
Provision for loan losses	1,860	(3,359)	(729)	2,105	(599)	(722)
Ending balance	$48,421	$35,267	$7,018	$5,368	$6,979	$103,053
Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off (1)	(8,766)	(6,382)	(2,558)	(2,369)	—	(20,075)
Charged-off loans recovered	1,940	65	138	996	—	3,139
Net charge-offs	(6,826)	(6,317)	(2,420)	(1,373)	—	(16,936)
Provision for loan losses	(3,812)	5,427	1,518	915	132	4,180
Ending balance	$53,732	$43,179	$8,521	$5,084	$6,928	$117,444

(1)
Includes covered loans charge-offs totaling $749 thousand for both the three and six months ended June 30, 2014, and $146 thousand for the six months ended June 30, 2013. There were no covered loan charge-offs during the second quarter of 2013.

(2)	Included covered loans recoveries totaling $462 thousand for both the three and six months ended June 30, 2014.

(3)
The commercial and industrial loan and commercial real estate loan categories included $4.8 million and $3.5 million of charge-offs, respectively, related to the valuation of non-performing loans transferred to loans held for sale at March 31, 2014.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2014 and December 31, 2013.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
June 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$5,586	$6,622	$3,539	$63	$—	$15,810
Collectively evaluated for impairment	41,753	28,645	3,450	5,305	6,979	86,132
Loans acquired with discounts related to credit quality	1,082	—	29	—	—	1,111
Total	$48,421	$35,267	$7,018	$5,368	$6,979	$103,053
Loans:
Individually evaluated for impairment	$31,914	$107,193	$26,326	$1,397	$—	$166,830
Collectively evaluated for impairment	1,879,076	4,996,978	2,421,648	1,673,291	—	10,970,993
Loans acquired with discounts related to credit quality	169,622	448,271	20,990	36,722	—	675,605
Total	$2,080,612	$5,552,442	$2,468,964	$1,711,410	$—	$11,813,428
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11,032	$8,676	$3,735	$82	$—	$23,525
Collectively evaluated for impairment	40,007	27,235	3,928	4,274	7,578	83,022
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070
Total	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans:
Individually evaluated for impairment	$47,303	$114,638	$28,313	$1,094	$—	$191,348
Collectively evaluated for impairment	1,772,833	4,814,159	2,456,926	1,526,078	—	10,569,996
Loans acquired with discounts related to credit quality	201,197	543,603	22,349	39,119	—	806,268
Total	$2,021,333	$5,472,400	$2,507,588	$1,566,291	$—	$11,567,612

Note 10. Goodwill and Other Intangible Assets
Goodwill totaled $428.2 million at both June 30, 2014 and December 31, 2013. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013). There was no impairment of goodwill during the three and six months ended June 30, 2014 and 2013.
The following table summarizes other intangible assets as of June 30, 2014 and December 31, 2013:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2014
Loan servicing rights	$71,791	$(48,337)	$(362)	$23,092
Core deposits	35,194	(28,524)	—	6,670
Other	4,592	(2,219)	—	2,373
Total other intangible assets	$111,577	$(79,080)	$(362)	$32,135
December 31, 2013
Loan servicing rights	$71,100	$(45,032)	$(504)	$25,564
Core deposits	35,194	(27,238)	—	7,956
Other	5,878	(3,268)	—	2,610
Total other intangible assets	$112,172	$(75,538)	$(504)	$36,130

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $42 thousand and $759 thousand for the three months ended June 30, 2014 and 2013, respectively, and $142 thousand and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 18 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2014 and 2013.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2014 through 2018:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2014	$3,330	$1,072	$229
2015	5,281	1,758	434
2016	4,089	1,195	233
2017	3,184	815	220
2018	2,416	610	193

Valley recognized amortization expense on other intangible assets, including net recoveries of impairment charges on loan servicing rights, totaling approximately $2.3 million and $1.9 million for the three months ended June 30,

2014 and 2013, respectively, and $4.7 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.

Note 11. Benefit Plans

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

The fair value of qualified plan assets increased approximately $7.2 million, or 3.9 percent, to $192.1 million at June 30, 2014 from $184.9 million at December 31, 2013. There were no contributions to the qualified plan during the first half of 2014. Based upon actuarial estimates, Valley does not expect to make any contributions during the remainder of 2014.

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$—	$2,056	$—	$4,043
Interest cost	1,732	1,708	3,463	3,365
Expected return on plan assets	(3,243)	(3,183)	(6,485)	(5,742)
Amortization of prior service cost	—	241	—	443
Amortization of actuarial loss	62	811	124	1,605
Curtailment loss	—	750	—	750
Total net periodic pension (income) expense	$(1,449)	$2,383	$(2,898)	$4,464

Largely due to the freeze in the plans' benefits effective December 31, 2013, Valley recorded net periodic pension income of $1.4 million and $2.9 million for the three and six months ended June 30, 2014, respectively.

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
Note 12. Stock–Based Compensation

Valley currently has one active employee equity plan, the 2009 Long-Term Stock Incentive Plan (the “Employee Stock Incentive Plan”), administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the Employee Stock Incentive Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of

Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business. As of June 30, 2014, 4.2 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

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

Valley awarded restricted stock totaling 681 thousand shares and 471 thousand shares during the six months ended June 30, 2014 and 2013, respectively (including an immaterial amount of awards granted during both the three months ended June 30, 2014 and 2013, respectively). Of the 681 thousand shares awarded during the six months ended June 30, 2014, 240 thousand shares were performance-based awards made to certain executive officers and 441 thousand shares were time-based awards to both executive officers and key employees of Valley. The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards “cliff” vest after three years based on the cumulative performance of Valley during that time period with an opportunity for earlier vesting of a portion of the shares based on growth in tangible book value performance as specified in the agreement. The restrictions on non-performance based awards will continue to lapse at the rate of one-third of the total award per year commencing with the first anniversary of the date of grant. The average grant date fair value of non-performance and performance-based restricted stock awarded during the six months ended June 30, 2014 was $9.60 and $9.10 per share, respectively.

Valley recorded stock-based compensation expense for restricted stock awards as well as incentive stock options of $1.6 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $3.8 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2014, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $11.7 million and will be recognized over an average remaining vesting period of approximately 3 years.
Note 13. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $216.5 million as of June 30, 2014. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $133.1 million, or 61.5 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of June 30, 2014, Valley had a $698 thousand liability related to the standby letters of credit.
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

Valley regularly enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans as well as on its portfolio of mortgage loans held for sale.

During the second quarter of 2014, Valley issued $25 million of market linked certificates of deposit through a broker dealer. The rate paid on these hybrid instruments is based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. This type of instrument is referred to as a "steepener" since it derives its value from the slope of the CMS curve. Valley has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract. Valley entered into a swap (with a total notional amount of $25 million) almost simultaneously with the deposit issuance where the receive rate on the swap mirrors the pay rate on the brokered deposits. The bifurcated derivative and the stand alone swap are both marked to market through other non-interest expense. Although these instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in 90 day LIBOR rate and therefore provide an effective economic hedge.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2014			December 31, 2013
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$3,647	$16,935	$1,007,000	$9,883	$10,925	$1,007,000
Fair value hedge interest rate swaps	2,710	1,542	133,500	99	4,691	184,591
Total derivatives designated as hedging instruments	$6,357	$18,477	$1,140,500	$9,982	$15,616	$1,191,591
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$8,114	$8,105	$373,745	$4,823	$4,823	$259,832
Mortgage banking derivatives	28	84	15,452	317	147	46,784
Total derivatives not designated as hedging instruments	$8,142	$8,189	$389,197	$5,140	$4,970	$306,616

The gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,664)	$(1,714)	$(3,312)	$(3,594)
Amount of (loss) gain recognized in other comprehensive income	(8,368)	3,508	(14,666)	3,375
There were no net gains or losses related to cash flow hedge ineffectiveness recognized during the three and six months ended June 30, 2014 and 2013. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $12.9 million and $6.3 million at June 30, 2014 and December 31, 2013, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $8.3 million will be reclassified as an increase to interest expense over the next twelve months.

The gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Derivative - interest rate swaps:
Interest income	$(49)	$425	$(73)	$522
Interest expense	2,856	(134)	5,832	(274)
Hedged item - loans, deposits and long-term borrowings:
Interest income	$49	$(425)	$73	$(522)
Interest expense	(2,859)	136	(5,800)	279
During the three and six months ended June 30, 2014 and 2013, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley recognized a net reduction to interest expense of $145 thousand for the three months ended June 30, 2013, and $100 thousand and $287 thousand for the six months ended June 30, 2014 and 2013, respectively, related to Valley’s fair value hedges on brokered time deposits, which include net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(43)	$1,461	$(216)	$1,090

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of June 30, 2014, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $7.1 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At June 30, 2014, Valley had $28.8 million in collateral posted with its counterparties.

Note 15. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2014 and December 31, 2013.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
June 30, 2014
Assets:
Interest rate caps and swaps	$13,465	$—	$13,465	$(6,597)	$—		$6,868
Liabilities:
Interest rate caps and swaps	$26,582	$—	$26,582	$(6,597)	$(19,985)		$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	*	—
Total	$546,582	$—	$546,582	$(6,597)	$(539,985)		$—
December 31, 2013
Assets:
Interest rate caps and swaps	$14,805	$—	$14,805	$(8,284)	$—		$6,521
Liabilities:
Interest rate caps and swaps	$20,439	$—	$20,439	$(8,284)	$(12,155)		$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	*	—
Total	$540,439	$—	$540,439	$(8,284)	$(532,155)		$—

*	Represents fair value of non-cash pledged investment securities.
Note 16. Income Taxes
During the six months ended June 30, 2014, Valley recorded a $8.3 million tax benefit (as a component of its total income tax expense) related to the reduction in its reserve for unrecognized tax benefits. The reduction was primarily due to an income tax audit resolution related to the valuation of certain depreciable property. Pursuant to ASC Topic 740, “Income Taxes,” a change in the measurement of a tax position taken in a prior annual period is recognized as a discrete event in the period in which it occurs.
Note 17. Business Segments
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013, include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey, New York Metropolitan area and Florida;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	less than expected cost savings from long-term borrowings that mature from 2015 to 2017;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

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

•
failure to obtain the 1st United shareholder, Valley shareholder or regulatory approvals necessary for the merger of 1st United with Valley or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe;

•	the inability to realize expected revenue synergies from the 1st United merger in the amounts or in the timeframe anticipated;

•	costs or difficulties relating to the 1st United integration matters might be greater than expected;

•	inability to retain customers and employees, including those of 1st United;

•	lower than expected cash flows from purchased credit-impaired loans;

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

Executive Summary

Company Overview. At June 30, 2014, Valley had consolidated total assets of approximately $16.3 billion, total net loans of $11.7 billion, total deposits of $11.4 billion and total shareholders’ equity of $1.6 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn and Queens, as well as Long Island, New York. Of our current 204 branch network, 79 percent and 21 percent of the branches are located in New Jersey and New York, respectively. We have grown both in asset size and locations significantly over the past several years primarily through both bank acquisitions and de novo branch expansion (including our most recent completed acquisition of State Bancorp, Inc., the holding company for State Bank of Long Island, with $1.7 billion in assets on January 1, 2012).

In May 2014, we announced our entry into a merger agreement with 1st United Bancorp, Inc. ("1st United") and its wholly-owned subsidiary, 1st United Bank, with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits. 1st United has a 21 branch network covering some of the most attractive urban banking markets in Florida. The branch network includes locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. We are very excited to welcome this tremendous opportunity to expand into one of the premiere growth markets of the United States, and to add 1st United's experienced banking team, competitive positioning, and attractive client base as Valley's foundation for future growth opportunities in the Florida region.

The common shareholders of 1st United will receive 0.89 of a share of Valley common stock for each 1st United share they own, subject to adjustment in the event Valley’s average stock price falls below $8.09 or rises above $12.13 prior to closing. The transaction is valued at an estimated $312 million, based on Valley’s closing stock price on May 5, 2014 (and includes the cash consideration that will be paid to 1st United stock option holders). The transaction closing is anticipated in the fourth quarter of 2014, subject to approvals from regulators, 1st United shareholder approval of the merger and Valley shareholder approval of an amendment of its certificate of incorporation to increase its authorized common shares, as well as other customary conditions.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 for more details regarding our past merger activity.
Quarterly Results. Net income for the second quarter of 2014 was $29.5 million, or $0.15 per diluted common share, compared to $33.9 million, or $0.17 per diluted common share, for the second quarter of 2013. The $4.4 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $20.5 million decrease in total non-interest income mainly due to a $13.7 million decline in gains on sales of residential mortgage loans originated for sale caused by a significant decrease in consumer refinance activity and a $7.6 million increase in the reduction to our non-interest income due to changes in the FDIC loss-share receivable, partially offset by (ii) a $8.2 million decrease in the provision for credit losses largely due to a $5.7 million credit to the provision of losses on covered loans in the second quarter of 2014 caused by a decrease in the additional estimated credit losses for certain covered loan pools, and (iii) a $7.5 million increase in our net interest income mostly due to better performance in our purchased credit-impaired (PCI) loan portfolio as well as higher average loan balances. See the "Net Interest Income," "Non-Interest Income," and "Loan Portfolio" sections below for more details on the items above impacting our second quarter 2014 results, as well as other items discussed elsewhere in this MD&A.

Economic Overview and Indicators. During the second quarter of 2014, the U.S. economy grew at a seasonally adjusted annual rate of 4 percent based upon the estimated gross domestic product (G.D.P.) reported by the U.S. Department of Commerce. The report beat the expectations of most economists, and was considered a significant comeback from a contraction of 2.1 percent in the G.D.P. during first three months of 2014 which was mostly blamed on a decline in activity due to the severe winter conditions. Consumer spending on automobiles, furniture, recreational goods, government expenditures, and business inventories all helped push the G.D.P. higher during the second quarter of 2014. Most economists believe the economy appears to be getting healthier, little by little, but concerns still remain on several fronts, especially the momentum needed from continued consumer spending, as well as an answer for the current low level of wage growth. Additionally, the U.S. Department of Labor reported 209 thousand jobs were created in July 2014 (the sixth consecutive month of growth over 200 thousand), but the unemployment rate increased slightly to 6.2 percent due to an increase in labor force participation.

In July 2014, the Federal Reserve affirmed its commitment to stimulate the economy as the labor market conditions remained well below the level that most of the central bank officials consider healthy. Therefore, the Federal Reserve will continue to keep short-term interest rates low, in the zero to 0.25 percent range, as long as the unemployment rate remains elevated and projected inflation remains below 2 percent. It is believed that this stance on short-term rates will continue into 2015. However, the Federal Reserve has been careful to distinguish the difference between the Federal Open Market Committee’s future decision to raise the federal funds rate and a move to continue to trim its stimulus program after each policy session. Beginning in August 2014, the Committee has indicated that it will reduce its total purchases of mortgage-backed and Treasury securities to $25 billion per month from $35 billion, as previously expected, to maintain downward pressure on long-term interest rates and help with broader financial conditions. The Federal Reserve also reported a roughly equal assessment of the chances for faster growth or an economic slowdown in the second half of 2014.

During the second quarter of 2014, long-term interest rates remained slightly higher than compared to one year ago, however, interest rates for residential mortgages moderately declined as compared to the first quarter of 2014. The decline from the first quarter did not lead to any meaningful mortgage refinance activity during the second quarter of 2014. We did continue to see increased commercial loan demand across a broad segment of borrowers primarily in our New York markets during the second quarter of 2014. Despite continuing concerns regarding tepid wage growth and the pace of economic activity, we believe the current economic signals remain mostly positive, and may be prompting some commercial customers to expand their operations while interest rates remain relatively low by historical standards. However, we still believe the current low interest-rate and high unemployment environment may continue to challenge our business operations and results in many ways, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey and the New York City metropolitan area.

	For the Month Ended
Selected Economic Indicators:	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013

Unemployment rate:
U.S.	6.10%	6.70%	6.70%	7.60%	7.50%
New York Metro Region*	6.70%	7.40%	6.60%	8.20%	8.10%
New Jersey	6.60%	7.20%	7.20%	8.70%	9.00%
New York	6.20%	6.90%	7.00%	7.50%	8.20%

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	($ in millions)
Personal income:
New Jersey	NA	$508,820	$503,690	$501,742	$497,813
New York	NA	$1,089,463	$1,075,607	$1,070,537	$1,055,055
New consumer bankruptcies:
New Jersey	NA	0.10%	0.12%	0.14%	0.14%
New York	NA	0.06%	0.08%	0.08%	0.09%
Change in home prices:
U.S.	NA	0.20%	(3.00)%	3.10%	7.10%
New York Metro Region*	1.53%	2.12%	2.18%	1.15%	1.6%
New consumer foreclosures:
New Jersey	NA	0.09%	0.09%	0.10%	0.13%
New York	NA	0.06%	0.04%	0.05%	0.09%
Homeowner vacancy rates:
New Jersey	NA	1.70%	1.90%	2.10%	3.20%
New York	NA	1.50%	2.30%	1.20%	1.30%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.
Loans. Overall, our total loan portfolio increased by 4.1 percent on an annualized basis during the second quarter of 2014 as compared to March 31, 2014 largely due to solid organic automobile loan growth of $64.7 million, or 27.1 percent on an annualized basis, as well as increases of $45.7 million, $25.0 million, and $16.7 million in our commercial and industrial loan, other consumer loan, and commercial real estate loan portfolios, respectively. The increases were partially offset by declines within the residential mortgage loan portfolio (largely due to normal repayments and the slowdown in the consumer refinance market) and the commercial real estate loan segment of our PCI loans. Our auto loan growth continues to be sparked by the overall strength of the U.S. auto market, as well as Valley's extensive dealer network and competitive pricing. Valley has not deviated from its conservative underwriting standards, nor participated in the subprime auto lending markets (like some of our competitors) to achieve its growth in auto lending. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $62.6 million, or 0.5 percent of our total loans, at June 30, 2014 as compared to $80.9 million at March 31, 2014 mainly due to normal collection and prepayment activity.

Our residential mortgage loan origination activity continued to decline in the second quarter of 2014 largely due to the higher level of long-term market interest rates since June 2013, which has significantly reduced the level of consumer refinance activity. As a result, total residential mortgage loan originations were only $54.3 million for the second quarter of 2014 and declined over 16 percent as compared to the first quarter of 2014 and nearly 89 percent from the second quarter of 2013. During the second quarter of 2014, Valley sold approximately $23.6 million of residential mortgages (including $5.1 million of loans held for sale at March 31, 2014), which was down approximately 27 percent and 95 percent as compared to the first quarter of 2014 and second quarter of 2013, respectively. Due to the decline in volume (and to a lesser extent lower gain on sale margins), gains on sales of residential mortgage loans declined to $811 thousand for the second quarter of 2014 as compared to $913 thousand for the first quarter of 2014 and $14.4 million for the second quarter of 2013. Given the current rate environment and level of consumer demand, we anticipate a continued slowdown in our refinanced mortgage loan pipeline during the third quarter of 2014 and the foreseeable future. Additionally, if market interest rates were to increase, we may elect to further decrease the amount of our loans originated for sale, as higher yielding loans become more attractive to hold in our loan portfolio. Currently, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the third quarter of 2014 as compared to the second quarter of 2014. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Given the current state of the economy, unemployment rate, labor market participation levels, and the average level of delinquency rates reported by the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at June 30, 2014. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans were 0.88 percent at June 30, 2014 compared to 0.92 percent at March 31, 2014. Of the 0.88 percent in delinquencies at June 30, 2014, 0.07 percent, or $8.0 million, represented performing matured loans in the normal process of renewal. Non-accrual loans (excluding non-performing loans held for sale) moderately increased to $68.4 million, or 0.58 percent of our entire loan portfolio of $11.8 billion, at June 30, 2014 as compared to $64.6 million, or 0.55 percent of total loans, at March 31, 2014. Overall, our non-performing assets (which include non-performing loans held for sale) decreased by 15.4 percent to $96.9 million at June 30, 2014 as compared to $114.6 million at March 31, 2014 largely due to the second quarter sale of non-performing loans held for sale totaling $17.2 million. At June 30, 2014, our loans held for sale included one non-performing commercial real estate loan totaling approximately $7.9 million, after a valuation write-down of $2.3 million recorded during the second quarter of 2014. See the "Non-Performing Assets" section below for additional information regard our asset quality and the changes in our non-performing loans held for sale during the second quarter of 2014.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and relatively high levels of unemployment, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of June 30, 2014.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the second quarter of 2014 remained relatively unchanged as compared to the first quarter of 2014. Non-interest bearing deposits represented approximately 31 percent of total average deposits for the three months ended June 30, 2014, while savings, NOW and money market accounts were 50 percent and time deposits were 19 percent. Overall, average deposits increased by $137.6 million, or 1.2 percent, as compared to the first quarter of 2014 largely due to a $188.7 million increase in average savings, NOW and money market account balances caused, in part, by an increase in brokered money market account balances used as part of our short-term liquidity and growth funding strategies during the second quarter of 2014. Valley may continue to use varying levels of these low cost brokered funds as core deposits for future funding purposes based upon their attractive terms and conditions relative to alternative short and long-term borrowings. The increase in average savings, NOW and money market accounts was partially offset by declines in both average non-interest bearing deposits and time deposits mostly caused by normal fluctuations in certain large non-retail customer demand deposits and run-off of maturing higher cost retail certificates of deposits, respectively. However, period end time deposit balances totaling $2.2 billion at June 30, 2014 increased $79.0 million from March 31, 2014 largely due to moderately higher interest rates offered on the majority of Valley's certificate of deposit products since April 2014.

Average short-term borrowings decreased $25.4 million, or 6.7 percent to $354.7 million for the three months ended June 30, 2014 as compared to the first quarter of 2014 due to a decline in short-term FHLB borrowings and customer repo (deposit sweep) account balances, partially offset by an increase in overnight federal fund purchased for short-term liquidity needs.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) totaled $2.8 billion for the second quarter of 2014 and remained relatively unchanged from the first quarter of 2014. At June 30, 2014, our long-term borrowings included approximately $1.5 billion of high cost borrowings (primarily from the Federal Home Loan Bank of New York) which mature beginning in 2015 through 2017.  These maturities with an average cost of 4.13 percent are likely to substantially decrease the level of our funding costs over such periods and beyond, dependent on the level of market interest rates and our ability to obtain similar types and amounts of debt instruments. During 2013, we entered into several forward starting interest rate swap derivative transactions to hedge the risk of an increase in current market interest rates before the maturity of $482 million of these borrowings.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Return on average assets	0.72%	0.85%	0.78%	0.82%
Return on average shareholders’ equity	7.54	8.96	8.14	8.64
Return on average tangible shareholders’ equity (ROATE)	10.68	12.93	11.59	12.45

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Net income	$29,520	$33,922	$63,355	$65,232
Average shareholders’ equity	1,566,829	1,513,942	1,555,796	1,510,474
Less: Average goodwill and other intangible assets	(461,316)	(464,331)	(462,285)	(462,427)
Average tangible shareholders’ equity	$1,105,513	$1,049,611	$1,093,511	$1,048,047
Annualized ROATE	10.68%	12.93%	11.59%	12.45%

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
Net Interest Income

Net interest income on a tax equivalent basis totaling $119.4 million for the second quarter of 2014 increased $3.4 million and $7.5 million as compared to the first quarter of 2014 and the second quarter of 2013, respectively. Interest income on a tax equivalent basis increased to $159.2 million for the second quarter of 2014 as compared to $155.0 million for the first quarter of 2014. The $4.2 million increase from the first quarter of 2014 was mainly due to a 13 basis point increase in the yield on average loans and a $129.8 million increase in average loans, partially offset by a 21 basis point decline in the yield on taxable investment securities. Interest expense moderately increased $731 thousand to $39.7 million for the three months ended June 30, 2014. The increase in interest expense from the first quarter of 2014 was primarily driven by one additional day during the second quarter, higher interest rates offered on most of our certificate of deposit products starting in April 2014, as well as a $188.7 million increase in average savings, NOW and money market account balances for the second quarter of 2014. The higher average balances were largely due to an increase in brokered money market accounts used as part of our low cost short-term funding strategies for loan growth, as well as other liquidity needs.
Average interest earning assets increased to $14.6 billion for the second quarter of 2014 as compared to approximately $14.2 billion for the second quarter of 2013 largely due to an increase of $784.7 million in average loans, partially offset by declines of $371.1 million and $10.0 million in average federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) and average investment securities, respectively. Average loans increased mainly due to strong organic commercial real estate loan growth, as well as solid automobile volumes over the twelve-month period since June 30, 2013. The declines in both average federal funds sold and other interest bearing deposits and average investment securities was mostly caused by lower excess liquidity due to the aforementioned growth within our loan portfolio. Compared to the first quarter of 2014, average interest earning assets increased by $137.3 million from $14.5 billion almost entirely due to an increase in average loans, as the average for other interest earning asset categories remained relatively unchanged for the second quarter of 2014. Additionally, we modestly supplemented our organic loan growth with the purchase of $7.7 million and $26.7 million of residential mortgage loans from a third party originator during the three and six months ended June 30, 2014, respectively.
Average interest bearing liabilities increased $210.9 million to $11.0 billion for the second quarter of 2014 as compared to the second quarter of 2013 mainly due to increases in short-term funding through the use of overnight federal funds purchased and short-term FHLB borrowings, as well as higher average balances for savings, NOW and money market accounts, partially offset by normal run-off of maturing high cost certificate of deposit balances over the past twelve month period and a decline in average long-term borrowings due to our partial and full redemptions of the 7.75 percent junior subordinated debentures during July and October 2013, respectively. Compared to the first quarter of 2014, average interest bearing liabilities increased $148.7 million in the second quarter of 2014 mostly due to an increase in average savings, NOW and money market accounts due to our use of low cost brokered money market accounts, partially offset by a decline in short-term FHLB borrowings and customer repo (deposit sweep) account balances, as well as some continued run-off of maturing higher rate certificates of deposit.

The net interest margin on a tax equivalent basis was 3.27 percent for the second quarter of 2014, an increase of 7 basis points and 12 basis points from 3.20 percent and 3.15 percent in the linked first quarter of 2014 and the three months ended June 30, 2014, respectively. The yield on average interest earning assets for the second quarter of 2014 increased by 7 basis points on a linked quarter basis. The increased yield was mainly a result of the aforementioned increase in the yield on average loans largely caused by an increase in the accretable yield on PCI loans due to higher cash flows than originally estimated at the acquisition dates, partially offset by new and refinanced loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio. Although the higher level of accretion on certain PCI loan pools is expected to continue into the third quarter of 2014, significant repayment volumes have decreased such higher yielding PCI loans by 9.0 percent and 16.2 percent as compared to March 31, 2014 and December 31, 2013, respectively, as well as the total amount of accretion expected to be realized over the remaining life of the PCI loan portfolio (see the "Purchased Credit-Impaired Loans" section below for more details). Additionally, the level of yields on new loans has been negatively impacted by the low market interest rates caused not only from the Fed's current monetary policy, but also from intense competition in our markets for quality commercial customers. During the second quarter, our yield on average taxable investment securities declined 21 basis points largely due to normal repayments (and, to a lesser extent, calls for early redemption) of higher yielding securities which were largely reinvested in new lower yielding residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises. The overall cost of average interest bearing liabilities increased by only 1 basis point from 1.44 percent in the linked first quarter of 2014 primarily due to one additional day during the second quarter, as well as slightly higher rates offered on the majority of our certificates of deposit products. Our cost of total deposits was 0.39 percent for the second quarter of 2014 compared to 0.38 percent for the three months ended March 31, 2014.

We continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our returns. Potential future loan growth from both the commercial and consumer lending segments (that has continued into the early stages of the third quarter of 2014) is anticipated to positively impact our future net interest income. However, our margin continues to face the risk of compression in the future due to, among other factors, the relatively low level of interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market interest rates were to decline below current levels, and the negative impact on interest expense from certain cash flow hedge derivative transactions related to money market deposit accounts. Additionally, a large portion of our cost of average borrowings is tied to fixed rate long-term FHLB advances and repos, as well as $100 million in subordinated debt issued in 2005, with contractual interest rates significantly above current market rates for similar borrowings.  There are no meaningful maturities of these borrowings until 2015 and, until then, we expect these borrowings to negatively impact our net interest margin.  However, we entered into several forward starting interest rate swap derivative transactions during 2013 to hedge the risk of an increase in current market interest rates before the maturity of such borrowings. See Note 13 to the consolidated financial statements for additional information on our derivative hedging transactions.

The following table reflects the components of net interest income for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,771,299	$136,344	4.63%	$11,641,511	$131,086	4.50%	$10,986,603	$134,017	4.88%
Taxable investments (3)	2,223,374	17,099	3.08	2,218,851	18,246	3.29	2,211,207	14,429	2.61
Tax-exempt investments (1)(3)	564,123	5,692	4.04	568,960	5,671	3.99	586,314	5,651	3.86
Federal funds sold and other interest bearing deposits	68,066	27	0.16	60,214	27	0.18	439,192	302	0.28
Total interest earning assets	14,626,862	159,162	4.35	14,489,536	155,030	4.28	14,223,316	154,399	4.34
Allowance for loan losses	(135,066)			(139,098)			(123,667)
Cash and due from banks	261,433			274,652			411,053
Other assets	1,561,966			1,616,221			1,414,709
Unrealized losses on securities available for sale, net	(26,827)			(39,152)			(3,323)
Total assets	$16,288,368			$16,202,159			$15,922,088
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,648,655	$4,530	0.32%	$5,459,913	$4,281	0.31%	$5,332,299	$4,369	0.33%
Time deposits	2,146,171	6,683	1.25	2,162,365	6,532	1.21	2,418,524	7,794	1.29
Total interest bearing deposits	7,794,826	11,213	0.58	7,622,278	10,813	0.57	7,750,823	12,163	0.63
Short-term borrowings	354,653	304	0.34	380,057	318	0.33	138,910	140	0.40
Long-term borrowings (4)	2,837,849	28,228	3.98	2,836,263	27,883	3.93	2,886,675	30,180	4.18
Total interest bearing liabilities	10,987,328	39,745	1.45	10,838,598	39,014	1.44	10,776,408	42,483	1.58
Non-interest bearing deposits	3,587,292			3,622,220			3,581,432
Other liabilities	146,919			196,701			50,306
Shareholders’ equity	1,566,829			1,544,640			1,513,942
Total liabilities and shareholders’ equity	$16,288,368			$16,202,159			$15,922,088
Net interest income/interest rate spread (5)		$119,417	2.90%		$116,016	2.84%		$111,916	2.76%
Tax equivalent adjustment		(1,998)			(1,992)			(2,029)
Net interest income, as reported		$117,419			$114,024			$109,887
Net interest margin (6)			3.21%			3.15%			3.09%
Tax equivalent effect			0.06%			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.27%			3.20%			3.15%

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,706,764	$267,430	4.57%	$11,017,436	$267,071	4.85%
Taxable investments (3)	2,221,125	35,345	3.18	2,151,866	30,598	2.84
Tax-exempt investments (1)(3)	566,528	11,363	4.01	577,619	11,265	3.90
Federal funds sold and other interest bearing deposits	64,162	54	0.17	414,070	518	0.25
Total interest earning assets	14,558,579	314,192	4.32	14,160,991	309,452	4.37
Allowance for loan losses	(137,071)			(127,176)
Cash and due from banks	268,006			410,014
Other assets	1,588,943			1,432,521
Unrealized losses on securities available for sale, net	(32,955)			(4,418)
Total assets	$16,245,502			$15,871,932
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,554,805	$8,811	0.32%	$5,296,615	$9,071	0.34%
Time deposits	2,154,223	13,215	1.23	2,455,699	15,905	1.30
Total interest bearing deposits	7,709,028	22,026	0.57	7,752,314	24,976	0.64
Short-term borrowings	367,285	622	0.34	139,750	284	0.41
Long-term borrowings (4)	2,837,060	56,111	3.96	2,886,592	60,220	4.17
Total interest bearing liabilities	10,913,373	78,759	1.44	10,778,656	85,480	1.59
Non-interest bearing deposits	3,604,660			3,515,247
Other liabilities	171,673			67,555
Shareholders’ equity	1,555,796			1,510,474
Total liabilities and shareholders’ equity	$16,245,502			$15,871,932
Net interest income/interest rate spread (5)		$235,433	2.88%		$223,972	2.78%
Tax equivalent adjustment		(3,990)			(4,049)
Net interest income, as reported		$231,443			$219,923
Net interest margin (6)			3.18%			3.11%
Tax equivalent effect			0.05%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.23%			3.16%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2014 Compared with June 30, 2013			Six Months Ended June 30, 2014 Compared with June 30, 2013
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$9,289	$(6,962)	$2,327	$16,209	$(15,850)	$359
Taxable investments	80	2,590	2,670	1,010	3,737	4,747
Tax-exempt investments*	(219)	260	41	(219)	317	98
Federal funds sold and other interest bearing deposits	(183)	(92)	(275)	(334)	(130)	(464)
Total increase (decrease) in interest income	8,967	(4,204)	4,763	16,666	(11,926)	4,740
Interest Expense:
Savings, NOW and money market deposits	255	(94)	161	429	(689)	(260)
Time deposits	(855)	(256)	(1,111)	(1,880)	(810)	(2,690)
Short-term borrowings	188	(24)	164	392	(54)	338
Long-term borrowings and junior subordinated debentures	(504)	(1,448)	(1,952)	(1,020)	(3,089)	(4,109)
Total decrease in interest expense	(916)	(1,822)	(2,738)	(2,079)	(4,642)	(6,721)
Total increase (decrease) in net interest income	$9,883	$(2,382)	$7,501	$18,745	$(7,284)	$11,461

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Trust and investment services	$2,244	$2,257	$4,686	$4,234
Insurance commissions	4,491	4,062	8,989	8,052
Service charges on deposit accounts	5,636	5,822	11,387	11,512
Gains (losses) on securities transactions, net	7	41	(1)	3,999
Trading losses, net
Trading securities	(34)	(36)	(43)	(66)
Junior subordinated debentures carried at fair value	—	(234)	—	(2,406)
Total trading losses, net	(34)	(270)	(43)	(2,472)
Fees from loan servicing	1,786	1,721	3,456	3,238
Gains on sales of loans, net	679	14,366	1,592	29,426
Gains on sales of assets, net	276	678	128	410
Bank owned life insurance	1,614	1,424	3,022	2,765
Change in FDIC loss-share receivable	(7,711)	(2,000)	(7,787)	(5,175)
Other	3,422	4,793	6,503	8,201
Total non-interest income	$12,410	$32,894	$31,932	$64,190

Insurance commissions increased $429 thousand and $937 thousand for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, respectively, mainly due to higher volumes of business generated by the Bank's all-line insurance agency subsidiary.

Net gains on securities transactions decreased $4.0 million for the six months ended June 30, 2014 as compared with the same period in 2013 due to no investment securities sales during the first half of 2014. The net gains totaling approximately $4.0 million during the six months ended June 30, 2013 were partially due to the sale of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock classified as available for sale with amortized cost totaling $941 thousand. See Note 7 to the consolidated financial statements for more details on our gross gains and losses on securities transactions for each period.

Net trading losses decreased $2.4 million for the six months ended June 30, 2014 as compared with the same period of 2013 primarily due to the change in the carrying value of our previously outstanding 7.75 percent junior subordinated debentures carried at fair value during the first half of 2013. We fully redeemed these debentures during the second half of 2013.

Net gains on sales of loans decreased $13.7 million and $27.8 million for the three and and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 mostly due to a large decline in loans originated for sale, as residential mortgage loan originations were significantly slowed by the increase in the level of market interest rates since the second half of 2013, and, to a much lesser extent, our decision to hold a higher percentage of the new originations in our loan portfolio. As a result, we sold only $24 million and $56 million of residential mortgages during the three and six months ended June 30, 2014, respectively, as compared to approximately $475 million and $910 million of residential mortgage loans sold during the three and six months ended June 30, 2013, respectively. In addition, residential mortgage loan originations (including both new and refinanced loans) declined $940.7 million to $119.0 million for the first half of of 2014 as compared to $1.1 billion of residential mortgage loans during the same period in 2013. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in $251 thousand of net gains and $3.7 million of net losses for the three months ended June 30, 2014 and 2013, respectively, as compared to $373 thousand and $830 thousand of net gains for the six months ended June 30, 2014 and 2013, respectively. Loan sales and valuation write-down related to non-performing commercial loans held for sale also resulted in an aggregate net loss of $132 thousand recognized in the second quarter of 2014. See further discussion of non-performing loans held for sale under the "Non-Performing Assets" section below.

Due to the current level of market interest rates and level of consumer demand, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the third quarter of 2014 as compared to the second quarter of 2014. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 6 of the consolidated financial statements.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our previous FDIC-assisted transactions. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $7.7 million and $7.8 million net reduction in non-interest income for the three and six months ended June 30, 2014, respectively. See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Other non-interest income decreased $1.4 million and $1.7 million for three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013. The decline during the first quarter of 2014 as compared to the first quarter of 2013 was largely due to a $930 thousand decrease in other income from insurance related claims by the Bank. For the comparative six month periods of 2014 and 2013, the decrease was due, in part, to an increase in losses on sales of both covered and non-covered other real estate owned.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Salary and employee benefits expense	$47,094	$47,733	$95,182	$98,305
Net occupancy and equipment expense	17,973	18,179	38,697	37,068
FDIC insurance assessment	3,393	5,574	6,680	8,927
Amortization of other intangible assets	2,346	1,927	4,697	3,530
Professional and legal fees	4,384	4,285	8,062	8,177
Advertising	533	1,850	1,150	3,652
Other	18,506	15,798	34,644	31,126
Total non-interest expense	$94,229	$95,346	$189,112	$190,785

Salary and employee benefits expense decreased $3.1 million for the six months ended June 30, 2014 as compared to the same period in 2013 largely due to a $7.4 million decrease in our pension expense related to the freeze of our qualified and non-qualified plans (see Note 11 to the consolidated financial statements for additional information). The decrease was partially offset by increases in 401(k) expense (caused by the increase in the employer matching contribution effective January 1, 2014), cash incentive compensation accruals, and medical health insurance expense. Our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future.

Net occupancy and equipment expenses increased $1.6 million for the six months ended June 30, 2014 as compared to the same period in 2013 mostly due to higher cleaning and maintenance expenses. These expenses increased largely due to a higher than normal amount of snow removal services during the first three months of 2014 caused by the inclement weather conditions in the Northeast.

FDIC insurance assessments decreased $2.2 million for both the three and six months ended June 30, 2014 as compared to the same periods in 2013 mostly due to adjustments to our assessment made by the FDIC that increased the expense for the second quarter of 2013.

Amortization of other intangible assets increased $1.2 million for the six months ended June 30, 2014 as compared to the same period in 2013 mainly due to a decrease in the net recoveries of impairment charges on certain loan servicing rights during the six months ended June 30, 2014, partially offset by a moderate increases in amortization expense of both core deposit intangibles and loan servicing rights. Valley recognized net recoveries of impairment charges on its loan servicing rights totaling $142 thousand and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.

Advertising expense decreased $1.3 million and $2.5 million during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The decreases were mainly caused by a lower volume of promotional activity for our residential mortgage refinance programs during the half of 2014 partly due to the maturation of the refinance programs in our markets and the slowdown in consumer refinance activity caused by the higher level of interest rates since June 2013.

Other non-interest expense increased $2.7 million and 3.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 largely due to increases in the amortization of tax credit investments totaling $3.2 million and $5.1 million for the three and six months ended June 30, 2014, respectively. Amortization of tax credit investments increased mostly due to valuation write-downs related to such investments during the second quarter of 2014 which are infrequent in nature, as well as an increase in tax-advantaged investments over the last 12 months. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. Other significant components of other non-interest expense include data processing, telephone, service fees, debit card expenses, postage, stationery, insurance, and title search fees which all fluctuated by immaterial amounts as compared to three and six months ended June 30, 2013.

During the second quarter ended June 30, 2014, we also incurred non-interest expenses totaling $619 thousand (primarily within professional and legal fees) related to the proposed acquisition of 1st United. See Note 2 to the consolidated financial statements for further details regarding the acquisition.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 72.58 percent and 71.80 percent for the three and six months ended June 30, 2014, respectively, as compared to 66.78 percent and 67.15 percent for the same periods in 2013. The negative upward movement in our efficiency ratio over the last twelve month period is largely due to a significant decline in net gains on the sales of residential mortgage loans. Additionally, our efficiency ratio is negatively impacted by the aforementioned amortization of tax-advantaged investments within our non-interest expense that result in tax credits that reduce our income tax expense, as well as reductions in our non-interest income related to the changes in our FDIC loss-share receivable caused by, from time to time, credits to our provision for losses on covered loans. If the impact of these items which totaled $13.9 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively, were excluded, our efficiency ratio would have been 67.06 percent and 65.57 percent, respectively, for the same periods of 2014 and 2013.

Exclusive of such items, we strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. In December 2013, we announced a multi-year branch modernization initiative starting in early 2014, which incorporates new digital delivery channels and self-service banking platforms. As a result, Valley has begun to introduce the new technologies to customers that is expected to enhance their banking experience, while simultaneously reducing our operating expense over time. These measures, and our continuous review of other branch costs and opportunities to "right size" the number and size of our branch locations, should benefit the level of our efficiency ratio in the future.

We believe the efficiency ratio, which is a non-GAAP financial measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.
Income Taxes

Income tax expense was $11.8 million for the three months ended June 30, 2014 reflecting an effective tax rate of 28.5 percent, as compared to $11.0 million for the second quarter of 2013 reflecting an effective tax rate of 24.4 percent. The increase in both rate and tax expense was largely due to the favorable tax effect of a corporate subsidiary's legal restructuring recognized during the second quarter of 2013.

Income tax expense was $12.6 million and $23.8 million for the six months ended June 30, 2014 and 2013, respectively. The effective rate decreased 10.1 percent to 16.6 percent for the six months ended June 30, 2014 as compared to 26.7 percent for the same period in 2013 largely due to a $8.3 million tax benefit recorded as a component of total income tax expense during the first quarter of 2014 related to the completion of a recent income tax examination.

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

The following tables present the financial data for each business segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,064,267	$7,707,032	$2,855,563	$—	$14,626,862
Income (loss) before income taxes	1,787	34,327	5,261	(104)	41,271
Annualized return on average interest earning assets (before tax)	0.18%	1.78%	0.74%	N/A	1.13%

	Three Months Ended June 30, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,887,451	$7,099,152	$3,236,713	$—	$14,223,316
Income (loss) before income taxes	20,895	33,290	850	(10,152)	44,883
Annualized return on average interest earning assets (before tax)	2.15%	1.88%	0.11%	N/A	1.26%

Consumer Lending

This segment, representing 35.4 percent of our loan portfolio at June 30, 2014, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 20.9 percent of our loan portfolio at June 30, 2014) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 8.6 percent of total loans at June 30, 2014) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average assets for the three months ended June 30, 2014 increased $176.8 million as compared to the second quarter of 2013 largely due to solid organic automobile loan and secured personal lines of credit growth over the last 12-month period, and to a much lesser extent, higher average residential mortgage loans. However, residential mortgage loan originations and outstanding balances have declined since the third quarter of 2013 largely due to a decrease in consumer refinance activity. The growth in secured personal lines of credit was due to both new commitments and a high level of customer usage since the second quarter of 2013.

Income before income taxes decreased $19.1 million to $1.8 million for the second quarter of 2014 as compared to $20.9 million for the second quarter of 2013. The decrease was mainly caused by a decline of $14.3 million in non-interest income to approximately $10.7 million for the second quarter of 2014 as compared to $25.0 million for the second quarter in 2013. The decrease was primarily due to a decline in net gains on sales of residential mortgage loans (see further details in the "Non-Interest Income" section above). Net interest income after provision for credit losses decreased $1.6 million to $26.2 million for the second quarter of 2014 largely due to lower yields on new and renewed loans. Non-interest expense increased $1.5 million to $18.6 million for the three months ended June 30, 2014 as compared to the same period in 2013. Additionally, internal transfer expense increased $1.8 million as compared to the second quarter of 2013.

The net interest margin decreased 24 basis points to 2.72 percent for the second quarter of 2014 as compared to the same quarter one year ago mainly as a result of a 29 basis point decrease in yield on average loans caused by the prolonged low level of market interest rates on new loans, partially offset by a 5 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due to a decline in average long-term borrowings caused mostly by our partial and full redemptions of the 7.75 percent junior subordinated debentures during July and October 2013, respectively, as well as the normal run-off of maturing high cost certificates of deposit balances over the past twelve months.
Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $15.9 million of covered loans, totaled approximately $2.1 billion and represented 17.6 percent of the total loan portfolio at June 30, 2014. Commercial real estate loans and construction loans, including $38.7 million of covered loans, totaled $5.5 billion and represented 47.0 percent of the total loan portfolio at June 30, 2014.

Average assets for the three months ended June 30, 2014 increased $607.9 million as compared to the second quarter of 2013. This increase was primarily attributable to continued strong origination volumes in the non-PCI commercial real estate loan portfolio over the last twelve months, an uptick in commercial and industrial loan growth during the second quarter of 2014 largely driven by brisk new loan demand in our New York markets, partially offset by a relatively high amount of repayments within our PCI loan portfolio.

For the three months ended June 30, 2014, income before income taxes increased $1.0 million to $34.3 million as compared to the same quarter in 2013 mostly due to a decrease in the provision for credit losses coupled with an increase in net interest income, partially offset by a decrease in non-interest income and an increase in the internal transfer expense. The provision for credit losses related to the commercial portfolios decreased $8.7 million to a $7.1 million negative (credit) provision during the second quarter of 2014 as compared to the same quarter of 2013. The negative provision was in large part due to a $5.7 million credit to our provision for losses on covered loans for the three months ended June 30, 2014 as a result of lower additional estimated credit losses on certain loan pools, as well as improved loss experience in the portfolios. Net interest income increased $2.9 million to $79.1 million for the second quarter of 2014 as compared to the same quarter of 2013 and it was driven by higher level of accretion on certain PCI loan pools. Non-interest income decreased $4.5 million as compared to the second quarter of 2013 largely due to the aggregate effect of changes in the FDIC loss-share receivable. Internal transfer expense also increased $5.3 million to $31.2 million for the second quarter of 2014 as compared to the same period of 2013.

The net interest margin decreased 19 basis points to 4.10 percent for the second quarter of 2014 as compared to the same quarter one year ago mainly as a result of a 24 basis point decrease in yield on average loans to 5.11 percent mainly due to the new and refinanced loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding loan repayments, including PCI loans, partially offset by the 5 basis point decrease in the costs of our funding sources.
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

Average investments decreased $381.2 million during the second quarter of 2014 as compared to the same quarter in 2013 primarily due to a $371.1 million decrease in average federal funds sold and other interest bearing deposits as well as normal repayments. The decrease in average federal funds sold and other interest bearing deposits related to lower excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) mainly caused by funding of our loan originations.

For the quarter ended June 30, 2014, income before income taxes increased approximately $4.4 million to $5.3 million compared to $850 thousand for the same quarter in 2013 mostly due to a $3.8 million increase in net interest income. The increase in net interest income was mainly driven higher yields on average investment securities which continued to be somewhat enhanced by a reduction in prepayments and premium amortization on certain mortgage-backed securities since June 2013 as a result of the higher level of long-term of market interest rates, and, to a much lesser extent, our redeployment of $52.5 million in net proceeds from our sale of non-accrual debt securities in October 2013.

The net interest margin increased 73 basis points to 2.19 percent for the second quarter of 2014 as compared to the same quarter one year ago largely due to a 68 basis point increase in the yield on investments and lower costs associated with our funding sources.
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

The loss before income taxes for the corporate segment decreased $10.1 million to $104 thousand for the three months ended June 30, 2014 as compared to $10.2 million for the three months ended June 30, 2013 mainly due to a $6.7 million increase in the internal transfer income and a $3.3 million decrease in non-interest expense as compared to the second quarter of 2013. The decrease in non-interest expense for the quarter ended June 30, 2014 was due to a decrease in several general expense categories, including, but not limited to, pension expense, advertising expense and our FDIC insurance assessment as compared to the same period of 2013.

The following tables present the financial data for each business segment for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,029,898	$7,676,866	$2,851,815	$—	$14,558,579
Income (loss) before income taxes	13,967	58,703	11,127	(7,861)	75,936
Annualized return on average interest earning assets (before tax)	0.69%	1.53%	0.78%	N/A	1.04%

	Six Months Ended June 30, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,883,596	$7,133,840	$3,143,555	$—	$14,160,991
Income (loss) before income taxes	41,132	57,098	1,876	(11,099)	89,007
Annualized return on average interest earning assets (before tax)	2.12%	1.60%	0.12%	N/A	1.26%

Consumer Lending

Average assets for the six months ended June 30, 2014 increased $146.3 million as compared to the same period in 2013 largely due to the aforementioned organic automobile loan and secured personal lines of credit growth over the last 12-month period, and to a much lesser extent, higher average residential mortgage loans. Additionally, Valley supplemented its organic loan growth over the last 12-month period with the purchase of $73.9 million and $5.4 million of residential mortgage and auto loans, respectively, from third party originators. We also continued to see steady growth in commitments and usage of secured personal lines of credit since June 30, 2013, partially offset by a decline in our home equity loan portfolio.

Income before income taxes decreased $27.2 million to $14.0 million for the first half of 2014 as compared to the same period of 2013. The decrease was mainly caused by a decline in non-interest income, which totaled $28.2 million for the first half of 2014 as compared to $50.3 million for the same period in 2013. The decrease was primarily due to a decline in net gains on sales of residential mortgage loans (see further details in the "Non-Interest Income" section above).

The net interest margin decreased 23 basis points to 2.76 percent for the first half of 2014 as compared to the same quarter one year ago mainly as a result of a 30 basis point decrease in yield on average loans caused by the prolonged low level of market interest rates on new loans, partially offset by a 7 basis point decrease in costs associated with our funding sources.
Commercial Lending

Average assets for the six months ended June 30, 2014 increased $543.0 million as compared to the same period of 2013. This increase was primarily attributable to continued strong broad-based organic growth in the non-PCI commercial real estate loan portfolio over the 12-month period since June 30, 2013, partially offset by continued repayments within our PCI loan portfolio. Commercial and industrial loan activity also showed positive growth during the first half of 2014 due to more brisk new loan demand in our New York markets and increased line usage and outstanding balances, despite some large repayments in both the non-PCI and PCI loan portfolios since June 30, 2013, as well as strong competition for quality new and existing loan relationships throughout all of our primary markets.

For the six months ended June 30, 2014, income before income taxes increased $1.6 million to $58.7 million as compared to the same period in 2013 due to a decrease in the provision for credit losses coupled with an increase in net interest income, partially offset by a decrease in non-interest income and an increase in the internal transfer expense. The provision for credit losses decreased $5.8 million to a negative provision of $2.9 million during the first half of 2014 as compared to the same period of 2013 partly due to a $5.7 million credit to our provision for losses on covered loans during the six months ended June 30, 2014. Net interest income increased $3.3 million to $153.1 million for the first half of 2014 as compared to the same period of 2013 due, in part, to the higher level of accretion on certain PCI loan pools. Non-interest income decreased $2.0 million as compared to the first half of 2013 largely due to the aggregate effect of changes in the FDIC loss-share receivable. Internal transfer expense increased $5.3 million to $63.3 million for the six months ended June 30, 2014 as compared to the same period of 2013.

The net interest margin decreased 21 basis points to 3.99 percent for the first half of 2014 as compared to the same period one year ago mainly as a result of a 28 basis point decrease in yield on average loans to 5.0 percent, partially offset by the 7 basis point decrease in the costs of our funding sources.
Investment Management

Average investments decreased $291.7 million during the six months ended June 30, 2014 as compared to the same period in 2013 mostly due to normal repayments and lower excess liquidity available for investment as we funded new loan growth over the last 12-month period.

For the six months ended June 30, 2014, income before income taxes increased approximately $9.2 million to $11.1 million as compared to $1.9 million for the same period in 2013 mostly due to a $6.9 million increase in net interest income and a $2.1 million decrease in internal transfer expense. The increase in net interest income was mainly driven higher yields on average investment securities which continued to be somewhat enhanced by a reduction in prepayments and premium amortization on certain mortgage-backed securities since June 2013 as a result of the higher level of long-term of market interest rates, and, to a much lesser extent, our redeployment of and $52.5 million in net proceeds from our sale of non-accrual debt securities in October 2013.

The net interest margin increased 65 basis points to 2.27 percent for the first half of 2014 as compared to the same period one year ago largely due to a 58 basis point increase in the yield on investments and lower costs associated with our funding sources.
Corporate and other adjustments
The loss before income taxes for the corporate segment decreased $3.2 million to $7.9 million for the six months ended June 30, 2014 as compared to $11.1 million for the same period in 2013 mainly caused by a $4.3 million increase in internal transfer income and a $2.4 million decrease in the net trading losses recognized during first half of 2014 as compared with the same period in 2013. The decrease in the net trading losses was primarily due to the recognition of non-cash mark to market losses recorded for the change in the valuation of our junior subordinated debentures carried at fair value during the first half of 2013. The positive effects of these items were partially negated by a $4.0 million decrease in net gains on securities transactions for the six months ended June 30, 2014 as compared with the same period in 2013 due to no investment securities sales during the first half of 2014.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2014. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2014. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2014. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2014 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2014. The model also utilizes an immediate parallel shift in the market interest rates at June 30, 2014.

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(1,196)	(0.28)%
+100	(5,785)	(1.34)
–100	(15,079)	(3.49)

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 1.34 percent. Our balance sheet sensitivity to such a move in interest rates at June 30, 2014 moderately decreased as compared to March 31, 2014 (which was a decrease of 1.46 percent in net interest income over a 12 month period) due, in part, to a $182.9 million decline in our short-term borrowings which are mostly immediately sensitive to a decline in interest rates, combined with continued fixed-rate loan growth and a $42.5 million decrease in interest bearing deposits with banks (comprised mostly of overnight cash deposits). Additionally, our current asset sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at June 30, 2014 that currently pay fixed and receive floating rates, as well as 3 interest rate caps with a total notional value of $225 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps, as well as a large portion of our interest rate caps, negatively impacted our net interest income during both the six months ended June 30, 2014 and 2013. We expect this negative trend to continue into the foreseeable future due to the Federal Reserve’s pledge to keep market interest rates low in an effort to help the economy. See Note 14 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at June 30, 2014.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within ninety days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.2 billion, representing 8.5 percent of earning assets, at June 30, 2014 and $1.3 billion, representing 9.3 percent of earning assets, at December 31, 2013. Of the $1.2 billion of liquid assets at June 30, 2014, approximately $525 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $366 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2014) are projected to be approximately $3.7 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal funds, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.4 billion and $10.1 billion for the second quarter of 2014 and for the year ended December 31, 2013, respectively, representing approximately 71.0 percent of average earning assets during both of the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $650 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at June 30, 2014. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2014, our borrowing capacity under the Federal Reserve's discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings increased $72.7 million to $354.2 million at June 30, 2014 as compared to $281.5 million at December 31, 2013 due to a $175 million increase in overnight federal funds purchased, partially offset by lower repo balances. At June 30, 2014 and December 31, 2013, all short-term repos represent customer deposit balances being swept into this vehicle overnight.
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
Investment Securities Portfolio

As of June 30, 2014, we had approximately $1.8 billion, $783.2 million, and $14.2 million in held to maturity, available for sale and trading securities, respectively. At June 30, 2014, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2014.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,322,513	$36,916	$(12,003)	$1,347,426
AA Rated	263,339	9,439	(1,643)	271,135
A Rated	29,828	1,522	(59)	31,291
BBB Rated	44,753	3,933	(98)	48,588
Non-investment grade	29,324	2,462	(375)	31,411
Not rated	136,386	172	(12,288)	124,270
Total investment securities held to maturity	$1,826,143	$54,444	$(26,466)	$1,854,121
Available for sale investment grades:*
AAA Rated	$621,616	$4,532	$(15,301)	$610,847
AA Rated	13,689	715	(286)	14,118
A Rated	47,744	1,033	(1,836)	46,941
BBB Rated	46,276	690	(435)	46,531
Non-investment grade	39,283	1,375	(2,665)	37,993
Not rated	26,937	594	(756)	26,775
Total investment securities available for sale	$795,545	$8,939	$(21,279)	$783,205

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $136.4 million in investments not rated by the rating agencies with aggregate unrealized losses of $12.3 million at June 30, 2014. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2014, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes non-investment grade rated investments with amortized costs and fair values totaling $39.3 million and $38.0 million, respectively, at June 30, 2014. The $2.7 million in gross unrealized losses for this category almost entirely relate to 4 trust preferred securities (including 2 pooled trust preferred securities) and 5 private label mortgage-backed securities. Of the nine securities, six were found to be other-than-temporarily impaired prior to the year ended December 31, 2013.

See “Other-Than-Temporary Impairment Analysis” section of Note 7 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,064,751	$2,019,099	$1,995,084	$1,997,353	$1,988,404
Commercial real estate:
Commercial real estate	5,100,442	5,083,744	4,981,675	4,814,670	4,437,712
Construction	413,262	413,795	429,231	423,789	426,891
Total commercial real estate	5,513,704	5,497,539	5,410,906	5,238,459	4,864,603
Residential mortgage	2,461,516	2,472,180	2,499,965	2,532,370	2,412,968
Consumer:
Home equity	436,360	440,006	449,009	449,309	455,166
Automobile	1,021,782	957,036	901,399	862,843	835,271
Other consumer	252,762	227,804	215,084	195,327	184,796
Total consumer loans	1,710,904	1,624,846	1,565,492	1,507,479	1,475,233
Total non-covered loans	11,750,875	11,613,664	11,471,447	11,275,661	10,741,208
Covered loans (1)	62,553	80,930	96,165	121,520	141,817
Total loans (2)	$11,813,428	$11,694,594	$11,567,612	$11,397,181	$10,883,025
As a percent of total loans:
Commercial and industrial	17.5%	17.3%	17.3%	17.5%	18.3%
Commercial real estate	46.7%	47.0%	46.8%	46.0%	44.6%
Residential mortgage	20.8%	21.1%	21.6%	22.0%	22.2%
Consumer loans	14.5%	13.9%	13.5%	13.2%	13.6%
Covered loans	0.5%	0.7%	0.8%	1.1%	1.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.

(2)
Total loans are net of unearned discount and deferred loan fees totaling $7.3 million, $6.1 million, $5.6 million, $6.3 million, and $8.3 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $137.2 million, or 4.7 percent on an annualized basis, to $11.8 billion at June 30, 2014 from March 31, 2014, despite a $48.6 million decrease in our non-covered PCI loan portion of the portfolio. The increase in total non-covered loans was mainly due to organic growth across several loan portfolios, except for residential mortgage, home equity and construction loans (as discussed below).

Total commercial and industrial loans increased $45.7 million from March 31, 2014 to approximately $2.1 billion at June 30, 2014 due, in part, to brisk new loan demand generally in our New York markets, but also various customer segments within New Jersey, as well as continued growth in new lending relationships moving to Valley from other financial institutions. These new loan volumes more than offset our normal repayment and refinance activity, including a $11.4 million decline in the PCI loan portfolio. However, we continued to experience strong market competition for quality new and existing loan relationships during the second quarter and, although total outstanding balances and customer usage have both increased for commercial lines of credit, total commitments for such lines of credit declined as compared to the first quarter of 2014.

Total commercial real estate loans (excluding construction loans) increased $16.7 million from March 31, 2014 to $5.1 billion at June 30, 2014, despite a $29.2 million decrease in PCI loans. Loan origination volumes and demand were seen across many segments of commercial real estate borrowers, but with a lower level of new co-op building loans within our New York City markets as compared to the last several quarters. The decline in the non-covered PCI loans was due to normal payments, as well as prepayments caused by strong competition in the Long Island market, and, to a much lesser extent, excess borrower liquidity. Construction loans totaling $413.3 million at June 30, 2014 remained relatively unchanged from March 31, 2014 mainly due to normal repayment activity coupled with moderate new loan demand, a low level of advances on existing construction loans, and a $5.9 million decline in non-covered PCI loans during the second quarter of 2014.

Total residential mortgage loans decreased $10.7 million to approximately $2.5 billion at June 30, 2014 from March 31, 2014 mostly due to normal loan repayments and some lost refinance activity that outpaced our new and refinanced loans originated for investment during the second quarter of 2014. Total residential mortgage loan originations were $54.3 million for the second quarter of 2014 and declined over 16 percent as compared to the first quarter of 2014 and nearly 89 percent from the second quarter of 2013 as the higher level of mortgage interest rates since June 2013 has had a significant negative impact on demand in the consumer refinance market. In addition to the $54.3 million of loan originations, we purchased $7.7 million of loans from third party originators during the second quarter of 2014. From time to time, we purchase residential mortgage loans, as well as automobile loans, originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase. Valley sold approximately $23.6 million of residential mortgages (including the loans held for sale at March 31, 2014) during the second quarter, as compared to $32.5 million for the first quarter of 2014 and $475.3 million for the second quarter of 2013.

Total consumer loans increased $86.1 million from March 31, 2014 largely due to increases in both the automobile and other consumer loan portfolios, partially offset by a decrease in home equity loans during the second quarter of 2014. Automobile loans increased by $64.7 million to $1.0 billion at June 30, 2014 as compared to March 31, 2014. During the second quarter of 2014, our new organic auto loan volumes continued to be solid due to the overall strength of the U.S. auto markets and our competitive positioning within our network of auto dealers. Valley has not deviated from its conservative underwriting standards, nor participated in the subprime auto lending markets to achieve its growth in auto lending. Additionally, we made no auto loan purchases from third party originators during the three months ended June 30, 2014. Other consumer loans increased $25.0 million to $252.8 million at June 30, 2014 as compared to $227.8 million at March 31, 2014 mainly due to an increase in total collateralized personal lines of credit commitments and customer line usage. Home equity loans declined $3.6 million to $436.4 million at June 30, 2014 as compared to March 31, 2014 largely due to low demand, customer repayments and a $1.2 million decrease in non-covered PCI loans.

We are cautiously optimistic that we will continue to experience solid overall loan growth in the third quarter of 2014 and beyond, despite the strong market competition for high quality commercial credits within the New York metropolitan area and the low levels of residential mortgage loan activity. However, we can make no assurances that our total loans will increase, or remain at current levels in the future.

Much of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. We are witnessing some increased activity across Valley’s entire geographic footprint, however the New York and Long Island markets continue to account for a disproportionate percentage of our lending activity. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans acquired in 2010 for which the Bank will share losses with the FDIC which totaled $613.1 million and $62.6 million, respectively, at June 30, 2014. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

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

At both acquisition and subsequent quarterly reporting dates, we use a third party service provider to assist with validation of our assessment of the contractual and estimated cash flows. Valley provides the third party with updated loan-level information derived from Valley’s main operating system, contractually required loan payments and expected cash flows for each loan pool individually reviewed by us. Using this information, the third party provider determines both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows was subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield received back from the third party were reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014		2013
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$661,669	$187,419	$909,752	$113,952
Accretion	11,428	(11,428)	12,462	(12,462)
Payments received	(59,750)	—	(112,626)	—
Net (decrease) increase in expected cash flows	—	(77,081)	—	120,884
Transfers to other real estate owned	(295)	—	—	—
Balance, end of the period	$613,052	$98,910	$809,588	$222,374
Covered loans:
Balance, beginning of the period	$73,860	$22,446	$154,096	$39,186
Accretion	6,081	(6,081)	5,177	(5,177)
Payments received	(23,205)	—	(22,751)	—
Net increase in expected cash flows	—	7,067	—	—
Transfers to other real estate owned	(965)	—	(1,885)	—
Provision for losses on covered loans	5,671	—	110	—
Balance, end of the period	$61,442	$23,432	$134,747	$34,009

	Six Months Ended June 30,
	2014		2013
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$710,103	$198,198	$986,990	$126,749
Accretion	22,207	(22,207)	25,259	(25,259)
Payments received	(118,963)	—	(202,661)	—
Net (decrease) increase in expected cash flows	—	(77,081)	—	120,884
Transfers to other real estate owned	(295)	—	—	—
Balance, end of the period	$613,052	$98,910	$809,588	$222,374
Covered loans:
Balance, beginning of the period	$89,095	$25,601	$171,182	$42,560
Accretion	9,236	(9,236)	8,615	(8,615)
Payments received	(39,765)	—	(41,907)	—
Net increase in expected cash flows	—	7,067	—	64
Transfers to other real estate owned	(2,795)	—	(5,419)	—
Provision for losses on covered loans	5,671	—	2,276	—
Balance, end of the period	$61,442	$23,432	$134,747	$34,009

The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The net decrease during the three and six months ended June 30, 2014 was mainly due to an increase in the expected repayment speeds for certain pools of non-covered PCI loans during the second quarter of 2014. Conversely, the net increase during the three and six months ended June 30, 2013 was largely due to additional cash flows caused by longer than originally expected durations for other pools of non-covered PCI loans. Based upon the reforecasted cash flows, the average expected life of the non-covered PCI loans (which represented almost 91 percent of total PCI loans at June 30, 2014) decreased to 2.2 years years during the second quarter of 2014 from approximately 4 years years last forecasted during the second quarter of 2013.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $1.1 million at June 30, 2014 as compared to $7.1 million at June 30, 2013. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. We recognized a negative (credit) provision for losses on covered loans totaling $5.7 million for both the three and six months ended June 30, 2014, and $110 thousand and $2.3 million, for the three and six months ended June 30, 2013, respectively. The negative provisions during both 2014 and 2013 related to decreases in the additional estimated credit impairment of certain loan pools subsequent to acquisition.

Although we recognized additional credit impairment for certain covered pools in 2011 and the lower levels of accretion shown in the table above due to the normal contraction in the PCI loan portfolios year over year, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected at the acquisition dates. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the three and six months ended June 30, 2014, we reduced our FDIC loss-share receivable by $2.1 million and $4.0 million, respectively, due to the prospective recognition of the effect of additional cash flows from covered loan pools with a corresponding reduction in non-interest income for the period (see table in the next section below).

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

The following table presents changes in the FDIC loss-share receivable for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of the period	$31,257	$43,413	$32,757	$44,996
Discount accretion of the present value at the acquisition dates	12	32	23	65
Effect of additional cash flows on covered loans (prospective recognition)	(2,104)	(3,467)	(3,960)	(4,949)
Decrease in the provision for losses on covered loans	(4,417)	(105)	(4,417)	(2,783)
Other reimbursable expenses	990	1,540	1,503	2,492
(Reimbursements from) payments to the FDIC	(2,859)	(727)	(4,283)	865
Other	(2,192)	—	(936)	—
Balance, end of the period	$20,687	$40,686	$20,687	$40,686
The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $7.7 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively, and a reduction of $7.8 million and $5.2 million to non-interest income for the six months ended June 30, 2014 and 2013, respectively. The higher level of reductions to non-interest income for the three and six months ended June 30, 2014 were largely due to the negative (credit) provision for losses on covered loans during the second quarter of 2014 resulting in a $4.4 million decrease in the estimated losses covered by the loss-sharing agreements with the FDIC. During the three months ended June 30, 2014, the FDIC loss-share receivable was also reduced by $2.2 million (as shown in the "other" category in the table above) due to the FDIC's portion of loan recoveries related to closed (or zero-balance) loan pools.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, non-performing loans held for sale, other real estate owned (OREO), other repossessed assets (which consist of two aircraft and several automobiles) and non-accrual debt securities at June 30, 2014. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the current economy, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets over the past five quarters and has decreased significantly at June 30, 2014 as compared to one year ago (as shown in the table below). Our past due loans and non-accrual loans in the table below exclude our non-covered and covered PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$4,918	$5,689	$6,398	$3,065	$1,598
Commercial real estate	3,493	16,169	9,142	6,276	13,842
Construction	3,988	5,616	1,186	—	3,987
Residential mortgage	7,865	6,238	6,595	8,221	7,809
Consumer	3,350	2,685	3,792	3,773	3,385
Total 30 to 59 days past due	23,614	36,397	27,113	21,335	30,621
60 to 89 days past due:
Commercial and industrial	783	599	571	957	1,927
Commercial real estate	57	2,377	2,442	23,828	5,104
Construction	5,332	—	4,577	—	1,785
Residential mortgage	1,989	1,721	1,939	1,857	2,810
Consumer	788	613	784	864	753
Total 60 to 89 days past due	8,949	5,310	10,313	27,506	12,379
90 or more days past due:
Commercial and industrial	450	199	233	342	—
Commercial real estate	2,212	137	7,591	232	259
Construction	—	—	—	—	150
Residential mortgage	546	1,033	1,549	1,980	2,342
Consumer	161	205	118	235	349
Total 90 or more days past due	3,369	1,574	9,491	2,789	3,100
Total accruing past due loans	$35,932	$43,281	$46,917	$51,630	$46,100
Non-accrual loans: (1)
Commercial and industrial	$8,096	$8,293	$21,029	$23,941	$20,913
Commercial real estate	32,507	26,909	43,934	53,752	55,390
Construction	6,534	6,569	8,116	13,070	13,617
Residential mortgage	19,190	20,720	19,949	23,414	26,054
Consumer	2,106	2,149	2,035	1,906	2,549
Total non-accrual loans	68,433	64,640	95,063	116,083	118,523
Non-performing loans held for sale	7,850	27,329	—	—	—
Other real estate owned (OREO) (2)	14,984	16,674	19,580	19,372	21,327
Other repossessed assets	1,104	1,995	6,447	6,378	7,549
Non-accrual debt securities (3)	4,527	3,963	3,771	52,334	50,972
Total non-performing assets (NPAs)	$96,898	$114,601	$124,861	$194,167	$198,371
Performing troubled debt restructured loans	$108,538	$114,668	$107,037	$116,852	$117,052
Total non-accrual loans as a % of loans	0.58%	0.55%	0.82%	1.02%	1.09%
Total NPAs as a % of loans and NPAs	0.81	0.97	1.07	1.68	1.81
Total accruing past due and non-accrual loans as a % of loans	0.88	0.92	1.23	1.47	1.51
Allowance for losses on non-covered loans as a % of non-accrual loans	148.97	154.14	112.08	90.90	93.12

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties (i.e., subject to loss-sharing agreements with the FDIC) totaling $11.2 million, $11.6 million, $12.3 million, $9.3 million and $13.0 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value net of net unrealized losses totaling $823 thousand, $1.4 million and $1.6 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively, and net unrealized gains totaling $5.2 million and $3.8 million at September 30, 2013 and June 30, 2013, respectively.

Total NPAs decreased $17.7 million from March 31, 2014 to $96.9 million at June 30, 2014 largely due to decreases in both non-performing loans held for sale (mostly due to sales completed during the second quarter of 2014) and a decline in OREO balances, partially offset by an increase in non-accrual loans as discussed further below.

Loans past due 30 to 59 days decreased $12.8 million to $23.6 million at June 30, 2014 compared to March 31, 2014 mostly due to decreases of $12.7 million and $1.6 million in the commercial real estate and construction loans, respectively, partially offset by a $1.6 million increase in residential mortgage loans. The decreases within the commercial real estate and construction loan categories were largely driven by the completion of the renewal underwriting process for performing matured loans during the second quarter of 2014, which were reported in this delinquency category at March 31, 2014.

Loans past due 60 to 89 days increased $3.6 million to $8.9 million at June 30, 2014 compared to March 31, 2014 mainly due to a $5.3 million increase in construction loan delinquencies, partially offset by a $2.3 million decline in the commercial mortgage delinquencies mostly due to better performance. The $5.3 million increase was entirely due to two new performing matured loans in the normal process of renewal reported at June 30, 2014. Partially offsetting this increase, commercial real estate loans within this past due category declined $2.3 million to $57 thousand at June 30, 2014 from $2.4 million at March 31, 2014 partially due to better performance and two loans totaling $996 thousand that migrated to non-accrual loans during the second quarter.

Loans past due 90 days or more and still accruing increased $1.8 million to $3.4 million at June 30, 2014 compared to $1.6 million at March 31, 2014. Within this past due category, commercial real estate loans and commercial and industrial loans increased $2.1 million and $251 thousand due almost entirely to two new performing matured loans in the normal process of renewal at June 30, 2014. All other loan types within this delinquency category declined during the second quarter of 2014.

Non-accrual loans increased $3.8 million to $68.4 million at June 30, 2014 as compared to $64.6 million at March 31, 2014 mainly due to a $5.6 million increase within the commercial real estate loan category caused, in part, by one new large non-accrual loan. All other loan types within the non-accrual loan category moderately declined during the second quarter of 2014.

Non-performing loans held for sale decreased $19.5 million to $7.9 million at June 30, 2014 from $27.3 million at March 31, 2014. The decrease was primarily due to the sale of loans totaling $17.2 million during the second quarter of 2014, as well as a $2.3 million valuation write-down related to one non-performing commercial real estate loan that remained in loans held for sale at June 30, 2014. The loan sales and valuation write-down resulted in an aggregate net loss of $132 thousand for the second quarter of 2014 recognized as a component of the net gains on sales of loans category of our non-interest income.

OREO properties decreased $1.7 million to $15.0 million at June 30, 2014 from $16.7 million at March 31, 2014 primarily due to the sale of 10 properties with net carrying values of approximately $3.7 million, partially offset by $1.9 million of loan collateral transfers (consisting of five residential and two commercial real estate properties) into OREO and net recoveries of valuation write-downs totaling $108 thousand during the second quarter of 2014. The 10 OREO sales resulted in an aggregate net gain of $257 thousand for the second quarter of 2014. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. Although we have experienced an increase in the amount of foreclosures working through the courts, we believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Other repossessed assets decreased $891 thousand to $1.1 million at June 30, 2014 as compared to $2.0 million at March 31, 2014 mainly due to the sale of one repossessed aircraft with a carrying value of $699 thousand, as well as a moderate decline in repossessed automobiles. The aircraft sale resulted in an immaterial gain for the second quarter of 2014.

Non-accrual debt securities increased $564 thousand from March 31, 2014 and totaled approximately $4.5 million at June 30, 2014. The increase in the carrying value of non-accrual debt securities from the linked quarter was entirely due to a decrease in the unrealized losses on such securities. The non-accrual securities consist of two previously impaired pooled trust preferred security issuances with an aggregate unamortized cost of $5.4 million at June 30, 2014.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $108.5 million at June 30, 2014 and consisted of 101 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $114.7 million at March 31, 2014. On an aggregate basis, the $108.5 million in performing TDRs at June 30, 2014 had a modified weighted average interest rate of approximately 4.77 percent as compared to a pre-modification weighted average interest rate of 5.38 percent.
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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Average loans outstanding	$11,771,299	$11,641,511	$10,986,603	$11,706,764	$11,017,436
Beginning balance - Allowance for credit losses	$109,253	$117,112	$124,364	$117,112	$132,495
Loans charged-off:
Commercial and industrial	(1,340)	(8,614)	(1,441)	(9,954)	(8,766)
Commercial real estate	(862)	(3,851)	(4,014)	(4,713)	(4,612)
Construction	(1,170)	(639)	(375)	(1,809)	(1,770)
Residential mortgage	(212)	(63)	(1,666)	(275)	(2,558)
Consumer	(1,167)	(1,072)	(860)	(2,239)	(2,369)
	(4,751)	(14,239)	(8,356)	(18,990)	(20,075)
Charged-off loans recovered:
Commercial and industrial	4,420	544	602	4,964	1,940
Commercial real estate	556	1,337	50	1,893	65
Construction	912	—	—	912	—
Residential mortgage	157	79	68	236	138
Consumer	721	422	600	1,143	996
	6,766	2,382	1,320	9,148	3,139
Net charge-offs (1) (2)	2,015	(11,857)	(7,036)	(9,842)	(16,936)
Provision charged for credit losses	(5,671)	3,998	2,552	(1,673)	4,321
Ending balance - Allowance for credit losses	$105,597	$109,253	$119,880	$105,597	$119,880
Components of allowance for credit losses:
Allowance for non-covered loans	$101,942	$99,639	$110,374	$101,942	$110,374
Allowance for covered loans	1,111	7,070	7,070	1,111	7,070
Allowance for loan losses	103,053	106,709	117,444	103,053	117,444
Allowance for unfunded letters of credit	2,544	2,544	2,436	2,544	2,436
Allowance for credit losses	$105,597	$109,253	$119,880	$105,597	$119,880
Components of provision for credit losses:
Provision for losses on non-covered loans	$—	$4,949	$2,746	$4,949	$6,456
Provision for losses on covered loans	(5,671)	—	(110)	(5,671)	(2,276)
Provision for loan losses	(5,671)	4,949	2,636	(722)	4,180
Provision for unfunded letters of credit	—	(951)	(84)	(951)	141
Provision for credit losses	$(5,671)	$3,998	$2,552	$(1,673)	$4,321
Ratio of net charge-offs of non-covered loans to average loans outstanding	(0.08)%	0.41%	0.26%	0.16%	0.30%
Ratio of total net charge-offs to average loans outstanding	(0.07)	0.41	0.26	0.17	0.31
Allowance for non-covered loan losses as a % of non-covered loans	0.87	0.86	1.03	0.87	1.03
Allowance for credit losses as a % of total loans	0.89	0.93	1.10	0.89	1.10

(1)
For both the three and six months ended June 30, 2014, loan charge-offs and charged-off loan recoveries included $749 thousand and $462 thousand, respectively, related to covered loans, and loan charge-offs of $146 thousand for the six months ended June 30, 2013. There were no charge-offs of covered loans for the three months ended March 31, 2014 and June 30, 2013. Covered loan charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

(2)
For the three months ended March 31, 2014, the commercial and industrial loan, commercial real estate loan, and construction loan categories for loans charged-off included $4.8 million, $3.0 million and $536 thousand of charge-offs, respectively, related to the valuation of non-performing loans transferred to loans held for sale at March 31, 2014.

For the second quarter of 2014, we recognized net loan recoveries on non-covered loans totaling $2.3 million as compared to net loan charge-offs of $11.9 million and $7.0 million for the first quarter of 2014 and second quarter of 2013, respectively. The decrease in loan charge-offs as compared to the linked first quarter was largely due to the valuation charge of $8.3 million recognized in the first quarter on certain non-performing loans transferred to loans held for sale and aggregate loan charge-off recoveries totaling $4.3 million related to two commercial and industrial loans during the second quarter of 2014. For the covered loan pools, net charge-offs totaled $287 thousand during the second quarter of 2014 as compared to no net charge-offs recognized in the first quarter of 2014 and second quarter of 2013. Charge-offs on covered loan pools, when incurred, are substantially covered by loss-sharing agreements with the FDIC.

We recorded no provision for losses on non-covered loans and unfunded letters of credit for the second quarter of 2014 as compared to $4.0 million for the first quarter of 2014 and $2.7 million for the second quarter of 2013. The decrease in the provision as compared to the prior periods was largely due to the aforementioned net recoveries of loan charge-offs during the second quarter of 2014 combined with other positive trends in our loan portfolio, including lower levels of delinquencies and internally classified loans. During the second quarters of 2014 and 2013, we recorded a negative (credit) provision for losses on covered loans totaling $5.7 million and $110 thousand, respectively, related to decreases in the estimated additional credit impairment of certain loan pools subsequent to acquisition. No provision was recorded for the linked first quarter of 2014. The negative provision during the second quarter of 2014 resulted in a partially offsetting $4.4 million decrease in other non-interest income and our FDIC loss-share receivable due to the change in the portion of the estimated losses covered by the loss-sharing agreements with the FDIC. As a result of the aforementioned net charge-offs and negative provision totaling $287 thousand and $5.7 million, respectively, during the second quarter of 2014, our allowance for losses on covered loans was reduced to $1.1 million at June 30, 2014 (as shown in the table below).

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2014		March 31, 2014		June 30, 2013
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$49,883	2.42%	$51,965	2.57%	$55,656	2.80%
Commercial real estate loans:
Commercial real estate	25,882	0.51%	22,951	0.45%	25,193	0.57%
Construction	9,385	2.27%	8,999	2.17%	11,554	2.71%
Total commercial real estate loans	35,267	0.64%	31,950	0.58%	36,747	0.76%
Residential mortgage loans	6,989	0.28%	6,856	0.28%	8,398	0.35%
Consumer loans:
Home equity	1,188	0.27%	1,047	0.24%	1,600	0.35%
Auto and other consumer	4,180	0.33%	3,056	0.26%	3,481	0.34%
Total consumer loans	5,368	0.31%	4,103	0.25%	5,081	0.34%
Unallocated	6,979	—	7,309	—	6,928	—
Allowance for non-covered loans and unfunded letters of credit	104,486	0.89%	102,183	0.88%	112,810	1.05%
Allowance for covered loans	1,111	1.78%	7,070	8.74%	7,070	4.99%
Total allowance for credit losses	$105,597	0.89%	$109,253	0.93%	$119,880	1.10%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.89 percent at June 30, 2014 as compared to 0.88 percent and 1.05 percent at March 31, 2014 and June 30, 2013, respectively. At June 30, 2014, our allocations for losses on commercial real estate loans, and auto and other consumer loans increased largely due to the significant loan growth in these portfolios over the last several quarters, combined with some mixed signals from certain economic indicators during the second quarter of 2014. However, we are cautiously optimistic about the direction of the current economy. Overall, our current levels of loan delinquencies, internally classified loans, and net loan charge-offs continued to trend downward during the second quarter of 2014 and positively impacted our estimate of the allowance for credit losses at June 30, 2014.

Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $613.1 million) was 0.94 percent at June 30, 2014 as compared to 0.93 percent at March 31, 2014. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. There were no allocated reserves for non-covered PCI loans at June 30, 2014, March 31, 2014 and June 30, 2013.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at June 30, 2014.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only four loan repurchases for all of 2013 and two loan repurchases during the six months ended June 30, 2014). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at June 30, 2014 and December 31, 2013. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $1.6 billion and $1.5 billion at June 30, 2014 and December 31, 2013, and represented 9.6 and 9.5 percent of total assets, respectively. During the six months ended June 30, 2014, total shareholders’ equity increased $32.6 million, which was comprised of (i) net income of $63.4 million, (ii) an $8.0 million decrease in our accumulated other comprehensive loss, (iii) a $2.4 million increase in net proceeds from the re-issuance of 239 thousand shares of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $2.8 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $44.0 million. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and six months ended June 30, 2014.

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

Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016. Valley’s Tier 1 capital position included $44.0 million of its outstanding trust preferred securities issued by capital trusts as of June 30, 2014 and as of December 31, 2013.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at June 30, 2014 and December 31, 2013.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2014
Total Risk-based Capital
Valley	$1,423,013	11.9%	$957,065	8.0%	$ N/A	N/A%
Valley National Bank	1,387,122	11.6	955,938	8.0	1,194,923	10.0
Tier 1 Risk-based Capital
Valley	1,172,179	9.8	478,372	4.0	N/A	N/A
Valley National Bank	1,261,429	10.6	477,969	4.0	716,954	6.0
Tier 1 Leverage Capital
Valley	1,172,179	7.4	632,504	4.0	N/A	N/A
Valley National Bank	1,261,429	8.0	632,598	4.0	790,748	5.0
As of December 31, 2013
Total Risk-based Capital
Valley	$1,403,836	11.9%	$946,448	8.0%	$ N/A	N/A%
Valley National Bank	1,376,695	11.6	945,854	8.0	1,182,317	10.0
Tier 1 Risk-based Capital
Valley	1,141,526	9.7	473,224	4.0	N/A	N/A
Valley National Bank	1,239,510	10.5	472,927	4.0	709,390	6.0
Tier 1 Leverage Capital
Valley	1,141,526	7.3	628,256	4.0	N/A	N/A
Valley National Bank	1,239,510	7.9	627,333	4.0	784,167	5.0
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
Tangible book value is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2014	December 31, 2013
	($ in thousands except for share data)
Common shares outstanding	200,467,301	199,593,109
Shareholders’ equity	$1,573,656	$1,541,040
Less: Goodwill and other intangible assets	460,369	464,364
Tangible shareholders’ equity	$1,113,287	$1,076,676
Tangible book value per common share	$5.55	$5.39
Book value per common share	$7.85	$7.72

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 31.3 percent for the six months ended June 30, 2014. Our rate of earnings retention increased from the year ended December 31, 2013 largely due to a 32.3 percent reduction in our quarterly cash dividend amount per common share (see more details below), as well as, among other factors, the positive impact on earnings from the loan growth within several segments of our non-PCI loan portfolio, and a decrease in cost of our long-term borrowings due to the early redemption of our 7.75 percent junior subordinated debentures in October 2013. However, the potential future deterioration in our earnings and financial condition resulting from a protracted period of low market interest rates, continued intense competition for strong loan relationships, a downturn in the economy, as well as net impairment losses on securities within our investment portfolio may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.22 and $0.33 per common share for the six months ended June 30, 2014 and 2013, respectively. In November 2013, the Board reduced the quarterly dividend amount per share by $0.0525. While our performance and capital are strong, the quarterly retention of a higher amount of capital should provide us more flexibility to grow the business. The dividend reduction was not the result of any regulatory actions. The Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in anticipation of new higher capital levels as required under the new Basel Rules.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 in the MD&A section -“Off-Balance Sheet Arrangements” and Notes 13, 14 and 15 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 68 for a discussion of interest rate sensitivity.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2014 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1, 2014 to April 30, 2014	—	$—	—	4,112,465
May 1, 2014 to May 31, 2014	—	—	—	4,112,465
June 1, 2014 to June 30, 2014	328	10.01	—	4,112,465
Total	328		—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2014.

(2)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:

	A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on March 3, 2014.

	B.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2013.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
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

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 8, 2014	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: August 8, 2014	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer