Form 10-Q
period 2014-09-30
VALLEY NATIONAL BANCORP
filed 2014-11-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 231,492,358 shares were outstanding as of November 6, 2014.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Cash and due from banks	$352,799	$234,253
Interest bearing deposits with banks	60,655	134,915
Investment securities:
Held to maturity (fair value of $1,838,632 at September 30, 2014 and $1,711,427 at December 31, 2013)	1,813,312	1,731,737
Available for sale	758,421	829,692
Trading securities	14,186	14,264
Total investment securities	2,585,919	2,575,693
Loans held for sale, at fair value	10,701	10,488
Non-covered loans	12,119,086	11,471,447
Covered loans	46,291	96,165
Less: Allowance for loan losses	(102,438)	(113,617)
Net loans	12,062,939	11,453,995
Premises and equipment, net	273,857	270,138
Bank owned life insurance	348,616	344,023
Accrued interest receivable	53,545	53,964
Due from customers on acceptances outstanding	5,426	5,032
FDIC loss-share receivable	16,180	32,757
Goodwill	428,234	428,234
Other intangible assets, net	30,168	36,130
Other assets	497,371	576,919
Total Assets	$16,726,410	$16,156,541
Liabilities
Deposits:
Non-interest bearing	$3,596,621	$3,717,271
Interest bearing:
Savings, NOW and money market	6,081,538	5,422,722
Time	2,183,328	2,179,269
Total deposits	11,861,487	11,319,262
Short-term borrowings	297,719	281,455
Long-term borrowings	2,797,828	2,792,306
Junior subordinated debentures issued to capital trusts	41,211	41,089
Bank acceptances outstanding	5,426	5,032
Accrued expenses and other liabilities	138,541	176,357
Total Liabilities	15,142,212	14,615,501
Shareholders’ Equity
Preferred stock, (no par value, authorized 30,000,000 shares; none issued)	—	—
Common stock, (no par value, authorized 332,023,233 shares; issued 200,685,721 shares at September 30, 2014 and 199,629,268 shares at December 31, 2013)	70,204	69,941
Surplus	1,411,246	1,403,375
Retained earnings	131,241	106,340
Accumulated other comprehensive loss	(28,387)	(38,252)
Treasury stock, at cost (10,755 common shares at September 30, 2014 and 36,159 common shares at December 31, 2013)	(106)	(364)
Total Shareholders’ Equity	1,584,198	1,541,040
Total Liabilities and Shareholders’ Equity	$16,726,410	$16,156,541
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$135,108	$134,160	$402,525	$401,125
Interest and dividends on investment securities:
Taxable	15,134	14,440	47,299	41,854
Tax-exempt	3,647	3,566	11,033	10,888
Dividends	1,522	1,517	4,702	4,701
Interest on federal funds sold and other short-term investments	48	96	102	614
Total interest income	155,459	153,779	465,661	459,182
Interest Expense
Interest on deposits:
Savings, NOW and money market	4,860	4,359	13,671	13,430
Time	6,981	7,279	20,196	23,184
Interest on short-term borrowings	218	94	840	378
Interest on long-term borrowings and junior subordinated debentures	28,732	30,378	84,843	90,598
Total interest expense	40,791	42,110	119,550	127,590
Net Interest Income	114,668	111,669	346,111	331,592
Provision for credit losses	(423)	5,334	(2,096)	9,655
Net Interest Income After Provision for Credit Losses	115,091	106,335	348,207	321,937
Non-Interest Income
Trust and investment services	2,411	2,138	7,097	6,372
Insurance commissions	3,632	4,224	12,621	12,276
Service charges on deposit accounts	5,722	6,362	17,109	17,874
Gains on securities transactions, net	103	9	102	4,008
Trading (losses) gains, net	(35)	2,231	(78)	(241)
Fees from loan servicing	1,806	1,851	5,262	5,089
(Losses) gains on sales of loans, net	(95)	2,729	1,497	32,155
Gains (losses) on sales of assets, net	83	(1,010)	211	(600)
Bank owned life insurance	1,571	1,553	4,593	4,318
Change in FDIC loss-share receivable	(3,823)	(2,005)	(11,610)	(7,180)
Other	2,680	4,308	9,183	12,509
Total non-interest income	14,055	22,390	45,987	86,580
Non-Interest Expense
Salary and employee benefits expense	45,501	47,434	140,683	145,739
Net occupancy and equipment expense	17,011	18,430	55,708	55,498
FDIC insurance assessment	3,534	3,909	10,214	12,836
Amortization of other intangible assets	2,201	2,264	6,898	5,794
Professional and legal fees	3,609	4,112	11,671	12,289
Advertising	1,664	1,203	2,814	4,855
Other	17,290	17,109	51,934	48,235
Total non-interest expense	90,810	94,461	279,922	285,246
Income Before Income Taxes	38,336	34,264	114,272	123,271
Income tax expense	10,654	7,143	23,235	30,918
Net Income	$27,682	$27,121	$91,037	$92,353
Earnings Per Common Share:
Basic	$0.14	$0.14	$0.45	$0.46
Diluted	0.14	0.14	0.45	0.46
Cash Dividends Declared per Common Share	0.11	0.16	0.33	0.49
Weighted Average Number of Common Shares Outstanding:
Basic	200,614,091	199,445,874	200,406,801	199,206,945
Diluted	200,614,091	199,445,874	200,406,801	199,206,945
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$27,682	$27,121	$91,037	$92,353
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(488)	1,929	13,851	(15,111)
Less reclassification adjustment for net gains included in net income	(60)	(6)	(59)	(2,330)
Total	(548)	1,923	13,792	(17,441)
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	313	226	619	6,977
Less reclassification adjustment for accretion of credit impairment losses included in net income	(115)	(110)	(294)	(219)
Total	198	116	325	6,758
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	1,251	(2,866)	(7,273)	(907)
Less reclassification adjustment for net losses included in net income	973	950	2,911	3,036
Total	2,224	(1,916)	(4,362)	2,129
Defined benefit pension plan
Net gains arising during the period	—	—	—	18,769
Amortization of prior service cost	—	134	—	395
Amortization of net loss	36	209	110	1,145
Recognition of loss due to curtailment	—	—	—	468
Total	36	343	110	20,777
Total other comprehensive income	1,910	466	9,865	12,223
Total comprehensive income	$29,592	$27,587	$100,902	$104,576
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$91,037	$92,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,562	14,639
Stock-based compensation	5,582	4,743
Provision for credit losses	(2,096)	9,655
Net amortization of premiums and accretion of discounts on securities and borrowings	18,324	19,025
Amortization of other intangible assets	6,898	5,794
Gains on securities transactions, net	(102)	(4,008)
Proceeds from sales of loans held for sale	75,182	1,031,767
Gains on sales of loans, net	(1,497)	(32,155)
Originations of loans held for sale	(67,483)	(901,624)
(Gains) losses on sales of assets, net	(211)	600
FDIC loss-share receivable (excluding reimbursements)	11,610	7,180
Net change in:
Trading securities	78	7,887
Fair value of borrowings carried at fair value	—	275
Cash surrender value of bank owned life insurance	(4,593)	(4,318)
Accrued interest receivable	419	(513)
Other assets	57,493	39,877
Accrued expenses and other liabilities	(36,048)	(23,354)
Net cash provided by operating activities	169,155	267,823
Cash flows from investing activities:
Net loan originations	(495,941)	(186,038)
Loans purchased	(128,684)	(231,008)
Investment securities held to maturity:
Purchases	(358,393)	(509,223)
Maturities, calls and principal repayments	268,868	394,003
Investment securities available for sale:
Purchases	(20,830)	(283,736)
Sales	5,447	4,401
Maturities, calls and principal repayments	106,323	153,421
Death benefit proceeds from bank owned life insurance	—	1,821
Proceeds from sales of real estate property and equipment	16,317	15,480
Purchases of real estate property and equipment	(18,106)	(9,458)
Reimbursements from the FDIC	4,967	2,138
Net cash used in investing activities	(620,032)	(648,199)
Cash flows from financing activities:
Net change in deposits	542,225	(143,907)
Net change in short-term borrowings	16,264	3,960
Advances of long-term borrowings	—	125,000
Repayments of long-term borrowings	—	(1,000)
Redemption of junior subordinated debentures	—	(15,000)
Cash dividends paid to common shareholders	(66,047)	(96,870)
Common stock issued, net	2,721	5,494
Net cash provided by (used in) financing activities	495,163	(122,323)
Net change in cash and cash equivalents	44,286	(502,699)
Cash and cash equivalents at beginning of year	369,168	853,100
Cash and cash equivalents at end of period	$413,454	$350,401

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$120,086	$129,502
Federal and state income taxes	28,669	15,267
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$9,053	$16,589
Transfer of loans to loans held for sale	27,329	—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Note 2. Business Combinations

On November 1, 2014, Valley acquired 1st United Bancorp, Inc. ("1st United") (Nasdaq: FUBC) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, before purchase accounting adjustments. The 1st United acquisition brings to Valley a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders.

In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014.

Merger expenses totaled $480 thousand and $1.1 million for the three and nine months ended September 30, 2014, respectively, which largely related to professional and legal fees included in non-interest expense on the consolidated statements of income.

Note 3. Earnings Per Common Share

Common stock equivalents represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore would have an anti-dilutive effect on the diluted earnings per common share calculation. All of Valley's common stock equivalents were anti-dilutive as of September 30, 2014 and 2013, and therefore excluded from the diluted weighted-average number of shares outstanding presented on the consolidated statements of income. Anti-dilutive common stock options and warrants totaled approximately 6.6 million shares for both the three and nine months ended September 30, 2014 and 7.2 million shares for both the three and nine months ended September 30, 2013.
Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and (Losses) on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2014	$(6,515)	$(679)	$(12,857)	$(10,246)	$(30,297)
Other comprehensive income before reclassifications	(488)	313	1,251	—	1,076
Amounts reclassified from other comprehensive income	(60)	(115)	973	36	834
Other comprehensive income, net	(548)	198	2,224	36	1,910
Balance at September 30, 2014	$(7,063)	$(481)	$(10,633)	$(10,210)	$(28,387)

Balance at December 31, 2013	$(20,855)	$(806)	$(6,271)	$(10,320)	$(38,252)
Other comprehensive income before reclassifications	13,851	619	(7,273)	—	7,197
Amounts reclassified from other comprehensive income	(59)	(294)	2,911	110	2,668
Other comprehensive income, net	13,792	325	(4,362)	110	9,865
Balance at September 30, 2014	$(7,063)	$(481)	$(10,633)	$(10,210)	$(28,387)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2014 and 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2014	2013	2014	2013	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$103	$9	$102	$4,008	Gains (losses) on securities transactions, net
Tax effect	(43)	(3)	(43)	(1,678)
Total net of tax	60	6	59	2,330
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	198	190	506	378	Interest and dividends on investment securities (taxable)
Tax effect	(83)	(80)	(212)	(159)
Total net of tax	115	110	294	219
Unrealized losses on derivatives (cash flow hedges) before tax	(1,674)	(1,637)	(4,986)	(5,231)	Interest expense
Tax effect	701	687	2,075	2,195
Total net of tax	(973)	(950)	(2,911)	(3,036)
Defined benefit pension plan:
Amortization of prior service cost	—	(229)	—	(672)	*
Amortization of net loss	(63)	(357)	(187)	(1,962)	*
Recognition of loss due to curtailment	—	—	—	(750)	*
Total before tax	(63)	(586)	(187)	(3,384)
Tax effect	27	243	77	1,376
Total net of tax	(36)	(343)	(110)	(2,008)
Total reclassifications, net of tax	$(834)	$(1,177)	$(2,668)	$(2,495)

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.
Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. It requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU No. 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods thereafter with early adoption permitted. Valley’s adoption of ASU No. 2014-15 is not expected to have a significant impact on its consolidated financial statements.

ASU No. 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure. (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 will be effective for reporting periods (including interim periods) beginning after December 15, 2014 and is not expected to have a significant impact on Valley's consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2014 and December 31, 2013. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2014	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$92,996	$92,996	$—	$—
U.S. government agency securities	45,014	—	45,014	—
Obligations of states and political subdivisions	37,615	—	37,615	—
Residential mortgage-backed securities	459,577	—	438,601	20,976
Trust preferred securities	21,244	—	16,519	4,725
Corporate and other debt securities	77,915	21,620	56,295	—
Equity securities	24,060	2,247	21,813	—
Total available for sale	758,421	116,863	615,857	25,701
Trading securities	14,186	—	14,186
Loans held for sale (1)	3,351	—	3,351	—
Other assets (2)	14,931	—	14,931	—
Total assets	$790,889	$116,863	$648,325	$25,701
Liabilities
Other liabilities (2)	$23,639	$—	$23,639	$—
Total liabilities	$23,639	$—	$23,639	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$7,350	$—	$7,350	$—
Collateral dependent impaired loans (3)	11,931	—	—	11,931
Loan servicing rights	2,130	—	—	2,130
Foreclosed assets (4)	12,433	—	—	12,433
Total	$33,844	$—	$7,350	$26,494

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $3.3 million and $10.4 million at September 30, 2014 and December 31, 2013, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

(4)	Includes covered real estate owned totaling $1.3 million and $7.6 million at September 30, 2014 and December 31, 2013, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013 are summarized below:

	Available for Sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of the period	$26,029	$79,112	$28,523	$71,674
Total net gains included in other comprehensive income for the period	341	218	563	11,657
Settlements	(669)	(1,119)	(3,385)	(5,120)
Balance, end of the period	$25,701	$78,211	$25,701	$78,211

No changes in unrealized losses on Level 3 securities held at September 30, 2014 and 2013 were included in earnings during the three and nine months ended September 30, 2014 and 2013. There were also no transfers of assets between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013.

There have been no material changes in the valuation methodologies used at September 30, 2014 from December 31, 2013.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at September 30, 2014:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	0.2 - 42.3	11.2%
		Default rate	2.9 - 23.1	8.1
		Loss severity	41.6 - 61.1	51.1

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

For two pooled securities in the Level 3 available for sale trust preferred securities category, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculations for both securities are received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2014 and December 31, 2013 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2014), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2014 and December 31, 2013.

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

Non-performing loans held for sale. At September 30, 2014, non-performing loans held for sale consisted of one commercial real estate loan that was transferred to the loans held for sale account during the first quarter of 2014. The fair value of the loan was determined using Level 2 inputs, and a third party broker was engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. At September 30, 2014, Valley established the fair market value based on a non-binding sale agreement selected by Valley during the bidding process that is expected to close during the fourth quarter of 2014. As a result, the loan was re-measured and reported at fair value of $7.4 million at September 30, 2014 resulting in a write-down of $500 thousand charged to non-interest income during the third quarter of 2014. During the nine months ended September 30, 2014, valuation write-downs charged to non-interest income related to this non-performing loan held for sale totaled $2.8 million.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At September 30, 2014, appraisals were discounted up to 38.2 percent based on specific market data by location and property type. During the quarter ended September 30, 2014, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $495 thousand and $3.7 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, collateral dependent impaired loans with a total recorded investment of $13.4 million were reduced by specific valuation allowance allocations totaling $1.5 million to a reported total net carrying amount of $11.9 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2014, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 25 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Largely due to a curtailment of actual and projected prepayment speeds, Valley recognized net recoveries of impairment charges totaling $131 thousand and $273 thousand for the three and nine months ended September 30, 2014, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets discounted up to 4.8 percent at September 30, 2014. At September 30, 2014, foreclosed assets included $12.4 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended September 30, 2014. The foreclosed assets charge-offs to the allowance for loan losses totaled $1.7 million and $3.7 million for the three and nine months ended September 30, 2014, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in a net loss of $799 thousand and $2.7 million within non-interest expense for the three and nine months ended September 30, 2014, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2014 and 2013:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in thousands)
Assets:
Trading securities	Trading (losses) gains, net	$(35)	$100	$(78)	$34
Loans held for sale	(Losses) gains on sales of loans, net	(95)	2,729	1,497	32,155
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	—	2,131	—	(275)
		$(130)	$4,960	$1,419	$31,914

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2014 and December 31, 2013 were as follows:

	Fair Value Hierarchy	September 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$352,799	$352,799	$234,253	$234,253
Interest bearing deposits with banks	Level 1	60,655	60,655	134,915	134,915
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,156	148,485	139,255	144,307
U.S. government agency securities	Level 2	13,881	14,207	4,427	4,365
Obligations of states and political subdivisions	Level 2	501,312	519,755	545,886	543,151
Residential mortgage-backed securities	Level 2	1,020,852	1,024,402	886,043	871,021
Trust preferred securities	Level 2	98,454	86,474	103,458	91,489
Corporate and other debt securities	Level 2	39,657	45,309	52,668	57,094
Total investment securities held to maturity		1,813,312	1,838,632	1,731,737	1,711,427
Net loans	Level 3	12,062,939	11,826,631	11,453,995	11,294,348
Accrued interest receivable	Level 1	53,545	53,545	53,964	53,964
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	133,586	133,586	137,234	137,234
Financial liabilities
Deposits without stated maturities	Level 1	9,678,159	9,678,159	9,139,993	9,139,993
Deposits with stated maturities	Level 2	2,183,328	2,245,962	2,179,269	2,206,427
Short-term borrowings	Level 1	297,719	297,719	281,455	281,455
Long-term borrowings	Level 2	2,797,828	3,019,564	2,792,306	3,036,953
Junior subordinated debentures issued to capital trusts	Level 2	41,211	46,064	41,089	45,261
Accrued interest payable (2)	Level 1	13,959	13,959	16,442	16,442

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Loans. Fair values of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. The discount rate is a product of both the applicable index and credit spread, subject to the estimated current new loan interest rates. The credit spread component is static for all maturities and may not necessarily reflect the value of estimating all actual cash flows re-pricing. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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
Note 7. Investment Securities

As of September 30, 2014, Valley had approximately $1.8 billion, $758.4 million, and $14.2 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
U.S. Treasury securities	$139,156	$9,329	$—	$148,485
U.S. government agency securities	13,881	326	—	14,207
Obligations of states and political subdivisions:
Obligations of states and state agencies	198,027	8,494	(419)	206,102
Municipal bonds	303,285	10,965	(597)	313,653
Total obligations of states and political subdivisions	501,312	19,459	(1,016)	519,755
Residential mortgage-backed securities	1,020,852	15,988	(12,438)	1,024,402
Trust preferred securities	98,454	185	(12,165)	86,474
Corporate and other debt securities	39,657	5,655	(3)	45,309
Total investment securities held to maturity	$1,813,312	$50,942	$(25,622)	$1,838,632
December 31, 2013
U.S. Treasury securities	$139,255	$5,567	$(515)	$144,307
U.S. government agency securities	4,427	—	(62)	4,365
Obligations of states and political subdivisions:
Obligations of states and state agencies	192,653	1,944	(5,473)	189,124
Municipal bonds	353,233	6,053	(5,259)	354,027
Total obligations of states and political subdivisions	545,886	7,997	(10,732)	543,151
Residential mortgage-backed securities	886,043	12,609	(27,631)	871,021
Trust preferred securities	103,458	363	(12,332)	91,489
Corporate and other debt securities	52,668	4,426	—	57,094
Total investment securities held to maturity	$1,731,737	$30,962	$(51,272)	$1,711,427

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2014 and December 31, 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2014
Obligations of states and political subdivisions:
Obligations of states and state agencies	$16,384	$(30)	$24,744	$(389)	$41,128	$(419)
Municipal bonds	—	—	51,368	(597)	51,368	(597)
Total obligations of states and political subdivisions	16,384	(30)	76,112	(986)	92,496	(1,016)
Residential mortgage-backed securities	135,266	(851)	327,191	(11,587)	462,457	(12,438)
Trust preferred securities	—	—	66,406	(12,165)	66,406	(12,165)
Corporate and other debt securities	247	(3)	—	—	247	(3)
Total	$151,897	$(884)	$469,709	$(24,738)	$621,606	$(25,622)
December 31, 2013
U.S. Treasury securities	$64,537	$(515)	$—	$—	$64,537	$(515)
U.S. government agency securities	4,365	(62)	—	—	4,365	(62)
Obligations of states and political subdivisions:
Obligations of states and state agencies	80,612	(5,473)	—	—	80,612	(5,473)
Municipal bonds	85,988	(5,154)	1,326	(105)	87,314	(5,259)
Total obligations of states and political subdivisions	166,600	(10,627)	1,326	(105)	167,926	(10,732)
Residential mortgage-backed securities	465,400	(27,631)	—	—	465,400	(27,631)
Trust preferred securities	9,750	(250)	56,480	(12,082)	66,230	(12,332)
Total	$710,652	$(39,085)	$57,806	$(12,187)	$768,458	$(51,272)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2014 was 86 as compared to 133 at December 31, 2013.

The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at September 30, 2014 relate to investment grade mortgage-backed securities issued or guaranteed by Ginnie Mae and government sponsored enterprises.
The unrealized losses for trust preferred securities at September 30, 2014 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2014.
Management does not believe that any individual unrealized loss as of September 30, 2014 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, credit losses or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of September 30, 2014, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $910.0 million.
The contractual maturities of investments in debt securities held to maturity at September 30, 2014 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$67,436	$67,471
Due after one year through five years	51,163	56,054
Due after five years through ten years	338,008	355,791
Due after ten years	335,853	334,914
Residential mortgage-backed securities	1,020,852	1,024,402
Total investment securities held to maturity	$1,813,312	$1,838,632
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.3 years at September 30, 2014.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
U.S. Treasury securities	$99,829	$—	$(6,833)	$92,996
U.S. government agency securities	44,504	756	(246)	45,014
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,220	—	(108)	11,112
Municipal bonds	27,018	92	(607)	26,503
Total obligations of states and political subdivisions	38,238	92	(715)	37,615
Residential mortgage-backed securities	465,092	3,852	(9,367)	459,577
Trust preferred securities*	23,228	430	(2,414)	21,244
Corporate and other debt securities	77,413	1,506	(1,004)	77,915
Equity securities	23,071	1,576	(587)	24,060
Total investment securities available for sale	$771,375	$8,212	$(21,166)	$758,421
December 31, 2013
U.S. Treasury securities	$99,835	$—	$(15,170)	$84,665
U.S. government agency securities	48,407	923	(703)	48,627
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,441	—	(798)	10,643
Municipal bonds	27,671	751	(1,365)	27,057
Total obligations of states and political subdivisions	39,112	751	(2,163)	37,700
Residential mortgage-backed securities	524,781	3,967	(20,719)	508,029
Trust preferred securities*	23,333	113	(4,231)	19,215
Corporate and other debt securities	83,819	1,682	(2,103)	83,398
Equity securities	47,617	1,614	(1,173)	48,058
Total investment securities available for sale	$866,904	$9,050	$(46,262)	$829,692

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at September 30, 2014 and December 31, 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2014
U.S. Treasury securities	$—	$—	$92,996	$(6,833)	$92,996	$(6,833)
U.S. government agency securities	—	—	20,574	(246)	20,574	(246)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	11,111	(108)	11,111	(108)
Municipal bonds	10,939	(323)	14,495	(284)	25,434	(607)
Total obligations of states and political subdivisions	10,939	(323)	25,606	(392)	36,545	(715)
Residential mortgage-backed securities	59,755	(422)	300,773	(8,945)	360,528	(9,367)
Trust preferred securities	—	—	12,557	(2,414)	12,557	(2,414)
Corporate and other debt securities	25,297	(145)	28,499	(859)	53,796	(1,004)
Equity securities	46	(2)	15,059	(585)	15,105	(587)
Total	$96,037	$(892)	$496,064	$(20,274)	$592,101	$(21,166)
December 31, 2013
U.S. Treasury securities	$84,665	$(15,170)	$—	$—	$84,665	$(15,170)
U.S. government agency securities	26,402	(703)	—	—	26,402	(703)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,598	(798)	—	—	10,598	(798)
Municipal bonds	13,461	(1,365)	—	—	13,461	(1,365)
Total obligations of states and political subdivisions	24,059	(2,163)	—	—	24,059	(2,163)
Residential mortgage-backed securities	368,306	(18,434)	24,734	(2,285)	393,040	(20,719)
Trust preferred securities	2,024	(25)	15,022	(4,206)	17,046	(4,231)
Corporate and other debt securities	53,654	(2,073)	2,471	(30)	56,125	(2,103)
Equity securities	223	(6)	14,248	(1,167)	14,471	(1,173)
Total	$559,333	$(38,574)	$56,475	$(7,688)	$615,808	$(46,262)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2014 was 90 as compared to 99 at December 31, 2013.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2014 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae. The unrealized losses for more than twelve months also include $1.3 million related to four non-investment grade private label mortgage-backed securities (including three of the five private label mortgage-backed securities that were previously other-than-temporarily impaired prior to December 31, 2012).
The unrealized losses for trust preferred securities at September 30, 2014 for more than twelve months in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $10.9 million and a fair value of $8.9 million. One of the two pooled trust preferred securities had a unrealized loss of $1.3 million and an investment grade rating at September 30, 2014. The second pooled trust preferred security had a non-investment grade rating and was initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized during the period 2009 through 2011. All of the single-issuer trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2014.
Management does not believe that any individual unrealized loss as of September 30, 2014 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility and wider credit spreads, credit losses or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
As of September 30, 2014, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $508.0 million.
The contractual maturities of investment securities available for sale at September 30, 2014 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$115	$115
Due after one year through five years	69,007	70,015
Due after five years through ten years	84,257	80,698
Due after ten years	129,833	123,956
Residential mortgage-backed securities	465,092	459,577
Equity securities	23,071	24,060
Total investment securities available for sale	$771,375	$758,421
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at September 30, 2014 was 5.3 years.
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
At September 30, 2014, approximately 52 percent of the $538.9 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York and Pennsylvania. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to a much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $18.4 million and $19.2 million, respectively, at September 30, 2014. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. The gross unrealized losses associated with the obligations of states and political subdivisions totaled $1.7 million at September 30, 2014 as compared to $12.9 million at December 31, 2013. The decrease in gross losses was primarily driven by changes in interest rates. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with Valley’s investment standards prior to the decision to purchase. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management (CRM) Department conducts an independent financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. As part of this analysis, Valley does not solely rely on external credit ratings in determining its final internal risk rating. For many securities, Valley believes the external credit ratings may not accurately reflect the actual credit quality of the security and therefore should not be viewed in isolation as a measure of the quality of our investments. Additionally, CRM does not consider potential credit support offered by insurance guarantees on certain bond securities in determining the internal risk rating, either at the date of the pre-purchase investment analysis or in subsequent assessments of impairment. Obligations of states and political subdivisions will continue to be monitored as part of our ongoing impairment analysis, and as of September 30, 2014 are expected to perform in accordance with their contractual terms. As a result, Valley expects to recover the entire amortized cost basis of these securities.
For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows is identified to determine whether other-than-temporary impairment exists. No other-than-temporary impairment losses were recognized as a result of our impairment analysis of these securities at September 30, 2014.

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

Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at September 30, 2014 that were at or above the minimum amounts required to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.
For the two pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and 2011, and are not accruing interest.
The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of September 30, 2014. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2014 and 2013. At September 30, 2014, five previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $21.2 million and $21.0 million, respectively, while two previously impaired pooled trust preferred securities had a combined amortized cost and fair value of $5.4 million and $4.7 million, respectively. The pooled trust preferred securities were not accruing interest as of September 30, 2014.
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Sales transactions:
Gross gains	$103	$1	$103	$3,382
Maturities and other securities transactions:
Gross gains	$—	$8	$8	$657
Gross losses	—	—	(9)	(31)
	$—	$8	$(1)	$626
Total gains on securities transactions, net	$103	$9	$102	$4,008

Valley recognized gross gains from sales transactions totaling $3.4 million (as shown in the table above) for the nine months ended September 30, 2013 primarily due to the sales of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock with amortized cost totaling $941 thousand.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$9,682	$33,102	$9,990	$33,290
Accretion of credit loss impairment due to an increase in expected cash flows	(198)	(190)	(506)	(378)
Balance, end of period	$9,484	$32,912	$9,484	$32,912

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

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million and $14.3 million at September 30, 2014 and December 31, 2013, respectively. Interest income on trading securities totaled $290 thousand for both the three months ended September 30, 2014 and 2013 and $871 thousand and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 8. Loans

The detail of the loan portfolio as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014			December 31, 2013
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,941,470	$135,042	$2,076,512	$1,820,136	$174,948	$1,995,084
Commercial real estate:
Commercial real estate	4,961,990	384,828	5,346,818	4,521,920	459,755	4,981,675
Construction	441,141	16,022	457,163	406,877	22,354	429,231
Total commercial real estate loans	5,403,131	400,850	5,803,981	4,928,797	482,109	5,410,906
Residential mortgage	2,423,044	12,978	2,436,022	2,485,239	14,726	2,499,965
Consumer:
Home equity	401,072	34,378	435,450	410,875	38,134	449,009
Automobile	1,091,287	—	1,091,287	901,399	—	901,399
Other consumer	275,685	149	275,834	214,898	186	215,084
Total consumer loans	1,768,044	34,527	1,802,571	1,527,172	38,320	1,565,492
Total non-covered loans	11,535,689	583,397	12,119,086	10,761,344	710,103	11,471,447
Covered loans:
Commercial and industrial	—	9,673	9,673	—	26,249	26,249
Commercial real estate	—	28,937	28,937	—	61,494	61,494
Residential mortgage	—	7,345	7,345	—	7,623	7,623
Consumer	—	336	336	—	799	799
Total covered loans	—	46,291	46,291	—	96,165	96,165
Total loans	$11,535,689	$629,688	$12,165,377	$10,761,344	$806,268	$11,567,612

Total non-covered loans are net of unearned discount and deferred loan fees totaling $8.0 million and $5.6 million at September 30, 2014 and December 31, 2013, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $637.4 million and $72.0 million at September 30, 2014, respectively, and $796.1 million and $227.2 million at December 31, 2013, respectively.

During the first quarter of 2014, we elected to transfer certain non-performing loans totaling $35.6 million from the non-covered loan portfolio (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale. With the exception of one loan held for sale at September 30, 2014, all of the transferred loans were sold during the second quarter of 2014. There were no other sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2014 and 2013.

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

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$122,342	$256,383	$223,799	$169,309
Accretion	(15,538)	(16,990)	(46,981)	(50,864)
Net (decrease) increase in expected cash flows	—	—	(70,014)	120,948
Balance, end of period	$106,804	$239,393	$106,804	$239,393

The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease during the nine months ended September 30, 2014 was mainly due to an increase in the expected repayment speeds for certain pools of non-covered PCI loans during the second quarter of 2014. Conversely, the net increase during the three and nine months ended September 30, 2013 was largely due to additional cash flows caused by longer than originally expected durations for other pools of non-covered PCI loans. Based upon the re-forecasted cash flows during the second quarter of 2014, the average expected life of the non-covered PCI loans (which represented almost 93 percent of total PCI loans at September 30, 2014) decreased to 2.2 years from approximately 4 years last forecasted during the second quarter of 2013.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of the period	$20,687	$40,686	$32,757	$44,996
Discount accretion of the present value at the acquisition dates	12	33	35	98
Effect of additional cash flows on covered loans (prospective recognition)	(4,500)	(3,075)	(8,460)	(8,024)
Decrease in the provision for losses on covered loans	—	—	(4,417)	(2,783)
Other reimbursable expenses	745	1,037	2,248	3,529
Reimbursements from the FDIC	(684)	(3,003)	(4,967)	(2,138)
Other	(80)	—	(1,016)	—
Balance, end of the period	$16,180	$35,678	$16,180	$35,678
The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $3.8 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and a reduction of

$11.6 million and $7.2 million to non-interest income for the nine months ended September 30, 2014 and 2013, respectively.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proved ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $339.7 million and $314.6 million at September 30, 2014 and December 31, 2013, respectively.
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
Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at September 30, 2014. Unsecured consumer loans totaled approximately $28.2 million and $21.4 million, including $7.3 million and $8.3 million of credit card loans, at September 30, 2014 and December 31, 2013, respectively.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at September 30, 2014 and December 31, 2013:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2014
Commercial and industrial	$476	$629	$256	$7,251	$8,612	$1,932,858	$1,941,470
Commercial real estate:
Commercial real estate	1,194	788	52	26,379	28,413	4,933,577	4,961,990
Construction	—	154	9,833	6,578	16,565	424,576	441,141
Total commercial real estate loans	1,194	942	9,885	32,957	44,978	5,358,153	5,403,131
Residential mortgage	8,871	2,304	2,057	17,305	30,537	2,392,507	2,423,044
Consumer loans:
Home equity	1,817	198	—	2,285	4,300	396,772	401,072
Automobile	1,800	524	246	95	2,665	1,088,622	1,091,287
Other consumer	124	191	32	—	347	275,338	275,685
Total consumer loans	3,741	913	278	2,380	7,312	1,760,732	1,768,044
Total	$14,282	$4,788	$12,476	$59,893	$91,439	$11,444,250	$11,535,689
December 31, 2013
Commercial and industrial	$6,398	$571	$233	$21,029	$28,231	$1,791,905	$1,820,136
Commercial real estate:
Commercial real estate	9,142	2,442	7,591	43,934	63,109	4,458,811	4,521,920
Construction	1,186	4,577	—	8,116	13,879	392,998	406,877
Total commercial real estate loans	10,328	7,019	7,591	52,050	76,988	4,851,809	4,928,797
Residential mortgage	6,595	1,939	1,549	19,949	30,032	2,455,207	2,485,239
Consumer loans:
Home equity	495	241	—	1,866	2,602	408,273	410,875
Automobile	2,957	489	85	169	3,700	897,699	901,399
Other consumer	340	54	33	—	427	214,471	214,898
Total consumer loans	3,792	784	118	2,035	6,729	1,520,443	1,527,172
Total	$27,113	$10,313	$9,491	$95,063	$141,980	$10,619,364	$10,761,344

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at September 30, 2014 and December 31, 2013:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
September 30, 2014
Commercial and industrial	$5,809	$23,974	$29,783	$35,236	$5,045
Commercial real estate:
Commercial real estate	44,591	39,210	83,801	86,565	5,347
Construction	7,933	8,362	16,295	17,465	786
Total commercial real estate loans	52,524	47,572	100,096	104,030	6,133
Residential mortgage	5,753	19,587	25,340	27,305	3,216
Consumer loans:
Home equity	263	2,763	3,026	3,127	446
Total consumer loans	263	2,763	3,026	3,127	446
Total	$64,349	$93,896	$158,245	$169,698	$14,840
December 31, 2013
Commercial and industrial	$3,806	$43,497	$47,303	$59,891	$11,032
Commercial real estate:
Commercial real estate	46,872	47,973	94,845	110,227	7,874
Construction	11,771	8,022	19,793	21,478	802
Total commercial real estate loans	58,643	55,995	114,638	131,705	8,676
Residential mortgage	10,082	18,231	28,313	32,664	3,735
Consumer loans:
Home equity	1,010	84	1,094	1,211	82
Total consumer loans	1,010	84	1,094	1,211	82
Total	$73,541	$117,807	$191,348	$225,471	$23,525
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$30,387	$172	$59,874	$415
Commercial real estate:
Commercial real estate	83,045	604	109,226	612
Construction	16,954	147	22,457	23
Total commercial real estate loans	99,999	751	131,683	635
Residential mortgage	25,382	227	27,356	245
Consumer loans:
Home equity	3,039	18	1,158	29
Total consumer loans	3,039	18	1,158	29
Total	$158,807	$1,168	$220,071	$1,324

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$37,229	$831	$57,069	$1,203
Commercial real estate:
Commercial real estate	91,184	2,173	112,216	2,229
Construction	18,541	445	20,528	162
Total commercial real estate loans	109,725	2,618	132,744	2,391
Residential mortgage	26,447	709	28,357	777
Consumer loans:
Home equity	1,855	47	1,182	55
Total consumer loans	1,855	47	1,182	55
Total	$175,256	$4,205	$219,352	$4,426
Interest income recognized on a cash basis (included in the tables above) was immaterial for the three and nine months ended September 30, 2014 and 2013.
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
Performing TDRs (not reported as non-accrual loans) totaled $107.1 million and $107.0 million as of September 30, 2014 and December 31, 2013, respectively. Non-performing TDRs totaled $22.0 million and $48.4 million as of September 30, 2014 and December 31, 2013, respectively.

The following table presents loans by loan portfolio class modified as TDRs during the three and nine months ended September 30, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at September 30, 2014 and 2013, respectively.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	1	$3,159	$3,159	4	$9,685	$8,799
Commercial real estate:
Commercial real estate	4	6,111	2,865	—	—	—
Construction	1	403	500	2	6,402	7,836
Total commercial real estate	5	6,514	3,365	2	6,402	7,836
Residential mortgage	3	568	557	6	2,307	2,001
Consumer	2	1,803	1,803	1	48	48
Total	11	$12,044	$8,884	13	$18,442	$18,684

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	9	$11,340	$10,361	11	$20,140	$17,455
Commercial real estate:
Commercial real estate	12	22,282	18,011	9	10,304	10,219
Construction	3	5,731	4,232	6	10,882	12,826
Total commercial real estate	15	28,013	22,243	15	21,186	23,045
Residential mortgage	7	2,893	2,640	28	6,887	5,997
Consumer	3	1,935	1,935	7	500	454
Total	34	$44,181	$37,179	61	$48,713	$46,951

The majority of the TDR concessions made during the three and nine months ended September 30, 2014 and 2013 involved an extension of the loan term and/or an interest rate reduction. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $3.8 million and $5.3 million at September 30, 2014 and 2013, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. Partial loan charge-offs related to loans modified as TDRs in the table above totaled $861 thousand and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively. There were no charge-offs related to TDR modifications during the three months ended September 30, 3014. During the three months ended September 30, 2013, two commercial loans totaling $6.1 million with one borrower that were modified as TDRs were fully charged-off.

The following table presents non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$1,669
Commercial real estate	1	4,630
Total	2	$6,299
There were no payment defaults related to non-PCI loans modified as TDRs (within the previous 12 months) during the three months ended September 30, 2014.
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at September 30, 2014 and December 31, 2013.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2014
Commercial and industrial	$1,840,602	$52,850	$48,018	$—	$1,941,470
Commercial real estate	4,803,172	48,623	110,195	—	4,961,990
Construction	416,948	3,323	15,723	5,147	441,141
Total	$7,060,722	$104,796	$173,936	$5,147	$7,344,601
December 31, 2013
Commercial and industrial	$1,689,613	$56,007	$74,501	$15	$1,820,136
Commercial real estate	4,348,642	48,159	125,119	—	4,521,920
Construction	373,480	11,697	15,720	5,980	406,877
Total	$6,411,735	$115,863	$215,340	$5,995	$6,748,933
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2014 and December 31, 2013:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2014
Residential mortgage	$2,405,739	$17,305	$2,423,044
Home equity	398,787	2,285	401,072
Automobile	1,091,192	95	1,091,287
Other consumer	275,685	—	275,685
Total	$4,171,403	$19,685	$4,191,088
December 31, 2013
Residential mortgage	$2,465,290	$19,949	$2,485,239
Home equity	409,009	1,866	410,875
Automobile	901,230	169	901,399
Other consumer	214,898	—	214,898
Total	$3,990,427	$21,984	$4,012,411
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2014 and December 31, 2013.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2014
Commercial and industrial	$133,842	$10,873	$144,715
Commercial real estate	404,226	9,539	413,765
Construction	16,022	—	16,022
Residential mortgage	19,783	540	20,323
Consumer	34,470	393	34,863
Total	$608,343	$21,345	$629,688
December 31, 2013
Commercial and industrial	$185,185	$16,012	$201,197
Commercial real estate	498,184	23,065	521,249
Construction	16,791	5,563	22,354
Residential mortgage	21,381	968	22,349
Consumer	37,980	1,139	39,119
Total	$759,521	$46,747	$806,268

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

The following table summarizes the allowance for credit losses at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$101,760	$106,547
Allowance for covered loans	678	7,070
Total allowance for loan losses	102,438	113,617
Allowance for unfunded letters of credit	2,121	3,495
Total allowance for credit losses	$104,559	$117,112

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$—	$4,280	$4,949	$10,736
Provision for covered loans	—	—	(5,671)	(2,276)
Total provision for loan losses	—	4,280	(722)	8,460
Provision for unfunded letters of credit	(423)	1,054	(1,374)	1,195
Total provision for credit losses	$(423)	$5,334	$(2,096)	$9,655

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$48,421	$35,267	$7,018	$5,368	$6,979	$103,053
Loans charged-off (1)	(1,852)	(181)	(240)	(72)	—	(2,345)
Charged-off loans recovered	1,190	26	8	506	—	1,730
Net recoveries (charge-offs)	(662)	(155)	(232)	434	—	(615)
Provision for loan losses	(1,388)	1,954	(610)	(22)	66	—
Ending balance	$46,371	$37,066	$6,176	$5,780	$7,045	$102,438
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$53,732	$43,179	$8,521	$5,084	$6,928	$117,444
Loans charged-off (1)	(8,556)	(947)	(780)	(1,723)	—	(12,006)
Charged-off loans recovered	1,103	896	230	638	—	2,867
Net charge-offs	(7,453)	(51)	(550)	(1,085)	—	(9,139)
Provision for loan losses	3,453	184	56	80	507	4,280
Ending balance	$49,732	$43,312	$8,027	$4,079	$7,435	$112,585

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Nine Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off (1) (3)	(11,806)	(6,703)	(515)	(2,311)	—	(21,335)
Charged-off loans recovered (2)	6,154	2,831	244	1,649	—	10,878
Net charge-offs	(5,652)	(3,872)	(271)	(662)	—	(10,457)
Provision for loan losses	472	(1,405)	(1,339)	2,083	(533)	(722)
Ending balance	$46,371	$37,066	$6,176	$5,780	$7,045	$102,438
Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off (1)	(17,322)	(7,329)	(3,338)	(4,092)	—	(32,081)
Charged-off loans recovered	3,043	961	368	1,634	—	6,006
Net charge-offs	(14,279)	(6,368)	(2,970)	(2,458)	—	(26,075)
Provision for loan losses	(359)	5,611	1,574	995	639	8,460
Ending balance	$49,732	$43,312	$8,027	$4,079	$7,435	$112,585

(1)
Includes covered loan charge-offs totaling $433 thousand and $1.2 million for the three and nine months ended September 30, 2014, respectively, and $146 thousand for the nine months ended September 30, 2013. There were no covered loan charge-offs during the third quarter of 2013.

(2)
Includes covered loan recoveries totaling $462 thousand for the nine months ended September 30, 2014. There were no covered loan recoveries for the third quarters of 2014 and 2013, or the nine months ended September 30, 2013.

(3)
The commercial and industrial loan and commercial real estate loan categories included $4.8 million and $4.0 million of charge-offs, respectively, related to the valuation of non-performing loans transferred to loans held for sale during the first quarter of 2014.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2014 and December 31, 2013.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$5,045	$6,133	$3,216	$446	$—	$14,840
Collectively evaluated for impairment	40,677	30,933	2,931	5,334	7,045	86,920
Loans acquired with discounts related to credit quality	649	—	29	—	—	678
Total	$46,371	$37,066	$6,176	$5,780	$7,045	$102,438
Loans:
Individually evaluated for impairment	$29,783	$100,096	$25,340	$3,026	$—	$158,245
Collectively evaluated for impairment	1,911,687	5,303,035	2,397,704	1,765,018	—	11,377,444
Loans acquired with discounts related to credit quality	144,715	429,787	20,323	34,863	—	629,688
Total	$2,086,185	$5,832,918	$2,443,367	$1,802,907	$—	$12,165,377
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11,032	$8,676	$3,735	$82	$—	$23,525
Collectively evaluated for impairment	40,007	27,235	3,928	4,274	7,578	83,022
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070
Total	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans:
Individually evaluated for impairment	$47,303	$114,638	$28,313	$1,094	$—	$191,348
Collectively evaluated for impairment	1,772,833	4,814,159	2,456,926	1,526,078	—	10,569,996
Loans acquired with discounts related to credit quality	201,197	543,603	22,349	39,119	—	806,268
Total	$2,021,333	$5,472,400	$2,507,588	$1,566,291	$—	$11,567,612

Note 10. Goodwill and Other Intangible Assets
Goodwill totaled $428.2 million at both September 30, 2014 and December 31, 2013. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013). There was no impairment of goodwill during the three and nine months ended September 30, 2014 and 2013.
The following table summarizes other intangible assets as of September 30, 2014 and December 31, 2013:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2014
Loan servicing rights	$72,024	$(50,017)	$(231)	$21,776
Core deposits	35,194	(29,060)	—	6,134
Other	4,592	(2,334)	—	2,258
Total other intangible assets	$111,810	$(81,411)	$(231)	$30,168
December 31, 2013
Loan servicing rights	$71,100	$(45,032)	$(504)	$25,564
Core deposits	35,194	(27,238)	—	7,956
Other	5,878	(3,268)	—	2,610
Total other intangible assets	$112,172	$(75,538)	$(504)	$36,130

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $131 thousand and $357 thousand for the three months ended September 30, 2014 and 2013, respectively, and $273 thousand and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 18 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2014 and 2013.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2014 through 2018:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2014	$1,660	$536	$114
2015	5,321	1,758	434
2016	4,126	1,195	233
2017	3,216	815	220
2018	2,443	610	193

Valley recognized amortization expense on other intangible assets, including net recoveries of impairment charges on loan servicing rights, totaling approximately $2.2 million and $2.3 million for the three months ended September

30, 2014 and 2013, respectively, and $6.9 million and $5.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The fair value of qualified plan assets increased approximately $6.3 million, or 3.4 percent, to $191.2 million at September 30, 2014 from $184.9 million at December 31, 2013. There were no contributions to the qualified plan during the nine months ended September 30, 2014. Based upon actuarial estimates, Valley does not expect to make any contributions during the fourth quarter of 2014.

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$—	$1,530	$—	$5,573
Interest cost	1,731	1,640	5,194	5,005
Expected return on plan assets	(3,242)	(3,334)	(9,727)	(9,076)
Amortization of prior service cost	—	229	—	672
Amortization of net loss	63	357	187	1,962
Curtailment loss	—	—	—	750
Total net periodic pension (income) expense	$(1,448)	$422	$(4,346)	$4,886

Largely due to the freeze in the plans' benefits effective December 31, 2013, Valley recorded net periodic pension income of $1.4 million and $4.3 million for the three and nine months ended September 30, 2014, respectively.

Savings and Investment Plan

Effective January 1, 2014, Valley increased the benefits under the Bank’s 401(k) plan in an effort to offset a portion of the employee benefits no longer accruing under the qualified pension plan after December 31, 2013. At such date, Valley’s contributions increased to a dollar-for-dollar matching contribution of up to six percent of eligible compensation contributed by an employee each pay period. The Bank recorded $1.4 million and $715 thousand in expense for contributions to the plan for the three months ended September 30, 2014 and 2013, respectively, and $4.5 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively.
Note 12. Stock–Based Compensation

Valley currently has one active employee equity plan, the 2009 Long-Term Stock Incentive Plan (the “Employee Stock Incentive Plan”), administered by the Compensation and Human Resources Committee (the “Committee”)

appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the Employee Stock Incentive Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business. As of September 30, 2014, 4.2 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Under the Employee Stock Incentive Plan, as amended by Valley's Board of Directors on October 28, 2014, Valley may award shares to its employees in the form of stock appreciation rights, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based restricted stock awards with a market condition. The grant date fair value of performance-based restricted stock that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model.

Valley awarded restricted stock totaling 779 thousand shares and 476 thousand shares during the nine months ended September 30, 2014 and 2013, respectively (including an immaterial amount of awards granted during both the three months ended September 30, 2014 and 2013, respectively). Of the 779 thousand shares awarded during the nine months ended September 30, 2014, 240 thousand shares were performance-based awards made to certain executive officers and 539 thousand shares were time-based awards to both executive officers and key employees of Valley. The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards “cliff” vest after three years based on the cumulative performance of Valley during that time period with an opportunity for earlier vesting of a portion of the shares based on growth in tangible book value performance as specified in the agreement. The restrictions on non-performance based awards will continue to lapse at the rate of one-third of the total award per year commencing with the first anniversary of the date of grant. The average grant date fair value of non-performance and performance-based restricted stock awarded during the nine months ended September 30, 2014 was $9.94 and $9.10 per share, respectively.

Valley recorded stock-based compensation expense for restricted stock awards as well as incentive stock options of $1.8 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, and $5.6 million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2014, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $10.8 million and will be recognized over an average remaining vesting period of approximately 3 years.
Note 13. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $195.7 million as of September 30, 2014. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $131.1 million, or 67.0 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of September 30, 2014, Valley had a $720 thousand liability related to the standby letters of credit.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2014			December 31, 2013
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$3,141	$13,045	$1,007,000	$9,883	$10,925	$1,007,000
Fair value hedge interest rate swaps	2,625	1,427	133,454	99	4,691	184,591
Total derivatives designated as hedging instruments	$5,766	$14,472	$1,140,454	$9,982	$15,616	$1,191,591
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$9,158	$9,150	$382,021	$4,823	$4,823	$259,832
Mortgage banking derivatives	7	17	9,229	317	147	46,784
Total derivatives not designated as hedging instruments	$9,165	$9,167	$391,250	$5,140	$4,970	$306,616

The gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,674)	$(1,637)	$(4,986)	$(5,231)
Amount of gain (loss) recognized in other comprehensive income	2,155	(4,818)	(12,511)	(1,443)
There were no net gains or losses related to cash flow hedge ineffectiveness recognized during the three and nine months ended September 30, 2014 and 2013. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $10.6 million and $6.3 million at September 30, 2014 and December 31, 2013, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $7.5 million will be reclassified as an increase to interest expense over the next twelve months.

The gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Derivative - interest rate swaps:
Interest income	$116	$22	$43	$544
Interest expense	(84)	(108)	5,748	(382)
Hedged item - loans, deposits and long-term borrowings:
Interest income	$(116)	$(22)	$(43)	$(544)
Interest expense	45	101	(5,755)	380
During the three and nine months ended September 30, 2014 and 2013, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley recognized a net reduction to interest expense of $183 thousand for the three months ended September 30, 2013, and $100 thousand and $470 thousand for the nine months ended September 30, 2014 and 2013, respectively, related to Valley’s fair value hedges on brokered time deposits, which include net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$44	$(1,216)	$(172)	$(126)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of September 30, 2014, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $11.9 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At September 30, 2014, Valley had $31.1 million in collateral posted with its counterparties.

Note 15. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2014 and December 31, 2013.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
September 30, 2014
Assets:
Interest rate caps and swaps	$14,924	$—	$14,924	$(6,047)	$—		$8,877
Liabilities:
Interest rate caps and swaps	$23,622	$—	$23,622	$(6,047)	$(17,575)		$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	*	—
Total	$543,622	$—	$543,622	$(6,047)	$(537,575)		$—
December 31, 2013
Assets:
Interest rate caps and swaps	$14,805	$—	$14,805	$(8,284)	$—		$6,521
Liabilities:
Interest rate caps and swaps	$20,439	$—	$20,439	$(8,284)	$(12,155)		$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	*	—
Total	$540,439	$—	$540,439	$(8,284)	$(532,155)		$—

*	Represents fair value of non-cash pledged investment securities.
Note 16. Income Taxes
During the nine months ended September 30, 2014, Valley recorded a $8.3 million tax benefit (as a component of its total income tax expense) related to the reduction in its reserve for unrecognized tax benefits. The reduction was primarily due to an income tax audit resolution related to the valuation of certain depreciable property. Pursuant to ASC Topic 740, “Income Taxes,” a change in the measurement of a tax position taken in a prior annual period is recognized as a discrete event in the period in which it occurs.
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2013, include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey, the New York Metropolitan area and Florida;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	less than expected cost savings from long-term borrowings that mature from 2015 to 2017;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

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

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	the inability to realize expected revenue synergies from the 1st United Bancorp, Inc. merger in the amounts or in the timeframe anticipated;

•	costs or difficulties relating to the 1st United Bancorp, Inc. integration matters might be greater than expected;

•	inability to retain customers and employees, including those of 1st United Bancorp, Inc.;

•	lower than expected cash flows from purchased credit-impaired loans;

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

Executive Summary

Company Overview. At September 30, 2014, Valley had consolidated total assets of approximately $16.7 billion, total net loans of $12.1 billion, total deposits of $11.9 billion and total shareholders’ equity of $1.6 billion. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions, and, to a much lesser extent, de novo branch expansion. After our recent bank acquisition in November 2014, our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island and southeast and central Florida. Of our current 224 branch network, 72 percent, 19 percent and 9 percent of the branches are located in New Jersey, New York and Florida, respectively.

Acquisition of 1st United Bancorp, Inc. (1st United). On November 1, 2014, Valley acquired 1st United and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, before purchase accounting adjustments. The 1st United acquisition brings to Valley a 20 branch network covering some of the most attractive urban banking markets in Florida. The branch network includes locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. We are very excited about this opportunity to expand for the first time into one of the premiere growth markets of the United States, and to add 1st United's experienced banking team, competitive positioning, and attractive client base as Valley's foundation for future growth opportunities in the Florida region.

The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014. See further discussion regarding the business combination at Note 2 to the consolidated financial statements.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 for more details regarding our past merger activity.
Quarterly Results. Net income for the third quarter of 2014 was $27.7 million, or $0.14 per diluted common share, compared to $27.1 million, or $0.14 per diluted common share, for the third quarter of 2013. The $561 thousand increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $5.8 million decrease in the provision for credit losses largely caused by positive trends in our credit quality metrics and the economy over the last 12-month period, (ii) a $3.0 million increase in our net interest income mostly due to higher average loan balances and a 17 basis point decline in the cost of average long-term borrowings, (iii) a $3.7 million decrease in non-interest expense due to lower salary and employee benefit expense and net occupancy and equipment expense, partially offset by (iv) a $8.3 million decrease in total non-interest income mainly due to declines of $2.8 million and $2.3 million in gains on sales of residential mortgage loans originated for sale and trading gains, respectively, as well as a $1.8 million increase in the reduction to our non-interest income due to changes in the FDIC loss-share receivable and (v) a $3.5 million increase in income tax expense. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense," and "Income Tax Expense" sections below for more details on the items above impacting our third quarter 2014 results, as well as other items discussed elsewhere in this MD&A.

Economic Overview and Indicators. During the third quarter of 2014, real gross domestic product (GDP) grew at a 3.5 percent annual rate after advancing 4.6 percent in the second quarter of 2014. The slowdown in growth from the prior quarter is not a signal of deterioration in underlying growth momentum. Rather, growth appears to be leveling off after the moderate contraction seen in the first quarter of the year, primarily impacted by adverse weather conditions and weak business fixed investment.

At the Federal Reserve’s Open Market Committee (FOMC) meeting in late October 2014, the members maintained a target range of zero to 0.25 percent for its federal funds rate and ended its monthly program to purchase U.S. Treasury and mortgage-backed securities. The program ended as expected as the asset purchases were reduced to zero from $15 billion. The Committee has also maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help preserve the accommodative financial conditions.

The pace of U.S. existing home sales essentially stalled during the first half of the year, but rebounded in the third quarter of 2014. Home sales are expected to moderately rise in the fourth quarter of 2014 given the favorable market conditions of low interest rates and consistent job growth.

Job growth remains moderate as measured by total nonfarm payrolls which continue to maintain a 3-month moving average above 200 thousand jobs. Additionally, the civilian unemployment continued its trend lower. However, there are a range of indicators that suggest a significant underutilization of labor resources in particular, average hourly earnings which remain subdued.

Consumer spending is forecasted to have advanced in the third quarter of 2014, albeit at a more modest pace than the previous quarter. Spending activity should find momentum in the coming months, as higher equity and home prices boost household wealth, along with the moderate growth in the labor market.

The 10-year U.S. Treasury note yield ended the third quarter of 2014 at 2.52 percent, 52 basis points lower compared with December 31, 2013. The spread between the 2- and 10-year U.S. Treasury note yields ended the third quarter of 2014 at 1.94 percentage points, 12 basis points lower sequentially and 72 basis points lower compared with the end of 2013.

During the third quarter of 2014, interest rates for residential mortgages declined as compared to the first half of 2014. The decline from the first half of the year did not lead to a significant increase in mortgage refinance activity during the third quarter of 2014. However, we do expect to see some pickup in activity through the end of this year and into the first quarter of 2015 based upon the current level of interest rates. We continued to see increased demand for commercial real estate and construction loans in the third quarter of 2014, especially within the New York markets. Despite the pace of economic activity and tepid wage growth, some commercial customers are expanding their operations. However, we still believe the current low interest rate environment and the underutilization of the labor market may continue to challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
Selected Economic Indicators:	September 30, 2014	June 30, 2014	March 30, 2014	December 31, 2013	September 30, 2013

Unemployment rate:
U.S.	5.90%	6.10%	6.70%	6.70%	7.60%
New York Metro Region*	6.30%	6.70%	7.40%	6.60%	8.20%
New Jersey	6.50%	6.60%	7.20%	7.20%	8.70%
New York	6.10%	6.60%	6.90%	7.00%	7.50%
Florida	6.10%	6.20%	6.30%	6.30%	6.90%
Miami-Fort Lauderdale Metro Region	6.60%	6.40%	6.50%	6.00%	7.20%

	Three Months Ended
	September 30, 2014	June 30, 2014	March 30, 2014	December 31, 2013	September 30, 2013
	($ in millions)
Personal income:
New Jersey	NA	$507,339	$500,870	$497,484	$494,258
New York	NA	$1,109,298	$1,097,279	$1,082,685	$1,076,111
Florida	NA	847,539	833,230	821,681	816,902
New consumer bankruptcies:
New Jersey	NA	0.13%	0.10%	0.12%	0.14%
New York	NA	0.08%	0.06%	0.08%	0.08%
Florida	NA	0.13%	0.11%	0.13%	0.16%
Change in home prices:
U.S.	NA	0.90%	0.20%	(3.00)%	3.10%
New York Metro Region*	NA	(0.01)%	1.51%	2.04%	1.15%
Miami-Fort Lauderdale Metro Region	NA	2.24%	3.30%	4.43%	2.44%
New consumer foreclosures:
New Jersey	NA	0.07%	0.09%	0.09%	0.10%
New York	NA	0.04%	0.06%	0.04%	0.05%
Florida	NA	0.07%	0.09%	0.08%	0.10%
Homeowner vacancy rates:
New Jersey	1.40%	1.70%	1.70%	1.90%	2.10%
New York	1.70%	1.40%	1.50%	2.30%	1.20%
Florida	2.30%	2.40%	2.50%	2.40%	2.40%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.
Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $368.2 million, or 12.5 percent on an annualized basis, to $12.1 billion at September 30, 2014 from June 30, 2014 largely due to solid growth in both commercial real estate (including construction) loans and automobile loans of $290.3 million and $69.5 million, or 21.1 percent and 27.2 percent on an annualized basis, respectively. The continued organic growth within the commercial real estate portfolio was supplemented by a bulk purchase of third party originated multi-family loans totaling $101.9 million during September 2014. Many of the purchased loans are also beneficial in meeting our Community Reinvestment Act requirements. Other consumer loans (primarily collateralized personal lines of credit) and commercial and industrial loans also increased $23.1 million and $11.8 million, or 36.5 percent and 2.3 percent on an annualized basis, respectively, during the third quarter of 2014. The increases were partially offset by declines within the residential mortgage loan and home equity loan portfolios largely due to normal repayments and the continued slowdown in the consumer refinance market. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) also decreased to $46.3 million, or 0.4 percent of our total loans, at September 30, 2014 as compared to $62.6 million at June 30, 2014 mainly due to normal collection and prepayment activity.
Our residential mortgage loan origination activity remained at moderate levels during the third quarter of 2014 largely due to the higher level of long-term market interest rates since June 2013, which has significantly reduced the level of consumer refinance activity. Total residential mortgage loan originations totaled approximately $76.4 million for the third quarter of 2014 as compared to $54.3 million and $247.9 million for the second quarter of 2014 and the third quarter of 2013, respectively. During the third quarter of 2014, Valley sold approximately $18.6 million of residential mortgages originated for sale (including $8.2 million of residential mortgage loans held for sale at June 30, 2014), which was down approximately 21 percent and 81 percent as compared to the second quarter of 2014 and third quarter of 2013, respectively. Due to the decline in sales volume (and to a lesser extent lower gain on sale margins), gains on sales of residential mortgage loans declined to $405 thousand for the third quarter of 2014 as compared to $811 thousand for the second quarter of 2014 and $2.7 million for the third quarter of 2013. Despite a recent incremental decrease in market interest rates and the expectation that there may be some renewed increase in consumer demand for new and refinanced mortgage loans, we do not anticipate a significant increase in our refinanced mortgage loan pipeline during the fourth quarter of 2014. Additionally, if market interest rates were to remain at or increase from current levels, we may elect to decrease the amount of our loans originated for sale, as the yield on such loans would be attractive to hold in our loan portfolio. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Given the current state of the national and local economy, labor markets, and the average level of delinquency rates reported by the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at September 30, 2014. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans declined to 0.75 percent at September 30, 2014 compared to 0.88 percent at June 30, 2014. Of the 0.75 percent in delinquencies at September 30, 2014, 0.11 percent, or 13.0 million, represented performing matured loans in the normal process of renewal. Non-accrual loans (excluding non-performing loans held for sale) decreased to $59.9 million, or 0.49 percent of our entire loan portfolio of $12.2 billion, at September 30, 2014 as compared to $68.4 million, or 0.58 percent of total loans, at June 30, 2014. Overall, our non-performing assets (which include non-performing loans held for sale) decreased by 8.4 percent to $88.8 million at September 30, 2014 as compared to $96.9 million at June 30, 2014 largely due to the decline in non-accrual loans. At September 30, 2014, our loans held for sale included one non-performing commercial real estate loan totaling approximately $7.4 million, after a valuation write-down of $500 million recorded during the third quarter of 2014. See the "Non-Performing Assets" section below for additional information regard our asset quality and the changes in our non-performing loans held for sale during the third quarter of 2014.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economic and housing recoveries and the labor markets, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of September 30, 2014.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the third quarter of 2014 remained relatively unchanged as compared to the second quarter of 2014. Non-interest bearing deposits represented approximately 31 percent of total average deposits for the three months ended September 30, 2014, while savings, NOW and money market accounts were 50 percent and time deposits were 19 percent. Overall, average deposits totaling $11.6 billion for the third quarter of 2014 increased by $258.5 million, or 2.2 percent, as compared to the second quarter of 2014. The increase was largely due to a $182.3 million increase in average savings, NOW and money market account balances caused, in part, by an increase in brokered money market account balances (with agreed upon terms of up to five years) used as a larger part of our loan growth funding strategy and other liquidity needs during the both the second and third quarters of 2014. Valley may continue to use varying levels of these low cost brokered funds as core deposits for future funding purposes based upon their attractive terms and conditions relative to alternative short and long-term borrowings. Average non-interest bearing deposits and time deposits also increased by $52.8 million and $23.4 million, or 1.5 percent and 1.1 percent, respectively, as compared to the second quarter of 2014 mostly caused by normal fluctuations in certain large non-retail customer demand deposits and slightly higher interest rates offered on most of our certificate of deposit products, respectively.

Average short-term borrowings decreased $92.9 million, or 26.2 percent to $261.8 million for the three months ended September 30, 2014 as compared to the second quarter of 2014 largely due to a decline in both short-term FHLB borrowings and overnight federal fund purchased caused, in part, by the aforementioned increase in brokered money market accounts used for loan funding and other liquidity needs.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) totaled $2.8 billion for both the third and second quarters of 2014. At September 30, 2014, our long-term borrowings included approximately $1.5 billion of high cost borrowings (primarily from the Federal Home Loan Bank of New York) which mature beginning in 2015 through 2017.  These maturities with an average cost of 4.13 percent are likely to substantially decrease the level of our funding costs over such periods and beyond, dependent on the level of market interest rates and our ability to obtain similar types and amounts of debt instruments. During 2013, we entered into several forward starting interest rate swap derivative transactions to hedge the risk of an increase in current market interest rates before the maturity of $482 million of these borrowings.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Return on average assets	0.67%	0.68%	0.74%	0.77%
Return on average shareholders’ equity	7.00	7.11	7.76	8.12
Return on average tangible shareholders’ equity (ROATE)	9.86	10.24	11.00	11.71

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Net income	$27,682	$27,121	$91,037	$92,353
Average shareholders’ equity	1,581,877	1,525,939	1,564,585	1,515,687
Less: Average goodwill and other intangible assets	(459,210)	(466,495)	(461,249)	(463,798)
Average tangible shareholders’ equity	$1,122,667	$1,059,444	$1,103,336	$1,051,889
Annualized ROATE	9.86%	10.24%	11.00%	11.71%

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

Net Interest Income
Net interest income on a tax equivalent basis totaling $116.6 million for the third quarter of 2014 decreased $2.8 million as compared to the second quarter of 2014 and increased $3.0 million as compared to the third quarter of 2013. Interest income on a tax equivalent basis decreased to $157.4 million for the third quarter of 2014 as compared to $159.2 million for the second quarter of 2014. The $1.8 million decrease from the second quarter of 2014 was mainly due to decreases of 10 basis points and 6 basis points in the yield on average loans and taxable investment securities, respectively, partially offset by a $161.5 million increase in average loans. Interest expense increased $1.0 million to $40.8 million for the three months ended September 30, 2014. The increase in interest expense from the second quarter of 2014 was primarily driven by one additional day during the third quarter, slightly higher interest rates offered on most of our deposit products, as well as a $205.7 million increase in average interest bearing deposits for the third quarter of 2014. The increase in average interest bearing deposits was largely due to higher brokered money market account balances, which are used as part of our low cost funding strategies for loan growth, as well as other liquidity needs.
Average interest earning assets increased to $14.8 billion for the third quarter of 2014 as compared to approximately $14.2 billion for the third quarter of 2013 largely due to an increase of $697.3 million in average loans, partially offset by declines of $88.3 million and $48.3 million in average investment securities and average federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York), respectively. Average loans increased mainly due to strong commercial real estate loan growth, as well as solid automobile volumes over the twelve-month period since September 30, 2013. The declines in both average investment securities and average federal funds sold and other interest bearing deposits was mostly caused by lower excess liquidity due to the aforementioned growth within our loan portfolio. Compared to the second quarter of 2014, average interest earning assets increased by $162.5 million from $14.6 billion largely due to increases of $161.5 million and $36.5 million in average loans and average federal funds sold and other interest bearing deposits, respectively, partially offset by lower average investment securities. Our organic loan growth was supplemented by a bulk purchase of third party originated multi-family loans totaling $101.9 million during September 2014.
Average interest bearing liabilities increased $405.6 million to $11.1 billion for the third quarter of 2014 as compared to the third quarter of 2013 mainly due to increases in average balances for savings, NOW and money market accounts (resulting mostly from brokered money market accounts) and short-term funding through the use of overnight federal funds purchased and short-term FHLB borrowings, partially offset by the normal run-off of maturing high cost certificate of deposit balances over the past twelve month period and a decline in average long-term borrowings due to our partial and full redemptions of the 7.75 percent junior subordinated debentures during July and October 2013, respectively. Compared to the second quarter of 2014, average interest bearing liabilities increased $114.4 million in the third quarter of 2014 mostly due to an increase in average savings, NOW and money market accounts due to our use of low cost brokered money market accounts, partially offset by the resulting decline in the use of short-term FHLB borrowings and overnight federal fund purchased.

The net interest margin on a tax equivalent basis was 3.16 percent for the third quarter of 2014, a decrease of 11 basis points and 4 basis points from 3.27 percent and 3.20 percent in the linked second quarter of 2014 and the three months ended September 30, 2013, respectively. The yield on average interest earning assets decreased by 9 basis points on a linked quarter basis. The lower yield was mainly a result of the aforementioned decrease in the yield on average loans largely caused by new and refinanced loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio, combined with a total decrease of $1.7 million in interest income related to both loan recovery income and prepayment penalty fees. The level of yields on new loans has been negatively impacted by the low market interest rates caused not only from the Fed's current monetary policy, but also from intense competition in our markets for quality commercial customers. Additionally, our higher yielding PCI loan portfolio declined $45.9 million, or 6.8 percent from June 30, 2014 to $629.7 million at September 30, 2014 due to normal repayment and prepayment activity. During the third quarter, our yield on average taxable investment securities also declined largely due to a higher level of premium amortization on residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises. The overall cost of average interest bearing liabilities increased by 2 basis points from 1.45 percent in the linked second quarter of 2014 primarily due to one additional day during the third quarter, as well as slightly higher rates offered on the majority of our deposit products. Our cost of total deposits was 0.41 percent for the third quarter of 2014 compared to 0.39 percent for the three months ended June 30, 2014.

We continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our returns. Potential future loan growth from both the commercial real estate and consumer lending segments (that has continued into the early stages of the fourth quarter of 2014) is anticipated to positively impact our future net interest income. However, our margin continues to face the risk of compression in the future due to, among other factors, the relatively low level of interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market interest rates were to decline below current levels, and the negative impact on interest expense from certain cash flow hedge derivative transactions related to money market deposit accounts. Additionally, a large portion of our cost of average borrowings is tied to fixed rate long-term FHLB advances and repos, as well as $100 million in subordinated debt issued in 2005, with contractual interest rates significantly above current market rates for similar borrowings.  There are no meaningful maturities of these borrowings until 2015 and, until then, we expect these borrowings to negatively impact our net interest margin.  However, we entered into several forward starting interest rate swap derivative transactions during 2013 to hedge the risk of an increase in current market interest rates before the maturity of such borrowings. See Note 14 to the consolidated financial statements for additional information on our derivative hedging transactions.

The following table reflects the components of net interest income for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,907,275	$135,115	4.54%	$11,745,817	$136,344	4.64%	$11,209,929	$134,168	4.79%
Taxable investments (3)	2,203,431	16,656	3.02	2,223,374	17,099	3.08	2,271,825	15,957	2.81
Tax-exempt investments (1)(3)	548,548	5,611	4.09	564,123	5,692	4.04	568,420	5,486	3.86
Federal funds sold and other interest bearing deposits	104,580	48	0.18	68,066	27	0.16	152,929	96	0.25
Total interest earning assets	14,763,834	157,430	4.27	14,601,380	159,162	4.36	14,203,103	155,707	4.39
Allowance for loan losses	(105,714)			(109,585)			(121,198)
Cash and due from banks	283,859			261,433			339,836
Other assets	1,555,032			1,561,967			1,571,289
Unrealized losses on securities available for sale, net	(13,675)			(26,827)			(27,430)
Total assets	$16,483,336			$16,288,368			$15,965,600
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,830,967	$4,860	0.33%	$5,648,655	$4,530	0.32%	$5,393,914	$4,359	0.32%
Time deposits	2,169,590	6,981	1.29	2,146,171	6,683	1.25	2,274,061	7,279	1.28
Total interest bearing deposits	8,000,557	11,841	0.59	7,794,826	11,213	0.58	7,667,975	11,638	0.61
Short-term borrowings	261,801	218	0.33	354,653	304	0.34	147,658	94	0.25
Long-term borrowings (4)	2,839,365	28,732	4.05	2,837,849	28,228	3.98	2,880,514	30,378	4.22
Total interest bearing liabilities	11,101,723	40,791	1.47	10,987,328	39,745	1.45	10,696,147	42,110	1.57
Non-interest bearing deposits	3,640,054			3,587,292			3,552,583
Other liabilities	159,682			146,919			190,931
Shareholders’ equity	1,581,877			1,566,829			1,525,939
Total liabilities and shareholders’ equity	$16,483,336			$16,288,368			$15,965,600
Net interest income/interest rate spread (5)		$116,639	2.80%		$119,417	2.91%		$113,597	2.82%
Tax equivalent adjustment		(1,971)			(1,998)			(1,928)
Net interest income, as reported		$114,668			$117,419			$111,669
Net interest margin (6)			3.11%			3.22%			3.14%
Tax equivalent effect			0.05%			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.16%			3.27%			3.20%

The following table reflects the components of net interest income for the nine months ended September 30, 2014 and 2013:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Nine months ended September 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$11,757,957	$402,545	4.56%	$11,082,306	$401,239	4.83%
Taxable investments (3)	2,215,162	52,001	3.13	2,192,292	46,555	2.83
Tax-exempt investments (1)(3)	560,469	16,974	4.04	574,519	16,751	3.89
Federal funds sold and other interest bearing deposits	77,783	102	0.17	326,066	614	0.25
Total interest earning assets	14,611,371	471,622	4.30	14,175,183	465,159	4.38
Allowance for loan losses	(110,126)			(125,161)
Cash and due from banks	273,348			386,364
Other assets	1,577,516			1,479,286
Unrealized losses on securities available for sale, net	(26,458)			(12,173)
Total assets	$16,325,651			$15,903,499
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,647,871	$13,671	0.32%	$5,329,405	$13,430	0.34%
Time deposits	2,159,402	20,196	1.25	2,394,488	23,184	1.29
Total interest bearing deposits	7,807,273	33,867	0.58	7,723,893	36,614	0.63
Short-term borrowings	331,737	840	0.34	142,415	378	0.35
Long-term borrowings (4)	2,837,837	84,843	3.99	2,884,544	90,598	4.19
Total interest bearing liabilities	10,976,847	119,550	1.45	10,750,852	127,590	1.58
Non-interest bearing deposits	3,616,587			3,527,829
Other liabilities	167,632			109,131
Shareholders’ equity	1,564,585			1,515,687
Total liabilities and shareholders’ equity	$16,325,651			$15,903,499
Net interest income/interest rate spread (5)		$352,072	2.85%		$337,569	2.80%
Tax equivalent adjustment		(5,961)			(5,977)
Net interest income, as reported		$346,111			$331,592
Net interest margin (6)			3.16%			3.12%
Tax equivalent effect			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.21%			3.18%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2014 Compared with September 30, 2013			Nine Months Ended September 30, 2014 Compared with September 30, 2013
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$8,110	$(7,163)	$947	$23,759	$(22,453)	$1,306
Taxable investments	(491)	1,190	699	490	4,956	5,446
Tax-exempt investments*	(196)	321	125	(416)	639	223
Federal funds sold and other interest bearing deposits	(26)	(22)	(48)	(366)	(146)	(512)
Total increase (decrease) in interest income	7,397	(5,674)	1,723	23,467	(17,004)	6,463
Interest Expense:
Savings, NOW and money market deposits	361	140	501	783	(542)	241
Time deposits	(336)	38	(298)	(2,219)	(769)	(2,988)
Short-term borrowings	89	35	124	480	(18)	462
Long-term borrowings and junior subordinated debentures	(429)	(1,217)	(1,646)	(1,449)	(4,306)	(5,755)
Total decrease in interest expense	(315)	(1,004)	(1,319)	(2,405)	(5,635)	(8,040)
Total increase (decrease) in net interest income	$7,712	$(4,670)	$3,042	$25,872	$(11,369)	$14,503

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Trust and investment services	$2,411	$2,138	$7,097	$6,372
Insurance commissions	3,632	4,224	12,621	12,276
Service charges on deposit accounts	5,722	6,362	17,109	17,874
Gains on securities transactions, net	103	9	102	4,008
Trading (losses) gains, net
Trading securities	(35)	100	(78)	34
Junior subordinated debentures carried at fair value	—	2,131	—	(275)
Total trading (losses) gains, net	(35)	2,231	(78)	(241)
Fees from loan servicing	1,806	1,851	5,262	5,089
(Losses) gains on sales of loans, net	(95)	2,729	1,497	32,155
Gains (losses) on sales of assets, net	83	(1,010)	211	(600)
Bank owned life insurance	1,571	1,553	4,593	4,318
Change in FDIC loss-share receivable	(3,823)	(2,005)	(11,610)	(7,180)
Other	2,680	4,308	9,183	12,509
Total non-interest income	$14,055	$22,390	$45,987	$86,580

Net gains on securities transactions decreased $3.9 million for the nine months ended September 30, 2014 as compared with the same period in 2013 mostly due to net gains totaling approximately $4.0 million during the nine months ended September 30, 2013 caused, in part, by the sale of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock classified as available for sale with amortized cost totaling $941 thousand. See Note 7 to the consolidated financial statements for more details on our gross gains and losses on securities transactions for each period.

Net trading gains decreased $2.3 million to a net loss of $35 thousand for the three months ended September 30, 2014 as compared to a net gain of approximately $2.2 million for the three months ended September 30, 2013. The decrease was primarily due to positive mark to market valuation adjustments of our 7.75 percent junior subordinated debentures carried at fair value recognized during the third quarter of 2013. These debentures were fully redeemed in October 2013.

Net gains on sales of loans decreased $2.8 million and $30.7 million for the three and and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 mostly due to a large decline in loans originated for sale, as residential mortgage loan originations were significantly slowed by the increase in the level of market interest rates since the second half of 2013, and, to a much lesser extent, our decision to hold a higher percentage of the new originations in our loan portfolio. As a result, we sold only $75 million of residential mortgages during the nine months ended September 30, 2014 as compared to approximately $1.0 billion of residential mortgage loans sold during the same period in 2013. In addition, residential mortgage loan originations (including both new and refinanced loans) declined $1.1 billion to $195 million for the nine months ended September 30, 2014 as compared to $1.3 billion of residential mortgage loans during the same period in 2013. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in $316 thousand of net gains and $4.6 million of net losses for the three and nine months ended September 30, 2013, respectively. The net change in the fair value of loans held for sale for the three and nine months ended September 30, 2014 did not have a material impact on the net losses and gains on sale of loans during these periods. Loan sales and the valuation write-downs related to non-performing commercial loans held for sale also resulted in an aggregate net loss of $500 thousand and $632 thousand recognized during the three and nine months ended September 30, 2014, respectively. See further discussion of non-performing loans held for sale under the "Non-Performing Assets" section below. Due to the current level of market interest rates and level of consumer demand, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the fourth quarter of 2014 as compared to the third quarter of 2014. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 6 of the consolidated financial statements.

Net gains on sale of assets increased $1.1 million and $811 thousand for the three and nine months ended September 30, 2014, respectively, as compared to net losses for the same periods in 2013 mainly due to valuation write downs totaling $1.1 million on our other repossessed assets (primarily related to one aircraft) at September 30, 2013.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our previous FDIC-assisted transactions. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $3.8 million and $11.6 million net reduction in non-interest income for the three and nine months ended September 30, 2014, respectively, as compared to $2.0 million and $7.2 million for the same periods in 2013, respectively. The larger reduction for the nine months ended September 30, 2014 was largely due to the negative (credit) provision for losses on covered loans during the second quarter of 2014 resulting in a $4.4 million decrease in the estimated losses covered by the loss-sharing agreements with the FDIC. See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Other non-interest income decreased $1.6 million and $3.3 million for three and nine months ended September 30, 2014, respectively, as compared to the same periods of 2013. The decline during the third quarter of 2014 as compared to the third quarter of 2013 was largely due to an increase in the net losses on sales and valuation write-downs of both covered and non-covered other real estate owned properties. For the comparative nine-month periods of 2014 and 2013, the decrease was also partly due to a $930 thousand decline in other income from insurance related claims by the Bank.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Salary and employee benefits expense	$45,501	$47,434	$140,683	$145,739
Net occupancy and equipment expense	17,011	18,430	55,708	55,498
FDIC insurance assessment	3,534	3,909	10,214	12,836
Amortization of other intangible assets	2,201	2,264	6,898	5,794
Professional and legal fees	3,609	4,112	11,671	12,289
Advertising	1,664	1,203	2,814	4,855
Other	17,290	17,109	51,934	48,235
Total non-interest expense	$90,810	$94,461	$279,922	$285,246

Salary and employee benefits expense decreased $1.9 million and $5.1 million for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 largely due to a decrease in our pension expense related to the freeze of our qualified and non-qualified plans (see Note 11 to the consolidated financial statements for additional information) and lower medical health insurance expense. Our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses are expected to fluctuate based on our plan experience into the foreseeable future. These decreases were partially offset by increases in 401(k) expense (caused by the increase in the employer matching contribution effective January 1, 2014) and cash incentive compensation accruals.

Net occupancy and equipment expenses decreased $1.4 million for the three months ended September 30, 2014 as compared to the same period in 2013 due to several incremental declines, including depreciation, rental, cleaning, repairs and maintenance expenses.

FDIC insurance assessments decreased $2.6 million for the nine months ended September 30, 2014 as compared to the same periods in 2013 mostly due to adjustments to our assessment made by the FDIC that increased the expense for the second quarter of 2013.

Amortization of other intangible assets increased $1.1 million for the nine months ended September 30, 2014 as compared to the same period in 2013 mainly due to a decrease in the net recoveries of impairment charges on certain loan servicing rights during the nine months ended September 30, 2014, partially offset by a moderate increases in amortization expense of both core deposit intangibles and loan servicing rights. Valley recognized net recoveries of impairment charges on its loan servicing rights totaling $273 thousand and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Advertising expense increased $461 thousand and decreased $2.0 million during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase from the third quarter of 2013 was mostly due to an increase residential mortgage loans marketing campaigns and to a lesser extent new promotional campaigns related to certificates of deposit. The decrease for the nine month period of 2014 was mainly caused by a lower volume of promotional activity for our residential mortgage refinance programs during the nine months ended September 30, 2014 partly due to the maturation of the refinance programs in our markets and the slowdown in consumer refinance activity caused by the higher level of interest rates since June 2013.

Other non-interest expense increased $3.7 million for the nine months ended September 30, 2014 as compared to the same period in 2013 largely due to an increase in the amortization of tax credit investments totaling $7.7 million for the nine months ended September 30, 2014, partially offset by lower OREO expense. Amortization of tax credit investments increased mostly due to valuation write-downs related to such investments during the second quarter of 2014 which are infrequent in nature, as well as an increase in tax-advantaged investments over the last 12 months. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. Other significant components of other non-interest expense include data processing, telephone, service fees, debit card expenses, postage, stationery, insurance, and title search fees which all fluctuated by immaterial amounts as compared to the nine months ended September 30, 2013.

We also incurred non-interest expenses totaling $480 thousand and $1.1 million during the three and nine months ended September 30, 2014, respectively, (primarily within professional and legal fees) related to the acquisition of 1st United on November 1, 2014. See Note 2 to the consolidated financial statements for further details regarding the acquisition.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 70.55 percent and 71.39 percent for the three and nine months ended September 30, 2014, respectively, as compared to 70.46 percent and 68.21 percent for the same periods in 2013. The increase in our efficiency ratio over the last twelve month period is largely due to a significant decline in net gains on the sales of residential mortgage loans. Additionally, our efficiency ratio is negatively impacted by the aforementioned amortization of tax-advantaged investments within our non-interest expense that result in tax credits that reduce our income tax expense, as well as reductions in our non-interest income related to the changes in our FDIC loss-share receivable caused by, from time to time, credits to our provision for losses on covered loans. Exclusive of such items, we strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet, including our continuous review of branch costs and opportunities to "right size" the number and size of our branch locations, and leverage new lower cost delivery channels.

We believe the efficiency ratio, which is a non-GAAP financial measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.
Income Taxes

Income tax expense was $10.7 million for the three months ended September 30, 2014 reflecting an effective tax rate of 27.8 percent, as compared to $7.1 million for the third quarter of 2013 reflecting an effective tax rate of 20.8 percent. The increase in effective tax rate and tax expense was primarily due to higher pre-tax income during the third quarter of 2014, as well as the release of a reserve for tax uncertainties which reduced income tax expense for the three months ended September 30, 2013.

Income tax expense was $23.2 million and $30.9 million the nine months ended September 30, 2014 and 2013, respectively. The effective rate decreased 4.8 percent to 20.3 percent for the nine months ended September 30, 2014 as compared to 25.1 percent for the same period in 2013 largely due to a $8.3 million tax benefit recorded as a component of total income tax expense during the first quarter of 2014 related to the completion of a recent income tax examination and lower pre-tax income, partially offset by the aforementioned release of a reserve for tax uncertainties during the third quarter of 2013.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the fourth quarter of 2014, we anticipate that our effective tax rate will range between 27 and 29 percent.

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

The following tables present the financial data for each business segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,118,304	$7,763,979	$2,856,559	$—	$14,738,842
Income (loss) before income taxes	8,558	30,220	5,589	(6,031)	38,336
Annualized return on average interest earning assets (before tax)	0.83%	1.56%	0.78%	N/A	1.04%

	Three Months Ended September 30, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,924,651	$7,285,278	$2,993,174	$—	$14,203,103
Income (loss) before income taxes	9,325	25,416	2,868	(3,345)	34,264
Annualized return on average interest earning assets (before tax)	0.95%	1.40%	0.38%	N/A	0.96%
Consumer Lending

This segment, representing 35 percent of our loan portfolio at September 30, 2014, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 20.1 percent of our loan portfolio at September 30, 2014) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 9.0 percent of total loans at September 30, 2014) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average assets for the three months ended September 30, 2014 increased $193.7 million as compared to the third quarter of 2013 largely due to solid organic automobile loan and secured personal lines of credit growth over the last 12-month period, partially offset by lower residential mortgage loan originations and outstanding balances since the third quarter of 2013 largely due to a decrease in consumer refinance activity. The growth in secured personal lines of credit was due to both new commitments and a high level of customer usage since the third quarter of 2013.

Income before income taxes decreased $767 thousand to $8.6 million for the third quarter of 2014 as compared to $9.3 million for the same quarter of 2013. The decrease was mainly caused by a decline of $949 thousand in net interest income for the third quarter of 2014 as compared to the same quarter in 2013 largely due to lower yields on new and renewed loans. Non-interest income decreased $3.3 million to $9.7 million for the third quarter of 2014 as compared to the same quarter in 2013. The decrease was primarily due to a decline in net gains on sales of residential mortgage loans (see further details in the "Non-Interest Income" section above). The negative impact of these items was partially offset by a $3.5 million decrease in non-interest expense to $13.6 million for the three months ended September 30, 2014 as compared to the same period in 2013.

The net interest margin decreased 23 basis points to 2.63 percent for the third quarter of 2014 as compared to the same quarter one year ago mainly as a result of a 25 basis point decrease in yield on average loans caused by the prolonged low level of market interest rates on new loans, partially offset by a 2 basis point decrease in costs associated with our funding sources. The decrease in our cost of funds was mainly due to a decline in average long-term borrowings caused mostly by our partial and full redemptions of the 7.75 percent junior subordinated debentures during July and October 2013, respectively, as well as the normal run-off of maturing high cost certificates of deposit balances over the past twelve months.
Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $9.7 million of covered loans, totaled approximately $2.1 billion and represented 17.1 percent of the total loan portfolio at September 30, 2014. Commercial real estate loans and construction loans, including $28.9 million of covered loans, totaled 5.8 billion and represented 47.9 percent of the total loan portfolio at September 30, 2014.

Average assets for the three months ended September 30, 2014 increased $478.7 million as compared to the same quarter of 2013. This increase was primarily attributable to continued strong origination volumes in the non-PCI commercial real estate loan portfolio over the last twelve months, as well as some commercial and industrial loan growth during the second and third quarters of 2014 largely driven mostly by new loan demand in our New York markets, partially offset by a relatively high amount of repayments within our PCI loan portfolio.

For the three months ended September 30, 2014, income before income taxes increased $4.8 million to $30.2 million as compared to the same quarter in 2013 mostly due to a decrease in the provision for credit losses coupled with an increase in net interest income, partially offset by a decrease in non-interest income. The provision for credit losses related to the commercial portfolios decreased $5.7 million to $79 thousand for the third quarter of 2014 as compared to the same quarter of 2013 mainly due to better credit metrics and outlook for the loan portfolio. Net interest income increased $968 thousand to $77.5 million for the third quarter of 2014 as compared to the same quarter of 2013 largely due to the increase in average loans. Non-interest income decreased $2.1 million as compared to the third quarter of 2013 largely due to the aggregate effect of changes in the FDIC loss-share receivable.

The net interest margin decreased 22 basis points to 3.98 percent for the third quarter of 2014 as compared to the same quarter one year ago mainly as a result of a 24 basis point decrease in yield on average loans to 5.02 percent. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding loan repayments, including PCI loans. Partially offsetting the decline in loan yields, the costs of our funding sources decreased by the 2 basis points.
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

Average investments decreased $136.6 million during the third quarter of 2014 as compared to the same quarter in 2013 primarily due to normal repayments on investment securities and a $48.3 million decrease in average federal funds sold. We reinvested lower amounts in investment securities and federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) largely due to the funding of loan growth over the last 12-month period.

For the quarter ended September 30, 2014, income before income taxes increased approximately$2.7 million to $5.6 million compared to $2.9 million for the same quarter in 2013 mostly due to a $1.3 million increase in net interest income and a $1.3 million decrease in the internal transfer expense as compared to the same period in 2013. The increase in net interest income was mainly driven higher yields on average investment securities which continued to be somewhat enhanced by reductions in both prepayments and premium amortization on certain mortgage-backed securities as compared to the third quarter of 2013, and, to a much lesser extent, our redeployment of $52.5 million in net proceeds from our sale of non-accrual debt securities in October 2013.

The net interest margin increased 26 basis points to 2.08 percent for the third quarter of 2014 as compared to the same quarter one year ago largely due to a 24 basis point increase in the yield on investments, as well as slightly lower costs associated with our funding sources.
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

The loss before income taxes for the corporate segment increased $2.7 million to $6.0 million for the three months ended September 30, 2014 as compared to $3.3 million for the three months ended September 30, 2013 mainly due to a $3.0 million decrease in non-interest income as compared to the third quarter of 2013. The decrease in non-interest income for the quarter ended September 30, 2014 was largely due to a decrease in net trading gains related to the change in the carrying value of our 7.75 percent junior subordinated debentures carried at fair value prior to their partial and full redemptions in July of 2013 and October 2013, respectively.

The following tables present the financial data for each business segment for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,059,691	$7,689,844	$2,853,414	$—	$14,602,949
Income (loss) before income taxes	22,525	88,923	16,716	(13,892)	114,272
Annualized return on average interest earning assets (before tax)	0.74%	1.54%	0.78%	N/A	1.04%

	Nine Months Ended September 30, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,897,431	$7,184,875	$3,092,877	$—	$14,175,183
Income (loss) before income taxes	50,457	82,514	4,744	(14,444)	123,271
Annualized return on average interest earning assets (before tax)	1.73%	1.53%	0.20%	N/A	1.16%
Consumer Lending

Average assets for the nine months ended September 30, 2014 increased $162.3 million as compared to the same period in 2013 largely due to continued organic growth in automobile loan and secured personal lines of credit over the last 12-month period, partially offset by a decline in our residential mortgage and home equity loan portfolios mostly due to normal repayments and continued slowdown in the consumer refinance market.

Income before income taxes decreased $27.9 million to $22.5 million for the nine months ended September 30, 2014 as compared to the same period of 2013. The decrease was mainly caused by a decline of $31.5 million in non-interest income, which totaled $31.8 million for the nine months ended September 30,2014 as compared to $63.3 million for the same period in 2013. The decrease was primarily due to a decline in net gains on sales of residential mortgage loans (see further details in the "Non-Interest Income" section above).

The net interest margin decreased 24 basis points to 2.71 percent for the nine months ended September 30, 2014 as compared to the same period one year ago mainly as a result of a 29 basis point decrease in yield on average loans caused by the prolonged low level of market interest rates on new loans, partially offset by a 5 basis point decrease in costs associated with our funding sources.
Commercial Lending

Average assets for the nine months ended September 30, 2014 increased $505.0 million as compared to the same period of 2013. This increase was primarily attributable to continued strong broad-based organic growth in the non-PCI commercial real estate loan portfolio over the 12-month period, partially offset by continued repayments within our PCI loan portfolio. Commercial and industrial loan activity also showed positive growth during the nine months ended September 30, 2014 due to new loan demand in our New York markets, increased line usage and higher outstanding balances largely in our New Jersey based portfolio, despite some large repayments in both the non-PCI and PCI loan portfolios since September 30, 2013, as well as strong competition for quality new and existing loan relationships throughout all of our primary markets.

For the nine months ended September 30, 2014, income before income taxes increased $6.4 million to $88.9 million as compared to the same period in 2013 due to a decrease in the provision for credit losses coupled with an increase in net interest income, partially offset by a decrease in non-interest income and an increase in the internal transfer expense. The provision for credit losses decreased $11.5 million to a negative provision of $2.8 million the nine months ended September 30, 2014 as compared to the same period of 2013 partly due to a $5.7 million credit to our provision for losses on covered loans during the nine months ended September 30, 2014. The negative provision was as a result of lower additional estimated credit losses on certain loan pools, as well as improved loss experience in the portfolios. Net interest income increased $4.2 million to $230.6 million for the nine months ended September 30, 2014 as compared to the same period of 2013 due, in part, to higher average loans. Non-interest income decreased $4.1 million for the nine months ended September 30, 2014 as compared to the same period in 2013 largely due to the aggregate effect of changes in the FDIC loss-share receivable. Internal transfer expense increased $5.3 million for the nine months ended September 30, 2014 as compared to the same period of 2013.

The net interest margin decreased 21 basis points to 3.99 percent for the nine months ended September 30, 2014 as compared to the same period one year ago mainly as a result of a 26 basis point decrease in yield on average loans to 5.01 percent, partially offset by the 5 basis point decrease in the costs of our funding sources.
Investment Management

Average investments decreased $239.5 million during the nine months ended September 30, 2014 as compared to the same period in 2013 mostly due to normal repayments and lower excess liquidity available for investment as we funded new loan growth over the last 12-month period.

For the nine months ended September 30, 2014, income before income taxes increased approximately $12.0 million to $16.7 million as compared to $4.7 million for the same period in 2013 mostly due to a $8.2 million increase in net interest income and a $3.5 million decrease in internal transfer expense. The increase in net interest income was mainly driven higher yields on average investment securities which continued to be somewhat enhanced by a reduction in prepayments and premium amortization on certain mortgage-backed securities over the last 12-month period as a result of the relatively higher level of long-term market interest rates since June 2013, and, to a much lesser extent, our redeployment of and $52.5 million in net proceeds from our sale of non-accrual debt securities in October 2013.

The net interest margin increased 52 basis points to 2.21 percent for the nine months ended September 30, 2014 as compared to the same period one year ago largely due to a 47 basis point increase in the yield on investments and lower costs associated with our funding sources.
Corporate and other adjustments
The loss before income taxes for the corporate segment decreased $552 thousand to $13.9 million for the nine months ended September 30, 2014 as compared to $14.4 million for the same period in 2013 caused by a $3.0 million increase in internal transfer income and a $5.5 million decrease in interest expense, partially offset by a $5.3 million decrease in non-interest income and an increase of $2.7 million in non-interest expense as compared to the nine months ended September 30, 2013. The decrease in interest expense was mostly related to the redemption of the 7.75 percent junior subordinated debentures in July and October of 2013. The decrease in non-interest income was mainly due to a $4.0 million decrease in net gains on securities transactions for the nine months ended September 30, 2014 as compared with the same period in 2013 due to an immaterial amount of investment securities sales during the nine months of 2014.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2014. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2014. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2014. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2014 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2014. The model also utilizes an immediate parallel shift in the market interest rates at September 30, 2014.

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(4,644)	(1.05)%
+100	(8,276)	(1.87)
–100	(16,778)	(3.78)

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 1.87 percent. Our balance sheet sensitivity to such a move in interest rates at September 30, 2014 moderately increased as compared to June 30, 2014 (which was a decrease of 1.34% percent in net interest income over a 12 month period) mostly due to a $438.4 million, or 7.8 percent, increase in our savings, NOW and money market account balances since June 30, 2014 caused by our use of brokered money market accounts which are immediately sensitive to a change in interest rates, partially offset by a $56.5 million decrease in short-term borrowings. Additionally, our current asset sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at September 30, 2014 that currently pay fixed and receive floating rates, as well as 3 interest rate caps with a total notional value of $225 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps, as well as a large portion of our interest rate caps, negatively impacted our net interest income during both the nine months ended September 30, 2014 and 2013. We expect this negative trend to continue into 2015 due to the Federal Reserve’s current monetary policies impacting the level of market interest rates. See Note 14 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at September 30, 2014.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within ninety days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.3 billion, representing 8.8 percent of earning assets, at September 30, 2014 and $1.3 billion, representing 9.3 percent of earning assets, at December 31, 2013. Of the $1.3 billion of liquid assets at September 30, 2014, approximately $508 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $348.4 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2014) are projected to be approximately $3.7 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal funds, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.6 billion and $10.1 billion for the third quarter of 2014 and for the year ended December 31, 2013, respectively, representing 71.8 percent and 71.0 percent of average earning assets for the same periods of 2014 and 2013, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $750 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-

backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at September 30, 2014. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2014, our borrowing capacity under the Federal Reserve's discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings increased $16.2 million to $297.7 million at September 30, 2014 as compared to $281.5 million at December 31, 2013 due to a $125 million increase in overnight federal funds purchased, mostly offset by lower repo balances. At September 30, 2014 and December 31, 2013, all short-term repos represent customer deposit balances being swept into this vehicle overnight.
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
Investment Securities Portfolio

As of September 30, 2014, we had approximately $1.8 billion, $783.2 million, and $14.2 million in held to maturity, available for sale and trading securities, respectively. At September 30, 2014, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 15 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2014.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,321,142	$33,217	$(12,738)	$1,341,621
AA Rated	268,909	10,386	(680)	278,615
A Rated	28,500	1,480	(36)	29,944
BBB Rated	43,879	3,310	(96)	47,093
Non-investment grade	30,041	2,494	(462)	32,073
Not rated	120,841	55	(11,610)	109,286
Total investment securities held to maturity	$1,813,312	$50,942	$(25,622)	$1,838,632
Available for sale investment grades:*
AAA Rated	$604,833	$3,871	$(15,548)	$593,156
AA Rated	21,231	637	(1,561)	20,307
A Rated	39,217	942	(556)	39,603
BBB Rated	41,810	395	(511)	41,694
Non-investment grade	37,875	1,711	(2,354)	37,232
Not rated	26,409	656	(636)	26,429
Total investment securities available for sale	$771,375	$8,212	$(21,166)	$758,421

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $120.8 million in investments not rated by the rating agencies with aggregate unrealized losses of $11.6 million at September 30, 2014. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2014, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

The available for sale portfolio includes non-investment grade rated investments with amortized costs and fair values totaling $37.9 million and $37.2 million respectively, at September 30, 2014. The $2.4 million in gross unrealized losses for this category almost entirely relate to 3 trust preferred securities (including 1 pooled trust preferred security) and 5 private label mortgage-backed securities. Of the eight securities, four were found to be other-than-temporarily impaired prior to the year ended December 31, 2013.

See “Other-Than-Temporary Impairment Analysis” section of Note 7 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,076,512	$2,064,751	$2,019,099	$1,995,084	$1,997,353
Commercial real estate:
Commercial real estate	5,346,818	5,100,442	5,083,744	4,981,675	4,814,670
Construction	457,163	413,262	413,795	429,231	423,789
Total commercial real estate	5,803,981	5,513,704	5,497,539	5,410,906	5,238,459
Residential mortgage	2,436,022	2,461,516	2,472,180	2,499,965	2,532,370
Consumer:
Home equity	435,450	436,360	440,006	449,009	449,309
Automobile	1,091,287	1,021,782	957,036	901,399	862,843
Other consumer	275,834	252,762	227,804	215,084	195,327
Total consumer loans	1,802,571	1,710,904	1,624,846	1,565,492	1,507,479
Total non-covered loans	12,119,086	11,750,875	11,613,664	11,471,447	11,275,661
Covered loans (1)	46,291	62,553	80,930	96,165	121,520
Total loans (2)	$12,165,377	$11,813,428	$11,694,594	$11,567,612	$11,397,181
As a percent of total loans:
Commercial and industrial	17.1%	17.5%	17.3%	17.3%	17.5%
Commercial real estate	47.7%	46.7%	47.0%	46.8%	46.0%
Residential mortgage	20.0%	20.8%	21.1%	21.6%	22.2%
Consumer loans	14.8%	14.5%	13.9%	13.5%	13.2%
Covered loans	0.4%	0.5%	0.7%	0.8%	1.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and commercial and industrial loans.

(2)
Total loans are net of unearned discount and deferred loan fees totaling $8.0 million, $7.3 million, $6.1 million, $5.6 million, and $6.3 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $368.2 million, or 12.5 percent on an annualized basis, to approximately $12.1 billion at September 30, 2014 from June 30, 2014, despite a $29.7 million decline in our non-covered PCI loan portion of this portfolio. The increase in total non-covered loans was mainly due to solid growth across several loan portfolios, except for residential mortgage and home equity loans (as discussed further below).
Total commercial and industrial loans moderately increased $11.8 million from June 30, 2014 to approximately $2.1 billion at September 30, 2014 due, in part, to new loan demand generally in our New York markets, as well as continued growth in new lending relationships moving to Valley from other financial institutions. While these new loan volumes more than offset our normal repayment and refinance activity, including a $18.7 million decline in our PCI loan portfolio, we did experience some normal seasonal softening of loan demand from existing customers over the summer months. At September 30, 2014, total commitments and usage (i.e., outstanding balances) of commercial lines of credit remained relatively unchanged as compared to June 30, 2014. Additionally, we continued to experience strong market competition for quality new and existing loan relationships during the third quarter.

Total commercial real estate loans (excluding construction loans) increased $246.4 million from June 30, 2014 to $5.3 billion at September 30, 2014. Loan origination volumes and demand were seen across many segments of commercial real estate borrowers. Although a component of our overall growth during the third quarter of 2014, new co-op building loans within our New York City markets remained a smaller percentage of the overall growth as compared to prior quarters. The continued organic growth within the commercial real estate portfolio was supplemented by a bulk purchase of third party originated loans totaling $101.9 million during late September 2014. Construction loans totaling $457.2 million at September 30, 2014 increased $43.9 million from June 30, 2014 largely due to a higher level of building activity during the summer months. Additionally, new loan demand for multi-family, apartment rental, and condominium property developments within New York City, Brooklyn and Queens was brisk during the third quarter of 2014.

Total residential mortgage loans decreased $25.5 million to approximately $2.4 billion at September 30, 2014 from June 30, 2014 mostly due to normal loan repayments that outpaced our new and refinanced loans originated for investment during the third quarter of 2014. Despite some decline in mortgage interest rates, consumer demand for new and refinanced mortgage loans remained modest during the third quarter of 2014. Total residential mortgage loan originations totaled approximately $76.4 million for the third quarter of 2014 as compared to $54.3 million and $247.9 million for the second quarter of 2014 and the third quarter of 2013, respectively. Valley sold approximately $18.6 million of residential mortgages (including $8.2 million of residential mortgage loans held for sale at June 30, 2014) during the third quarter, as compared to $23.6 million for the second quarter of 2014 and $97.0 million for the third quarter of 2013. There were no purchases of residential mortgage loans from third party originators during the third quarter of 2014 and a total of $26.7 million for the nine months ended September 30, 2014.
Total consumer loans increased $91.7 million to $1.8 billion at September 30, 2014 from June 30, 2014 largely due to increases in both the automobile and other consumer loan portfolios during the third quarter of 2014. Automobile loans increased by $69.5 million to $1.1 billion at September 30, 2014 as compared to June 30, 2014 as our new organic loan volumes continued to be solid due to the overall strength of the U.S. auto markets. Valley has not deviated from its conservative underwriting standards, nor participated in the subprime auto lending markets to achieve its growth in auto lending. We made no auto loan purchases from third party originators during the three and nine months ended September 30, 2014. Other consumer loans increased $23.1 million to $275.8 million at September 30, 2014 as compared to $252.8 million at June 30, 2014 mainly due to continued growth and customer usage of collateralized personal lines of credit. Home equity loans totaling $435.5 million at September 30, 2014 moderately decreased by $910 thousand as compared to June 30, 2014 largely due to normal repayments and the continued slowdown in the consumer refinance market.

We are cautiously optimistic that we will continue to experience solid overall loan growth in the fourth quarter of 2014 and beyond, despite the strong market competition for high quality commercial credits within the New York metropolitan area and the relatively low levels of residential mortgage loan activity. However, we can make no assurances that our total loans will increase, or remain at current levels in the future.

Much of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. We are witnessing some increased activity across Valley’s entire geographic footprint, however the New York and Long Island markets continue to account for a disproportionate percentage of our lending activity. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Additionally, the aforementioned acquisition of 1st United, including $1.7 billion in loans (prior to purchase accounting adjustments), on November 1, 2014 will significantly increase the amount of our lending activities in southeast and central Florida.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are comprised of loans acquired and purchased in the first quarter of 2012 and covered loans acquired in 2010 for which the Bank will share losses with the FDIC which totaled $583.4 million and $46.3 million, respectively, at September 30, 2014. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$613,052	$98,910	$809,588	$222,374
Accretion	12,182	(12,182)	12,376	(12,376)
Payments received	(41,837)	—	(50,804)	—
Balance, end of the period	$583,397	$86,728	$771,160	$209,998
Covered loans:
Balance, beginning of the period	$61,442	$23,432	$134,747	$34,009
Accretion	3,356	(3,356)	4,614	(4,614)
Payments received	(19,185)	—	(24,120)	—
Transfers to other real estate owned	—	—	(791)	—
Balance, end of the period	$45,613	$20,076	$114,450	$29,395

	Nine Months Ended September 30,
	2014		2013
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$710,103	$198,198	$986,990	$126,749
Accretion	34,389	(34,389)	37,635	(37,635)
Payments received	(160,800)	—	(253,465)	—
Net (decrease) increase in expected cash flows	—	(77,081)	—	120,884
Transfers to other real estate owned	(295)	—	—	—
Balance, end of the period	$583,397	$86,728	$771,160	$209,998
Covered loans:
Balance, beginning of the period	$89,095	$25,601	$171,182	$42,560
Accretion	12,592	(12,592)	13,229	(13,229)
Payments received	(58,950)	—	(66,027)	—
Net increase in expected cash flows	—	7,067	—	64
Transfers to other real estate owned	(2,795)	—	(6,210)	—
Provision for losses on covered loans	5,671	—	2,276	—
Balance, end of the period	$45,613	$20,076	$114,450	$29,395

The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease during the nine months ended September 30, 2014 was mainly due to an increase in the expected repayment speeds for certain pools of non-covered PCI loans during the second quarter of 2014. Conversely, the net increase during the nine months ended September 30, 2013 was largely due to additional cash flows caused by longer than originally expected durations for other pools of non-covered PCI loans. Based upon the most recent reforecasted cash flows during the second quarter of 2014, the average expected life of the non-covered PCI loans

(which represented almost 93 percent of total PCI loans at September 30, 2014) decreased to 2.2 years from approximately 4 years last forecasted during the second quarter of 2013.

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $678 thousand at September 30, 2014 as compared to $7.1 million at September 30, 2013. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. We did not record any provision for losses on covered loans for the three months ended September 30, 2014 and 2013. We recognized a negative (credit) provision for losses on covered loans totaling $5.7 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. The negative provisions during both 2014 and 2013 related to decreases in the additional estimated credit impairment of certain loan pools subsequent to acquisition.

Although we recognized additional credit impairment for certain covered pools in 2011 and the lower levels of accretion shown in the table above due to the normal contraction in the PCI loan portfolios year over year, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected at the acquisition dates. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the three and nine months ended September 30, 2014, we reduced our FDIC loss-share receivable by $4.5 million and $8.5 million, respectively, due to the prospective recognition of the effect of additional cash flows from covered loan pools with a corresponding reduction in non-interest income for the period (see table in the next section below).
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

The commercial and single-family (residential) loan loss-sharing agreements with the FDIC expire in March of 2015 and 2020, respectively. The vast majority of the FDIC loss-share receivable reported in the table below relates to covered commercial real estate and commercial and industrial loans.

The following table presents changes in the FDIC loss-share receivable for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of the period	$20,687	$40,686	$32,757	$44,996
Discount accretion of the present value at the acquisition dates	12	33	35	98
Effect of additional cash flows on covered loans (prospective recognition)	(4,500)	(3,075)	(8,460)	(8,024)
Decrease in the provision for losses on covered loans	—	—	(4,417)	(2,783)
Other reimbursable expenses	745	1,037	2,248	3,529
Reimbursements from the FDIC	(684)	(3,003)	(4,967)	(2,138)
Other	(80)	—	(1,016)	—
Balance, end of the period	$16,180	$35,678	$16,180	$35,678
The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $3.8 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and a reduction of $11.6 million and $7.2 million to non-interest income for the nine months ended September 30, 2014 and 2013, respectively. The higher level of the reduction to non-interest income for the nine months ended September 30, 2014 was largely due to the negative (credit) provision for losses on covered loans during the second quarter of 2014 resulting in a $4.4 million decrease in the estimated losses covered by the loss-sharing agreements with the FDIC.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, non-performing loans held for sale, other real estate owned (OREO), other repossessed assets (which consist of two aircraft and several automobiles) and non-accrual debt securities at September 30, 2014. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the current economy, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio at September 30, 2014. Additionally, our total non-performing assets have decreased by more than 54 percent over the past five quarters (as shown in the table below). Past due loans and non-accrual loans in the table below exclude non-covered and covered PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$476	$4,918	$5,689	$6,398	$3,065
Commercial real estate	1,194	3,493	16,169	9,142	6,276
Construction	—	3,988	5,616	1,186	—
Residential mortgage	8,871	7,865	6,238	6,595	8,221
Consumer	3,741	3,350	2,685	3,792	3,773
Total 30 to 59 days past due	14,282	23,614	36,397	27,113	21,335
60 to 89 days past due:
Commercial and industrial	629	783	599	571	957
Commercial real estate	788	57	2,377	2,442	23,828
Construction	154	5,332	—	4,577	—
Residential mortgage	2,304	1,989	1,721	1,939	1,857
Consumer	913	788	613	784	864
Total 60 to 89 days past due	4,788	8,949	5,310	10,313	27,506
90 or more days past due:
Commercial and industrial	256	450	199	233	342
Commercial real estate	52	2,212	137	7,591	232
Construction	9,833	—	—	—	—
Residential mortgage	2,057	546	1,033	1,549	1,980
Consumer	278	161	205	118	235
Total 90 or more days past due	12,476	3,369	1,574	9,491	2,789
Total accruing past due loans	$31,546	$35,932	$43,281	$46,917	$51,630
Non-accrual loans: (1)
Commercial and industrial	$7,251	$8,096	$8,293	$21,029	$23,941
Commercial real estate	26,379	32,507	26,909	43,934	53,752
Construction	6,578	6,534	6,569	8,116	13,070
Residential mortgage	17,305	19,190	20,720	19,949	23,414
Consumer	2,380	2,106	2,149	2,035	1,906
Total non-accrual loans	59,893	68,433	64,640	95,063	116,083
Non-performing loans held for sale	7,350	7,850	27,329	—	—
Other real estate owned (OREO) (2)	15,534	14,984	16,674	19,580	19,372
Other repossessed assets	1,260	1,104	1,995	6,447	6,378
Non-accrual debt securities (3)	4,725	4,527	3,963	3,771	52,334
Total non-performing assets (NPAs)	$88,762	$96,898	$114,601	$124,861	$194,167
Performing troubled debt restructured loans	$107,134	$108,538	$114,668	$107,037	$116,852
Total non-accrual loans as a % of loans	0.49%	0.58%	0.55%	0.82%	1.02%
Total NPAs as a % of loans and NPAs	0.72	0.81	0.97	1.07	1.68
Total accruing past due and non-accrual loans as a % of loans	0.75	0.88	0.92	1.23	1.47
Allowance for losses on non-covered loans as a % of non-accrual loans	169.90	148.97	154.14	112.08	90.90

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties (i.e., subject to loss-sharing agreements with the FDIC) totaling $6.2 million, $11.2 million, $11.6 million, $12.3 million, and $9.3 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value net of net unrealized losses totaling $625 thousand, $823 thousand, $1.4 million and $1.6 million at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively, and net unrealized gains totaling $5.2 million at September 30, 2013.

Total NPAs decreased $8.1 million to $88.8 million at September 30, 2014 from June 30, 2014 largely due to decreases in both non-accrual commercial real estate and residential mortgage loans.

Loans past due 30 to 59 days decreased $9.3 million to $14.3 million at September 30, 2014 compared to June 30, 2014 mostly due to decreases of $4.4 million, $4.0 million and $2.3 million in the commercial and industrial loans, construction loans and commercial real estate loans, respectively, partially offset by a $1.0 million increase in residential mortgage loans. The decrease within the commercial and industrial loan category was mostly related to a troubled debt restructured loan modification totaling $3.2 million that was performing at September 30, 2014.

Loans past due 60 to 89 days decreased $4.2 million to $4.8 million at September 30, 2014 compared to June 30, 2014 mainly due to a $5.2 million decrease in construction loan delinquencies, partially offset by a $731 thousand increase in the commercial real estate loans delinquencies. The $5.2 million decrease was entirely due to two new performing matured loans in the normal process of renewal to the loans past due 90 days or more and still accruing category at September 30, 2014.

Loans past due 90 days or more and still accruing increased $9.1 million to $12.5 million at September 30, 2014 compared to $3.4 million at June 30, 2014. Within this past due category, construction loans and residential mortgage loans increased $9.8 million and $1.5 million, respectively. Construction loans totaling $9.8 million at September 30, 2014 was comprised of 4 performing matured loans in the normal process of renewal, of which 2 loans totaling $5.3 million migrated from loans reported as past due 60 to 89 days at June 30, 2014. Also within this past due category, commercial real estate loans declined $2.2 million to $52 thousand at September 30, 2014 as compared to June 30, 2014 almost entirely due to the completion of the renewal underwriting process for a $2.1 million performing matured loan during the third quarter of 2014.

Non-accrual loans decreased $8.5 million to $59.9 million at September 30, 2014 as compared to $68.4 million at June 30, 2014 mainly due to a $6.1 million decrease within the commercial real estate loan category primarily caused by a $3.9 million loan payoff and a $1.4 million loan transferred to OREO during the third quarter of 2014. Non-accrual residential mortgage loans also declined $1.9 million to $17.3 million at September 30, 2014 due, in part, to $1.3 million of loan foreclosures transferred to OREO during the third quarter of 2014.

Non-performing loans held for sale decreased $500 thousand to $7.4 million at September 30, 2014 from $7.9 million at June 30, 2014. The decrease was entirely due to the valuation write-down of the loan at September 30, 2014. Valuation write-downs of non-performing loans held for sale totaled $500 thousand and $2.3 million for the three months ended September 30, 2014 and June 30, 2014, respectively, and were recognized as a component of the net losses on sales of loans category of our non-interest income.

OREO properties increased $(550) thousand to $15.5 million at September 30, 2014 from $15.0 million at June 30, 2014 primarily due to 7 new foreclosed properties totaling $2.7 million, partially offset by the sale of 11 properties with net carrying values of approximately $1.9 million and net valuation write-downs of approximately $289 thousand during the third quarter of 2014. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. Although we have experienced an increase in the amount of foreclosures working through the courts, we believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $107.1 million at September 30, 2014 and consisted of 101 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $107.1 million in performing TDRs at September 30, 2014 had a modified weighted average interest rate of approximately 4.70 percent as compared to a pre-modification weighted average interest rate of 5.18 percent.
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

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Average loans outstanding	$11,907,275	$11,745,817	$11,209,929	$11,757,957	$11,082,306
Beginning balance - Allowance for credit losses	$105,597	$109,253	$119,880	$117,112	$132,495
Loans charged-off (1):
Commercial and industrial	(1,852)	(1,340)	(8,556)	(11,806)	(17,322)
Commercial real estate	(181)	(862)	(564)	(4,894)	(5,176)
Construction	—	(1,170)	(383)	(1,809)	(2,153)
Residential mortgage	(240)	(212)	(780)	(515)	(3,338)
Consumer	(72)	(1,167)	(1,723)	(2,311)	(4,092)
	(2,345)	(4,751)	(12,006)	(21,335)	(32,081)
Charged-off loans recovered (2):
Commercial and industrial	1,190	4,420	1,103	6,154	3,043
Commercial real estate	26	556	21	1,919	86
Construction	—	912	875	912	875
Residential mortgage	8	157	230	244	368
Consumer	506	721	638	1,649	1,634
	1,730	6,766	2,867	10,878	6,006
Net charge-offs	(615)	2,015	(9,139)	(10,457)	(26,075)
Provision charged for credit losses	(423)	(5,671)	5,334	(2,096)	9,655
Ending balance - Allowance for credit losses	$104,559	$105,597	$116,075	$104,559	$116,075
Components of allowance for credit losses:
Allowance for non-covered loans	$101,760	$101,942	$105,515	$101,760	$105,515
Allowance for covered loans	678	1,111	7,070	678	7,070
Allowance for loan losses	102,438	103,053	112,585	102,438	112,585
Allowance for unfunded letters of credit	2,121	2,544	3,490	2,121	3,490
Allowance for credit losses	$104,559	$105,597	$116,075	$104,559	$116,075
Components of provision for credit losses:
Provision for losses on non-covered loans	$—	$—	$4,280	$4,949	$10,736
Provision for losses on covered loans	—	(5,671)	—	(5,671)	(2,276)
Provision for loan losses	—	(5,671)	4,280	(722)	8,460
Provision for unfunded letters of credit	(423)	—	1,054	(1,374)	1,195
Provision for credit losses	$(423)	$(5,671)	$5,334	$(2,096)	$9,655
Ratio of net charge-offs of non-covered loans to average loans outstanding	0.01%	(0.08)%	0.33%	0.11%	0.31%
Ratio of total net charge-offs to average loans outstanding	0.02	(0.07)	0.33	0.12	0.31
Allowance for non-covered loan losses as a % of non-covered loans	0.84	0.87	0.94	0.84	0.94
Allowance for credit losses as a % of total loans	0.86	0.89	1.02	0.86	1.02

(1)
Includes covered loan charge-offs of $433 thousand and $749 thousand for the three months ended September 30, 2014 and June 30, 2014, respectively, and $1.2 million and $146 thousand for the nine months ended September 30, 2014 and 2013, respectively. Covered loan charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

(2)	Includes charged-off covered loan recoveries of $462 thousand for the three months ended June 30, 2014 and the nine months ended September 30, 2014, respectively.

For the third quarter of 2014, we recognized net loan charge-offs on non-covered loans totaling $182 thousand as compared to net loan recoveries of $2.3 million and net loan charge-offs of $9.1 million for the second quarter of 2014 and third quarter of 2013, respectively. The change from the linked quarter was primarily related to the aggregate loan charge-off recoveries totaling $4.3 million related to two commercial and industrial loans during the second quarter of 2014. For the covered loan pools, net charge-offs totaled $433 thousand during the third quarter of 2014 as compared to $287 thousand in the second quarter of 2014 and no net charge-offs recognized in the third quarter of 2013. Charge-offs on covered loan pools, when incurred, are substantially covered by loss-sharing agreements with the FDIC.

We recorded a negative (credit) provision totaling $423 thousand for losses on non-covered loans and unfunded letters of credit for the third quarter of 2014 as compared to no provision for the second quarter of 2014 and $5.3 million provision for the third quarter of 2013. The provision as compared to the third quarter of 2013 has decreased due to several positive trends in our loan portfolio's credit quality during the last 12-month period, including lower levels of delinquencies, internally classified loans and net loan charge-offs.

During the third quarters of 2014 and 2013, we recorded no provision for losses on covered loans as compared to a negative provision totaling $5.7 million during the second quarter of 2014 related to decreases in the estimated additional credit impairment of certain loan pools subsequent to acquisition. As a result of the aforementioned net charge-offs of $433 thousand during the third quarter of 2014, our allowance for losses on covered loans was reduced to $678 thousand at September 30, 2014 as compared to $1.1 million at June 30, 2014 and $7.1 million at September 30, 2013 (as shown in the table below).

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2014		June 30, 2014		September 30, 2013
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$47,843	2.30%	$49,883	2.42%	$52,710	2.64%
Commercial real estate loans:
Commercial real estate	26,204	0.49%	25,882	0.51%	26,015	0.54%
Construction	10,862	2.38%	9,385	2.27%	10,865	2.56%
Total commercial real estate loans	37,066	0.64%	35,267	0.64%	36,880	0.70%
Residential mortgage loans	6,147	0.25%	6,989	0.28%	7,904	0.31%
Consumer loans:
Home equity	1,365	0.31%	1,188	0.27%	1,253	0.28%
Auto and other consumer	4,415	0.32%	4,180	0.33%	2,823	0.27%
Total consumer loans	5,780	0.32%	5,368	0.31%	4,076	0.27%
Unallocated	7,045	—	6,979	—	7,435	—
Allowance for non-covered loans and unfunded letters of credit	103,881	0.86%	104,486	0.89%	109,005	0.97%
Allowance for covered loans	678	1.46%	1,111	1.78%	7,070	5.82%
Total allowance for credit losses	$104,559	0.86%	$105,597	0.89%	$116,075	1.02%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.86 percent at September 30, 2014 as compared to 0.89 percent and 0.97 percent at June 30, 2014 and September 30, 2013, respectively. At September 30, 2014, our allowance allocations for losses as a percentage of total loans in most loan categories declined or did not significantly change as compared to June 30, 2014 due to several favorable trends in our credit quality during the third quarter of 2014. Overall, levels of loan delinquencies and internally classified loans continued to trend downward during the third quarter, while net loan charge-offs also remained at a low level. These items as well as several other factors, including our cautiously optimistic outlook for the economy, positively impacted our estimate of the allowance for credit losses at September 30, 2014.

Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $583.4 million) was 0.90 percent at September 30, 2014 as compared to 0.94 percent at June 30, 2014. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. There were no allocated reserves for non-covered PCI loans at September 30, 2014, June 30, 2014 and September 30, 2013.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at September 30, 2014.
Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only four loan repurchases for all of 2013 and two loan repurchases during the nine months ended September 30, 2014). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at September 30, 2014 and December 31, 2013. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $1.6 billion and $1.5 billion at September 30, 2014 and December 31, 2013, and represented 9.5 percent of total assets at each of the respective dates. During the nine months ended September 30, 2014, total shareholders’ equity increased $43.2 million, which was comprised of (i) net income of $91.0 million, (ii) an $9.9 million decrease in our accumulated other comprehensive loss, (iii) a $3.7 million increase in net proceeds from the re-issuance of 366 thousand shares of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $4.6 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $66.0 million. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and nine months ended September 30, 2014.

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

Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts will be 75 percent disallowed starting on January 1, 2015 and fully phased out of Tier 1 capital on January 1, 2016. Valley’s Tier 1 capital position included $44.0 million of its outstanding trust preferred securities issued by capital trusts at September 30, 2014 and December 31, 2013.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at September 30, 2014 and December 31, 2013.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2014
Total Risk-based Capital
Valley	$1,413,434	11.4%	$988,677	8.0%	$ N/A	N/A%
Valley National Bank	1,368,266	11.1	987,471	8.0	1,234,338	10.0
Tier 1 Risk-based Capital
Valley	1,183,612	9.6	494,339	4.0	N/A	N/A
Valley National Bank	1,263,573	10.2	493,735	4.0	740,603	6.0
Tier 1 Leverage Capital
Valley	1,183,612	7.4	640,415	4.0	N/A	N/A
Valley National Bank	1,263,753	7.9	639,538	4.0	799,422	5.0
As of December 31, 2013
Total Risk-based Capital
Valley	$1,403,836	11.9%	$946,448	8.0%	$ N/A	N/A%
Valley National Bank	1,376,695	11.6	945,854	8.0	1,182,317	10.0
Tier 1 Risk-based Capital
Valley	1,141,526	9.7	473,224	4.0	N/A	N/A
Valley National Bank	1,239,510	10.5	472,927	4.0	709,390	6.0
Tier 1 Leverage Capital
Valley	1,141,526	7.3	628,256	4.0	N/A	N/A
Valley National Bank	1,239,510	7.9	627,333	4.0	784,167	5.0
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
Tangible book value is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2014	December 31, 2013
	($ in thousands, except for share data)
Common shares outstanding	200,674,966	199,593,109
Shareholders’ equity	$1,584,198	$1,541,040
Less: Goodwill and other intangible assets	458,402	464,364
Tangible shareholders’ equity	$1,125,796	$1,076,676
Tangible book value per common share	$5.61	$5.39
Book value per common share	$7.89	$7.72

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 26.7 percent for the nine months ended September 30, 2014. Our rate of earnings retention increased from the year ended December 31, 2013 largely due to a 32.3 percent reduction in our quarterly cash dividend amount per common share (see more details below), as well as, among other factors, the positive impact on earnings from the loan growth within several segments of our non-PCI loan portfolio, and a decrease in cost of our long-term borrowings due to the early redemption of our 7.75 percent junior subordinated debentures in October 2013. However, the potential future deterioration in our earnings and financial condition resulting from a protracted period of low market interest rates, continued intense competition for strong loan relationships, net impairment losses on securities within our investment portfolio or a downturn in the economy may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.33 and $0.49 per common share for the nine months ended September 30, 2014 and 2013, respectively. In November 2013, the Board reduced the quarterly dividend amount per share by $0.0525. While our performance and capital are strong, the quarterly retention of a higher amount of capital should provide us more flexibility to expand our banking franchise. The dividend reduction was not the result of any regulatory actions. The Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in anticipation of new higher capital levels as required under the new Basel Rules.
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

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 70 for a discussion of interest rate sensitivity.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1, 2014 to July 31, 2014	455	$9.95	—	4,112,465
August 1, 2014 to August 31, 2014	412	9.66	—	4,112,465
September 1, 2014 to September 30, 2014	—	—	—	4,112,465
Total	867	$9.81	—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2014.

(2)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:

	A.	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 22, 2014.
	B.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 3, 2014.
	C.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2013.

(10)	Material Contracts
Valley National Bancorp 2009 Long-Term Stock Incentive Plan (amended to provide for awards of a number of restricted stock units and a reduction by the same number of restricted stock awards).*

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 7, 2014	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: November 7, 2014	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer