Form 10-K
period 2014-12-31
VALLEY NATIONAL BANCORP
filed 2015-02-27
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.9 billion on June 30, 2014.
There were 232,497,019 shares of Common Stock outstanding at February 26, 2015.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2015 Proxy Statement”) for the 2015 Annual Meeting of Shareholders to be held April 15, 2015 will be incorporated by reference in Part III. The 2015 Proxy Statement will be filed within 120 days of December 31, 2014.

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2014, Valley had consolidated total assets of $18.8 billion, total net loans of $13.4 billion, total deposits of $14.0 billion and total shareholders’ equity of $1.9 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III and State Bancorp Capital Trusts I and II through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.
Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 224 branches serving northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn Queens and Long Island, and southeast and central Florida. The Bank provides a full range of commercial, retail, insurance and wealth management financial services products. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. The Bank also provides certain international banking services to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts.
Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisers which are Securities and Exchange Commission (SEC) registered investment advisers;

•	title insurance agencies in New Jersey, New York and Florida;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in health care equipment and other commercial equipment leases;

•	a subsidiary which owns and services existing general aviation aircraft loans and existing commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans and specializes in asset-based lending.
The Bank’s subsidiaries also include real estate investment trust subsidiaries (the REIT subsidiaries) which own real estate related investments and a REIT subsidiary, which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries, all subsidiaries mentioned above are directly or indirectly wholly owned by the Bank. Because each REIT must have 100 or more shareholders to qualify as a REIT, each REIT has issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are current and former (non-executive officer) Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REITs.

Recent Acquisitions
Valley has grown significantly in the past five years primarily through bank acquisitions, including the recent bank transactions discussed further below, as well as some modest de novo branch expansion mostly in targeted areas in Brooklyn and Queens, New York.
1st United Bancorp, Inc. On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, after purchase accounting adjustments. The 1st United acquisition brings to Valley a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014. See further details regarding the acquisition of 1st United in Note 2 to the consolidated financial statements.
In connection with the 1st United acquisition, we acquired loans and other real estate owned subject to FDIC loss-share agreements (referred to as “covered loans” and “covered OREO”, together “covered assets”). The FDIC loss-share agreements relate to three previous FDIC- assisted acquisitions completed by 1st United from 2009 to 2011. The Bank will share losses on covered assets in accordance with provisions of each loss-share agreement. The commercial and single-family (residential) loan loss-sharing agreements with the FDIC expire between December of 2015 and October of 2021. See Notes 2 and 5 to the consolidated financial statements for further details.
State Bancorp, Inc. On January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 14 remain within our 43 branch network in New York and are located in Long Island and Queens. The State Bancorp locations complement Valley’s other New York City locations, including five branches in Queens, and provide a foundation for our efforts in these attractive markets. The common shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the all stock acquisition equaled $208 million.
Additionally, a warrant issued by State Bancorp (in connection with its previously redeemed preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding at December 31, 2014.
FDIC-Assisted Transactions. In March 2010, the Bank acquired $688.1 million in certain assets, including loans totaling $412.3 million (primarily commercial and commercial real estate loans), and assumed all of the deposits totaling $654.2 million, excluding certain brokered deposits and borrowings, of The Park Avenue Bank and LibertyPointe Bank, both New York State chartered banks, from the Federal Deposit Insurance Corporation (FDIC). The deposits from both FDIC-assisted transactions were acquired at a 0.15 percent premium. In addition, as part of the consideration for The Park Avenue Bank FDIC-assisted transaction, the Bank agreed to issue a cash-settled equity appreciation instrument to the FDIC. The valuation and settlement of the equity appreciation instrument during 2010 did not significantly impact Valley’s consolidated financial statements.
In connection with both of the FDIC-assisted transactions, the Bank entered into loss-share agreements with the FDIC. Under the terms of the loss-sharing agreements, the Bank will share in the losses on covered assets. The Bank may sell the acquired loans (with or without recourse) but in such case, the FDIC loss-sharing agreements will cease to be effective for any losses incurred on such loans. Additionally, any related FDIC loss-share receivable would be uncollectable and written-off upon settlement of the sale. The commercial and single-family (residential) loan loss-sharing agreements with the FDIC expire in March of 2015 and 2020, respectively. The Company expects the vast majority of the covered loans to mature, substantially paydown under contractual loan terms or work through our collection process on or before the expiration of the related loss-sharing agreements. See Note 5 to the consolidated financial statements for further details.
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

Commercial Lending Segment
Commercial and Industrial Loans. Commercial and industrial loans, including $13.8 million of covered loans, totaled approximately $2.3 billion and represented 16.7 percent of the total loan portfolio at December 31, 2014. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area, as well as Florida due to our newly acquired Florida lending operations from 1st United which accounted for approximately 7.0 percent of the $2.3 billion (including $7.7 million of the covered loans) in commercial and industrial loans at December 31, 2014. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Our loan decisions will include consideration of a borrower’s standing in the community, willingness to repay debts, collateral coverage and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle by the conversion of short-term assets into cash. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $345.1 million at December 31, 2014. In addition, through our subsidiaries we own and service general aviation aircraft loans, provide financing to the diamond and jewelry industry, the medical equipment leasing market, and engage in asset-based accounts receivable and inventory financing.
Commercial Real Estate Loans. Commercial real estate loans and construction loans, including $131.9 million of covered loans, totaled $6.7 billion and represented 49.7 percent of the total loan portfolio at December 31, 2014. We originate commercial real estate loans that are largely secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York and Pennsylvania. Additionally, loans from our Florida lending operations represented 11.7 percent of the $6.7 billion (including $114.6 million of the covered loans) in total commercial real estate loans at December 31, 2014. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $533.1 million at December 31, 2014 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer Lending Segment
Residential Mortgage Loans. Residential mortgage loans, including $60.7 million of covered loans, totaled $2.6 billion and represented 19.1 percent of the total loan portfolio at December 31, 2014. We offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Our residential mortgage loans include fixed and variable interest rate loans generally located in counties where we have a branch presence in New Jersey, New York and Florida, as well as contiguous counties, if applicable, including eastern Pennsylvania. The loans from our Florida lending operations represented 5.8 percent of the $2.6 billion (including $55.0 million of the covered loans) in total residential mortgage loans at December 31, 2014. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. We occasionally make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property. Terms of first mortgages range from 10 years for interest only loans (which totaled approximately $8.9 million at December 31, 2014) to 30 years for fully amortizing loans. The small 10-year interest only loan portfolio is declining year over year, as Valley no longer originates this type of loan product for the past several years. In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower, the value and condition of the underlying property and other factors that we believe are predictive of future loan performance.
The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. See Note 8 to the consolidated financial statements for further details.
Other Consumer Loans. Other consumer loans totaled $2.0 billion, including $5.5 million of covered loans, and represented 14.5 percent of the total loan portfolio at December 31, 2014. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, loans secured by the cash surrender value of life insurance, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Connecticut, and Delaware offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Valley acquired an immaterial amount of automobile loans from the 1st United during the fourth quarter of 2014, as auto lending was not a focus of the acquired operations. However, we anticipate implementing our current auto lending model in Florida during 2015 using our New Jersey based underwriting and loan servicing platform. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territory. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Unsecured consumer loans totaled approximately $31.4 million, including $7.6 million of credit card loans, at December 31, 2014. Other consumer loans from our Florida lending operations acquired from 1st United totaled 3.6 percent of the $2.0 billion (including $5.1 million of covered loans) in total other consumer loans and mainly consisted of home equity loans.
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
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2014, our total investment securities and interest bearing deposits with banks were $2.7 billion and $367.8 million, respectively. See the “Investment Securities Portfolio” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2014, approximately 71 percent of Valley’s $13.5 billion total loan portfolio consisted of non-covered (i.e., loans which are not subject to loss-sharing agreements with the FDIC) commercial real estate (including construction loans), residential mortgage, and home equity loans . Of the remaining 29 percent, approximately 27.4 percent consisted of non-covered loans not collateralized by real estate and approximately 1.6 percent consists of loans covered by the FDIC loss-sharing agreements. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2014.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	39%	42%	72%	51%	48%
New York	41	41	9	26	33
Florida	2	13	7	4	8
Pennsylvania	1	1	3	14	3
California	2	*	4	*	1
Ohio	*	*	4	*	1
Other	15	3	1	5	6
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.

During 2014, the percentage of total loans from New Jersey decreased by 8 basis points to 48 percent at December 31, 2014 as compared to 56 percent at December 31, 2013 mainly due to Florida loans acquired in the 1st United acquisition. As a result, the percentage of total loans from Florida increased by approximately seven basis points during 2014 from one percent at December 31, 2013. The percentage of loans by loan portfolio segment and by total loans presented for all other states above did not materially change from December 31, 2013.

Risk Management
Effective risk management is critical to our success. Financial institutions must manage a variety of business risks that can significantly affect their financial performance. Significant risks we confront are credit risks and asset/liability management risks, which include interest rate and liquidity risks. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loan, lease and investment assets. Interest rate risk results from changes in interest rates which may impact the re-pricing of assets and liabilities in different amounts or at different dates. Liquidity risk is the risk that we will be unable to fund obligations to loan customers, depositors or other creditors at a reasonable cost.

Valley’s Board performs its risk oversight function primarily through several standing committees, including the Risk Committee, all of which report to the full Board. The Risk Committee assists the Board by, among other things, establishing an enterprise-wide risk management framework that is appropriate for Valley’s capital, business activities, size and risk appetite. The Risk Committee also reviews and recommends to the Board appropriate risk tolerances and limits for credit, compliance, interest rate, liquidity, operational, strategic and price risk (and ensures that risk is managed within those tolerances), monitors compliance with laws and regulations, and monitors our legal activity and associated risk. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Additionally, The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including Valley, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of Valley’s results in the severely adverse stress tests will be available to the public starting in June 2015. Through the stress testing program that has been implemented and reviewed by the Risk Committee, Valley will comply with current regulations. The results of stress testing activities will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

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
Our historical and current loan underwriting practice prohibits the origination of payment option ARMs which allow for negative interest amortization and subprime loans. Our residential loan portfolio included approximately $11.5 million and $13.3 million of loans that could be identified by us as non-conforming loans commonly referred to as either “alt-A,” “stated income,” or “no doc” loans at December 31, 2014 and 2013, respectively. These loans were mostly originated prior to 2008 and had a weighted average loan-to-value ratio of 70 percent at the date of origination. Virtually all of our loan originations in recent years have conformed to rules requiring documentation of income, assets sufficient to close the transactions and debt to income ratios that support the borrower’s ability to repay under the loan’s proposed terms and conditions. These rules are applied to all loans originated for retention in our portfolio or for sale in the secondary market.
Loan documentation. Loans are well documented in accordance with specific and detailed underwriting policies and verification procedures. General underwriting guidance is consistent across all loan types with possible variations in procedures and due diligence dictated by specific loan requests. Due diligence standards require acquisition and verification of sufficient financial information to determine a borrower’s or guarantor’s credit worthiness, capital support, capacity to repay, collateral support, and character. Credit worthiness is generally verified using personal or business credit reports from independent credit reporting agencies. Capital support is determined by acquisition of independent verifications of deposits, investments or other assets. Capacity to repay the loan is based on verifiable liquidity and earnings capacity as shown on financial statements and/or tax returns, banking activity levels, operating statements, rent rolls or independent verification of employment. Finally, collateral valuation is determined via appraisals from independent, bank-approved, certified or licensed property appraisers, valuation services, or readily available market resources.
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
Many times, we will underwrite loans to legal entities formed for the limited purpose of the business which is being financed. Credit granted to these entities and the ultimate repayment of such loans is primarily based on the cash flow generated from the property securing the loan or the business that occupies the property. The underlying real property securing the loans is considered a secondary source of repayment, and normally such loans are also supported by guarantees of the legal entity members. Absent such guarantees or approval by our credit committee, our policy requires that the loan to value ratio (at origination) be 60 percent or less of the estimated market value of the property as established by an independent licensed appraiser.
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

Loans Originated by Third Parties
From time to time, the Bank makes bulk purchases of residential mortgage loans, automobile loans, and other loan types (including commercial real estate loans totaling $147 million at December 31, 2014 that were purchased from other financial institutions in 2012 and 2014), originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased residential mortgage loans and automobile loans (excluding purchased credit-impaired loans acquired in business combinations or FDIC-assisted transactions) totaled approximately $305.1 million and $23.5 million, respectively, at December 31, 2014 representing 11.8 percent and 1.6 percent of our total residential mortgage and automobile loan portfolios, respectively. At December 31, 2014, the residential mortgage loans originated by third parties had loans past due 30 days or more totaling 2.0 percent of these loans as compared to 0.2 percent for our total residential mortgage portfolio, including all delinquencies. The purchased automobile portfolio had loans past due 30 days or more totaling 1.1 percent of these loans at December 31, 2014 as compared to 0.1 percent for our total automobile loan portfolio.
Additionally, Valley has performed credit due diligence on the majority of the loans acquired in our bank acquisitions and FDIC-assisted transactions (disclosed under the "Recent Acquisitions" section above) in determining the estimated cash flows receivable from such loans. See the "Loan Portfolio" section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report below for additional information.
Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, and with the acquisition of 1st United on November 1, 2014, southeast and central Florida. Valley ranked 17th in competitive ranking and market share based on the deposits reported by 226 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit market as of June 30, 2014. The FDIC also ranked Valley 8th, 41st and 37th in the states of New Jersey, New York and Florida (based upon 1st United's ranking), respectively, based on deposit market share as of June 30, 2014. Despite our favorable FDIC rankings, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, captive finance companies, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national companies which offer various financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.
In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems. Web-based and other internet companies are providing non-traditional, but increasingly strong, competition for our borrowers, depositors, and other customers. Within our markets, we compete with some of the largest financial institutions in the world that are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 224 branches, an extensive ATM network, and our 24-hour telephone and on-line banking systems.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Personnel
At December 31, 2014, Valley National Bank and its subsidiaries employed 2,907 full-time equivalent persons. Management considers relations with its employees to be satisfactory.
Executive Officers

Name	Age at December 31, 2014	Executive Officer Since	Office
Gerald H. Lipkin	73	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	57	1991	Director, Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank

Alan D. Eskow	66	1993	Director, Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank

Albert L. Engel	66	1998	Executive Vice President of Valley and Valley National Bank
Robert E. Farrell	68	1990	Executive Vice President of Valley and Valley National Bank
Dianne M. Grenz	52	2014	Executive Vice President of Valley and Valley National Bank
James G. Lawrence	71	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	68	1997	Executive Vice President of Valley and Valley National Bank
Bernadette M. Mueller	56	2009	Executive Vice President of Valley and Valley National Bank
Robert J. Mulligan	67	1991	Executive Vice President of Valley and Valley National Bank
Andrea T. Onorato	57	2014	Executive Vice President of Valley and Valley National Bank
Ira D. Robbins	40	2009	Executive Vice President of Valley and Valley National Bank
Rudy E. Schupp	64	2014	Executive Vice President of Valley and Valley National Bank
Sherry Ambrosini	59	2014	First Senior Vice President of Valley National Bank
Elizabeth E. De Laney	50	2007	First Senior Vice President of Valley National Bank
Eric W. Gould	46	2001	First Senior Vice President of Valley National Bank
John H. Noonan	68	2006	First Senior Vice President of Valley National Bank
Stephen P. Davey	59	2002	First Senior Vice President of Valley National Bank
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
In July 2013, the FRB, or Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The Federal Deposit Insurance Corporation, or FDIC, and the OCC, have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Valley and Valley National Bank, compared to the current U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).
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
Under the Basel Rules, the minimum capital ratios for us and Valley National Bank as of January 1, 2015 are as follows:

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
Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Valley and Valley National Bank, may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. We intend to make this one-time election in the applicable bank regulatory reports as of March 31, 2015.
The Basel Rules with respect to us require that trust preferred securities be phased out from Tier 1 capital between January 1, 2015 (when only 25 percent of the amount may be included) and January 1, 2016 (when 0 percent may be included).
With respect to Valley National Bank, the Basel Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. Effective as of January 1, 2015, the OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Basel Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.
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
Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2014 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2014, Valley and Valley National Bank would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

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

•
Directed federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion;Provided mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

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
Volcker Rule
On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2016. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2014 that meet the definition of Covered Funds. Covered Funds held prior to December 31, 2013 are required to be divested by July 21, 2016 under the foregoing rules. In December 2014, the FRB announced its intention to further exercise its statutory authority in 2015 and grant an additional, final, one-year extension, until July 21, 2017 for the divestiture of Covered Funds.
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as Valley and Valley National Bank, with at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which Valley may structure compensation for its executives.
In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed in the immediately preceding paragraph.
The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Valley, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
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
The OCC conditioned its approval of Valley’s acquisition of 1st United, on the commitment of Valley National Bank to submit to the OCC before the end of 2014 a CRA plan consistent with the correspondence Valley submitted to the OCC during the application process. Valley National Bank submitted its CRA plan to the OCC prior to the end of 2014. The OCC acknowledged receipt of the CRA plan and did not object to the CRA plan as of the issuance date of this Annual Report. Under the CRA plan, Valley National Bank committed to endeavor to expand its CRA efforts with additional financial and managerial resources.
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
Valley National Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to the following:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

Valley National Bank’s deposit operations are also subject to the following federal statutes and regulations, among others:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations, such as the amendments described above in the discussion on the Dodd-Frank Act.
Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act) became effective in early 2000. The Gramm-Leach-Bliley Act provides for the following:

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
We may have difficulty integrating 1st United Bancorp into our franchise.
Our traditional marketplace and physical presence has been in northern and central New Jersey and the New York City metropolitan area. During the fourth quarter of 2014, we expanded our branch network into markets outside of these areas through our acquisition of 1st United Bancorp, Inc. headquartered in Boca Raton, Florida (with primary bank operations in West Palm Beach, Florida). The 1st United acquisition adds a 20 branch network serving southeast and central Florida and represents approximately 9 percent of our total branch network. Valley's ability to successfully execute in these markets depends upon a variety of factors, including management’s ability to successfully integrate 1st United into the Valley franchise, our ability to retain and attract experienced personnel, the continued availability of desirable business opportunities and locations and the competitive responses from other financial institutions in the new market areas. Unlike our previous acquisitions, 1st United is located in an area that is not contiguous to our current market area. Accordingly, there may be additional complications as a result and the success of the acquisition will depend on our ability to integrate 1st United and manage growth outside of Valley's traditional branch footprint. See Note 2 to the consolidated financial statements for additional information on our most recent business combinations.
Our financial results and condition may be adversely impacted by weak economic conditions, particularly if unemployment does not continue to improve or increases.
During 2014, the United States experienced modest economic growth and significant improvements in the level of unemployment rate as compared to the end of 2013. However, the rate of future economic growth still remains highly uncertain and the low level of the labor force participation rate (which has contributed to the decline in the unemployment rate) may not significantly improve in the near future. The majority of Valley’s lending is in northern and central New Jersey, and Manhattan, Brooklyn, Queens, and Long Island, New York. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Prolonged weakened economic conditions and unemployment in our market areas could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows and results of operation of Valley’s business. Additionally, such weak conditions could adversely affect our ability to originate loans.
Changes in interest rates or prolonged low levels of interest rates could reduce our net interest income and earnings.
Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, including the held to maturity, available for sale, and trading securities portfolios, and (iii) the average duration of Valley’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates or a prolonged period of low interest rates, such as those experienced in 2014 and expected to continue in 2015 despite any potential movements in the FRB's accommodative monetary policy, could have a material adverse effect on Valley’s financial condition and results of operations. See additional information at the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
We could recognize other-than-temporary impairment charges on investment securities due to adverse economic and market conditions.
As of December 31, 2014, we had approximately $1.8 billion and $887.0 million in held to maturity and available for sale securities, respectively. We may be required to record impairment charges in earnings related to credit losses on these investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.
If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
Among other securities, our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments pose a risk of future impairment charges by us as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the performance of these issuers and, if applicable, the underlying mortgage loan collateral of the security. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon requirements or recommendations by bank regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. We recognized no other-than-temporary impairment charges on securities attributable to credit in 2014 and 2013 as compared to $5.2 million in 2012. The 2012 charges were mainly due to impaired trust preferred securities and private label mortgage-backed securities. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment of investment securities.
Future acquisitions may dilute shareholder value.
We regularly evaluate opportunities to acquire other financial institutions. As a result, merger and acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisitions.

We could incur future goodwill impairment
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2014 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. If the fair values of the four reporting units were less than their book value of the total common shareholders’ equity for an extended period of time, Valley would consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2014, our goodwill totaled $575.9 million, including $147.7 million acquired in the 1st United acquisition during the fourth quarter of 2014. See Note 8 to the consolidated financial statements for additional information.
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
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2014, over 72 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
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
The Bank entered into loss-sharing agreements with the FDIC in connection with the acquisitions of certain assets and liabilities of LibertyPointe Bank and The Park Avenue Bank in 2010, and assets subject to loss-share agreements acquired in the 1st United acquisition in 2014 (which were from 1st United's prior FDIC-assisted transactions with Old Harbor Bank, The Bank of Miami, and Republic Federal Bank). Under the terms of the loss-sharing agreement with the FDIC in the LibertyPointe Bank transaction, the FDIC is obligated to reimburse us for: (i) 80 percent of any future losses on loans covered by the loss-sharing agreement up to $55.0 million, after we absorb such losses up to the first loss tranche of $11.7 million; and (ii) 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement with the FDIC in The Park Avenue Bank transaction, the FDIC is obligated to reimburse us for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. On October 21, 2011, 1st United assumed all deposits and certain identified assets and liabilities of Old Harbor Bank and entered into a loss-sharing agreement with the FDIC in which the FDIC will reimburse us for 70 percent or up to $49 million of losses on covered loans and other real estate acquired. On December 17, 2010, 1st United assumed all deposits and certain identified assets and liabilities of The Bank of Miami and entered into a loss-sharing agreement with the FDIC in which losses will be shared with us on the acquired loan and other real estate owned portfolio up to 80 percent of those covered assets acquired. On December 11, 2009, 1st United assumed all deposits (except certain brokered deposits) and certain identified assets and liabilities of Republic Federal Bank and entered into a loss-sharing agreement with the FDIC in which losses will be shared with us on the acquired loan and other real estate owned portfolio up to 80 percent of losses up to $36 million. The FDIC will reimburse us for 95 percent of losses in excess of $36 million. At December 31, 2014, our FDIC loss-share receivable totaled $13.8 million, of which $6.9 million related to 1st United loss-sharing agreements. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss-sharing agreements are not managed in accordance with their terms. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods.

The required accounting treatment of purchased credit-impaired (PCI) loans, including covered-loans, we acquired through business combinations, FDIC-assisted transactions, or bulk loan purchases could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under U.S. GAAP, we record loans acquired at a discount (that is due, in part, to credit,) at fair value which may underestimate the actual performance of such loans. As a result, if these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margin and lower interest income in future periods. See the “Loan Portfolio” section of this MD&A and Note 5 to the consolidated financial statements for additional analysis and discussion of our PCI loans.
An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Our non-accrual loans decreased from 1.20 percent at December 31, 2012 to 0.82 percent and 0.41 percent of total loans at December 31, 2013 and 2014, respectively. Although the economy continued to gradually improve during 2014, a downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for loan losses and lost interest income relating to non-performing loans. Non-performing assets (including non-accrual loans, other real estate owned, other repossessed assets, and non-accrual debt securities) totaled $83.1 million at December 31, 2014. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

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
Holders of our common stock are only entitled to receive such cash dividends, as our Board of Directors may declare out of funds legally available for such payments. In the fourth quarter of 2013, we reduced our quarterly cash dividend by $0.0525 to $0.11 per share. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics. This could adversely affect the market price of our common stock. Additionally, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory policies and regulations including the supervisory policies and guidelines of the OCC and the FRB regarding capital adequacy and dividends. Among other things, consultation of the FRB supervisory staff is required in advance of our declaration or payment of a dividend that exceeds our earnings for a period in which the dividend is being paid. New regulatory guidelines will increase our minimum capital requirements in the future as outlined in the “Basel III” section of Item 1 above.
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
We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on dividends, distributions, and other payments from the Bank and its non-banking subsidiaries to fund cash dividend payments on our common stock and to fund most payments on our other obligations. Regulations relating to capital requirements affect the ability of the Bank to pay dividends and other distributions to us and to make loans to us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders or interest payments on our long-term borrowings and junior subordinated debentures issued to capital trusts. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
Our market share and income may be adversely affected by our inability to successfully compete against larger and more diverse financial service providers.
Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the potential negative changes in the financial markets and regulatory landscape. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a large list of other local, regional and national institutions which offer financial services. Additional mergers and acquisitions of financial institutions within New Jersey and the New York Metro area may also occur given the current difficult banking environment and add more competitive pressure to a substantial portion of our marketplace. If Valley is unable to compete effectively, it may lose market share and its income generated from loans, deposits, and other financial products may decline.

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
A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in Northern New Jersey and Florida in which our branches operate are subject to severe flooding and significant weather related disruptions may become common events in the future. During the fourth quarter of 2012, Hurricane Sandy struck the Northeast and caused severe property damage and many business closures throughout the New Jersey and New York Metropolitan areas. Although, this storm did not materially impact our operations or the vast majority of our borrowers’ ability to repay their loans or the collateral values securing their loans, the risk of such disruptions and potential losses remain from future storm activity.
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
We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold over 17,200 individual residential mortgages totaling approximately $3.6 billion. Of the $3.6 billion in originations, approximately $17.3 million in unpaid principal balances remain outstanding from the origination years 2006 through 2008. These particular years are considered to be ‘high risk’ years in the mortgage industry due to the escalation in housing prices, and subsequent decline during the financial crisis. However, these potentially higher risk loans in our retained mortgage loan servicing portfolio continued to outperform Fannie Mae’s overall portfolio performance (for each applicable origination year) at December 31, 2014. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only two loan repurchases in 2014 and four loan repurchases during 2013). None of the loan repurchases resulted in loss. As of December 31, 2014, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.
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
We conduct our business at 224 retail banking centers locations throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn, Queens and Long Island, and southeast and central Florida. We own 104 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.
The following table summarizes our retail banking centers by district in each state:

	Number of banking centers	% of Total
New Jersey
Central	34	15.1%
Northern	127	56.7
Total New Jersey	161	71.8
New York
Manhattan	15	6.7
Long Island	13	5.8
Brooklyn	9	4.0
Queens	6	2.7
Total New York	43	19.2
Florida
Southeast	10	4.5
Central (including the Treasure Coast and Gulf Coast regions)	10	4.5
Total Florida	20	9.0
Total	224	100.0%

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own four office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York, which are used for various operations of Valley National Bank and its subsidiaries. Our New York City corporate headquarters are located at One Penn Plaza in Manhattan and are primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. We also lease a residential mortgage loan production office in Bethlehem, Pennsylvania. In addition to the 20 branch locations acquired from 1st United, we lease three additional office facilities in Florida, used for operational, executive and lending purposes.

During the fourth quarter of 2014, we sold a branch located at 62 West 47th Street in Manhattan for a pre-tax gain of approximately $17.8 million and entered into a long-term lease with an unrelated third party for a new location directly across the street. Valley plans to complete its branch relocation in the first half of 2015.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $283.0 million at December 31, 2014.

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

	Year 2014			Year 2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$10.50	$9.28	$0.11	$10.50	$9.50	$0.16
Second Quarter	10.81	9.42	0.11	10.28	8.75	0.16
Third Quarter	10.18	9.38	0.11	10.73	9.41	0.16
Fourth Quarter	10.09	9.05	0.11	10.53	9.67	0.11
There were 8,158 shareholders of record as of December 31, 2014.
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

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2009 in: (a) Valley’s common stock; (b) the Keefe, Bruyette & Woods’ KBW50 Bank Index; (c) Valley's custom peer group of 16 U.S.
Banks (Valley Peer 16) in the States located in the Northeast and Mid-Atlantic with total assets ranging from $4.5 billion to $48.6 billion (see below for details); and (d) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/09	12/10	12/11	12/12	12/13	12/14
Valley	$100.00	$111.91	$107.44	$90.22	$104.23	$104.51
KBW 50	100.00	120.41	114.18	129.31	189.82	194.41
Valley Peer 16 *	100.00	133.43	126.52	141.44	200.91	212.05
S&P 500	100.00	115.08	117.47	136.24	180.33	204.96

* The peer group index is comprised of the following banks: Astoria Financial Corporation, Community Bank System, Inc., Dime Community Bancshares, Inc., First Niagara Financial Group, Inc., Flushing Financial Corporation, Fulton Financial Corporation, Investors Bancorp, Inc., National Penn Bancshares, Inc., NBT Bancorp Inc., New York Community Bancorp, Inc., People's United Financial, Inc., Provident Financial Services, Inc., Signature Bank, Sterling Bancorp, Susquehanna Bancshares, Inc., and Webster Financial Corporation.

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2014 to October 31, 2014	—	$—	—	4,112,465
November 1, 2014 to November 30, 2014	13,764(2)	9.90	—	4,112,465
December 1, 2014 to December 31, 2014	63,800(2)	9.49	—	4,112,465
Total	77,564		—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2014.

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

	As of or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$644,536	$623,986	$678,410	$679,901	$682,402
Interest expense	161,846	168,377	181,312	199,013	214,060
Net interest income—tax equivalent basis (1)	482,690	455,609	497,098	480,888	468,342
Less: tax equivalent adjustment	7,933	7,889	7,217	6,077	5,590
Net interest income	474,757	447,720	489,881	474,811	462,752
Provision for credit losses	1,884	16,095	25,552	53,335	49,456
Net interest income after provisions for credit losses	472,873	431,625	464,329	421,476	413,296
Non-interest income:
Gains on securities transactions, net	745	14,678	2,587	32,068	11,598
Net impairment losses on securities recognized in earnings	—	—	(5,247)	(19,968)	(4,642)
Trading (losses) gains, net	(31)	909	2,793	2,271	(6,897)
Gains on sales of loans, net	1,731	33,695	46,998	10,699	12,591
Gains (losses) on sales of assets, net	18,087	10,947	(329)	426	619
Other non-interest income	57,084	68,424	74,144	86,801	78,058
Total non-interest income	77,616	128,653	120,946	112,297	91,327
Non-interest expense:
Loss on extinguishment of debt	10,132	—	—	—	—
Amortization of tax credit investments	24,196	14,352	4,157	2,614	865
Other non-interest expense	368,927	366,986	370,743	335,942	318,823
Total non-interest expense	403,255	381,338	374,900	338,556	319,688
Income before income taxes	147,234	178,940	210,375	195,217	184,935
Income tax expense	31,062	46,979	66,748	62,706	54,929
Net income	$116,172	$131,961	$143,627	$132,511	$130,006
Per Common Share (2) :
Earnings per share:
Basic	$0.56	$0.66	$0.73	$0.74	$0.73
Diluted	0.56	0.66	0.73	0.74	0.73
Dividends declared	0.44	0.60	0.65	0.66	0.66
Book value	8.03	7.72	7.57	7.02	7.22
Tangible book value (3)	5.38	5.39	5.26	5.13	5.29
Weighted average shares outstanding:
Basic	205,716,293	199,309,425	197,354,159	178,424,883	177,568,546
Diluted	205,716,293	199,309,425	197,354,372	178,426,070	177,577,663
Ratios:
Return on average assets	0.69%	0.83%	0.91%	0.93%	0.92%
Return on average shareholders’ equity	7.18	8.69	9.57	10.11	10.23
Return on average tangible shareholders’ equity (4)	10.26	12.51	13.65	13.68	13.84
Average shareholders’ equity to average assets	9.62	9.51	9.48	9.19	9.00
Tangible common equity to tangible assets (5)	6.87	6.86	6.71	6.58	6.82
Efficiency ratio (6)	73.00	66.16	61.38	57.67	57.70
Dividend payout	78.40	90.90	89.04	88.46	88.89
Risk-based capital:
Tier 1 capital	9.73%	9.65%	10.87%	10.81%	10.83%
Total capital	11.42	11.87	12.38	12.64	12.81
Leverage capital	7.46	7.27	8.09	7.99	8.23
Financial Condition:
Assets	$18,793,855	$16,156,541	$16,012,646	$14,252,755	$14,151,249
Net loans	13,371,560	11,453,995	10,892,599	9,665,839	9,241,091
Deposits	14,034,116	11,319,262	11,264,018	9,673,102	9,363,614
Shareholders’ equity	1,863,017	1,541,040	1,502,377	1,254,836	1,284,935
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

(2)	All per common share amounts reflect all common stock dividends and all stock splits prior to 2013.

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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity and less goodwill and other intangible assets by common shares outstanding as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
			($in thousands)
Common shares outstanding	232,110,975	199,593,109	198,438,271	178,683,030	178,010,307
Shareholders’ equity	$1,863,017	$1,541,040	$1,502,377	$1,254,836	$1,284,935
Less: Goodwill and other intangible assets	614,667	464,364	459,357	338,780	343,541
Tangible common shareholders’ equity	$1,248,350	$1,076,676	$1,043,020	$916,056	$941,394
Tangible book value per common share	$5.38	$5.39	$5.26	$5.13	$5.29

(4)
Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Net income	$116,172	$131,961	$143,627	$132,511	$130,006
Average shareholders’ equity	$1,618,965	$1,519,299	$1,500,997	$1,310,939	$1,270,778
Less: Average goodwill and other intangible assets	486,769	464,085	449,078	342,122	331,667
Average tangible shareholders’ equity	$1,132,196	$1,055,214	$1,051,919	$968,817	$939,111
Return on average tangible shareholders’ equity	10.26%	12.51%	13.65%	13.68%	13.84%

(5)
Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2014	2013	2012	2011	2010
			($ in thousands)
Tangible common shareholders’ equity	$1,248,350	$1,076,676	$1,043,020	$916,056	$941,394
Total assets	$18,793,855	$16,156,541	$16,012,646	$14,252,755	$14,151,249
Less: Goodwill and other intangible assets	614,667	464,364	459,357	338,780	343,541
Tangible assets	$18,179,188	$15,692,177	$15,553,289	$13,913,975	$13,807,708
Tangible common shareholders’ equity to tangible assets	6.87%	6.86%	6.71%	6.58%	6.82%

(6)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
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
Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a severe decline in the general economic conditions of New Jersey, the New York Metropolitan area and Florida;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	less than expected cost savings from long-term borrowings that mature from 2015 to 2018;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

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

•	future goodwill impairment due to changes in our business, changes in market conditions, or other factors; and

•	other unexpected material adverse changes in our operations or earnings.
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
Allowance for Loan Losses. The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commercial letters of credit and represents management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolios. There are numerous components that enter into the evaluation of the allowance for loan losses, which includes a quantitative analysis, as well as a qualitative review of its results. The qualitative review is subjective and requires a significant amount of judgment. Various banking regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, our allowance for credit losses methodology includes loan portfolio evaluations at the portfolio segment level, which consist of the commercial and industrial, commercial real estate, construction, residential mortgage, home equity, automobile and other consumer loan portfolios.
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
Valley has no allowance reserves established at December 31, 2014 related to the non-covered PCI loans; however, the information below regarding our policies to determine the allowance for covered loans is identical to the procedures performed by Valley to determine the carrying amounts and reserves for impairment of non-covered PCI loans subsequent to their acquisition date.
Allowance for Loan Losses on Covered Loans
During 2010 and 2014, we acquired loans in two FDIC-assisted transactions and three prior FDIC-assisted transactions in connection with the 1st United acquisition, respectively, that are covered by loss-sharing agreements with the FDIC whereby we will be reimbursed for a substantial portion of any future losses. Like the non-covered PCI loans acquired and purchased during the first quarter of 2012 and fourth quarter of 2014, we evaluated the acquired covered loans and elected to account for them in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. The covered loans are initially recorded at their estimated fair values segregated into pools of loans sharing common risk characteristics, exclusive of the loss-sharing agreements with the FDIC. The fair values include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
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
Changes in Our Allowance for Loan Losses
Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $102.4 million at December 31, 2014.
For impaired credits, if the present value of expected cash flows were 10 percent higher or lower, the allowance would have decreased $4.5 million or increased $5.2 million, respectively, at December 31, 2014. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have decreased $250 thousand or increased $1.7 million, respectively, at December 31, 2014.
If classified loan balances were 10 percent higher or lower, the allowance would have increased or decreased by approximately $1.2 million, respectively, at December 31, 2014.
The credit rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by approximately $4.6 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2014. Additionally, if the historical loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $7.4 million, respectively, at December 31, 2014. Moreover, if the expected loss rate applied to classified loans were to increase or decrease by 10 percent, the allowance would have been $6.2 million higher or lower, respectively, at December 31, 2014.

A key variable in determining the allowance is management’s judgment in determining the size of the allowances attributable to general economic conditions and other qualitative risk factors. At December 31, 2014, such allowances were 5.4 percent of the total allowance. If such allowances were 10 percent higher or lower, the total allowance would have increased or decreased by $557 thousand, respectively, at December 31, 2014.
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
Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $575.9 million at December 31, 2014 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $38.8 million at December 31, 2014 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.
The goodwill impairment analysis is generally a two-step test. During 2014 and 2013, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units but may choose to perform an optional qualitative assessment allowable under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment” for one or more units in the future periods to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.
Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2014, the impact of a five percent impairment charge would result in a reduction in net income of approximately $30.7 million. See Note 8 to consolidated financial statements for additional information regarding goodwill and other intangible assets.

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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2014, management has determined it is more likely than not that Valley will realize its net deferred tax assets and therefore a valuation allowance was not established.
In addition to our judgments regarding the realizable amount of our deferred tax assets, we are required to adjust our state deferred tax assets for the impact of our expansion outside of our traditional markets, specifically New Jersey. During the fourth quarter of 2014, we reduced our state deferred tax assets by $7.6 million to reflect the effect of the 1st United acquisition in Florida on our existing state deferred tax assets. The $7.6 million reduction is reflected as a charge to our (state) income tax expense for 2014. Future adjustments to our state deferred tax assets may be required, dependent on any significant changes in the nature, location and composition of our income producing assets.
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
Executive Summary
Company Overview. At December 31, 2014, Valley had consolidated total assets of $18.8 billion, total net loans of $13.4 billion, total deposits of $14.0 billion and total shareholders’ equity of $1.9 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens and Long Island and southeast and central Florida. Of our current 224—branch network, 72 percent, 19 percent and 9 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

Valley’s most recent acquisition was completed on November 1, 2014 when Valley acquired 1st United Bancorp, Inc. ("1st United") and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, after purchase accounting adjustments. The 1st United acquisition provided Valley unique access to Florida's high growth market through its experienced management team and a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast and central Florida, including the Treasure Coast and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. The transaction generated approximately $147.7 million in goodwill and $11.5 million in core deposit intangible assets subject to amortization. See Item 1 of this Annual Report for more details regarding our past merger activity, as well as Note 2 to the consolidated financial statements.
Annual Results. Net income totaled $116.2 million, or $0.56 per diluted common share, for the year ended December 31, 2014 compared to $132.0 million in 2013, or $0.66 per diluted common share. The decrease in net income was largely due to: (i) a $51.0 million, or 39.7 percent, decline in total non-interest income mainly due to declines of $32.0 million and $12.4 million in net gains on sales of loans and net gains on securities transactions, respectively, as well as a $13.9 million increase in the reduction to our non-interest income due to changes in the FDIC loss-share receivable, partially offset by a $7.1 million increase in net gains on sales of assets (which included a $17.8 million gain on the sale of a Manhattan branch location during the fourth quarter of 2014) and (ii) a $21.9 million, or 5.7 percent, increase in total non-interest expense mostly caused by a $10.1 million loss on extinguishment of debt resulting from the prepayment of $275 million in higher cost long-term borrowing in late December 2014, a $9.8 million increase in amortization of tax credit investments and $2.6 million in 1st United merger related expenses, partially offset by (iii) a $27.0 million, or 6.0 percent, increase in our net interest income largely caused by a $893.7 million increase in average loans and a 17 basis point decline in the cost of long-term borrowings mostly driven by the early redemption of $146.8 million of 7.75 percent junior subordinated debentures during the second half of 2013, (iv) a $14.2 million, or 88.3 percent, decline in our provision for credit losses caused by the positive effect of the gradual improvement in credit conditions and the U.S. economy on our non-covered loan portfolio during 2014 and a $3.6 million increase in the negative (credit) provision for losses on covered loan due to a decrease in the estimated additional credit impairment of certain loan pools acquired in FDIC-assisted transactions and (v) a $15.9 million, or 33.9 percent, decrease in income tax expense due, in part, to declines in pre-tax income and increased tax credit investments, partially offset by a $7.6 million charge within income tax expense for the fourth quarter of 2014 which mostly related to the effect of the 1st United acquisition on the valuation of our deferred tax assets. See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above impacting our 2014 annual results.
Economic Overview and Indicators. The economic environment modestly improved in 2014 compared to the prior year. Job growth accelerated, the housing market improved during the second half of the year and business fixed investment advanced moderately. On whole, commodity prices, most notably oil, declined, home prices increased and equity markets advanced compared with the end of 2013. This dynamic should boost household purchasing power and therefore support consumer spending and loan demand in 2015. Long-term interest rates were pressured lower throughout the year effecting credit spreads. During the fourth quarter of 2014, real gross domestic product (GDP) grew at a 3.2 percent annual rate after advancing 5.0 percent in the third quarter of 2014. Compared with the end of 2013, real gross domestic product advanced at a 2.6 percent rate during 2014.
Labor market conditions improved during 2014, with strong job gains and a lower unemployment rate as compared with the end of 2013. In 2014, there were ten consecutive months that added more than two-hundred thousand jobs to the economy. The unemployment rate ended the fourth quarter at 5.6 percent as noted in the table below, and 1.1 percentage points lower than compared with December 31, 2013.
The pace of existing home sales in the U.S. and New York City metropolitan area essentially stalled during the first half of 2014, but slowly rebounded through the fourth quarter of 2014. Compared with the third quarter of 2014, existing home sales activity softened. However, given that underlying buying conditions are generally favorable with mortgage interest rates still low and job growth remaining strong, we believe the pace of home sales should strengthen during 2015. Evidence of first-time home buyer activity has picked up in recent months and should provide additional support for the housing market in 2015.
Energy prices, including some industrial commodities such as copper, have declined in 2014 compared with the end of 2013. The precipitous drop in oil prices in late 2014 and early 2015 should support consumer spending as it becomes further evident the price decline is more than transitory. West Texas Intermediate crude oil ended the fourth quarter at $53.45, decreasing 46 percent as compared to December 31, 2013.
The Federal Reserve’s Open Market Committee (the “Committee”) continued to maintain a target range of zero to 0.25 percent for its federal funds rate throughout 2014. In determining how long to maintain this current policy, the Committee will assess (both realized and future expected) progress toward its objectives of maximum employment and two percent inflation. The Committee also maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions. Although many market watchers and economists believe the Federal Reserve will begin to gradually increase its target federal funds rate in the latter half of 2015, the Committee maintained that it can be patient in beginning to normalize the stance of its monetary policy.
The 10-year U.S. Treasury note yield ended the fourth quarter at 2.17 percent, 87 basis points lower compared with December 31, 2013. The spread between the 2- and 10-year U.S. Treasury note yields ended the fourth quarter of 2014 at 1.50 percentage points, 44 basis points lower sequentially and 116 basis points lower compared with the end of 2013.

During the fourth quarter of 2014 and the first quarter of 2015, market interest rates for residential mortgages declined to levels not seen since June 2013. The decline has positively impacted the volume of mortgage refinance activity initiated during the fourth quarter of 2014 and through the early stages of 2015. However at this point, we do not see the new and refinanced mortgage loan activity returning to the record origination levels that Valley experienced during most of the 12-month period ending June 30, 2013. In the fourth quarter of 2014 and early 2015, we also continued to see strong demand for commercial real estate and construction loans, especially within the New York City markets. However, the continued pressure on long-term interest rates coupled with the potential increase in short-term interest rates and other negative developments in the global economy will likely provide a difficult operating environment in 2015 and may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Selected Economic Indicators:
Unemployment rate:
U.S.	5.60%	5.90%	6.10%	6.70%	6.70%
New York Metro Region*	5.60%	6.30%	6.70%	7.40%	6.60%
New Jersey	6.20%	6.50%	6.60%	7.20%	7.20%
New York	5.20%	5.20%	6.60%	6.90%	7.00%
Miami-Fort Lauderdale Metro Region	5.60%	6.60%	6.40%	6.50%	6.00%
Florida	5.60%	6.10%	6.20%	6.30%	6.30%

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
		($ in millions)
Personal income:
New Jersey	NA	$509,563	$507,339	$500,870	$497,484
New York	NA	$1,116,714	$1,109,298	$1,097,279	$1,082,685
Florida	NA	853,465	847,539	833,230	821,681
New consumer bankruptcies:
New Jersey	NA	0.11%	0.13%	0.10%	0.12%
New York	NA	0.06%	0.08%	0.06%	0.08%
Florida	NA	0.11%	0.13%	0.11%	0.13%
Change in home prices:
U.S.	(0.10)%	(0.10)%	0.90%	0.20%	(0.30)%
New York Metro Region*	0.25%	(0.31)%	(0.01)%	1.51%	2.04%
Florida	2.38%	0.48%	2.24%	3.30%	4.43%
New consumer foreclosures:
New Jersey	NA	0.07%	0.07%	0.09%	0.09%
New York	NA	0.03%	0.04%	0.06%	0.04%
Florida	NA	0.07%	0.07%	0.09%	0.08%
Homeowner vacancy rates:
New Jersey	1.60%	1.40%	1.70%	1.70%	1.90%
New York	2.20%	1.70%	1.40%	1.50%	2.30%
Florida	2.80%	2.30%	2.40%	2.50%	2.40%

NA—not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S.
Census Bureau.

Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $1.8 billion, or 15.6 percent, to $13.3 billion at December 31, 2014 from December 31, 2013 largely due to $1.2 billion in loans acquired in the 1st United acquisition and solid organic growth in both commercial real estate (including construction) loans and automobile loans in 2014. Total commercial real estate loans of $6.6 billion at December 31, 2014 organically grew by $493.8 million, or 9.1 percent, as compared to December 31, 2013 (excluding $657.4 million of loans acquired from 1st United within this portfolio). Automobile loans increased $243.4 million, or 27.0 percent, to $1.1 billion at December 31, 2014 from December 31, 2013, mostly due to loan growth driven by a strong U.S. auto market and a steadily improving economy in 2014. Commercial and industrial loans totaled $2.2 billion at December 31, 2014 and increased by $242.2 million from December 31, 2013 largely due to $143.3 million of loans acquired from 1st United and increased new loan demand in 2014. However, commercial loan growth has been limited to a certain extent by, among other factors, fierce market competition for quality borrowers and normal collections and prepayment activity in 2014. At December 31, 2014, other consumer loans totaled $310.3 million and increased by $95.2 million from December 31, 2013 largely due to continued growth in collateralized personal lines of credit, as well as $11.8 million of loans acquired from 1st United. Home equity loans totaled $491.7 million at December 31, 2014 and increased $42.7 million from December 31, 2013 entirely due to $57.5 million in loans acquired from 1st United, partially offset by repayment activity as new customer demand as remained tepid. Residential mortgage loans totaled $2.5 billion at December 31, 2014 and remained relatively unchanged from December 31, 2013 as portfolio growth was significantly limited by a steep decline in consumer refinance activity since mid-2013 and, to a lesser extent, our loan originations for sale in the secondary market which totaled over 29 percent of our new and refinanced loan originations during 2014. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) increased to $211.9 million, or 1.6 percent of our total loans, at December 31, 2014 as compared to $96.2 million, or 0.8 percent of total loans, at December 31, 2013 mainly due to $180.7 million in covered loans acquired from 1st United, partially offset by normal collection and prepayment activity.
Our residential mortgage loan origination activity remained at moderate low levels during most of 2014 as compared to 2013 largely due to the higher level of long-term market interest rates since June 2013, which significantly reduced the level of consumer refinance activity. As a result, our new and refinanced residential mortgage loan originations decreased 77.9 percent to $310.7 million for the year ended December 31, 2014 as compared to $1.4 billion in 2013. During 2014, Valley sold only $84.9 million of residential mortgages originated for sale (including $10.5 million of residential mortgage loans held for sale at December 31, 2013), as compared to approximately $1.1 billion of mortgages sold during the year ended December 31, 2013. Due to the decline in sales volume (and to a lesser extent lower gain on sale margins), gains on sales of residential mortgage loans declined to $2.6 million (which excludes $872 thousand of net losses on non-performing commercial loans held for sale during 2014) for the year ended December 31, 2014 as compared to $33.7 million in 2013. Despite a recent decrease in market interest rates since the fourth quarter of 2014 and the expectation that there may be a renewed increase in consumer demand for new and refinanced mortgage loans, we do not anticipate a significant increase (to levels experienced in the first half of 2013) in our refinanced mortgage loan pipeline during the first quarter of 2015. Additionally, if market interest rates were to remain at or increase from current levels, we may elect to decrease the amount of our loans originated for sale, as the yield on such loans would be attractive to hold in our loan portfolio. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Given the current state of the national and local economy, labor markets, and the average level of delinquency rates last reported by the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at December 31, 2014. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. All of the loans acquired from 1st United on November 1, 2014 are accounted for as PCI loans.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans decreased to 0.65 percent at December 31, 2014 compared to 1.23 percent at December 31, 2013. Of the 0.65 percent in delinquencies at December 31, 2014, 0.02 percent, or $3.0 million, represented performing matured loans in the normal process of renewal. Non-accrual loans (excluding non-performing loans held for sale) decreased to $55.8 million, or 0.41 percent of our entire loan portfolio of $13.5 billion, at December 31, 2014 as compared to $95.1 million, or 0.82 percent of total loans, at December 31, 2013. Overall, our non-performing assets (which include non-performing loans held for sale) decreased by 33.4 percent to $83.1 million at December 31, 2014 as compared to $124.9 million at December 31, 2013 largely due to the declines in non-accrual loans, as well as other real estate owned. The $39.3 million, or 41.3 percent, decrease in non-accrual loans was largely due to the transfer of $35.6 million of non-performing loans (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held during the first quarter of 2014, as well as some positive loan collection activity, including the full payoff of three non-accrual commercial real estate loans totaling $3.3 million during the fourth quarter of 2014. The transfer of the loans, required to be at the lower of cost (i.e., the carrying balance) or fair value, resulted in charge-offs totaling $8.3 million to the allowance for loan losses and an aggregate adjusted net carrying value of $27.3 million within the loans held for sale category at the date of transfer. At December 31, 2014, our loans held for sale included only one remaining non-performing commercial real estate loan totaling approximately $7.1 million, after valuation write-downs subsequent to its transfer from the loan portfolio to loans held for sale at March 31, 2014. Loans sales and the valuation write-downs related to non-performing loans held for sale resulted in an aggregate net loss of $872 thousand for the year ended December 31, 2014 recognized as a component of the net gains on sales of loans category of our non-interest income.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and the labor markets, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of December 31, 2014. See the “Non-performing Assets” section below for further analysis of our asset quality.
Investments. During the year ended December 31, 2014, we recognized net gains on securities transactions of $745 thousand as compared to $14.7 million in 2013. Of the $14.7 million in net gains in 2013, $10.7 million related to Valley’s decision to sell previously impaired trust preferred securities issued by one deferring bank holding company during the fourth quarter of 2013. Valley sold these impaired, non-accrual debt securities classified as available for sale (with a combined unamortized cost of $41.8 million) for net proceeds of $52.5 million in October 2013. There were no other-than-temporary impairment charges attributable to credit during the year ended December 31, 2014 and 2013 as compared to $5.2 million in 2012. See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.
Deposits and Other Borrowings. The mix of total deposits continued to shift away from time deposits to the other deposit categories during 2014 due to the low level of rates that we offered on certificates of deposit during most of the year and the maturity of higher cost time deposits. Non-interest bearing deposits represented approximately 31 percent of total average deposits for the year ended December 31, 2014, while savings, NOW and money market accounts were 50 percent and time deposits were 19 percent. Average non-interest bearing deposits increased $166.1 million to $3.7 billion for the year ended December 31, 2014 as compared to 2013 due to increases in both retail and commercial deposits caused by the low level of fixed interest rate investment alternatives, such as time deposits, as well as approximately $94 million in average balances related to non-interest bearing deposits to our new Florida 20-branch network since the acquisition of 1st United in November 2014. Average savings, NOW and money market account balances also increased $577.9 million to $5.9 billion in 2014 largely due to an increase in brokered money market account balances (with agreed upon terms of up to five years) used as a larger part of our loan growth funding strategy and other liquidity needs during the second half of 2014, as well as approximately $98 million in average balances related to our Florida branch network. And lastly, average time deposits declined $93.1 million to $2.2 billion for 2014 as compared to 2013 mainly due to the low level of rates offered on our new certificates of deposit for most of 2014 and the continued run-off of maturing higher cost retail certificates of deposits, partially offset by approximately $48 million in average balances from the Florida branches. However, actual time deposit balances increased by $559.1 million to $2.7 billion at December 31, 2014 from September 30, 2014 due to significant organic growth from new retail time deposit campaigns in New Jersey, New York and Florida, as well as $256.5 million in deposits assumed from 1st United during the fourth quarter of 2014. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.
During 2014, we continued to closely monitor our cost of funds to optimize our net interest margin in the prolonged low interest rate environment, as discussed further in the “Net Interest Income” section below. In late December 2014, we elected to use a portion of our low yielding excess liquidity to prepay $275 million of our long-term borrowings, which had a combined weighted average interest rate of 4.52 percent and contractual maturity dates in November 2015. The debt extinguishment resulted in a loss consisting of prepayment penalties totaling approximately $10.1 million for the year ended December 31, 2014. Additionally, we anticipate future opportunities to reduce our overall funding cost, as certain high cost long-term borrowings totaling approximately $1.7 billion begin to mature in the third quarter of 2015 through the end of 2018, or if the opportunity to prepay such borrowings (similar to the debt prepayment in the fourth quarter of 2014) arises where there is not a significant negative impact to our capital position due to certain factors, such as periodic gains from other infrequent items.  We believe that these maturities, with an average cost of 3.89 percent, are likely to substantially decrease the level of our future funding costs based upon today's expectations of future market interest rates on similar borrowings, as well as several forward starting interest rate swap derivatives entered into during the second half of 2013 to hedge the risk of an increase in current market interest rates before the maturity date of $207 million of the borrowings. The $275 million of prepaid debt in the fourth quarter of 2014 was also hedged with forward starting derivatives in 2013 and will require us to enter into the same amount of debt instruments with new durations of 3 to 5 years (i.e., through the expiration of the derivative contracts) in November 2015. See Note 14 to the consolidated financial statements for additional information regard all of our derivative transactions.
Operating Environment. The financial markets continue to work through a period marked by unprecedented change due to current and future regulatory and market reform, including new regulations under the Dodd-Frank Act and the Basel Rules highlighted in the “Supervision and Regulation” section of Item 1 of this Annual Report. Although the U.S. economic environment and labor markets have shown an improvement during 2014, the low market interest rate environment and the fragile global economy may pose significant obstacles in the future for us and the markets in which we participate. However, we believe our current capital position, ability to evaluate credit and other investment opportunities, conservative balance sheet, and commitment to excellent customer service will afford us a competitive advantage in the future. Additionally, we believe we are well positioned to move quickly on market expansion opportunities as they may arise, including through possible acquisitions of other institutions within New Jersey, the New York City Metropolitan area and Florida.
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
Annual Period 2014. Net interest income on a tax equivalent basis increased $27.1 million to $482.7 million for 2014 compared with $455.6 million for 2013. The increase was mainly driven by a $893.7 million increase in average loan balances, a 17 basis point increase in the yield on average taxable investments and a 16 basis point decline in the cost of average long-term borrowings as compared to 2013. The growth in average loans during 2014 was fueled mostly by solid demand for commercial real estate loans, automobile loans and secured personal lines of credit throughout the year, an uptick in construction loans in our New York City markets in the second half of 2014, and approximately $1.2 billion in loans acquired from 1st United on November 1, 2014.
The net interest margin on a tax equivalent basis was 3.21 percent for the year ended December 31, 2014, an increase of 1 basis point as compared to 3.20 percent for 2013. The moderate increase was largely due to a 14 basis point decline in the cost of interest bearing liabilities mostly driven by the aforementioned 16 basis point decrease in our cost of average long-term borrowings, as well as a 4 basis point decline in the cost of average time deposits. The decrease in the cost of our average long-term borrowings was primarily caused by our redemptions of 7.75 percent junior subordinated debentures totaling $146.8 million during the second half of 2013, and partially replacing the debt with lower cost subordinated notes. The cost of time deposits decreased mostly due to the normal run-off of maturing high cost certificate of deposit balances throughout 2014, the low level rates offered on new time deposits relative to the overall cost of our time deposits, and, to a much lesser extent, the lower costs associated with time deposits assumed from 1st United during the fourth quarter of 2014. Largely mitigating these lower costs, the yield on average interest earning assets declined 9 basis points to 4.29 percent for 2014 as compared to 4.38 percent in 2013. Despite relatively higher long-term market interest rates to start the year, these rates trended downward for most of the second half of 2014, and again reached near historically low levels by December 31, 2014. The decline in yield on interest earning assets was mainly attributable to the low market interest rates on (new and refinanced) loans throughout 2014 as compared to our overall yield of the portfolio and a large volume of prepayments of high yielding loans, including PCI loans. As a result, the yield on average loans declined 23 basis points to 4.58 percent for 2014 as compared to 4.80 percent in 2013. However, our average taxable investment portfolio yield increased 17 basis points during 2014 as compared to one year ago largely due to a slow down in prepayments, and as a result, a decline in the premium amortization on residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises as the overall level of interest rates on average was slightly higher than 2013. Additionally, our overall yield on interest earning assets was positively impacted by a $125.9 million decline in average federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) as compared to 2013 as this low yielding excess liquidity was utilized more for new loans and investments during 2014.
Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate increased from 2.34 percent in 2013 to 2.54 percent in 2014, positively impacting our yield on average loans as new and renewed fixed-rate loans were originated at slightly higher interest rates in 2014 (but still well below the overall yield of 4.58 percent on average loans in 2014). However, Valley’s prime rate and the U.S. prime rate have remained at 4.50 percent and 3.25 percent, respectively, since the fourth quarter of 2008. Our U.S. prime rate based loan portfolio should have an immediate positive impact on the yield of our average earning assets should the prime rate move upward in 2015, while an increase in treasury rates above current levels should also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans. We do not expect our Valley prime rate portfolio to have an immediate benefit to our interest income in a rising interest rate environment due to its current level above the U.S. prime rate. However, the Valley prime rate is set by management and will likely increase before the U.S. prime rate reaches its current level of 4.50 percent. Additionally, interest income on approximately $1.8 billion of our residential mortgage-backed securities with net unamortized purchase premiums totaling $58.6 million at December 31, 2014 could improve if and when interest rates were to continue upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. Conversely, increases in the prepayment speeds due to declining interest rates will increase the amount of premium amortization expense recognized against interest income related to these securities.
Average interest earning assets totaling $16.8 billion for the year ended December 31, 2014 increased $798.6 million, or 5.6 percent, as compared to 2013. Average loan balances increased $893.7 million to $12.1 billion in 2014 and drove all of the $15.4 million increase in the interest income on a tax equivalent basis for loans as compared to 2013, which was partially offset by the low interest rates on new and renewed loans. The increase in average loans was primarily due to the aforementioned commercial real estate loan, automobile loan and secured personal lines of credit growth seen throughout 2014, an uptick in construction loan demand primarily in our New York City markets in the second half of 2014, and approximately $1.2 billion in loans acquired from 1st United on November 1, 2014. Average investment securities increased $30.8 million to approximately $2.8 billion in 2014 primarily due to higher levels of excess liquidity reinvested into taxable investments, primarily consisting of residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises. Average federal funds sold and other interest bearing deposits decreased $125.9 million to $170.5 million for the year ended December 31, 2014 as compared to 2013 due to much lower levels of overnight liquidity held primarily during the first nine months of 2014 as the excess liquidity was largely deployed into new loans and taxable investments.
Average interest bearing liabilities increased $562.0 million to $11.3 billion for the year ended December 31, 2014 from the same period in 2013 mainly due to a $577.9 million increase in average savings, NOW, and money market accounts resulting mostly from an increase in brokered money market account balances (with agreed upon terms of up to five years) used as a larger part of our loan growth funding strategy and other liquidity needs during the second half of 2014, as well as approximately $98 million in average balances related to our Florida branch network. Average short-term borrowings also increased $134.1 million to $290.8 million in 2014 as compared to 2013 mostly due to higher levels of overnight federal funds purchased and short-term FHLB advances utilized as short-term funding sources for loan growth in 2014. Average long-term borrowings moderately declined by $56.9 million to $2.8 billion in 2014 as compared to 2013, but the mix of borrowings did shift slightly to lower rate borrowings during the full year of 2014 as we redeemed our 7.75 percent junior subordinated debentures with contractual principal balances totaling $146.8 million and partially replaced them with the issuance of $125 million of 5.125 percent subordinated notes mostly during the second half of 2013. See the "Fourth Quarter of 2014" section below for more information regarding changes in our interest bearing liabilities during 2014.

Fourth Quarter of 2014. Net interest income on a tax equivalent basis totaling $130.6 million for the fourth quarter of 2014 increased $14.0 million and $12.6 million as compared to the third quarter of 2014 and fourth quarter of 2013, respectively. Interest income on a tax equivalent basis increased to $172.9 million for the fourth quarter of 2014 as compared to $157.4 million for the third quarter of 2014. The $15.5 million increase from the third quarter of 2014 was mainly due to a $1.1 billion increase in average loans largely caused by $1.2 billion of loans acquired from 1st United on November 1, 2014 coupled with strong organic loan growth over the second half of 2014, and a 7 basis point increase in the yield on average loans. Interest expense increased $1.5 million to $42.3 million for the three months ended December 31, 2014. The increase in interest expense from the third quarter of 2014 was primarily driven by a $1.3 billion increase in average interest bearing deposits for the fourth quarter of 2014 and higher interest rates offered on most of our deposit products. The increase in average interest bearing deposits was largely due to $848.3 million in interest bearing deposits assumed from 1st United, new retail time deposit campaigns including Florida and higher average brokered money market account balances in the fourth quarter of 2014.

The net interest margin on a tax equivalent basis was 3.20 percent for the fourth quarter of 2014, an increase of 4 basis points from 3.16 percent in the linked third quarter of 2014 and 7 basis points decrease from 3.27 percent for the three months ended December 31, 2013. The yield on average interest earning assets decreased by 3 basis points on a linked quarter basis. The lower yield was mainly a result of the $340.9 million increase in average federal funds sold and other interest bearing deposits and this category's higher percentage of the total composition of average interest earnings assets, as well as a 9 basis point decline in the yield on average taxable investments, partially offset by a 7 basis point increase in the yield on average loans. The increase in average federal funds sold and other interest bearing deposits largely resulted from excess liquidity caused, in part, by the timing of new loan originations, lower than expected seasonal declines in government deposits and our very successful retail time deposit campaign during the fourth quarter of 2014. The yield on average taxable investment securities declined largely due to a higher level of premium amortization on residential mortgage-backed securities issued by Ginnie Mae and government sponsored enterprises. The yield on average loans benefited from higher yielding PCI loans acquired from 1st United and additional accretion on our other PCI loan portfolios largely due to better than expected cash flows on certain loan pools since the date of acquisition. However, these items were partially offset by new and refinanced loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio and a moderate decline in late fees during the fourth quarter of 2014. The level of yields on new loans has been negatively impacted by the low market interest rates caused not only from the Fed's current monetary policy, but also from intense competition in our markets for quality commercial customers. The overall cost of average interest bearing liabilities decreased by 10 basis point from 1.47 percent in the linked third quarter of 2014 primarily due to a 7 basis point decrease in the cost of average time deposits largely caused by the time deposits assumed from 1st United, and, to a much lesser extent, maturing higher cost time deposits. Our cost of total deposits totaled 0.41 percent for the fourth quarter of 2014 and remained unchanged as compared to the three months ended September 30, 2014.

We continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our returns. Potential future loan growth from both the commercial real estate and consumer lending segments (that has continued into the early stages of 2015) is anticipated to positively impact our future net interest income. Additionally, we elected to use a portion of our low yielding excess liquidity to prepay $275 million of our long-term borrowings in late December 2014. The fourth quarter 2014 prepayment of this debt, with a weighted average interest rate of 4.52 percent, is expected to help reduce our cost of average interest bearing liabilities in the first quarter of 2015. However, our margin continues to face the risk of compression in the future due to, among other factors, the relatively low level of interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market interest rates were to decline below current levels, and the negative impact on interest expense from certain cash flow hedge derivative transactions related to money market deposit accounts. Additionally, a large portion of our cost of average borrowings remains tied to fixed rate long-term FHLB advances and repos, as well as $100 million in subordinated debt issued in 2005, with contractual interest rates significantly above current market rates for similar borrowings.  There are no meaningful maturities of these borrowings until the second half of 2015 and, until then, we expect these borrowings to negatively impact our net interest margin.  However as previously noted in the "Executive Summary" section above, we entered into several forward starting interest rate swap derivative transactions during 2013 to hedge the risk of an increase in current market interest rates before the maturity of such borrowings. See Note 14 to the consolidated financial statements for additional information on our derivative hedging transactions.

The following table reflects the components of net interest income for each of the three years ended December 31, 2014, 2013 and 2012:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$12,081,683	$552,847	4.58%	$11,187,968	$537,422	4.80%	$11,238,269	$581,828	5.18%
Taxable investments (3)	2,232,559	68,730	3.08	2,186,670	63,632	2.91	2,169,106	75,805	3.49
Tax-exempt investments (1)(3)	556,067	22,590	4.06	571,205	22,194	3.89	478,838	20,242	4.23
Federal funds sold and other interest bearing deposits	170,474	369	0.22	296,359	738	0.25	223,515	535	0.24
Total interest earning assets	15,040,783	644,536	4.29	14,242,202	623,986	4.38	14,109,728	678,410	4.81
Allowance for loan losses	(109,341)			(123,103)			(133,322)
Cash and due from banks	318,380			364,174			434,038
Other assets	1,598,642			1,506,963			1,436,408
Unrealized gains (losses) on securities available for sale, net	(23,152)			(14,983)			(12,854)
Total assets	$16,825,312			$15,975,253			$15,833,998
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$5,938,245	$19,671	0.33%	$5,360,367	$17,863	0.33%	$5,094,919	$20,090	0.39%
Time deposits	2,249,189	27,882	1.24	2,342,283	29,928	1.28	2,708,919	37,466	1.38
Total interest bearing deposits	8,187,434	47,553	0.58	7,702,650	47,791	0.62	7,803,838	57,556	0.74
Short-term borrowings	290,818	972	0.33	156,733	590	0.38	328,438	1,387	0.42
Long-term borrowings (4)	2,837,088	113,321	3.99	2,893,951	119,996	4.15	2,904,893	122,369	4.21
Total interest bearing liabilities	11,315,340	161,846	1.43	10,753,334	168,377	1.57	11,037,169	181,312	1.64
Non-interest bearing deposits	3,731,727			3,565,672			3,228,183
Other liabilities	159,280			136,948			67,649
Shareholders’ equity	1,618,965			1,519,299			1,500,997
Total liabilities and shareholders’ equity	$16,825,312			$15,975,253			$15,833,998
Net interest income/interest rate spread (5)		482,690	2.86%		455,609	2.81%		497,098	3.17%
Tax equivalent adjustment		(7,933)			(7,889)			(7,217)
Net interest income, as reported		$474,757			$447,720			$489,881
Net interest margin (6)			3.16%			3.14%			3.47%
Tax equivalent effect			0.05			0.06			0.05
Net interest margin on a fully tax equivalent basis (6)			3.21%			3.20%			3.52%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$41,653	$(26,228)	$15,425	$(2,593)	$(41,813)	$(44,406)
Taxable investments	1,356	3,742	5,098	609	(12,782)	(12,173)
Tax-exempt investments*	(598)	994	396	3,682	(1,730)	1,952
Federal funds sold and other interest bearing deposits	(282)	(87)	(369)	181	22	203
Total increase (decrease) in interest income	42,129	(21,579)	20,550	1,879	(56,303)	(54,424)
Interest expense:
Savings, NOW and money market deposits	1,915	(107)	1,808	1,006	(3,233)	(2,227)
Time deposits	(1,169)	(877)	(2,046)	(4,824)	(2,714)	(7,538)
Short-term borrowings	407	(25)	382	(660)	(137)	(797)
Long-term borrowings and junior subordinated debentures	(1,820)	(4,855)	(6,675)	(460)	(1,913)	(2,373)
Total (decrease) increase in interest expense	(667)	(5,864)	(6,531)	(4,938)	(7,997)	(12,935)
Increase (decrease) in net interest income	$42,796	$(15,715)	$27,081	$6,817	$(48,306)	$(41,489)

*    Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income
Non-interest income represented 11 percent and 17 percent of total interest income plus non-interest income for 2014 and 2013, respectively. For the year ended December 31, 2014, non-interest income decreased $51.0 million compared with 2013 mainly due to decreases in net gains on sales of loans, net gains on securities transactions and in the change of the FDIC loss-share receivable, partially offset by increases in net gains on sales of assets and other non-interest income. The following table presents the components of non-interest income for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Trust and investment services	$9,512	$8,610	$7,690
Insurance commissions	16,853	15,907	15,494
Service charges on deposit accounts	22,771	24,115	24,752
Gains on securities transactions, net	745	14,678	2,587
Net impairment losses on securities recognized in earnings	—	—	(5,247)
Trading (losses) gains, net:
Trading securities	(31)	28	219
Junior subordinated debentures carried at fair value	—	881	2,574
Total trading (losses) gains, net	(31)	909	2,793
Fees from loan servicing	7,013	7,020	4,843
Gains on sales of loans, net	1,731	33,695	46,998
Gains (losses) on sales of assets, net	18,087	10,947	(329)
Bank owned life insurance	6,392	5,962	6,855
Change in FDIC loss-share receivable	(20,792)	(8,427)	(7,459)
Other	15,335	15,237	21,969
Total non-interest income	$77,616	$128,653	$120,946
Service charges on deposit accounts decreased $1.3 million to $22.8 million for the year ended December 31, 2014 as compared to $24.1 million in 2013 mainly due to general decreases in service charges on checking accounts, automatic teller machines (ATM) fees, overdraft and insufficient funds fees. In most cases, the majority of the decline in such fees reflect better account management by our customers, as well as certain limitations imposed on our customer account-based fees driven by bank regulation and the highly competitive nature of our business.
Net gains on securities transactions decreased $13.9 million for the year ended December 31, 2014 as compared to $14.7 million in 2013. The decrease was mostly due to a $10.7 million gain on the sale of previously impaired trust preferred securities classified as available for sale (that were issued by one deferring bank holding company) in the fourth quarter of 2013. We sold these non-accrual debt securities for net proceeds of $52.5 million. See Note 4 of the consolidated financial statements for more details.
Net gains on sales of loans decreased $32.0 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to a significant decline in loans originated for sale as our new and refinanced loan origination volumes were slowed by the increase in the level of market interest rates since June 2013. As a result, we sold only $85 million of residential mortgages for the year ended December 31, 2014 as compared to approximately $1.1 billion of residential mortgage loans sold during 2013. In addition, residential mortgage loan originations (including both new and refinanced loans) declined $1.1 billion to $310.7 million for the year ended December 31, 2014 as compared to $1.4 billion of residential mortgage loans during 2013. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in a $4.7 million net loss for the year ended December 31, 2013. The net change in the fair value of loans held for sale for the year ended December 31, 2014 did not have a material impact on the net losses and gains on sale of loans during 2014. Despite a decrease in market interest rates since the fourth quarter of 2014, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the first quarter of 2015. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the executive summary section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.

Net gains on sale of assets increased $7.1 million for the year ended December 31, 2014 as compared to $10.9 million for 2013. The net gain on sale of assets for the year ended December 31, 2014 primarily related to a $17.8 million gain from sale of a Manhattan branch location in December 2014. Comparatively, the net gain on sale of assets for the same period in 2013 mostly resulted from the termination of a branch operating lease during the fourth quarter of 2013 related to a building sale-leaseback transaction entered into during 2007. As a result, the unamortized deferred gain of $11.3 million related to the original building sale (and scheduled to be amortized over the remaining lease term) was immediately recognized during the fourth quarter of 2013.
The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally expected cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $20.8 million net reduction in non-interest income for the year ended December 31, 2014 as compared to $8.4 million for 2013. The larger reduction for 2014 was mainly due to the prospective recognition of decreases in the FDIC loss-share receivable caused by better than originally expected cash flows on certain loan pools (mostly covered by our commercial loss-sharing agreement with the FDIC that will expire in March 2015), as well as a negative (credit) provision for losses on covered loans resulting in a $4.6 million decrease in the estimated losses covered by the loss-share agreements with the FDIC. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 5 to the consolidated financial statements for further details.
See the “Results of Operations—2013 Compared to 2012” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2012 to 2013.
Non-Interest Expense
Non-interest expense increased $22.0 million to $403.3 million for the year ended December 31, 2014 from $381.3 million for 2013. The increase from 2013 was mainly attributable to a $10.1 million loss on the extinguishment of debt during the fourth quarter of 2014, as well as an increase in amortization of tax credit investments. The following table presents the components of non-interest expense for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
		(in thousands)
Salary and employee benefits expense	$193,489	$194,410	$199,968
Net occupancy and equipment expense	74,492	71,634	71,245
FDIC insurance assessment	14,051	16,767	14,292
Amortization of other intangible assets	9,919	8,258	9,783
Professional and legal fees	16,859	16,491	15,005
Loss on extinguishment of debt	10,132	—	—
Amortization of tax credit investments	24,196	14,352	4,157
Advertising	4,666	6,127	7,103
Other	55,451	53,299	53,347
Total non-interest expense	$403,255	$381,338	$374,900
Salary and employee benefits expense moderately declined by $921 thousand for the year ended December 31, 2014 as compared to 2013. Within the category, pension expense for Valley's qualified and non-qualified plans (frozen in 2013) declined by $11.2 million as compared to 2013 (See Note 12 to the consolidated financial statements for additional information). Partially offsetting the decline, 401(k) plan expense increased by $3.4 million during 2014 caused by the increase in the employer matching contribution effective January 1, 2014 and additional staffing expenses related to the acquisition of 1st United during the fourth quarter of 2014 totaling approximately $3.2 million. During 2014, we also experienced incremental increases in stock incentive compensation expense, medical health insurance expense, workers compensation expense, and decrease in deferred compensation as compared to 2013.
Net occupancy and equipment expenses increased $2.9 million for the year ended December 31, 2014 as compared to 2013 due, in large part, to additional costs associated with the 20 branch network acquired from 1st United in the fourth quarter of 2014. Additionally, we experienced higher than normal cleaning and maintenance expenses in 2014 as compared to 2013 largely related to snow removal services caused by the inclement weather conditions in the Northeast during the first quarter of 2014.

The FDIC insurance assessment decreased $2.7 million in 2014 as compared to 2013 mostly due to a specific adjustment to our individual assessment made by the FDIC during the second quarter of 2013.
Amortization of other intangible assets increased 1.7 million for the year ended December 31, 2014 as compared to 2013 mainly due to a decrease in net recoveries of the impairment charges on certain loan servicing rights during 2014, partially offset by normal decreases in amortization expense of both core deposit intangibles and loan servicing rights. Valley recognized net impairment charges on its loan servicing rights totaling $88 thousand for the year ended December 31, 2014 as compared to recoveries of impairment charges on its loan servicing rights totaling $2.5 million for 2013.
Advertising expense decreased $1.5 million for the year ended December 31, 2014 as compared to 2013. The decrease was mainly caused by a lower volume of promotional activity for our residential mortgage refinance programs during 2014 partly due to the maturation of the refinance programs in our markets and the significant slowdown in consumer refinance activity since the second half of 2013.
The loss on extinguishment of debt consisted of prepayment penalties incurred for the early redemption of long-term borrowings during 2014. In late December 2014, we elected to use a portion of our low yielding excess liquidity to prepay $275 million of our long-term borrowings, which had a combined weighted average interest rate of 4.52 percent and contractual maturity dates in November 2015.
Amortization of tax credit investments increased $9.8 million for the year ended December 31, 2014 as compared to $14.4 million in 2013 mostly due to an increase in tax-advantaged investments in the fourth quarter of 2014, as well as valuation write-downs related to such investments during the second quarter of 2014. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See "Income Taxes" section below for additional information.
Other non-interest expense increased $2.2 million for the year ended December 31, 2014 as compared to 2013. The increase was mainly due to a $2.7 million increase in the net loss on other real estate owned caused mostly by valuation write-downs during the fourth quarter of 2014 and additional operating costs related to the 1st United acquisition, partially offset by a $1.3 million decrease in net other real estate owned expense. Other significant components of other non-interest expense include data processing, telephone, service fees, debit card expenses, postage, stationery, insurance, and title search fees which all fluctuated by immaterial amounts as compared to 2013.
We also incurred merger expenses totaling $2.6 million during 2014 (primarily within professional and legal fees) related to the acquisition of 1st United on November 1, 2014. See Note 2 to the consolidated financial statements for further details regarding the acquisition.
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance, and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our efficiency ratio for the year ended December 31, 2014 was 73.00 percent as compared to 66.16 percent in 2013. The increase in our efficiency ratio over the last twelve month period is largely due to significant declines in net gains on the sales of residential mortgage loans and securities transactions, and an increase in the reduction to non-interest income related to the change in our FDIC loss-share receivable mainly due to better than expected loss experience on certain covered loan pools. Additionally, our efficiency ratio is negatively impacted by the aforementioned amortization of tax credit investments within our non-interest expense that result in tax credits which reduce our income tax expense. If the impact of the reduction to our FDIC loss-share receivable and the amortization of tax credit investments totaling a combined $45.0 million and $22.8 million for the years ended December 31, 2014 and 2013, respectively, were excluded, our efficiency ratio would have been 66.1 percent and 62.8 percent, respectively, for same years ended 2014 and 2013.
Exclusive of such items, we strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet, including our continuous review of branch costs and opportunities to "right size" the number and size of our branch locations, and leverage new lower cost delivery channels. As part of these efforts, we continue to evaluate the profitability of our entire 224-branch network, consisting of 120 leased and 104 owned locations. Where possible we will “right size” branches and their staff to better reflect the technological changes taking place in our delivery system (e.g., 24 hour on-line banking, remote deposit, etc.) which continue to be utilized by a higher percentage of our customer base each year, as well as the amount of lobby traffic at each branch. Additionally, we continuously monitor the profitability and customer traffic at each branch location and assess our ability to shrink the size of the office or close it when there is a negative long term outlook for the location and/or an opportunity to move existing customers to another branch location.
See the “Results of Operations—2013 Compared to 2012” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2012 to 2013.

Income Taxes
Income tax expense was $31.1 million for the year ended December 31, 2014, reflecting an effective tax rate of 21.1 percent, as compared to $47.0 million for the year ended 2013, reflecting an effective tax rate of 26.3 percent. The decrease in 2014 tax expense and tax rate was primarily the result of: (1) a decline in pre-tax income, (2) increased tax credit investments and (3) a $11.0 million reduction in our reserve for unrecognized tax benefits, partially offset by (4) a $7.6 million charge within income tax expense during the fourth quarter of 2014 which mostly related to the effect of the 1st United acquisition in Florida on the valuation of our state deferred tax assets.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 27 percent to 29 percent for 2015, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments and general business credits.
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
Consumer lending. The consumer lending segment is mainly comprised of residential mortgage loans, home equity loans and automobile loans and represented in aggregate 33.6 percent of the total loan portfolio at December 31, 2014. The duration of the residential mortgage loan portfolio (which represented 19.1 percent of our total loan portfolio at December 31, 2014) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 8.5 percent of total loans at December 31, 2014) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.
Average interest earning assets in this segment increased $207.1 million to approximately $4.1 billion for the year ended December 31, 2014 as compared to 2013. The increase was largely due to continued solid organic growth in automobile loan portfolio due to a strong U.S. auto market driven, in part, by low interest rates, other steadily improving economic indicators, as well as a decline in gas prices during the fourth quarter of 2014. Secured personal lines of credit also experienced solid growth in 2014 due to both demand for new commitments and a high level of customer usage. Additionally, we acquired residential and other consumer loans totaling $137.5 million and $74.5 million at December 31, 2014, respectively, from the 1st United acquisition on November 1, 2014. These increases were partially offset by a decline in our organic residential mortgage and home equity loan originations due to a continued slowdown in the consumer refinance market for most of 2014, coupled with normal repayment activity.
Income before income taxes generated by the consumer lending segment decreased $19.1 million to $28.4 million for the year ended December 31, 2014 as compared to $47.5 million in 2013 mainly due to a decline of $28.7 million in non-interest income, which totaled $40.6 million year ended December 31, 2014 as compared to 2013, partially offset by a $12.5 million decrease in non-interest expense. The decrease in non-interest income was primarily due to a $32.0 million decline in net gains on sales of loans as a result of the continued slowdown in the refinance and origination of residential mortgages loans originated for sale cause by an increase in the level of market interest rates since June 2013 and a larger percentage of total loan originations being held for investment (see further details in the "Non-Interest Income" section above).
The net interest margin for the consumer lending segment decreased 22 basis points to 2.74 percent during 2014 as a result of a 28 basis point decrease in interest yield on average loans due to the low level of market interest rates on newly originated loans as compared to the overall consumer portfolio yield throughout 2014. Offsetting some of this negative impact, the segment’s funding costs decreased 6 basis points from 2013. Over the last twelve month period, our cost of funds continued to be positively impacted by the redemptions of our 7.75 percent junior subordinated debentures totaling $146.8 million during the second half of 2013, and partially replacing the debt with lower cost subordinated notes, and the normal run-off of maturing high cost certificates of deposit.
The return on average interest earning assets before income taxes was 0.69 percent for 2014 compared to 1.21 percent for the prior year period.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans, including $13.8 million of covered loans, totaled approximately $2.3 billion and represented 16.7 percent of the total loan portfolio at December 31, 2014. Commercial real estate loans and construction loans, including $131.9 million of covered loans, totaled $6.7 billion and represented 49.7 percent of the total loan portfolio at December 31, 2014.
Average interest earning assets in this segment increased $686.6 million to $8.0 billion for the year ended December 31, 2014 as compared to $7.3 billion in 2013. The increase was primarily attributable to to continued strong broad-based organic growth in the non-PCI commercial real estate loan portfolio over the 12-month period, and, to a much lesser extent, loans acquired from 1st United on November 1, 2014, partially offset by normal collections and prepayments. The commercial and industrial loan portfolio moderately increased during 2014 mainly due to strong competition for quality new and existing loan relationships throughout our primary markets.
For the year ended December 31, 2014, income before income taxes for the commercial lending segment increased $7.4 million to $113.7 million as compared to 2013 due to an increase in net interest income and a decrease in the provision for credit losses, partially offset by a decrease in non-interest income and an increase in the internal transfer expense. Net interest income increased $16.2 million to $319.4 million for for the year ended December 31, 2014 as compared to 2013 largely due to higher average loans, as well as better performance within our PCI loan portfolios. The provision for credit losses decreased $12.6 million to $1.4 million for the the year ended December 31, 2014 as compared to 2013 primarily as a result of improving credit quality metrics, including lower net loan charge-offs, and a higher negative provision for covered loans as additional estimated credit losses on certain loan pools have not been realized as the economy and collateral valuations have improved during 2014. Non-interest income decreased $12.4 million to a $19.6 million loss for for the year ended December 31, 2014 as compared to a loss of $7.2 million for 2013 largely due to the reduction to non-interest income related the aggregate effect of changes in the FDIC loss-share receivable. Internal transfer expense also increased $7.9 million to $126.5 million for for the year ended December 31, 2014 as compared to 2013 mainly due to the higher volume of loans.
The net interest margin for this segment decreased 15 basis points to 4.02 percent during 2014 mainly as a result of a 21 basis point decrease in the yield on average loans, partially offset by a 6 basis point decrease in the cost of our funding sources as compared to 2013. The return on average interest earning assets before income taxes was 1.43 percent for 2014 compared to 1.46 percent for the prior year period.

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
Average investments decreased $95.1 million to $3.0 billion for the year ended December 31, 2014 as compared to 2013 mostly due to normal repayments and lower excess liquidity available for investment as we funded new loan growth over the last 12-month period.

For the year ended December 31, 2014, income before income taxes for the investment management segment increased $11.2 million to $20.0 million compared to $8.8 million in 2013 primarily due to a $7.9 million increase in net interest income coupled with a $3.0 million decrease in the internal transfer expense due to the lower volume of investments in 2014. The increase in net interest income was mainly driven higher yields on average investment securities which continued to be somewhat enhanced by a reduction in prepayments and premium amortization on certain mortgage-backed securities over most of the last 12-month period as a result of the relatively higher level of long-term market interest rates since the second half of 2013.
The net interest margin increased 33 basis points to 2.10 percent during the year ended December 31, 2014 as compared to 2013 as a result of a 27 basis point increase in yield on investments, partially offset by a 6 basis point decrease in costs associated with our funding sources. The return on average interest earning assets before income taxes was 0.68 percent for 2014 as compared to 0.29 percent for the prior year period.
Corporate and other adjustments. The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net trading and securities gains and losses, and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value (that were redeemed during the second half of 2013), interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.
The pre-tax net income for the corporate segment decreased $31.2 million for the year ended December 31, 2014 to a net loss of $14.8 million as compared to $16.4 million of net income for 2013. This decrease was mainly due to an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in internal transfer income and lower net interest expense. The non-interest expense increased $33.3 million to $284.7 million for the year ended December 31, 2014 as compared to 2013 due, in part, to a $10.1 million of loss on extinguishment of debt during 2014 and $9.8 million increase in the amortization of tax credit investments (see further details in the "Non-Interest Expense" section above). The non-interest income decreased $10.4 million to $50.2 million for the year ended December 31, 2014 as compared to the prior year period mainly due to a $13.9 million decrease in net gains on securities transactions. The internal transfer income increased $6.3 million to $239.0 million for the year ended December 31, 2014 as compared to the prior year. The decrease in net interest expense was mostly related to the redemption of the 7.75 percent junior subordinated debentures in July and October of 2013.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2014. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2014. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2014. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2014 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2014. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2014.

The following table reflects management’s expectations of the change in our net interest income over the next twelve month-period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$540	0.11%
+100	(2,658)	(0.52)
- 100	(16,025)	(3.13)
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
As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next twelve months by 0.52 percent. Our balance sheet sensitivity to such a move in interest rates at December 31, 2014 decreased as compared to December 31, 2013 (which was a decrease of 0.87 percent in net interest income over a 12 month period) due, in part, to a $232.9 million increase in interest bearing deposits with banks (mostly held overnight with the Federal Reserve Bank of New York) and a $134.7 million decrease in short-term borrowings, both of which are immediately sensitive to an increase in interest rates. Additionally, our current interest rate sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.
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
Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at December 31, 2014 that currently pay fixed and receive floating rates, as well as 3 interest rate caps with a total notional value of $225 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. These cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps, as well as a large portion of our interest rate caps, negatively impacted our net interest income during the years ended December 31, 2014, 2013 and 2012. We expect this negative trend to continue into

2015 due to the Federal Reserve’s current monetary policies impacting the level of market interest rates. See Note 14 to the consolidated financial statements for further details on our derivative transactions.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2014 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2015	2016	2017	2018	2019	Thereafter	Total Balance	Fair Value

	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.28%	$367,838	$—	$—	$—	$—	$—	$367,838	$367,838
Investment securities held to maturity	3.33	409,171	167,994	141,110	112,894	92,121	855,026	1,778,316	1,815,976
Investment securities available for sale	2.27	232,453	111,462	97,161	80,488	56,084	309,322	886,970	886,970
Trading securities	8.19	—	—	—	—	—	14,233	14,233	14,233
Loans held for sale, at fair value	3.12	24,295	—	—	—	—	—	24,295	24,295
Loans	4.23	5,276,053	1,822,316	1,529,823	1,302,882	1,036,589	2,506,250	13,473,913	13,188,183
Total interest sensitive assets	3.94%	$6,309,810	$2,101,772	$1,768,094	$1,496,264	$1,184,794	$3,684,831	$16,545,565	$16,297,495
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.23%	$2,634,156	$997,587	$997,587	$1,329,137	$274,417	$823,249	$7,056,133	$7,056,133
Time	1.30	1,434,546	721,490	285,195	70,809	73,750	156,678	2,742,468	2,807,522
Short-term borrowings	0.31	146,781	—	—	—	—	—	146,781	146,781
Long-term borrowings	3.96	125,000	364,500	905,000	315,000	—	816,908	2,526,408	2,738,122
Junior subordinated debentures	5.68	—	—	24,743	—	—	16,509	41,252	44,584
Total interest sensitive liabilities	1.24%	$4,340,483	$2,083,577	$2,212,525	$1,714,946	$348,167	$1,813,344	$12,513,042	$12,793,142
Interest sensitivity gap		$1,969,327	$18,195	$(444,431)	$(218,682)	$836,627	$1,871,487	$4,032,523	$3,504,353
Ratio of interest sensitive assets to interest sensitive liabilities		1.45:1	1.01:1	0.80:1	0.87:1	3.40:1	2.03:1	1.32:1	1.27:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, we used prepayment and decay rates to estimate deposit runoff.
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
The total gap re-pricing within one year as of December 31, 2014 was a positive $2.0 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.45:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2014 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2013. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2014. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2014 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.
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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at December 31, 2014.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.9 billion, representing 11.3 percent of earning assets, at December 31, 2014 and $1.3 billion, representing 9.3 percent of earning assets, at December 31, 2013. The increase in liquid assets at December 31, 2014 was largely due to increases in cash and interest bearing deposits with banks resulting of excess liquidity caused, in part, by the timing of new loan originations, lower that expected seasonal declines in government deposits and our successful retail deposit campaigns during the fourth quarter of 2014. Of the $1.9 billion of liquid assets at December 31, 2014, approximately $414 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $477.6 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2014) are projected to be approximately $3.9 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $10.8 billion and $10.1 billion for the years ended December 31, 2014 and 2013, respectively, representing 71.9 percent and 71.0 percent of average earning assets at December 31, 2014 and 2013, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2014:

2014
(in thousands)
Less than three months	$203,873
Three to six months	132,545
Six to twelve months	365,286
More than twelve months	687,921
Total	$1,389,625
Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $750 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at December 31, 2014. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2014, our borrowing capacity under the Fed’s discount window was approximately $1.1 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”). Our short-term borrowings decreased $134.7 million to $146.8 million at December 31, 2014 as compared to $281.5 million at December 31, 2013 mainly due to lower repo balances and a $50.0 million decrease in federal funds purchased. At December 31, 2014 and 2013, all short-term repos represent customer deposit balances being swept into this vehicle overnight.
The following table sets forth information regarding Valley’s short-term repos at the dates and for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$152,046	$154,881	$169,662
Maximum outstanding at any month-end during the period	175,949	231,455	189,359
Balance outstanding at end of period	146,781	231,455	154,323
Weighted average interest rate during the period	0.34%	0.34%	0.45%
Weighted average interest rate at the end of the period	0.28	0.27	0.26
Corporation Liquidity. Valley’s recurring cash requirements primarily consist of quarterly dividend payments to common shareholders and interest expense payments on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash, selling securities from its available for sale investment portfolio, as well as potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
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
As of December 31, 2014, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 13 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 3 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

Investment securities at December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(in thousands)
Held to maturity
U.S. Treasury securities	$139,121	$139,255	$99,869
U.S. government agency securities	14,081	4,427	—
Obligations of states and political subdivisions:
Obligations of states and state agencies	197,440	192,653	180,304
Municipal bonds	302,578	353,233	326,169
Total obligations of states and political subdivisions	500,018	545,886	506,473
Residential mortgage-backed securities	986,992	886,043	813,647
Trust preferred securities	98,456	103,458	127,505
Corporate and other debt securities	39,648	52,668	52,213
Total investment securities held to maturity (amortized cost)	$1,778,316	$1,731,737	$1,599,707
Available for sale
U.S. Treasury securities	$49,443	$84,665	$97,625
U.S. government agency securities	33,825	48,627	45,762
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,136	10,643	213
Municipal bonds	32,915	27,057	16,414
Total obligations of states and political subdivisions	44,051	37,700	16,627
Residential mortgage-backed securities	644,276	508,029	510,154
Trust preferred securities	20,537	19,215	57,432
Corporate and other debt securities	74,012	83,398	30,708
Total debt securities	866,144	781,634	758,308
Equity securities	20,826	48,058	49,508
Total investment securities available for sale (fair value)	$886,970	$829,692	$807,816
Trading
Trust preferred securities	$14,233	$14,264	$22,157
Total trading securities (fair value)	$14,233	$14,264	$22,157
Total investment securities	$2,679,519	$2,575,693	$2,429,680
As of December 31, 2014, total investments increased $103.8 million or 4.0 percent as compared to 2013 due, in part, to purchases of residential mortgage-backed securities mainly issued by Fannie Mae and Ginnie Mae (which are fully guaranteed by the U.S. Government) within both the held to maturity and available for sale portfolios. This increase was partially offset by decreases in municipal and corporate bonds classified as held to maturity, as well as U.S Treasury securities, U.S government agency securities and equity securities within the available for sale portfolio.
At December 31, 2014, we had $987.0 million and $644.3 million of residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively. Approximately 54 percent and 53 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The residential mortgage-backed securities also include $606 thousand and $23.6 million of private label mortgage-backed securities classified as held to maturity and available for sale, respectively, at December 31, 2014. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2014 were issued by either Freddie Mac or Fannie Mae.
Our trading securities portfolio consisted of two single-issuer bank trust preferred securities at December 31, 2014 and 2013. During 2013, one trading security was called for early redemption. There was no other trading activity in the portfolio during 2014 and 2013.

The following table presents the maturity distribution schedule (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2014:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity
U.S. Treasury securities	$—	—%	$—	—%	$107,231	2.91%	$31,890	3.06%	$139,121	2.94%
U.S. government agency securities	—	—	—	—	—	—	14,081	3.20	14,081	3.61
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	9,805	1.86	71,675	4.28	115,960	4.82	197,440	4.48
Municipal bonds	61,775	1.19	29,045	4.91	150,751	5.03	61,007	4.27	302,578	4.08
Total obligations of states and political subdivisions	61,775	1.19	38,850	4.14	222,426	4.79	176,967	4.63	500,018	4.24
Residential mortgage-backed securities (4)	—	—	2,371	4.48	16,347	3.05	968,274	2.59	986,992	2.60
Trust preferred securities	—	—	—	—	—	—	98,456	5.51	98,456	5.51
Corporate and other debt securities	10,064	1.39	15,350	8.37	5,250	4.20	8,984	6.57	39,648	5.64
Total	$71,839	1.22%	$56,571	5.30%	$351,254	4.12%	$1,298,652	3.14%	$1,778,316	3.33%
Available for sale
U.S. Treasury securities	$—	—%	$—	—%	$49,443	1.60%	$—	—%	$49,443	1.60%
U.S. government agency securities	—	—	—	—	13,664	2.14	20,161	2.40	33,825	2.29
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	—	—	—	—	11,136	3.12	11,136	3.12
Municipal bonds	—	—	5,427	(0.36)	6,459	(0.80)	21,029	4.06	32,915	2.38
Total obligations of states and political subdivisions	—	—	5,427	(0.36)	6,459	(0.80)	32,165	3.73	44,051	2.57
Residential mortgage-backed securities (4)	2,570	4.25	3,261	4.79	32,512	2.95	605,933	2.43	644,276	2.48
Trust preferred securities	—	—	—	—	—	—	20,537	1.28	20,537	1.28
Corporate and other debt securities	—	—	61,298	2.38	12,712	2.35	2	—	74,012	2.37
Total (5)	$2,570	4.25%	$69,986	2.28%	$114,790	1.99%	$678,798	2.46%	$866,144	2.39%

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
For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not Valley expects to collect all contractual cash flows. Valley also evaluated its investment securities held as of December 31, 2014 to identify those that meet the definition of a Covered Fund as set forth in the final rules issued on December 10, 2013 to implement section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (commonly referred to as the “Volcker Rule”). In that regard, Valley considered the impact of the related interim final rule issued by its primary banking regulators on January 14, 2014 to address the treatment of certain collateralized debt obligations backed primarily by trust preferred securities (TruPS CDOs), including the non-exclusive list of TruPS CDOs that are exempt from the Covered Fund provisions under the interim final rule. Valley identified no investments held as of December 31, 2014 that meet the definition of a Covered Fund and that are required to be divested by July 21, 2015 (or before recovery of their individual amortized cost basis) under the foregoing rules. See “Other-Than-Temporary Impairment Analysis” section of Note 4 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.
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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2014.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,277,750	$38,220	$(6,384)	$1,309,586
AA Rated	263,822	10,722	(540)	274,004
A Rated	28,481	1,428	(10)	29,899
BBB Rated	52,840	5,786	(97)	58,529
Non-investment grade	20,958	50	(428)	20,580
Not rated	134,465	768	(11,855)	123,378
Total investment securities held to maturity	$1,778,316	$56,974	$(19,314)	$1,815,976
Available for sale investment grades:*
AAA Rated	$728,733	$5,668	$(6,610)	$727,791
AA Rated	26,052	954	(1,666)	25,340
A Rated	44,629	804	(774)	44,659
BBB Rated	36,105	221	(1,056)	35,270
Non-investment grade	30,149	1,099	(1,622)	29,626
Not rated	24,290	597	(603)	24,284
Total investment securities available for sale	$889,958	$9,343	$(12,331)	$886,970

*    Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The held to maturity portfolio includes $134.5 million in investments not rated by the rating agencies with aggregate unrealized losses of $11.9 million at December 31, 2014. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2014, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.
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
Impaired Trust Preferred Securities.  In 2012, Valley recognized additional estimated credit losses of $4.5 million on two pooled trust preferred securities classified as available for sale due to further credit deterioration in the financial condition of the issuer. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities. At December 31, 2014, the two previously impaired pooled trust preferred securities had a combined amortized cost of $5.4 million and fair value of $4.7 million, respectively.

Impaired Residential Mortgage-Backed Securities.  During 2012, Valley recognized net impairment losses of $722 thousand on residential mortgage-backed securities in earnings due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. At December 31, 2014, the previously impaired private label mortgage-backed securities had a combined amortized cost of $13.7 million and fair value of $14.6 million, respectively.
There was no other-than-temporarily impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2014 and 2013 as the collateral supporting much of the securities has improved or performed as expected.
Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,237,298	$1,995,084	$2,084,826	$1,878,387	$1,825,066
Commercial real estate:
Commercial real estate	6,032,190	4,981,675	4,417,709	3,574,089	3,378,252
Construction	529,963	429,231	425,444	411,003	428,232
Total commercial real estate	6,562,153	5,410,906	4,843,153	3,985,092	3,806,484
Residential mortgage	2,515,675	2,499,965	2,462,429	2,285,590	1,925,430
Consumer:
Home equity	491,745	449,009	485,458	469,604	512,745
Automobile	1,144,831	901,399	786,528	772,490	850,801
Other consumer	310,320	215,084	179,731	136,634	88,614
Total consumer loans	1,946,896	1,565,492	1,451,717	1,378,728	1,452,160
Total non-covered loans	13,262,022	11,471,447	10,842,125	9,527,797	9,009,140
Covered loans (1)	211,891	96,165	180,674	271,844	356,655
Total loans (2)	$13,473,913	$11,567,612	$11,022,799	$9,799,641	$9,365,795
As a percent of total loans:
Commercial and industrial	16.6%	17.3%	19.0%	19.2%	19.5%
Commercial real estate	48.7	46.8	43.9	40.6	40.6
Residential mortgage	18.7	21.6	22.3	23.3	20.6
Consumer loans	14.4	13.5	13.2	14.1	15.5
Covered loans	1.6	0.8	1.6	2.8	3.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and residential mortgage loans.

(2)
Total loans are net of unearned discounts and deferred loan fees totaling $9.0 million, $5.6 million, $3.4 million, $7.5 million and $9.3 million at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

Purchased credit-impaired (PCI) loans, which include covered loans subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2014, our non-covered loan portfolio included $1.5 billion of PCI loans. See further details regarding these transactions and the non-covered PCI loans at Notes 1 and 5 to the consolidated financial statements and our MD&A discussion below.
Non-covered Loans
Non-covered loans (loans which are not subject to our loss-sharing agreements with the FDIC) increased by $1.8 billion to $13.3 billion at December 31, 2014 from December 31, 2013 largely due to $954.3 million in non-covered PCI loans acquired in the 1st United acquisition during the fourth quarter of 2014 and solid organic growth within both commercial real estate (including construction) loan and automobile loan portfolios throughout most of 2014.
Commercial and industrial loans totaled $2.2 billion at December 31, 2014 and increased by $242.2 million from December 31, 2013 largely due to $143.3 million of PCI loans acquired from 1st United and increased new loan demand, generally in our New York markets, as well as continued growth in new lending relationships moving to Valley from other financial institutions in 2014. However, commercial loan growth has been limited to a certain extent by, among other factors, fierce market competition for quality borrowers and normal collections and prepayment activity in 2014.

Commercial real estate loans (excluding construction loans) increased $1.1 billion to $6.0 billion at December 31, 2014 mainly due to $619.4 million of loans acquired from 1st United within this portfolio and organic growth driven by strong loan origination volumes and demand that were seen across many segments of commercial real estate borrowers. The organic growth within the commercial real estate portfolio was supplemented by a bulk purchase of third party originated loans totaling $101.9 million during late September 2014. Construction loans increased $100.7 million mostly due to stronger new loan demand for multi-family, apartment rental, and condominium property developments within New York City, Brooklyn and Queens during the second half of the year, as well as $38 million of loans acquired in the 1st United acquisition during the fourth quarter of 2014.
Residential mortgage loans totaled $2.5 billion at December 31, 2014 and remained relatively unchanged from December 31, 2013 as portfolio growth was significantly limited by a steep decline in consumer refinance activity since mid-2013 and, to a lesser extent, our loan originations for sale in the secondary market which totaled over 29 percent of our new and refinanced loan originations during 2014. Our new and refinanced residential mortgage loan originations decreased 77.9 percent to $310.7 million for the year ended December 31, 2014 as compared to $1.4 billion in 2013. During 2014, Valley sold only $84.9 million of residential mortgages originated for sale (including $10.5 million of residential mortgage loans held for sale at December 31, 2013), as compared to approximately $1.1 billion of mortgages sold during the year ended December 31, 2013. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans, as well as automobile loans, originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase. We purchased approximately $26.7 million of residential mortgage loans from third party originators during the year ended December 31, 2014. Despite a recent decrease in market interest rates since the fourth quarter of 2014 and the expectation that there may be a renewed increase in consumer demand for new and refinanced mortgage loans, we do not anticipate a significant increase (to levels experienced in the first half of 2013) in our refinanced mortgage loan pipeline during the first quarter of 2015. Additionally, if market interest rates were to remain at or increase from current levels, we may elect to decrease the amount of our loans originated for sale, as the yield on such loans may be attractive to hold in our loan portfolio.
Total consumer loans increased $381.4 million from December 31, 2013 mainly due to increases in automobile and other consumer loans. Automobile loans increased $243.4 million to $1.1 billion at December 31, 2014 from December 31, 2013, as our new organic loan volumes continued to be solid due to the overall strength of the U.S. auto markets. Valley has not deviated from its conservative underwriting standards, nor participated in the subprime auto lending markets to achieve its growth in auto lending. We made no auto loan purchases from third party originators during 2014. We believe that the current industry outlook for 2015 auto sales is positive; however, strong competition for credits meeting our strict underwriting standards may restrict the perceived benefits of such sale projections to Valley’s ability to grow auto loans during 2015. Additionally, Valley could elect to originate automobile loans for sale, rather than investment, if the low level of market interest rates did not warrant the interest rate risk to our overall loan portfolio and balance sheet. Other consumer loans increased $95.2 million to $310.3 million at December 31, 2014 as compared to 2013 largely due to continued growth in collateralized personal lines of credit, as well as $11.8 million of loans acquired from 1st United. Home equity loans increased $42.7 million in 2014 as compared to one year ago due to $57.5 million in loans acquired from 1st United, partially offset by continued repayment activity and a lack of overall demand caused, in part, by the slowdown in the consumer refinance market since June 2013.
We are cautiously optimistic that we will continue to experience solid overall loan growth in the first quarter of 2015 and beyond, despite the strong market competition for high quality commercial credits within the New York metropolitan area and the relatively low levels of residential mortgage loan activity. However, we can make no assurances that our total loans will increase, or remain at current levels in the future.
Much of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of loans acquired in our recent acquisition of 1st United (mostly sourced in Florida) and smaller auto and residential mortgage loan portfolios derived from the other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. We are witnessing some increased activity across Valley’s entire geographic footprint, including strong loan pipelines in new Florida lending operations, however the New York and Long Island markets continue to account for a disproportionate percentage of our overall lending activity. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. See the "Changes in Loan Portfolio Composition" section of Item 1 of this Annual Report above for additional information regarding our loan composition by state at December 31, 2014.

The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our non-covered loan portfolio as of December 31, 2014:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$578,964	$321,989	$37,646	$938,599
Commercial and industrial—adjustable-rate	801,087	445,522	52,090	1,298,699
Construction—fixed-rate	28,920	72,744	—	101,664
Construction—adjustable-rate	121,836	306,463	—	428,299
	$1,530,807	$1,146,718	$89,736	$2,767,261
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
Purchased Credit-Impaired Loans (Including Covered Loans)
PCI loans mostly consist of loans acquired in business combinations subsequent to 2011 and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements that have resulted from two FDIC-assisted transactions by Valley in 2010 and acquired loss-sharing agreements from 1st United in 2014 (which related to prior FDIC-assisted transactions from 2009 to 2011). Our covered loan portfolio, consisting primarily of commercial real estate loans and residential mortgage loans, totaled $211.9 million at December 31, 2014. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, aggregate fair value and expected cash flows.

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

At the time of acquisition, the estimated cash flows on our PCI loans were based on observable market information, as well as Valley’s own specific assumptions regarding each loan. Valley performed credit due diligence on the majority of the loans acquired in both 2012 and 2014, and the FDIC-assisted transactions in 2010. In addition, Valley engaged a third party to perform credit valuations and expected cash flow forecasts on the acquired loans. The initial expected cash flows for loans accounted for under ASC Subtopic 310-30 were prepared on a loan-level basis utilizing the assumptions developed by Valley in conjunction with the third party. In accordance with ASC Subtopic 310-30, the individual loan-level cash flow assumptions were then aggregated on the basis of pools of loans with similar risk characteristics. Thereafter, on a quarterly basis, Valley analyzes the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. In re-forecasting future estimated cash flow, Valley will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which Valley does not reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the years ended December 31, 2014 and 2013.

	2014		2013
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$710,103	$198,198	$986,990	$126,749
Acquisition	970,570	214,917	—	—
Accretion	55,268	(55,268)	49,435	(49,435)
Payments received	(225,736)	—	(326,322)	—
Net (decrease) increase in expected cash flows	—	(77,081)	—	120,884
Transfers to other real estate owned	(295)	—	—	—
Balance, end of the period	$1,509,910	$280,766	$710,103	$198,198
Covered loans, net:
Balance, beginning of the period	$89,095	$25,601	$171,182	$42,560
Acquisition	190,282	32,076	—	—
Accretion	19,239	(19,239)	17,023	(17,023)
Payments received	(89,769)	—	(91,414)	—
Net increase in expected cash flows	—	17,004	—	64
Transfers to other real estate owned	(2,827)	—	(9,972)	—
Provision for losses on covered loans	5,671	—	2,276	—
Balance, end of the period	$211,691	$55,442	$89,095	$25,601
The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease of $77.1 million related to non-covered PCI loans during 2014 was mainly due to an increase in the expected repayment speeds for certain loan pools during the second quarter of 2014. Conversely, the net increase of $120.9 million related to non-covered PCI loans during 2013 was largely due to additional cash flows caused by longer than originally expected durations for other pools of non-covered PCI loans. Based upon the most recent reforecasted cash flows during the second quarter of 2014, the average expected life of the non-covered PCI loans (excluding the PCI loans acquired from 1st United) decreased to 2.2 years from approximately 4 years last forecasted during the second quarter of 2013.
Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $200 thousand and $7.1 million at December 31, 2014 and 2013, respectively. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the years ended December 31, 2014 and 2013, we recorded credits to the provision for losses on covered loans (or "negative provisions") totaling $5.9 million and $2.3 million, respectively, as a component of our provision for credit losses in the consolidated statement of income due to declines in additional estimated credit impairment since acquisition.
Although we recognized additional credit impairment for certain covered pools prior to 2012 and the lower levels of accretion shown in the table above due to the normal contraction in the PCI loan portfolios, excluding loans recently acquired from 1st

United, on an aggregate basis the acquired pools of non-covered and covered loans continue to perform better than originally expected at the acquisition dates. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. We reduced the FDIC loss-share receivable by $15.8 million during 2014 due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable.

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets
The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” on our statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition dates for the two FDIC-assisted transactions in 2010, we recorded an aggregate FDIC loss-share receivable of $108.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss-sharing agreements. Likewise, we recorded a $7.5 million addition to the FDIC loss-share receivable related to the estimated amounts receivable under loss-sharing agreements acquired from 1st United on November 1, 2014 (as presented in the table below). The FDIC loss-share receivable is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates, accretion of the acquisition date present value discount, and other reimbursable expenses covered by the FDIC loss-sharing agreements will result in an increase in the FDIC loss-share receivable and the immediate recognition of non-interest income in our financial statements, together with an increase in the non-accretable difference. A decrease in expected losses would generally result in a corresponding decline in the FDIC loss-share receivable and the non-accretable difference. Reductions in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC.
The following table presents changes in the FDIC loss-share receivable for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Balance, beginning of the period	$32,757	$44,996
Acquisition	7,465	—
Discount accretion of the present value at the acquisition dates	40	130
Effect of additional cash flows on covered loans (prospective recognition)	(15,760)	(10,465)
Decrease in the provision for losses on covered loans	(4,608)	(2,783)
Other reimbursable expenses	2,622	4,691
Reimbursements from the FDIC	(5,582)	(3,812)
Other	(3,086)	—
Balance, end of the period	$13,848	$32,757
The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $20.8 million, $8.4 million and $7.5 million for the years ended December 31, 2014 , 2013 and 2012 respectively. The majority of the reduction in non-interest income relates to the prospective recognition of decreases in the FDIC loss-share receivable caused by better than originally expected cash flows on certain loan pools mainly covered by our commercial loan loss-sharing agreement with the FDIC that will expire in March 2015. During 2014, FDIC loss-share receivable was also reduced by $3.1 million (as shown in the "other" category in the table above) due to the FDIC's portion of loan recoveries related to closed (or zero-balance) loan pools. Although we can provide no assurance that the overall reduction to non-interest income related to our FDIC loss-share receivable will decline in the future, we currently anticipate this amount to decline in 2015, specially after the expiration of the aforementioned commercial loss-sharing agreement.
See Note 5 to the consolidated financial statements for further details on our covered loans, FDIC loss-share receivable, and the FDIC-assisted transactions.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, non-performing loans held for sale, other real estate owned (OREO), other repossessed assets (which consist of three aircraft and several automobiles) and non-accrual debt securities at December 31, 2014. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are generally reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the current economy, and comparable to many of our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio and non-performing assets over the last five years and has decreased significantly at December 31, 2014 as compared to 2013 (as shown in the table below). For details regarding performing and non-performing PCI loans, see the “Credit quality indicators” section in Note 5 to the consolidated financial statements.
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

	At December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Accruing past due loans (1)
30 to 59 days past due
Commercial and industrial	$1,630	$6,398	$3,397	$3,683	$8,243
Commercial real estate	8,938	9,142	11,214	10,355	12,959
Construction	448	1,186	1,793	1,522	2,804
Residential mortgage	6,200	6,595	13,730	6,125	10,720
Consumer	2,982	3,792	5,887	7,458	11,831
Total 30 to 59 days past due	20,198	27,113	36,021	29,143	46,557
60 to 89 days past due
Commercial and industrial	1,102	571	181	664	5,609
Commercial real estate	113	2,442	2,031	2,760	1,604
Construction	—	4,577	4,892	1,130	—
Residential mortgage	3,575	1,939	5,221	2,371	1,962
Consumer	764	784	1,340	1,517	2,807
Total 60 to 89 days past due	5,554	10,313	13,665	8,442	11,982
90 or more days past due
Commercial and industrial	226	233	283	657	12
Commercial real estate	49	7,591	2,950	422	—
Construction	3,988	—	2,575	1,823	196
Residential mortgage	1,063	1,549	2,356	763	1,556
Consumer	152	118	501	351	723
Total 90 or more days past due	5,478	9,491	8,665	4,016	2,487
Total accruing past due loans	$31,230	$46,917	$58,351	$41,601	$61,026
Non-accrual loans (1)
Commercial and industrial	$8,467	$21,029	$22,424	$26,648	$13,721
Commercial real estate	22,098	43,934	58,625	42,186	32,981
Construction	5,223	8,116	14,805	19,874	27,312
Residential mortgage	17,760	19,949	32,623	31,646	28,494
Consumer	2,209	2,035	3,331	3,910	2,547
Total non-accrual loans	55,757	95,063	131,808	124,264	105,055
Non-performing loans held for sale	7,130	—	—	—	—
Other real estate owned (OREO) (2)	14,249	19,580	15,612	15,227	10,498
Other repossessed assets	1,232	6,447	7,805	796	1,707
Non-accrual debt securities (3)	4,729	3,771	40,303	27,151	—
Total non-performing assets (NPAs)	$83,097	$124,861	$195,528	$167,438	$117,260

Performing troubled debt restructured loans	$97,743	$107,037	$105,446	$100,992	$89,696
Total non-accrual loans as a % of loans	0.41%	0.82%	1.20%	1.27%	1.12%
Total NPAs as a % of loans and NPAs	0.61	1.07	1.74	1.68	1.24
Total accruing past due and non-accrual loans as a % of loans	0.65	1.23	1.73	1.69	1.77
Allowance for losses on non-covered loans as a % of non-accrual loans	183.21	112.08	91.58	96.79	112.63

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes OREO properties related to the FDIC-assisted transactions totaling $9.2 million, $12.3 million, $8.9 million, $6.4 million, $7.8 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of unrealized losses totaling $621 thousand, $1.6 million, $6.9 million and $24.6 million at December 31, 2014, 2013, 2012 and 2011, respectively.

Total NPAs decreased $41.8 million to $83.1 million at December 31, 2014 compared to $124.9 million at December 31, 2013. The decrease was largely due to a decline of $39.3 million in non-accrual loans as well as declines in OREO and other repossessed assets totaling $10.5 million, partially offset by a $7.1 million increase in non-performing loans held for sale. See additional analysis of these items below. Approximately 81 percent of the total non-accrual loans are comprised of commercial real estate, construction and residential mortgage loans, which are collateralized by real estate. The combined loan charge-offs totaled $10.2 million in 2014 related to these loan categories as compared to $15.3 million for the same loan categories in 2013, as Valley continues to have relatively low loss rates on such loans largely due to its conservative underwriting standards including, conservative loan to value ratios.
Loans past due 30 to 59 days decreased $6.9 million to $20.2 million at December 31, 2014 compared to $27.1 million at December 31, 2013 mainly due to a decline of $4.8 million in commercial and industrial loans and moderately improved performance across all other loan types within this delinquency category. Within the commercial real estate loan category totaling $8.9 million at December 31, 2014, $4.0 million represented one potential problem loan, while $3.0 million represented performing matured loans in the normal process of renewal.
Loans past due 60 to 89 days decreased approximately $4.7 million to $5.6 million at December 31, 2014 as compared to $10.3 million at December 31, 2013 primarily due to a $4.6 million decline in construction loan delinquencies. The $4.6 million decrease in construction loans was entirely due to the completion of the renewal underwriting process for one performing matured loan during the first quarter of 2014.
Loans 90 days or more past due and still accruing decreased $4.0 million to $5.5 million at December 31, 2014 compared to $9.5 million one year ago. Within this past due category, commercial real estate loans decreased $7.5 million primarily due to $7.6 million of performing matured loans in the normal process of renewal at December 31, 2013 that subsequently completed the renewal process during the second quarter of 2014 and are currently performing to the contractual loan terms at December 31, 2014. Partially offsetting the decrease in commercial real estate and most other loan categories, construction loans increased $4.0 million entirely due to one potential problem loan at December 31, 2014. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans decreased $39.3 million to $55.8 million at December 31, 2014 as compared to $95.1 million at December 31, 2013. The year over year decrease was mainly due to declines in the commercial and industrial and commercial real estate loan categories caused by transfer of $35.6 million of non-performing loans to loans held for sale during the first quarter of 2014. The transfer of the non-performing loans held for sale resulted in partial loan charge-offs of $8.3 million at the date of transfer. These loans also had aggregate allocated reserves of $6.1 million within our allowance for loan losses prior to the date of transfer and charge-off. All of these loans, except for one commercial real estate loan totaling $7.1 million at December 31, 2014, were sold during the second quarter of 2014. Subsequent valuation write-downs related to the one remaining non-performing loan held for sale and the sale of the other non-performing loans resulted in a total net loss of $872 thousand recognized as a component of the net gains on sales of loans category of our non-interest income for the year ended December 31, 2014. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans and the valuation of the underlying collateral, if applicable. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $145.0 million at December 31, 2014 and had $12.5 million in related specific reserves included in our total allowance for loan losses. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.2 million, $4.8 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $735 thousand, $1.3 million and $590 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.
OREO (which consists of 42 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC, decreased $5.4 million to $14.2 million at December 31, 2014 as compared to $19.6 million at December 31, 2013. The decrease was mostly due to lower volume of completed foreclosures which totaled 28 properties in 2014 as compared to 44 properties in 2013. During 2014, sales of 41 properties totaling $14.6 million and OREO valuation write-downs totaling $2.5 million were partially offsetting by the 28 property foreclosures totaling $8.1 million (after partial charge-offs to the allowance for loan losses at the transfer date) and 4 properties totaling $3.6 million acquired from 1st United. Our residential mortgage loan foreclosure activity remains relatively low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. We believe this lengthy legal process negatively impacts the level of our non-accrual loans and NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets as of December 31, 2014.
Other repossessed assets, mainly consisting of 3 aircraft, totaled $1.2 million at December 31, 2014 as compared to $6.4 million at December 31, 2013. The decrease from 2013 was mostly due to the sale of two repossessed aircrafts with an aggregate carrying value of $5.2 million which resulted in immaterial net loss during the year ended December 31, 2014.
The $4.7 million of non-accrual debt securities, consisting of two previously impaired pooled trust preferred security issuances, totaled $4.7 million at December 31, 2014 as compared to $3.8 million at December 31, 2013. These securities had an aggregate unamortized cost of $5.4 million at both December 31, 2014 and 2013. The $36.5 million decrease in non-accrual debt securities from December 31, 2012 to December 31, 2013 was primarily due to our sale of previously impaired trust preferred securities issued by one deferring bank holding company during 2013, which had a combined carrying value (or fair value) of $36.7 million at December 31, 2012. See additional information at the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements.
Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $97.7 million at December 31, 2014 and consisted of 99 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $107.0 million at December 31, 2013. On an aggregate basis, the $97.7 million in performing TDRs at December 31, 2014 had a modified weighted average interest rate of approximately 4.71 percent as compared to a pre-modification weighted average interest rate of 5.11 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.
Potential Problem Loans
Although we believe that substantially all risk elements at December 31, 2014 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $138.2 million and $152.6 million in potential problem loans at December 31, 2014 and 2013, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2014, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2014.

Asset Quality and Risk Elements
Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $197.7 million of covered loans, represent approximately 72.5 percent of total loans at December 31, 2014. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within the region. See Part I, Item 1A. Risk Factors - "Our financial results and condition may be adversely impacted by weak economic conditions, particularly if unemployment does not continue to improve or increases".
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence in New Jersey, New York and Florida, as well as counties contiguous thereto, if applicable, including eastern Pennsylvania. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2014 was 56 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 760. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are primarily originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.
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
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for losses on non-covered loans, the allowance for unfunded letters of credit, and the allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable losses inherent in the loan portfolio and unfunded letter of credit commitments at the balance sheet dates, based on ongoing evaluations of the loan portfolio. Our methodology for evaluating the appropriateness of the allowance for non-covered loans includes:

•
segmentation of the loan portfolio based on the major loan categories, which consist of commercial, commercial real estate (including construction), residential mortgage, and other consumer loans (including automobile and home equity loans);

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
The allowance for loan losses consists of five elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for other loans based on historical loss factors (using the appropriate look-back and loss emergence periods), (iv) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (v) an allowance for impaired covered loan pools.
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2014, a $12.5 million specific valuation allowance was included in the allowance for credit losses related to $145.0 million of impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.
The allowance allocations for non-classified loans within all of our loan portfolio segments are calculated by applying historical loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first fully or partial loan charge-off), and is determined based upon a study of our past loss experience by loan segment. The loss factors may also be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.
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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Average loans outstanding	$12,081,683	$11,187,968	$11,238,269	$9,608,480	$9,474,994

Beginning balance—Allowance for credit losses	$117,112	$132,495	$136,185	$126,504	$103,655
Loans charged-off: (1)
Commercial and industrial	(12,722)	(19,837)	(16,103)	(29,229)	(15,475)
Commercial real estate	(4,894)	(7,060)	(9,596)	(6,305)	(1,823)
Construction	(4,576)	(3,786)	(2,092)	(4,053)	(1,738)
Residential mortgage	(1,004)	(4,446)	(3,518)	(3,222)	(3,741)
Consumer	(3,702)	(5,120)	(5,339)	(5,906)	(10,882)
	(26,898)	(40,249)	(36,648)	(48,715)	(33,659)
Charged-off loans recovered: (2)
Commercial and industrial	6,874	4,219	4,475	2,365	4,121
Commercial real estate	2,198	816	222	134	156
Construction	912	929	50	197	—
Residential mortgage	248	768	701	129	97
Consumer	1,957	2,039	1,958	2,236	2,678
	12,189	8,771	7,406	5,061	7,052
Net charge-offs (1)(2)	(14,709)	(31,478)	(29,242)	(43,654)	(26,607)
Provision charged for credit losses	1,884	16,095	25,552	53,335	49,456
Ending balance—Allowance for credit losses	$104,287	$117,112	$132,495	$136,185	$126,504
Components of allowance for credit losses:
Allowance for non-covered loans	$102,153	$106,547	$120,708	$120,274	$118,326
Allowance for covered loans	200	7,070	9,492	13,528	6,378
Allowance for loan losses	102,353	113,617	130,200	133,802	124,704
Allowance for unfunded letters of credit	1,934	3,495	2,295	2,383	1,800
Allowance for credit losses	$104,287	$117,112	$132,495	$136,185	$126,504
Components of provision for credit losses:
Provision for losses on non-covered loans	$9,317	$17,171	$25,640	$31,242	$42,943
Provision for losses on covered loans	(5,872)	(2,276)	—	21,510	6,378
Provision for loan losses	3,445	14,895	25,640	52,752	49,321
Provision for unfunded letters of credit	(1,561)	1,200	(88)	583	135
Provision for credit losses	$1,884	$16,095	$25,552	$53,335	$49,456

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.11%	0.28%	0.22%	0.30%	0.28%
Ratio of net charge-offs during the period to average loans outstanding	0.12	0.28	0.26	0.45	0.28
Allowance for non-covered loan losses as a % of non-covered loans	0.77	0.93	1.11	1.26	1.31
Allowance for credit losses as a % of total loans	0.77	1.01	1.20	1.39	1.35

(1)
Includes covered loans charge-offs totaling $1.5 million, $146 thousand, $4.0 million and $14.4 million during 2014, 2013, 2012 and 2011, respectively. There were no charge-offs of covered loans during 2010.

(2)	Includes charged-off covered loan recoveries totaling $462 thousand during 2014. There were no recoveries of charged-off covered loans during 2013, 2012, 2011 and 2010.

Net charge-offs have remained relatively low in the last five years as compared to many of our peers and the slow pace of the economic recovery over such period. During this five-year period, our net charge-offs were at a high of 0.45 percent of average loans during 2011 and a low of 0.12 percent during 2014. Our net loan charge-offs decreased $16.8 million to $14.7 million in 2014 as compared to $31.5 million in 2013 mainly due to lower gross charge-offs in all loan categories, except for construction loans (as shown in the table above). The total loans charged-off of $26.9 million in 2014, which declined $13.4 million from 2013, included $8.3 million in aggregate loan charge-offs related to the valuation of certain non-performing loans transferred to loans held for sale at March 31, 2014. These non-performing loans held for sale had aggregate related reserves of $6.1 million within our allowance for loan losses prior to the date of transfer and partial charge-off. Our net loan charge-offs during 2014 also benefited from a $3.4 million increase in charged-off loan recoveries as compared to 2013 primarily due to a few large commercial and industrial loan recoveries and better collections of charged off commercial real estate loans in 2014. For the covered loan pools, net charge-offs totaled $997 thousand for the year ended December 31, 2014 as compared to $146 thousand in 2013. The charge-offs of impaired covered loans are substantially covered by loss-sharing agreements with the FDIC. Despite the improving outlook for our loan portfolio and the economy, there can be no assurance that our levels of net-charge-offs will continue to improve during 2015, and not deteriorate in the future.
The provision for credit losses decreased $14.2 million to $1.9 million in 2014 as compared to $16.1 million in 2013 mainly due to decreases of $7.9 million and $2.7 million in the provision for non-covered loans and provision for unfunded letters of credit, respectively, caused by several positive trends in our loan portfolio's credit quality during the last 12-month period, including lower levels of delinquencies, internally classified loans and net loan charge-offs. We recorded a negative (credit) provision for covered loan losses totaling $5.9 million for the year ended December 31, 2014 as compared to a negative provision of $2.3 million in 2013 related to decreases in the estimated additional credit impairment of certain covered loan pools (initially recognized in 2011 and 2010) subsequent to acquisition dates.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2014		2013		2012		2011		2010
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$45,440	16.6%	$54,534	17.3%	$59,260	18.9%	$65,076	19.2%	$58,229	19.5%
Commercial real estate:
Commercial real estate	27,426	44.8	25,570	43.1	24,651	40.1	19,222	36.4	15,755	36.0
Construction	15,414	3.9	10,341	3.7	17,393	3.9	12,905	4.2	14,162	4.6
Residential mortgage	5,063	18.7	7,663	21.6	9,361	22.3	9,058	23.3	9,128	20.6
Consumer	5,179	14.4	4,356	13.5	5,542	13.2	8,677	14.1	14,499	15.5
Unallocated	5,565	—	7,578	—	6,796	—	7,719	—	8,353	—
Allowance for non-covered loans and unfunded letters of credit	104,087		110,042		123,003		122,657		120,126
Allowance for covered loans	200	1.6	7,070	0.8	9,492	1.6	13,528	2.8	6,378	3.8
Total allowance for credit losses	$104,287	100%	$117,112	100%	$132,495	100%	$136,185	100%	$126,504	100%

*    Includes the allowance for unfunded letters of credit.
The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.78 percent at December 31, 2014 as compared to 0.96 percent at December 31, 2013. The decrease from December 31, 2013 was largely due to continued improvement in most of our credit quality indicators, strong economic outlook, as well as the additional non-covered PCI loans acquired from 1st United on November 1, 2014, which totaled $954.3 million at December 31, 2014. PCI loans, including all of the loans acquired from 1st United during the fourth quarter of 2014, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to non-covered PCI loans at December 31, 2014 and 2013. Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding all non-covered PCI loans with carrying values totaling approximately $1.5 billion) was 0.89 percent at December 31, 2014 as compared to 1.02 percent at December 31, 2013.
Our allowance allocation for losses on non-covered commercial loans decreased $9.1 million to $45.4 million at December 31, 2014 as compared to $54.5 million at December 31, 2013 largely due to a $6.1 million decrease in specific reserves for individually impaired credits and continued improvement in most other credit quality metrics. The allocation for losses on non-covered construction loans increased $5.1 million to $15.4 million at December 31, 2014 from $10.3 million at December 31, 2013 largely due to a higher level of net loan charge-offs during 2014 (particularly in the fourth quarter of 2014), the longer duration of the loss emergence period estimated for such losses (which are limited to a very few credits), and 17.0 percent loan growth experienced within the non-PCI loan portion of portfolio during 2014, but entirely due to new loan volume in the second half of 2014. The allocations for losses on non-covered commercial real estate loans and consumer loans also increased during 2014 largely due to the significant loan growth in both of these portfolios over the last 12-month period. Overall, levels of loan delinquencies and internally classified loans continued to trend downward during 2014 as a result of the strengthening economy and significant repayments within our impaired loan portfolio. Additionally, our total net loan charge-offs of $14.7 million in 2014 were at the lowest level reported since 2007, both in terms of total dollars and as a percentage of average loans outstanding, despite the recognition of $8.3 million in loan charge-offs related to the valuation estimates for certain non-performing loans transferred to loans held for sale during the first quarter of 2014. The decision to sell these loans, and record the charge to the allowance for non-covered loan losses, was based on a pooled loan cost/benefit analysis, and not actual individual customer loss events during 2014. These items as well as several other factors, including our cautiously optimistic outlook for the economy, positively impacted our estimate of the allowance for credit losses at December 31, 2014.
Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at December 31, 2013. See Note 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust, and more modest until December 2014. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only two and four loan repurchases in 2014 and 2013, respectively). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2014 and 2013. See “Item 1A. Risk Factors—We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2014 and 2013, shareholders’ equity totaled approximately $1.9 billion and $1.5 billion, or 9.9 percent and 9.5 percent of total assets, respectively. During 2014, total shareholders’ equity increased by $322.0 million primarily due to the (i) the additional capital issued in the 1st United Bancorp acquisition totaling $291.2 million, (ii) net income of $116.2 million, (iii) a $5.8 million increase attributable to the effect of our stock incentive plan, (iv) $5.0 million of net proceeds from the reissuance of treasury stock and issuance of authorized common shares issued under our dividend reinvestment plan totaling 499 thousand shares, partially offset by (v) a $4.2 million increase in our accumulated other comprehensive loss, and (vi) cash dividends declared on common stock totaling $91.6 million. See Note 18 to the consolidated financial statements for more information regarding the changes in our accumulated other comprehensive loss during 2014.
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

On July 2, 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by Valley and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rule became effective January 1, 2015, subject to a transition period.
Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts are 75 percent disallowed as of January 1, 2015 and will be fully phased out of Tier 1 capital on January 1, 2016. Valley’s Tier 1 capital position included $44.0 million of its outstanding trust preferred securities issued by capital trusts as of both December 31, 2014 and 2013, respectively.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 21.6 percent and 9.10 percent for the years ended December 31, 2014 and 2013, respectively. Our rate of earnings retention increased from the year ended December 31, 2013 largely due to a 32.3 percent reduction in our quarterly cash dividend amount per common share (see more details below), as well as, among other factors, the positive impact on earnings from the loan growth within several segments of our loan portfolio, and a decrease in cost of our long-term borrowings due to the early redemption of our 7.75 percent junior subordinated debentures in 2013. However, the potential future deterioration in our earnings and financial condition resulting from a protracted period of low market interest rates, continued intense competition for strong loan relationships, net impairment losses on securities within our investment portfolio or a downturn in the economy may negatively impact our future earnings and ability to maintain our dividend at current levels.
Cash dividends declared amounted to $0.44 and $0.60 per common share for the years ended December 31, 2014 and 2013, respectively. In November 2013, the Board reduced the quarterly dividend amount per share by $0.0525. While our performance and capital are strong, the quarterly retention of a higher amount of capital should provide us more flexibility to expand our banking franchise. The dividend reduction was not the result of any regulatory actions. The Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in anticipation of new higher capital levels as required under the new Basel Rules.
Valley maintains an effective shelf registration statement with the SEC that allows Valley to periodically offer and sell in one or more offerings, individually or in any combination, of Valley’s common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strengthening of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 17 to the consolidated financial statements for additional information on Valley’s stock issuances and repurchase plan.

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
The following table summarizes Valley’s contractual obligations and other commitments to make future payments as of December 31, 2014. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
				(in thousands)
Contractual obligations:
Time deposits	9	$1,434,546	$1,006,686	$144,559	$156,677	$2,742,468
Long-term borrowings (1)	10	125,000	1,079,500	505,000	810,000	2,519,500
Junior subordinated debentures issued to capital trusts (1)	11	—	—	—	45,363	45,363
Operating leases	14	24,133	48,622	47,501	303,764	424,020
Capital expenditures		8,405	—	—	—	8,405
Other purchase obligations (2)		15,848	6,619	485	160	23,112
Total		$1,607,932	$2,141,427	$697,545	$1,315,964	$5,762,868
Other commitments:
Commitments to extend credit	14	$2,603,076	$530,606	$82,898	$392,253	$3,608,833
Standby letters of credit	14	114,473	7,311	47,652	25,126	194,562
Commitments to sell loans	14	27,932	—	—	—	27,932
Total		$2,745,481	$537,917	$130,550	$417,379	$3,831,327

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
Results of Operations—2013 Compared to 2012
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
Average interest bearing liabilities decreased $283.8 million to $10.8 billion for the year ended December 31, 2013 from the same period in 2012 mainly due to a $366.6 million decline in average time deposits caused by the continued run-off of high cost certificates of deposit. Average short-term borrowings also decreased $171.7 million from 2012 mostly due to lower levels of short-term FHLB advances utilized as a loan funding source in 2013 as residential mortgage loan originations declined due to an increase in long-term market rates in June 2013 which significantly slowed the consumer loan refinance market. These decreases were partially offset by a $265.4 million increase in average savings, NOW, and money market account balances. The cost of average time deposits, long-term borrowings, savings, NOW and money market accounts, and short-term borrowings decreased 11, 7, 6, and 5 basis points, respectively, during 2013 due to the continued low level of market interest rates throughout the year and, as applicable, the aforementioned maturity of higher cost funds and early redemption of the 7.75 percent junior subordinated debentures.
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
Net gains on securities transactions increased $12.1 million to $14.7 million for the year ended December 31, 2013 as compared to $2.6 million in 2012 largely due to a $10.7 million gain on sale of previously impaired trust preferred securities classified as available for sale that were issued by one deferring bank holding company. Valley also recognized gains totaling $3.4 million during the first quarter of 2013 due to the sales of zero percent yielding Freddie Mac and Fannie Mae perpetual preferred stock with amortized cost totaling $941 thousand.
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
Non-interest expense increased $6.4 million to $381.3 million for the year ended December 31, 2013 from $374.9 million for 2012. The increase from 2012 was mainly attributable to increases in other non-interest expense, the FDIC insurance assessment, and professional and legal fees, partially offset by decreases in salaries and employee benefits, amortization of other intangibles and advertising expense. Other non-interest expense increased $10.1 million for the year ended December 31, 2013 as compared to 2012. The increase was mainly due to a $10.2 million increase in the amortization of tax credit investments during 2013 as we invested to a greater extent in tax advantaged investments. The FDIC insurance assessment increased $2.5 million in 2013 as compared to 2012 mostly due to a specific adjustment to our individual assessment made by the FDIC during the second quarter of 2013. Professional and legal fees increased $1.5 million for the year ended December 31, 2013 as compared to 2012 mainly due to an increase in legal expenses related to general corporate matters, as well as the partial redemption of our junior subordinated debentures and related trust preferred securities in 2013. These increases were offset by $5.6 million decrease in salary and employee benefits expense for the year ended December 31, 2013 as compared to 2012 largely due to decreases in our cash incentive compensation accruals, pension expense, and medical health insurance expense, partially offset by normal annual salary increases. Pension expense declined due to Valley’s decision in June 2013 to freeze the benefits earned under our qualified and non-qualified plans effective December 31, 2013. Amortization of other intangible assets decreased $1.5 million for the year ended December 31, 2013 as compared to 2012 mainly due to an increase in the net recoveries of impairment charges on certain loan servicing rights during 2013, partially offset by higher amortization expense caused, in part, by additional loan servicing rights recorded over the last twelve-month period.  In addition, advertising expense decreased $976 thousand to $6.1 million for the year ended December 31, 2013 as compared to $7.1 million in 2012. The decrease was mainly caused by a lower volume of promotional activity for our residential mortgage refinance programs during 2013 partly due to the maturation of the refinance programs in our markets and the slowdown in consumer refinance activity during the second half of 2013.

Income tax expense was $47.0 million for the year ended December 31, 2013, reflecting an effective tax rate of 26.3 percent, as compared to $66.7 million for the year ended 2012, reflecting an effective tax rate of 31.7 percent. The decrease in 2013 tax expense and tax rate was largely caused by the decline in pre-tax income and an increase in tax credit investments in 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
	(in thousands except for share data)
Assets
Cash and due from banks	$462,569	$234,253
Interest bearing deposits with banks	367,838	134,915
Investment securities:
Held to maturity, fair value of $1,815,976 at December 31, 2014 and $1,711,427 at December 31, 2013	1,778,316	1,731,737
Available for sale	886,970	829,692
Trading securities	14,233	14,264
Total investment securities	2,679,519	2,575,693
Loans held for sale, at fair value	24,295	10,488
Non-covered loans	13,262,022	11,471,447
Covered loans	211,891	96,165
Less: Allowance for loan losses	(102,353)	(113,617)
Net loans	13,371,560	11,453,995
Premises and equipment, net	282,997	270,138
Bank owned life insurance	375,640	344,023
Accrued interest receivable	57,333	53,964
Due from customers on acceptances outstanding	4,197	5,032
FDIC loss-share receivable	13,848	32,757
Goodwill	575,892	428,234
Other intangible assets, net	38,775	36,130
Other assets	539,392	576,919
Total Assets	$18,793,855	$16,156,541
Liabilities
Deposits:
Non-interest bearing	$4,235,515	$3,717,271
Interest bearing:
Savings, NOW and money market	7,056,133	5,422,722
Time	2,742,468	2,179,269
Total deposits	14,034,116	11,319,262
Short-term borrowings	146,781	281,455
Long-term borrowings	2,526,408	2,792,306
Junior subordinated debentures issued to capital trusts	41,252	41,089
Bank acceptances outstanding	4,197	5,032
Accrued expenses and other liabilities	178,084	176,357
Total Liabilities	16,930,838	14,615,501
Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 332,023,233 shares; issued 232,127,098 shares at December 31, 2014 and 199,629,268 shares at December 31, 2013	81,072	69,941
Surplus	1,693,752	1,403,375
Retained earnings	130,845	106,340
Accumulated other comprehensive loss	(42,495)	(38,252)
Treasury stock, at cost (16,123 common shares at December 31, 2014 and 36,159 common shares at December 31, 2013)	(157)	(364)
Total Shareholders’ Equity	1,863,017	1,541,040
Total Liabilities and Shareholders’ Equity	$18,793,855	$16,156,541
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$552,821	$537,301	$581,696
Interest and dividends on investment securities:
Taxable	62,458	57,392	68,698
Tax-exempt	14,683	14,426	13,157
Dividends	6,272	6,240	7,107
Interest on federal funds sold and other short-term investments	369	738	535
Total interest income	636,603	616,097	671,193
Interest Expense
Interest on deposits:
Savings, NOW and money market	19,671	17,863	20,090
Time	27,882	29,928	37,466
Interest on short-term borrowings	972	590	1,387
Interest on long-term borrowings and junior subordinated debentures	113,321	119,996	122,369
Total interest expense	161,846	168,377	181,312
Net Interest Income	474,757	447,720	489,881
Provision for credit losses	1,884	16,095	25,552
Net Interest Income After Provision for Credit Losses	472,873	431,625	464,329
Non-Interest Income
Trust and investment services	9,512	8,610	7,690
Insurance commissions	16,853	15,907	15,494
Service charges on deposit accounts	22,771	24,115	24,752
Gains on securities transactions, net	745	14,678	2,587
Other-than-temporary impairment losses on securities	—	—	—
Portion recognized in other comprehensive income (before taxes)	—	—	(5,247)
Net impairment losses on securities recognized in earnings	—	—	(5,247)
Trading (losses) gains, net	(31)	909	2,793
Fees from loan servicing	7,013	7,020	4,843
Gains on sales of loans, net	1,731	33,695	46,998
Gains (losses) on sales of assets, net	18,087	10,947	(329)
Bank owned life insurance	6,392	5,962	6,855
Change in FDIC loss-share receivable	(20,792)	(8,427)	(7,459)
Other	15,335	15,237	21,969
Total non-interest income	77,616	128,653	120,946
Non-Interest Expense
Salary and employee benefits expense	193,489	194,410	199,968
Net occupancy and equipment expense	74,492	71,634	71,245
FDIC insurance assessment	14,051	16,767	14,292
Amortization of other intangible assets	9,919	8,258	9,783
Professional and legal fees	16,859	16,491	15,005
Loss on extinguishment of debt	10,132	—	—
Amortization of tax credit investments	24,196	14,352	4,157
Advertising	4,666	6,127	7,103
Other	55,451	53,299	53,347
Total non-interest expense	403,255	381,338	374,900
Income Before Income Taxes	147,234	178,940	210,375
Income tax expense	31,062	46,979	66,748
Net Income	$116,172	$131,961	$143,627
Earnings Per Common Share:
Basic	$0.56	$0.66	$0.73
Diluted	0.56	0.66	0.73
Cash Dividends Declared Per Common Share	0.44	0.60	0.65
Weighted Average Number of Common Shares Outstanding:
Basic	205,716,293	199,309,425	197,354,159
Diluted	205,716,293	199,309,425	197,354,372
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$116,172	$131,961	$143,627
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale
Net gains (losses) arising during the period	19,398	(13,239)	5,682
Less reclassification adjustment for net gains included in net income	(433)	(8,522)	(1,545)
Total	18,965	(21,761)	4,137
Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	1,334	3,637	9,942
Less reclassification adjustment for credit impairment losses included in net income	(383)	(268)	2,449
Total	951	3,369	12,391
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(12,147)	2,400	(3,351)
Less reclassification adjustment for net losses included in net income	3,886	4,005	3,760
Total	(8,261)	6,405	409
Defined benefit pension plan
Net (losses) gains arising during the period	(16,207)	21,577	(6,839)
Amortization of prior service cost	177	1,454	38
Amortization of net loss	132	1,145	1,396
Recognition of loss due to curtailment	—	468	—
Total	(15,898)	24,644	(5,405)
Total other comprehensive (loss) gain	(4,243)	12,657	11,532
Total comprehensive income	$111,929	$144,618	$155,159

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Common Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2011	178,683	$59,955	$1,179,135	$78,599	$(62,441)	$(412)	$1,254,836
Net income	—	—	—	143,627	—	—	143,627
Other comprehensive income, net of tax	—	—	—	—	11,532	—	11,532
Cash dividends declared on common stock	—	—	—	(128,661)	—	—	(128,661)
Effect of stock incentive plan, net	1,339	136	5,596	(65)	—	(1,063)	4,604
Common stock dividend declared	—	—	(108,982)	—	—	—	(108,982)
Common stock dividend paid	—	3,288	105,694	—	—	—	108,982
Common stock issued	18,416	6,115	209,408	(5)	—	921	216,439
Balance - December 31, 2012	198,438	69,494	1,390,851	93,495	(50,909)	(554)	1,502,377
Net income	—	—	—	131,961	—	—	131,961
Other comprehensive income, net of tax	—	—	—	—	12,657	—	12,657
Cash dividends declared on common stock	—	—	—	(119,081)	—	—	(119,081)
Effect of stock incentive plan, net	380	227	6,500	(34)	—	(1,221)	5,472
Common stock issued	775	220	6,024	(1)	—	1,411	7,654
Balance - December 31, 2013	199,593	69,941	1,403,375	106,340	(38,252)	(364)	1,541,040
Net income	—	—	—	116,172	—	—	116,172
Other comprehensive loss, net of tax	—	—	—	—	(4,243)	—	(4,243)
Cash dividends declared on common stock	—	—	—	(91,581)	—	—	(91,581)
Effect of stock incentive plan, net	1,299	234	6,269	(83)	—	(614)	5,806
Common stock issued	31,219	10,897	284,108	(3)	—	821	295,823
Balance - December 31, 2014	232,111	$81,072	$1,693,752	$130,845	$(42,495)	$(157)	$1,863,017

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$116,172	$131,961	$143,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,465	19,712	18,477
Stock-based compensation	7,489	6,055	4,816
Provision for credit losses	1,884	16,095	25,552
Net amortization of premiums and accretion of discounts on securities and borrowings	26,949	16,229	21,124
Amortization of other intangible assets	9,919	8,258	9,783
Gains on securities transactions, net	(745)	(14,678)	(2,587)
Net impairment losses on securities recognized in earnings	—	—	5,247
Proceeds from sales of loans held for sale	85,452	1,083,297	999,380
Gains on sales of loans, net	(1,731)	(33,695)	(46,998)
Originations of loans held for sale	(91,463)	(953,125)	(923,182)
(Gains) losses on sales of assets, net	(18,087)	(10,947)	329
Net deferred income tax expense	11,455	30,329	28,398
FDIC loss-share receivable (excluding reimbursements)	20,792	8,427	7,459
Net change in:
Trading securities	31	7,893	(219)
Fair value of borrowings carried at fair value	—	(881)	(2,574)
Cash surrender value of bank owned life insurance	(6,392)	(5,962)	(6,855)
Accrued interest receivable	423	(1,589)	5,446
Other assets	17,231	(17,587)	49,345
Accrued expenses and other liabilities	(14,868)	(4,428)	(13,257)
Net cash provided by operating activities	183,976	285,364	323,311
Cash flows from investing activities:
Net loan originations	(649,616)	(368,724)	(203,354)
Loans purchased	(128,684)	(231,008)	(136,241)
Investment securities held to maturity:
Purchases	(397,186)	(619,299)	(360,614)
Maturities, calls and principal repayments	347,531	473,362	705,487
Investment securities available for sale:
Purchases	(28,415)	(289,181)	(455,601)
Sales	62,025	57,003	257,497
Maturities, calls and principal repayments	153,673	183,006	248,721
Death benefit proceeds from bank owned life insurance	—	1,821	1,689
Proceeds from sales of real estate property and equipment	43,360	18,034	9,337
Purchases of real estate property and equipment	(21,862)	(14,852)	(22,735)
(Payments to) reimbursements from the FDIC	5,582	3,812	21,935
Cash and cash equivalents acquired in acquisitions	102,025	—	117,587
Net cash (used in) provided by investing activities	(511,567)	(786,026)	183,708
Cash flows from financing activities:
Net change in deposits	1,300,011	55,244	210,623
Net change in short-term borrowings	(151,470)	127,132	(87,526)
Issuance of long-term borrowings	—	125,000	—

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
Repayments of long-term borrowings	(275,000)	(26,133)	(28,000)
Redemption of junior subordinated debentures	—	(142,313)	(10,000)
Cash dividends paid to common shareholders	(88,119)	(129,271)	(125,870)
Common stock issued, net	3,408	7,071	7,805
Net cash provided by (used in) financing activities	788,830	16,730	(32,968)
Net change in cash and cash equivalents	461,239	(483,932)	474,051
Cash and cash equivalents at beginning of year	369,168	853,100	379,049
Cash and cash equivalents at end of year	$830,407	$369,168	$853,100

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$162,762	$167,860	$183,120
Federal and state income taxes	34,236	15,317	50,111

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$11,012	$19,679	$14,365
Loans transferred to loans held for sale	27,329	—	124,261
Acquisition:
Non-cash assets acquired:
Investments securities held to maturity	$7,930	$—	$—
Investment securities available for sale	216,074	—	275,650
Loans	1,160,852	—	1,088,421
Premises and equipment, net	11,234	—	9,457
Bank owned life insurance	25,224	—	—
Accrued interest receivable	3,792	—	5,294
FDIC loss-share receivable	7,465	—	—
Goodwill	147,658	—	109,758
Other intangible assets, net	11,500	—	8,050
Other assets	42,876	—	72,137
Total non-cash assets acquired	1,634,605	—	1,568,767
Liabilities assumed:
Deposits	1,414,843	—	1,380,293
Short-term borrowings	16,796	—	29,000
Junior subordinated debentures issued to capital trusts	—	—	15,645
Accrued expenses and other liabilities	13,768	—	52,998
Total liabilities assumed	1,445,407	—	1,477,936
Net non-cash assets acquired	$189,198	$—	$90,831
Net cash and cash equivalents acquired in acquisition	$102,025	$—	$117,587
Common stock issued in acquisition	$291,223	$—	$208,418
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)
Business
Valley National Bancorp, a New Jersey Corporation (Valley), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn, Queens, Long Island, and southeast and central Florida. The Bank also lends to borrowers outside its branch network. The Bank is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.
Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisers which are Securities and Exchange Commission (SEC) registered investment advisors;

•	title insurance agencies in New Jersey, New York and Florida;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in health care equipment and other commercial equipment leases;

•	a subsidiary which owns and services general aviation aircraft loans and existing commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans and specializes in asset-based lending.
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
Basis of Presentation
The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, Valley National Bank and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 11 below for more details. Certain prior period amounts have been reclassified to conform to the current presentation.
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
On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly owned subsidiary, 1st United Bank, a commercial bank. Effective January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank. See the supplemental schedule of non-cash investing activities of the Consolidated Statements of Cash Flows and Note 2 for additional information.
On May 25, 2012, Valley issued a five percent common stock dividend to shareholders of record on May 11, 2012. There were no common stock dividends issued during 2014 and 2013.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $45.5 million and $58.2 million at December 31, 2014 and 2013, respectively.
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
Loans Held for Sale
Loans held for sale generally consist of conforming residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument-by-instrument basis as permitted by the fair value option election under U.S. GAAP. Changes in fair value are recognized in non-interest income in the accompanying consolidated statements of income as a component of net gains on sales of loans. Origination fees and costs related to loans held for sale are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below. From time to time, Valley may elect to transfer non-performing loans from commercial and industrial or commercial real estate portfolios. At December 31, 2014, loans held for sale consisted of residential mortgage loans originated for sale and one non-performing commercial real estate loan totaling $17.2 million and $7.1 million, respectively.

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
Purchased Credit-Impaired Loans (Including Covered Loans)
Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio primarily consists of loans acquired in business combinations subsequent to 2011 and (covered) loans in which the Bank will share losses with the FDIC under loss-sharing agreements that have resulted from past FDIC-assisted transactions by Valley and 1st United acquired in 2014. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Beginning in 2010, Valley has accounted for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.
The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). The allowance for loan losses on covered loans (acquired through FDIC-assisted transactions) is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC Loss-Share Receivable” below). At December 31, 2014 and 2013, there was no reserve for impairment of non-covered PCI loans in our allowance for loan losses.
The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, the PCI loan pools acquired prior to 2014 have performed better than originally expected, and based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. Additionally, the FDIC loss-share receivable is prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to non-interest income.
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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio and off-balance sheet unfunded letters of credits, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, the allowance for credit losses at both December 31, 2014 and 2013 includes reserves for impairment of covered loans subsequent to their acquisition date. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, estimating the appropriate loss emergence period for each loan segment, providing specific reserves on impaired loans, and assigning incremental reserves where necessary based upon qualitative and economic outlook factors including numerous variables, such as the nature and trends of recent loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.
The allowance for loan losses consists of five elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for other loans based on historical loss factors (using the appropriate look-back and loss emergence periods), (iv) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (v) an allowance for impaired covered loan pools.
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the estimated current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. Residential mortgage loans and consumer loans usually consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.
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
The allowance allocations for other loans (i.e.; risk rated loans that are not adversely classified and loans that are not risk rated) are calculated by applying historical loss factors for each loan portfolio segment to the applicable outstanding loan portfolio balances. Loss factors are calculated using statistical analysis supplemented by management judgment. The statistical analysis considers historical default rates, historical loss severity in the event of default, and the average loss emergence period for each loan portfolio segment. The management analysis includes an evaluation of loan portfolio volumes, the composition and concentrations of credit, credit quality and current delinquency trends.
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
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell), and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO and other repossessed assets totaled $24.7 million and $38.3 million (including $9.2 million and $12.3 million of OREO properties related to the FDIC-assisted transactions, which are subject to the loss-sharing agreements) at December 31, 2014 and 2013, respectively.
FDIC Loss-Share Receivable
The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” on Valley's consolidated statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. Although this asset represents a contractual receivable from the FDIC, there is no contractual interest rate associated with the asset. At the date of acquisition, the FDIC loss-share receivable was measured at its fair value based on expected future cash flows covered by the loss share agreements. In addition, the asset is based on the credit adjustments estimated for each loan pool and the loss-share percentages. FDIC loss-share receivable relates to loss-sharing agreements for the LibertyPointe Bank and The Park Avenue Bank transactions in 2010 and the loss-sharing agreements acquired in connection with the acquisition of 1st United during 2014 (discussed further below).
The FDIC loss-share receivable acquired from 1st United relates to commercial and single-family (residential) loan loss-sharing agreements with the FDIC. On October 21, 2011, 1st United assumed all deposits and certain identified assets and liabilities of Old Harbor Bank and entered into a loss-sharing agreement with the FDIC in which losses will be shared on the acquired loan and other real estate owned portfolio up to 70 percent of those covered assets acquired or $49 million of losses. On December 17, 2010, 1st United assumed all deposits and certain identified assets and liabilities of The Bank of Miami and entered into a loss-sharing agreement with the FDIC in which losses will be shared on the acquired loan and other real estate owned portfolio up to 80 percent of of those covered assets acquired. On December 11, 2009, 1st United assumed all deposits (except certain brokered deposits) and certain identified assets and liabilities of Republic Federal Bank and entered into a loss-sharing agreement with the FDIC in which losses will be shared on the acquired loan and other real estate owned portfolio up to 80 percent of losses up to $36 million. The FDIC will reimburse Valley for 95 percent of losses in excess of $36 million.

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
At December 31, 2014, our FDIC loss-share receivable totaled $13.8 million, of which $6.9 million related to the loss-sharing agreements acquired from 1st United.
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
Goodwill
Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. During 2014 and 2013, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units. However, Valley may choose to perform an optional qualitative assessment allowable under Accounting Standards Update (ASU) No. 2011-8, “Testing Goodwill for Impairment” to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for one or more units in future periods.
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
Stock-Based Compensation
Compensation expense for stock options and restricted stock awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Under Valley’s long-term incentive compensation plans, award grantees that are eligible for retirement do not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based restricted stock awards with a market condition. The grant date fair value of a performance-based restricted stock award that vest based on a market condition is determined by a third party specialist using a Monte Carlo valuation model.
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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands, except for share data)
Net income	$116,172	$131,961	$143,627
Basic weighted-average number of common shares outstanding	205,716,293	199,309,425	197,354,159
Plus: Common stock equivalents	—	—	213
Diluted weighted-average number of common shares outstanding	205,716,293	199,309,425	197,354,372
Earnings per common share:
Basic	$0.56	$0.66	$0.73
Diluted	0.56	0.66	0.73
Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 6.2 million, 6.7 million, and 7.2 million of common shares for the years ended December 31, 2014, 2013, and 2012, respectively.
Common Stock Dividends
Cash dividends to common stockholders are payable and accrued when declared by Valley’s Board of Directors.
Treasury Stock
Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.
Derivative Instruments and Hedging Activities
As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in future fair values or cash flows caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to manage its exposure to interest rate movements related to a service for certain customers, certain mortgage banking activities consisting of customer interest rate lock commitments and forward contracts to sell residential mortgage loans, and certain hybrid instruments, consisting of market linked certificates of deposit with an embedded swap contract. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the subsequent change in fair value of such instrument is charged directly to earnings. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings. In 2012, Valley made an accounting policy election to use the exception under the ASU No. 2011-4 and calculate the credit valuation adjustments to the fair value of derivatives on a net basis by counterparty portfolio. See Note 3 for additional information.

New Authoritative Accounting Guidance
ASU No. 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure. (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 is effective for reporting periods (including interim periods) beginning after December 15, 2014 and is not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for reporting periods after January 1, 2015 and is not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The accounting-related changes are effective for the first interim or annual period beginning after December 15, 2014. The disclosures for certain transactions accounted for as sales are required for interim and annual periods beginning after December 15, 2014. The disclosures for repos, securities lending transactions, and repos-to-maturity accounted for as secured borrowings are required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption of the ASU No. 2014-11 is prohibited. As of December 31, 2014, all of Valley's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, Valley's adoption of ASU No. 2014-11 is not expected to have a significant impact on its consolidated financial statements.
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

BUSINESS COMBINATIONS (Note 2)
Acquisition of 1st United Bancorp, Inc.
On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, before purchase accounting adjustments. The 1st United acquisition brings to Valley a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014.
Merger expenses totaled $2.6 million for the December 31, 2014, which largely related to professional and legal fees included in non-interest expense on the consolidated statements of income. Valley also recorded a $7.6 million charge within income tax expense for the fourth quarter of 2014 which mostly related to the affect of the 1st United acquisition on the valuation of our deferred tax assets.
The following table sets forth assets acquired and liabilities assumed in the 1st United acquisition, at their estimated fair values as of the closing date of the transaction:

November 1, 2014
(in thousands)
Assets acquired:
Cash and cash equivalents	$102,025
Investment securities held to maturity	7,930
Investment securities available for sale	216,074
Total investment securities	224,004
Non-covered loans	970,570
Covered loans	190,282
Total loans	1,160,852
Premises and equipment	11,234
Bank owned life insurance	25,224
Accrued interest receivable	3,792
FDIC loss-share receivable	7,465
Goodwill	147,658
Other intangible assets	11,500
Other assets	42,876
Total assets acquired	$1,736,630
Liabilities assumed:
Deposits:
Non-interest bearing	$566,545
Savings, NOW and money market	591,749
Time	256,549
Total deposits	1,414,843
Short-term borrowings	16,796
Accrued expenses and other liabilities	13,768
Total liabilities assumed	$1,445,407
Common stock issued in acquisition	$291,223

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after closing date of the transaction if additional information relative to closing dates fair values becomes available. As Valley continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values. However, Valley does not expect significant future adjustments to the recorded amounts at December 31, 2014.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the 1st United acquisition.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities. The estimated fair values of the investment securities were calculated utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

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

FDIC loss-share receivable. The fair value of the FDIC loss-share receivable represents the present value of the estimated loss share reimbursements expected to be received from the FDIC for future losses on covered assets, based on the credit assumptions estimated for covered assets, loss sharing percentages. These loss share reimbursements were then discounted using the U.S. Treasury strip curve plus a premium to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amounts ultimately collected for this asset are dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

Other intangible assets. Other intangible assets consisting of core deposit intangibles (CDI) are measures of the value of non-maturity checking, savings, NOW and money market deposits that are acquired in a business combination. The fair value of the CDI is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is amortized over an estimated useful life of 11 years to approximate the existing deposit relationships acquired.

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing accounts and savings, NOW and money market accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

Short-term borrowings. The short-term borrowings consist of securities sold under agreement to repurchase. The carrying amounts approximate their fair values because they frequently re-price to a market rate.

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
Additionally, a warrant issued by State Bancorp (in connection with its redeemed preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding at December 31, 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2014 and 2013. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,443	$49,443	$—	$—
U.S. government agency securities	33,825	—	33,825	—
Obligations of states and political subdivisions	44,051	—	44,051	—
Residential mortgage-backed securities	644,276	—	629,696	14,580
Trust preferred securities	20,537	—	15,808	4,729
Corporate and other debt securities	74,012	18,241	55,771	—
Equity securities	20,826	1,337	19,489	—
Total available for sale	886,970	69,021	798,640	19,309
Trading securities	14,233	—	14,233	—
Loans held for sale (1)	17,165	—	17,165	—
Other assets (2)	20,987	—	20,987	—
Total assets	$939,355	$69,021	$851,025	$19,309
Liabilities
Other liabilities (2)	$33,330	$—	$33,330	$—
Total liabilities	$33,330	$—	$33,330	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$7,130	$—	$—	$7,130
Collateral dependent impaired loans (3)	13,985	—	—	13,985
Loan servicing rights	3,987	—	—	3,987
Foreclosed assets (4)	18,098	—	—	18,098
Total	$43,200	$—	$—	$43,200

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $16.9 million and $10.4 million at December 31, 2014 and 2013, respectively.

(2)	Amount represents derivative financial instruments.

(3)	Excludes PCI loans.

(4)	Includes covered other real estate owned totaling $3.2 million and $7.6 million at December 31, 2014 and 2013, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013 are summarized below:

	Available For Sale Securities
	2014	2013	2012
	(in thousands)
Balance, beginning of the period	$28,523	$71,674	$77,311
Total net gains (losses) for the period included in:
Net income	—	—	(5,247)
Other comprehensive income	1,648	657	18,482
Sales	(7,718)	(36,681)	(9,146)
Settlements	(3,144)	(7,127)	(9,726)
Balance, end of the period	$19,309	$28,523	$71,674
Change in unrealized losses for the period included in earnings for assets held at year end *	$—	$—	$(5,247)

* Represents the net impairment losses on securities recognized in earnings for the period.
Transfers into and out of Level 3 assets are generally made in response to a decrease or an increase, respectively, in the availability of observable market data used in the securities’ pricing obtained primarily through independent pricing services or dealer market participants. See further details regarding the valuation techniques used for the fair value measurement of the financial instruments below. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2 during 2014 and 2013.
There have been no material changes in the valuation methodologies used at December 31, 2014 from December 31, 2013.
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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at December 31, 2014:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	0.2 - 19.8%	12.9%
		Default rate	3.0 - 21.6	8.7
		Loss severity	41.3 - 62.0	56.5
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

Loans held for sale.  The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2014 and 2013 based on the short duration these assets were held and the high credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2014 and 2013), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The following valuation techniques were used for certain non-financial assets measured at fair value on a nonrecurring basis, including non-performing loans held for sale carried at estimated fair value (less selling costs) when less than the unamortized cost, impaired loans reported at the fair value of the underlying collateral, loan servicing rights, other real estate owned and other repossessed assets (upon initial recognition or subsequent impairment) as described below.
Non-performing loans held for sale. At December 31, 2014, non-performing loans held for sale consisted of one commercial real estate loan that was transferred to the loans held for sale account during 2014. The fair value of the loan was determined using Level 2 inputs, and a third party broker was engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. At December 31, 2014, Valley established the fair market value based on a non-binding sale agreement selected by Valley during the bidding process that is expected to close during the first half of 2015. The loan was re-measured and reported at a fair value of $7.1 million at December 31, 2014. During 2014, valuation write-downs charged to non-interest income related to this non-performing loan held for sale totaled $3.0 million.
Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2014, appraisals were discounted up to 38.2 percent based on specific market data by location and property type. During 2014 and 2013, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $6.5 million and $26.9 million for the years ended December 31, 2014 and 2013, respectively. These collateral dependent impaired loans with a total recorded investment of $15.0 million and $41.8 million at December 31, 2014 and 2013, respectively, were reduced by specific valuation allowance allocations totaling $1.0 million and $6.1 million to a reported total net carrying amount of $14.0 million and $35.7 million at December 31, 2014 and 2013, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2014, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0.0 percent up to 27.0 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net impairment charges on loan servicing rights totaling $88 thousand and net recoveries of impairment charges totaling $2.5 million for the years ended December 31, 2014 and 2013, respectively.
Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were discounted up to 2.3 percent at December 31, 2014. During the years ended December 31, 2014 and 2013, foreclosed assets measured at fair value upon initial recognition or subsequent re-measurement totaled $18.1 million and $25.9 million, respectively. The charge-offs of foreclosed assets to the allowance for loan losses totaled $3.7 million and $5.7 million for the years ended December 31, 2014 and 2013, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in losses of $4.7 million and $3.1 million included in non-interest expense for the years ended December 31, 2014 and 2013, respectively.

Other Fair Value Disclosures
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2014, 2013 and 2012:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	2014	2013	2012
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$—	$—	$(5,247)
Trading securities	Trading (losses) gains, net	(31)	28	219
Loans held for sale	Gains on sales of loans, net	1,731	33,695	46,998
Liabilities:
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	—	881	2,574
Total		$1,700	$34,604	$44,544

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2014 and 2013 were as follows:

		December 31,
		2014		2013
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$462,569	$462,569	$234,253	$234,253
Interest bearing deposits with banks	Level 1	367,838	367,838	134,915	134,915
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,121	151,300	139,255	144,307
U.S. government agency securities	Level 2	14,081	14,385	4,427	4,365
Obligations of states and political subdivisions	Level 2	500,018	519,693	545,886	543,151
Residential mortgage-backed securities	Level 2	986,992	998,981	886,043	871,021
Trust preferred securities	Level 2	98,456	86,243	103,458	91,489
Corporate and other debt securities	Level 2	39,648	45,374	52,668	57,094
Total investment securities held to maturity		1,778,316	1,815,976	1,731,737	1,711,427
Net loans	Level 3	13,371,560	13,085,830	11,453,995	11,294,348
Accrued interest receivable	Level 1	57,333	57,333	53,964	53,964
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	133,117	133,117	137,234	137,234
Financial liabilities
Deposits without stated maturities	Level 1	11,291,648	11,291,648	9,139,993	9,139,993
Deposits with stated maturities	Level 2	2,742,468	2,807,522	2,179,269	2,206,427
Short-term borrowings	Level 1	146,781	146,781	281,455	281,455
Long-term borrowings	Level 2	2,526,408	2,738,122	2,792,306	3,036,953
Junior subordinated debentures issued to capital trusts	Level 2	41,252	44,584	41,089	45,261
Accrued interest payable (2)	Level 1	15,526	15,526	16,442	16,442

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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
Federal Reserve Bank and Federal Home Loan Bank stock.  Federal Reserve Bank and FHLB stock are non-marketable equity securities and are reported at their redeemable carrying amounts, which approximate the fair value.
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
INVESTMENT SECURITIES (Note 4)
As of December 31, 2014, Valley had approximately $1.8 billion, $887.0 million, and $14.2 million in held to maturity, available for sale, and trading investment securities, respectively. Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security. See the “Other-Than-Temporary Impairment Analysis” section below for further discussion.

Held to Maturity
The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2014 and 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
U.S. Treasury securities	$139,121	$12,179	$—	$151,300
U.S. government agency securities	14,081	304	—	14,385
Obligations of states and political subdivisions:
Obligations of states and state agencies	197,440	9,410	(412)	206,438
Municipal bonds	302,578	10,955	(278)	313,255
Total obligations of states and political subdivisions	500,018	20,365	(690)	519,693
Residential mortgage-backed securities	986,992	18,233	(6,244)	998,981
Trust preferred securities	98,456	167	(12,380)	86,243
Corporate and other debt securities	39,648	5,726	—	45,374
Total investment securities held to maturity	$1,778,316	$56,974	$(19,314)	$1,815,976
December 31, 2013
U.S. Treasury securities	$139,255	$5,567	$(515)	$144,307
U.S. government agency securities	4,427	—	(62)	4,365
Obligations of states and political subdivisions:
Obligations of states and state agencies	192,653	1,944	(5,473)	189,124
Municipal bonds	353,233	6,053	(5,259)	354,027
Total obligations of states and political subdivisions	545,886	7,997	(10,732)	543,151
Residential mortgage-backed securities	886,043	12,609	(27,631)	871,021
Trust preferred securities	103,458	363	(12,332)	91,489
Corporate and other debt securities	52,668	4,426	—	57,094
Total investment securities held to maturity	$1,731,737	$30,962	$(51,272)	$1,711,427

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2014 and 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014
Obligations of states and political subdivisions:
Obligations of states and state agencies	$4,927	$(50)	$19,050	$(362)	$23,977	$(412)
Municipal bonds	—	—	28,815	(278)	28,815	(278)
Total obligations of states and political subdivisions	4,927	(50)	47,865	(640)	52,792	(690)
Residential mortgage-backed securities	107,357	(563)	276,580	(5,681)	383,937	(6,244)
Trust preferred securities	—	—	66,194	(12,380)	66,194	(12,380)
Total	$112,284	$(613)	$390,639	$(18,701)	$502,923	$(19,314)
December 31, 2013
U.S. Treasury securities	$64,537	$(515)	$—	$—	$64,537	$(515)
U.S. government agency securities	4,365	(62)	—	—	4,365	(62)
Obligations of states and political subdivisions:
Obligations of states and state agencies	80,612	(5,473)	—	—	80,612	(5,473)
Municipal bonds	85,988	(5,154)	1,326	(105)	87,314	(5,259)
Total obligations of states and political subdivisions	166,600	(10,627)	1,326	(105)	167,926	(10,732)
Residential mortgage-backed securities	465,400	(27,631)	—	—	465,400	(27,631)
Trust preferred securities	9,750	(250)	56,480	(12,082)	66,230	(12,332)
Total	$710,652	$(39,085)	$57,806	$(12,187)	$768,458	$(51,272)
The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2014 was 57 as compared to 133 at December 31, 2013.
The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at December 31, 2014 are almost entirely within the more than twelve months category in the table above, and mostly relate to investment grade mortgage-backed securities issued or guaranteed by a government sponsored enterprise.
The unrealized losses for trust preferred securities at December 31, 2014 are all within the more than twelve months category and primarily relate to four non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2014.

Management does not believe that any individual unrealized loss as of December 31, 2014 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
As of December 31, 2014, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $854.9 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2014 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$71,839	$72,059
Due after one year through five years	54,200	58,318
Due after five years through ten years	334,907	354,802
Due after ten years	330,378	331,816
Residential mortgage-backed securities	986,992	998,981
Total investment securities held to maturity	$1,778,316	$1,815,976
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.3 years at December 31, 2014.
Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2014 and 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
U.S. Treasury securities	$51,063	$2	$(1,622)	$49,443
U.S. government agency securities	33,163	748	(86)	33,825
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,160	—	(24)	11,136
Municipal bonds	33,340	127	(552)	32,915
Total obligations of states and political subdivisions	44,500	127	(576)	44,051
Residential mortgage-backed securities	643,382	5,854	(4,960)	644,276
Trust preferred securities*	23,194	296	(2,953)	20,537
Corporate and other debt securities	73,585	1,645	(1,218)	74,012
Equity securities	21,071	671	(916)	20,826
Total investment securities available for sale	$889,958	$9,343	$(12,331)	$886,970
December 31, 2013
U.S. Treasury securities	$99,835	$—	$(15,170)	$84,665
U.S. government agency securities	48,407	923	(703)	48,627
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,441	—	(798)	10,643
Municipal bonds	27,671	751	(1,365)	27,057
Total obligations of states and political subdivisions	39,112	751	(2,163)	37,700
Residential mortgage-backed securities	524,781	3,967	(20,719)	508,029
Trust preferred securities*	23,333	113	(4,231)	19,215
Corporate and other debt securities	83,819	1,682	(2,103)	83,398
Equity securities	47,617	1,614	(1,173)	48,058
Total investment securities available for sale	$866,904	$9,050	$(46,262)	$829,692

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at December 31, 2014 and 2013 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014
U.S. Treasury securities	$—	$—	$48,504	$(1,622)	$48,504	$(1,622)
U.S. government agency securities	—	—	5,442	(86)	5,442	(86)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	11,136	(24)	11,136	(24)
Municipal bonds	13,337	(426)	14,637	(126)	27,974	(552)
Total obligations of states and political subdivisions	13,337	(426)	25,773	(150)	39,110	(576)
Residential mortgage-backed securities	57,543	(121)	244,910	(4,839)	302,453	(4,960)
Trust preferred securities	2,210	(117)	12,085	(2,836)	14,295	(2,953)
Corporate and other debt securities	27,500	(294)	28,269	(924)	55,769	(1,218)
Equity securities	158	(41)	14,769	(875)	14,927	(916)
Total	$100,748	$(999)	$379,752	$(11,332)	$480,500	$(12,331)
December 31, 2013
U.S. Treasury securities	$84,665	$(15,170)	$—	$—	$84,665	$(15,170)
U.S. government agency securities	26,402	(703)	—	—	26,402	(703)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,598	(798)	—	—	10,598	(798)
Municipal bonds	13,461	(1,365)	—	—	13,461	(1,365)
Total obligations of states and political subdivisions	24,059	(2,163)	—	—	24,059	(2,163)
Residential mortgage-backed securities	368,306	(18,434)	24,734	(2,285)	393,040	(20,719)
Trust preferred securities	2,024	(25)	15,022	(4,206)	17,046	(4,231)
Corporate and other debt securities	53,654	(2,073)	2,471	(30)	56,125	(2,103)
Equity securities	223	(6)	14,248	(1,167)	14,471	(1,173)
Total	$559,333	$(38,574)	$56,475	$(7,688)	$615,808	$(46,262)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2014 was 96 as compared to 99 at December 31, 2013.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2014 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses for trust preferred securities at December 31, 2014 in the more than twelve months category in the table above largely relate to 2 pooled trust preferred securities with a combined amortized cost of $10.8 million and a fair value of $8.7 million. One of the two pooled trust preferred securities had a unrealized loss of $1.4 million and an investment grade rating at December 31, 2014. The second pooled trust preferred security had a unrealized loss of $698 thousand, a non-investment grade rating and was initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized in 2009 and 2011. All of the single-issuer trust preferred securities are all paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2014.

Management does not believe that any individual unrealized loss as of December 31, 2014 represents an other-than-temporary impairment, except for the previously impaired securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
As of December 31, 2014, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $414.0 million.
The contractual maturities of investments securities available for sale at December 31, 2014 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due after one year through five years	$65,662	$66,725
Due after five years through ten years	84,594	82,278
Due after ten years	75,249	72,865
Residential mortgage-backed securities	643,382	644,276
Equity securities	21,071	20,826
Total investment securities available for sale	$889,958	$886,970
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2014 was 5.4 years.
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
For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not Valley expects to collect all contractual cash flows. Valley also evaluated its investment securities held as of December 31, 2014 to identify those that meet the definition of a Covered Fund as set forth in the final rules issued on December 10, 2013 to implement section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (commonly referred to as the “Volcker Rule”). In that regard, Valley considered the impact of the related interim final rule issued by its primary banking regulators on January 14, 2014 to address the treatment of certain collateralized debt obligations backed primarily by trust preferred securities (TruPS CDOs), including the non-exclusive list of TruPS CDOs that are exempt from the Covered Fund provisions under the interim final rule. Valley identified no investments held as of December 31, 2014 that meet the definition of a Covered Fund and that are required to be divested by July 21, 2015 (or before recovery of their individual amortized cost basis) under the foregoing rules.

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
At December 31, 2014, approximately 55 percent of the $544.1 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York and Maryland. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $18.4 million and $19.2 million, respectively, at December 31, 2014. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. The gross unrealized losses associated with the obligations of states and political subdivisions totaling $1.3 million as of December 31, 2014 were primarily driven by changes in interest rates. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with Valley’s investment standards prior to the decision to purchase. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management (CRM) Department conducts an independent financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. The internal risk rating was developed by CRM using a risk acceptance criteria (RAC) score which considers a multitude of credit factors, including the issuer’s operating results, debt levels, liquidity and debt service capacity. The analysis of debt levels includes unfunded liabilities and assesses these obligations relative to the economy and aggregate debt burden on a per capita basis, if applicable. The RAC score is used as a guideline by CRM for determining the final internal risk rating assigned to the issuer. CRM also obtains the external credit rating agencies’ debt ratings for the issuer and incorporates the lowest external debt rating in the RAC score. Specifically, the external debt rating is one of eight credit factors assessed in the development of the RAC score and represents, along with the rating agency outlook for the issuer, 25 percent of the final composite RAC score. As a result, Valley does not solely rely on external credit ratings in determining our final internal risk rating. For many securities, Valley believes the external credit ratings may not accurately reflect the actual credit quality of the security and therefore should not be viewed in isolation as a measure of the quality of our investments. Additionally, CRM does not consider potential credit support offered by insurance guarantees on certain bond securities in determining the internal risk rating, either at the date of the pre-purchase investment analysis or in subsequent assessments of impairment. Obligations of states and political subdivisions will continue to be monitored as part of our ongoing impairment analysis, and as of December 31, 2014 are expected to perform in accordance with their contractual terms. As a result, Valley expects to recover the entire amortized cost basis of these securities.
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
For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Over the past several years, an increasing number of banking institutions have been required to defer trust preferred payments and various banking institutions have been put in receivership by the FDIC. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2014 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

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

Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized during 2009 and 2011, and are not accruing interest. See the "Other-Than-Temporarily Impaired Securities" section below for additional information.
The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2014. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.
Other-Than-Temporarily Impaired Securities
Impaired Trust Preferred Securities.  In 2012, Valley recognized additional estimated credit losses of $4.5 million on two pooled trust preferred securities classified as available for sale due to further credit deterioration in the financial condition of the issuer. These securities were initially found to be other-than-temporarily impaired in 2008, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. Additional estimated credit losses were recognized on one or both of these securities during 2009 through 2011, as higher default rates decreased the expected cash flows from the securities. At December 31, 2014, the two previously impaired pooled trust preferred securities had a combined amortized cost of $5.4 million and fair value of $4.7 million, respectively.
The previously impaired trust preferred securities discussed above were not accruing interest as of December 31, 2014 2013, and 2012. As disclosed in Note 1, Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Impaired Residential Mortgage-Backed Securities.  During 2012, Valley recognized net impairment losses of $722 thousand on residential mortgage-backed securities in earnings due to additional estimated credit losses on one of six previously impaired private label mortgage-backed securities. At December 31, 2014, the previously impaired private label mortgage-backed securities had a combined amortized cost of $13.7 million and fair value of $14.6 million, respectively.
There was no other-than-temporarily impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2014 and 2013. See the “Other-Than-Temporary Impairment Analysis” section above for further details.
Realized Gains and Losses
Gross gains (losses) realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(in thousands)
Sales transactions:
Gross gains	$746	$14,098	$6,621
Gross losses	(2)	(44)	(1,050)
	$744	$14,054	$5,571
Maturities and other securities transactions:
Gross gains	$10	$662	$2,327
Gross losses	(9)	(38)	(5,311)
	$1	$624	$(2,984)
Gains on securities transactions, net	$745	$14,678	$2,587
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

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income or loss for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Balance, beginning of period	$9,990	$33,290	$29,070
Additions:
Subsequent credit impairments	—	—	5,247
Reductions:
Sales	(382)	(22,839)	—
Accretion of credit loss impairment due to an increase in expected cash flows	(661)	(461)	(1,027)
Balance, end of period	$8,947	$9,990	$33,290

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
Trading Securities
The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million and $14.3 million at December 31, 2014 and 2013, respectively. Interest income on trading securities totaled $1.2 million, $1.4 million, and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2014 and 2013 was as follows:

	December 31, 2014			December 31, 2013
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,959,927	$277,371	$2,237,298	$1,820,136	$174,948	$1,995,084
Commercial real estate:
Commercial real estate	5,053,742	978,448	6,032,190	4,521,920	459,755	4,981,675
Construction	476,094	53,869	529,963	406,877	22,354	429,231
Total commercial real estate loans	5,529,836	1,032,317	6,562,153	4,928,797	482,109	5,410,906
Residential mortgage	2,419,044	96,631	2,515,675	2,485,239	14,726	2,499,965
Consumer:
Home equity	400,136	91,609	491,745	410,875	38,134	449,009
Automobile	1,144,780	51	1,144,831	901,399	—	901,399
Other consumer	298,389	11,931	310,320	214,898	186	215,084
Total consumer loans	1,843,305	103,591	1,946,896	1,527,172	38,320	1,565,492
Total non-covered loans	11,752,112	1,509,910	13,262,022	10,761,344	710,103	11,471,447
Covered loans:
Commercial and industrial	—	13,813	13,813	—	26,249	26,249
Commercial real estate	—	128,691	128,691	—	61,494	61,494
Construction	—	3,171	3,171	—	—	—
Residential mortgage	—	60,697	60,697	—	7,623	7,623
Consumer	—	5,519	5,519	—	799	799
Total covered loans	—	211,891	211,891	—	96,165	96,165
Total loans	$11,752,112	$1,721,801	$13,473,913	$10,761,344	$806,268	$11,567,612

Total non-covered loans are net of unearned discounts and deferred loan fees totaling $9.0 million and $5.6 million at December 31, 2014 and 2013, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $1.6 billion and $253.7 million at December 31, 2014, respectively, and $796.1 million and $227.2 million at December 31, 2013, respectively.

During the first quarter of 2014, we elected to transfer certain non-performing loans totaling $35.6 million (before $8.3 million of loan charge-offs at the transfer date) from the non-covered loan portfolio (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale. With the exception of one loan held for sale at December 31, 2014, all of the transferred loans were sold during the second quarter of 2014. There were no other sales or transfers of loans from the held for investment portfolio during 2014 and 2013.
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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the non-covered and covered PCI loans acquired in the 1st United acquisition (see Note 2), as of the November 1, 2014 closing date for the acquisition.

(in thousands)

Contractually required principal and interest	$1,448,932
Contractual cash flows not expected to be collected (non-accretable difference)	(41,087)
Expected cash flows to be collected	1,407,845
Interest component of expected cash flows (accretable yield)	(246,993)
Fair value of acquired loans	$1,160,852
The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Balance, beginning of period	$223,799	$169,309
Acquisition	246,993	—
Accretion	(74,507)	(66,458)
Net (decrease) increase in expected cash flows	(60,077)	120,948
Balance, end of period	$336,208	$223,799
The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease of $60.1 million during 2014 was largely due to an increase in the expected repayment speeds for certain non-covered PCI loan pools during the second quarter of 2014. Conversely, the net increase of $120.9 million during 2013 was primarily due to additional cash flows caused by longer than originally expected durations for other pools of non-covered PCI loans. Based upon the most recent reforecasted cash flows during the second quarter of 2014, the average expected life of the non-covered PCI loans (excluding the PCI loans acquired from 1st United) decreased to 2.2 years from approximately 4 years last forecasted during the second quarter of 2013.
FDIC Loss-Share Receivable
The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.
Changes in FDIC loss-share receivable for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Balance, beginning of the period	$32,757	$44,996
Acquisition	7,465	—
Discount accretion of the present value at the acquisition dates	40	130
Effect of additional cash flows on covered loans (prospective recognition)	(15,760)	(10,465)
Decrease in the provision for losses on covered loans	(4,608)	(2,783)
Other reimbursable expenses	2,622	4,691
Reimbursements from the FDIC	(5,582)	(3,812)
Other	(3,086)	—
Balance, end of the period	$13,848	$32,757
The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $20.8 million, $8.4 million and $7.5 million for the years ended December 31, 2014 , 2013 and 2012 respectively. During 2014, FDIC loss-share receivable was also reduced by $3.1 million (as shown in the "other" category in the table above) due to the FDIC's portion of loan recoveries related to closed (or zero-balance) loan pools.

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
The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2014:

2014
(in thousands)
Outstanding at beginning of year	$242,371
New loans and advances	12,185
Repayments	(28,661)
Outstanding at end of year	$225,895
All loans to related parties are performing as of December 31, 2014.
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
Commercial and industrial loans.  A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $345.1 million and $314.6 million at December 31, 2014 and 2013, respectively.
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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at December 31, 2014. Unsecured consumer loans totaled approximately $31.4 million and $21.4 million, including $7.6 million and $8.3 million of credit card loans, at December 31, 2014 and December 31, 2013, respectively.

Credit Quality
The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2014 and 2013:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2014
Commercial and industrial	$1,630	$1,102	$226	$8,467	$11,425	$1,948,502	$1,959,927
Commercial real estate:
Commercial real estate	8,938	113	49	22,098	31,198	5,022,544	5,053,742
Construction	448	—	3,988	5,223	9,659	466,435	476,094
Total commercial real estate loans	9,386	113	4,037	27,321	40,857	5,488,979	5,529,836
Residential mortgage	6,200	3,575	1,063	17,760	28,598	2,390,446	2,419,044
Consumer loans:
Home equity	761	282	—	2,022	3,065	397,071	400,136
Automobile	1,902	391	126	90	2,509	1,142,271	1,144,780
Other consumer	319	91	26	97	533	297,856	298,389
Total consumer loans	2,982	764	152	2,209	6,107	1,837,198	1,843,305
Total	$20,198	$5,554	$5,478	$55,757	$86,987	$11,665,125	$11,752,112

December 31, 2013
Commercial and industrial	$6,398	$571	$233	$21,029	$28,231	$1,791,905	$1,820,136
Commercial real estate:
Commercial real estate	9,142	2,442	7,591	43,934	63,109	4,458,811	4,521,920
Construction	1,186	4,577	—	8,116	13,879	392,998	406,877
Total commercial real estate loans	10,328	7,019	7,591	52,050	76,988	4,851,809	4,928,797
Residential mortgage	6,595	1,939	1,549	19,949	30,032	2,455,207	2,485,239
Consumer loans:
Home equity	495	241	—	1,866	2,602	408,273	410,875
Automobile	2,957	489	85	169	3,700	897,699	901,399
Other consumer	340	54	33	—	427	214,471	214,898
Total consumer loans	3,792	784	118	2,035	6,729	1,520,443	1,527,172
Total	$27,113	$10,313	$9,491	$95,063	$141,980	$10,619,364	$10,761,344
If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.2 million, $4.8 million, and $7.2 million for the years ended December 31, 2014, 2013, and 2012, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $735 thousand, $1.3 million and $590 thousand for the years ended December 31, 2014, 2013and 2012, respectively.
Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at December 31, 2014 and 2013:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2014
Commercial and industrial	$6,579	$21,645	$28,224	$33,677	$4,929
Commercial real estate:
Commercial real estate	29,784	44,713	74,497	77,007	5,342
Construction	14,502	2,299	16,801	20,694	160
Total commercial real estate loans	44,286	47,012	91,298	97,701	5,502
Residential mortgage	6,509	15,831	22,340	24,311	1,629
Consumer loans:
Home equity	235	2,911	3,146	3,247	465
Total consumer loans	235	2,911	3,146	3,247	465
Total	$57,609	$87,399	$145,008	$158,936	$12,525
December 31, 2013
Commercial and industrial	$3,806	$43,497	$47,303	$59,891	$11,032
Commercial real estate:
Commercial real estate	46,872	47,973	94,845	110,227	7,874
Construction	11,771	8,022	19,793	21,478	802
Total commercial real estate loans	58,643	55,995	114,638	131,705	8,676
Residential mortgage	10,082	18,231	28,313	32,664	3,735
Consumer loans:
Home equity	1,010	84	1,094	1,211	82
Total consumer loans	1,010	84	1,094	1,211	82
Total	$73,541	$117,807	$191,348	$225,471	$23,525
The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$30,485	$1,114	$55,814	$1,686	$47,940	$1,463
Commercial real estate:
Commercial real estate	74,256	2,488	110,447	2,946	101,972	2,640
Construction	21,515	547	20,752	252	21,421	270
Total commercial real estate loans	95,771	3,035	131,199	3,198	123,393	2,910
Residential mortgage	26,863	812	29,059	996	31,620	716
Consumer loans:
Home equity	2,214	49	1,191	65	943	14
Total consumer loans	2,214	49	1,191	65	943	14
Total	$155,333	$5,010	$217,263	$5,945	$203,896	$5,103

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
Performing TDRs (not reported as non-accrual loans) totaled $97.7 million and $107.0 million as of December 31, 2014 and 2013, respectively. Non-performing TDRs totaled $19.4 million and $48.4 million as of December 31, 2014 and 2013, respectively.
The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2014 and 2013, respectively.

		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Contracts	Recorded Investment	Recorded Investment
		($ in thousands)
December 31, 2014
Commercial and industrial	12	$12,057	$10,793
Commercial real estate:
Commercial real estate	12	17,817	13,967
Construction	4	6,339	4,731
Total commercial real estate	16	24,156	18,698
Residential mortgage	9	5,662	5,348
Consumer	5	2,051	2,234
Total	42	$43,926	$37,073
December 31, 2013
Commercial and industrial	16	$27,415	$22,718
Commercial real estate:
Commercial real estate	13	13,788	13,818
Construction	8	16,682	18,133
Total commercial real estate	21	30,470	31,951
Residential mortgage	38	8,661	7,681
Consumer	7	500	445
Total	82	$67,046	$62,795

The majority of the TDR concessions within the commercial and industrial loan and commercial real estate loan portfolios made during both 2014 and 2013 involved an extension of the loan term and/or an interest rate reduction. The total TDRs presented in the table above had allocated specific reserves for loan losses that totaled $3.6 million and $7.9 million at December 31, 2014 and 2013, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. Partial loan charge-offs related to loans modified as TDRs presented in the table above totaled $861 thousand and $1.1 million during 2014 and 2013, respectively. Additionally, two commercial loans totaling $6.1 million with one borrower that were modified as TDRs during 2013 were fully charged-off during 2013. There were no full charge-offs resulting from loans modified as TDRs during 2014.

The following table presents non-PCI loans modified as TDRs within the previous 12 months from, and for which there was a payment default (90 or more past due) during year ended December 31, 2014:

	December 31, 2014
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	2	$2,132
Commercial real estate	4	1,397
Total	6	$3,529
Credit quality indicators.  Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass”, “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectable with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed to be Special Mention. Loans rated as “Pass” loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the risk category of loans by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2014 and 2013.

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2014
Commercial and industrial	$1,865,472	$50,453	$44,002	$—	$1,959,927
Commercial real estate	4,903,185	40,232	110,325	—	5,053,742
Construction	455,145	1,923	16,482	2,544	476,094
Total	$7,223,802	$92,608	$170,809	$2,544	$7,489,763
December 31, 2013
Commercial and industrial	$1,689,613	$56,007	$74,501	$15	$1,820,136
Commercial real estate	4,348,642	48,159	125,119	—	4,521,920
Construction	373,480	11,697	15,720	5,980	406,877
Total	$6,411,735	$115,863	$215,340	$5,995	$6,748,933

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2014 and 2013:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2014
Residential mortgage	$2,401,284	$17,760	$2,419,044
Home equity	398,114	2,022	400,136
Automobile	1,144,690	90	1,144,780
Other consumer	298,292	97	298,389
Total	$4,242,380	$19,969	$4,262,349
December 31, 2013
Residential mortgage	$2,465,290	$19,949	$2,485,239
Home equity	409,009	1,866	410,875
Automobile	901,230	169	901,399
Other consumer	214,898	—	214,898
Total	$3,990,427	$21,984	$4,012,411

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2014 and 2013:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2014
Commercial and industrial	$272,027	$19,157	$291,184
Commercial real estate	1,091,784	15,355	1,107,139
Construction	52,802	4,238	57,040
Residential mortgage	153,789	3,539	157,328
Consumer	103,686	5,424	109,110
Total	$1,674,088	$47,713	$1,721,801
December 31, 2013
Commercial and industrial	$185,185	$16,012	$201,197
Commercial real estate	498,184	23,065	521,249
Construction	16,791	5,563	22,354
Residential mortgage	21,381	968	22,349
Consumer	37,980	1,139	39,119
Total	$759,521	$46,747	$806,268
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

The following table summarizes the allowance for credit losses for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$102,153	$106,547
Allowance for covered loans	200	7,070
Total allowance for loan losses	102,353	113,617
Allowance for unfunded letters of credit	1,934	3,495
Total allowance for credit losses	$104,287	$117,112

The following table summarizes the provision for credit losses for the periods indicated:

	2014	2013	2012
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$9,317	$17,171	$25,640
Provision for covered loans	(5,872)	(2,276)	—
Total provision for loan losses	3,445	14,895	25,640
Provision for unfunded letters of credit	(1,561)	1,200	(88)
Total provision for credit losses	$1,884	$16,095	$25,552
The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013, including both covered and non-covered loans:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2014
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off (1)(3)	(12,722)	(9,470)	(1,004)	(3,702)	—	(26,898)
Charged-off loans recovered (2)	6,874	3,110	248	1,957	—	12,189
Net charge-offs	(5,848)	(6,360)	(756)	(1,745)	—	(14,709)
Provision for loan losses	(2,027)	6,857	(1,937)	2,565	(2,013)	3,445
Ending balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
December 31, 2013
Allowance for loan losses:
Beginning balance	$64,370	$44,069	$9,423	$5,542	$6,796	$130,200
Loans charged-off (1)	(19,837)	(10,846)	(4,446)	(5,120)	—	(40,249)
Charged-off loans recovered	4,219	1,745	768	2,039	—	8,771
Net charge-offs	(15,618)	(9,101)	(3,678)	(3,081)	—	(31,478)
Provision for loan losses	2,799	7,375	2,041	1,898	782	14,895
Ending balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617

(1)	Includes covered loans charge-offs totaling $1.5 million and $146 thousand during 2014 and 2013, respectively, primarily in the commercial and industrial loan portfolio.

(2)	Includes covered loan recoveries totaling $462 thousand during 2014. There were no covered loan recoveries during 2013.

(3)
The commercial and industrial loan and commercial real estate loan categories included $4.8 million and $4.0 million of charge-offs, respectively, related to the valuation of non-performing loans transferred to loans held for sale during 2014.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2014 and 2013. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,929	$5,502	$1,629	$465	$—	$12,525
Collectively evaluated for impairment	38,577	37,338	3,434	4,714	5,565	89,628
Loans acquired with discounts related to credit quality	170	—	30	—	—	200
Total	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans:
Individually evaluated for impairment	$28,224	$91,298	$22,340	$3,146	$—	$145,008
Collectively evaluated for impairment	1,931,703	5,438,538	2,396,704	1,840,159	—	11,607,104
Loans acquired with discounts related to credit quality	291,184	1,164,179	157,328	109,110	—	1,721,801
Total	$2,251,111	$6,694,015	$2,576,372	$1,952,415	$—	$13,473,913
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11,032	$8,676	$3,735	$82	$—	$23,525
Collectively evaluated for impairment	40,007	27,235	3,928	4,274	7,578	83,022
Loans acquired with discounts related to credit quality	512	6,432	123	3	—	7,070
Total	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans:
Individually evaluated for impairment	$47,303	$114,638	$28,313	$1,094	$—	$191,348
Collectively evaluated for impairment	1,772,833	4,814,159	2,456,926	1,526,078	—	10,569,996
Loans acquired with discounts related to credit quality	201,197	543,603	22,349	39,119	—	806,268
Total	$2,021,333	$5,472,400	$2,507,588	$1,566,291	$—	$11,567,612

PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2014 and 2013, premises and equipment, net consisted of:

	2014	2013
	(in thousands)
Land	$73,734	$66,620
Buildings	199,960	191,207
Leasehold improvements	74,965	73,328
Furniture and equipment	210,455	197,161
	559,114	528,316
Accumulated depreciation and amortization	(276,117)	(258,178)
Total premises and equipment, net	$282,997	$270,138
Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $19.5 million, $19.7 million, and $18.5 million, respectively.
During the fourth quarter of 2014, we sold a branch located at 62 West 47th Street in Manhattan for a pre-tax gain of approximately $17.8 million and entered into a long-term lease with an unrelated third party for a new location.
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2012	$20,517	$128,451	$174,763	$104,503	$428,234
Balance at December 31, 2013	$20,517	$128,451	$174,763	$104,503	$428,234
Goodwill from business combinations	—	40,471	78,137	29,050	147,658
Balance at December 31, 2014	$20,517	$168,922	$252,900	$133,553	$575,892

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
During 2014, goodwill from business combinations related to the acquisition of 1st United (see Note 2 for further details). There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis during 2013. There was no impairment of goodwill during the years ended December 31, 2014, 2013, and 2012.

The following tables summarize other intangible assets as of December 31, 2014 and 2013:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2014
Loan servicing rights	$72,154	$(51,708)	$(592)	$19,854
Core deposits	46,694	(29,916)	—	16,778
Other	4,591	(2,448)	—	2,143
Total other intangible assets	$123,439	$(84,072)	$(592)	$38,775
December 31, 2013
Loan servicing rights	$71,100	$(45,032)	$(504)	$25,564
Core deposits	35,194	(27,238)	—	7,956
Other	5,878	(3,268)	—	2,610
Total other intangible assets	$112,172	$(75,538)	$(504)	$36,130
Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 18 years. In 2014, Valley recorded $11.5 million in core deposit intangibles resulting from the 1st United Bancorp acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2014, 2013, and 2012.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Loan servicing rights
Balance at beginning of year	$26,068	$19,984	$12,900
Origination of loan servicing rights	1,065	13,265	12,039
Amortization expense	(6,687)	(7,181)	(4,955)
Balance at end of year	$20,446	$26,068	$19,984
Valuation allowance
Balance at beginning of year	$(504)	$(3,046)	$(2,670)
Impairment adjustment	(88)	2,542	(376)
Balance at end of year	$(592)	$(504)	$(3,046)
Balance at end of year, net of valuation allowance	$19,854	$25,564	$16,938
Loan servicing rights are accounted for using the amortization method (see Note 1 for more details).
The Bank is a servicer of residential mortgage and SBA loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $2.3 billion, $2.5 billion, and $1.8 billion at December 31, 2014, 2013, and 2012, respectively. The SBA loans serviced by the Bank for third-party investors totaled $26.9 million, $28.4 million, and $30.4 million at December 31, 2014, 2013 and 2012, respectively. The outstanding balance of all loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including recoveries and net impairment charges on loan servicing rights (reflected in the table above), of $9.9 million, $8.3 million, and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following presents the estimated amortization expense of other intangible assets over the next five-year period:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2015	$5,347	$3,645	$434
2016	4,144	2,909	233
2017	3,234	2,354	220
2018	2,458	1,975	193
2019	1,795	1,679	181
DEPOSITS (Note 9)
Included in time deposits at December 31, 2014 and 2013 are certificates of deposit over $100 thousand of $1.4 billion and $1.0 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $5.9 million, $7.9 million, and $8.2 million in 2014, 2013, and 2012, respectively.

The scheduled maturities of time deposits as of December 31, 2014 are as follows:

Year	Amount
(in thousands)
2015	$1,434,546
2016	721,490
2017	285,196
2018	70,809
2019	73,750
Thereafter	156,677
Total time deposits	$2,742,468
Deposits from certain directors, executive officers and their affiliates totaled $57.7 million and $62.9 million at December 31, 2014 and 2013, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Securities sold under agreements to repurchase	$146,781	$231,455
Federal funds purchased	—	50,000
Total short-term borrowings	$146,781	$281,455
The weighted average interest rate for short-term borrowings was 0.28 percent at both December 31, 2014 and 2013.
Long-Term Borrowings
Long-term borrowings at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
FHLB advances	$1,832,166	$1,982,268
Securities sold under agreements to repurchase	462,500	587,500
Subordinated debt	231,308	221,757
Other	434	781
Total long-term borrowings	$2,526,408	$2,792,306

In late December 2014, Valley prepaid $150 million and $125 million of the long-term FHLB advances and securities sold under the agreement to repurchase, respectively. These borrowings had a combined weighted average interest rate of 4.52 percent and contractual maturity dates in November 2015. The debt extinguishment resulted in a loss, consisting of prepayment penalties, totaling approximately $10.1 million for the year ended December 31, 2014.
FHLB Advances. The long-term FHLB advances had a weighted average interest rate of 3.83 percent and 3.89 percent at December 31, 2014 and 2013, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. The pledged assets to the FHLB also collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits held at the Bank. Interest expense recorded on FHLB advances totaled $78.2 million, $78.4 million, and $79.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The long-term FHLB advances at December 31, 2014 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2015	$25,102
2016	182,100
2017	584,969
2018	404,995
2019	—
Thereafter	635,000
Total long-term FHLB advances	$1,832,166
The long-term advances with scheduled repayments in years after 2016, reported in the table above, include $810 million in advances which are callable for early redemption by the FHLB during 2015 with interest rates ranging from 2.27 percent to 4.09 percent.
The long-term borrowings for securities sold under agreements to repurchase at December 31, 2014 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2016	$92,500
2017	220,000
2018	100,000
2019	50,000
Total long-term securities sold under agreements to repurchase	$462,500
Subordinated Debt. In 2005, the Bank issued $100.0 million of 5.0 percent subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0 percent on January 15 and July 15 of each year. On September 27, 2013, Valley issued $125.0 million of its 5.125 percent subordinated debentures (notes) due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes (see Note 14 to the consolidated financial statements for further details on this derivative transaction). The hedged subordinated notes had a net carrying value of $131.3 million and $121.8 million at December 31, 2014 and 2013, respectively. Total interest expense on subordinated notes (including the changes in interest expense related to the interest rate swap) totaled $8.5 million, $5.9 million and $5.0 million at December 31, 2014, 2014, 2013 and 2012, respectively.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.3 billion at both December 31, 2014 and 2013.

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
On July 26, 2013, Valley redeemed $15.4 million of the contractual principal amount of the 7.75 percent junior subordinated debentures carried at fair value option, and related trust preferred securities issued by VNB Capital Trust I. On October 25, 2013, Valley redeemed all its remaining junior subordinated debentures issued to VNB Capital Trust I with an aggregate contractual principal balance of 131.3 million, and all of its trust preferred securities, as well as all of the outstanding common securities of the Capital Trust.
The junior subordinated debentures issued to VNB Capital Trust I were measured at fair value under the fair value option, with changes in fair value recognized as charges or credits to current earnings. Net trading gains included non-cash credits of $881 thousand and $2.6 million for the years ended December 31, 2013 and 2012, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.
The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2014:

	December 31, 2014
	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$24,914	$8,524	$7,814
Contractual principal balance	$24,743	$10,310	$10,310
Annual interest rate (2)	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009
Trust Preferred Securities:
Face value	$24,000	$10,000	$10,000
Annual distribution rate (2)	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003
Distribution dates (3)	Quarterly	Quarterly	Quarterly

(1)
The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $171 thousand, and the carrying values for State Bancorp Capital Trust I and State Bancorp Capital Trust II include purchase accounting discounts of $1.8 million and $2.5 million, respectively.

(2)
Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate for all of the junior subordinated debentures and related trust preferred securities excludes the effect of the purchase accounting adjustments.

(3)	All cash distributions are cumulative.
The junior subordinated debentures issued to GCB Capital Trust III, State Bancorp Capital Trust I and State Bancorp Capital Trust II had total carrying values of $25.0 million, $8.4 million and $7.7 million, respectively, and total contractual principal balances of $24.7 million, $10.3 million and $10.3 million, respectively, at December 31, 2013. The trust preferred securities issued by GCB Capital Trust III, and State Bancorp Capital Trust I and State Bancorp Capital Trust II had total face values of $24.0 million, $10.0 million and $10.0 million, respectively, at December 31, 2013.

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
The trust preferred securities are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at December 31, 2014. However, based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts (currently allowable under the Dodd-Frank Act) is 75 percent disallowed as of January 1, 2015 and will be fully phased out of Tier 1 capital on January 1, 2016.
BENEFIT PLANS (Note 12)
Pension Plan
The Bank has a non-contributory defined benefit plan (qualified plan) covering most of its employees. The qualified plan benefits are based upon years of credited service and the employee’s highest average compensation as defined. Additionally, the Bank has a supplemental non-qualified, non-funded retirement plan, which is designed to supplement the pension plan for key officers, and Valley has a non-qualified, non-funded directors’ retirement plan (both of these plans are referred to as the “non-qualified plans” below).
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

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$145,034	$161,065
Service cost	—	7,104
Interest cost	6,897	6,645
Plan amendments	—	119
Actuarial loss (gain)	28,749	(13,003)
Curtailments	—	(12,981)
Benefits paid	(4,341)	(3,915)
Projected benefit obligation at end of year	$176,339	$145,034
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$184,910	$138,857
Actual return on plan assets	13,813	24,723
Employer contributions	264	25,245
Benefits paid	(4,341)	(3,915)
Fair value of plan assets at end of year*	$194,646	$184,910

Funded status of the plan	$18,307	$39,876
Asset recognized	18,307	39,876
Accumulated benefit obligation	176,339	145,034

*    Includes accrued interest receivable of $652 thousand and $704 thousand as of December 31, 2014 and 2013, respectively.
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $821 thousand of the net actuarial loss reported in the following table as of December 31, 2014 as a component of net periodic pension expense during 2015.

	2014	2013
	(in thousands)
Net actuarial loss	$43,091	$15,415
Deferred tax benefit	(18,031)	(6,430)
Total	$25,060	$8,985
The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2014	2013
	(in thousands)
Projected benefit obligation	$18,118	$15,390
Accumulated benefit obligation	18,118	15,390
Fair value of plan assets	—	—
In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2014 and 2013 were as follows:

	2014	2013
Discount rate	4.02%	4.89%
Future compensation increase rate	—	2.75

The net periodic pension expense for the qualified and non-qualified plans included the following components for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(in thousands)
Service cost	$—	$7,104	$7,338
Interest cost	6,897	6,645	6,516
Expected return on plan assets	(12,967)	(12,015)	(8,937)
Amortization of prior service cost	—	898	873
Amortization of net loss	226	1,970	2,401
Recognized loss due to curtailment	—	750	—
Total net periodic pension expense	$(5,844)	$5,352	$8,191
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income or loss for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Net loss (gain)	$27,902	$(37,955)
Prior service cost	—	119
Recognized prior service cost	—	(2,386)
Amortization of actuarial loss	(226)	(1,970)
Total recognized in other comprehensive income	$27,676	$(42,192)
Total recognized in net periodic pension expense and other comprehensive income (before tax)	$21,833	$(36,840)
The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2015	$7,116
2016	7,337
2017	7,532
2018	7,792
2019	8,160
2020 to 2024	45,680
The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Discount rate*	4.89%	4.26/4.87%	4.87%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	2.75%	2.75%

*	The discount rate for 2013 increased from 4.26 percent to 4.87 percent due to the plans’ freeze and remeasurement at June 30, 2013.
The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term.
In accordance with Section 402 (c) of ERISA, the qualified plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with the Bank’s Pension Committee’s policy and guidelines. The target asset allocation set for the qualified plan are equity securities ranging from 25 percent to 65 percent and fixed income securities ranging from 35 percent to 75 percent. The absolute investment objective for the equity portion is to earn at least 7 percent cumulative annual real return, after adjustment by the Consumer Price Index (CPI), over rolling five- periods, while the relative objective is to earn returns above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a 3 percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of earning returns above the Merrill Lynch Intermediate Government/Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan.
The exposure of the plan assets of the qualified plan to a concentration of credit risk is limited by the Bank’s Pension Committee’s diversification of the investments into various investment options with multiple asset managers. The Pension Committee engages an investment management advisory firm that regularly monitors the performance of the asset managers and ensures they are within compliance of the policies adopted by the Trustees. If the risk profile and overall return of assets managed are not in line with the risk objectives or expected return benchmarks for the qualified plan, the advisory firm may recommend the termination of an asset manager to the Pension Committee.
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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	41%	$80,174	$80,174	$—	$—
Corporate bonds	22	42,750	—	42,750	—
Mutual funds	18	35,709	35,709	—	—
U.S. Treasury securities	11	21,604	21,604	—	—
Cash and money market funds	7	12,895	12,895	—	—
U.S. government agency securities	1	862	—	862	—
Total investments	100%	$193,994	$150,382	$43,612	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	42%	$77,565	$77,565	$—	$—
Corporate bonds	23	41,863	—	41,863	—
Mutual funds	18	33,690	33,690	—	—
U.S. Treasury securities	10	19,057	19,057	—	—
Cash and money market funds	5	9,939	9,939	—	—
U.S. government agency securities	1	1,896	—	1,896	—
Trust preferred securities	1	196	196	—	—
Total investments	100%	$184,206	$140,447	$43,759	$—
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
Other Non-Qualified Plans
Valley maintains other non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2014 and 2013, the remaining obligations under these plans were $4.1 million and $5.0 million, respectively, of which $2.1 million and $2.7 million, respectively, were funded by Valley. As of December 31, 2014 and 2013, the entire obligations were included in other liabilities and $1.2 million (net of an $882 thousand tax benefit) and $1.3 million (net of a $965 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.2 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $6.8 million, $6.0 million, and $7.4 million during 2014, 2013 and 2012, respectively.
Savings and Investment Plan
Valley National Bank maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s investment elections. The Bank recorded $6.0 million, $2.6 million, and $2.7 million in expense for contributions to the plan for the years ended December 31, 2014, 2013, and 2012, respectively.
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

Under the Employee Stock Incentive Plan, as amended, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of stock appreciation rights, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units. As of December 31, 2014, 3.5 million shares of common stock were available for issuance under the Employee Stock Incentive Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based restricted stock awards with a market condition. The grant date fair value of performance-based restricted stock that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model. The maximum term to exercise an incentive stock option is ten years from the date of grant and is subject to a vesting schedule.
Valley recorded stock-based compensation expense for restricted stock awards and incentive stock options of $7.5 million, $6.0 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The stock-based compensation expense for 2014, 2013 and 2012 included $3.9 million, $2.7 million and $2.5 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2014, the unrecognized amortization expense for all stock-based compensation totaled approximately $15.2 million and will be recognized over an average remaining vesting period of approximately 5 years.
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the Employee Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2014, 2013 and 2012:

	Restricted Stock Awards Outstanding
	2014	2013	2012
Outstanding at beginning of year	1,709,312	1,492,060	316,488
Granted	1,488,960	479,541	1,423,152
Vested	(524,663)	(217,305)	(192,870)
Forfeited	(98,993)	(44,984)	(54,710)
Outstanding at end of year	2,574,616	1,709,312	1,492,060
The amount of compensation costs related to restricted stock awards included in salary expense amounted to $7.5 million, $6.0 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Included in the $1.5 million restricted shares granted (in the table above) during 2014, 240 thousand shares were performance-based awards made to certain executive officers and 1.3 million shares were time-based awards to both executive officers and key employees of Valley. The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group 25 percent of performance shares). A portion of the performance-based awards vest after three years based on the cumulative performance of Valley during that time period with an opportunity for earlier vesting of a portion of the shares based on growth in tangible book value performance as specified in the agreement. The restrictions on nonperformance based awards will continue to lapse at the rate of one-third of the total award per year commencing with the first anniversary of the date of grant. The average grant date fair value of non-performance and performance-based restricted stock awarded during the year ended December 31, 2014 was $9.86 and $9.10 per share, respectively.
The Director Restricted Stock Plan provides the non-employee members of the Board of Directors with the opportunity to forgo some or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. On January 29, 2014, the Director Restricted Stock Plan was amended to provide that no additional fees may be exchanged for Valley’s restricted stock effective April 1, 2014. The Director Restricted Stock Plan will terminate after the restricted stock remaining under the plan as of April 1, 2014 vests and is delivered, or is forfeited pursuant to such plan.

The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2014, 2013 and 2012:

	Restricted Stock Awards Outstanding
	2014	2013	2012
Outstanding at beginning of year	121,792	117,147	106,544
Granted	—	26,828	28,902
Vested	(23,706)	(21,963)	(18,299)
Forfeited	—	(220)	—
Outstanding at end of year	98,086	121,792	117,147
Stock Options.  The fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The fair values are estimated using assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds, in effect on the actual grant dates, with a remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience. There were no stock options granted in 2014, 2013 and 2012.
Summary of stock options activity as of December 31, 2014, 2013 and 2012 and changes during the years ended on those dates is presented below:

	2014		2013		2012
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,322,593	$17	2,860,081	$17	3,000,406	$17
Assumed in acquisition*	—	—	—	—	356,490	17
Exercised	—	—	—	—	(1,019)	12
Forfeited or expired	(494,002)	19	(537,488)	19	(495,796)	16
Outstanding at end of year	1,828,591	17	2,322,593	17	2,860,081	17
Exercisable at year-end	1,828,591	17	2,320,696	17	2,756,007	18

*    Stock options acquired in connection with the State Bancorp acquisition.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$10-14	148,527	5.8	$12
14-15	459,267	3.2	15
15-17	180,734	1.9	17
17-18	495,785	0.9	18
18-21	544,278	1.7	19
	1,828,591	2.2	17
The aggregate intrinsic value of options outstanding and exercisable was immaterial at December 31, 2014.

INCOME TAXES (Note 13)
Income tax expense for the years ended December 31, 2014, 2013, and 2012 consisted of the following:

	2014	2013	2012
	(in thousands)
Current expense (benefit):
Federal	$25,156	$13,203	$35,684
State	(5,549)	3,447	2,666
	19,607	16,650	38,350
Deferred expense:
Federal and State	11,455	30,329	28,398
Total income tax expense	$31,062	$46,979	$66,748
The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$42,574	$48,042
Depreciation	15,082	13,327
Employee benefits	17,893	14,325
Investment securities, including other-than-temporary impairment losses	15,972	24,735
Net operating loss carryforwards	39,462	53,926
Purchase accounting	31,327	6,863
Other	18,138	21,063
Total deferred tax assets	180,448	182,281
Deferred tax liabilities:
Pension plans	13,081	21,774
Other investments	14,662	11,096
Other	21,127	17,811
Total deferred tax liabilities	48,870	50,681
Net deferred tax asset (included in other assets)	$131,578	$131,600
Valley's federal net operating loss carryforwards totaled approximately $9 million and expire during the period from 2029 through 2030 and state net operating loss carryforwards totaled approximately $835 million at December 31, 2014 and expire during the period from 2015 through 2034. Valley also has federal alternative minimum tax credit carryforwards of approximately $610 thousand at December 31, 2014, which are available to reduce future federal regular income taxes, over an indefinite period.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(in thousands)
Federal income tax at expected statutory rate	$51,532	$62,629	$73,631
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(4,406)	(4,876)	(4,478)
Bank owned life insurance	(2,237)	(2,087)	(2,399)
State income tax expense, net of federal tax effect	12,866	9,904	8,204
Tax credits	(20,555)	(17,408)	(10,070)
Reduction in reserve for uncertainties	(6,971)	(1,821)	(1,105)
Other, net	833	638	2,965
Income tax expense	$31,062	$46,979	$66,748
A reconciliation of Valley’s gross unrecognized tax benefits for 2014, 2013, and 2012 are presented in the table below:

	2014	2013	2012
	(in thousands)
Beginning balance	$30,713	$31,052	$33,000
Additions based on tax positions related to prior years	1,408	1,482	4,195
Settlements with taxing authorities	(9,050)	(1,216)	(5,038)
Reductions due to expiration of statute of limitations	(4,424)	(605)	(1,105)
Ending balance	$18,647	$30,713	$31,052
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $16 million within the next twelve months.
Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $4.5 million and $5.2 million of interest associated with Valley’s uncertain tax positions at December 31, 2014 and 2013, respectively.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Valley is also currently under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next twelve months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2014.

COMMITMENTS AND CONTINGENCIES (Note 14)
Lease Commitments
Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

		Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2015	$24,133	$2,806	$21,327
2016	24,676	2,720	21,956
2017	23,946	2,590	21,356
2018	24,022	2,225	21,797
2019	23,479	2,089	21,390
Thereafter	303,764	10,554	293,210
Total lease commitments	$424,020	$22,984	$401,036
Net occupancy expense for years ended December 31, 2014, 2013, and 2012 included net rental expense of approximately $21.2 million, $19.9 million, and $23.8 million, respectively, net of rental income of $3.1 million, $3.3 million, and $2.5 million, respectively, for leased bank facilities.
In December 2013, Valley terminated a 20 year branch operating lease related to a building sale-leaseback transaction entered into during 2007. As a result of the lease termination, Valley recognized a gain of $11.3 million within the net gains on sales of assets category of other non-interest income for the year ended December 31, 2013. The $11.3 million gain represented the outstanding deferred gain on the original building sale that would have been amortized to income over the remaining lease term. The negotiated lease termination penalty recognized in 2013 was immaterial.
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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Commitments under commercial loans and lines of credit	$2,290,048	$1,958,955
Home equity and other revolving lines of credit	749,716	669,447
Outstanding commercial mortgage loan commitments	429,474	382,939
Standby letters of credit	194,562	224,002
Outstanding residential mortgage loan commitments	79,849	43,618
Commitments under unused lines of credit—credit card	54,128	57,017
Commercial letters of credit	5,618	8,016
Commitments to sell loans	27,932	25,796
Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York, Pennsylvania and Florida.
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
At December 31, 2014, Valley had the following cash flow hedge derivatives:

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
At December 31, 2014, Valley had the following cash flow hedge derivatives:

•	One interest rate swap with a notional amount of approximately $8.4 million used to hedge the change in the fair value of a commercial loan.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2014			December 31, 2013
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$2,229	$19,302	$1,007,000	$9,883	$10,925	$1,007,000
Fair value hedge interest rate swaps	6,257	1,482	133,406	99	4,691	184,591
Total derivatives designated as hedging instruments	$8,486	$20,784	$1,140,406	$9,982	$15,616	$1,191,591
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$12,464	$12,455	$378,849	$4,823	$4,823	$259,832
Mortgage banking derivatives	37	91	40,857	317	147	46,784
Total derivatives not designated as hedging instruments	$12,501	$12,546	$419,706	$5,140	$4,970	$306,616

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2014	2013	2012
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(6,663)	$(6,898)	$(6,478)
Amount of (loss) gain recognized in other comprehensive income (loss)	(20,910)	4,255	(5,774)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2014, 2013 and 2012. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss was $14.5 million and $6.3 million at December 31, 2014 and 2013, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $6.4 million will be reclassified as an increase to interest expense in 2015.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2014	2013	2012
	(in thousands)
Derivative—interest rate swaps:
Interest income	$(13)	$728	$(57)
Interest expense	9,380	(3,774)	(200)
Hedged item—loans, deposits and long-term borrowings:
Interest income	$13	$(728)	$57
Interest expense	(9,449)	3,805	220
During the years ended December 31, 2014, 2013 and 2012, the amounts recognized in non-interest expense related to the ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $100 thousand, $584 thousand, and $561 thousand for the years ended December 31, 2014, 2013 and 2012, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.

Net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2014	2013	2012
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(214)	$128	$253
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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2014, Valley was in compliance with all of the provisions of its derivative counterparty agreements.
As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.5 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At December 31, 2014, Valley had $31.7 million in collateral posted with its counterparties.
Litigation
In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations, and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims.

BALANCE SHEET OFFSETTING (Note 15)
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2014 and 2013.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
December 31, 2014
Assets:
Interest rate caps and swaps	$20,950	$—	$20,950	$(8,504)	$—		$12,446
Liabilities:
Interest rate caps and swaps	$33,239	$—	$33,239	$(8,504)	$24,735		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$428,239	$—	$428,239	$(8,504)	$(370,265)		$—
December 31, 2013
Assets:
Interest rate caps and swaps	$14,805	$—	$14,805	$(8,284)	$—		$6,521
Liabilities:
Interest rate caps and swaps	$20,439	$—	$20,439	$(8,284)	$(12,155)		$—
Repurchase agreements	520,000	—	520,000	—	(520,000)	*	—
Total	$540,439	$—	$540,439	$(8,284)	$(532,155)		$—

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
Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2014, Valley exceeded all capital adequacy requirements to which it was subject.
At December 31, 2014, all of Valley National Bank’s ratios were above the minimum levels required to be considered “well capitalized,” under the regulatory framework for prompt corrective action, which require Tier 1 capital to risk-weighted assets of at least 6 percent, Total risk-based capital to risk-weighted assets of 10 percent and a minimum Tier 1 leverage ratio of 5 percent.

To be categorized as well capitalized under the capital adequacy guidelines set by the federal regulators, Valley and Valley National Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.
On July 2, 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by Valley and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rule became effective January 1, 2015, subject to a transition period.
The actual capital positions and ratios for Valley and Valley National Bank as of December 31, 2014 and 2013 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2014
Total Risk-based Capital
Valley	$1,547,753	11.4%	$1,084,479	8.0%	N/A	N/A%
Valley National Bank	1,481,184	10.9	1,083,516	8.0	1,354,395	10.0
Tier 1 Risk-based Capital
Valley	1,318,466	9.7	542,240	4.0	N/A	N/A
Valley National Bank	1,376,897	10.2	541,758	4.0	813,637	6.0
Tier 1 Leverage Capital
Valley	1,318,466	7.5	707,082	4.0	N/A	N/A
Valley National Bank	1,376,897	7.8	706,992	4.0	883,740	5.0
As of December 31, 2013
Total Risk-based Capital
Valley	$1,403,836	11.9%	$946,448	8.0%	N/A	N/A%
Valley National Bank	1,376,695	11.6	945,854	8.0	1,182,317	10.0
Tier 1 Risk-based Capital
Valley	1,141,526	9.7	473,224	4.0	N/A	N/A
Valley National Bank	1,239,510	10.5	472,927	4.0	709,390	6.0
Tier 1 Leverage Capital
Valley	1,141,526	7.3	628,256	4.0	N/A	N/A
Valley National Bank	1,239,510	7.9	627,333	4.0	784,167	5.0
Based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by Valley’s capital trusts (currently allowable under the Dodd-Frank Act) are 75 percent disallowed as of January 1, 2015 and will be fully phased out of Tier 1 capital on January 1, 2016. Valley’s Tier 1 capital position included $44.0 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2014 and 2013.
COMMON STOCK (Note 17)
Dividend Reinvestment Plan.  Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (DRIP). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2014, 2013 and 2012, 499 thousand, 775 thousand, and 721 thousand of common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $5.0 million, $7.6 million and $8.0 million, respectively.
Common Stock Warrants.  On January 1, 2012, Valley assumed in the acquisition of State Bancorp, a warrant issued by State Bancorp (in connection with its redeemed preferred stock issuance) to the U.S. Treasury in December 2008. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. Valley has not negotiated the possible redemption of the warrant with the U.S. Treasury. However, the Treasury may request that we make an offer to redeem the warrant in the future, or request that warrant shares be individually sold at public auction. The entire warrant remained outstanding and unexercised at December 31, 2014.
In July 2008, Valley issued approximately 918 thousand warrants as part of the purchase price for the acquisition of Greater Community Bancorp. Each warrant is entitled to purchase approximately $1.2155 Valley common shares at $15.64 per share and is exercisable through the expiration date of June 30, 2015. The Valley warrants are considered equity instruments and are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW”. All of the warrants remained outstanding and unexercised at December 31, 2014.
In connection with the issuance of senior preferred shares in 2008, Valley issued to the U.S. Treasury a ten year warrant to purchase up to approximately $2.5 million Valley common shares. During 2010, the U.S. Treasury sold the warrants through a public auction, in which Valley did not receive any of the proceeds. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Each warrant entitles the holder to purchase approximately 1.103 Valley common shares at $16.12 per share and is exercisable through the expiration date of November 14, 2018.
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to $4.7 million common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2014, 2013 and 2012.
Other Stock Repurchases. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the years ended December 31, 2014, 2013 and 2012, Valley purchased approximately 174 thousand, 78 thousand, and 55 thousand shares, respectively, of its outstanding common stock at an average price of $9.96, $9.91 and $9.41, respectively, for such purpose.

OTHER COMPREHENSIVE INCOME (Note 18)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012. Components of other comprehensive income (loss) include changes in net unrealized gains (losses) on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for unfunded portion of various employee, officer and director pension plans.

	2014			2013			2012
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains (losses) on available for sale (AFS) securities
Net gains (losses) arising during the period	$33,329	$(13,931)	$19,398	$(22,679)	$9,440	$(13,239)	$9,993	$(4,311)	$5,682
Less reclassification adjustment for net gains included in net income	(745)	312	(433)	(14,678)	6,156	(8,522)	(2,587)	1,042	(1,545)
Net change	32,584	(13,619)	18,965	(37,357)	15,596	(21,761)	7,406	(3,269)	4,137
Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	2,299	(965)	1,334	6,266	(2,629)	3,637	15,032	(5,090)	9,942
Less reclassification adjustment for credit impairment losses included in net income	(661)	278	(383)	(461)	193	(268)	4,220	(1,771)	2,449
Net change	1,638	(687)	951	5,805	(2,436)	3,369	19,252	(6,861)	12,391
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(20,910)	8,763	(12,147)	4,255	(1,855)	2,400	(5,773)	2,422	(3,351)
Less reclassification adjustment for net losses included in net income	6,663	(2,777)	3,886	6,898	(2,893)	4,005	6,478	(2,718)	3,760
Net change	(14,247)	5,986	(8,261)	11,153	(4,748)	6,405	705	(296)	409
Defined benefit pension plan
Net (losses) gains arising during the period	(27,902)	11,695	(16,207)	37,204	(15,627)	21,577	(11,747)	4,908	(6,839)
Amortization of prior service cost	305	(128)	177	2,440	(986)	1,454	105	(67)	38
Amortization of net loss	226	(94)	132	1,970	(825)	1,145	2,401	(1,005)	1,396
Recognition of loss due to curtailment	—	—	—	750	(282)	468	—	—	—
Net change	(27,371)	11,473	(15,898)	42,364	(17,720)	24,644	(9,241)	3,836	(5,405)
Total other comprehensive income (loss)	$(7,396)	$3,153	$(4,243)	$21,965	$(9,308)	$12,657	$18,122	$(6,590)	$11,532

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2014, 2013, and 2012:

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2011	$(3,231)	$(16,566)	$(13,085)	$(29,559)	$(62,441)
Other comprehensive income (loss) before reclassifications	5,682	9,942	(3,351)	(6,839)	5,434
Amounts reclassified from other comprehensive income (loss)	(1,545)	2,449	3,760	1,434	6,098
Other comprehensive income (loss), net	4,137	12,391	409	(5,405)	11,532
Balance-December 31, 2012	906	(4,175)	(12,676)	(34,964)	(50,909)
Other comprehensive income (loss) before reclassifications	(13,239)	3,637	2,400	21,577	14,375
Amounts reclassified from other comprehensive income (loss)	(8,522)	(268)	4,005	3,067	(1,718)
Other comprehensive income (loss), net	(21,761)	3,369	6,405	24,644	12,657
Balance-December 31, 2013	(20,855)	(806)	(6,271)	(10,320)	(38,252)
Other comprehensive income (loss) before reclassifications	19,398	1,334	(12,147)	(16,207)	(7,622)
Amounts reclassified from other comprehensive income (loss)	(433)	(383)	3,886	309	3,379
Other comprehensive income (loss), net	18,965	951	(8,261)	(15,898)	(4,243)
Balance-December 31, 2014	$(1,890)	$145	$(14,532)	$(26,218)	$(42,495)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the years ended December 31, 2014 and 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss	2014	2013	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$745	14,678	Gains on securities transactions, net
Tax effect	(312)	(6,156)
Total net of tax	433	8,522
Non-credit impairment losses on AFS securities before tax:
Accretion of credit impairment loss due to an increase in expected cash flows	661	461	Interest and dividends on investment securities (taxable)
Tax effect	(278)	(193)
Total net of tax	383	268
Unrealized losses on derivatives (cash flow hedges) before tax	(6,663)	(6,898)	Interest expense
Tax effect	2,777	2,893
Total net of tax	(3,886)	(4,005)
Defined benefit pension plan:
Amortization of prior service cost	(305)	(2,440)	*
Amortization of net actuarial loss	(226)	(1,970)	*
Recognition of loss due to curtailment	—	(750)
Total before tax	(531)	(5,160)
Tax effect	222	2,093
Total net of tax	(309)	(3,067)
Total reclassifications, net of tax	$(3,379)	$1,718

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for details.

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 19)

	Quarters Ended 2014
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$153,038	$157,164	$155,459	$170,942
Interest expense	39,014	39,745	40,791	42,296
Net interest income	114,024	117,419	114,668	128,646
Provision for credit losses	3,998	(5,671)	(423)	3,980
Non-interest income:
(Losses) gains on securities transactions, net	(8)	7	103	643
Trading (losses) gains, net	(9)	(34)	(35)	47
Gains (losses) on sales of loans, net	913	679	(95)	234
(Losses) gains on sales of assets, net	(148)	276	83	17,876
Other non-interest income	19,990	11,606	14,725	10,763
Non-interest expense:
Loss on extinguishment of debt	—	—	—	10,132
Amortization of tax credit investments	3,716	5,802	4,630	10,048
Other non-interest expense	92,383	88,551	86,906	101,087
Income before income taxes	34,665	41,271	38,336	32,962
Income tax expense	830	11,751	10,654	7,827
Net income	33,835	29,520	27,682	25,135
Earnings per common share:
Basic	$0.17	$0.15	$0.14	$0.11
Diluted	0.17	0.15	$0.14	0.11
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Average common shares outstanding:
Basic	200,128,384	200,472,592	200,614,091	221,471,635
Diluted	200,128,384	200,472,592	200,614,091	221,471,635

	Quarters Ended 2013
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$153,033	$152,370	$153,779	$156,915
Interest expense	42,997	42,483	42,110	40,787
Net interest income	110,036	109,887	111,669	116,128
Provision for credit losses	1,769	2,552	5,334	6,440
Non-interest income:
Gains on securities transactions, net	3,958	41	9	10,670
Trading (losses) gains, net	(2,202)	(270)	2,231	1,150
Gains on sales of loans, net	15,060	14,366	2,729	1,540
(Losses) gain on sale of assets	(268)	678	(1,010)	11,547
Other non-interest income	14,748	18,079	18,431	17,166
Non-interest expense:
Amortization of tax credit investments	1,783	2,628	2,027	7,914
Other non-interest expense	93,656	92,718	92,434	88,178
Income before income taxes	44,124	44,883	34,264	55,669
Income tax expense	12,814	10,961	7,143	16,061
Net income	31,310	33,922	27,121	39,608
Earnings per common share:
Basic	$0.16	$0.17	$0.14	$0.20
Diluted	0.16	0.17	0.14	0.20
Cash dividends declared per common share	0.16	0.16	0.16	0.11
Average common shares outstanding:
Basic	198,924,995	199,244,243	199,445,874	199,613,524
Diluted	198,924,995	199,244,243	199,445,874	199,613,524

PARENT COMPANY INFORMATION (Note 20)
Condensed Statements of Financial Condition

	December 31,
	2014	2013
	(in thousands)
Assets
Cash	$78,163	$33,592
Interest bearing deposits with banks	135	135
Investment securities available for sale	833	4,373
Investment in subsidiaries	1,968,736	1,682,093
Other assets	18,086	13,741
Total assets	$2,065,953	$1,733,934
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$25,512	$21,957
Long-term borrowings	131,308	121,757
Junior subordinated debentures issued to capital trusts	41,252	41,089
Accrued expenses and other liabilities	4,864	8,091
Shareholders’ equity	1,863,017	1,541,040
Total liabilities and shareholders’ equity	$2,065,953	$1,733,934
Condensed Statements of Income

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Income
Dividends from subsidiary	$110,000	$120,000	$145,000
Income from subsidiary	—	6	53
Gains on securities transactions, net	—	14	—
Trading gains, net	—	881	2,574
Other interest and dividends	436	576	922
Total Income	110,436	121,477	148,549
Total Expenses	11,172	16,140	17,040
Income before income tax benefit and equity in undistributed earnings of subsidiary	99,264	105,337	131,509
Income tax benefit	(3,245)	(5,130)	(4,737)
Income before equity in undistributed earnings of subsidiary	102,509	110,467	136,246
Equity in undistributed earnings of subsidiary	13,663	21,494	7,381
Net Income	$116,172	$131,961	$143,627

Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net Income	$116,172	$131,961	$143,627
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(13,663)	(21,494)	(7,381)
Depreciation and amortization	18	27	30
Stock-based compensation	7,489	6,055	4,816
Net amortization of premiums and accretion of discounts on securities	163	162	162
Gains on securities transactions, net	—	(14)	—
Net change in:
Fair value of borrowings carried at fair value	—	(881)	(2,574)
Other assets	7,947	(4,210)	2,977
Accrued expenses and other liabilities	(3,166)	1,124	(1,387)
Net cash provided by operating activities	114,960	112,730	140,270
Cash flows from investing activities:
Investment securities available for sale:
Sales	46	643	—
Purchases	(500)	—	—
Maturities, calls and principal repayments	—	—	1,000
Cash and cash equivalents acquired in acquisitions	14,776	—	3,934
Net cash provided by investing activities	14,322	643	4,934
Cash flows from financing activities:
Issuance of long-term borrowings	—	125,000	—
Redemption of junior subordinated debentures	—	(142,313)	(10,000)
Dividends paid to common shareholders	(88,119)	(129,271)	(125,870)
Common stock issued, net	3,408	7,071	7,805
Net cash used in financing activities	(84,711)	(139,513)	(128,065)
Net change in cash and cash equivalents	44,571	(26,140)	17,139
Cash and cash equivalents at beginning of year	33,727	59,867	42,728
Cash and cash equivalents at end of year	$78,298	$33,727	$59,867
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

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,122,468	$7,959,215	$2,959,100	$—	$15,040,783

Interest income	$154,078	$399,192	$91,689	$(8,356)	$636,603
Interest expense	41,343	79,820	29,676	11,007	161,846
Net interest income (loss)	112,735	319,372	62,013	(19,363)	474,757
Provision for credit losses	438	1,446	—	—	1,884
Net interest income (loss) after provision for credit losses	112,297	317,926	62,013	(19,363)	472,873
Non-interest income	40,611	(19,624)	6,392	50,237	77,616
Non-interest expense	59,051	58,142	1,369	284,693	403,255
Internal expense transfer	65,477	126,465	47,060	(239,002)	—
Income (loss) before income taxes	$28,380	$113,695	$19,976	$(14,817)	$147,234
Return on average interest earning assets (pre-tax)	0.69%	1.43%	0.68%	N/A	0.98%

	Year Ended December 31, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,915,395	$7,272,573	$3,054,234	$—	$14,242,202

Interest income	$157,482	$380,369	$86,564	$(8,318)	$616,097
Interest expense	41,556	77,187	32,416	17,218	168,377
Net interest income (loss)	115,926	303,182	54,148	(25,536)	447,720
Provision for credit losses	2,094	14,001	—	—	16,095
Net interest income (loss) after provision for credit losses	113,832	289,181	54,148	(25,536)	431,625
Non-interest income	75,028	(7,219)	5,962	54,882	128,653
Non-interest expense	77,231	57,096	1,355	245,656	381,338
Internal expense transfer	64,142	118,546	50,011	(232,699)	—
Income before income taxes	$47,487	$106,320	$8,744	$16,389	$178,940
Return on average interest earning assets (pre-tax)	1.21%	1.46%	0.29%	N/A	1.26%

	Year Ended December 31, 2012
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,941,374	$7,296,895	$2,871,459	$—	$14,109,728

Interest income	$174,978	$407,288	$96,582	$(7,655)	$671,193
Interest expense	45,499	84,234	33,148	18,431	181,312
Net interest income (loss)	129,479	323,054	63,434	(26,086)	489,881
Provision for credit losses	4,969	20,583	—	—	25,552
Net interest income (loss) after provision for credit losses	124,510	302,471	63,434	(26,086)	464,329
Non-interest income	83,765	(1,701)	6,817	32,065	120,946
Non-interest expense	69,281	54,963	1,219	249,437	374,900
Internal expense transfer	65,561	120,993	47,749	(234,303)	—
Income (loss) before income taxes	$73,433	$124,814	$21,283	$(9,155)	$210,375
Return on average interest earning assets (pre-tax)	1.86%	1.71%	0.74%	N/A	1.49%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey
February 27, 2015

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
Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
As of December 31, 2014 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2014 Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2014. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:
We have audited Valley National Bancorp’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Valley National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey
February 27, 2015

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Corporate Governance”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement is incorporated herein by reference.

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

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)    Plan of acquisition, reorganization, arrangement, liquidation or succession

A.
Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of LibertyPointe Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 11, 2010, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on March 16, 2010 (No. 001-11277).

B.
Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Park Avenue Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 12, 2010, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on March 16, 2010 (No. 001-11277).

C.
Agreement and Plan of Merger, dated May 7, 2014, by and between Valley National Bancorp and 1st United Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on May 8, 2014.

(3)	Articles of Incorporation and By-laws:

A.
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 22, 2014.

B.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.A to the Registrant's Annual Report on Form 10-K filed on March 3, 2014.

C.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 5, 2013.

(4)	Instruments Defining the Rights of Security Holders:

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

E.
First Supplemental Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

F.
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

H.
Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.9 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007 (No. 000-14294).

I.
Warrant Agreement, dated May 18, 2010, between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on May 18, 2010 (No. 001-11277).

J.	Form of Warrant for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit A of Exhibit 4.1 of the Company’s Form 8-A filed on May 18, 2010 (No. 001-11277).

K.	Warrant to purchase Common Stock of Valley National Bancorp, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 3, 2012.

(10)	Material Contracts:

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
Severance Agreements dated January 22, 2008 between Valley, Valley National Bank and Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer incorporated herein by reference to Exhibits 10.5, 10.3, 10.2 and 10.4 to the Registrant’s Form 8-K Current Report filed on January 28, 2008 (No. 001-11277).+

G.
Severance Agreement dated November 21, 2013 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements, incorporated by reference to Exhibit 10.G to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

H.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report filed on April 19, 2010 (No. 001-11277).+

I.	The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated, incorporated by reference to Exhibit 10.H to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011.+

J.	Form of Participant Agreement for the Benefit Equalization Plan, is incorporated herein by reference to Exhibit 10.J to the Registrant's Form 10-K Annual Report for the year ended December 31, 2011.+

K.
Directors Deferred Compensation Plan, dated June 1, 2004, as amended, is incorporated herein by reference to Exhibit 10.H to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009 (No. 001-11277).+

L.
The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.G to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

M.
Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan incorporated by reference to Exhibit 10.H to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010 (No. 001-11277).+

N.
Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005, incorporated herein by reference to Exhibit 10.M to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010 (No. 001-11277).

O.
Valley National Bancorp 1999 Long-Term Stock Incentive Plan dated January 19, 1999, as amended, incorporated herein by reference to Exhibit 10.C to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009 (No. 001-11277).+

P.	Valley National Bancorp 2009 Long-Term Stock Incentive Plan, as amended.+*

Q.	Form of Valley National Bancorp Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

R.
Form of Valley National Bancorp Non-Qualified Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

S.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

T.
Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

U.
Form of Valley National Bancorp Agreement for Performance Restricted Stock Award, incorporated herein by reference to Exhibit 10.U to the Registrant's Form 10-K Annual Report for the year ended December 31, 2013 (No. 001-11277).+

V.	Form of Valley National Bancorp Agreement for Performance Restricted Stock Unit Award.+*

W.
Employment Agreement, dated as of May 7, 2014, by and among Rudy Schupp, Valley National Bancorp and Valley National Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 8, 2014.+

(12.1) Computation of Ratios of Earnings to Fixed Charges.*

(21)	List of Subsidiaries:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Intracoastal Title Services of Florida, Inc.	Florida	100%
	Masters Coverage Corp.	New York	100%
	New Century Asset Management, Inc.	New Jersey	100%
	New York Metro Title Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	Valley Securities Holdings, LLC	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB New York, LLC	New York	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	Life Line Planning, Inc.	New York	100%
	RISC One, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	VNB Realty, Inc.	New Jersey	100%
(e)	Subsidiary of Shrewsbury Capital Corporation:
	GCB Realty, LLC	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

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
Dated: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ GERALD H. LIPKIN	Chairman of the Board, President and Chief Executive Officer and Director
Gerald H. Lipkin		February 27, 2015

/S/ ALAN D. ESKOW	Director, Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary
Alan D. Eskow		February 27, 2015

/S/ MITCHELL L. CRANDELL	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Mitchell L. Crandell		February 27, 2015

ANDREW B. ABRAMSON*	Director	February 27, 2015
Andrew B. Abramson

PETER J. BAUM*	Director	February 27, 2015
Peter J. Baum

PAMELA R. BRONANDER*	Director	February 27, 2015
Pamela R. Bronander

PETER CROCITTO*	Director, Senior Executive Vice President and Chief Operating Officer
Peter Crocitto		February 27, 2015

ERIC P. EDELSTEIN*	Director	February 27, 2015
Eric P. Edelstein

Signature	Title	Date

MARY J. STEELE GUILFOILE*	Director	February 27, 2015
Mary J. Steele Guilfoile

GRAHAM O. JONES*	Director	February 27, 2015
Graham O. Jones

WALTER H. JONES, III*	Director	February 27, 2015
Walter H. Jones, III

GERALD KORDE*	Director	February 27, 2015
Gerald Korde

MICHAEL L. LARUSSO*	Director	February 27, 2015
Michael L. LaRusso

MARC J. LENNER*
Marc J. Lenner	Director	February 27, 2015

BARNETT RUKIN*
Barnett Rukin	Director	February 27, 2015

SURESH L. SANI*
Suresh L. Sani	Director	February 27, 2015

ROBERT C. SOLDOVERI*
Robert C. Soldoveri	Director	February 27, 2015

JEFFREY S. WILKS*
Jeffrey S. Wilks	Director	February 27, 2015

*

/S/ ALAN D. ESKOW
Alan D. Eskow, attorney-in fact.	February 27, 2015