Form 10-K/A
period 2014-12-31
VALLEY NATIONAL BANCORP
filed 2015-05-01
CIK 714310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the fiscal year ended December 31, 2014

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Valley National Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	New York Stock Exchange
Warrants to purchase Common Stock Warrants to purchase Common Stock	New York Stock Exchange NASDAQ Capital Market

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

EXPLANATORY NOTE

Valley National Bancorp (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015 (the “Original Filing”), solely to amend the Regulation S-K Item 405 disclosure in Part III, Item 10, as incorporated therein by reference to the 2015 Proxy Statement, filed with the SEC on March 12, 2015.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new Rule 13a-14(a)/15d-14(a) certifications, which are attached hereto.  Because no financial statements have been amended by or included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing. For subsequent events, refer to our subsequent periodic and current filings.

Item 10.                                Directors, Executive Officers and Corporate Governance

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and NYSE by certain deadlines. Based on information provided by our directors and officers (we have no 10% beneficial owners), Mr. Michael LaRusso, a director, failed to file one Form 4 reporting one transaction on a timely basis. In addition, because the Company failed to timely advise Mitchell L. Crandell that he was subject to Section 16 reporting requirements in his position as our principal accounting officer, Mr. Crandell failed to timely file, during the period from January 2007 through February 2015, one Form 3 and 18 Form 4s reporting 10 equity grants exempt under Rule 16b-3, 17 share withholdings in satisfaction of tax obligations upon vesting of equity awards, and one discretionary transaction. Once the Company informed Mr. Crandell of his filing obligation, the Company assisted him with reporting all late transactions in May 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

	By:	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President
and Chief Financial Officer

Dated: May 1, 2015

EXHIBIT INDEX

Exhibit No.

(31.1)	Certification of Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a).*