Form 10-Q
period 2015-03-31
VALLEY NATIONAL BANCORP
filed 2015-05-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 232,525,119 shares were outstanding as of May 6, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Cash and due from banks	$394,002	$462,569
Interest bearing deposits with banks	370,712	367,838
Investment securities:
Held to maturity (fair value of $1,868,625 at March 31, 2015 and $1,815,976 at December 31, 2014)	1,825,819	1,778,316
Available for sale	843,518	886,970
Trading securities	—	14,233
Total investment securities	2,669,337	2,679,519
Loans held for sale, at fair value	3,648	24,295
Non-covered loans	13,550,735	13,262,022
Covered loans	183,726	211,891
Less: Allowance for loan losses	(102,631)	(102,353)
Net loans	13,631,830	13,371,560
Premises and equipment, net	281,236	282,997
Bank owned life insurance	377,404	375,640
Accrued interest receivable	56,590	57,333
Due from customers on acceptances outstanding	2,881	4,197
FDIC loss-share receivable	7,608	13,848
Goodwill	577,534	575,892
Other intangible assets, net	35,024	38,775
Other assets	572,204	539,392
Total Assets	$18,980,010	$18,793,855
Liabilities
Deposits:
Non-interest bearing	$4,329,265	$4,235,515
Interest bearing:
Savings, NOW and money market	7,115,243	7,056,133
Time	2,772,235	2,742,468
Total deposits	14,216,743	14,034,116
Short-term borrowings	133,866	146,781
Long-term borrowings	2,529,073	2,526,408
Junior subordinated debentures issued to capital trusts	41,292	41,252
Bank acceptances outstanding	2,881	4,197
Accrued expenses and other liabilities	189,002	178,084
Total Liabilities	17,112,857	16,930,838
Shareholders’ Equity
Preferred stock, (no par value, authorized 30,000,000 shares; none issued)	—	—
Common stock, (no par value, authorized 332,023,233 shares; issued 232,616,426 shares at March 31, 2015 and 232,127,098 shares at December 31, 2014)	81,170	81,072
Surplus	1,696,834	1,693,752
Retained earnings	135,571	130,845
Accumulated other comprehensive loss	(44,662)	(42,495)
Treasury stock, at cost (188,318 common shares at March 31, 2015 and 16,123 common shares at December 31, 2014)	(1,760)	(157)
Total Shareholders’ Equity	1,867,153	1,863,017
Total Liabilities and Shareholders’ Equity	$18,980,010	$18,793,855
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and fees on loans	$150,482	$131,079
Interest and dividends on investment securities:
Taxable	14,932	16,456
Tax-exempt	3,612	3,686
Dividends	1,739	1,790
Interest on federal funds sold and other short-term investments	220	27
Total interest income	170,985	153,038
Interest Expense
Interest on deposits:
Savings, NOW and money market	5,995	4,281
Time	7,974	6,532
Interest on short-term borrowings	94	318
Interest on long-term borrowings and junior subordinated debentures	24,836	27,883
Total interest expense	38,899	39,014
Net Interest Income	132,086	114,024
Provision for credit losses	—	3,998
Net Interest Income After Provision for Credit Losses	132,086	110,026
Non-Interest Income
Trust and investment services	2,494	2,442
Insurance commissions	4,205	4,498
Service charges on deposit accounts	5,290	5,751
Gains (losses) on securities transactions, net	2,416	(8)
Fees from loan servicing	1,603	1,670
Gains on sales of loans, net	598	913
Gains (losses) on sales of assets, net	281	(148)
Bank owned life insurance	1,764	1,408
Change in FDIC loss-share receivable	(3,920)	(76)
Other	3,914	4,288
Total non-interest income	18,645	20,738
Non-Interest Expense
Salary and employee benefits expense	56,712	48,088
Net occupancy and equipment expense	22,200	20,724
FDIC insurance assessment	3,792	3,287
Amortization of other intangible assets	2,393	2,351
Professional and legal fees	3,341	3,678
Amortization of tax credit investments	4,496	3,716
Advertising	1,729	617
Other	13,455	13,638
Total non-interest expense	108,118	96,099
Income Before Income Taxes	42,613	34,665
Income tax expense	12,272	830
Net Income	$30,341	$33,835
Earnings Per Common Share:
Basic	$0.13	$0.17
Diluted	0.13	0.17
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	232,338,775	200,128,384
Diluted	232,341,921	200,128,384
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$30,341	$33,835
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	3,936	7,216
Less reclassification adjustment for net (gains) losses included in net income	(1,409)	5
Total	2,527	7,221
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(421)	142
Less reclassification adjustment for accretion of credit impairment losses included in net income	(84)	(115)
Total	(505)	27
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(5,259)	(3,662)
Less reclassification adjustment for net losses included in net income	951	965
Total	(4,308)	(2,697)
Defined benefit pension plan
Amortization of net loss	119	37
Total other comprehensive (loss) income	(2,167)	4,588
Total comprehensive income	$28,174	$38,423
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$30,341	$33,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,078	4,972
Stock-based compensation	2,479	2,178
Provision for credit losses	—	3,998
Net amortization of premiums and accretion of discounts on securities and borrowings	8,371	6,715
Amortization of other intangible assets	2,393	2,351
(Gains) losses on securities transactions, net	(2,416)	8
Proceeds from sales of loans held for sale	38,568	32,771
Gains on sales of loans, net	(598)	(913)
Originations of loans held for sale	(17,716)	(26,984)
(Gains) losses on sales of assets, net	(281)	148
FDIC loss-share receivable (excluding reimbursements)	3,920	76
Net change in:
Trading securities	14,233	9
Cash surrender value of bank owned life insurance	(1,764)	(1,408)
Accrued interest receivable	743	(322)
Other assets	(37,584)	15,010
Accrued expenses and other liabilities	8,104	(37,242)
Net cash provided by operating activities	53,871	35,202
Cash flows from investing activities:
Net loan originations	(122,279)	(150,592)
Loans purchased	(139,935)	(19,084)
Investment securities held to maturity:
Purchases	(145,973)	(177,462)
Sales	11,666	—
Maturities, calls and principal repayments	85,798	93,818
Investment securities available for sale:
Purchases	(8,034)	(5,964)
Sales	13,974	—
Maturities, calls and principal repayments	38,678	50,081
Proceeds from sales of real estate property and equipment	4,551	5,977
Purchases of real estate property and equipment	(3,216)	(5,673)
Reimbursements from the FDIC	1,954	1,424
Net cash used in investing activities	(262,816)	(207,475)
Cash flows from financing activities:
Net change in deposits	182,627	(51,277)
Net change in short-term borrowings	(12,915)	255,655
Cash dividends paid to common shareholders	(25,512)	(21,957)
Common stock (purchased) issued, net	(948)	286
Net cash provided by financing activities	143,252	182,707
Net change in cash and cash equivalents	(65,693)	10,434
Cash and cash equivalents at beginning of year	830,407	369,168
Cash and cash equivalents at end of period	$764,714	$379,602

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$41,978	$42,133
Federal and state income taxes	29,550	11,368
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,944	$3,508
Transfer of loans to loans held for sale	—	27,329
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2015 and for all periods presented have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

During the quarter ended March 31, 2015, Valley revised the estimated fair values of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustments mostly related to the fair value of certain purchased credit-impaired (PCI) loans, core deposit intangibles and deferred tax assets which, on a combined basis, resulted in a $1.6 million increase in goodwill (see Note 10 for amount of goodwill as allocated to Valley's business segments). The fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the closing date of the 1st United acquisition, as additional information becomes available.

Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except for share data)
Net income	$30,341	$33,835
Basic weighted average number of common shares outstanding	232,338,775	200,128,384
Plus: Common stock equivalents	3,146	—
Diluted weighted average number of common shares outstanding	232,341,921	200,128,384
Earnings per common share:
Basic	$0.13	$0.17
Diluted	0.13	0.17

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from diluted earnings per share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.2 million shares and 6.6 million shares for the three months ended March 31, 2015 and 2014, respectively. Restricted stock units not included in common stock equivalents at March 31, 2015 and 2014 were immaterial.
Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2015.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and (Losses) on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2014	$(1,890)	$145	$(14,532)	$(26,218)	$(42,495)
Other comprehensive income (loss) before reclassifications	3,936	(421)	(5,259)	—	(1,744)
Amounts reclassified from other comprehensive income (loss)	(1,409)	(84)	951	119	(423)
Other comprehensive income (loss), net	2,527	(505)	(4,308)	119	(2,167)
Balance at March 31, 2015	$637	$(360)	$(18,840)	$(26,099)	$(44,662)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2015 and 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2015	2014	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$2,416	$(8)	Gains (losses) on securities transactions, net
Tax effect	(1,007)	3
Total net of tax	1,409	(5)
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	144	198	Interest and dividends on investment securities (taxable)
Tax effect	(60)	(83)
Total net of tax	84	115
Unrealized losses on derivatives (cash flow hedges) before tax	(1,629)	(1,648)	Interest expense
Tax effect	678	683
Total net of tax	(951)	(965)
Defined benefit pension plan:
Amortization of net loss	(205)	(62)	*
Tax effect	86	25
Total net of tax	(119)	(37)
Total reclassifications, net of tax	$423	$(892)

*	Amortization of net loss is included in the computation of net periodic pension cost.
Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU No. 2015-03. ASU No. 2015-03 will be effective for reporting periods (including interim periods) beginning after December 15, 2015. ASU No. 2015-03 became effective for Valley on January 1, 2015 and did not have a significant impact on its consolidated financial statements.

ASU No. 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 became effective for Valley on January 1, 2015 and did not have a significant impact on its consolidated financial statements.

ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 became effective for Valley on January 1, 2015 and did not have a significant impact on its consolidated financial statements.

ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The accounting-related changes became effective for the first interim or annual period beginning after December 15, 2014. The disclosures for certain transactions accounted for as sales are required for interim and annual periods beginning after December 15, 2014. The disclosures for repos, securities lending transactions, and repos-to-maturity accounted for as secured borrowings are required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. As of March 31, 2015, all of Valley's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, Valley's adoption of ASU No. 2014-11 did not have a significant impact on its consolidated financial statements.

ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 became effective for Valley on January 1, 2015 and did not to have a significant impact on its consolidated financial statements. See Note 8 for related disclosures.

ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” amends existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 became effective for Valley on January 1, 2015 and did not have a significant impact on its consolidated financial statements. See Note 15 for the related disclosures.
Note 6. Fair Value Measurement of Assets and Liabilities

Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2015 and December 31, 2014. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2015	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$50,473	$50,473	$—	$—
U.S. government agency securities	27,339	—	27,339	—
Obligations of states and political subdivisions	44,207	—	44,207	—
Residential mortgage-backed securities	617,715	—	604,277	13,438
Trust preferred securities	8,538	—	6,508	2,030
Corporate and other debt securities	74,502	18,272	56,230	—
Equity securities	20,744	1,473	19,271	—
Total available for sale	843,518	70,218	757,832	15,468
Loans held for sale (1)(2)	3,648	—	3,648	—
Other assets (3)	29,770	—	29,770	—
Total assets	$876,936	$70,218	$791,250	$15,468
Liabilities
Other liabilities (3)	$47,120	$—	$47,120	$—
Total liabilities	$47,120	$—	$47,120	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$9,963	$—	$—	$9,963
Loan servicing rights	5,657	—	—	5,657
Foreclosed assets (5)	2,379	—	—	2,379
Total	$17,999	$—	$—	$17,999

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,443	$49,443	$—	$—
U.S. government agency securities	33,825	—	33,825	—
Obligations of states and political subdivisions	44,051	—	44,051	—
Residential mortgage-backed securities	644,276	—	629,696	14,580
Trust preferred securities	20,537	—	15,808	4,729
Corporate and other debt securities	74,012	18,241	55,771	—
Equity securities	20,826	1,337	19,489	—
Total available for sale	886,970	69,021	798,640	19,309
Trading securities	14,233	—	14,233	—
Loans held for sale (1)	17,165	—	17,165	—
Other assets (3)	20,987	—	20,987	—
Total assets	$939,355	$69,021	$851,025	$19,309
Liabilities
Other liabilities (3)	$33,330	$—	$33,330	$—
Total liabilities	$33,330	$—	$33,330	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$7,130	$—	$—	$7,130
Collateral dependent impaired loans (4)	13,985	—	—	13,985
Loan servicing rights	3,987	—	—	3,987
Foreclosed assets (5)	18,098	—	—	18,098
Total	$43,200	$—	$—	$43,200

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $3.5 million and $16.9 million at March 31, 2015 and December 31, 2014, respectively.

(2)
Gains and losses related to the change in the fair value of loans held for sale is included in net gains on sales of loans within the non-interest income category of our consolidated statements of income and totaled a net gain of $100 thousand and $121 thousand for the three months ended March 31, 2015 and 2014, respectively.

(3)	Derivative financial instruments are included in this category.

(4)	Excludes PCI loans.

(5)	Includes covered real estate owned totaling $3.2 million at December 31, 2014. There were no covered loan transfers into the real estate owned during the three months ended March 31, 2015.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014 are summarized below:

	Available for Sale Securities
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of the period	$19,309	$28,523
Total net (losses) gains included in other comprehensive income for the period	(792)	48
Sales	(2,675)	—
Settlements	(374)	(1,660)
Balance, end of the period	$15,468	$26,911

No changes in unrealized gains or losses on Level 3 securities held at March 31, 2015 and 2014 were included in earnings during the three months ended March 31, 2015 and 2014. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2, during the three months ended March 31, 2015 and 2014.

There have been no material changes in the valuation methodologies used at March 31, 2015 from December 31, 2014.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2015:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	0.0 - 18.2%	11.1%
		Default rate	3.0 - 24.9	10.1
		Loss severity	40.0 - 62.9	57.1

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

For the Level 3 available for sale private label mortgage-backed securities (consisting of 4 securities), cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

For the Level 3 available for sale pooled trust preferred securities (consisting of 1 security at March 31, 2015 and 2 securities at December 31, 2014), the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2015 and December 31, 2014 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2015), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2015 and December 31, 2014.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following valuation techniques were used for certain non-financial assets measured at fair value on a nonrecurring basis, including non-performing loans held for sale carried at estimated fair value (less selling costs) when less than the unamortized cost, impaired loans reported at the fair value of the underlying collateral, loan servicing rights, other real estate owned and other repossessed assets, which are reported at fair value upon initial recognition or subsequent impairment as described below.

Non-performing loans held for sale. At December 31, 2014, non-performing loans held for sale consisted of one commercial real estate loan that was transferred to the loans held for sale account during the first quarter of 2014. At December 31, 2014, the loan was re-measured and reported at fair value of $7.1 million based upon a non-binding sale agreement. This sale transaction was completed during the first quarter of 2015.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At March 31, 2015, appraisals were discounted up to 38.2 percent based on specific market data by location and property type. During the quarter ended March 31, 2015, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $850 thousand and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, collateral dependent impaired loans with a total recorded investment of $11.9 million were reduced by specific valuation allowance allocations totaling $1.9 million to a reported total net carrying amount of $10.0 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2015, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 25 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net impairment charges totaling $84 thousand for the three months ended March 31, 2015 as compared to approximately $100 thousand of net recoveries of impairment charges for three months ended March 31, 2014.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were discounted up to 4.8 percent at March 31, 2015. At March 31, 2015, foreclosed assets included $2.4 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended March 31, 2015. The foreclosed assets charge-offs to the allowance for loan losses totaled $457 thousand and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in an immaterial net loss for the three months ended March 31, 2015 and a net loss of $1.8 million within non-interest expense for the three months ended March 31, 2014.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2015 and December 31, 2014 were as follows:

	Fair Value Hierarchy	March 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$394,002	$394,002	$462,569	$462,569
Interest bearing deposits with banks	Level 1	370,712	370,712	367,838	367,838
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,087	153,676	139,121	151,300
U.S. government agency securities	Level 2	13,630	14,040	14,081	14,385
Obligations of states and political subdivisions	Level 2	490,757	512,916	500,018	519,693
Residential mortgage-backed securities	Level 2	1,059,278	1,074,679	986,992	998,981
Trust preferred securities	Level 2	98,458	86,080	98,456	86,243
Corporate and other debt securities	Level 2	24,609	27,234	39,648	45,374
Total investment securities held to maturity		1,825,819	1,868,625	1,778,316	1,815,976
Net loans	Level 3	13,631,830	13,419,880	13,371,560	13,085,830
Accrued interest receivable	Level 1	56,590	56,590	57,333	57,333
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	135,032	135,032	133,117	133,117
Financial liabilities
Deposits without stated maturities	Level 1	11,444,508	11,444,508	11,291,648	11,291,648
Deposits with stated maturities	Level 2	2,772,235	2,837,408	2,742,468	2,807,522
Short-term borrowings	Level 1	133,866	133,866	146,781	146,781
Long-term borrowings	Level 2	2,529,073	2,751,489	2,526,408	2,738,122
Junior subordinated debentures issued to capital trusts	Level 2	41,292	43,824	41,252	44,584
Accrued interest payable (2)	Level 1	12,448	12,448	15,526	15,526

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Junior subordinated debentures issued to capital trusts. The fair value of debentures issued to capital trusts is estimated utilizing the income approach, whereby the expected cash flows, over the remaining estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity of U.S. Treasury security or the three-month LIBOR for the variable rate indexed debentures (Level 2 inputs). The credit spread used to discount the expected cash flows was calculated based on the median current spreads for all fixed and variable publicly traded trust preferred securities issued by banks.

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
U.S. Treasury securities	$139,087	$14,589	$—	$153,676
U.S. government agency securities	13,630	410	—	14,040
Obligations of states and political subdivisions:
Obligations of states and state agencies	196,849	10,245	(152)	206,942
Municipal bonds	293,908	12,152	(86)	305,974
Total obligations of states and political subdivisions	490,757	22,397	(238)	512,916
Residential mortgage-backed securities	1,059,278	19,205	(3,804)	1,074,679
Trust preferred securities	98,458	104	(12,482)	86,080
Corporate and other debt securities	24,609	2,625	—	27,234
Total investment securities held to maturity	$1,825,819	$59,330	$(16,524)	$1,868,625
December 31, 2014
U.S. Treasury securities	$139,121	$12,179	$—	$151,300
U.S. government agency securities	14,081	304	—	14,385
Obligations of states and political subdivisions:
Obligations of states and state agencies	197,440	9,410	(412)	206,438
Municipal bonds	302,578	10,955	(278)	313,255
Total obligations of states and political subdivisions	500,018	20,365	(690)	519,693
Residential mortgage-backed securities	986,992	18,233	(6,244)	998,981
Trust preferred securities	98,456	167	(12,380)	86,243
Corporate and other debt securities	39,648	5,726	—	45,374
Total investment securities held to maturity	$1,778,316	$56,974	$(19,314)	$1,815,976

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2015 and December 31, 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$22,194	$(145)	$1,961	$(7)	$24,155	$(152)
Municipal bonds	11,876	(79)	10,253	(7)	22,129	(86)
Total obligations of states and political subdivisions	34,070	(224)	12,214	(14)	46,284	(238)
Residential mortgage-backed securities	211,113	(1,178)	177,774	(2,626)	388,887	(3,804)
Trust preferred securities	4,825	(16)	66,111	(12,466)	70,936	(12,482)
Total	$250,008	$(1,418)	$256,099	$(15,106)	$506,107	$(16,524)
December 31, 2014
Obligations of states and political subdivisions:
Obligations of states and state agencies	$4,927	$(50)	$19,050	$(362)	$23,977	$(412)
Municipal bonds	—	—	28,815	(278)	28,815	(278)
Total obligations of states and political subdivisions	4,927	(50)	47,865	(640)	52,792	(690)
Residential mortgage-backed securities	107,357	(563)	276,580	(5,681)	383,937	(6,244)
Trust preferred securities	—	—	66,194	(12,380)	66,194	(12,380)
Total	$112,284	$(613)	$390,639	$(18,701)	$502,923	$(19,314)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2015 was 72 as compared to 57 at December 31, 2014.

The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2015 largely related to several investment grade securities mainly issued by Ginnie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at March 31, 2015 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2015.
Management does not believe that any individual unrealized loss as of March 31, 2015 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
During the quarter ended March 31, 2015, Valley sold one corporate debt security classified as held to maturity with amortized costs of $9.8 million. See "Realized Gains and Losses" section below for further details regarding this transaction.

As of March 31, 2015, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $902.0 million.
The contractual maturities of investments in debt securities held to maturity at March 31, 2015 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$55,838	$55,861
Due after one year through five years	63,369	67,976
Due after five years through ten years	330,116	352,827
Due after ten years	317,218	317,282
Residential mortgage-backed securities	1,059,278	1,074,679
Total investment securities held to maturity	$1,825,819	$1,868,625
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.7 years at March 31, 2015.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
U.S. Treasury securities	$51,058	$17	$(602)	$50,473
U.S. government agency securities	26,721	712	(94)	27,339
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,101	118	—	11,219
Municipal bonds	33,331	97	(440)	32,988
Total obligations of states and political subdivisions	44,432	215	(440)	44,207
Residential mortgage-backed securities	615,880	6,081	(4,246)	617,715
Trust preferred securities*	10,641	—	(2,103)	8,538
Corporate and other debt securities	73,241	1,712	(451)	74,502
Equity securities	21,071	784	(1,111)	20,744
Total investment securities available for sale	$843,044	$9,521	$(9,047)	$843,518
December 31, 2014
U.S. Treasury securities	$51,063	$2	$(1,622)	$49,443
U.S. government agency securities	33,163	748	(86)	33,825
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,160	—	(24)	11,136
Municipal bonds	33,340	127	(552)	32,915
Total obligations of states and political subdivisions	44,500	127	(576)	44,051
Residential mortgage-backed securities	643,382	5,854	(4,960)	644,276
Trust preferred securities*	23,194	296	(2,953)	20,537
Corporate and other debt securities	73,585	1,645	(1,218)	74,012
Equity securities	21,071	671	(916)	20,826
Total investment securities available for sale	$889,958	$9,343	$(12,331)	$886,970

*	Includes two and three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at March 31, 2015 and December 31, 2014, respectively.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2015 and December 31, 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2015
U.S. Treasury securities	$49,520	$(602)	$—	$—	$49,520	$(602)
U.S. government agency securities	—	—	5,293	(94)	5,293	(94)
Obligations of states and political subdivisions:
Municipal bonds	19,072	(204)	11,044	(236)	30,116	(440)
Total obligations of states and political subdivisions	19,072	(204)	11,044	(236)	30,116	(440)
Residential mortgage-backed securities	32,256	(518)	216,266	(3,728)	248,522	(4,246)
Trust preferred securities	—	—	8,538	(2,103)	8,538	(2,103)
Corporate and other debt securities	18,987	(43)	27,622	(408)	46,609	(451)
Equity securities	46	(3)	14,533	(1,108)	14,579	(1,111)
Total	$119,881	$(1,370)	$283,296	$(7,677)	$403,177	$(9,047)
December 31, 2014
U.S. Treasury securities	$—	$—	$48,504	$(1,622)	$48,504	$(1,622)
U.S. government agency securities	—	—	5,442	(86)	5,442	(86)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	11,136	(24)	11,136	(24)
Municipal bonds	13,337	(426)	14,637	(126)	27,974	(552)
Total obligations of states and political subdivisions	13,337	(426)	25,773	(150)	39,110	(576)
Residential mortgage-backed securities	57,543	(121)	244,910	(4,839)	302,453	(4,960)
Trust preferred securities	2,210	(117)	12,085	(2,836)	14,295	(2,953)
Corporate and other debt securities	27,500	(294)	28,269	(924)	55,769	(1,218)
Equity securities	158	(41)	14,769	(875)	14,927	(916)
Total	$100,748	$(999)	$379,752	$(11,332)	$480,500	$(12,331)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2015 was 83 as compared to 96 at December 31, 2014.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2015 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses for trust preferred securities at March 31, 2015 for more than twelve months in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $10.6 million and a fair value of $8.5 million. One of the one pooled trust preferred securities had a unrealized loss of $1.4 million and an investment grade rating at March 31, 2015. The second pooled trust preferred security had a non-investment grade rating and was initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized in 2009 and 2011, and is not accruing interest. All of the single-issuer trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2015.
Management does not believe that any individual unrealized loss as of March 31, 2015 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
As of March 31, 2015, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $396.7 million.
The contractual maturities of investment securities available for sale at March 31, 2015 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due after one year through five years	$65,316	$66,915
Due after five years through ten years	79,110	78,201
Due after ten years	61,667	59,943
Residential mortgage-backed securities	615,880	617,715
Equity securities	21,071	20,744
Total investment securities available for sale	$843,044	$843,518
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at March 31, 2015 was 5.2 years.
Other-Than-Temporary Impairment Analysis

Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including two pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three months ended March 31, 2015 and 2014. At March 31, 2015, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $13.3 million and $13.4 million, respectively, while one previously impaired pooled trust preferred security had a combined amortized cost and fair value of $2.8 million and $2.0 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three months ended March 31, 2015 and 2014. Additionally, one previously impaired pooled trust preferred security was sold during the first quarter of 2015 for an immaterial gain. See the table and discussion below for additional information.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$8,947	$9,990
Accretion of credit loss impairment due to an increase in expected cash flows	(144)	(198)
Sales	(2,382)	—
Balance, end of period	$6,421	$9,792

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
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Sales transactions:
Gross gains	$3,274	$—
Gross losses	(947)	—
	$2,327	$—
Maturities and other securities transactions:
Gross gains	$89	$1
Gross losses	—	(9)
	$89	$(8)
Total gains on securities transactions, net	$2,416	$(8)

Valley recognized gross gains from sales transactions of investment securities totaling $3.3 million for the three months ended March 31, 2015 due to the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million. These transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. Additionally, Valley recognized $947 thousand of gross losses during the first quarter of 2015 due to the sale of mostly trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities were due to a one-time investment portfolio re-balancing during the first quarter due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the one-time sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million at December 31, 2014. During the first quarter of 2015, one of the two securities was redeemed by the issuer and the other security was sold prior to its issuer's call date in April 2015. Both of the securities transactions resulted in an immaterial aggregate net trading loss for the first quarter of 2015 which was included in the other non-interest income category of our consolidated statements of income. Net trading losses were also immaterial for the three months ended March 31, 2014. Interest income on trading securities totaled $213 thousand and $290 thousand for the three months ended March 31, 2015 and 2014, respectively.

Note 8. Loans

The detail of the loan portfolio as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$2,094,274	$267,713	$2,361,987	$1,959,927	$277,371	$2,237,298
Commercial real estate:
Commercial real estate	5,142,588	954,429	6,097,017	5,053,742	978,448	6,032,190
Construction	483,683	55,254	538,937	476,094	53,869	529,963
Total commercial real estate loans	5,626,271	1,009,683	6,635,954	5,529,836	1,032,317	6,562,153
Residential mortgage	2,495,827	89,955	2,585,782	2,419,044	96,631	2,515,675
Consumer:
Home equity	394,886	87,379	482,265	400,136	91,609	491,745
Automobile	1,162,919	44	1,162,963	1,144,780	51	1,144,831
Other consumer	311,102	10,682	321,784	298,389	11,931	310,320
Total consumer loans	1,868,907	98,105	1,967,012	1,843,305	103,591	1,946,896
Total non-covered loans	12,085,279	1,465,456	13,550,735	11,752,112	1,509,910	13,262,022
Covered loans:
Commercial and industrial	—	5,940	5,940	—	13,813	13,813
Commercial real estate	—	108,856	108,856	—	128,691	128,691
Construction	—	3,077	3,077	—	3,171	3,171
Residential mortgage	—	62,229	62,229	—	60,697	60,697
Consumer	—	3,624	3,624	—	5,519	5,519
Total covered loans	—	183,726	183,726	—	211,891	211,891
Total loans	$12,085,279	$1,649,182	$13,734,461	$11,752,112	$1,721,801	$13,473,913

Total non-covered loans are net of unearned discount and deferred loan fees totaling $9.2 million and $9.0 million at March 31, 2015 and December 31, 2014, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $1.6 billion and $214.9 million at March 31, 2015, respectively, and $1.6 billion and $253.7 million at December 31, 2014, respectively.

There were no sales of loans from the held for investment portfolio during the three months ended March 31, 2015 and 2014.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans, which include loans acquired in FDIC-assisted transactions ("covered loans"), are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$336,208	$223,799
Accretion	(26,350)	(13,934)
Balance, end of period	$309,858	$209,865

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of the period	$13,848	$32,757
Discount accretion of the present value at the acquisition dates	43	11
Effect of additional cash flows on covered loans (prospective recognition)	(4,072)	(1,856)
Other reimbursable expenses	98	513
Reimbursements from the FDIC	(1,954)	(1,424)
Other	(355)	1,256
Balance, end of the period	$7,608	$31,257
The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $3.9 million and $76 thousand for the three months ended March 31, 2015 and 2014, respectively. The larger reduction (in both the receivable and non-interest income) during the first quarter of 2015 was mainly caused by the increase in our prospective recognition of the effect of additional cash flows from certain pooled loans. Valley does not expect a reduction in non-interest income related to additional cash flows on pooled loans during the second quarter of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $358.9 million and $345.1 million at March 31, 2015 and December 31, 2014, respectively.
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

Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models, is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, and eastern Pennsylvania, and to a much lesser extent central and southeast Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property.
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
Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at March 31, 2015. Unsecured consumer loans totaled approximately $30.3 million and $31.4 million, including $7.0 million and $7.6 million of credit card loans, at March 31, 2015 and December 31, 2014, respectively.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at March 31, 2015 and December 31, 2014:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2015
Commercial and industrial	$4,472	$90	$208	$8,285	$13,055	$2,081,219	$2,094,274
Commercial real estate:
Commercial real estate	4,775	1,883	2,792	24,850	34,300	5,108,288	5,142,588
Construction	6,577	—	—	5,144	11,721	471,962	483,683
Total commercial real estate loans	11,352	1,883	2,792	29,994	46,021	5,580,250	5,626,271
Residential mortgage	12,498	1,782	564	17,127	31,971	2,463,856	2,495,827
Consumer loans:
Home equity	1,170	380	—	2,042	3,592	391,294	394,886
Automobile	1,594	415	251	—	2,260	1,160,659	1,162,919
Other consumer	111	42	11	96	260	310,842	311,102
Total consumer loans	2,875	837	262	2,138	6,112	1,862,795	1,868,907
Total	$31,197	$4,592	$3,826	$57,544	$97,159	$11,988,120	$12,085,279
December 31, 2014
Commercial and industrial	$1,630	$1,102	$226	$8,467	$11,425	$1,948,502	$1,959,927
Commercial real estate:
Commercial real estate	8,938	113	49	22,098	31,198	5,022,544	5,053,742
Construction	448	—	3,988	5,223	9,659	466,435	476,094
Total commercial real estate loans	9,386	113	4,037	27,321	40,857	5,488,979	5,529,836
Residential mortgage	6,200	3,575	1,063	17,760	28,598	2,390,446	2,419,044
Consumer loans:
Home equity	761	282	—	2,022	3,065	397,071	400,136
Automobile	1,902	391	126	90	2,509	1,142,271	1,144,780
Other consumer	319	91	26	97	533	297,856	298,389
Total consumer loans	2,982	764	152	2,209	6,107	1,837,198	1,843,305
Total	$20,198	$5,554	$5,478	$55,757	$86,987	$11,665,125	$11,752,112

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at March 31, 2015 and December 31, 2014:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
March 31, 2015
Commercial and industrial	$6,214	$21,665	$27,879	$33,471	$4,824
Commercial real estate:
Commercial real estate	32,856	47,703	80,559	83,068	4,918
Construction	13,197	2,962	16,159	20,825	1,008
Total commercial real estate loans	46,053	50,665	96,718	103,893	5,926
Residential mortgage	6,840	15,254	22,094	23,898	1,432
Consumer loans:
Home equity	324	4,197	4,521	4,622	764
Total consumer loans	324	4,197	4,521	4,622	764
Total	$59,431	$91,781	$151,212	$165,884	$12,946
December 31, 2014
Commercial and industrial	$6,579	$21,645	$28,224	$33,677	$4,929
Commercial real estate:
Commercial real estate	29,784	44,713	74,497	77,007	5,342
Construction	14,502	2,299	16,801	20,694	160
Total commercial real estate loans	44,286	47,012	91,298	97,701	5,502
Residential mortgage	6,509	15,831	22,340	24,311	1,629
Consumer loans:
Home equity	235	2,911	3,146	3,247	465
Total consumer loans	235	2,911	3,146	3,247	465
Total	$57,609	$87,399	$145,008	$158,936	$12,525
The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$28,282	$246	$46,784	$369
Commercial real estate:
Commercial real estate	78,523	486	97,542	645
Construction	16,670	150	19,638	144
Total commercial real estate loans	95,193	636	117,180	789
Residential mortgage	21,843	250	27,509	260
Consumer loans:
Home equity	3,485	30	1,076	13
Total consumer loans	3,485	30	1,076	13
Total	$148,803	$1,162	$192,549	$1,431

Interest income recognized on a cash basis (included in the table above) was immaterial for the three months ended March 31, 2015 and 2014.
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
Performing TDRs (not reported as non-accrual loans) totaled $100.5 million and $97.7 million as of March 31, 2015 and December 31, 2014, respectively. Non-performing TDRs totaled $18.8 million and $19.4 million as of March 31, 2015 and December 31, 2014, respectively.

The following table presents loans by loan portfolio class modified as TDRs during the three months ended March 31, 2015 and 2014. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2015 and 2014, respectively.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	6	$1,584	$1,534	11	$9,762	$9,093
Commercial real estate:
Commercial real estate	1	5,000	5,000	5	15,946	15,060
Construction	—	—	—	1	4,827	4,827
Total commercial real estate	1	5,000	5,000	6	20,773	19,887
Residential mortgage	1	280	278	—	—	—
Total	8	$6,864	$6,812	17	$30,535	$28,980

The majority of the TDR concessions made during the three months ended March 31, 2015 and 2014 involved an extension of the loan term. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $759 thousand and $2.1 million at March 31, 2015 and 2014, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. Partial loan charge-offs related to loans modified as TDRs in the table above totaled $861 thousand during the three months ended March 31, 2014. There were no charge-offs related to TDR modifications during the three months ended March 31, 2015.

There were no non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three months ended March 31, 2015.
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at March 31, 2015 and December 31, 2014.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
March 31, 2015
Commercial and industrial	$1,970,835	$67,846	$52,448	$3,145	$2,094,274
Commercial real estate	4,986,138	42,198	114,252	—	5,142,588
Construction	464,080	1,633	15,499	2,471	483,683
Total	$7,421,053	$111,677	$182,199	$5,616	$7,720,545
December 31, 2014
Commercial and industrial	$1,865,472	$50,453	$44,002	$—	$1,959,927
Commercial real estate	4,903,185	40,232	110,325	—	5,053,742
Construction	455,145	1,923	16,482	2,544	476,094
Total	$7,223,802	$92,608	$170,809	$2,544	$7,489,763

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2015 and December 31, 2014:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2015
Residential mortgage	$2,478,700	$17,127	$2,495,827
Home equity	392,844	2,042	394,886
Automobile	1,162,919	—	1,162,919
Other consumer	311,006	96	311,102
Total	$4,345,469	$19,265	$4,364,734
December 31, 2014
Residential mortgage	$2,401,284	$17,760	$2,419,044
Home equity	398,114	2,022	400,136
Automobile	1,144,690	90	1,144,780
Other consumer	298,292	97	298,389
Total	$4,242,380	$19,969	$4,262,349
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2015 and December 31, 2014.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
March 31, 2015
Commercial and industrial	$253,446	$20,207	$273,653
Commercial real estate	1,054,600	8,685	1,063,285
Construction	57,204	1,127	58,331
Residential mortgage	148,972	3,212	152,184
Consumer	90,040	11,689	101,729
Total	$1,604,262	$44,920	$1,649,182
December 31, 2014
Commercial and industrial	$272,027	$19,157	$291,184
Commercial real estate	1,091,784	15,355	1,107,139
Construction	52,802	4,238	57,040
Residential mortgage	153,789	3,539	157,328
Consumer	103,686	5,424	109,110
Total	$1,674,088	$47,713	$1,721,801
Other real estate owned totaled $21.8 million at March 31, 2015 and included foreclosed residential real estate properties totaling $6.7 million. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $14.4 million at March 31, 2015.

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

The following table summarizes the allowance for credit losses at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$102,431	$102,153
Allowance for covered loans	200	200
Total allowance for loan losses	102,631	102,353
Allowance for unfunded letters of credit	1,934	1,934
Total allowance for credit losses	$104,565	$104,287

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$—	$4,949
Provision for covered loans	—	—
Total provision for loan losses	—	4,949
Provision for unfunded letters of credit	—	(951)
Total provision for credit losses	$—	$3,998

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended March 31, 2015:
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off (1)	(753)	(150)	(49)	(714)	—	(1,666)
Charged-off loans recovered	1,051	460	114	319	—	1,944
Net recoveries (charge-offs)	298	310	65	(395)	—	278
Provision for loan losses	919	(1,494)	(1,066)	188	1,453	—
Ending balance	$44,893	$41,656	$4,092	$4,972	$7,018	$102,631
Three Months Ended March 31, 2014:
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off (1)	(8,614)	(4,490)	(63)	(1,072)	—	(14,239)
Charged-off loans recovered	544	1,337	79	422	—	2,382
Net charge-offs	(8,070)	(3,153)	16	(650)	—	(11,857)
Provision for loan losses	6,451	(808)	(823)	398	(269)	4,949
Ending balance	$49,932	$38,382	$6,979	$4,107	$7,309	$106,709

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2015 and December 31, 2014.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$4,824	$5,926	$1,432	$764	$—	$12,946
Collectively evaluated for impairment	39,899	35,730	2,630	4,208	7,018	89,485
Loans acquired with discounts related to credit quality	170	—	30	—	—	200
Total	$44,893	$41,656	$4,092	$4,972	$7,018	$102,631
Loans:
Individually evaluated for impairment	$27,879	$96,718	$22,094	$4,521	$—	$151,212
Collectively evaluated for impairment	2,066,395	5,529,553	2,473,733	1,864,386	—	11,934,067
Loans acquired with discounts related to credit quality	273,653	1,121,616	152,184	101,729	—	1,649,182
Total	$2,367,927	$6,747,887	$2,648,011	$1,970,636	$—	$13,734,461
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,929	$5,502	$1,629	$465	$—	$12,525
Collectively evaluated for impairment	38,577	37,338	3,434	4,714	5,565	89,628
Loans acquired with discounts related to credit quality	170	—	30	—	—	200
Total	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans:
Individually evaluated for impairment	$28,224	$91,298	$22,340	$3,146	$—	$145,008
Collectively evaluated for impairment	1,931,703	5,438,538	2,396,704	1,840,159	—	11,607,104
Loans acquired with discounts related to credit quality	291,184	1,164,179	157,328	109,110	—	1,721,801
Total	$2,251,111	$6,694,015	$2,576,372	$1,952,415	$—	$13,473,913

Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2014	$20,517	$168,922	$252,900	$133,553	$575,892
Goodwill from business combinations	—	450	869	323	1,642
Balance at March 31, 2015	$20,517	$169,372	$253,769	$133,876	$577,534

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
Goodwill from business combinations, in the table above, represents the effect of the combined adjustments to the estimated fair values of the acquired assets (including core deposits presented in the table below) and liabilities as of the acquisition date related to the acquisition of the 1st United (see Note 2 for further details). There was no impairment of goodwill during the three months ended March 31, 2015 and 2014.
The following table summarizes other intangible assets as of March 31, 2015 and December 31, 2014:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2015
Loan servicing rights	$73,096	$(53,597)	$(676)	$18,823
Core deposits	43,384	(29,219)	—	14,165
Other	4,374	(2,338)	—	2,036
Total other intangible assets	$120,854	$(85,154)	$(676)	$35,024
December 31, 2014
Loan servicing rights	$72,154	$(51,708)	$(592)	$19,854
Core deposits	46,694	(29,916)	—	16,778
Other	4,591	(2,448)	—	2,143
Total other intangible assets	$123,439	$(84,072)	$(592)	$38,775

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net impairment charges on its loan servicing rights totaling $84 thousand for the three months ended March 31, 2015 as compared to net recoveries of impairment charges totaling $100 thousand for the three months ended March 31, 2014.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 18 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2015 and 2014.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2015 through 2019:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2015	$4,070	$2,446	$325
2016	4,220	2,648	233
2017	3,298	2,120	220
2018	2,511	1,767	193
2019	1,838	1,497	181

Valley recognized amortization expense on other intangible assets, including net impairment charges and net recoveries of impairment charges on loan servicing rights, totaling approximately $2.4 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.
Note 11. Stock–Based Compensation

Valley has one active employee equity plan, the 2009 Long-Term Stock Incentive Plan (as amended from time to time, the “Employee Stock Incentive Plan”), administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant incentive awards to officers and key employees of Valley, whose substantial contributions are essential to the continued growth and success of Valley. As of March 31, 2015, 2.6 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

Under the Employee Stock Incentive Plan, Valley may award shares to its employees in the form of stock appreciation rights, incentive stock options, non-qualified stock options, restricted stock and restricted stock units (RSUs). The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based restricted stock and RSUs with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.

Valley awarded time-based restricted stock totaling 459 thousand shares and 423 thousand shares during the three months ended March 31, 2015 and 2014, respectively, to both executive officers and key employees of Valley. Valley also awarded 313 thousand shares of performance-based RSUs and 240 thousand of performance-based restricted stock during the three months ended March 31, 2015 and 2014, respectively, to certain executive officers. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met.

The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The non-performance based awards have vesting periods ranging from three to six years. Generally, the restrictions on such awards lapse at an annual or bi-annual rate of one-third of the total award commencing with the first or second anniversary of the date of grant, respectively. The average grant date fair value of non-performance and performance-based restricted stock awarded during the three months ended March 31, 2015 was $9.15 and $8.98 per share, respectively.

Valley recorded stock-based compensation expense of $2.5 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2015, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $19.6 million and will be recognized over an average remaining vesting period of approximately 4 years.
Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $190.4 million as of March 31, 2015. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $130.6 million, or 68.6 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of March 31, 2015, Valley had a $623 thousand liability related to the standby letters of credit.
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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2015			December 31, 2014
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$1,897	$26,704	$1,007,000	$2,229	$19,302	$1,007,000
Fair value hedge interest rate swaps	8,999	1,536	133,358	6,257	1,482	133,406
Total derivatives designated as hedging instruments	$10,896	$28,240	$1,140,358	$8,486	$20,784	$1,140,406
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$18,832	$18,828	$393,283	$12,464	$12,455	$378,849
Mortgage banking derivatives	42	52	21,069	37	91	40,857
Total derivatives not designated as hedging instruments	$18,874	$18,880	$414,352	$12,501	$12,546	$419,706

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,629)	$(1,648)
Amount of loss recognized in other comprehensive income	(8,911)	(6,298)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three months ended March 31, 2015 and 2014. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $18.8 million and $14.5 million at March 31, 2015 and December 31, 2014, respectively.

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

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Derivative - interest rate swaps:
Interest income	$(54)	$(23)
Interest expense	2,741	(3,175)
Hedged item - loans, deposits and long-term borrowings:
Interest income	$54	$23
Interest expense	(2,781)	3,144

During the three months ended March 31, 2015 and 2014, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley recognized a net reduction to interest expense of $100 thousand for the three months ended March 31, 2014 related to Valley’s fair value hedges on brokered time deposits, which include net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$38	$(173)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of March 31, 2015, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $13.3 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At March 31, 2015, Valley had $40.7 million in collateral posted with its counterparties.

Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2015 and December 31, 2014.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
March 31, 2015
Assets:
Interest rate caps and swaps	$29,728	$—	$29,728	$(10,859)	$—		$18,869
Liabilities:
Interest rate caps and swaps	$47,068	$—	$47,068	$(10,859)	$(36,209)		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$442,068	$—	$442,068	$(10,859)	$(431,209)		$—
December 31, 2014
Assets:
Interest rate caps and swaps	$20,950	$—	$20,950	$(8,504)	$—		$12,446
Liabilities:
Interest rate caps and swaps	$33,239	$—	$33,239	$(8,504)	$(24,735)		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$428,239	$—	$428,239	$(8,504)	$(419,735)		$—

*	Represents fair value of non-cash pledged investment securities.
Note 15. Tax Credit Investments

Valley’s tax credit investments are primarily related to investments promoting qualified affordable housing projects, and other investments related to community development and renewable energy sources. Some of these tax-advantaged investments support Valley’s regulatory compliance with the Community Reinvestment Act. Valley’s investments in these entities generate a return primarily through the realization of federal income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction of income tax expense.

Valley’s tax credit investments are carried in other assets on the consolidated statements of financial condition. Valley’s unfunded capital and other commitments related to the tax credit investments are carried in accrued expenses and other liabilities on the consolidated statements of financial condition. Valley recognizes amortization of tax credit investments, including impairment losses, within non-interest expense of the consolidated statements of income using the equity method of accounting. An impairment loss is recognized when the fair value of the tax credit investment is less than its carrying value.

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$34,843	$36,009
Other tax credit investments, net	62,693	66,023
Total tax credit investments, net	$97,536	$102,032
Other Liabilities:
Unfunded affordable housing tax credit commitments	$8,080	$8,800
Unfunded other tax credit commitments	418	418
Total unfunded tax credit commitments	$8,498	$9,218

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,731	$1,393
Other tax credit investment credits and tax benefits	3,618	3,188
Total reduction in income tax expense	$5,349	$4,581
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$677	$440
Affordable housing tax credit investment impairment losses	488	—
Other tax credit investment losses	297	398
Other tax credit investment impairment losses	3,034	2,878
Total amortization of tax credit investments recorded in non-interest expense	$4,496	$3,716
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014, include, but are not limited to:

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

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	the inability to realize expected revenue synergies from the 1st United Bancorp, Inc. (1st United) merger in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees, including those of 1st United;

•	lower than expected cash flows from purchased credit-impaired loans;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014.
New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2015, Valley had consolidated total assets of approximately $19.0 billion, total net loans of $13.6 billion, total deposits of $14.2 billion and total shareholders’ equity of $1.9 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island and southeast and central Florida. Of our current 224 branch network, 72 percent, 19 percent and 9 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions, and, to a much lesser extent, de novo branch expansion. Our most recent acquisition of 1st United during November 2014 provided Valley unique access to Florida's high growth market through its experienced management team and a 20 branch network covering some of the most attractive urban banking markets in Florida.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014 for more details regarding our acquisition of 1st United and other past merger activity.
Quarterly Results. Net income for the first quarter of 2015 was $30.3 million, or $0.13 per diluted common share, compared to $33.8 million, or $0.17 per diluted common share, for the first quarter of 2014. The $3.5 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $12.0 million increase in non-interest expense mostly due to higher salary and employee benefit expense and net occupancy and equipment expense related to the November 2014 acquisition of 1st United, (ii) an $11.5 million increase in income tax expense related to higher pre-tax income and a $8.3 million reduction in our reserve for unrecognized tax benefits during the first quarter of 2014 and (iii) a $2.1 million decrease in non-interest income, partially offset by (iv) a $18.1 million increase in our net interest income mostly due to higher average loan balances (due to both acquired loans and organic growth) and the prepayment of $275 million of high cost long-term borrowings in the fourth quarter of 2014 and (v) a decrease of $4.0 million in the provision for credit losses largely caused by positive trends in our credit quality metrics and the economy over the last 12-month period. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense," and "Income Tax Expense" sections below for more details on the items above impacting our first quarter 2015 results, as well as other items discussed elsewhere in this MD&A.

Economic Overview and Indicators. During the first quarter of 2015, real gross domestic product (GDP) grew at a 1.0 percent annual rate after advancing 2.2 percent in the fourth quarter of 2014. The housing market and real personal consumption expenditures decelerated compared to the fourth quarter of 2014. However, business fixed investment expanded at a modest pace during the first quarter as compared to the linked fourth quarter.
The labor market continued to improve as job growth remained strong and signs of wage pressure grew. The civilian unemployment rate ended the quarter at 5.5 percent. However, there are some indicators that suggest an underutilization of labor resources in particular the U6 level of unemployment which includes all persons marginally attached to the labor force plus total persons employed part time for economic reasons.
The pace of U.S. existing home sales decelerated compared to the fourth quarter of 2014. However, home sales are expected to moderately rise during in the second quarter of 2015 as market conditions remain favorable and signs that first time homebuyers are returning to the market.
Consumer spending decelerated in the first quarter of 2015. Retail sales including motor vehicle sales declined in January and February as unusually severe weather in the Midwest and Northeast regions may have accounted for the slowing in consumer spending. Spending activity should find momentum in the coming months as real disposable income remains bolstered by low energy prices. Equity and home prices advanced further during the first quarter which should also support consumer spending in further periods.
At the Federal Reserve’s Open Market Committee (the “Committee”) meeting in March 2015, the members maintained a target range of zero to 0.25 percent for its federal funds rate. In determining how long to maintain current policy, the Committee will assess progress (both realized and expected) toward its objectives of maximum employment and two percent inflation. The Committee continued its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions. The Committee has continued to emphasize that any change in monetary policy will be data dependent.
The 10-year U.S. Treasury note yield ended the first quarter at 1.94 percent, 23 basis points lower compared with December 31, 2014. The spread between the 2- and 10-year U.S. Treasury note yields ended the first quarter of 2015 at 1.38 percentage points, 12 basis points lower sequentially and 90 basis points lower than compared to the first quarter of 2014.
During the fourth quarter of 2014 and first quarter of 2015, market interest rates for residential mortgages declined to levels not seen since June 2013. The decline has positively impacted the volume of Valley's mortgage origination activity over the past six months. However, the new and refinanced mortgage loan activity has been modest as compared to the record setting levels of activity that Valley experienced during most of the 12-month period ending June 30, 2013, and we do not expect the originations to return to such levels. During the first quarter of 2015, we experienced stronger demand for commercial and industrial loans, as well as continued solid demand for commercial real estate loans, especially within the New York markets. Despite the tepid wage and GDP growth, some commercial customers are expanding their operations. However, the continued pressure on long-term interest rates coupled with the potential increase in short-term interest rates and other negative developments in the global economy will likely provide a difficult operating environment during the remainder of 2015 and may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
Selected Economic Indicators:	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 30, 2014

Unemployment rate:
U.S.	5.50%	5.60%	5.90%	6.10%	6.70%
New York Metro Region*	6.50%	5.60%	6.30%	6.70%	7.40%
New Jersey	6.50%	6.20%	6.50%	6.60%	7.20%
New York	5.70%	5.20%	5.20%	6.60%	6.90%
Florida	5.70%	5.60%	6.10%	6.20%	6.30%
Miami-Fort Lauderdale Metro Region	5.30%	5.60%	6.60%	6.40%	6.50%

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 30, 2014
	($ in millions)
Personal income:
New Jersey	NA	$514,301	$509,563	$507,339	$500,870
New York	NA	$1,125,667	$1,116,714	$1,109,298	$1,097,279
Florida	NA	$862,595	$853,465	$847,539	$833,230
New consumer bankruptcies:
New Jersey	NA	0.11%	0.11%	0.13%	0.10%
New York	NA	0.06%	0.06%	0.08%	0.06%
Florida	NA	0.11%	0.11%	0.13%	0.11%
Change in home prices:
U.S.	0.10%	(0.10)%	(0.10)%	0.90%	0.20%
New York Metro Region*	1.82%	0.25%	(0.31)%	(0.01)%	1.51%
Florida	1.78%	2.38%	0.48%	2.24%	3.30%
New consumer foreclosures:
New Jersey	NA	0.07%	0.07%	0.07%	0.09%
New York	NA	0.04%	0.03%	0.04%	0.06%
Florida	NA	0.07%	0.07%	0.07%	0.09%
Homeowner vacancy rates:
New Jersey	1.08%	1.60%	1.40%	1.70%	1.70%
New York	2.20%	2.20%	1.70%	1.40%	1.50%
Florida	2.20%	2.80%	2.30%	2.40%	2.50%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.
Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $288.7 million, or 8.7 percent on an annualized basis, to $13.6 billion at March 31, 2015 from December 31, 2014 largely due to solid growth in all loan categories, except for home equity loans. Higher volumes within commercial and industrial loans, commercial real estate (including construction) loans and residential mortgage loans accounted for the majority of the first quarter growth, as total outstanding balances in these categories increased by $124.7 million, $73.8 million and $70.1 million, or 22.3 percent, 4.5 percent, and 11.1 percent on an annualized basis, respectively. The commercial and industrial loan growth resulted from a significant uptick in new and existing customer demand primarily in our New York markets. The continued growth within the commercial real estate portfolio was supplemented by a bulk loan participation purchase of a small number of multi-family loans (mostly in New York City) totaling $97.1 million. A portion of the purchased loans is expected to qualify as part of Valley's continuous effort to meet the credit needs of certain borrowers under Community Reinvestment Act (CRA). The $70.1 million increase in residential mortgage loans was also supplemented by two bulk loan purchases from third party originators totaling $42.8 million during the first quarter of 2015. Organic residential loan originations and our retention of such loans both moderately increased during the first quarter. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $183.7 million, or 1.3 percent of our total loans, at March 31, 2015 as compared to $211.9 million, or 1.6 percent, at December 31, 2014 mainly due to normal collection and prepayment activity.
See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.

Asset Quality. Given the current state of the national and local economy, labor markets, and the average level of delinquency rates reported by the banking industry, we believe our loan portfolio’s credit performance remained at an acceptable level at March 31, 2015. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. All of the loans acquired from 1st United in the fourth quarter of 2014 are accounted for as PCI loans.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans increased to 0.71 percent at March 31, 2015 compared to 0.65 percent at December 31, 2014 largely due to an increase in loans past due 30 to 59 days. Of the 0.71 percent in delinquencies at March 31, 2015, 0.05 percent, or $7.5 million, represented performing matured loans in the normal process of renewal. Non-accrual loans moderately increased to $57.5 million, or 0.42 percent of our entire loan portfolio of $13.7 billion, at March 31, 2015 as compared to $55.8 million, or 0.41 percent of total loans, at December 31, 2014. Overall, our non-performing assets decreased by 11.9 percent to $73.2 million at March 31, 2015 as compared to $83.1 million at December 31, 2014 partly due to the sale of a $7.1 million non-performing loan held for sale during the first quarter of 2015.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of March 31, 2015. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the first quarter of 2015 remained relatively unchanged as compared to the fourth quarter of 2014. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended March 31, 2015, while savings, NOW and money market accounts were 51 percent and time deposits were 19 percent. Overall, average deposits totaling $14.1 billion for the first quarter of 2015 increased by $721.6 million as compared to the fourth quarter of 2014 due, in large part, to a full quarter of the assumed deposit balances totaling approximately $1.4 billion from the 1st United acquisition on November 1, 2014, as well as increased organic retail volumes across several deposit categories.

Average short-term borrowings decreased $41.3 million, or 24.3 percent to $128.1 million for the three months ended March 31, 2015 as compared to the fourth quarter of 2014 due to a $21.4 million decline in average overnight federal funds purchased to short-term changes in our liquidity position and a $19.9 million decline in average securities sold under agreements to repurchase ("repos"). All of our short-term repos represent customer deposit balances being swept into this vehicle overnight.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) totaled approximately $2.6 billion and $2.8 billion for the first quarter of 2015 and fourth quarter of 2014, respectively. The decrease in average long-term borrowings as compared to the fourth quarter of 2014 was mostly due to the prepayment of $275 million in borrowings (which had a combined weighted average interest rate of 4.52 percent) during late December 2014. At March 31, 2015, our long-term borrowings totaling $2.5 billion included approximately $1.7 billion of relatively high cost borrowings (mostly from the Federal Home Loan Bank of New York) that begin to mature in the third quarter of 2015 through the end of 2018. These maturities with an average cost of 3.89 percent are likely to substantially decrease the level of our funding costs over such periods and beyond, dependent on the level of market interest rates and our ability to obtain similar types and amounts of debt instruments.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Return on average assets	0.64%	0.84%
Return on average shareholders’ equity	6.49	8.76
Return on average tangible shareholders’ equity (ROATE)	9.66	12.52

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net income	$30,341	$33,835
Average shareholders’ equity	1,869,754	1,544,640
Less: Average goodwill and other intangible assets	(613,556)	(463,266)
Average tangible shareholders’ equity	$1,256,198	$1,081,374
Annualized ROATE	9.66%	12.52%

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

All of the above ratios are, from time to time, impacted by net gains and losses on securities transactions, net gains on sales of loans and net impairment losses on securities recognized in non-interest income. These amounts can vary widely from period to period due to, among other factors, the level of sales of our investment securities classified as available for sale, the amount of residential mortgage loans originated for sale, and the results of our quarterly impairment analysis of the held to maturity and available for sale investment portfolios. See the “Non-Interest Income” section below for more details.

Net Interest Income
Net interest income on a tax equivalent basis totaling $134.0 million for the first quarter of 2015 increased $3.4 million and $18.0 million as compared to the fourth quarter of 2014 and first quarter of 2014, respectively. Interest income on a tax equivalent basis was $172.9 million for the first quarter of 2015 and remained relatively unchanged as compared to the fourth quarter of 2014 as a $526.7 million increase in average loans (partially caused by a full quarter of the $1.2 billion of loans acquired from 1st United in November 2014) coupled with loan growth was mostly offset by a 17 basis point decline in the yield on average loans. Interest expense decreased $3.4 million to $38.9 million for the three months ended March 31, 2015. The decrease in interest expense from the fourth quarter of 2014 was primarily driven by the prepayment of $275 million in long-term borrowings, which had a combined weighted average interest rate of 4.52 percent, in late December 2014 and two less days during the first quarter of 2015. The decrease in interest expense on average long-term borrowings was partially offset by additional interest expense resulting from a $241.5 million increase in average time deposits. The increase in average time deposits resulted, in part, from a full quarter of deposits assumed from the 1st United acquisition.
Average interest earning assets increased to $16.7 billion for the first quarter of 2015 as compared to approximately $14.5 billion for the first quarter of 2014 largely due to the acquired loans and investments totaling $1.2 billion and $224.0 million, respectively, in the acquisition of 1st United on November 1, 2014. Strong organic loan growth over the last 12 month period primarily in commercial real estate loans, automobile loans and secured personal lines of credit, supplemented by a few bulk loan purchases from third party originators, also contributed to the increase in average interest earning assets as compared to the first quarter of 2014. Compared to the fourth quarter of 2014, average interest earning assets increased by $423.9 million from $16.3 billion largely due to the aforementioned 1st United acquisition, as well as strong origination volumes in most loan categories during the first quarter of 2015, including a solid uptick in commercial and industrial loan activity. Additionally, Valley made bulk loan purchases of commercial real estate loan participations and residential mortgage loans totaling $97.1 million and $42.8 million, respectively, from third party originators during the first quarter of 2015. As a result of the acquisition and the growth in loans, average loans increased $526.7 million, while our excess liquidity in the form of average federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) decreased $101.7 million from the fourth quarter of 2014.
Average interest bearing liabilities increased $1.8 billion to $12.6 billion for the first quarter of 2015 as compared to the first quarter of 2014 mainly due to assumed deposits and short-term borrowings totaling $1.4 billion and $16.8 million, respectively, in the acquisition of 1st United during the fourth quarter of 2014, retail time deposit campaigns in the fourth quarter of 2014, and a substantial increase in our use of brokered money market accounts as a low cost funding source for loan growth and other liquidity needs since the second quarter of 2014. Compared to the fourth quarter of 2014, average interest bearing liabilities increased $278.9 million in the first quarter of 2015 mostly due to the aforementioned interest bearing liabilities assumed in 1st United acquisition and general increases in retail deposit volumes, partially offset by a decrease in average long-term borrowings caused by our prepayment of $275 million in high cost borrowing in late December 2014.
The net interest margin on a tax equivalent basis of 3.20 percent for the first quarter of 2015 was unchanged as compared to linked fourth quarter of 2014, and decreased by 1 basis point from 3.21 percent for the three months ended March 31, 2014. The yield on average interest earning assets decreased by 11 basis points on a linked quarter basis. The lower yield was mainly a result of the aforementioned decrease in the yield on average loans largely caused by new and refinanced loan volumes at current interest rates that remain relatively low compared to the overall yield of our loan portfolio combined with a moderate decline in the accretion related to certain PCI loan pools. The level of yields on new loans was negatively impacted by the low market interest rates caused not only from the Fed's current monetary policy, but also from intense competition in our markets for quality commercial customers. Additionally, our higher yielding PCI loan portfolio declined $72.6 million, or 4.2 percent, from December 31, 2014 to approximately $1.6 billion at March 31, 2015 due to normal repayment and prepayment activity. During the first quarter, our yield on total average investment securities also moderately declined primarily due to two less days during the period as compared to the fourth quarter of 2014. The overall cost of average interest bearing liabilities decreased by 13 basis points from 1.37 percent in the linked fourth quarter of 2014 primarily due to a 15 basis point decline in the cost of average long-term borrowing and two less days during the first quarter. Our cost of total deposits was 0.40 percent for the first quarter of 2015 compared to 0.41 percent for the three months ended December 31, 2014.
We continuously manage our balance sheet and explore ways to reduce our expenses to optimize our returns. Potential future loan growth from solid loan demand in our primary markets (that has continued into the early stages of the second quarter of 2015) is anticipated to positively impact our future net interest income. However, our margin continues to face the risk of compression in the future due to, among other factors, the relatively low level of interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market interest rates were to decline below current levels, and the negative impact on interest expense from certain cash flow hedge derivative transactions related to money market deposit accounts. Additionally, a large portion of our cost of average borrowings remains tied to fixed rate long-term FHLB advances and repos (as well as $100 million in subordinated debt maturing in July 2015) with contractual interest rates significantly above current market rates for similar borrowings.  There are no meaningful maturities of these borrowings until the third quarter of 2015 and, until then, we expect these borrowings to negatively impact our net interest margin.  However, we entered into several forward starting interest rate swap derivative transactions during 2013 to hedge the risk of an increase in current market interest rates before the maturity of such borrowings. See Note 13 to the consolidated financial statements for additional information on our derivative hedging transactions.

The following table reflects the components of net interest income for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$13,569,031	$150,488	4.44%	$13,042,303	$150,302	4.61%	$11,617,597	$131,086	4.51%
Taxable investments (3)	2,285,155	16,671	2.92	2,284,183	16,729	2.93	2,218,851	18,246	3.29
Tax-exempt investments (1)(3)	540,838	5,557	4.11	543,005	5,616	4.14	568,960	5,671	3.99
Federal funds sold and other interest bearing deposits	343,875	220	0.26	445,525	267	0.24	60,214	27	0.18
Total interest earning assets	16,738,899	172,936	4.13	16,315,016	172,914	4.24	14,465,622	155,030	4.29
Allowance for loan losses	(104,381)			(107,012)			(115,184)
Cash and due from banks	435,276			452,006			274,652
Other assets	1,783,224			1,661,329			1,616,221
Unrealized losses on securities available for sale, net	(2,993)			(13,340)			(39,152)
Total assets	$18,850,025			$18,307,999			$16,202,159
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$7,143,643	$5,995	0.34%	$6,799,900	$6,000	0.35%	$5,459,913	$4,281	0.31%
Time deposits	2,757,077	7,974	1.16	2,515,621	7,686	1.22	2,162,365	6,532	1.21
Total interest bearing deposits	9,900,720	13,969	0.56	9,315,521	13,686	0.59	7,622,278	10,813	0.57
Short-term borrowings	128,085	94	0.29	169,396	132	0.31	380,057	318	0.33
Long-term borrowings (4)	2,569,864	24,836	3.87	2,834,865	28,478	4.02	2,836,263	27,883	3.93
Total interest bearing liabilities	12,598,669	38,899	1.24	12,319,782	42,296	1.37	10,838,598	39,014	1.44
Non-interest bearing deposits	4,209,827			4,073,390			3,622,220
Other liabilities	171,775			134,493			196,701
Shareholders’ equity	1,869,754			1,780,334			1,544,640
Total liabilities and shareholders’ equity	$18,850,025			$18,307,999			$16,202,159
Net interest income/interest rate spread (5)		$134,037	2.89%		$130,618	2.87%		$116,016	2.85%
Tax equivalent adjustment		(1,951)			(1,972)			(1,992)
Net interest income, as reported		$132,086			$128,646			$114,024
Net interest margin (6)			3.16%			3.15%			3.15%
Tax equivalent effect			0.04%			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.20%			3.20%			3.21%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2015 Compared with March 31, 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$21,677	$(2,275)	$19,402
Taxable investments	532	(2,107)	(1,575)
Tax-exempt investments*	(286)	172	(114)
Federal funds sold and other interest bearing deposits	177	16	193
Total increase (decrease) in interest income	22,100	(4,194)	17,906
Interest Expense:
Savings, NOW and money market deposits	1,396	318	1,714
Time deposits	1,730	(288)	1,442
Short-term borrowings	(189)	(35)	(224)
Long-term borrowings and junior subordinated debentures	(2,581)	(466)	(3,047)
Total increase (decrease) in interest expense	356	(471)	(115)
Total increase (decrease) in net interest income	$21,744	$(3,723)	$18,021

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Trust and investment services	$2,494	$2,442
Insurance commissions	4,205	4,498
Service charges on deposit accounts	5,290	5,751
Gains (losses) on securities transactions, net	2,416	(8)
Fees from loan servicing	1,603	1,670
Gains on sales of loans, net	598	913
Gains (losses) on sales of assets, net	281	(148)
Bank owned life insurance	1,764	1,408
Change in FDIC loss-share receivable	(3,920)	(76)
Other	3,914	4,288
Total non-interest income	$18,645	$20,738

Service charges on deposit accounts decreased $461 thousand for the three months ended March 31, 2015 as compared to the same quarter in 2014 mostly due to general decreases in service charges on checking accounts, ATM fees and overdraft fees. Generally, the decline in these fees largely relates to better account management by our customers and as well as certain limitations imposed on our customer account-based fees driven by bank regulators.

Net gains on securities transactions increased $2.4 million for the three months ended March 31, 2015 as compared with the first quarter 2014 mostly due to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million. The sales of these securities were primarily due to a one-time investment portfolio re-balancing during the first quarter due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the one-time sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end.
The net change in the fair value of loans held for sale for three months ended March 31, 2015 and 2014 did not have a material impact on the net losses and gains on sale of loans during these periods. Due to the current level of market interest rates and level of consumer demand, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the second quarter of 2015 as compared to the first quarter of 2015. Our decision to either sell or retain our mortgage loan production is dependent upon, among other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A above and the fair valuation of our loans held for sale at Note 6 of the consolidated financial statements.

Net gains on sale of assets increased $429 thousand to a $281 thousand net gain for the three months ended March 31, 2015 as compared to a $148 thousand loss for the same quarter in 2014. The net gain during the first quarter of 2015 included a $118 thousand gain on the sale of a repossessed aircraft.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our previous FDIC-assisted transactions. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $3.9 million and $76 thousand net reduction in non-interest income for the three months ended March 31, 2015 and 2014, respectively. The majority of the reduction in both the receivable and non-interest income during the first quarter of 2015 relates to the prospective adjustment to the receivable related to better than originally estimated cash flows on certain pools of covered loans since the acquisition date. Valley does not expect a reduction in non-interest income related to additional cash flows on pooled loans during the second quarter of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.

See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Salary and employee benefits expense	$56,712	$48,088
Net occupancy and equipment expense	22,200	20,724
FDIC insurance assessment	3,792	3,287
Amortization of other intangible assets	2,393	2,351
Professional and legal fees	3,341	3,678
Amortization of tax credit investments	4,496	3,716
Advertising	1,729	617
Other	13,455	13,638
Total non-interest expense	$108,118	$96,099

Salary and employee benefits expense increased $8.6 million for the three months ended March 31, 2015 as compared to the same period in 2014 largely due to a increases in salary expense, cash bonus accruals and payroll taxes. The higher salary expenses were mainly due to additional staffing expenses related to our acquisition of 1st United on November 1, 2014.

Net occupancy and equipment expenses increased $1.5 million for the three months ended March 31, 2015 as compared to the same quarter in 2014 mainly due to higher rental expense caused by the 1st United acquisition as well as an increase in periodic repairs and maintenance expenses.

FDIC insurance assessments increased $505 thousand for the three months ended March 31, 2015 as compared to the same quarter in 2014 largely due to our growth resulting from the acquisition of the 1st United.

Amortization of tax credit investments increased $780 thousand for the three months ended March 31, 2015 as compared to the same quarter in 2014 mostly due to an increase in tax-advantaged investments over the last 12 months. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 15 for more details regarding our tax credit investments.

Advertising expense increased $1.1 million during the three months ended March 31, 2015 as compared to the same period in 2014 mainly due to our expanded $499 residential mortgage refinance promotional campaigns in New Jersey, New York and Florida, including television commercials in both English and Spanish. During the second quarter of 2015, we expect the advertising expense to remain elevated as compared to the first six months of 2014 as we continue to promote our lending operations, specifically the residential mortgage refinance program, due to the relatively low level of mortgage interest rates.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 71.73 percent and 71.31 percent for the three months ended March 31, 2015 and 2014, respectively. The negative upward movement in our efficiency ratio as compared to the first quarter of 2014 was mainly caused by an increase in non-interest expense, a higher reduction to non-interest income related to the change in our FDIC loss-share receivable, and the negative impact of the low interest rate environment on the yield of our interest earning assets. Additionally, our efficiency ratio is negatively impacted by the amortization of tax credit investments within our non-interest expense that result in tax credits that reduce our income tax expense. If the impact of the reduction to our FDIC loss-share receivable and the amortization of tax credit investments totaling a combined $8.4 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively, were excluded, our efficiency ratio would have been 67.00 percent and 68.51 percent, respectively, for the same periods of 2015 and 2014. Exclusive of such items, we strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet, including our continuous review of branch costs and opportunities to "right size" the number and size of our branch locations, and leverage new lower cost delivery channels.

We believe the efficiency ratio, which is a non-GAAP financial measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.
Income Taxes

Income tax expense was $12.3 million for the three months ended March 31, 2015 reflecting an effective tax rate of 28.8 percent, as compared to $830 thousand for the first quarter of 2014 reflecting an effective tax rate of 2.4 percent.
The increase in effective tax rate and tax expense as compared to the first quarter of 2014 was primarily due to higher pre-tax income during the first quarter of 2015, as well as a $8.3 million reduction in our reserve for unrecognized tax benefits which reduced income tax expense for the three months ended March 31, 2014.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2015, we anticipate that our effective tax rate will range from 27 percent to 29 percent primarily reflecting the impacts of tax-exempt income, tax-advantaged investments and general business credits.
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

The following tables present the financial data for each business segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,503,490	$9,065,541	$3,169,868	$—	$16,738,899
Income (loss) before income taxes	10,659	33,623	4,559	(6,228)	42,613
Annualized return on average interest earning assets (before tax)	0.95%	1.48%	0.58%	N/A	1.02%

	Three Months Ended March 31, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,995,148	$7,622,449	$2,848,025	$—	$14,465,622
Income (loss) before income taxes	12,180	24,376	5,866	(7,757)	34,665
Annualized return on average interest earning assets (before tax)	1.22%	1.28%	0.82%	N/A	0.96%
Consumer Lending

This segment, representing approximately 33.7 percent of our loan portfolio at March 31, 2015, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 19.3 percent of our loan portfolio at March 31, 2015) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 8.5 percent of total loans at March 31, 2015) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average interest earing assets for the three months ended March 31, 2015 increased $508.3 million as compared to the first quarter of 2014 largely due to continued solid organic automobile loan and secured personal lines of credit growth over the last 12-month period, as well as an increase in residential mortgage originations since the fourth quarter of 2014 due to the low level of mortgage interest rates and higher retention of such loans for investment purposes. Additionally, we supplemented our organic originations with the purchase of $42.8 million in loan purchases from third party originators during the first quarter of 2015.

Income before income taxes decreased $1.5 million to $10.7 million for the first quarter of 2015 as compared to $12.2 million for the same quarter of 2014. The decrease was mainly caused by an increase of $4.5 million in non-interest expense caused, in part, by our recent acquisition of 1st United, partially offset by a $3.5 million increase in net interest income for the first quarter of 2015 largely due to higher average loan balances.

The net interest margin of 2.80 percent for the first quarter of 2015 was unchanged as compared to the same quarter one year ago as a 14 basis point decrease in yield on average loans largely caused by new and refinanced loan volumes at current interest rates was offset by a 14 basis point decrease in the costs associated with our funding sources. The decrease in our cost of funds was was primarily driven by the prepayment of $275 million in high cost long-term borrowings in December 2014, which had a combined weighted average interest rate of 4.52 percent.
Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.4 billion and represented 17.2 percent of the total loan portfolio at March 31, 2015. Commercial real estate loans and construction loans totaled $6.6 billion and represented 49.1 percent of the total loan portfolio at March 31, 2015.

Average interest earning assets for the three months ended March 31, 2015 increased $1.4 billion as compared to the same quarter of 2014. This increase was primarily attributable to the $1.2 billion of PCI loans acquired from 1st United in November 2014 coupled with continued loan growth mostly within the non-PCI commercial real estate loan portfolio over the last twelve months. We also supplemented our organic growth with the purchase of loan participations totaling $97.1 million during the first quarter. A sizable portion of the purchased loans are expected to qualify for CRA purposes.

For the three months ended March 31, 2015, income before income taxes increased $9.2 million to $33.6 million as compared to the same quarter in 2014 mostly due an increase in net interest income coupled with a decrease in the provision for credit losses, partially offset by a decrease in non-interest income and an increase in non-interest expense. Net interest income increased $15.7 million to $89.8 million for the first quarter of 2014 as compared to the same quarter of 2014 largely due to the increase in average loans. The provision for credit losses related to the commercial portfolios decreased $3.4 million to $814 thousand for the first quarter of 2015 as compared to the same quarter of 2014 mainly due to better credit metrics and outlook for the loan portfolio. Non-interest income decreased $4.1 million as compared to the first quarter of 2014 mainly due to the aggregate effect of changes in the FDIC loss-share receivable and non-interest expense increased partly due to Valley's expansion into Florida through the 1st United acquisition.

The net interest margin increased 7 basis points to 3.96 percent for the first quarter of 2015 as compared to the same quarter one year ago mainly as a result of a 14 basis points decrease in the cost of our funding sources partially offset by a 7 basis point decline decrease in yield on average loans. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding loan repayments over the last 12 month period.
Investment Management

The investment management segment generates a large portion of our income through investments in various types of securities and interest-bearing deposits with other banks. These investments are mainly comprised of fixed rate securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of our balance sheet (see the “Asset/Liability Management” section below for further analysis).

Average investments increased $321.8 million during the first quarter of 2015 as compared to the same quarter in 2014 primarily due to a $283.7 million increase in average federal funds sold and other interest bearing deposits balances. This increase in our excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) was mainly caused by strong retail deposit volumes primarily over the last six month period and the timing and growth of new loan originations.

For the quarter ended March 31, 2015, income before income taxes decreased approximately $1.3 million to $4.6 million compared to $5.9 million for the same quarter in 2014 mostly due to a $1.2 million decrease in net interest income. The decrease in net interest income was mainly driven by normal investment repayments and the purchases of new investments at lower current market yields.

The net interest margin decreased 39 basis points to 1.97 percent for the first quarter of 2015 as compared to the same quarter one year ago largely due to a 53 basis point decrease in the yield on investments, partially offset by a 14 basis points decrease in costs associated with our funding sources.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net trading and securities gains and losses, and net impairment losses on securities not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment decreased $1.5 million to $6.2 million for the three months ended March 31, 2015 as compared to $7.8 million for the three months ended March 31, 2014 mainly due to a $2.2 million increase in non-interest income as compared to the third quarter of 2013. The increase in non-interest income for the quarter ended March 31, 2015 was largely due to $2.4 million increase in net gains on securities transactions for the three months ended March 31, 2015 as compared with the first quarter 2014. In addition, non-interest expense increased $5.0 million during the quarter ended March 31, 2015 but was largely offset by an $4.2 million increase in the internal transfer income as compared to the first quarter of 2014.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2015. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2015. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2015. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2015 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2015. The model also utilizes an immediate parallel shift in the market interest rates at March 31, 2015.

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(2,381)	(0.47)%
+100	(3,061)	(0.60)
–100	(13,062)	(2.56)

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

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 0.60 percent. Our balance sheet sensitivity to such a move in interest rates at March 31, 2015 moderately increased as compared to December 31, 2014 (which was a decrease of 0.52 percent in net interest income over a 12 month period). Additionally, our current asset sensitivity to a 100 basis point increase in interest rates is somewhat limited by the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. Due to its current level above the U.S. prime rate, the Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at March 31, 2015 that currently pay fixed and receive floating rates, as well as 3 interest rate caps with a total notional value of $225 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps, as well as a large portion of our interest rate caps, negatively impacted our net interest income during both the three months ended March 31, 2015 and 2014. Despite the expiration of two of the three interest rate caps in the third quarter of 2015, we expect this negative trend to continue for the remaining derivatives into the foreseeable future due to the Federal Reserve’s current monetary policies impacting the level of market interest rates. See Note 13 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at March 31, 2015.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.7 billion, representing 10.3 percent of earning assets, at March 31, 2015 and $1.9 billion, representing 11.3 percent of earning assets, at December 31, 2014. Of the $1.7 billion of liquid assets at March 31, 2015, approximately $396.7 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $474.1 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2015) are projected to be approximately $4.2 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal funds, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $12.7 billion and $10.8 billion for the first quarter of 2015 and for the year ended December 31, 2014, respectively, representing 75.8 percent and 71.9 percent of average earning assets for the periods of March 31, 2015 and December 31, 2014, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $750 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at March 31, 2015. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2015, our borrowing capacity under the Federal Reserve's discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings decreased $12.9 million to $133.9 million at March 31, 2015 as compared to $146.8 million at December 31, 2014 entirely due to lower repo balance activity. At March 31, 2015 and December 31, 2014, all short-term repos represent customer deposit balances being swept into this vehicle overnight.
Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash, selling securities from its available for sale investment portfolio, as well as potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.

Investment Securities Portfolio

As of March 31, 2015, we had approximately $1.8 billion and $783.2 million in held to maturity and available for sale investment securities, respectively. During the first quarter of 2015, the two single-issuer bank trust preferred securities classified as trading at December 31, 2014 were either sold or redeemed by the issuer. Both of the securities transactions resulted in an immaterial aggregate net trading loss for the first quarter of 2015 which was included in the other non-interest income category of our consolidated statements of income.

At March 31, 2015, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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
Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than temporary impairment on our investment securities in future periods. See our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding our impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2015.

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,358,647	$43,146	$(3,811)	$1,397,982
AA Rated	260,527	11,767	(228)	272,066
A Rated	28,775	1,674	(3)	30,446
BBB Rated	33,848	2,687	(96)	36,439
Non-investment grade	20,897	12	(576)	20,333
Not rated	123,125	44	(11,810)	111,359
Total investment securities held to maturity	$1,825,819	$59,330	$(16,524)	$1,868,625
Available for sale investment grades:*
AAA Rated	$697,378	$6,387	$(4,459)	$699,306
AA Rated	25,833	1,021	(1,561)	25,293
A Rated	35,335	27	(352)	35,010
BBB Rated	39,918	774	(943)	39,749
Non-investment grade	20,315	858	(1,235)	19,938
Not rated	24,265	454	(497)	24,222
Total investment securities available for sale	$843,044	$9,521	$(9,047)	$843,518

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $123.1 million in investments not rated by the rating agencies with aggregate unrealized losses of $11.8 million at March 31, 2015. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2015, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three months ended March 31, 2015 and 2014 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,361,987	$2,237,298	$2,076,512	$2,064,751	$2,019,099
Commercial real estate:
Commercial real estate	6,097,017	6,032,190	5,346,818	5,100,442	5,083,744
Construction	538,937	529,963	457,163	413,262	413,795
Total commercial real estate	6,635,954	6,562,153	5,803,981	5,513,704	5,497,539
Residential mortgage	2,585,782	2,515,675	2,436,022	2,461,516	2,472,180
Consumer:
Home equity	482,265	491,745	435,450	436,360	440,006
Automobile	1,162,963	1,144,831	1,091,287	1,021,782	957,036
Other consumer	321,784	310,320	275,834	252,762	227,804
Total consumer loans	1,967,012	1,946,896	1,802,571	1,710,904	1,624,846
Total non-covered loans	13,550,735	13,262,022	12,119,086	11,750,875	11,613,664
Covered loans (1)	183,726	211,891	46,291	62,553	80,930
Total loans (2)	$13,734,461	$13,473,913	$12,165,377	$11,813,428	$11,694,594
As a percent of total loans:
Commercial and industrial	17.3%	16.6%	17.1%	17.5%	17.3%
Commercial real estate	48.3%	48.7%	47.7%	46.7%	47.0%
Residential mortgage	18.8%	18.7%	20.0%	20.8%	21.1%
Consumer loans	14.3%	14.4%	14.8%	14.5%	13.9%
Covered loans	1.3%	1.6%	0.4%	0.5%	0.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and residential mortgage loans.

(2)
Total loans are net of unearned discount and deferred loan fees totaling $9.2 million, $9.0 million, $8.0 million, $7.3 million, and $6.1 million at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $288.7 million, or 8.7 percent on an annualized basis, to approximately $13.6 billion at March 31, 2015 from December 31, 2014, despite loan repayments of $44.5 million in our non-covered PCI loan portion of this portfolio. The increase in total non-covered loans was mainly due to solid growth across several loan portfolios, except for home equity loans (as discussed further below).
Total commercial and industrial loans increased $124.7 million, or 22.3 percent on an annualized basis, from December 31, 2014 to approximately $2.4 billion at March 31, 2015 due, in part, to new loan demand from both new and existing customers generally in our New York market, including a few relatively large loan relationships. While these new loan volumes more than offset our normal repayment and refinance activity, including loan repayments of $9.7 million in our PCI loan portfolio, we continued to experience significant market competition for quality credits during the first quarter.

Total commercial real estate loans (excluding construction loans) increased $64.8 million from December 31, 2014 to $6.1 billion at March 31, 2015. Loan origination volumes and demand were seen across many segments of commercial real estate borrowers in the majority of our markets. The continued organic growth within the commercial real estate portfolio was supplemented by our expanded relationships with other financial institutions in our local market and the resulting purchase of participations in multi-family loans (mostly in New York City) totaling $97.1 million during the first quarter. A sizable portion of the purchased loans are expected to qualify for CRA purposes. Construction loans outstanding totaled $538.9 million at March 31, 2015 and increased $9.0 million from December 31, 2014.

Total residential mortgage loans increased $70.1 million to approximately $2.6 billion at March 31, 2015 from December 31, 2014 mostly due to a moderate increase in loan origination volumes as compared to the fourth quarter of 2014, a higher amount of loan originations retained for investment purposes, and $42.8 million in loan purchases from two third party originators during the first quarter of 2015. Despite the low level of mortgage interest rates, consumer demand for new and refinanced mortgage loans remained relatively modest during the first quarter of 2015. Total residential mortgage loan originations totaled approximately $121.8 million for the first quarter of 2015 as compared to $115.3 million and $64.7 million for the fourth and first quarter of 2014, respectively. During the first quarter of 2015, Valley sold approximately $31.1 million of residential mortgages originated for sale (including $17.2 million of residential mortgage loans held for sale at December 31, 2014).
Total consumer loans increased $20.1 million to $2.0 billion at March 31, 2015 from December 31, 2014 largely due to increases in both the automobile and other consumer loan portfolios during the first quarter of 2015. Automobile loans increased by $18.1 million to $1.2 billion at March 31, 2015 as compared to December 31, 2014 as our new organic loan volumes continued to be solid due to the overall strength of the U.S. auto markets. Additionally, Valley has recently added a number of Florida auto dealers to its network and anticipates that this network expansion will supplement the solid origination volumes seen over the past several quarters. Valley has achieved its auto loan growth without participation in the subprime auto lending markets. Other consumer loans increased $11.5 million to $321.8 million at March 31, 2015 as compared to $310.3 million at December 31, 2014 mainly due to continued growth and customer usage of collateralized personal lines of credit. However, home equity loans totaling $482.3 million at March 31, 2015 decreased by $9.5 million as compared to December 31, 2014 largely due to normal repayments and the continued lower level of customer demand since the substantial slowdown in consumer refinance market during 2013.

With our relatively new access to the solid Florida market, an uptick in commercial loan activity in most of our markets and the low level of long-term market interest rates, we are cautiously optimistic that we will continue to experience solid loan growth. However, we continue to experience strong market competition for high quality commercial credits and we can make no assurances that our total loans will increase, or remain at current levels in the future.

Most of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of loans acquired in our recent acquisition of 1st United (mostly sourced in Florida) and smaller auto and residential mortgage loan portfolios derived from the other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. We are witnessing new loan activity across Valley’s entire geographic footprint, including new loans and strong loan pipelines from our Florida lending operations, however the New York and Long Island markets continue to account for a disproportionate percentage of our lending activity. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we expect to make further inroads in the Florida lending market as commercial lending synergies are realized following completion of our late February 2015 systems integration and our current consumer lending advertising campaigns take hold.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans mostly consist of loans acquired in business combinations subsequent to 2011 and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements that have resulted from two FDIC-assisted transactions by Valley in 2010 and acquired loss-sharing agreements from 1st United in 2014 (which relate to prior FDIC-assisted transactions from 2009 to 2011). Our non-covered and covered PCI loan portfolios totaled $1.5 billion and $183.7 million at March 31, 2015, respectively. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, aggregate fair value and expected cash flows.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$1,509,910	$280,766	$710,103	$198,198
Accretion	22,325	(22,325)	10,779	(10,779)
Payments received	(78,640)	—	(59,213)	—
Other, net	11,860	—	—	—
Balance, end of the period	$1,465,455	$258,441	$661,669	$187,419
Covered loans:
Balance, beginning of the period	$211,691	$55,442	$89,095	$25,601
Accretion	4,025	(4,025)	3,155	(3,155)
Payments received	(19,547)	—	(16,560)	—
Transfers to other real estate owned	—	—	(1,830)	—
Other, net	(12,443)	—	—	—
Balance, end of the period	$183,726	$51,417	$73,860	$22,446

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $200 thousand at March 31, 2015 as compared to $7.1 million at March 31, 2014. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. During the first quarter of 2015, we reclassified covered PCI loans totaling $12.3 million (included in both "other, net" categories in the table above) to non-covered PCI loans due to the expiration of a commercial (i.e., non-single family) loan loss-sharing agreement with the FDIC on December 31, 2014 that was acquired in the 1st United acquisition on November 1, 2014.

Although we recognized additional credit impairment for certain covered pools in 2011 and the lower levels of accretion shown in the table above due to the normal contraction in the PCI loan portfolios year over year, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected at the acquisition dates. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. During the three months ended March 31, 2015 and 2014, we reduced our FDIC loss-share receivable by $4.1 million and 1.9 million, respectively, due to the prospective recognition of the effect of additional cash flows from covered loan pools with a corresponding reduction in non-interest income for the period (see table in the next section below).
FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” in our statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition dates for the FDIC-assisted transactions, we recorded an aggregate FDIC loss-share receivable of $108.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. During the fourth quarter of 2014 we recorded a $7.5 million addition to the FDIC loss-share receivable related to the estimated amounts receivable under loss-sharing agreements acquired from 1st United on November 1, 2014. The FDIC loss-share receivable is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates, accretion of the acquisition date present value discount, and other reimbursable expenses covered by the FDIC loss-sharing agreements will result in an increase in the FDIC loss-share receivable and the immediate recognition of non-interest income in our financial statements, together with an increase in the non-accretable difference. A decrease in expected losses would generally result in a corresponding decline in the FDIC loss-share receivable and the non-accretable difference. Reductions in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC.

The following table presents changes in the FDIC loss-share receivable for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of the period	$13,848	$32,757
Discount accretion of the present value at the acquisition dates	43	11
Effect of additional cash flows on covered loans (prospective recognition)	(4,072)	(1,856)
Other reimbursable expenses	98	513
Reimbursements from the FDIC	(1,954)	(1,424)
Other	(355)	1,256
Balance, end of the period	$7,608	$31,257
The aggregate effect of changes in the FDIC loss-share receivable was a reduction in non-interest income of $3.9 million and $76 thousand for the three months ended March 31, 2015 and 2014, respectively. The larger reduction (in both the receivable and non-interest income) during the first quarter of 2015 was mainly caused by the increase in our prospective recognition of the effect of additional cash flows from certain pooled loans. Valley does not expect a reduction in non-interest income related to additional cash flows on pooled loans during the second quarter of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's FDIC-assisted transactions in 2010) that expired in March 2015.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (primarily consisting of automobiles) and non-accrual debt securities at March 31, 2015. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has decreased 16 percent over the last 12 month period (as shown in the table below) and remained relatively low as a percentage of the total loan portfolio at March 31, 2015. Past due loans and non-accrual loans in the table below exclude non-covered and covered PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$4,472	$1,630	$476	$4,918	$5,689
Commercial real estate	4,775	8,938	1,194	3,493	16,169
Construction	6,577	448	—	3,988	5,616
Residential mortgage	12,498	6,200	8,871	7,865	6,238
Consumer	2,875	2,982	3,741	3,350	2,685
Total 30 to 59 days past due	31,197	20,198	14,282	23,614	36,397
60 to 89 days past due:
Commercial and industrial	90	1,102	629	783	599
Commercial real estate	1,883	113	788	57	2,377
Construction	—	—	154	5,332	—
Residential mortgage	1,782	3,575	2,304	1,989	1,721
Consumer	837	764	913	788	613
Total 60 to 89 days past due	4,592	5,554	4,788	8,949	5,310
90 or more days past due:
Commercial and industrial	208	226	256	450	199
Commercial real estate	2,792	49	52	2,212	137
Construction	—	3,988	9,833	—	—
Residential mortgage	564	1,063	2,057	546	1,033
Consumer	262	152	278	161	205
Total 90 or more days past due	3,826	5,478	12,476	3,369	1,574
Total accruing past due loans	$39,615	$31,230	$31,546	$35,932	$43,281
Non-accrual loans: (1)
Commercial and industrial	$8,285	$8,467	$7,251	$8,096	$8,293
Commercial real estate	24,850	22,098	26,379	32,507	26,909
Construction	5,144	5,223	6,578	6,534	6,569
Residential mortgage	17,127	17,760	17,305	19,190	20,720
Consumer	2,138	2,209	2,380	2,106	2,149
Total non-accrual loans	57,544	55,757	59,893	68,433	64,640
Non-performing loans held for sale	—	7,130	7,350	7,850	27,329
Other real estate owned (OREO) (2)	13,184	14,249	15,534	14,984	16,674
Other repossessed assets	477	1,232	1,260	1,104	1,995
Non-accrual debt securities (3)	2,030	4,729	4,725	4,527	3,963
Total non-performing assets (NPAs)	$73,235	$83,097	$88,762	$96,898	$114,601
Performing troubled debt restructured loans	$100,524	$97,743	$107,134	$108,538	$114,668
Total non-accrual loans as a % of loans	0.42%	0.41%	0.49%	0.58%	0.55%
Total NPAs as a % of loans and NPAs	0.53	0.61	0.72	0.81	0.97
Total accruing past due and non-accrual loans as a % of loans	0.71	0.65	0.75	0.88	0.92
Allowance for losses on non-covered loans as a % of non-accrual loans	178.00	183.21	169.90	148.97	154.14

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $8.6 million, $9.2 million, $6.2 million, $11.2 million and $11.6 million at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $723 thousand, $621 thousand, $625 thousand, $823 thousand, $1.4 million at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

Total NPAs decreased $9.9 million to $73.2 million at March 31, 2015 from December 31, 2014 largely due to the sale of one non-performing commercial real estate loan held for sale during the first quarter of 2015 (discussed further below).

Loans past due 30 to 59 days increased $11.0 million to $31.2 million at March 31, 2015 as compared to December 31, 2014 mostly due to increases of $6.3 million, $6.1 million and $2.8 million million in the residential mortgage, construction and commercial and industrial loans, respectively, partially offset by a $4.2 million decrease in commercial real estate loans. The decrease within the commercial real estate loan category was mostly related to the migration of a $4.0 million potential problem loan reported at December 31, 2014 to non-accrual loans at March 31, 2015. Construction loans and commercial real estate loans past due 30 to 59 days totaling $6.6 million and $4.8 million at March 31, 2015, respectively, include $4.6 million and $175 thousand of performing matured loan in the normal process of renewal, respectively.

Loans past due 60 to 89 days decreased $1.0 million to $4.6 million at March 31, 2015 as compared to December 31, 2014 mainly due to decreases of $1.8 million and $1.0 million in residential mortgage loans and the commercial and industrial loan delinquencies, respectively, partially offset by a $1.8 million increase in commercial real estate loans in this category. The $1.8 million increase in commercial real estate loans past due 60 to 89 days is due, in part, to one potential problem loan totaling $1.1 million at March 31, 2015.

Loans past due 90 days or more and still accruing decreased $1.7 million to $3.8 million at March 31, 2015 compared to $5.5 million at December 31, 2014. Within this past due category, construction loans decreased $4.0 million entirely due to a $4.0 million potential problem loan reported in this category at December 31, 2014 that was current to all contractual payments at March 31, 2015. The decrease in loans past due 90 days or more was partially offset by a $2.7 million increase in the commercial real estate loan category due to one performing matured loan in the normal process of renewal at March 31, 2015.

Non-accrual loans decreased $1.8 million to $57.5 million at March 31, 2015 as compared to $55.8 million at December 31, 2014 mainly due to a $2.8 million increase within the commercial real estate loan category partly caused by the aforementioned $4.0 million potential problem loan that migrated from loans past due 30 to 59 days reported at December 31, 2014. All other non-accrual loan categories moderately declined during the first quarter of 2015.

We reported no non-performing loans held for sale at March 31, 2015 as compared to one commercial real estate loan totaling $7.1 million at December 31, 2014. The non-performing loan was sold during the first quarter of 2015 and, as a result, we recognized an immaterial gain as a component of the net gains on sales of loans category of non-interest income.

OREO properties decreased $1.1 million to $13.2 million at March 31, 2015 from $14.2 million at December 31, 2014 primarily due to sales activity during the first quarter of 2015. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $14.4 million at March 31, 2015. Although we have experienced an increase in the amount of foreclosures working through the courts, we believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Non-accrual debt securities decreased $2.7 million to $2.0 million at March 31, 2015 as compared to $4.7 million at December 31, 2014. The decline was largely due to the sale of a previously impaired pooled trust preferred security, which resulted in a realized gain of $364 thousand during the first quarter of 2015.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $100.5 million at March 31, 2015 and consisted of 105 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $100.5 million in performing TDRs at March 31, 2015 had a modified weighted average interest rate of approximately 4.69 percent as compared to a pre-modification weighted average interest rate of 5.03 percent.
Allowance for Credit Losses

The allowance for credit losses consists of the allowance for losses on non-covered loans, the allowance for unfunded letters of credit, and the allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable losses inherent in the loan portfolio and unfunded letters of credit commitments at the balance sheet dates, based on ongoing evaluations of the loan portfolio. Our methodology for evaluating the appropriateness of the allowance for non-covered loans includes:

•
segmentation of the loan portfolio based on the major loan categories, which consist of commercial, commercial real estate (including construction), residential mortgage and other consumer loans (including automobile and home equity loans);

•	tracking the historical levels of classified loans and delinquencies;

•	assessing the nature and trend of loan charge-offs;

•	providing specific reserves on impaired loans;

•	evaluating the non-covered PCI loan pools for additional credit impairment subsequent to the acquisition dates; and

•	applying economic outlook factors, assigning specific incremental reserves where necessary.
Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. Allowance for credit losses methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	($ in thousands)
Average loans outstanding	$13,569,031	$13,042,303	$11,617,597
Beginning balance - Allowance for credit losses	$104,287	$104,559	$117,112
Loans charged-off *:
Commercial and industrial	(753)	(916)	(8,614)
Commercial real estate	(77)	—	(3,851)
Construction	(73)	(2,767)	(639)
Residential mortgage	(49)	(489)	(63)
Consumer	(714)	(1,391)	(1,072)
	(1,666)	(5,563)	(14,239)
Charged-off loans recovered :
Commercial and industrial	1,051	720	544
Commercial real estate	23	279	1,337
Construction	437	—	—
Residential mortgage	114	4	79
Consumer	319	308	422
	1,944	1,311	2,382
Net charge-offs	278	(4,252)	(11,857)
Provision charged for credit losses	—	3,980	3,998
Ending balance - Allowance for credit losses	$104,565	$104,287	$109,253
Components of allowance for credit losses:
Allowance for non-covered loans	$102,431	$102,153	$99,639
Allowance for covered loans	200	200	7,070
Allowance for loan losses	102,631	102,353	106,709
Allowance for unfunded letters of credit	1,934	1,934	2,544
Allowance for credit losses	$104,565	$104,287	$109,253
Components of provision for credit losses:
Provision for losses on non-covered loans	$—	$4,368	$4,949
Provision for losses on covered loans	—	(201)	—
Provision for loan losses	—	4,167	4,949
Provision for unfunded letters of credit	—	(187)	(951)
Provision for credit losses	$—	$3,980	$3,998

Ratio of net charge-offs of non-covered loans to average loans outstanding	(0.01)%	0.12%	0.41%
Ratio of total net charge-offs to average loans outstanding	(0.01)	0.13	0.41
Allowance for non-covered loan losses as a % of non-covered loans	0.76	0.77	0.86
Allowance for credit losses as a % of total loans	0.76	0.77	0.93

*
Includes covered commercial and industrial loan charge-offs of $277 thousand for the three months ended December 31, 2014. There were no covered loan charge-offs during the three months ended March 31, 2015 and 2014.

For the first quarter of 2015, we recognized net non-covered loan recoveries of $278 thousand as compared to net loan charge-offs on non-covered loans totaling $4.3 million and $11.9 million for the fourth quarter of 2014 and first quarter of 2014, respectively. The net recoveries during the first quarter largely resulted from lower gross loan charge-offs in most loan categories as compared to the fourth quarter of 2014, and charge-off recoveries largely driven by recoveries from one commercial and industrial loan and one construction loan totaling a combined $1.1 million.

For the covered loan pools, we recorded no net charge-offs of covered loans during the first quarters of 2015 and 2014 as compared to $277 thousand of net charge-offs recognized in the fourth quarter of 2014. Charge-offs on covered loan pools, when incurred, are substantially covered by loss-sharing agreements with the FDIC.

During the first quarter of 2015, we recorded no provision for losses on non-covered loans and unfunded letters of credit as compared to a $4.2 million provision for the fourth quarter of 2014 and a $4.0 million provision for the first quarter of 2014. The decline in the provision from the linked quarter is due to several factors, including, but not limited to, the continued positive trends in our net loan charge-offs in most loan categories since 2013, loan collateral values, as well as our outlook for the loan portfolio's credit quality and the economy.
During the first quarters of 2015 and 2014, we recorded no provision for losses on covered loans as compared to a negative provision totaling $201 thousand during the fourth quarter of 2014 related to decreases in the estimated additional credit impairment of certain loan pools subsequent to acquisition.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2015		December 31, 2014		March 31, 2014
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$46,657	1.98%	$45,440	2.03%	$51,965	2.57%
Commercial real estate loans:
Commercial real estate	26,335	0.43%	27,426	0.45%	22,951	0.45%
Construction	15,321	2.84%	15,414	2.91%	8,999	2.17%
Total commercial real estate loans	41,656	0.63%	42,840	0.65%	31,950	0.58%
Residential mortgage loans	4,062	0.16%	5,063	0.20%	6,856	0.28%
Consumer loans:
Home equity	1,588	0.33%	1,200	0.24%	1,047	0.24%
Auto and other consumer	3,384	0.23%	3,979	0.27%	3,056	0.26%
Total consumer loans	4,972	0.25%	5,179	0.27%	4,103	0.25%
Unallocated	7,018	—	5,565	—	7,309	—
Allowance for non-covered loans and unfunded letters of credit	104,365	0.77%	104,087	0.78%	102,183	0.88%
Allowance for covered loans	200	0.11%	200	0.09%	7,070	8.74%
Total allowance for credit losses	$104,565	0.76%	$104,287	0.77%	$109,253	0.93%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.77 percent at March 31, 2015 as compared to 0.78 percent and 0.88 percent at December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, our allowance allocations for losses as a percentage of total loans in most loan categories moderately declined or did not significantly change as compared to December 31, 2014 due to our portfolio's credit quality and favorable economic outlook for our primary markets. Overall, total loan delinquencies and internally classified loans remained at acceptable levels of total loans at March 31, 2015, while we also experienced a low level of loan charge-offs resulting in a modest net loan recovery during the first quarter of 2015. The first quarter net recoveries continued the positive trend in loan loss experience seen in 2014, where net loan charge-offs were at the lowest level reported since 2007. These items as well as several other factors positively impacted our estimate of the allowance for credit losses at March 31, 2015.
Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $1.5 billion) was 0.86 percent at March 31, 2015 as compared to 0.89 percent at December 31, 2014. PCI loans, including all of the loans recently acquired from 1st United during the fourth quarter of 2014, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to non-covered PCI loans at March 31, 2015, December 31, 2014 and March 31, 2014.

Management believes that the unallocated allowance is appropriate given the uncertain strength of the economic and housing market recoveries, the size of the loan portfolio and level of loan delinquencies at March 31, 2015.
Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only two loan repurchases in 2014 and none in 2015). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at March 31, 2015 and December 31, 2014. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $1.9 billion at both March 31, 2015 and December 31, 2014, and represented 9.8 percent and 9.9 percent of total assets at each of the respective dates. During the three months ended March 31, 2015, total shareholders’ equity increased $4.1 million, which was comprised of (i) net income of $30.3 million, (ii) a $1.2 million increase in net proceeds from the re-issuance of 120 thousand shares of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iii) a $400 thousand increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $25.6 million and a $2.2 million increase in our accumulated other comprehensive loss. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three months ended March 31, 2015.
Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2015 and December 31, 2014, Valley exceeded all capital adequacy requirements to which it was subject (see tables below).

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for Valley. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revises minimum capital requirements and adjust prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by Valley and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, require a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and require a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revise the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines of Basel III at March 31, 2015.

	Basel III*
	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2015
Total Risk-based Capital
Valley	$1,569,881	11.4%	$1,106,864	8.0%	$ N/A	N/A%
Valley National Bank	1,498,464	10.8	1,105,700	8.0	1,382,124	10.0
Common Equity Tier 1 Capital
Valley	1,307,316	9.5	622,611	4.5	N/A	N/A
Valley National Bank	1,393,899	10.1	621,956	4.5	898,381	6.5
Tier 1 Risk-based Capital
Valley	1,307,316	9.5	830,148	6.0	N/A	N/A
Valley National Bank	1,393,899	10.1	829,275	6.0	1,105,700	8.0
Tier 1 Leverage Capital
Valley	1,307,316	7.2	729,828	4.0	N/A	N/A
Valley National Bank	1,393,899	7.7	729,134	4.0	911,418	5.0
_______
* March 31, 2015 capital positions and ratios were calculated under Basel III rules which became effective January 1, 2015.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines of Basel I at December 31, 2014.

	Basel I
	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2014
Total Risk-based Capital
Valley	$1,547,753	11.4%	$1,084,479	8.0%	$ N/A	N/A%
Valley National Bank	1,481,184	10.9	1,083,516	8.0	1,354,395	10.0
Tier 1 Risk-based Capital
Valley	1,318,466	9.7	542,240	4.0	N/A	N/A
Valley National Bank	1,376,897	10.2	541,758	4.0	813,637	6.0
Tier 1 Leverage Capital
Valley	1,318,466	7.5	707,082	4.0	N/A	N/A
Valley National Bank	1,376,897	7.8	706,992	4.0	883,740	5.0

The Dodd-Frank Act requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks, such as the Company, with total consolidated assets of more than $10.0 billion but less than $50.0 billion.  These rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

In March 2014, the FRB, OCC, and FDIC issued final supervisory guidance for these stress tests. This joint final supervisory guidance discusses supervisory expectations for stress test practices, provides examples of practices that would be consistent with those expectations, and offers additional details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice.

We submitted our latest stress testing results (utilizing data as of December 31, 2014 and projecting over an eight-quarter horizon as instructed by our primary regulators due to the acquisition of 1st United in the fourth quarter of 2014) to the FRB and the OCC on March 31, 2015.  We are also required to make our first stress test-related public disclosure, utilizing data as of December 31, 2014, between June 15 and June 30, 2015.

Tangible book value is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2015	December 31, 2014
	($ in thousands, except for share data)
Common shares outstanding	232,428,108	232,110,975
Shareholders’ equity	$1,867,153	$1,863,017
Less: Goodwill and other intangible assets	612,558	614,667
Tangible shareholders’ equity	$1,254,595	$1,248,350
Tangible book value per common share	$5.40	$5.38
Book value per common share	$8.03	$8.03
Management believes the tangible book value per common share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. This non-GAAP financial measure may also be calculated differently from similar measures disclosed by other companies.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 15.4 percent for the three months ended March 31, 2015 as compared to 21.6 percent for the year ended December 31, 2014. Our rate of earnings retention for the first quarter of 2015 was negatively impacted by higher operating expenses incurred prior to the systems integration completed in February 2015 related to the 1st United acquisition. We expect our synergies realized from the integration of 1st United's back office operations and potential future loan growth (in all of our primary lending markets) will help increase our future retention rate.

Cash dividends declared amounted to $0.11 per common share for both the three months ended March 31, 2015 and 2014. The Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the new higher capital levels as required under the new Basel III rules.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014 in the MD&A section -“Off-Balance Sheet Arrangements” and Notes 12, 13 and 14 to the consolidated financial statements included in this report.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2015 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1, 2015 to January 31, 2015	67,002	$9.61	—	4,112,465
February 1, 2015 to February 28, 2015	154,102	9.23	—	4,112,465
March 1, 2015 to March 31, 2015	1,578	9.59	—	4,112,465
Total	222,682	$9.35	—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2015.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 8, 2015	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: May 8, 2015	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer