Form 10-Q
period 2015-06-30
VALLEY NATIONAL BANCORP
filed 2015-08-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 232,723,126 shares were outstanding as of August 6, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Cash and due from banks	$266,586	$462,569
Interest bearing deposits with banks	206,619	367,838
Investment securities:
Held to maturity (fair value of $1,739,295 at June 30, 2015 and $1,815,976 at December 31, 2014)	1,720,575	1,778,316
Available for sale	807,574	886,970
Trading securities	—	14,233
Total investment securities	2,528,149	2,679,519
Loans held for sale, at fair value	4,533	24,295
Non-covered loans	14,335,063	13,262,022
Covered loans	145,231	211,891
Less: Allowance for loan losses	(102,835)	(102,353)
Net loans	14,377,459	13,371,560
Premises and equipment, net	282,031	282,997
Bank owned life insurance	379,022	375,640
Accrued interest receivable	58,278	57,333
Due from customers on acceptances outstanding	1,684	4,197
FDIC loss-share receivable	8,404	13,848
Goodwill	577,534	575,892
Other intangible assets, net	33,106	38,775
Other assets	566,600	539,392
Total Assets	$19,290,005	$18,793,855
Liabilities
Deposits:
Non-interest bearing	$4,389,486	$4,235,515
Interest bearing:
Savings, NOW and money market	7,025,656	7,056,133
Time	2,915,889	2,742,468
Total deposits	14,331,031	14,034,116
Short-term borrowings	126,148	146,781
Long-term borrowings	2,625,116	2,526,408
Junior subordinated debentures issued to capital trusts	41,333	41,252
Bank acceptances outstanding	1,684	4,197
Accrued expenses and other liabilities	179,166	178,084
Total Liabilities	17,304,478	16,930,838
Shareholders’ Equity
Preferred stock, (no par value, authorized 30,000,000 shares; issued 4,600,000 shares at June 30, 2015)	111,590	—
Common stock, (no par value, authorized 332,023,233 shares; issued 232,637,650 shares at June 30, 2015 and 232,127,098 shares at December 31, 2014)	81,237	81,072
Surplus	1,699,195	1,693,752
Retained earnings	141,948	130,845
Accumulated other comprehensive loss	(48,260)	(42,495)
Treasury stock, at cost (17,902 common shares at June 30, 2015 and 16,123 common shares at December 31, 2014)	(183)	(157)
Total Shareholders’ Equity	1,985,527	1,863,017
Total Liabilities and Shareholders’ Equity	$19,290,005	$18,793,855
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$158,164	$136,338	$308,646	$267,417
Interest and dividends on investment securities:
Taxable	12,233	15,709	27,165	32,165
Tax-exempt	3,595	3,700	7,207	7,386
Dividends	1,616	1,390	3,355	3,180
Interest on federal funds sold and other short-term investments	146	27	366	54
Total interest income	175,754	157,164	346,739	310,202
Interest Expense
Interest on deposits:
Savings, NOW and money market	5,911	4,530	11,906	8,811
Time	8,128	6,683	16,102	13,215
Interest on short-term borrowings	207	304	301	622
Interest on long-term borrowings and junior subordinated debentures	25,331	28,228	50,167	56,111
Total interest expense	39,577	39,745	78,476	78,759
Net Interest Income	136,177	117,419	268,263	231,443
Provision for credit losses	4,500	(5,671)	4,500	(1,673)
Net Interest Income After Provision for Credit Losses	131,677	123,090	263,763	233,116
Non-Interest Income
Trust and investment services	2,576	2,244	5,070	4,686
Insurance commissions	4,130	4,491	8,335	8,989
Service charges on deposit accounts	5,263	5,636	10,553	11,387
(Losses) gains on securities transactions, net	(92)	7	2,324	(1)
Fees from loan servicing	1,642	1,786	3,245	3,456
Gains on sales of loans, net	422	679	1,020	1,592
Gains on sales of assets, net	200	276	481	128
Bank owned life insurance	1,618	1,614	3,382	3,022
Change in FDIC loss-share receivable	595	(7,711)	(3,325)	(7,787)
Other	3,846	3,512	7,760	7,800
Total non-interest income	20,200	12,534	38,845	33,272
Non-Interest Expense
Salary and employee benefits expense	54,574	47,094	111,286	95,182
Net occupancy and equipment expense	22,132	17,973	44,332	38,697
FDIC insurance assessment	4,012	3,393	7,804	6,680
Amortization of other intangible assets	2,096	2,346	4,489	4,697
Professional and legal fees	4,059	4,384	7,400	8,062
Amortization of tax credit investments	4,511	5,802	9,007	9,518
Advertising	1,631	533	3,360	1,150
Telecommunication expense	2,045	1,643	4,051	3,349
Other	12,352	11,185	23,801	23,117
Total non-interest expense	107,412	94,353	215,530	190,452
Income Before Income Taxes	44,465	41,271	87,078	75,936
Income tax expense	12,474	11,751	24,746	12,581
Net Income	$31,991	$29,520	$62,332	$63,355
Earnings Per Common Share:
Basic	$0.14	$0.15	$0.27	$0.32
Diluted	0.14	0.15	0.27	0.32
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	232,565,404	200,472,592	232,452,716	200,301,438
Diluted	232,586,616	200,472,592	232,457,748	200,301,438

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$31,991	$29,520	$62,332	$63,355
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(5,845)	7,123	(1,909)	14,339
Less reclassification adjustment for net losses (gains) included in net income	55	(4)	(1,354)	1
Total	(5,790)	7,119	(3,263)	14,340
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(31)	164	(452)	306
Less reclassification adjustment for accretion of credit impairment losses included in net income	(20)	(64)	(104)	(179)
Total	(51)	100	(556)	127
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	1,131	(4,862)	(4,128)	(8,524)
Less reclassification adjustment for net losses included in net income	991	973	1,942	1,938
Total	2,122	(3,889)	(2,186)	(6,586)
Defined benefit pension plan
Amortization of net loss	121	37	240	74
Total other comprehensive (loss) income	(3,598)	3,367	(5,765)	7,955
Total comprehensive income	$28,393	$32,887	$56,567	$71,310
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$62,332	$63,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,230	10,016
Stock-based compensation	3,886	3,845
Provision for credit losses	4,500	(1,673)
Net amortization of premiums and accretion of discounts on securities and borrowings	12,519	13,757
Amortization of other intangible assets	4,489	4,697
(Gains) losses on securities transactions, net	(2,324)	1
Proceeds from sales of loans held for sale	53,005	56,579
Gains on sales of loans, net	(1,020)	(1,592)
Originations of loans held for sale	(32,793)	(53,568)
Gains on sales of assets, net	(481)	(128)
FDIC loss-share receivable (excluding reimbursements)	3,325	7,787
Net change in:
Trading securities	14,233	43
Fair value of borrowings carried at fair value	(1,059)	—
Cash surrender value of bank owned life insurance	(3,382)	(3,022)
Accrued interest receivable	(945)	314
Other assets	(25,207)	37,596
Accrued expenses and other liabilities	(1,696)	(32,852)
Net cash provided by operating activities	99,612	105,155
Cash flows from investing activities:
Net loan originations	(385,576)	(243,102)
Loans purchased	(629,074)	(26,746)
Investment securities held to maturity:
Purchases	(168,682)	(279,718)
Sales	11,666	—
Maturities, calls and principal repayments	209,017	185,690
Investment securities available for sale:
Purchases	(26,791)	(9,180)
Sales	14,022	—
Maturities, calls and principal repayments	80,994	77,396
Proceeds from sales of real estate property and equipment	7,626	10,172
Purchases of real estate property and equipment	(9,106)	(13,518)
Reimbursements from the FDIC	1,753	4,283
Net cash used in investing activities	(894,151)	(294,723)
Cash flows from financing activities:
Net change in deposits	296,915	96,790
Net change in short-term borrowings	(20,633)	72,775
Proceeds from issuance of long-term borrowings, net	98,851	—
Proceeds from issuance of preferred stock, net	111,590	—
Cash dividends paid to common shareholders	(51,012)	(43,995)
Purchase of common shares to treasury	(2,082)	(938)
Common stock issued, net	3,708	2,449
Net cash provided by financing activities	437,337	127,081
Net change in cash and cash equivalents	(357,202)	(62,487)
Cash and cash equivalents at beginning of year	830,407	369,168
Cash and cash equivalents at end of period	$473,205	$306,681

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$78,777	$78,549
Federal and state income taxes	38,525	20,102
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$4,369	$6,340
Transfer of loans to loans held for sale	—	27,329
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2015 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
On June 19, 2015, Valley issued 4.6 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock”), no par value per share, with a liquidation preference of $25 per share. Dividends on the Preferred Stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original issue date to, but excluding, June 30, 2025, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.85 percent. The net proceeds from the offering and sale of the Preferred Stock totaled approximately $111.6 million.
Note 2. Business Combinations

CNLBancshares, Inc. On May 27, 2015 Valley entered into a merger agreement to acquire CNLBancshares, Inc. (CNLBancshares) and its wholly-owned subsidiary, CNLBank headquartered in Orlando, Florida. CNLBancshares has approximately $1.4 billion in assets, $833 million in loans and $1.1 billion in deposits and maintains a branch network of 16 offices. The common shareholders of CNLBancshares will receive 0.75 of a share of Valley common stock for each CNLBancshares share they own, subject to adjustment in the event Valley’s average stock price falls below $8.80 or rises above $10.13 prior to closing. The transaction is valued at an estimated $207 million, based on Valley’s closing stock price on May 22, 2015 (and includes the stock consideration of $16.2 million that will be paid to CNLBancshares stock option holders). The transaction closing is anticipated in the fourth quarter of 2015, subject to approvals from regulators, CNLBancshares shareholder approval of the merger and Valley shareholder approval of an amendment of its certificate of incorporation to increase its authorized common shares, as well as other customary conditions.

1st United Bancorp, Inc. On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, after purchase accounting adjustments. The 1st United acquisition provided Valley a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders.

During the first quarter of 2015, Valley revised the estimated fair values of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustments mostly related to the fair value of certain purchased credit-impaired (PCI) loans, core deposit intangibles and deferred tax assets which, on a combined basis, resulted in a $1.6 million increase in goodwill (see Note 10 for amount of goodwill as allocated to Valley's business segments). The fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the closing date of the 1st United acquisition, as additional information becomes available.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for share data)
Net income	$31,991	$29,520	$62,332	$63,355
Basic weighted average number of common shares outstanding	232,565,404	200,472,592	232,452,716	200,301,438
Plus: Common stock equivalents	21,212	—	5,032	—
Diluted weighted average number of common shares outstanding	232,586,616	200,472,592	232,457,748	200,301,438
Earnings per common share:
Basic	$0.14	$0.15	$0.27	$0.32
Diluted	0.14	0.15	0.27	0.32

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from diluted earnings per share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.1 million shares for both the three and six months ended June 30, 2015 and 6.6 million shares for the three and six months ended June 30, 2014. Restricted stock units not included in common stock equivalents for both the three and six months ended June 30, 2015 and 2014 were immaterial.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2015.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and (Losses) on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2015	$637	$(360)	$(18,840)	$(26,099)	$(44,662)
Other comprehensive income (loss) before reclassifications	(5,845)	(31)	1,131	—	(4,745)
Amounts reclassified from other comprehensive income (loss)	55	(20)	991	121	1,147
Other comprehensive income (loss), net	(5,790)	(51)	2,122	121	(3,598)
Balance at June 30, 2015	$(5,153)	$(411)	$(16,718)	$(25,978)	$(48,260)

Balance at December 31, 2014	$(1,890)	$145	$(14,532)	$(26,218)	$(42,495)
Other comprehensive income (loss) before reclassifications	(1,909)	(452)	(4,128)	—	(6,489)
Amounts reclassified from other comprehensive income (loss)	(1,354)	(104)	1,942	240	724
Other comprehensive income (loss), net	(3,263)	(556)	(2,186)	240	(5,765)
Balance at June 30, 2015	$(5,153)	$(411)	$(16,718)	$(25,978)	$(48,260)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2015 and 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2015	2014	2015	2014	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$(92)	$7	$2,324	$(1)	(Losses) gains on securities transactions, net
Tax effect	37	(3)	(970)	—
Total net of tax	(55)	4	1,354	(1)
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	34	110	178	308	Interest and dividends on investment securities (taxable)
Tax effect	(14)	(46)	(74)	(129)
Total net of tax	20	64	104	179
Unrealized losses on derivatives (cash flow hedges) before tax	(1,699)	(1,664)	(3,328)	(3,312)	Interest expense
Tax effect	708	691	1,386	1,374
Total net of tax	(991)	(973)	(1,942)	(1,938)
Defined benefit pension plan:
Amortization of net loss	(205)	(62)	(410)	(124)	*
Tax effect	84	25	170	50
Total net of tax	(121)	(37)	(240)	(74)
Total reclassifications, net of tax	$(1,147)	$(942)	$(724)	$(1,834)

*	Amortization of net loss is included in the computation of net periodic pension cost.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." ASU No. 2015-12 simplifies accounting for employee benefit plans as follows: (i) fully benefit-responsive investment contracts are now to be measured, presented and disclosed at contract value, (ii) the requirement to disclose investments that represent 5 percent or more of net assets available for benefits has been eliminated, (iii) the net appreciation or depreciation in investments for the period should be presented in the aggregate, but is no longer required to be disaggregated and disclosed by general type, (iv) if an investment is measured using the net asset value per share (or its equivalent) practical expedient in Topic 820, and that investment is in a fund that files a U.S. Department of Labor Form 5500, Annual Return/Report of Employee Benefit Plan, as a direct filing entity, disclosure of that investment’s strategy is no longer required, and (v) allows employers to measure (as a practical expedient) benefit plan assets on a month-end date nearest to the employer’s fiscal year end when the fiscal period does not coincide with a month end. ASU No. 2015-12 is effective for fiscal years beginning after December 15, 2015 and is not expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which removes the requirement to categorize within the fair value hierarchy all investments for which the fair value is measured using the net asset value per share practical expedient. The ASU No. 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU No. 2015-07 will be effective for Valley for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. Management is currently evaluating the impact of adopting this new ASU on the Valley's consolidated financial statements.

ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU No. 2015-03. ASU No. 2015-03 will be effective for reporting periods (including interim periods) beginning after December 15, 2015. ASU No. 2015-03 became effective for Valley on January 1, 2015 and did not have a significant impact on its consolidated financial statements.

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

ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The accounting-related changes became effective for the first interim or annual period beginning after December 15, 2014. The disclosures for certain transactions accounted for as sales are required for interim and annual periods beginning after December 15, 2014. The disclosures for repos, securities lending transactions, and repos-to-maturity accounted for as secured borrowings are required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Valley's repurchase agreements are typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, Valley's adoption of ASU No. 2014-11 on January 1, 2015 did not have a significant impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2015 and December 31, 2014. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2015	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,273	$49,273	$—	$—
U.S. government agency securities	26,529	—	26,529	—
Obligations of states and political subdivisions	43,410	—	43,410	—
Residential mortgage-backed securities	585,791	—	573,202	12,589
Trust preferred securities	8,618	—	6,495	2,123
Corporate and other debt securities	73,484	17,963	55,521	—
Equity securities	20,469	1,338	19,131	—
Total available for sale	807,574	68,574	724,288	14,712
Loans held for sale (1)(2)	4,533	—	4,533	—
Other assets (3)	23,982	—	23,982	—
Total assets	$836,089	$68,574	$752,803	$14,712
Liabilities
Other liabilities (3)	$41,801	$—	$41,801	$—
Total liabilities	$41,801	$—	$41,801	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$9,642	$—	$—	$9,642
Loan servicing rights	3,023	—	—	3,023
Foreclosed assets (5)	6,429	—	—	6,429
Total	$19,094	$—	$—	$19,094

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $4.5 million and $16.9 million at June 30, 2015 and December 31, 2014, respectively.

(2)
Gains and losses related to the change in the fair value of loans held for sale is included in net gains on sales of loans within the non-interest income category of our consolidated statements of income and totaled a net gain of $53 thousand and $252 thousand for the three months ended June 30, 2015 and 2014, respectively and $153 thousand and $372 thousand for the six months ended June 30, 2015 and 2014, respectively.

(3)	Derivative financial instruments are included in this category.

(4)	Excludes PCI loans.

(5)	Includes covered other real estate owned totaling $2.9 million and $3.2 million at June, 30 2015 and December 31, 2014, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2015 and 2014 are summarized below:

	Available for Sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of the period	$15,468	$26,911	$19,309	$28,523
Total net (losses) gains included in other comprehensive income for the period	(90)	174	(882)	222
Sales	—	—	(2,675)	—
Settlements	(666)	(1,056)	(1,040)	(2,716)
Balance, end of the period	$14,712	$26,029	$14,712	$26,029

No changes in unrealized gains or losses on Level 3 securities held at June 30, 2015 and 2014 were included in earnings during the three and six months ended June 30, 2015 and 2014. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2, during the three and six months ended June 30, 2015 and 2014.

There have been no material changes in the valuation methodologies used at June 30, 2015 from December 31, 2014.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2015:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	4.5 - 18.9%	11.9%
		Default rate	3.2 - 23.2	9.6
		Loss severity	40.2 - 63.4	57.4

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

For the Level 3 available for sale pooled trust preferred securities (consisting of 1 security at June 30, 2015 and 2 securities at December 31, 2014), the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2015 and December 31, 2014 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2015), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2015 and December 31, 2014.

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

Non-performing loans held for sale. At December 31, 2014, non-performing loans held for sale consisted of one commercial real estate loan that was transferred to the loans held for sale account during the first quarter of 2014. At December 31, 2014, the loan was re-measured and reported at fair value based upon a non-binding sale agreement. This sale transaction was completed during the first quarter of 2015.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At June 30, 2015, appraisals were discounted up to 9.1 percent based on specific market data by location and property type. During the quarter ended June 30, 2015, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $1.7 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $2.6 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, collateral dependent impaired loans with a total recorded investment of $10.6 million were reduced by specific valuation allowance allocations totaling $1.0 million to a reported total net carrying amount of $9.6 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2015, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 25 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $245 thousand and $42 thousand for the three months ended June 30, 2015 and 2014, respectively, and $161 thousand and $142 thousand for the six months ended June 30, 2015 and 2014, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were discounted up to 11.6 percent at June 30, 2015. At June 30, 2015, foreclosed assets included $6.4 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended June 30, 2015. The foreclosed assets charge-offs to the allowance for loan losses totaled $434 thousand and $527 thousand for the three months ended June 30, 2015 and 2014, respectively and $891 thousand and $2.0 million for the six months ended June 30, 2015 and 2014, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net loss within non-interest expense of $470 thousand and $75 thousand for the three months ended June 30, 2015 and 2014, respectively, and $482 thousand and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2015 and December 31, 2014 were as follows:

	Fair Value Hierarchy	June 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$266,586	$266,586	$462,569	$462,569
Interest bearing deposits with banks	Level 1	206,619	206,619	367,838	367,838
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,051	150,076	139,121	151,300
U.S. government agency securities	Level 2	13,523	13,802	14,081	14,385
Obligations of states and political subdivisions	Level 2	498,128	512,399	500,018	519,693
Residential mortgage-backed securities	Level 2	965,647	969,548	986,992	998,981
Trust preferred securities	Level 2	79,617	66,468	98,456	86,243
Corporate and other debt securities	Level 2	24,609	27,002	39,648	45,374
Total investment securities held to maturity		1,720,575	1,739,295	1,778,316	1,815,976
Net loans	Level 3	14,377,459	14,104,550	13,371,560	13,085,830
Accrued interest receivable	Level 1	58,278	58,278	57,333	57,333
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	137,229	137,229	133,117	133,117
Financial liabilities
Deposits without stated maturities	Level 1	11,415,142	11,415,142	11,291,648	11,291,648
Deposits with stated maturities	Level 2	2,915,889	2,981,525	2,742,468	2,807,522
Short-term borrowings	Level 1	126,148	126,148	146,781	146,781
Long-term borrowings	Level 2	2,625,116	2,833,408	2,526,408	2,738,122
Junior subordinated debentures issued to capital trusts	Level 2	41,333	43,989	41,252	44,584
Accrued interest payable (2)	Level 1	15,225	15,225	15,526	15,526

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
U.S. Treasury securities	$139,051	$11,025	$—	$150,076
U.S. government agency securities	13,523	279	—	13,802
Obligations of states and political subdivisions:
Obligations of states and state agencies	195,735	7,226	(1,114)	201,847
Municipal bonds	302,393	9,142	(983)	310,552
Total obligations of states and political subdivisions	498,128	16,368	(2,097)	512,399
Residential mortgage-backed securities	965,647	14,280	(10,379)	969,548
Trust preferred securities	79,617	92	(13,241)	66,468
Corporate and other debt securities	24,609	2,393	—	27,002
Total investment securities held to maturity	$1,720,575	$44,437	$(25,717)	$1,739,295
December 31, 2014
U.S. Treasury securities	$139,121	$12,179	$—	$151,300
U.S. government agency securities	14,081	304	—	14,385
Obligations of states and political subdivisions:
Obligations of states and state agencies	197,440	9,410	(412)	206,438
Municipal bonds	302,578	10,955	(278)	313,255
Total obligations of states and political subdivisions	500,018	20,365	(690)	519,693
Residential mortgage-backed securities	986,992	18,233	(6,244)	998,981
Trust preferred securities	98,456	167	(12,380)	86,243
Corporate and other debt securities	39,648	5,726	—	45,374
Total investment securities held to maturity	$1,778,316	$56,974	$(19,314)	$1,815,976

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2015 and December 31, 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$54,550	$(1,033)	$1,888	$(81)	$56,438	$(1,114)
Municipal bonds	44,292	(773)	10,034	(210)	54,326	(983)
Total obligations of states and political subdivisions	98,842	(1,806)	11,922	(291)	110,764	(2,097)
Residential mortgage-backed securities	317,973	(4,516)	166,958	(5,863)	484,931	(10,379)
Trust preferred securities	4,738	(104)	60,285	(13,137)	65,023	(13,241)
Total	$421,553	$(6,426)	$239,165	$(19,291)	$660,718	$(25,717)
December 31, 2014
Obligations of states and political subdivisions:
Obligations of states and state agencies	$4,927	$(50)	$19,050	$(362)	$23,977	$(412)
Municipal bonds	—	—	28,815	(278)	28,815	(278)
Total obligations of states and political subdivisions	4,927	(50)	47,865	(640)	52,792	(690)
Residential mortgage-backed securities	107,357	(563)	276,580	(5,681)	383,937	(6,244)
Trust preferred securities	—	—	66,194	(12,380)	66,194	(12,380)
Total	$112,284	$(613)	$390,639	$(18,701)	$502,923	$(19,314)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2015 was 108 as compared to 57 at December 31, 2014.

The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2015 largely related to several investment grade securities mainly issued by Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at June 30, 2015 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2015.
Management does not believe that any individual unrealized loss as of June 30, 2015 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
During the first quarter of 2015, Valley sold one corporate debt security classified as held to maturity with amortized costs of $9.8 million. See "Realized Gains and Losses" section below for further details regarding this transaction.

As of June 30, 2015, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $974.3 million.
The contractual maturities of investments in debt securities held to maturity at June 30, 2015 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$65,770	$65,782
Due after one year through five years	65,368	69,690
Due after five years through ten years	336,469	353,088
Due after ten years	287,321	281,187
Residential mortgage-backed securities	965,647	969,548
Total investment securities held to maturity	$1,720,575	$1,739,295
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.6 years at June 30, 2015.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
U.S. Treasury securities	$51,052	$7	$(1,786)	$49,273
U.S. government agency securities	25,862	667	—	26,529
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,040	—	(106)	10,934
Municipal bonds	33,323	40	(887)	32,476
Total obligations of states and political subdivisions	44,363	40	(993)	43,410
Residential mortgage-backed securities	591,342	3,184	(8,735)	585,791
Trust preferred securities*	10,587	—	(1,969)	8,618
Corporate and other debt securities	72,897	1,428	(841)	73,484
Equity securities	21,022	689	(1,242)	20,469
Total investment securities available for sale	$817,125	$6,015	$(15,566)	$807,574
December 31, 2014
U.S. Treasury securities	$51,063	$2	$(1,622)	$49,443
U.S. government agency securities	33,163	748	(86)	33,825
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,160	—	(24)	11,136
Municipal bonds	33,340	127	(552)	32,915
Total obligations of states and political subdivisions	44,500	127	(576)	44,051
Residential mortgage-backed securities	643,382	5,854	(4,960)	644,276
Trust preferred securities*	23,194	296	(2,953)	20,537
Corporate and other debt securities	73,585	1,645	(1,218)	74,012
Equity securities	21,071	671	(916)	20,826
Total investment securities available for sale	$889,958	$9,343	$(12,331)	$886,970

*	Includes two and three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at June 30, 2015 and December 31, 2014, respectively.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2015 and December 31, 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2015
U.S. Treasury securities	$48,332	$(1,786)	$—	$—	$48,332	$(1,786)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,934	(106)	—	—	10,934	(106)
Municipal bonds	20,525	(651)	11,053	(236)	31,578	(887)
Total obligations of states and political subdivisions	31,459	(757)	11,053	(236)	42,512	(993)
Residential mortgage-backed securities	252,728	(2,742)	177,821	(5,993)	430,549	(8,735)
Trust preferred securities	—	—	8,618	(1,969)	8,618	(1,969)
Corporate and other debt securities	17,878	(91)	37,142	(750)	55,020	(841)
Equity securities	136	(15)	14,417	(1,227)	14,553	(1,242)
Total	$350,533	$(5,391)	$249,051	$(10,175)	$599,584	$(15,566)
December 31, 2014
U.S. Treasury securities	$—	$—	$48,504	$(1,622)	$48,504	$(1,622)
U.S. government agency securities	—	—	5,442	(86)	5,442	(86)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	11,136	(24)	11,136	(24)
Municipal bonds	13,337	(426)	14,637	(126)	27,974	(552)
Total obligations of states and political subdivisions	13,337	(426)	25,773	(150)	39,110	(576)
Residential mortgage-backed securities	57,543	(121)	244,910	(4,839)	302,453	(4,960)
Trust preferred securities	2,210	(117)	12,085	(2,836)	14,295	(2,953)
Corporate and other debt securities	27,500	(294)	28,269	(924)	55,769	(1,218)
Equity securities	158	(41)	14,769	(875)	14,927	(916)
Total	$100,748	$(999)	$379,752	$(11,332)	$480,500	$(12,331)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2015 was 142 as compared to 96 at December 31, 2014.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2015 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses for trust preferred securities at June 30, 2015 for more than twelve months in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $10.6 million and a fair value of $8.6 million. One of the two pooled trust preferred securities had a unrealized loss of $1.3 million and an investment grade rating at June 30, 2015. The second pooled trust preferred security had a non-investment grade rating and was initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized in 2009 and 2011, and is not accruing interest. All of the single-issuer trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2015.
Management does not believe that any individual unrealized loss as of June 30, 2015 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
As of June 30, 2015, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $225.6 million.
The contractual maturities of investment securities available for sale at June 30, 2015 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$500	$500
Due after one year through five years	64,469	65,586
Due after five years through ten years	78,693	76,336
Due after ten years	61,099	58,892
Residential mortgage-backed securities	591,342	585,791
Equity securities	21,022	20,469
Total investment securities available for sale	$817,125	$807,574
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at June 30, 2015 was 4.5 years.
Other-Than-Temporary Impairment Analysis

Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including two pooled trust preferred securities), corporate bonds, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2015 and 2014. At June 30, 2015, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $12.7 million and $12.6 million, respectively, while one previously impaired pooled trust preferred security had a combined amortized cost and fair value of $2.8 million and $2.1 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three and six months ended June 30, 2015 and 2014. Additionally, one previously impaired pooled trust preferred security was sold during the first quarter of 2015 for an immaterial gain. See the table and discussion below for additional information.
The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$6,421	$9,792	$8,947	$9,990
Accretion of credit loss impairment due to an increase in expected cash flows	(34)	(110)	(178)	(308)
Sales	—	—	(2,382)	—
Balance, end of period	$6,387	$9,682	$6,387	$9,682

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
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Sales transactions:
Gross gains	$—	$—	$3,274	$—
Gross losses	—	—	(947)	—
	$—	$—	$2,327	$—
Maturities and other securities transactions:
Gross gains	$40	$7	$129	$8
Gross losses	(132)	—	(132)	(9)
	$(92)	$7	$(3)	$(1)
Total (losses) gains on securities transactions, net	$(92)	$7	$2,324	$(1)

Valley recognized gross gains from sales transactions of investment securities totaling $3.3 million for the six months ended June 30, 2015 due to the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million. These transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. Additionally, Valley recognized $947 thousand of gross losses during the six months ended June 30, 2015 due to the sale of mostly trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities were due to a one-time investment portfolio re-balancing during the first quarter due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the one-time sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million at December 31, 2014. During the first quarter of 2015, one of the two securities was redeemed by the issuer and the other security was sold prior to its issuer's call date in April 2015. Both of the securities transactions resulted in an immaterial aggregate net trading loss for the six months ended June 30, 2015 which was included in the other non-interest income category of our consolidated statements of income. Net trading losses were also immaterial for the three and six months ended June 30, 2014. Interest income on trading securities totaled $213 thousand for the six months ended June 30, 2015 and $291 thousand and $581 thousand for the three and six months ended June 30, 2014, respectively.

Note 8. Loans

The detail of the loan portfolio as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$2,111,032	$259,762	$2,370,794	$1,959,927	$277,371	$2,237,298
Commercial real estate:
Commercial real estate	5,771,813	928,613	6,700,426	5,053,742	978,448	6,032,190
Construction	533,281	50,257	583,538	476,094	53,869	529,963
Total commercial real estate loans	6,305,094	978,870	7,283,964	5,529,836	1,032,317	6,562,153
Residential mortgage	2,559,131	89,561	2,648,692	2,419,044	96,631	2,515,675
Consumer:
Home equity	391,793	87,234	479,027	400,136	91,609	491,745
Automobile	1,198,035	29	1,198,064	1,144,780	51	1,144,831
Other consumer	343,737	10,785	354,522	298,389	11,931	310,320
Total consumer loans	1,933,565	98,048	2,031,613	1,843,305	103,591	1,946,896
Total non-covered loans	12,908,822	1,426,241	14,335,063	11,752,112	1,509,910	13,262,022
Covered loans:
Commercial and industrial	—	1,237	1,237	—	13,813	13,813
Commercial real estate	—	82,723	82,723	—	128,691	128,691
Construction	—	2,530	2,530	—	3,171	3,171
Residential mortgage	—	55,389	55,389	—	60,697	60,697
Consumer	—	3,352	3,352	—	5,519	5,519
Total covered loans	—	145,231	145,231	—	211,891	211,891
Total loans	$12,908,822	$1,571,472	$14,480,294	$11,752,112	$1,721,801	$13,473,913

Total non-covered loans are net of unearned discount and deferred loan fees totaling $2.1 million and $9.0 million at June 30, 2015 and December 31, 2014, respectively. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $1.5 billion and $165.2 million at June 30, 2015, respectively, and $1.6 billion and $253.7 million at December 31, 2014, respectively.

There were no sales of loans from the held for investment portfolio during the three and six months ended June 30, 2015 and 2014.

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

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$309,858	$209,865	$336,208	$223,799
Accretion	(27,757)	(17,509)	(54,107)	(31,443)
Net decrease in expected cash flows	—	(70,014)	—	(70,014)
Balance, end of period	$282,101	$122,342	$282,101	$122,342

The net decrease in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the life of the individual pools. The net decrease during the three and six months ended June 30, 2014 was mainly due to an increase in the expected repayment speeds for certain pools of non-covered PCI loans during the second quarter of 2014.

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

Changes in the FDIC loss-share receivable for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of the period	$7,608	$31,257	$13,848	$32,757
Discount accretion of the present value at the acquisition dates	44	12	87	23
Effect of additional cash flows on covered loans (prospective recognition)	—	(2,104)	(4,072)	(3,960)
Decrease in the provision for losses on covered loans	—	(4,417)	—	(4,417)
Other reimbursable expenses	314	990	412	1,503
Payments to/reimbursements from the FDIC	201	(2,859)	(1,753)	(4,283)
Other	237	(2,192)	(118)	(936)
Balance, end of the period	$8,404	$20,687	$8,404	$20,687
The aggregate effect of changes in the FDIC loss-share receivable was an increase in non-interest income of $595 thousand for the three months ended June 30, 2015 as compared to a reduction of $7.7 million for the three months ended June 30, 2014, and net reductions in non-interest income totaling $3.3 million and $7.8 million for six months ended June 30, 2015 and 2014, respectively. The reduction (in both the receivable and non-interest income) during the six months ended June 30, 2015 was mainly caused by the increase in our prospective recognition of the effect of additional cash flows from certain pooled loans during the first quarter of 2015. There were no additional cash flows on pooled loans during the second quarter of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $349.5 million and $345.1 million at June 30, 2015 and December 31, 2014, respectively.
Commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. Both Valley originated and purchased commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Loans generally involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets.
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
Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at June 30, 2015. Unsecured consumer loans totaled approximately $21.5 million and $31.4 million, including $7.2 million and $7.6 million of credit card loans, at June 30, 2015 and December 31, 2014, respectively.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at June 30, 2015 and December 31, 2014:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2015
Commercial and industrial	$1,080	$475	$226	$9,019	$10,800	$2,100,232	$2,111,032
Commercial real estate:
Commercial real estate	1,542	2,182	133	21,760	25,617	5,746,196	5,771,813
Construction	404	—	—	4,775	5,179	528,102	533,281
Total commercial real estate loans	1,946	2,182	133	26,535	30,796	6,274,298	6,305,094
Residential mortgage	4,690	1,280	3,014	17,269	26,253	2,532,878	2,559,131
Consumer loans:
Home equity	575	234	—	1,784	2,593	389,200	391,793
Automobile	1,767	305	134	—	2,206	1,195,829	1,198,035
Other consumer	98	105	26	71	300	343,437	343,737
Total consumer loans	2,440	644	160	1,855	5,099	1,928,466	1,933,565
Total	$10,156	$4,581	$3,533	$54,678	$72,948	$12,835,874	$12,908,822
December 31, 2014
Commercial and industrial	$1,630	$1,102	$226	$8,467	$11,425	$1,948,502	$1,959,927
Commercial real estate:
Commercial real estate	8,938	113	49	22,098	31,198	5,022,544	5,053,742
Construction	448	—	3,988	5,223	9,659	466,435	476,094
Total commercial real estate loans	9,386	113	4,037	27,321	40,857	5,488,979	5,529,836
Residential mortgage	6,200	3,575	1,063	17,760	28,598	2,390,446	2,419,044
Consumer loans:
Home equity	761	282	—	2,022	3,065	397,071	400,136
Automobile	1,902	391	126	90	2,509	1,142,271	1,144,780
Other consumer	319	91	26	97	533	297,856	298,389
Total consumer loans	2,982	764	152	2,209	6,107	1,837,198	1,843,305
Total	$20,198	$5,554	$5,478	$55,757	$86,987	$11,665,125	$11,752,112

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at June 30, 2015 and December 31, 2014:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
June 30, 2015
Commercial and industrial	$6,728	$18,111	$24,839	$30,242	$3,724
Commercial real estate:
Commercial real estate	30,139	47,068	77,207	81,357	4,344
Construction	12,120	4,599	16,719	21,713	338
Total commercial real estate loans	42,259	51,667	93,926	103,070	4,682
Residential mortgage	7,691	15,198	22,889	24,839	1,427
Consumer loans:
Home equity	269	4,444	4,713	4,814	818
Total consumer loans	269	4,444	4,713	4,814	818
Total	$56,947	$89,420	$146,367	$162,965	$10,651
December 31, 2014
Commercial and industrial	$6,579	$21,645	$28,224	$33,677	$4,929
Commercial real estate:
Commercial real estate	29,784	44,713	74,497	77,007	5,342
Construction	14,502	2,299	16,801	20,694	160
Total commercial real estate loans	44,286	47,012	91,298	97,701	5,502
Residential mortgage	6,509	15,831	22,340	24,311	1,629
Consumer loans:
Home equity	235	2,911	3,146	3,247	465
Total consumer loans	235	2,911	3,146	3,247	465
Total	$57,609	$87,399	$145,008	$158,936	$12,525
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$25,530	$211	$34,698	$290
Commercial real estate:
Commercial real estate	75,688	894	93,123	924
Construction	11,485	126	19,061	154
Total commercial real estate loans	87,173	1,020	112,184	1,078
Residential mortgage	22,566	249	26,473	402
Consumer loans:
Home equity	4,607	38	1,427	29
Total consumer loans	4,607	38	1,427	29
Total	$139,876	$1,518	$174,782	$1,799

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$26,898	$457	$40,707	$659
Commercial real estate:
Commercial real estate	77,098	1,380	95,321	1,569
Construction	14,063	276	19,348	298
Total commercial real estate loans	91,161	1,656	114,669	1,867
Residential mortgage	22,206	499	26,988	662
Consumer loans:
Home equity	4,049	68	1,253	42
Total consumer loans	4,049	68	1,253	42
Total	$144,314	$2,680	$183,617	$3,230
Interest income recognized on a cash basis (included in the table above) was immaterial for the three and six months ended June 30, 2015 and 2014.
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
Performing TDRs (not reported as non-accrual loans) totaled $97.6 million and $97.7 million as of June 30, 2015 and December 31, 2014, respectively. Non-performing TDRs totaled $17.6 million and $19.4 million as of June 30, 2015 and December 31, 2014, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and six months ended June 30, 2015 and 2014. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2015 and 2014, respectively.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	6	$1,947	$1,922	3	$1,469	$1,469
Commercial real estate:
Commercial real estate	3	1,562	1,573	3	689	710
Construction	1	500	1,190	1	457	457
Total commercial real estate	4	2,062	2,763	4	1,146	1,167
Residential mortgage	2	1,098	1,097	4	2,325	2,273
Consumer	1	1,081	1,079	1	132	132
Total	13	$6,188	$6,861	12	$5,072	$5,041

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	12	$3,531	$3,412	7	$7,682	$7,056
Commercial real estate:
Commercial real estate	4	6,562	6,573	10	16,596	15,641
Construction	1	500	1,190	3	5,784	5,782
Total commercial real estate	5	7,062	7,763	13	22,380	21,423
Residential mortgage	3	1,378	1,373	4	2,325	2,323
Consumer	1	1,081	1,079	1	132	132
Total	21	$13,052	$13,627	25	$32,519	$30,934

The majority of the TDR concessions made during the three and six months ended June 30, 2015 and 2014 involved an extension of the loan term. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $1.0 million and $2.3 million at June 30, 2015 and 2014, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. Partial loan charge-offs related to loans modified as TDRs in the table above totaled $861 thousand during the six months ended June 30, 2014. There were no charge-offs related to TDR modifications during the three and six months ended June 30, 2015 and the second quarter of 2014.

There were no non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2015.
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at June 30, 2015 and December 31, 2014.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
June 30, 2015
Commercial and industrial	$2,001,803	$63,578	$45,651	$—	$2,111,032
Commercial real estate	5,615,035	47,022	109,756	—	5,771,813
Construction	515,119	1,022	14,963	2,177	533,281
Total	$8,131,957	$111,622	$170,370	$2,177	$8,416,126
December 31, 2014
Commercial and industrial	$1,865,472	$50,453	$44,002	$—	$1,959,927
Commercial real estate	4,903,185	40,232	110,325	—	5,053,742
Construction	455,145	1,923	16,482	2,544	476,094
Total	$7,223,802	$92,608	$170,809	$2,544	$7,489,763
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2015 and December 31, 2014:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2015
Residential mortgage	$2,541,862	$17,269	$2,559,131
Home equity	390,009	1,784	391,793
Automobile	1,198,035	—	1,198,035
Other consumer	343,666	71	343,737
Total	$4,473,572	$19,124	$4,492,696
December 31, 2014
Residential mortgage	$2,401,284	$17,760	$2,419,044
Home equity	398,114	2,022	400,136
Automobile	1,144,690	90	1,144,780
Other consumer	298,292	97	298,389
Total	$4,242,380	$19,969	$4,262,349

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2015 and December 31, 2014.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
June 30, 2015
Commercial and industrial	$249,905	$11,094	$260,999
Commercial real estate	997,614	13,722	1,011,336
Construction	51,875	912	52,787
Residential mortgage	142,068	2,882	144,950
Consumer	97,209	4,191	101,400
Total	$1,538,671	$32,801	$1,571,472
December 31, 2014
Commercial and industrial	$272,027	$19,157	$291,184
Commercial real estate	1,091,784	15,355	1,107,139
Construction	52,802	4,238	57,040
Residential mortgage	153,789	3,539	157,328
Consumer	103,686	5,424	109,110
Total	$1,674,088	$47,713	$1,721,801
Other real estate owned totaled $19.9 million at June 30, 2015 and included foreclosed residential real estate properties totaling $6.4 million. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $13.5 million at June 30, 2015.

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

The following table summarizes the allowance for credit losses at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$102,635	$102,153
Allowance for covered loans	200	200
Total allowance for loan losses	102,835	102,353
Allowance for unfunded letters of credit	2,052	1,934
Total allowance for credit losses	$104,887	$104,287

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$4,382	$—	$4,382	$4,949
Provision for covered loans	—	(5,671)	—	(5,671)
Total provision for loan losses	4,382	(5,671)	4,382	(722)
Provision for unfunded letters of credit	118	—	118	(951)
Total provision for credit losses	$4,500	$(5,671)	$4,500	$(1,673)

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$44,893	$41,656	$4,092	$4,972	$7,018	$102,631
Loans charged-off (1)	(3,226)	(2,590)	(339)	(1,194)	—	(7,349)
Charged-off loans recovered	1,986	690	130	365	—	3,171
Net charge-offs	(1,240)	(1,900)	(209)	(829)	—	(4,178)
Provision for loan losses	(1,939)	4,429	1,172	1,399	(679)	4,382
Ending balance	$41,714	$44,185	$5,055	$5,542	$6,339	$102,835
Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$49,932	$38,382	$6,979	$4,107	$7,309	$106,709
Loans charged-off (1)	(1,340)	(2,032)	(212)	(1,167)	—	(4,751)
Charged-off loans recovered (2)	4,420	1,468	157	721	—	6,766
Net recoveries (charge-offs)	3,080	(564)	(55)	(446)	—	2,015
Provision for loan losses	(4,591)	(2,551)	94	1,707	(330)	(5,671)
Ending balance	$48,421	$35,267	$7,018	$5,368	$6,979	$103,053

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Six Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off (1)	(3,979)	(2,740)	(388)	(1,908)	—	(9,015)
Charged-off loans recovered	3,037	1,150	244	684	—	5,115
Net charge-offs	(942)	(1,590)	(144)	(1,224)	—	(3,900)
Provision for loan losses	(1,020)	2,935	106	1,587	774	4,382
Ending balance	$41,714	$44,185	$5,055	$5,542	$6,339	$102,835
Six Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off (1)	(9,954)	(6,522)	(275)	(2,239)	—	(18,990)
Charged-off loans recovered (2)	4,964	2,805	236	1,143	—	9,148
Net charge-offs	(4,990)	(3,717)	(39)	(1,096)	—	(9,842)
Provision for loan losses	1,860	(3,359)	(729)	2,105	(599)	(722)
Ending balance	$48,421	$35,267	$7,018	$5,368	$6,979	$103,053

(1)	Includes covered loans charge-offs totaling $749 thousand for both the three and six months ended June 30, 2014. There were no covered loan charge-offs during 2015.

(2)	Included covered loans recoveries totaling $462 thousand for both the three and six months ended June 30, 2014. There were no covered loan recoveries during 2015.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2015 and December 31, 2014.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$3,724	$4,682	$1,427	$818	$—	$10,651
Collectively evaluated for impairment	37,820	39,503	3,598	4,724	6,339	91,984
Loans acquired with discounts related to credit quality	170	—	30	—	—	200
Total	$41,714	$44,185	$5,055	$5,542	$6,339	$102,835
Loans:
Individually evaluated for impairment	$24,839	$93,926	$22,889	$4,713	$—	$146,367
Collectively evaluated for impairment	2,086,193	6,211,168	2,536,242	1,928,852	—	12,762,455
Loans acquired with discounts related to credit quality	260,999	1,064,123	144,950	101,400	—	1,571,472
Total	$2,372,031	$7,369,217	$2,704,081	$2,034,965	$—	$14,480,294
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,929	$5,502	$1,629	$465	$—	$12,525
Collectively evaluated for impairment	38,577	37,338	3,434	4,714	5,565	89,628
Loans acquired with discounts related to credit quality	170	—	30	—	—	200
Total	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans:
Individually evaluated for impairment	$28,224	$91,298	$22,340	$3,146	$—	$145,008
Collectively evaluated for impairment	1,931,703	5,438,538	2,396,704	1,840,159	—	11,607,104
Loans acquired with discounts related to credit quality	291,184	1,164,179	157,328	109,110	—	1,721,801
Total	$2,251,111	$6,694,015	$2,576,372	$1,952,415	$—	$13,473,913

Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2014	$20,517	$168,922	$252,900	$133,553	$575,892
Goodwill from business combinations	—	450	869	323	1,642
Balance at June 30, 2015	$20,517	$169,372	$253,769	$133,876	$577,534

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
Goodwill from business combinations, in the table above, represents the effect of the combined adjustments to the estimated fair values of the acquired assets (including core deposits presented in the table below) and liabilities as of the acquisition date related to the acquisition of the 1st United (see Note 2 for further details). There was no impairment of goodwill during the three and six months ended June 30, 2015 and 2014.
The following table summarizes other intangible assets as of June 30, 2015 and December 31, 2014:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2015
Loan servicing rights	$74,969	$(56,657)	$(431)	$17,881
Core deposits	43,384	(30,086)	—	13,298
Other	4,374	(2,447)	—	1,927
Total other intangible assets	$122,727	$(89,190)	$(431)	$33,106
December 31, 2014
Loan servicing rights	$72,154	$(51,708)	$(592)	$19,854
Core deposits	46,694	(29,916)	—	16,778
Other	4,591	(2,448)	—	2,143
Total other intangible assets	$123,439	$(84,072)	$(592)	$38,775

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. See the "Assets and Liabilities Measured at Fair Value on a Non-recurring Basis" section of Note 6 for additional information regarding the fair valuation and impairment of loan servicing rights.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 19 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2015 and 2014.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2015 through 2019:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2015	$2,720	$1,579	$218
2016	4,248	2,648	233
2017	3,324	2,120	220
2018	2,533	1,767	193
2019	1,857	1,497	181

Valley recognized amortization expense on other intangible assets, including net impairment charges and net recoveries of impairment charges on loan servicing rights, totaling approximately $2.1 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $4.5 million and $4.7 million for six months ended June 30, 2015 and 2014, respectively.
Note 11. Stock–Based Compensation

Valley has one active employee equity plan, the 2009 Long-Term Stock Incentive Plan (as amended, the “Employee Stock Incentive Plan”), administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant incentive awards to officers and key employees of Valley, whose substantial contributions are essential to the continued growth and success of Valley. As of June 30, 2015, 2.6 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

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

Valley awarded time-based restricted stock totaling 33 thousand shares and 18 thousand shares during the three months ended June 30, 2015 and 2014, respectively, and 492 thousand shares and 441 thousand shares during the six months ended June 30, 2015 and 2014, respectively, to both executive officers and key employees of Valley. Valley also awarded 313 thousand shares of performance-based RSUs and 240 thousand shares of performance-based restricted stock during the six months ended June 30, 2015 and 2014, respectively, to certain executive officers. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met.

The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The non-performance based awards have vesting periods ranging from three to six years. Generally, the restrictions on such awards lapse at an annual or bi-annual rate of one-third of the total award commencing with the first or second anniversary of the date of grant, respectively. The average grant date fair value of non-performance and performance-based restricted stock awarded during the six months ended June 30, 2015 was $9.25 and $8.98 per share, respectively.

Valley recorded stock-based compensation expense of $2.0 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively and $4.5 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2015, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $17.3 million and will be recognized over an average remaining vesting period of approximately 4 years.
Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $189.9 million as of June 30, 2015. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $132.0 million, or 69.5 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of June 30, 2015, Valley had a $726 thousand liability related to the standby letters of credit.
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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2015			December 31, 2014
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$1,958	$23,628	$1,007,000	$2,229	$19,302	$1,007,000
Fair value hedge interest rate swaps	5,167	1,378	133,309	6,257	1,482	133,406
Total derivatives designated as hedging instruments	$7,125	$25,006	$1,140,309	$8,486	$20,784	$1,140,406
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$16,756	$16,753	$500,473	$12,464	$12,455	$378,849
Mortgage banking derivatives	101	42	16,499	37	91	40,857
Total derivatives not designated as hedging instruments	$16,857	$16,795	$516,972	$12,501	$12,546	$419,706

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,699)	$(1,664)	$(3,328)	$(3,312)
Amount of gain (loss) recognized in other comprehensive income	1,895	(8,368)	(7,016)	(14,666)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three and six months ended June 30, 2015 and 2014. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $16.7 million and $14.5 million at June 30, 2015 and December 31, 2014, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $9.9 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Derivative - interest rate swaps:
Interest income	$157	$(49)	$103	$(73)
Interest expense	(3,832)	2,856	(1,091)	5,832
Hedged item - loans, deposits and long-term borrowings:
Interest income	$(157)	$49	$(103)	$73
Interest expense	3,840	(2,859)	1,059	(5,800)

During the three and six months ended June 30, 2015 and 2014, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley recognized a net reduction to interest expense of $100 thousand for the six months ended June 30, 2014 related to Valley’s fair value hedges on brokered time deposits, which include net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$70	$(43)	$108	$(216)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of June 30, 2015, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $9.9 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At June 30, 2015, Valley had $40.5 million in collateral posted with its counterparties.
Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
June 30, 2015
Assets:
Interest rate caps and swaps	$23,881	$—	$23,881	$(7,166)	$—		$16,715
Liabilities:
Interest rate caps and swaps	$41,759	$—	$41,759	$(7,166)	$(34,593)		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$436,759	$—	$436,759	$(7,166)	$(429,593)		$—
December 31, 2014
Assets:
Interest rate caps and swaps	$20,950	$—	$20,950	$(8,504)	$—		$12,446
Liabilities:
Interest rate caps and swaps	$33,239	$—	$33,239	$(8,504)	$(24,735)		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$428,239	$—	$428,239	$(8,504)	$(419,735)		$—

*	Represents fair value of non-cash pledged investment securities.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2015 and December 31, 2014 .

	June 30, 2015	December 31, 2014
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$34,508	$36,009
Other tax credit investments, net	58,517	66,023
Total tax credit investments, net	$93,025	$102,032
Other Liabilities:
Unfunded affordable housing tax credit commitments	$8,080	$8,800
Unfunded other tax credit commitments	418	418
Total unfunded tax credit commitments	$8,498	$9,218

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	1,383	2,591	3,114	3,984
Other tax credit investment credits and tax benefits	4,903	3,496	8,521	6,684
Total reduction in income tax expense	$6,286	$6,087	$11,635	$10,668
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$296	$778	973	1,218
Affordable housing tax credit investment impairment losses	40	2,514	528	2,514
Other tax credit investment losses	493	684	790	1,082
Other tax credit investment impairment losses	3,682	1,826	6,716	4,704
Total amortization of tax credit investments recorded in non-interest expense	$4,511	$5,802	$9,007	$9,518
Note 16. Business Segments
The information under the caption “Business Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014, include, but are not limited to:

•	weakness or an unexpected decline in the U.S. economy, in particular in New Jersey, the New York Metropolitan area (including Long Island) and Florida;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	less than expected cost savings from long-term borrowings that mature from 2015 to 2018;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

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

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments or other factors;

•	unanticipated credit deterioration in our loan portfolio;

•	lower than expected cash flows from purchased credit-impaired loans;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	an unexpected decline in real estate values within our market areas;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

•	future goodwill impairment due to changes in our business, changes in market conditions, or other factors;

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

•
failure to obtain shareholder or regulatory approval for the merger of CNLBancshares, Inc. (CNLBancshares) with Valley or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe;

•	the inability to realize expected revenue synergies from the proposed CNLBancshares merger or the recent 1st United Bancorp, Inc. (1st United) merger in the amounts or in the timeframe anticipated;

•	costs or difficulties relating to CNLBancshares integration matters might be greater than expected;

•	inability to retain customers and employees, including those of CNLBancshares and 1st United; and

•	other unexpected material adverse changes in our operations or earnings.
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

Executive Summary

Company Overview. At June 30, 2015, Valley had consolidated total assets of approximately $19.3 billion, total net loans of $14.4 billion, total deposits of $14.3 billion and total shareholders’ equity of $2.0 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island and southeast and central Florida. Of our current 224 branch network, 72 percent, 19 percent and 9 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions. Our most recent acquisition of 1st United during November 2014 provided Valley its first locally positioned access to Florida's high growth market through 1st United's experienced management team and a 20 branch network covering some of the most attractive urban banking markets in Florida.

In May 2015, we announced our entry into a merger agreement with CNLBancshares and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida. CNLBanchshares has approximately $1.4 billion in assets, $833 million in loans and $1.1 billion in deposits and maintains a branch network of 16 offices. The proposed merger will expand Valley's Florida branch network to 36 offices, strengthen Valley's existing southeast and central Florida footprint and expand Valley's branch network into desirable new markets within southwest and northeast Florida. We believe our ability to quickly integrate 1st United's systems into Valley during the first quarter of 2015 and our experienced Florida team allowed us to act quickly on this attractive opportunity to continue the expansion of Valley's presence in many of the best urban markets of Florida.
The common shareholders of CNLBancshares will receive 0.75 of a share of Valley common stock for each CNLBancshares share they own, subject to adjustment in the event Valley’s average stock price falls below $8.80 or rises above $10.13 prior to closing. The transaction is valued at an estimated $207 million, based on Valley’s closing stock price on May 22, 2015 (and includes the stock consideration of $16.2 million that will be paid to CNLBancshares stock option holders). The acquisition is expected to close in the fourth quarter of 2015, subject to regulatory approvals, CNLBancshares shareholder approval and other customary closing conditions.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014 for more details regarding our acquisition of 1st United and other past merger activity.
Quarterly Results. Net income for the second quarter of 2015 was $32.0 million, or $0.14 per diluted common share, compared to $29.5 million, or $0.15 per diluted common share, for the second quarter of 2014. The $2.5 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $18.8 million increase in our net interest income mostly due to higher average loan balances (due to both acquired loans and organic growth) and the prepayment of $275 million of high cost long-term borrowings in the fourth quarter of 2014, (ii) a $7.7 million increase in non-interest income mostly caused by changes in our FDIC loss-share receivable due to the expiration of certain FDIC loss-sharing agreements in March 2015, partially offset by (iii) a $13.1 million increase in non-interest expense mostly due to higher salary and employee benefit expense and net occupancy and equipment expense related to the November 2014 acquisition of 1st United, and to a much lesser extent, costs incurred related to the proposed acquisition of CNLBancshares and (iv) an increase of $10.2 million in the provision for credit losses due, in part, to a $5.7 million credit to the provision for covered loans in the second quarter of 2014 caused by a decrease in the additional estimated credit losses for certain covered loan pools, as well as a $4.5 million provision for non-covered loans and unfunded letters of credit during the second quarter of 2015. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense," and "Allowance for Credit Losses" sections below for more details on the items above impacting our second quarter 2015 results, as well as other items discussed elsewhere in this MD&A.

Economic Overview and Indicators. During the second quarter of 2015, real gross domestic product (GDP) grew at a 2.3 percent annual rate after advancing 0.6 percent in the first quarter of 2015. Consumer spending of both goods and services advanced compared to the first quarter of 2015. Business investment also grew, albeit at a slower pace compared to the previous quarter. Volatility in financial markets increased in the second quarter of 2015 driven partly by international events in Europe and China.

The labor market continued to improve as job growth remained strong and signs of wage pressure grew. The civilian unemployment rate ended the quarter at 5.4 percent. However, there are some indicators that suggest an underutilization of labor resources has persisted, in particular the U6 level of unemployment, which includes marginally attached workers plus total employed part time for economic reasons.

The pace of U.S. existing home sales accelerated as compared to the first quarter of 2015. Home sales remain on pace to surpass five million units sold this year. Home sales are expected to maintain pace through the second half of 2015 as market conditions remain generally favorable and signs that first-time homebuyers are returning to the market.

Consumer spending accelerated in the second quarter of 2015. Sales of motor vehicles and parts rebounded from the first quarter of 2015 which was most likely held down by unusually severe weather. Spending activity should expand moderately through the second half of the 2015 as real disposable income remains bolstered by relatively low energy prices. Equity and home prices continued to advance, which should also support consumer spending moving forward.

At the Federal Reserve’s Open Market Committee (the “Committee”) meeting in July 2015, the members maintained a target range of zero to 0.25 percent for its federal funds rate. In determining how long to maintain current policy, the Committee will assess both realized and expected progress toward its objectives of maximum employment and two percent inflation. The Committee continued its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions. The Committee has also continued to emphasize that any change in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the second quarter at 2.12 percent, 18 basis points higher than compared to March 31, 2015. The spread between the 2- and 10-year U.S. Treasury note yields ended the second quarter of 2015 at 1.51 percent, 13 basis points wider than at March 31, 2015 and 60 basis points narrower than at June 30, 2014.

During the second quarter of 2015, interest rates for residential mortgages increased modestly as compared to the second half of 2014. Despite the increase in mortgage interest rates, our residential mortgage loan originations increased over 48 percent during the second quarter of 2015 as compared to the linked first quarter largely due to the successful promotion of our fixed low cost $499 mortgage refinance program. We continued to see demand for commercial real estate loans in all of our primary markets, and construction loans mostly within the New York City Metropolitan area during the second quarter of 2015. Commercial and industrial loan customer demand was mostly soft during the second quarter largely due to seasonality within the existing portfolio. Although we remain guardedly optimistic regarding the direction of the economy and our current loan growth prospects, the current low interest rate environment and the underutilization of the labor market may continue to challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
Selected Economic Indicators:	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014

Unemployment rate:
U.S.	5.30%	5.50%	5.60%	5.90%	6.10%
New York Metro Region*	5.60%	6.50%	5.60%	6.30%	6.70%
New Jersey	6.10%	6.50%	6.20%	6.50%	6.60%
New York	5.50%	5.70%	5.20%	5.20%	6.60%
Florida	5.50%	5.70%	5.60%	6.10%	6.20%
Miami-Fort Lauderdale Metro Region	5.60%	5.30%	5.60%	6.60%	6.40%

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	($ in millions)
Personal income:
New Jersey	NA	$520,328	$514,301	$509,563	$507,339
New York	NA	$1,145,645	$1,125,667	$1,116,714	$1,109,298
Florida	NA	$875,451	$862,595	$853,465	$847,539
New consumer bankruptcies:
New Jersey	NA	0.10%	0.11%	0.11%	0.13%
New York	NA	0.05%	0.06%	0.06%	0.08%
Florida	NA	0.10%	0.11%	0.11%	0.13%
Change in home prices:
U.S.	1.10%	0.10%	(0.10)%	(0.10)%	0.90%
New York Metro Region*	1.80%	1.82%	0.25%	(0.31)%	(0.01)%
Florida	2.2%	1.78%	2.38%	0.48%	2.24%
New consumer foreclosures:
New Jersey	NA	0.06%	0.07%	0.07%	0.07%
New York	NA	0.06%	0.04%	0.03%	0.04%
Florida	NA	0.05%	0.07%	0.07%	0.07%
Homeowner vacancy rates:
New Jersey	1.80%	1.80%	1.60%	1.40%	1.70%
New York	1.90%	2.20%	2.20%	1.70%	1.40%
Florida	1.90%	2.20%	2.80%	2.30%	2.40%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.
Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $784.3 million, or 23.2 percent on an annualized basis, to $14.3 billion at June 30, 2015 from March 31, 2015 largely due to a $648.0 million increase in total commercial real estate loans. The commercial real estate loan growth, totaling 39 percent on an annualized basis, resulted from both organic growth and the purchase of loan participations totaling over $477 million in our local market. A portion of the purchased loans is expected to qualify as part of Valley's continuous effort to meet the credit needs of certain borrowers under Community Reinvestment Act (CRA). Additionally, the majority of the purchase loans are seasoned loans with expected shorter durations. Higher volumes within residential mortgage loans, automobile loans and other consumer loans also contributed to the second quarter growth, as total outstanding balances in these categories increased by $62.9 million, $35.1 million and $32.7 million, or 9.7 percent, 12.1 percent, and 40.7 percent, on an annualized basis, respectively. During the second quarter of 2015, Valley sold approximately $14.1 million of residential mortgage loans originated for sale. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $145.2 million, or 1.0 percent of our total loans, at June 30, 2015 as compared to $183.7 million, or 1.3 percent, at March 31, 2015 mainly due to normal collection and prepayment activity.
See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. All of the loans acquired from 1st United in the fourth quarter of 2014 are accounted for as PCI loans. As of June 30, 2015, PCI loans totaled $1.6 billion and represented approximately 10.9 percent of our total loan portfolio.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans decreased to 0.50 percent at June 30, 2015 compared to 0.71 percent at March 31, 2015 largely due to a decrease in loans past due 30 to 59 days. The decrease of $21.0 million in loans past due 30 to 59 days was largely due to better performance across most loan types. However, commercial and industrial loans and commercial real estate loans past due 30 to 59 days decreased partially due to a $3.1 million loan charge-off and a $1.1 million loan reclassification to non-accrual status, respectively, during the second quarter of 2015. Non-accrual loans moderately decreased to $54.7 million, or 0.38 percent of our entire loan portfolio of $14.5 billion, at June 30, 2015 as compared to $57.5 million, or 0.42 percent of total loans, at March 31, 2015. Overall, our non-performing assets decreased by 0.6 percent to $72.8 million at June 30, 2015 as compared to $73.2 million at March 31, 2015 largely due to the decline in non-accrual loans.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the somewhat unpredictable direction of the U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of June 30, 2015. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the second quarter of 2015 remained relatively unchanged as compared to the first quarter of 2015. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended June 30, 2015, while savings, NOW and money market accounts were 50 percent and time deposits were 20 percent. Overall, average deposits totaling $14.2 billion for the second quarter of 2015 increased by $89.8 million as compared to the first quarter of 2015 due, in large part, to increased organic retail volumes in non-interest bearing deposits and time deposits. Time deposits grew mainly due to the success of several new retail promotions for certificates of deposit during the second quarter of 2015.

Average short-term borrowings increased $127.0 million, or 99.2 percent to $255.1 million for the three months ended June 30, 2015 as compared to the first quarter of 2015 mostly due to a $124.2 million increase in short-term FHLB advances used for liquidity and loan funding purposes prior to our issuance of $100 million of 4.55% subordinated debentures (the "notes") and $115 million of Valley's Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock”) in June 2015.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) totaled approximately $2.6 billion for both the second and first quarters of 2015. Ending balances of long-term borrowings increased $96.0 million at June 30, 2015 as compared to March 31, 2015 primarily due to the aforementioned issuance of $100 million of notes. The new subordinated note issuance was mainly intended to replace our $100 million of 5 percent subordinated notes which matured and were repaid in July 2015. The new notes qualify as total risk-based (Tier 2) regulatory capital, while the matured notes were no longer allowable as Tier 2 capital at June 30, 2015 due to their short remaining duration.

At June 30, 2015, our long-term borrowings continued to include approximately $1.7 billion of relatively high cost borrowings (mostly from the Federal Home Loan Bank of New York) that begin to mature in the third quarter of 2015 through the end of 2018. These maturities, with an average cost of 3.89 percent, are likely to substantially decrease the level of our funding costs over such periods and beyond, dependent on the level of market interest rates and our ability to obtain similar types and amounts of debt instruments.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Return on average assets	0.67%	0.72%	0.66%	0.78%
Return on average shareholders’ equity	6.75	7.54	6.62	8.14
Return on average tangible shareholders’ equity (ROATE)	9.96	10.68	9.81	11.59

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Net income	$31,991	$29,520	$62,332	$63,355
Average shareholders’ equity	1,896,209	1,566,829	1,883,054	1,555,796
Less: Average goodwill and other intangible assets	(611,474)	(461,316)	(612,510)	(462,285)
Average tangible shareholders’ equity	$1,284,735	$1,105,513	$1,270,544	$1,093,511
Annualized ROATE	9.96%	10.68%	9.81%	11.59%

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

Net Interest Income
Net interest income on a tax equivalent basis totaling $138.1 million for the second quarter of 2015 increased $4.1 million and $18.7 million as compared to the first quarter of 2015 and second quarter of 2014, respectively. Interest income on a tax equivalent basis increased $4.8 million to $177.7 million for the second quarter of 2015 as compared to the first quarter of 2015 largely due to a $574.5 million increase in average loans (mostly driven by the late April purchase of multi-family loan participations totaling over $477 million) and a 3 basis point increase in the yield on average loans, partially offset by a 42 basis point decline in the yield of taxable investment securities. The yield on average loans for the second quarter of 2015 included higher fee income from derivative interest rate swaps executed with commercial lending customers, as well as additional interest income from certain closed ("zero-balance") PCI loan pools. Interest expense also increased $678 thousand to $39.6 million for the three months ended June 30, 2015 as compared to the first quarter of 2015. The increase in interest expense was primarily driven by a 5 basis point increase in the cost of long-term borrowings caused, in part, by additional interest expense related to Valley's new $100 million issuance of 4.55% subordinated notes during June 2015 (primarily to replace $100 million of 5 percent subordinated notes which matured in July 2015) and one more day during the second quarter of 2015.
Average interest earning assets increased to $17.1 billion for the second quarter of 2015 as compared to approximately $14.6 billion for the second quarter of 2014 largely due to organic and purchased loan growth over the last twelve month period, and the loans and investments totaling $1.2 billion and $224.0 million, respectively, acquired in the acquisition of 1st United on November 1, 2014. The broad-based loan growth within several loan categories since June 30, 2014 was largely supplemented by over $574 million in purchases of loan participations in multi-family loans from a local third party originator during the first six months of 2015. Compared to the first quarter of 2015, average interest earning assets increased by $423.9 million from $16.7 billion largely due to the aforementioned purchased loan participations, as well as strong organic origination volumes in commercial real estate, residential mortgage, automobile and other consumer loans during the second quarter of 2015. As a result of the loan growth, average loans increased $574.5 million, while our excess liquidity in the form of average federal funds sold and other interest bearing deposits (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) decreased $108.5 million and our average investments declined $73.2 million due to normal payments and prepayments from the first quarter of 2015.
Average interest bearing liabilities increased $1.7 billion to $12.7 billion for the second quarter of 2015 as compared to the second quarter of 2014 mainly due to deposits and short-term borrowings totaling $1.4 billion and $16.8 million, respectively, assumed in the acquisition of 1st United during the fourth quarter of 2014, retail time deposit campaigns in the fourth quarter of 2014 and second quarter of 2015, and a substantial increase in our use of brokered money market accounts as a low cost funding source for loan growth and other liquidity needs since the second quarter of 2014. Compared to the first quarter of 2015, average interest bearing liabilities increased $107.8 million in the second quarter of 2015 mostly due to the increased use of short-term FHLB advances for liquidity and loan funding and an increase in time deposits from the aforementioned retail campaign, partially offset by lower saving, NOW and money market account balances.
The net interest margin on a tax equivalent basis of 3.22 percent for the second quarter of 2015 increased 2 basis points as compared to linked first quarter of 2015, and decreased by 5 basis points from 3.27 percent for the three months ended June 30, 2014. The yield on average interest earning assets also increased by two basis points on a linked quarter basis. The higher yield was mainly a result of the aforementioned increase in the yield on average loans to 4.47 percent for the second quarter of 2015 which was largely caused by an increase in periodic fee income from derivative interest rate swap transactions with commercial loan customers, to facilitate the risk management strategies of both Valley and its customers, and additional income from certain closed PCI loan pools. New and refinanced loan volumes actually remained at relatively low interest rates as compared to the overall yield of our loan portfolio. The level of yields on new loans was negatively impacted by the low market interest rates caused not only from the Fed's current monetary policy, but also from intense competition in our markets for quality commercial customers. Additionally, our higher yielding PCI loan portfolio declined $77.7 million, or 4.7 percent from March 31, 2015 to approximately $1.6 billion at June 30, 2015 due to normal repayment and prepayment activity. During the second quarter, our yield on average taxable investment securities declined by 42 basis points from 2.92 percent for the first quarter of 2015 largely due to increased premium amortization expense on certain mortgage-backed securities caused by higher principal repayments.

The overall cost of average interest bearing liabilities increased by 1 basis point from 1.24 percent in the linked first quarter of 2015 primarily due to the aforementioned 5 basis point increase in the cost of average long-term borrowings and one more day during the second quarter. Our cost of total deposits was 0.40 percent for the second quarter of 2015, and was unchanged as compared to the three months ended March 31, 2015.

Potential future loan growth from solid loan demand in our primary markets has continued into the early stages of the third quarter of 2015 and is anticipated to positively impact our future net interest income. However, our margin continues to face the risk of compression in the future due to the relatively low level of interest rates on most interest earning asset alternatives and further repayment of higher yielding interest earning assets. We believe that the maturity of a large portion of our high interest rate borrowings during the next 36 months (including the maturity of our $100 million of 5.0 percent subordinated notes on July 15, 2015) will mitigate some of the margin compression risk. Additionally, we entered into several forward starting interest rate swap derivative transactions during 2013 to hedge the risk of an increase in current market interest rates before the maturity of such borrowings. See Note 13 to the consolidated financial statements for additional information on our derivative hedging transactions.

The following table reflects the components of net interest income for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$14,143,580	$158,169	4.47%	$13,569,031	$150,488	4.44%	$11,745,817	$136,344	4.64%
Taxable investments (3)	2,214,976	13,849	2.50	2,285,155	16,671	2.92	2,223,374	17,099	3.08
Tax-exempt investments (1)(3)	537,777	5,531	4.11	540,838	5,557	4.11	564,123	5,692	4.04
Federal funds sold and other interest bearing deposits	235,353	146	0.25	343,875	220	0.26	68,066	27	0.16
Total interest earning assets	17,131,686	177,695	4.15	16,738,899	172,936	4.13	14,601,380	159,162	4.36
Allowance for loan losses	(104,446)			(104,381)			(109,585)
Cash and due from banks	281,877			435,276			261,433
Other assets	1,798,802			1,783,224			1,561,967
Unrealized losses on securities available for sale, net	320			(2,993)			(26,827)
Total assets	$19,108,239			$18,850,025			$16,288,368
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$7,076,104	$5,911	0.33%	$7,143,643	$5,995	0.34%	$5,648,655	$4,530	0.32%
Time deposits	2,792,637	8,128	1.16	2,757,077	7,974	1.16	2,146,171	6,683	1.25
Total interest bearing deposits	9,868,741	14,039	0.57	9,900,720	13,969	0.56	7,794,826	11,213	0.58
Short-term borrowings	255,097	207	0.32	128,085	94	0.29	354,653	304	0.34
Long-term borrowings (4)	2,582,616	25,331	3.92	2,569,864	24,836	3.87	2,837,849	28,228	3.98
Total interest bearing liabilities	12,706,454	39,577	1.25	12,598,669	38,899	1.24	10,987,328	39,745	1.45
Non-interest bearing deposits	4,331,647			4,209,827			3,587,292
Other liabilities	173,929			171,775			146,919
Shareholders’ equity	1,896,209			1,869,754			1,566,829
Total liabilities and shareholders’ equity	$19,108,239			$18,850,025			$16,288,368
Net interest income/interest rate spread (5)		$138,118	2.90%		$134,037	2.89%		$119,417	2.91%
Tax equivalent adjustment		(1,941)			(1,951)			(1,998)
Net interest income, as reported		$136,177			$132,086			$117,419
Net interest margin (6)			3.18%			3.16%			3.22%
Tax equivalent effect			0.04%			0.04%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.22%			3.20%			3.27%

The following table reflects the components of net interest income for the six months ended June 30, 2015 and 2014:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$13,857,893	$308,657	4.45%	$11,682,061	$267,430	4.58%
Taxable investments (3)	2,249,872	30,520	2.71	2,221,125	35,345	3.18
Tax-exempt investments (1)(3)	539,299	11,088	4.11	566,528	11,363	4.01
Federal funds sold and other interest bearing deposits	289,314	366	0.25	64,162	54	0.17
Total interest earning assets	16,936,378	350,631	4.14	14,533,876	314,192	4.32
Allowance for loan losses	(104,414)			(112,369)
Cash and due from banks	358,153			268,006
Other assets	1,791,057			1,588,944
Unrealized losses on securities available for sale, net	(1,327)			(32,955)
Total assets	$18,979,847			$16,245,502
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$7,109,687	$11,906	0.33%	$5,554,805	$8,811	0.32%
Time deposits	2,774,955	16,102	1.16	2,154,223	13,215	1.23
Total interest bearing deposits	9,884,642	28,008	0.57	7,709,028	22,026	0.57
Short-term borrowings	191,942	301	0.31	367,285	622	0.34
Long-term borrowings (4)	2,576,275	50,167	3.89	2,837,060	56,111	3.96
Total interest bearing liabilities	12,652,859	78,476	1.24	10,913,373	78,759	1.44
Non-interest bearing deposits	4,271,074			3,604,660
Other liabilities	172,860			171,673
Shareholders’ equity	1,883,054			1,555,796
Total liabilities and shareholders’ equity	$18,979,847			$16,245,502
Net interest income/interest rate spread (5)		$272,155	2.90%		$235,433	2.88%
Tax equivalent adjustment		(3,892)			(3,990)
Net interest income, as reported		$268,263			$231,443
Net interest margin (6)			3.17%			3.18%
Tax equivalent effect			0.04%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.21%			3.24%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2015 Compared to June 30, 2014			Six Months Ended June 30, 2015 Compared to June 30, 2014
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$26,969	$(5,144)	$21,825	$48,633	$(7,406)	$41,227
Taxable investments	(64)	(3,186)	(3,250)	452	(5,277)	(4,825)
Tax-exempt investments*	(269)	108	(161)	(555)	280	(275)
Federal funds sold and other interest bearing deposits	97	22	119	273	39	312
Total increase (decrease) in interest income	26,733	(8,200)	18,533	48,803	(12,364)	36,439
Interest Expense:
Savings, NOW and money market deposits	1,186	195	1,381	2,581	514	3,095
Time deposits	1,905	(460)	1,445	3,634	(747)	2,887
Short-term borrowings	(82)	(15)	(97)	(278)	(43)	(321)
Long-term borrowings and junior subordinated debentures	(2,508)	(389)	(2,897)	(5,090)	(854)	(5,944)
Total increase (decrease) in interest expense	501	(669)	(168)	847	(1,130)	(283)
Total increase (decrease) in net interest income	$26,232	$(7,531)	$18,701	$47,956	$(11,234)	$36,722

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Trust and investment services	$2,576	$2,244	$5,070	$4,686
Insurance commissions	4,130	4,491	8,335	8,989
Service charges on deposit accounts	5,263	5,636	10,553	11,387
(Losses) gains on securities transactions, net	(92)	7	2,324	(1)
Fees from loan servicing	1,642	1,786	3,245	3,456
Gains on sales of loans, net	422	679	1,020	1,592
Gains on sales of assets, net	200	276	481	128
Bank owned life insurance	1,618	1,614	3,382	3,022
Change in FDIC loss-share receivable	595	(7,711)	(3,325)	(7,787)
Other	3,846	3,512	7,760	7,800
Total non-interest income	$20,200	$12,534	$38,845	$33,272

Insurance commissions decreased $361 thousand and $654 thousand for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, respectively, mainly due to lower volumes of business generated by the Bank's all-line insurance agency subsidiary.

Service charges on deposit accounts decreased $373 thousand and $834 thousand for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 mostly due to general decreases in service charges on checking accounts, ATM fees and overdraft fees. Generally, the decline in these fees largely relates to better account management by our customers as well as certain limitations imposed on our customer account-based fees driven by bank regulations.

Net gains on securities transactions increased $2.3 million for the six months ended June 30, 2015 as compared with the same period in 2014 mostly due to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million during the first quarter of 2015. The sales of these securities were primarily due to a one-time investment portfolio re-balancing during the first quarter due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the one-time sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end.
The net change in the fair value of loans held for sale for the three and six months ended June 30, 2015 and 2014 did not have a material impact on the net losses and gains on sale of loans during these periods. Due to the current level of market interest rates and level of consumer demand, we do not expect a material change in our gains on sales of residential mortgage loans originated for sale during the third quarter of 2015 as compared to the second quarter of 2015. Our decision to either sell or retain our mortgage loan production is dependent upon, among other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A above and the fair valuation of our loans held for sale at Note 6 of the consolidated financial statements.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our previous FDIC-assisted transactions. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $595 thousand net increase and $3.3 million net reduction in non-interest income for the three and six months ended June 30, 2015, respectively. The majority of the reduction in both the receivable and non-interest income during the first half of 2015 relates to the prospective adjustment to the receivable related to better than originally estimated cash flows on certain pools of covered loans since the acquisition date. There was no reduction in non-interest income related to additional cash flows on pooled loans during the second quarter of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.

See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Salary and employee benefits expense	$54,574	$47,094	$111,286	$95,182
Net occupancy and equipment expense	22,132	17,973	44,332	38,697
FDIC insurance assessment	4,012	3,393	7,804	6,680
Amortization of other intangible assets	2,096	2,346	4,489	4,697
Professional and legal fees	4,059	4,384	7,400	8,062
Amortization of tax credit investments	4,511	5,802	9,007	9,518
Advertising	1,631	533	3,360	1,150
Telecommunications expense	2,045	1,643	4,051	3,349
Other	12,352	11,185	23,801	23,117
Total non-interest expense	$107,412	$94,353	$215,530	$190,452

Salary and employee benefits expense increased $7.5 million and $16.1 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 largely due to increases in salary expense and related payroll taxes, cash bonus accruals, stock-based incentive compensation expense, 401(k) plan expense, and employee medical insurance expense. The higher salary expenses were mainly due to additional staffing expenses related to our acquisition of 1st United on November 1, 2014. Our health care expenses increased by $1.2 million and $1.4 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods one year ago due, in part, to the acquisition of 1st United. However, our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses can fluctuate based on our plan experience into the foreseeable future. For the three months ended June 30, 2015, salary and employee benefits expense decreased $2.1 million as compared to $56.7 million for the first quarter of 2015 largely due to staffing reductions that resulted from the February 2015 conversion of our Florida data systems acquired from 1st United.

Net occupancy and equipment expenses increased $4.2 million and $5.6 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 mainly due to higher rental expense caused by the 1st United acquisition, as well as an increase in periodic repairs and maintenance expenses.

FDIC insurance assessments increased $619 thousand and $1.1 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 largely due to growth resulting from the acquisition of the 1st United, as well as increases in our balance sheet caused by solid loan growth over last twelve month period.

Amortization of tax credit investments decreased $1.3 million and $511.0 thousand for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 mostly due to higher valuation write-downs of affordable housing tax credit investments during the second quarter of 2014 which are infrequent in nature. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 15 for more details regarding our tax credit investments.

Advertising expense increased $1.1 million and $2.2 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases were mainly driven by an increase in the promotion of the $499 residential mortgage refinance program in New Jersey, New York and Florida due to the relatively low level of mortgage interest rates, as well as promotional television commercials in both English and Spanish.

Other non-interest expense increased $1.2 million for the three months ended June 30, 2015 as compared to the same quarter in 2014 partly due to higher data processing and insurance expenses as well as net OREO losses as compared to net OREO gains during the second quarter of 2014. Other significant components of other non-interest expense include service fees, debit card expenses, postage, stationery, and title search fees which all fluctuated by immaterial amounts as compared to three months ended June 30, 2015.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 68.69 percent and 70.18 percent for the three and six months ended June 30, 2015, respectively as compared to 72.61 percent and 71.95 percent for the same periods in 2014. The decrease our efficiency ratio as compared to both periods in 2014 was mainly caused by an increase in net interest income. However, our efficiency ratio is negatively impacted by the amortization of tax credit investments within our non-interest expense that result in tax credits that reduce our income tax expense. Additionally, our non-interest income was reduced by the changes in the FDIC loss-share receivable during the six months ended June 30, 2015 and the three and six months ended June 30, 2014 largely due to prospective reductions in the receivable related to additional cash flows from certain loan pools under commercial loss-sharing agreements expiring in March 2015. If the impact of the amortization of tax credit investments and the change in the FDIC loss-share receivable totaling $12.3 million and $7.8 million for the six months ended June 30, 2015 and 2014, respectively, were excluded, our efficiency ratio would have been 66.53 percent and 66.40 percent, respectively, for the same periods of 2015 and 2014.

We believe the efficiency ratio, which is a non-GAAP financial measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Branch Efficiency Plan

We, like many of our competitors, have experienced a significant decline in branch foot traffic as the emergence of self-service technology continues to reshape the banking industry. In response to these shifts in customer preference we have invested in new delivery channels and systems that will modernize the branch banking experience. Mobile banking, remote deposit, interactive ATMs, online account opening, video tellers, cash recyclers and enhanced online services are part of our modernization plan and will redefine the traditional banking experience at Valley over the next several years.
We periodically evaluate the operational efficiency of our entire branch network (consisting of 119 leased and 105 owned office locations at June 30, 2015), in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.
As a result of our reviews and the evolution of banking in general, we are pursuing a plan to close and consolidate 13 branch locations during the second half of 2015. These branches, representing approximately 6 percent of Valley’s current branch network, consist of 12 New Jersey locations and 1 New York City location, and are a mix of leased and owned properties. Non-cash impairment charges and other branch closing costs (mainly related to contract obligations) are expected to be immaterial. Valley estimates that the plan will result in an annualized reduction of approximately $4.3 million in ongoing operating expenses and the plan is expected to be fully executed by the end of 2015.
We will continue to monitor our branch network and emerging industry trends for additional opportunities to consolidate and “right size” branches in an effort to optimize our customer delivery channels in response to customer demand.

Income Taxes

Income tax expense was $12.5 million for the three months ended June 30, 2015 reflecting an effective tax rate of 28.1 percent, as compared to $12.3 million for the first quarter of 2015 reflecting an effective tax rate of 28.8 percent and $11.8 million for the second quarter of 2014 reflecting an effective tax rate of 28.5 percent. The effective tax rate was relatively unchanged for the respective periods, and within the expected range of 27 percent to 29 percent.

Income tax expense was $24.7 million and $12.6 million for the six months ended June 30, 2015 and 2014, respectively. The effective rate increased 11.8 percent to 28.4 percent for the six months ended June 30, 2015 as compared to 16.6 percent for the same period in 2014 largely due to a $8.3 million tax benefit recorded as a component of total income tax expense during the first quarter of 2014 related to the completion of a tax examination.

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

The following tables present the financial data for each business segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,599,430	$9,544,150	$2,988,106	$—	$17,131,686
Income (loss) before income taxes	7,481	44,468	3,113	(10,597)	44,465
Annualized return on average interest earning assets (before tax)	0.65%	1.86%	0.42%	N/A	1.04%

	Three Months Ended June 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,064,267	$7,681,550	$2,855,563	$—	$14,601,380
Income (loss) before income taxes	5,671	34,327	5,261	(3,988)	41,271
Annualized return on average interest earning assets (before tax)	0.56%	1.79%	0.74%	N/A	1.13%
Consumer Lending

This segment, representing approximately 32.7 percent of our loan portfolio at June 30, 2015, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 18.7 percent of our loan portfolio at June 30, 2015) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 8.3 percent of total loans at June 30, 2015) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average interest earing assets for the three months ended June 30, 2015 increased $535.2 million as compared to the second quarter of 2014 largely due to continued solid organic automobile loan and secured personal lines of credit growth over the last 12-month period, as well as an increase in residential mortgage originations since the fourth quarter of 2014 due to the continued low level of mortgage interest rates and higher retention of such loans for investment purposes. At June 30, 2015, our consumer lending portfolio included $142.1 million of PCI loans (mostly consisting of residential mortgage loans and home equity loans) acquired from 1st United during the fourth quarter of 2014. Additionally, we supplemented our organic originations with the purchase of approximately $47.8 million in loan purchases from third party originators during the first six months of 2015.

Income before income taxes increased $1.8 million to $7.5 million for the second quarter of 2015 as compared to $5.7 million for the same quarter of 2014 largely due to a $2.8 million increase in net interest income for the second quarter of 2015. The net interest income expansion as compared to the same period one year ago was mainly due to higher average loan balances. The increase in net interest income was partially offset by a $1.1 million increase in the provision for loan losses as compared to the second quarter of 2014.

The net interest margin decreased 8 basis points to 2.64 percent for the second quarter of 2015 as compared to the same quarter one year ago as a result of 23 basis point decrease in yield on average loans partially offset by a 15 basis point decrease in the costs associated with our funding sources. The decrease in yield on average loans was largely caused by new and refinanced loan volumes that remain at relatively low interest rates as compared to the overall yield of our loan portfolio. The decrease in our cost of funds was was primarily driven by the prepayment of $275 million in high cost long-term borrowings in December 2014, which had a combined weighted average interest rate of 4.52 percent.
Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.4 billion and represented 16.4 percent of the total loan portfolio at June 30, 2015. Commercial real estate loans and construction loans totaled $7.3 billion and represented 50.9 percent of the total loan portfolio at June 30, 2015.

Average interest earning assets for the three months ended June 30, 2015 increased $1.9 billion as compared to the same quarter of 2014. This increase was largely attributable to the $1.2 billion of PCI loans acquired from 1st United in November 2014 and our purchase of participations in multi-family loans (mostly in New York City) totaling over $574 million during the first half of 2015. A sizable portion of the purchased loans are expected to qualify for CRA purposes. The remaining growth in average loans as compared to the second quarter of 2014 mostly resulted from demand across many segments of commercial real estate borrowers in our markets over the last twelve months, supplemented by solid production from our Florida lending team since the 1st United acquisition in November 2014.

For the three months ended June 30, 2015, income before income taxes increased $10.1 million to $44.5 million as compared to the same quarter in 2014 mostly due an increase in net interest income coupled with an increase in non-interest income, partially offset by increases in the provision for credit losses, non-interest expense and internal transfer expense. Net interest income increased $18.5 million to $97.6 million for the second quarter of 2014 as compared to the same quarter of 2014 largely due to the increase in average loans. Non-interest income increased $8.4 million as compared to the second quarter of 2014 due, in part, the aggregate effect of changes in the FDIC loss-share receivable. The provision for credit losses increased $9.1 million to $1.9 million for the second quarter of 2015 as compared to the negative (credit) provision of $7.1 million same quarter of 2014. The negative provision in the second quarter of 2014 was largely due to a $5.7 million credit to our provision for losses on covered loans resulting from lower additional estimated credit losses on certain loan pools, as well as improved loss experience in the portfolio. Non-interest expense and internal transfer expense increased $2.5 million and $5.3 million, respectively, during the second quarter of 2015 as compared to the same quarter in 2014.

The net interest margin decreased 3 basis point to 4.1 percent for the second quarter of 2015 as compared to the same quarter one year ago as a result of a 18 basis point decline in yield on average loans partially offset by a 15 basis points decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding PCI loan repayments over the last 12 month period.
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

Average investments increased $132.5 million during the second quarter of 2015 as compared to the same quarter in 2014 primarily due to a $167.3 million increase in average federal funds sold and other interest bearing deposits balances, offset by some normal run-off within the investment portfolios. The increase in our excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) was mainly caused by strong retail deposit volumes mostly over the last nine month period and the timing and growth of new loan originations.

For the quarter ended June 30, 2015, income before income taxes decreased approximately $2.1 million to $3.1 million compared to $5.3 million for the same quarter in 2014 mostly due to a $2.5 million decrease in net interest income. The decrease in net interest income was largely due to increased premium amortization expense on certain mortgage-backed securities caused by higher principal repayments, the purchases of new investments at lower current market yields and a greater mix of average investments held in low yielding overnight deposits to fund loan growth.

The net interest margin decreased 44 basis points to 1.75 percent for the second quarter of 2015 as compared to the same quarter one year ago largely due to a 59 basis point decrease in the yield on investments, partially offset by a 15 basis points decrease in costs associated with our funding sources.
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

The loss before income taxes for the corporate segment increased $6.6 million to $10.6 million for the three months ended June 30, 2015 as compared to $4.0 million for the three months ended June 30, 2014 mainly due to a $10.7 million increase in non-interest expense largely related to increases in several general expense categories, including, but not limited to, salaries expense, net occupancy and equipment, advertising expense, and legal expense related to the acquisition of the 1st United, partially offset by a $5.2 million increase in internal transfer income as compared to the second quarter of 2014.
The following tables present the financial data for each business segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,551,725	$9,306,168	$3,078,485	$—	$16,936,378
Income (loss) before income taxes	18,140	78,091	7,672	(16,825)	87,078
Annualized return on average interest earning assets (before tax)	0.80%	1.68%	0.50%	N/A	1.03%

	Six Months Ended June 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,029,898	$7,652,163	$2,851,815	$—	$14,533,876
Income (loss) before income taxes	13,967	58,703	11,127	(7,861)	75,936
Annualized return on average interest earning assets (before tax)	0.69%	1.53%	0.78%	N/A	1.04%
Consumer Lending

Average interest earing assets for the six months ended June 30, 2015 increased $521.8 million as compared to the same period in 2014 largely due to continued solid organic automobile loan and secured personal lines of credit growth over the last 12-month period and higher retention of residential mortgage loan originations for investment purposes. Residential mortgage originations continue to increase since the fourth quarter of 2014 due to the low level of mortgage interest rates. Additionally, we supplemented our organic originations with the purchase of $47.6 million in loan purchases from third party originators during the first half of 2015. These increases were partially offset by a decline in our home equity loan portfolio which is partly the result of a lack of demand from our residential mortgage loan customers.

Income before income taxes increased $4.2 million to $18.1 million for the six months ended June 30, 2015 as compared to $14.0 million for the same period of 2014 mainly caused by an increase of $5.8 million in net interest income after provision for credit losses due to higher average loan balances. The increase was partially negated by increases in both non-interest expense and internal transfer expense. Non-interest expense increased $567 thousand to $29.7 million for the six months ended June 30, 2015 as compared to the same period in 2014. Internal transfer expense increased $723 thousand as compared to the six months ended June 30, 2014.

The net interest margin decreased 4 basis points to 2.72 percent for the six months ended June 30, 2015 as compared to the same period of 2014 as a result of a 19 basis point decrease in yield on average loans largely caused by new and refinanced loan volumes at current interest rates, partially offset by a 15 basis point decrease in costs associated with our funding sources.
Commercial Lending

Average interest earning assets increased $1.7 billion for the six months ended June 30, 2015 as compared to the same period in 2014. This increase was primarily attributable to the aforementioned $1.2 billion of PCI loans acquired from 1st United in November 2014, the purchase of loan participations totaling over $574 million during first half of 2015, and continued loan growth mostly within the non-PCI commercial real estate loan portfolio over the last twelve months.

For the six months ended June 30, 2015, income before income taxes increased $19.4 million to $78.1 million as compared to the same period in 2014 mostly due an increase in net interest income coupled with an increase in non-interest income, partially offset by increases in the provision for credit losses, non-interest expense and internal transfer expense. Net interest income increased $34.2 million to $187.3 million for the six months ended June 30, 2015 as compared to the same period in 2014 largely due to the increase in average loans. Non-interest income increased $4.3 million as compared to the same period in 2014 mainly due to the aggregate effect of changes in the FDIC loss-share receivable. The provision for credit losses related to the commercial portfolios increased $5.6 million to $2.8 million for the six months ended June 30, 2015 as compared to negative (credit) provision of $2.9 million for the same period in 2014. Non-interest expense and internal transfer expense increased $5.1 million and $8.4 million, respectively, for the six months ended June 30, 2015 as compared to the same period in 2014.

The net interest margin increased 3 basis points to 4.0 percent for the six months ended June 30, 2015 as compared to the same period one year ago mainly as a result of a 15 basis points decrease in the cost of our funding sources partially offset by a 12 basis point decline in the yield on average loans. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding PCI loan repayments over the last 12 month period.
Investment Management

Average investments increased $226.7 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to a $225.2 million increase in average federal funds sold and other interest bearing deposits balances. This increase in our excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) was mainly caused by strong retail deposit volumes primarily over the last nine month period and the timing and growth of new loan originations.

For the six months ended June 30, 2015 income before income taxes decreased approximately $3.5 million to $7.7 million compared to the same period in 2014 mostly due to a $3.7 million decrease in net interest income. The decrease in net interest income was mainly driven by normal investment repayments, the purchases of new investments at lower current market yields, and the increased mix of investments held in low yielding overnight deposits for liquidity purposes to fund loan growth.

The net interest margin decreased 4 basis points to 1.87 percent for the six months ended June 30, 2015 as compared to the same period in 2014 largely due to a 55 basis point decrease in the yield on investments, partially offset by a 15 basis points decrease in costs associated with our funding sources.

Corporate and other adjustments

The loss before income taxes for the corporate segment increased $9.0 million to $16.8 million for the six months ended June 30, 2015 as compared to $7.9 million for the same period in 2014 mainly due to a $19.6 million increase in non-interest expense partially offset by an $9.5 million increase in the internal transfer income as compared to six months ended June 30, 2014. The increase in non-interest expense for the six months ended June 30, 2015 was due to increases in several general expense categories, including, but not limited to, salaries expense, net occupancy and equipment, advertising expense and our FDIC insurance assessment as compared to the same period of 2014.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2015. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2015. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2015. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2015 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2015. The model also utilizes an immediate parallel shift in the market interest rates at June 30, 2015.

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

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(9,893)	(1.87)%
+100	(9,696)	(1.83)
–100	(15,706)	(2.96)

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 1.83 percent. Our balance sheet sensitivity to such a move in interest rates at June 30, 2015 increased as compared to March 31, 2015 (which was a decrease of 1.23 percent in net interest income over a 12 month period). Additionally, our current asset sensitivity to a 100 basis point increase in interest rates is impacted in the model by the fact that approximately $1.6 billion of our adjustable rate loans at June 30, 2015 are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. The Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. According, if Valley were to maintain the current 125 basis point spread above the U.S. prime rate, we believe the projected decrease in net interest income under the rising interest rate simulations presented in the table above would be more than mitigated by additional interest income from such loans. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

As noted above, any increase in the Valley prime rate will have an immediate benefit to our interest income in a rising interest rate environment, as we attempt to manage the Bank’s aggregate sensitivity in a manner to mitigate the potential lag in the portfolio's re-pricing. We expect interest income and yield on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at June 30, 2015 that currently pay fixed and receive floating rates, as well as 3 interest rate caps with a total notional value of $225 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps, as well as a large portion of our interest rate caps, negatively impacted our net interest income during both the six months ended June 30, 2015 and 2014. Despite the expiration of two of the three interest rate caps in the third quarter of 2015, we expect this negative trend to continue for the remaining derivatives into the foreseeable future due to the Federal Reserve’s current monetary policies impacting the level of market interest rates. See Note 13 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at June 30, 2015.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.4 billion, representing 8.1 percent of earning assets, at June 30, 2015 and $1.9 billion, representing 11.3 percent of earning assets, at December 31, 2014. Of the $1.4 billion of liquid assets at June 30, 2015, approximately $225.6 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $358.9 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2015) are projected to be approximately $4.2 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal funds, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $12.7 billion and $10.8 billion for the second quarter of 2015 and for the year ended December 31, 2014, respectively, representing 75.0 percent and 71.9 percent of average earning assets for the periods of June 30, 2015 and December 31, 2014, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $775 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at June 30, 2015. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2015, our borrowing capacity under the Federal Reserve's discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (repos). Our short-term borrowings decreased $20.7 million to $126.1 million at June 30, 2015 as compared to December 31, 2014 entirely due to lower repo balance activity. At June 30, 2015 and December 31, 2014, all short-term repos represent customer deposit balances being swept into this vehicle overnight.
Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash, selling securities from its available for sale investment portfolio, as well as potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.

During June 2015, Valley issued $115 million of Preferred Stock and $100 million of notes. Valley used the net proceeds (and other funds) for additional investments in and receivables from its principal subsidiary, Valley National Bank which qualify as regulatory capital.
Investment Securities Portfolio

As of June 30, 2015, we had approximately $1.7 billion and $807.6 million in held to maturity and available for sale investment securities, respectively. During the first quarter of 2015, the two single-issuer bank trust preferred securities classified as trading at December 31, 2014 were either sold or redeemed by the issuer. Both of the securities transactions resulted in an immaterial aggregate net trading loss which is included in the other non-interest income category of our consolidated statements of income for the six months ended June 30, 2015.

At June 30, 2015, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2015.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,269,296	$32,257	$(10,848)	$1,290,705
AA Rated	252,468	8,057	(1,628)	258,897
A Rated	44,590	4,020	—	48,610
Non-investment grade	20,832	10	(953)	19,889
Not rated	133,389	93	(12,288)	121,194
Total investment securities held to maturity	$1,720,575	$44,437	$(25,717)	$1,739,295
Available for sale investment grades:*
AAA Rated	$678,280	$3,450	$(10,570)	$671,160
AA Rated	25,740	797	(1,720)	24,817
A Rated	24,863	23	(204)	24,682
BBB Rated	44,654	669	(1,312)	44,011
Non-investment grade	19,454	572	(1,197)	18,829
Not rated	24,134	504	(563)	24,075
Total investment securities available for sale	$817,125	$6,015	$(15,566)	$807,574

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $133.4 million in investments not rated by the rating agencies with aggregate unrealized losses of $12.3 million at June 30, 2015. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2015, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

No investment securities were BBB rated within the held to maturity portfolio at June 30, 2015 as compared to $33.8 million at March 31, 2015. The decrease in this category was due to the maturity of two trust preferred securities with a total amortized cost of $18.8 million and an upgrade to "A Rated" for one corporate security with amortized cost of $15.0 million during the second quarter of 2015.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three and six months ended June 30, 2015 and 2014 as the collateral supporting much of the investment securities has improved or performed as expected.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,370,794	$2,361,987	$2,237,298	$2,076,512	$2,064,751
Commercial real estate:
Commercial real estate	6,700,426	6,097,017	6,032,190	5,346,818	5,100,442
Construction	583,538	538,937	529,963	457,163	413,262
Total commercial real estate	7,283,964	6,635,954	6,562,153	5,803,981	5,513,704
Residential mortgage	2,648,692	2,585,782	2,515,675	2,436,022	2,461,516
Consumer:
Home equity	479,027	482,265	491,745	435,450	436,360
Automobile	1,198,064	1,162,963	1,144,831	1,091,287	1,021,782
Other consumer	354,522	321,784	310,320	275,834	252,762
Total consumer loans	2,031,613	1,967,012	1,946,896	1,802,571	1,710,904
Total non-covered loans	14,335,063	13,550,735	13,262,022	12,119,086	11,750,875
Covered loans (1)	145,231	183,726	211,891	46,291	62,553
Total loans (2)	$14,480,294	$13,734,461	$13,473,913	$12,165,377	$11,813,428
As a percent of total loans:
Commercial and industrial	16.4%	17.3%	16.6%	17.1%	17.5%
Commercial real estate	50.3%	48.3%	48.7%	47.7%	46.7%
Residential mortgage	18.3%	18.8%	18.7%	20.0%	20.8%
Consumer loans	14.0%	14.3%	14.4%	14.8%	14.5%
Covered loans	1.0%	1.3%	1.6%	0.4%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and residential mortgage loans.

(2)
Total loans are net of unearned discount and deferred loan fees totaling $2.1 million, $9.2 million, $9.0 million, $8.0 million, and $7.3 million at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $784.3 million, or 23.2 percent on an annualized basis, to approximately $14.3 billion at June 30, 2015 from March 31, 2015, despite loan repayments of $39.2 million in our non-covered PCI loan portion of this portfolio. The increase in total non-covered loans was mainly due to strong purchase and organic origination volumes of multi-family loans in the commercial real estate loan portfolio.
Total commercial and industrial loans increased $8.8 million from March 31, 2015 to approximately $2.4 billion at June 30, 2015 due, in part, to new loan demand from both new and existing customers customers within the Florida, New York and New Jersey markets. While these new loan volumes more than offset our normal repayment and refinance activity, including an $8.0 million reduction in the non-covered PCI loan portion of the portfolio, we continued to experience significant market competition for quality credits during the second quarter, as well as some normal summer seasonal declines in loan demand from our customer base.
Total commercial real estate loans (excluding construction loans) increased $603.4 million from March 31, 2015 to $6.7 billion at June 30, 2015. Loan origination volumes and demand were seen across many segments of commercial real estate borrowers in all of our markets, including Florida which accounted for approximately $44.0 million of the second quarter loan growth. The continued organic growth within the commercial real estate portfolio was largely supplemented by our purchase of participations in multi-family loans (mostly in New York City) totaling over $477 million during the second quarter of 2015 (as compared to approximately $97 million during the first quarter of 2015). A sizable portion of the purchased loans are expected to qualify for CRA purposes, and are seasoned loans with expected shorter durations. Each of these purchased participation loans were thoroughly examined by Valley under its normal underwriting criteria to further satisfy ourselves as to their credit quality. Construction loans outstanding totaled $583.5 million at June 30, 2015 and increased $44.6 million , or 33.1 percent on an annualized basis, from March 31, 2015 primarily due to an uptick in new residential construction projects in the New York Metropolitan area.

Total residential mortgage loans increased $62.9 million to approximately $2.6 billion at June 30, 2015 from March 31, 2015 mostly due to a 48.8 percent increase in loan origination volumes as compared to the first quarter of 2015, a higher amount of loan originations retained for investment purposes during the second quarter of 2015. The low level of mortgage interest rates and seasonal demand had a positive impact on the residential mortgage originations volume during the second quarter of 2015. The residential mortgage loan originations totaled approximately $181.2 million for the second quarter of 2015 as compared to $121.8 million and $54.3 million for the first quarter of 2015 and the second quarter of 2014, respectively. During the second quarter of 2015, Valley sold approximately $14.1 million of residential mortgage loans originated for sale.
Total consumer loans increased $64.6 million to $2.0 billion at June 30, 2015 from March 31, 2015 largely due to increases in both the automobile and other consumer loan portfolios during the second quarter of 2015. Automobile loans increased by $35.1 million to $1.2 billion at June 30, 2015 as compared to March 31, 2015 as our new organic loan volumes continued to be solid due to the overall strength of the U.S. auto markets and some positive initial production from our new Florida auto dealer network that now includes 65 dealerships. Valley has achieved its auto loan growth without participation in the subprime auto lending markets. Other consumer loans increased $32.7 million to $354.5 million at June 30, 2015 as compared to $321.8 million at March 31, 2015 mainly due to continued growth and customer usage of collateralized personal lines of credit. However, home equity loans totaling $479.0 million at June 30, 2015 decreased by $3.2 million as compared to March 31, 2015 largely due to normal repayments and the continued lower level of customer demand, despite the relatively favorable low interest rate environment.
With our relatively new access to the strong Florida market, continued commercial real estate loan demand in most of our markets and the low level of long-term market interest rates, we are cautiously optimistic that we will continue to experience solid loan growth. However, we continue to experience strong market competition for high quality commercial credits and we can make no assurances that our total loans will increase, or remain at current levels in the future.

Most of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of loans acquired in our recent acquisition of 1st United (mostly sourced in Florida) and smaller auto and residential mortgage loan portfolios derived from the other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. We are witnessing new loan activity across Valley’s entire geographic footprint, including new loans and strong loan pipelines from our Florida lending operations. However, the New York and Long Island markets continue to account for a disproportionate percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we intend to make further inroads into the Florida lending market, through our prospective acquisition of CNLBancshares headquartered in Orlando, Florida. Additionally, our Florida loan pipeline, consisting predominantly of commercial purpose loans, was over $200 million at June 30, 2015.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans mostly consist of loans acquired in business combinations in 2014 and 2012, including covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements acquired from 1st United. Our covered PCI loan portfolio also includes a small amount of residential mortgage and consumer loans related to our 2010 FDIC-assisted transactions. Our non-covered and covered PCI loan portfolios totaled $1.4 billion and $145.2 million at June 30, 2015, respectively. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, aggregate fair value and expected cash flows.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015		2014
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$1,465,455	$258,441	$661,669	$187,419
Accretion	24,855	(24,855)	11,428	(11,428)
Payments received	(82,468)	—	(59,750)	—
Net decrease in expected cash flows	—	—	—	(77,081)
Other, net	18,398	15,820	(295)	—
Balance, end of the period	$1,426,240	$249,406	$613,052	$98,910
Covered loans:
Balance, beginning of the period	$183,726	$51,417	$73,860	$22,446
Accretion	2,902	(2,902)	6,081	(6,081)
Payments received	(22,119)	—	(23,205)	—
Net increase in expected cash flows	—	—	—	7,067
Transfers to other real estate owned	(1,080)	—	(965)	—
Other, net	(18,398)	(15,820)	5,671	—
Balance, end of the period	$145,031	$32,695	$61,442	$23,432

	Six Months Ended June 30,
	2015		2014
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$1,509,910	$280,766	$710,103	$198,198
Accretion	47,180	(47,180)	22,207	(22,207)
Payments received	(161,108)	—	(118,963)	—
Net decrease in expected cash flows	—	—	—	(77,081)
Other, net	30,258	15,820	(295)	—
Balance, end of the period	$1,426,240	$249,406	$613,052	$98,910
Covered loans:
Balance, beginning of the period	$211,691	$55,442	$89,095	$25,601
Accretion	6,927	(6,927)	9,236	(9,236)
Payments received	(41,666)	—	(39,765)	—
Net increase in expected cash flows	—	—	—	7,067
Transfers to other real estate owned	(1,080)	—	(2,795)	—
Other, net	(30,841)	(15,820)	5,671	—
Balance, end of the period	$145,031	$32,695	$61,442	$23,432

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $200 thousand at June 30, 2015 as compared to $1.1 million at June 30, 2014. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. We reclassified covered PCI loans totaling $18.2 million and $30.5 million for the three and six months ended June 30, 2015, respectively, (included in the "other, net" categories in the tables above) to non-covered PCI loans. The reclassification was due to the expiration of a commercial (i.e., non-single family) loan loss-sharing agreement with the FDIC on December 31, 2014 that was acquired in the 1st United acquisition on November 1, 2014.

Although we recognized additional credit impairment for certain covered pools in 2011 and the lower levels of accretion shown in the table above due to the normal contraction in the PCI loan portfolios year over year, on an aggregate basis the acquired pools of covered and non-covered loans continue to perform better than originally expected at the acquisition dates. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly with a corresponding reduction in non-interest income for the period (see table in the next section below).
FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” in our statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition dates for the FDIC-assisted transactions, we recorded an aggregate FDIC loss-share receivable of $108.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. During the fourth quarter of 2014, we recorded a $7.5 million addition to the FDIC loss-share receivable related to the estimated amounts receivable under loss-sharing agreements acquired from 1st United on November 1, 2014. The FDIC loss-share receivable is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates, accretion of the acquisition date present value discount, and other reimbursable expenses covered by the FDIC loss-sharing agreements will result in an increase in the FDIC loss-share receivable and the immediate recognition of non-interest income in our financial statements, together with an increase in the non-accretable difference. A decrease in expected losses would generally result in a corresponding decline in the FDIC loss-share receivable and the non-accretable difference. Reductions in the FDIC loss-share receivable due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC.

The following table presents changes in the FDIC loss-share receivable for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of the period	$7,608	$31,257	$13,848	$32,757
Discount accretion of the present value at the acquisition dates	44	12	87	23
Effect of additional cash flows on covered loans (prospective recognition)	—	(2,104)	(4,072)	(3,960)
Decrease in the provision for losses on covered loans	—	(4,417)	—	(4,417)
Other reimbursable expenses	314	990	412	1,503
Payments to (reimbursements from) the FDIC	201	(2,859)	(1,753)	(4,283)
Other	237	(2,192)	(118)	(936)
Balance, end of the period	$8,404	$20,687	$8,404	$20,687
The aggregate effect of changes in the FDIC loss-share receivable was an increase in non-interest income of $595 thousand for the three months ended June 30, 2015 as compared to a reduction of $7.7 million for the the second quarter of 2014, and net reductions in non-interest income totaling $3.3 million and $7.8 million for six months ended June 30, 2015 and 2014, respectively. The reduction (in both the receivable and non-interest income) during the six months ended June 30, 2015 was mainly caused by our prospective recognition of the effect of additional cash flows from certain pooled loans. The receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of two aircraft and several automobiles) and non-accrual debt securities at June 30, 2015. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has decreased 24.9 percent over the last 12 month period (as shown in the table below) and remained relatively low as a percentage of the total loan portfolio at June 30, 2015. Past due loans and non-accrual loans in the table below exclude non-covered and covered PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$1,080	$4,472	$1,630	$476	$4,918
Commercial real estate	1,542	4,775	8,938	1,194	3,493
Construction	404	6,577	448	—	3,988
Residential mortgage	4,690	12,498	6,200	8,871	7,865
Consumer	2,440	2,875	2,982	3,741	3,350
Total 30 to 59 days past due	10,156	31,197	20,198	14,282	23,614
60 to 89 days past due:
Commercial and industrial	475	90	1,102	629	783
Commercial real estate	2,182	1,883	113	788	57
Construction	—	—	—	154	5,332
Residential mortgage	1,280	1,782	3,575	2,304	1,989
Consumer	644	837	764	913	788
Total 60 to 89 days past due	4,581	4,592	5,554	4,788	8,949
90 or more days past due:
Commercial and industrial	226	208	226	256	450
Commercial real estate	133	2,792	49	52	2,212
Construction	—	—	3,988	9,833	—
Residential mortgage	3,014	564	1,063	2,057	546
Consumer	160	262	152	278	161
Total 90 or more days past due	3,533	3,826	5,478	12,476	3,369
Total accruing past due loans	$18,270	$39,615	$31,230	$31,546	$35,932
Non-accrual loans: (1)
Commercial and industrial	$9,019	$8,285	$8,467	$7,251	$8,096
Commercial real estate	21,760	24,850	22,098	26,379	32,507
Construction	4,775	5,144	5,223	6,578	6,534
Residential mortgage	17,269	17,127	17,760	17,305	19,190
Consumer	1,855	2,138	2,209	2,380	2,106
Total non-accrual loans	54,678	57,544	55,757	59,893	68,433
Non-performing loans held for sale	—	—	7,130	7,350	7,850
Other real estate owned (OREO) (2)	14,476	13,184	14,249	15,534	14,984
Other repossessed assets	1,510	477	1,232	1,260	1,104
Non-accrual debt securities (3)	2,123	2,030	4,729	4,725	4,527
Total non-performing assets (NPAs)	$72,787	$73,235	$83,097	$88,762	$96,898
Performing troubled debt restructured loans	$97,625	$100,524	$97,743	$107,134	$108,538
Total non-accrual loans as a % of loans	0.38%	0.42%	0.41%	0.49%	0.58%
Total NPAs as a % of loans and NPAs	0.50	0.53	0.61	0.72	0.81
Total accruing past due and non-accrual loans as a % of loans	0.50	0.71	0.65	0.75	0.88
Allowance for losses on non-covered loans as a % of non-accrual loans	187.71	178.00	183.21	169.90	148.97

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $5.4 million, $8.6 million, $9.2 million, $6.2 million and $11.2 million at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $630 thousand, $723 thousand, $621 thousand, $625 thousand and $823 thousand at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30,2014, respectively.

Total NPAs decreased $448 thousand to $72.8 million at June 30, 2015 from March 31, 2015 largely due to a $2.9 million decrease in non-accrual loans, partially offset by increases of $1.3 million and $1.0 million in OREO and other repossessed assets, respectively.

Loans past due 30 to 59 days decreased $21.0 million to $10.2 million at June 30, 2015 as compared to March 31, 2015 mostly due to better performance across most loan types within the category. However, the commercial and industrial loans and commercial real estate loans categories decreased partially due to a $3.1 million loan charge-off and a $1.1 million loan reclassification to non-accrual status, respectively, during the second quarter of 2015. The decrease within the construction category was mostly due to the completion of the renewal underwriting process for one performing matured loan, which was reported in this delinquency category at March 31, 2015.

Loans past due 90 days or more and still accruing decreased $293 thousand to $3.5 million at June 30, 2015 compared to $3.8 million at March 31, 2015 mostly due to a $2.7 million decrease in the commercial mortgage category as a result of the completion of the renewal underwriting process for one performing matured loan, which was reported in this delinquency category at March 31, 2015, partially offset by a $2.5 million increase within the residential mortgage category as compared to the linked quarter caused by a small number of loans.

Non-accrual loans decreased $2.9 million to $54.7 million at June 30, 2015 as compared to $57.5 million at March 31, 2015 mainly due to a $3.1 million decrease within the commercial real estate loan category partly caused by $1.6 million of partial loan charge-offs, a $792 thousand loan payoff and a $624 thousand loan transferred to OREO during the second quarter of 2015, partially offset by the aforementioned $1.1 million loan that migrated from loans past due 30 to 59 days reported at March 31, 2015.

Other repossessed assets increased $1.0 million to $1.5 million at June 30, 2015 as compared to $477 thousand at March 31, 2015. The increase was entirely due to an addition of a one repossessed aircraft during the second quarter of 2015.

OREO properties increased $1.3 million to $14.5 million at June 30, 2015 from $13.2 million at March 31, 2015, due, in part, to the reclassification of $3.2 million of covered OREO properties to the non-covered category due to the expiration of commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) in March 2015. We sold 18 OREO properties with net carrying values of approximately $4.0 million, which were partially offset by $2.3 million of loan collateral transfers (consisting of two residential and two commercial real estate properties) into OREO during the second quarter of 2015. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $13.5 million at June 30, 2015. Although we have experienced an increase in the amount of foreclosures working through the courts, we believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $97.6 million at June 30, 2015 and consisted of 105 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $97.6 million in performing TDRs at June 30, 2015 had a modified weighted average interest rate of approximately 4.76 percent as compared to a pre-modification weighted average interest rate of 5.11 percent.
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

•	tracking both the historical and current levels and trends of classified loans and delinquencies;

•	assessing the nature and trend of loan charge-offs, including those specific to loans internally classified as "special mention," "substandard," or "doubtful";

•	providing specific reserves on impaired loans;

•	evaluating the non-covered PCI loan pools for additional credit impairment subsequent to the acquisition dates; and

•	applying economic outlook factors, assigning specific incremental reserves where necessary.
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

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Average loans outstanding	$14,143,580	$13,569,031	$11,745,817	$13,857,893	$11,682,061
Beginning balance - Allowance for credit losses	$104,565	$104,287	$109,253	$104,287	$117,112
Loans charged-off *:
Commercial and industrial	(3,226)	(753)	(1,340)	(3,979)	(9,954)
Commercial real estate	(1,787)	(77)	(862)	(1,864)	(4,713)
Construction	(803)	(73)	(1,170)	(876)	(1,809)
Residential mortgage	(339)	(49)	(212)	(388)	(275)
Consumer	(1,194)	(714)	(1,167)	(1,908)	(2,239)
	(7,349)	(1,666)	(4,751)	(9,015)	(18,990)
Charged-off loans recovered:
Commercial and industrial	1,986	1,051	4,420	3,037	4,964
Commercial real estate	215	23	556	238	1,893
Construction	475	437	912	912	912
Residential mortgage	130	114	157	244	236
Consumer	365	319	721	684	1,143
	3,171	1,944	6,766	5,115	9,148
Net charge-offs	(4,178)	278	2,015	(3,900)	(9,842)
Provision charged for credit losses	4,500	—	(5,671)	4,500	(1,673)
Ending balance - Allowance for credit losses	$104,887	$104,565	$105,597	$104,887	$105,597
Components of allowance for credit losses:
Allowance for non-covered loans	$102,635	$102,431	$101,942	$102,635	$101,942
Allowance for covered loans	200	200	1,111	200	1,111
Allowance for loan losses	102,835	102,631	103,053	102,835	103,053
Allowance for unfunded letters of credit	2,052	1,934	2,544	2,052	2,544
Allowance for credit losses	$104,887	$104,565	$105,597	$104,887	$105,597
Components of provision for credit losses:
Provision for losses on non-covered loans	$4,382	$—	$—	$4,382	$4,949
Provision for losses on covered loans	—	—	(5,671)	—	(5,671)
Provision for loan losses	4,382	—	(5,671)	4,382	(722)
Provision for unfunded letters of credit	118	—	—	118	(951)
Provision for credit losses	$4,500	$—	$(5,671)	$4,500	$(1,673)

Ratio of net charge-offs of non-covered loans to average loans outstanding	0.12%	(0.01)%	(0.08)%	0.06%	0.16%
Ratio of total net charge-offs to average loans outstanding	0.12	(0.01)	(0.07)	0.06	0.17
Allowance for non-covered loan losses as a % of non-covered loans	0.72	0.76	0.87	0.72	0.87
Allowance for credit losses as a % of total loans	0.72	0.76	0.89	0.72	0.89

*
For both the three and six months ended June 30, 2014, loan charge-offs and charged-off loan recoveries included $749 thousand and $462 thousand, respectively, related to covered loans. There were no loan charge-offs or charged off loan recoveries related to covered loans during the six months ended June 30, 2015. Covered loan charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

For the second quarter of 2015, we recognized net non-covered loan charge-offs of $4.2 million as compared to net recoveries on non-covered loans of $278 thousand and $2.3 million for the first quarter of 2015 and second quarter of 2014, respectively. The increase in net loan charge-offs was largely due to one commercial and industrial loan charge-off totaling $3.1 million during the second quarter of 2015. Total net non-covered loan charge-offs for the first six months of 2015 decreased $5.4 million as compared to $9.6 million for the same period of 2014 due to lower gross loan charge-offs in the commercial loan categories.

During the second quarter of 2015, we recorded a $4.5 million provision for losses on non-covered loans and unfunded letters of credit as compared to no provision recorded for both the first quarter of 2015 and second quarter of 2014. The increase in the provision from the linked first quarter was mainly due to aforementioned increase in non-covered loan charge-off activity, sizable loan growth, a slightly more guarded view of the national and local economy, as well as several other factors that impacted our analysis of the allowance for non-covered loan losses at June 30, 2015.

During the first half of 2015, we recorded no provision for losses on covered loans as compared to a negative provision totaling $5.7 million during the three and six months ended June 30, 2014 related to decreases in the estimated additional credit impairment of certain loan pools subsequent to acquisition.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2015		March 31, 2015		June 30, 2014
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$43,595	1.84%	$46,657	1.98%	$49,883	2.42%
Commercial real estate loans:
Commercial real estate	30,515	0.46%	26,335	0.43%	25,882	0.51%
Construction	13,670	2.34%	15,321	2.84%	9,385	2.27%
Total commercial real estate loans	44,185	0.61%	41,656	0.63%	35,267	0.64%
Residential mortgage loans	5,025	0.19%	4,062	0.16%	6,989	0.28%
Consumer loans:
Home equity	1,649	0.34%	1,588	0.33%	1,188	0.27%
Auto and other consumer	3,894	0.25%	3,384	0.23%	4,180	0.33%
Total consumer loans	5,543	0.27%	4,972	0.25%	5,368	0.31%
Unallocated	6,339	—	7,018	—	6,979	—
Allowance for non-covered loans and unfunded letters of credit	104,687	0.73%	104,365	0.77%	104,486	0.89%
Allowance for covered loans	200	0.14%	200	0.11%	1,111	1.78%
Total allowance for credit losses	$104,887	0.72%	$104,565	0.76%	$105,597	0.89%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.73 percent at June 30, 2015 as compared to 0.77 percent and 0.89 percent at March 31, 2015 and June 30, 2014, respectively. At June 30, 2015, our allowance allocations for losses as a percentage of total loans in several loan categories moderately increased as compared to March 31, 2015 due, in part, to a higher level of net loan charge-offs during the second quarter, as well as a slightly more cautious outlook for the U.S. economy at June 30, 2015. Despite these negative factors, our total loan delinquencies and internally classified loans (including impaired loans) both declined during the second quarter of 2015 as compared to March 31, 2015. The overall positive trend in our six-month loan loss experience as compared to the same period of 2014 has continued the trend seen for the entire year of 2014, when total net loan charge-offs were at the lowest level reported since 2007. The overall mix of these items, as well as other factors, including sizable quarterly loan growth, impacted our estimate of the allowance for credit losses at June 30, 2015.
Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $1.4 billion) was 0.81 percent at June 30, 2015 as compared to 0.86 percent at March 31, 2015. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to non-covered PCI loans at June 30, 2015, March 31, 2015 and June 30, 2014.
Management believes that the unallocated allowance is appropriate given, among other factors, the uncertain strength of the economic and housing market conditions, the size and second quarter expansion of the loan portfolio, and level of loan delinquencies at June 30, 2015.
Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only two loan repurchases in 2014 and none in 2015). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at June 30, 2015 and December 31, 2014. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $2.0 billion at June 30, 2015 and $1.9 billion at December 31, 2014, and represented 10.3 percent and 9.9 percent of total assets at each of the respective dates. During the six months ended June 30, 2015, total shareholders’ equity increased $122.5 million, which was comprised of (i) net income of $62.3 million, (ii) $111.6 million of net proceeds from the issuance of 4.6 million shares of Preferred Stock, (iii) a $3.1 million increase in net proceeds from the re-issuance of 324 thousand shares of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $2.4 million increase attributable to the effect of our stock incentive plan, partially offset by cash dividends declared on common stock totaling $51.1 million and a $5.8 million increase in our accumulated other comprehensive loss. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and six months ended June 30, 2015.
On June 19, 2015, we issued $115 million (4.6shares) of Preferred Stock, no par value per share, with a liquidation preference of $25 per share which was included in Valley's Tier 1 capital and total risk-based capital at June 30,

2015. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original issue date to, but excluding, June 30, 2025, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.85 percent.
During June 2015, we also issued $100 million of notes due June 30, 2025 mainly to replace our $100 million of 5 percent subordinated notes which matured and were repaid in July 2015. The new subordinated notes were included in Valley's total risk-based (Tier 2) capital at June 30, 2015, while the matured notes were no longer allowable as Tier 2 capital due to their short remaining duration.
Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2015 and December 31, 2014, Valley exceeded all capital adequacy requirements to which it was subject (see tables below).

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines of Basel III at June 30, 2015.

	Basel III*
	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2015
Total Risk-based Capital
Valley	$1,797,689	12.6%	$1,139,693	8.0%	$ N/A	N/A%
Valley National Bank	1,718,302	12.0	1,142,696	8.0	1,428,370	10.0
Common Equity Tier 1 Capital
Valley	1,326,483	9.3	641,077	4.5	N/A	N/A
Valley National Bank	1,513,415	10.6	642,766	4.5	928,440	6.5
Tier 1 Risk-based Capital
Valley	1,434,802	10.1	854,770	6.0	N/A	N/A
Valley National Bank	1,513,415	10.6	857,022	6.0	1,142,696	8.0
Tier 1 Leverage Capital
Valley	1,434,802	7.8	739,806	4.0	N/A	N/A
Valley National Bank	1,513,415	8.2	739,232	4.0	924,040	5.0
_______
* June 30, 2015 capital positions and ratios were calculated under Basel III rules which became effective January 1, 2015.

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

We submitted our latest Dodd-Frank Act company-run annual stress testing results (utilizing data as of December 31, 2014 and projecting over an eight-quarter horizon as instructed by our primary regulators due to the acquisition of 1st United in the fourth quarter of 2014) to the FRB and the OCC on March 31, 2015. The stress test results do not represent Valley's economic forecast. Additionally, the results do not include Valley's $100 million of notes and $115 million of Preferred Stock, both issued in June 2015. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found under the Shareholder Relations section of our website at www.valleynationalbank.com.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2015	December 31, 2014
	($ in thousands, except for share data)
Common shares outstanding	232,619,748	232,110,975
Shareholders’ equity	$1,985,527	$1,863,017
Less: Preferred stock	111,590	—
Less: Goodwill and other intangible assets	610,640	614,667
Tangible shareholders’ equity	$1,263,297	$1,248,350
Tangible book value per common share	$5.43	$5.38
Book value per common share	$8.06	$8.03
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income) per common share. Our retention ratio was 18.5 percent for the six months ended June 30, 2015 as compared to 21.6 percent for the year ended December 31, 2014. Our rate of earnings retention for the first half of 2015 was negatively impacted by, among other factors, additional operating expenses related to Florida-based data systems and back office staff prior to the systems integration completed in February 2015 for the 1st United acquisition. We expect our synergies realized from the integration of 1st United's back office operations and potential future loan growth (in all of our primary lending markets) will help increase our future retention rate.

Cash dividends declared amounted to $0.22 per common share for both the six months ended June 30, 2015 and 2014. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the new higher capital levels as required under the new Basel III rules.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

There were no sales of equity securities not registered under the Securities Act of 1933, as amended, or purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2015.

On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The maximum number of shares that may yet be purchased under this plan is approximately 4.1 million common shares at June 30, 2015. The repurchase plan has no stated expiration date. No other repurchase plans or programs expired or terminated during the three months ended June 30, 2015.

Item 6.	Exhibits

(2)
Agreement and Plan of Merger, dated May 26, 2015, by and between Valley National Bancorp and CNLBancshares, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2015.

(3)	Articles of Incorporation and By-laws:

	A.	Restated Certificate of Incorporation of the Registrant.*
B.
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 19. 2015.

	C.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2013.

(4.1)
Indenture, dated as of June 19, 2015, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2015.

(4.2)
First Supplemental Indenture, dated as of June 19, 2015, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2015.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 7, 2015	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: August 7, 2015	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer