Form 10-Q
period 2015-09-30
VALLEY NATIONAL BANCORP
filed 2015-11-06
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 232,867,360 shares were outstanding as of November 4, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Cash and due from banks	$220,023	$462,569
Interest bearing deposits with banks	71,756	367,838
Investment securities:
Held to maturity (fair value of $1,670,951 at September 30, 2015 and $1,815,976 at December 31, 2014)	1,637,310	1,778,316
Available for sale	797,389	886,970
Trading securities	—	14,233
Total investment securities	2,434,699	2,679,519
Loans held for sale, at fair value	18,184	24,295
Non-covered loans	14,887,323	13,262,022
Covered loans	129,491	211,891
Less: Allowance for loan losses	(104,551)	(102,353)
Net loans	14,912,263	13,371,560
Premises and equipment, net	291,084	282,997
Bank owned life insurance	380,828	375,640
Accrued interest receivable	57,532	57,333
Due from customers on acceptances outstanding	1,622	4,197
FDIC loss-share receivable	7,267	13,848
Goodwill	577,534	575,892
Other intangible assets, net	31,382	38,775
Other assets	567,358	539,392
Total Assets	$19,571,532	$18,793,855
Liabilities
Deposits:
Non-interest bearing	$4,365,418	$4,235,515
Interest bearing:
Savings, NOW and money market	6,979,804	7,056,133
Time	3,154,641	2,742,468
Total deposits	14,499,863	14,034,116
Short-term borrowings	302,941	146,781
Long-term borrowings	2,529,326	2,526,408
Junior subordinated debentures issued to capital trusts	41,374	41,252
Bank acceptances outstanding	1,622	4,197
Accrued expenses and other liabilities	199,457	178,084
Total Liabilities	17,574,583	16,930,838
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; issued 4,600,000 shares at September 30, 2015)	111,590	—
Common stock (no par value, authorized 332,023,233 shares; issued 232,800,531 shares at September 30, 2015 and 232,127,098 shares at December 31, 2014)	81,352	81,072
Surplus	1,702,907	1,693,752
Retained earnings	150,255	130,845
Accumulated other comprehensive loss	(49,052)	(42,495)
Treasury stock, at cost (10,651 common shares at September 30, 2015 and 16,123 common shares at December 31, 2014)	(103)	(157)
Total Shareholders’ Equity	1,996,949	1,863,017
Total Liabilities and Shareholders’ Equity	$19,571,532	$18,793,855
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$157,141	$135,108	$465,787	$402,525
Interest and dividends on investment securities:
Taxable	12,148	15,134	39,313	47,299
Tax-exempt	3,593	3,647	10,800	11,033
Dividends	1,658	1,522	5,013	4,702
Interest on federal funds sold and other short-term investments	150	48	516	102
Total interest income	174,690	155,459	521,429	465,661
Interest Expense
Interest on deposits:
Savings, NOW and money market	5,587	4,860	17,493	13,671
Time	9,535	6,981	25,637	20,196
Interest on short-term borrowings	126	218	427	840
Interest on long-term borrowings and junior subordinated debentures	25,482	28,732	75,649	84,843
Total interest expense	40,730	40,791	119,206	119,550
Net Interest Income	133,960	114,668	402,223	346,111
Provision for credit losses	94	(423)	4,594	(2,096)
Net Interest Income After Provision for Credit Losses	133,866	115,091	397,629	348,207
Non-Interest Income
Trust and investment services	2,450	2,411	7,520	7,097
Insurance commissions	4,119	3,632	12,454	12,621
Service charges on deposit accounts	5,241	5,722	15,794	17,109
Gains on securities transactions, net	157	103	2,481	102
Fees from loan servicing	1,703	1,806	4,948	5,262
Gains (losses) on sales of loans, net	2,014	(95)	3,034	1,497
(Losses) gains on sales of assets, net	(558)	83	(77)	211
Bank owned life insurance	1,806	1,571	5,188	4,593
Change in FDIC loss-share receivable	(55)	(3,823)	(3,380)	(11,610)
Other	4,042	3,371	11,802	11,171
Total non-interest income	20,919	14,781	59,764	48,053
Non-Interest Expense
Salary and employee benefits expense	54,315	45,501	165,601	140,683
Net occupancy and equipment expense	21,526	17,011	65,858	55,708
FDIC insurance assessment	4,168	3,534	11,972	10,214
Amortization of other intangible assets	2,232	2,201	6,721	6,898
Professional and legal fees	4,643	3,609	12,043	11,671
Amortization of tax credit investments	5,224	4,630	14,231	14,148
Advertising	732	1,664	4,092	2,814
Telecommunication expense	2,050	1,622	6,101	4,971
Other	13,762	11,764	37,563	34,881
Total non-interest expense	108,652	91,536	324,182	281,988
Income Before Income Taxes	46,133	38,336	133,211	114,272
Income tax expense	10,179	10,654	34,925	23,235
Net Income	$35,954	$27,682	$98,286	$91,037
Dividends on preferred stock	2,017	—	2,017	—
Net Income Available to Common Shareholders	$33,937	$27,682	$96,269	$91,037
Earnings Per Common Share:
Basic	$0.15	$0.14	$0.41	$0.45
Diluted	0.15	0.14	0.41	0.45
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	232,737,953	200,614,091	232,548,840	200,406,801
Diluted	232,780,219	200,614,091	232,565,695	200,406,801
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$35,954	$27,682	$98,286	$91,037
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	4,586	(488)	2,677	13,851
Less reclassification adjustment for net gains included in net income	(91)	(60)	(1,445)	(59)
Total	4,495	(548)	1,232	13,792
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	252	313	(200)	619
Less reclassification adjustment for accretion of credit impairment losses included in net income	(267)	(115)	(371)	(294)
Total	(15)	198	(571)	325
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(6,163)	1,251	(10,291)	(7,273)
Less reclassification adjustment for net losses included in net income	772	973	2,714	2,911
Total	(5,391)	2,224	(7,577)	(4,362)
Defined benefit pension plan
Amortization of net loss	119	36	359	110
Total other comprehensive (loss) income	(792)	1,910	(6,557)	9,865
Total comprehensive income	$35,162	$29,592	$91,729	$100,902
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$98,286	$91,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,213	14,562
Stock-based compensation	6,512	5,582
Provision for credit losses	4,594	(2,096)
Net amortization of premiums and accretion of discounts on securities and borrowings	17,595	18,324
Amortization of other intangible assets	6,721	6,898
Gains on securities transactions, net	(2,481)	(102)
Proceeds from sales of loans held for sale	94,342	75,182
Gains on sales of loans, net	(3,034)	(1,497)
Originations of loans held for sale	(86,274)	(67,483)
Losses (gains) on sales of assets, net	77	(211)
FDIC loss-share receivable (excluding reimbursements)	3,380	11,610
Net change in:
Trading securities	14,233	78
Fair value of borrowings hedged by derivative transactions	3,270	—
Cash surrender value of bank owned life insurance	(5,188)	(4,593)
Accrued interest receivable	(199)	419
Other assets	(33,555)	57,493
Accrued expenses and other liabilities	12,490	(36,048)
Net cash provided by operating activities	145,982	169,155
Cash flows from investing activities:
Net loan originations	(486,862)	(495,941)
Loans purchased	(1,066,934)	(128,684)
Investment securities held to maturity:
Purchases	(201,681)	(358,393)
Sales	11,666	—
Maturities, calls and principal repayments	321,771	268,868
Investment securities available for sale:
Purchases	(38,819)	(20,830)
Sales	14,022	5,447
Maturities, calls and principal repayments	115,397	106,323
Proceeds from sales of real estate property and equipment	10,510	16,317
Purchases of real estate property and equipment	(23,139)	(18,106)
Reimbursements from the FDIC	2,835	4,967
Net cash used in investing activities	(1,341,234)	(620,032)
Cash flows from financing activities:
Net change in deposits	465,747	542,225
Net change in short-term borrowings	156,160	16,264
Proceeds from issuance of long-term borrowings, net	98,930	—
Repayments of long-term borrowings	(100,000)	—
Proceeds from issuance of preferred stock, net	111,590	—
Cash dividends paid to preferred shareholders	(2,017)	—
Cash dividends paid to common shareholders	(76,671)	(66,047)
Purchase of common shares to treasury	(2,108)	(946)
Common stock issued, net	4,993	3,667
Net cash provided by financing activities	656,624	495,163
Net change in cash and cash equivalents	(538,628)	44,286
Cash and cash equivalents at beginning of year	830,407	369,168
Cash and cash equivalents at end of period	$291,779	$413,454

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$121,907	$120,086
Federal and state income taxes	49,932	28,669
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$8,711	$9,053
Transfer of loans to loans held for sale	—	27,329
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2015 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Note 2. Business Combinations

CNLBancshares, Inc. On May 27, 2015, Valley entered into a merger agreement to acquire CNLBancshares, Inc. (CNLBancshares) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida. CNLBancshares has approximately $1.4 billion in assets, $843 million in loans and $1.1 billion in deposits and maintains a branch network of 16 offices. The common shareholders of CNLBancshares will receive 0.75 of a share of Valley common stock for each CNLBancshares share they own, subject to adjustment in the event Valley’s average stock price falls below $8.80 or rises above $10.13 prior to closing. The transaction is valued at an estimated $207 million, based on Valley’s closing stock price on May 22, 2015 (and includes the stock consideration of $16.2 million that will be paid to CNLBancshares stock option holders). The merger has received all necessary regulatory and CNLBancshares shareholder approvals, and the transaction is expected to close in December 2015.

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

During the first quarter of 2015, Valley revised the estimated fair values of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustments mostly related to the fair value of certain purchased credit-impaired (PCI) loans, core deposit intangibles and deferred tax assets which, on a combined basis, resulted in a $1.6 million increase in goodwill (see Note 10 for amount of goodwill as allocated to Valley's business segments). Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the closing date of the 1st United acquisition, as additional information becomes available.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except for share data)
Net income available to common shareholders	$33,937	$27,682	$96,269	$91,037
Basic weighted average number of common shares outstanding	232,737,953	200,614,091	232,548,840	200,406,801
Plus: Common stock equivalents	42,266	—	16,855	—
Diluted weighted average number of common shares outstanding	232,780,219	200,614,091	232,565,695	200,406,801
Earnings per common share:
Basic	$0.15	$0.14	$0.41	$0.45
Diluted	0.15	0.14	0.41	0.45

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants totaled approximately 5.0 million shares for both the three and nine months ended September 30, 2015 and 6.6 million shares for the three and nine months ended September 30, 2014. Restricted stock units not included in common stock equivalents for both the three and nine months ended September 30, 2015 and 2014 were immaterial.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2015.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and (Losses) on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2015	$(5,153)	$(411)	$(16,718)	$(25,978)	$(48,260)
Other comprehensive income (loss) before reclassifications	4,586	252	(6,163)	—	(1,325)
Amounts reclassified from other comprehensive income (loss)	(91)	(267)	772	119	533
Other comprehensive income (loss), net	4,495	(15)	(5,391)	119	(792)
Balance at September 30, 2015	$(658)	$(426)	$(22,109)	$(25,859)	$(49,052)

Balance at December 31, 2014	$(1,890)	$145	$(14,532)	$(26,218)	$(42,495)
Other comprehensive income (loss) before reclassifications	2,677	(200)	(10,291)	—	(7,814)
Amounts reclassified from other comprehensive income (loss)	(1,445)	(371)	2,714	359	1,257
Other comprehensive income (loss), net	1,232	(571)	(7,577)	359	(6,557)
Balance at September 30, 2015	$(658)	$(426)	$(22,109)	$(25,859)	$(49,052)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2015 and 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2015	2014	2015	2014	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$157	$103	$2,481	$102	Gains on securities transactions, net
Tax effect	(66)	(43)	(1,036)	(43)
Total net of tax	91	60	1,445	59
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	458	198	636	506	Interest and dividends on investment securities (taxable)
Tax effect	(191)	(83)	(265)	(212)
Total net of tax	267	115	371	294
Unrealized losses on derivatives (cash flow hedges) before tax	(1,323)	(1,674)	(4,651)	(4,986)	Interest expense
Tax effect	551	701	1,937	2,075
Total net of tax	(772)	(973)	(2,714)	(2,911)
Defined benefit pension plan:
Amortization of net loss	(205)	(63)	(616)	(187)	*
Tax effect	86	27	257	77
Total net of tax	(119)	(36)	(359)	(110)
Total reclassifications, net of tax	$(533)	$(834)	$(1,257)	$(2,668)

*	Amortization of net loss is included in the computation of net periodic pension cost.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient" simplifies accounting for employee benefit plans as follows: (i) fully benefit-responsive investment contracts are now to be measured, presented and disclosed at contract value, (ii) the requirement to disclose investments that represent 5 percent or more of net assets available for benefits has been eliminated, (iii) the net appreciation or depreciation in investments for the period should be presented in the aggregate, but is no longer required to be disaggregated and disclosed by general type, (iv) if an investment is measured using the net asset value per share (or its equivalent) practical expedient in Topic 820, and that investment is in a fund that files a U.S. Department of Labor Form 5500, Annual Return/Report of Employee Benefit Plan, as a direct filing entity, disclosure of that investment’s strategy is no longer required, and (v) allows employers to measure (as a practical expedient) benefit plan assets on a month-end date nearest to the employer’s fiscal year end when the fiscal period does not coincide with a month end. ASU No. 2015-12 will be effective for fiscal years beginning after December 15, 2015 and is not expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which removes the requirement to categorize within the fair value hierarchy all investments for which the fair value is measured using the net asset value per share practical expedient. ASU No. 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU No. 2015-07 will be effective for Valley for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. Management is currently evaluating the impact of adopting this new ASU on Valley's consolidated financial statements.

ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. ASU No. 2015-03 will become effective for Valley for reporting periods (including interim periods) beginning after December 15, 2015 and is not expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 became effective for Valley on January 1, 2015 and did not have a significant impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2015 and December 31, 2014. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2015	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$50,468	$50,468	$—	$—
U.S. government agency securities	25,513	—	25,513	—
Obligations of states and political subdivisions	43,469	—	43,469	—
Residential mortgage-backed securities	569,650	—	557,486	12,164
Trust preferred securities	8,593	—	6,411	2,182
Corporate and other debt securities	79,017	17,903	61,114	—
Equity securities	20,679	1,465	19,214	—
Total available for sale	797,389	69,836	713,207	14,346
Loans held for sale (1)(2)	18,184	—	18,184	—
Other assets (3)	34,114	—	34,114	—
Total assets	$849,687	$69,836	$765,505	$14,346
Liabilities
Other liabilities (3)	$57,344	$—	$57,344	$—
Total liabilities	$57,344	$—	$57,344	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$9,173	$—	$—	$9,173
Loan servicing rights	2,922	—	—	2,922
Foreclosed assets (5)	10,058	—	—	10,058
Total	$22,153	$—	$—	$22,153

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $17.5 million and $16.9 million at September 30, 2015 and December 31, 2014, respectively.

(2)
Gains and losses related to the change in the fair value of loans held for sale are included in net gains on sales of loans within the non-interest income category of our consolidated statements of income and totaled to net gains of $660 thousand and $81 thousand for the three months ended September 30, 2015 and 2014, respectively, and $813 thousand and $453 thousand for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Derivative financial instruments are included in this category.

(4)	Excludes PCI loans.

(5)	Includes covered other real estate owned totaling $1.3 million and $3.2 million at September 30, 2015 and December 31, 2014, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Available for Sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of the period	$14,712	$26,029	$19,309	$28,523
Total net (losses) gains included in other comprehensive income for the period	(26)	341	(908)	563
Sales	—	—	(2,675)	—
Settlements	(340)	(669)	(1,380)	(3,385)
Balance, end of the period	$14,346	$25,701	$14,346	$25,701

No changes in unrealized gains or losses on Level 3 securities held at September 30, 2015 and 2014 were included in earnings during the three and nine months ended September 30, 2015 and 2014. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2, during the three and nine months ended September 30, 2015 and 2014.

There have been no material changes in the valuation methodologies used at September 30, 2015 from December 31, 2014.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at September 30, 2015:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	4.7 - 21.9%	14.7%
		Default rate	3.5 - 20.4	8.5
		Loss severity	39.2 - 64.2	57.7

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

For the Level 3 available for sale private label mortgage-backed securities (consisting of 4 securities), cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk, and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

For the Level 3 available for sale pooled trust preferred securities (consisting of 1 security at September 30, 2015 and 2 securities at December 31, 2014), the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2015 and December 31, 2014 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2015), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2015 and December 31, 2014.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At September 30, 2015, appraisals were discounted up to 13.5 percent based on specific market data by location and property type. During the quarter ended September 30, 2015, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $366 thousand and $495 thousand for the three months ended September 30, 2015 and 2014, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, collateral dependent impaired loans with a total recorded investment of $11.2 million were reduced by specific valuation allowance allocations totaling $2.0 million to a reported total net carrying amount of $9.2 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2015, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 23 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $48 thousand and $131 thousand for the three months ended September 30, 2015 and 2014, respectively, and $209 thousand and $273 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were discounted up to 13.4 percent at September 30, 2015. At September 30, 2015, foreclosed assets included $10.1 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended September 30, 2015. The foreclosed assets charge-offs to the allowance for loan losses totaled $629 thousand and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $1.5 million and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net loss within non-interest expense of $1.3 million and $799 thousand for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2015 and December 31, 2014 were as follows:

	Fair Value Hierarchy	September 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$220,023	$220,023	$462,569	$462,569
Interest bearing deposits with banks	Level 1	71,756	71,756	367,838	367,838
Investment securities held to maturity:
U.S. Treasury securities	Level 1	139,014	152,513	139,121	151,300
U.S. government agency securities	Level 2	12,973	13,400	14,081	14,385
Obligations of states and political subdivisions	Level 2	511,788	531,616	500,018	519,693
Residential mortgage-backed securities	Level 2	889,146	899,776	986,992	998,981
Trust preferred securities	Level 2	59,780	46,811	98,456	86,243
Corporate and other debt securities	Level 2	24,609	26,835	39,648	45,374
Total investment securities held to maturity		1,637,310	1,670,951	1,778,316	1,815,976
Net loans	Level 3	14,912,263	14,633,265	13,371,560	13,085,830
Accrued interest receivable	Level 1	57,532	57,532	57,333	57,333
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	137,229	137,229	133,117	133,117
Financial liabilities
Deposits without stated maturities	Level 1	11,345,222	11,345,222	11,291,648	11,291,648
Deposits with stated maturities	Level 2	3,154,641	3,202,590	2,742,468	2,807,522
Short-term borrowings	Level 1	302,941	302,941	146,781	146,781
Long-term borrowings	Level 2	2,529,326	2,696,964	2,526,408	2,738,122
Junior subordinated debentures issued to capital trusts	Level 2	41,374	43,950	41,252	44,584
Accrued interest payable (2)	Level 1	12,825	12,825	15,526	15,526

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Federal Reserve Bank and Federal Home Loan Bank stock. Federal Reserve Bank and FHLB stock are non-marketable equity securities and are reported at their redeemable carrying amounts, which approximate fair value.

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

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
U.S. Treasury securities	$139,014	$13,499	$—	$152,513
U.S. government agency securities	12,973	427	—	13,400
Obligations of states and political subdivisions:
Obligations of states and state agencies	195,143	9,471	(12)	204,602
Municipal bonds	316,645	10,678	(309)	327,014
Total obligations of states and political subdivisions	511,788	20,149	(321)	531,616
Residential mortgage-backed securities	889,146	15,530	(4,900)	899,776
Trust preferred securities	59,780	48	(13,017)	46,811
Corporate and other debt securities	24,609	2,226	—	26,835
Total investment securities held to maturity	$1,637,310	$51,879	$(18,238)	$1,670,951
December 31, 2014
U.S. Treasury securities	$139,121	$12,179	$—	$151,300
U.S. government agency securities	14,081	304	—	14,385
Obligations of states and political subdivisions:
Obligations of states and state agencies	197,440	9,410	(412)	206,438
Municipal bonds	302,578	10,955	(278)	313,255
Total obligations of states and political subdivisions	500,018	20,365	(690)	519,693
Residential mortgage-backed securities	986,992	18,233	(6,244)	998,981
Trust preferred securities	98,456	167	(12,380)	86,243
Corporate and other debt securities	39,648	5,726	—	45,374
Total investment securities held to maturity	$1,778,316	$56,974	$(19,314)	$1,815,976

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2015 and December 31, 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$—	$—	$1,957	$(12)	$1,957	$(12)
Municipal bonds	19,027	(241)	10,159	(68)	29,186	(309)
Total obligations of states and political subdivisions	19,027	(241)	12,116	(80)	31,143	(321)
Residential mortgage-backed securities	223,653	(1,665)	160,149	(3,235)	383,802	(4,900)
Trust preferred securities	—	—	45,409	(13,017)	45,409	(13,017)
Total	$242,680	$(1,906)	$217,674	$(16,332)	$460,354	$(18,238)
December 31, 2014
Obligations of states and political subdivisions:
Obligations of states and state agencies	$4,927	$(50)	$19,050	$(362)	$23,977	$(412)
Municipal bonds	—	—	28,815	(278)	28,815	(278)
Total obligations of states and political subdivisions	4,927	(50)	47,865	(640)	52,792	(690)
Residential mortgage-backed securities	107,357	(563)	276,580	(5,681)	383,937	(6,244)
Trust preferred securities	—	—	66,194	(12,380)	66,194	(12,380)
Total	$112,284	$(613)	$390,639	$(18,701)	$502,923	$(19,314)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2015 was 79 as compared to 57 at December 31, 2014.

The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2015 largely related to several investment grade securities mainly issued by Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at September 30, 2015 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2015.
Management does not believe that any individual unrealized loss as of September 30, 2015 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
During the first quarter of 2015, Valley sold one corporate debt security classified as held to maturity with amortized costs of $9.8 million. See "Realized Gains and Losses" section below for further details regarding this transaction.

As of September 30, 2015, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.
The contractual maturities of investments in debt securities held to maturity at September 30, 2015 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$81,860	$81,866
Due after one year through five years	71,354	75,970
Due after five years through ten years	374,915	400,050
Due after ten years	220,035	213,289
Residential mortgage-backed securities	889,146	899,776
Total investment securities held to maturity	$1,637,310	$1,670,951
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.9 years at September 30, 2015.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
U.S. Treasury securities	$51,047	$20	$(599)	$50,468
U.S. government agency securities	24,738	779	(4)	25,513
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,980	22	—	11,002
Municipal bonds	33,215	60	(808)	32,467
Total obligations of states and political subdivisions	44,195	82	(808)	43,469
Residential mortgage-backed securities	569,182	5,865	(5,397)	569,650
Trust preferred securities*	10,530	—	(1,937)	8,593
Corporate and other debt securities	78,550	1,413	(946)	79,017
Equity securities	21,022	815	(1,158)	20,679
Total investment securities available for sale	$799,264	$8,974	$(10,849)	$797,389
December 31, 2014
U.S. Treasury securities	$51,063	$2	$(1,622)	$49,443
U.S. government agency securities	33,163	748	(86)	33,825
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,160	—	(24)	11,136
Municipal bonds	33,340	127	(552)	32,915
Total obligations of states and political subdivisions	44,500	127	(576)	44,051
Residential mortgage-backed securities	643,382	5,854	(4,960)	644,276
Trust preferred securities*	23,194	296	(2,953)	20,537
Corporate and other debt securities	73,585	1,645	(1,218)	74,012
Equity securities	21,071	671	(916)	20,826
Total investment securities available for sale	$889,958	$9,343	$(12,331)	$886,970

*	Includes two and three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at September 30, 2015 and December 31, 2014, respectively.

The age of unrealized losses and fair value of related securities available for sale at September 30, 2015 and December 31, 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2015
U.S. Treasury securities	$49,516	$(599)	$—	$—	$49,516	$(599)
U.S. government agency securities	—	—	4,857	(4)	4,857	(4)
Obligations of states and political subdivisions:
Municipal bonds	19,764	(232)	10,721	(576)	30,485	(808)
Total obligations of states and political subdivisions	19,764	(232)	10,721	(576)	30,485	(808)
Residential mortgage-backed securities	107,912	(1,601)	168,049	(3,796)	275,961	(5,397)
Trust preferred securities	—	—	8,593	(1,937)	8,593	(1,937)
Corporate and other debt securities	15,190	(131)	36,908	(815)	52,098	(946)
Equity securities	—	—	14,486	(1,158)	14,486	(1,158)
Total	$192,382	$(2,563)	$243,614	$(8,286)	$435,996	$(10,849)
December 31, 2014
U.S. Treasury securities	$—	$—	$48,504	$(1,622)	$48,504	$(1,622)
U.S. government agency securities	—	—	5,442	(86)	5,442	(86)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	11,136	(24)	11,136	(24)
Municipal bonds	13,337	(426)	14,637	(126)	27,974	(552)
Total obligations of states and political subdivisions	13,337	(426)	25,773	(150)	39,110	(576)
Residential mortgage-backed securities	57,543	(121)	244,910	(4,839)	302,453	(4,960)
Trust preferred securities	2,210	(117)	12,085	(2,836)	14,295	(2,953)
Corporate and other debt securities	27,500	(294)	28,269	(924)	55,769	(1,218)
Equity securities	158	(41)	14,769	(875)	14,927	(916)
Total	$100,748	$(999)	$379,752	$(11,332)	$480,500	$(12,331)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2015 was 94 as compared to 96 at December 31, 2014.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2015 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses for trust preferred securities at September 30, 2015 for more than twelve months in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $10.5 million and a fair value of $8.6 million. One of the two pooled trust preferred securities had a unrealized loss of $1.4 million and an investment grade rating at September 30, 2015. The second pooled trust preferred security had a non-investment grade rating and was initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized in 2009 and 2011, and is not accruing interest.

Management does not believe that any individual unrealized loss as of September 30, 2015 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
As of September 30, 2015, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $242.5 million.
The contractual maturities of investment securities available for sale at September 30, 2015 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$600	$602
Due after one year through five years	70,286	71,237
Due after five years through ten years	71,953	70,566
Due after ten years	66,221	64,655
Residential mortgage-backed securities	569,182	569,650
Equity securities	21,022	20,679
Total investment securities available for sale	$799,264	$797,389
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at September 30, 2015 was 4.8 years.
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

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2015 and 2014. At September 30, 2015, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $12.3 million and $12.2 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost and fair value of $2.8 million and $2.2 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three and nine months ended September 30, 2015 and 2014. Additionally, one previously impaired pooled trust preferred security was sold during the first quarter of 2015 for an immaterial gain. See the table and discussion below for additional information.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$6,387	$9,682	$8,947	$9,990
Accretion of credit loss impairment due to an increase in expected cash flows	(458)	(198)	(636)	(506)
Sales	—	—	(2,382)	—
Balance, end of period	$5,929	$9,484	$5,929	$9,484

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to each period presented. Other-than-temporary impairments recognized in earnings for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairment). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures, or (iii) the security is fully written down.
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Sales transactions:
Gross gains	$—	$103	$3,274	$103
Gross losses	—	—	(947)	—
	$—	$103	$2,327	$103
Maturities and other securities transactions:
Gross gains	$158	$—	$287	$8
Gross losses	(1)	—	(133)	(9)
	$157	$—	$154	$(1)
Total gains on securities transactions, net	$157	$103	$2,481	$102

Valley recognized gross gains from sales transactions of investment securities totaling $3.3 million for the nine months ended September 30, 2015 due to the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million. These transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. Additionally, Valley recognized $947 thousand of gross losses during the nine months ended September 30, 2015 due to the sale of mostly trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities were due to a investment portfolio re-balancing during the first quarter due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Trading Securities

The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million at December 31, 2014. During the first quarter of 2015, one of the two securities was redeemed by the issuer and the other security was sold prior to its issuer's call date in April 2015. Both of the securities transactions resulted in an immaterial aggregate net trading loss for the nine months ended September 30, 2015 which was included in the other non-interest income category of our consolidated statements of income. Net trading losses were also immaterial for the three and nine months ended September 30, 2014. Interest income on trading securities totaled $213 thousand for the nine months ended September 30, 2015 and $290 thousand and $871 thousand for the three and nine months ended September 30, 2014, respectively.

Note 8. Loans

The detail of the loan portfolio as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Non-covered loans:
Commercial and industrial	$2,152,638	$246,813	$2,399,451	$1,959,927	$277,371	$2,237,298
Commercial real estate:
Commercial real estate	6,009,760	880,597	6,890,357	5,053,742	978,448	6,032,190
Construction	521,543	46,083	567,626	476,094	53,869	529,963
Total commercial real estate loans	6,531,303	926,680	7,457,983	5,529,836	1,032,317	6,562,153
Residential mortgage	2,863,402	83,294	2,946,696	2,419,044	96,631	2,515,675
Consumer:
Home equity	392,658	82,072	474,730	400,136	91,609	491,745
Automobile	1,219,734	24	1,219,758	1,144,780	51	1,144,831
Other consumer	379,291	9,414	388,705	298,389	11,931	310,320
Total consumer loans	1,991,683	91,510	2,083,193	1,843,305	103,591	1,946,896
Total non-covered loans	13,539,026	1,348,297	14,887,323	11,752,112	1,509,910	13,262,022
Covered loans:
Commercial and industrial	—	1,167	1,167	—	13,813	13,813
Commercial real estate	—	70,320	70,320	—	128,691	128,691
Construction	—	2,027	2,027	—	3,171	3,171
Residential mortgage	—	52,566	52,566	—	60,697	60,697
Consumer	—	3,411	3,411	—	5,519	5,519
Total covered loans	—	129,491	129,491	—	211,891	211,891
Total loans	$13,539,026	$1,477,788	$15,016,814	$11,752,112	$1,721,801	$13,473,913

Total non-covered loans include net unearned premiums and deferred loan costs of $106 thousand at September 30, 2015 as compared to net unearned discounts and deferred loan fees of $9.0 million at December 31, 2014. The outstanding balances (representing contractual balances owed to Valley) for non-covered PCI loans and covered loans totaled $1.4 billion and $149.3 million at September 30, 2015, respectively, and $1.6 billion and $253.7 million at December 31, 2014, respectively.

There were no sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2015 and 2014.

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

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$282,101	$122,342	$336,208	$223,799
Accretion	(24,814)	(15,538)	(78,921)	(46,981)
Net decrease in expected cash flows	—	—	—	(70,014)
Balance, end of period	$257,287	$106,804	$257,287	$106,804

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

Changes in the FDIC loss-share receivable for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of the period	$8,404	$20,687	$13,848	$32,757
Discount accretion of the present value at the acquisition dates	43	12	130	35
Effect of additional cash flows on covered loans (prospective recognition)	—	(4,500)	(4,072)	(8,460)
Decrease in the provision for losses on covered loans	—	—	—	(4,417)
Net (recovered) reimbursable expenses	(238)	745	174	2,248
Reimbursements from the FDIC	(1,082)	(684)	(2,835)	(4,967)
Other	140	(80)	22	(1,016)
Balance, end of the period	$7,267	$16,180	$7,267	$16,180
The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $55 thousand and $3.8 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $11.6 million for nine months ended September 30, 2015 and 2014, respectively. The reduction (in both the receivable and non-interest income) during the nine months ended September 30, 2015 was mainly caused by the increase in our prospective recognition of the effect of additional cash flows from certain pooled loans during the first quarter of 2015. There were no additional cash flows on pooled loans during the second and third quarter of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $360.8 million and $345.1 million at September 30, 2015 and December 31, 2014, respectively.
Commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. Both Valley originated and purchased commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Commercial real estate loans generally involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Repayment of most commercial real estate loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets.
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
Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models, is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, eastern Pennsylvania, and to a much lesser extent, central and southeast Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in these regions. In deciding whether to originate each residential mortgage loan, Valley considers the qualifications of the borrower as well as the value of the underlying property.
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
Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at September 30, 2015. Unsecured consumer loans totaled approximately

$17.4 million and $31.4 million, including $7.0 million and $7.6 million of credit card loans, at September 30, 2015 and December 31, 2014, respectively.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at September 30, 2015 and December 31, 2014:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2015
Commercial and industrial	$2,081	$1,996	$224	$12,845	$17,146	$2,135,492	$2,152,638
Commercial real estate:
Commercial real estate	2,950	1,415	245	22,129	26,739	5,983,021	6,009,760
Construction	4,707	—	—	5,959	10,666	510,877	521,543
Total commercial real estate loans	7,657	1,415	245	28,088	37,405	6,493,898	6,531,303
Residential mortgage	5,617	1,977	3,468	16,657	27,719	2,835,683	2,863,402
Consumer loans:
Home equity	1,285	218	—	1,576	3,079	389,579	392,658
Automobile	1,904	480	164	—	2,548	1,217,186	1,219,734
Other consumer	302	24	2	58	386	378,905	379,291
Total consumer loans	3,491	722	166	1,634	6,013	1,985,670	1,991,683
Total	$18,846	$6,110	$4,103	$59,224	$88,283	$13,450,743	$13,539,026
December 31, 2014
Commercial and industrial	$1,630	$1,102	$226	$8,467	$11,425	$1,948,502	$1,959,927
Commercial real estate:
Commercial real estate	8,938	113	49	22,098	31,198	5,022,544	5,053,742
Construction	448	—	3,988	5,223	9,659	466,435	476,094
Total commercial real estate loans	9,386	113	4,037	27,321	40,857	5,488,979	5,529,836
Residential mortgage	6,200	3,575	1,063	17,760	28,598	2,390,446	2,419,044
Consumer loans:
Home equity	761	282	—	2,022	3,065	397,071	400,136
Automobile	1,902	391	126	90	2,509	1,142,271	1,144,780
Other consumer	319	91	26	97	533	297,856	298,389
Total consumer loans	2,982	764	152	2,209	6,107	1,837,198	1,843,305
Total	$20,198	$5,554	$5,478	$55,757	$86,987	$11,665,125	$11,752,112

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at September 30, 2015 and December 31, 2014:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
September 30, 2015
Commercial and industrial	$6,624	$20,760	$27,384	$32,070	$4,446
Commercial real estate:
Commercial real estate	28,833	42,947	71,780	75,489	4,187
Construction	12,901	4,753	17,654	17,654	349
Total commercial real estate loans	41,734	47,700	89,434	93,143	4,536
Residential mortgage	7,269	16,155	23,424	16,166	1,632
Consumer loans:
Home equity	413	2,684	3,097	3,175	463
Total consumer loans	413	2,684	3,097	3,175	463
Total	$56,040	$87,299	$143,339	$144,554	$11,077
December 31, 2014
Commercial and industrial	$6,579	$21,645	$28,224	$33,677	$4,929
Commercial real estate:
Commercial real estate	29,784	44,713	74,497	77,007	5,342
Construction	14,502	2,299	16,801	20,694	160
Total commercial real estate loans	44,286	47,012	91,298	97,701	5,502
Residential mortgage	6,509	15,831	22,340	24,311	1,629
Consumer loans:
Home equity	235	2,911	3,146	3,247	465
Total consumer loans	235	2,911	3,146	3,247	465
Total	$57,609	$87,399	$145,008	$158,936	$12,525
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$28,892	$232	$30,387	$172
Commercial real estate:
Commercial real estate	76,509	538	83,045	604
Construction	20,007	139	16,954	147
Total commercial real estate loans	96,516	677	99,999	751
Residential mortgage	25,336	208	25,382	227
Consumer loans:
Home equity	4,275	43	3,039	18
Total consumer loans	4,275	43	3,039	18
Total	$155,019	$1,160	$158,807	$1,168

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$27,570	$689	$37,229	$831
Commercial real estate:
Commercial real estate	76,900	1,918	91,184	2,173
Construction	16,066	415	18,541	445
Total commercial real estate loans	92,966	2,333	109,725	2,618
Residential mortgage	23,261	707	26,447	709
Consumer loans:
Home equity	4,125	111	1,855	47
Total consumer loans	4,125	111	1,855	47
Total	$147,922	$3,840	$175,256	$4,205
Interest income recognized on a cash basis (included in the table above) was immaterial for the three and nine months ended September 30, 2015 and 2014.
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
Performing TDRs (not reported as non-accrual loans) totaled $91.2 million and $97.7 million as of September 30, 2015 and December 31, 2014, respectively. Non-performing TDRs totaled $14.8 million and $19.4 million as of September 30, 2015 and December 31, 2014, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and nine months ended September 30, 2015 and 2014. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at September 30, 2015 and 2014, respectively.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	2	$1,530	$1,530	1	$3,159	$3,159
Commercial real estate:
Commercial real estate	—	—	—	4	6,111	2,865
Construction	2	4,974	3,451	1	403	500
Total commercial real estate	2	4,974	3,451	5	6,514	3,365
Residential mortgage	3	1,080	1,050	3	568	557
Consumer	—	—	—	2	1,803	1,803
Total	7	$7,584	$6,031	11	$12,044	$8,884

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	12	$4,621	$4,081	9	$11,340	$10,361
Commercial real estate:
Commercial real estate	4	6,562	6,444	12	22,282	18,011
Construction	3	5,474	4,635	3	5,731	4,232
Total commercial real estate	7	12,036	11,079	15	28,013	22,243
Residential mortgage	6	2,458	2,420	7	2,893	2,640
Consumer	1	1,081	1,072	3	1,935	1,935
Total	26	$20,196	$18,652	34	$44,181	$37,179

The majority of the TDR concessions made during the three and nine months ended September 30, 2015 and 2014 involved an extension of the loan term. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $602 thousand and $3.8 million at September 30, 2015 and 2014, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. Partial loan charge-offs related to loans modified as TDRs in the table above totaled $861 thousand during the nine months ended September 30, 2014. There were no charge-offs related to TDR modifications during the three and nine months ended September 30, 2015 and the third quarter of 2014.

There were no non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three and nine months ended September 30, 2015.
Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed Special Mention. Loans rated as Pass do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.
The following table presents the risk category of loans (excluding PCI loans) by class of loans based on the most recent analysis performed at September 30, 2015 and December 31, 2014.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
September 30, 2015
Commercial and industrial	$2,045,297	$66,354	$39,152	$1,835	$2,152,638
Commercial real estate	5,842,344	61,842	105,574	—	6,009,760
Construction	507,223	982	13,338	—	521,543
Total	$8,394,864	$129,178	$158,064	$1,835	$8,683,941
December 31, 2014
Commercial and industrial	$1,865,472	$50,453	$44,002	$—	$1,959,927
Commercial real estate	4,903,185	40,232	110,325	—	5,053,742
Construction	455,145	1,923	16,482	2,544	476,094
Total	$7,223,802	$92,608	$170,809	$2,544	$7,489,763
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2015 and December 31, 2014:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2015
Residential mortgage	$2,846,745	$16,657	$2,863,402
Home equity	391,082	1,576	392,658
Automobile	1,219,734	—	1,219,734
Other consumer	379,233	58	379,291
Total	$4,836,794	$18,291	$4,855,085
December 31, 2014
Residential mortgage	$2,401,284	$17,760	$2,419,044
Home equity	398,114	2,022	400,136
Automobile	1,144,690	90	1,144,780
Other consumer	298,292	97	298,389
Total	$4,242,380	$19,969	$4,262,349

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2015 and December 31, 2014.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2015
Commercial and industrial	$244,445	$3,535	$247,980
Commercial real estate	940,668	10,249	950,917
Construction	47,216	894	48,110
Residential mortgage	132,649	3,211	135,860
Consumer	90,582	4,339	94,921
Total	$1,455,560	$22,228	$1,477,788
December 31, 2014
Commercial and industrial	$272,027	$19,157	$291,184
Commercial real estate	1,091,784	15,355	1,107,139
Construction	52,802	4,238	57,040
Residential mortgage	153,789	3,539	157,328
Consumer	103,686	5,424	109,110
Total	$1,674,088	$47,713	$1,721,801
Other real estate owned totaled $20.1 million at September 30, 2015 and included foreclosed residential real estate properties totaling $5.8 million. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $12.3 million at September 30, 2015.

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

The following table summarizes the allowance for credit losses at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Components of allowance for credit losses:
Allowance for non-covered loans	$104,351	$102,153
Allowance for covered loans	200	200
Total allowance for loan losses	104,551	102,353
Allowance for unfunded letters of credit	2,146	1,934
Total allowance for credit losses	$106,697	$104,287

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Components of provision for credit losses:
Provision for non-covered loans	$—	$—	$4,382	$4,949
Provision for covered loans	—	—	—	(5,671)
Total provision for loan losses	—	—	4,382	(722)
Provision for unfunded letters of credit	94	(423)	212	(1,374)
Total provision for credit losses	$94	$(423)	$4,594	$(2,096)

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$41,714	$44,185	$5,055	$5,542	$6,339	$102,835
Loans charged-off	(1,124)	(40)	(111)	(734)	—	(2,009)
Charged-off loans recovered	2,550	536	151	488	—	3,725
Net recoveries (charge-offs)	1,426	496	40	(246)	—	1,716
Provision for loan losses	4,397	(2,403)	(546)	(829)	(619)	—
Ending balance	$47,537	$42,278	$4,549	$4,467	$5,720	$104,551
Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$48,421	$35,267	$7,018	$5,368	$6,979	$103,053
Loans charged-off (1)	(1,852)	(181)	(240)	(72)	—	(2,345)
Charged-off loans recovered	1,190	26	8	506	—	1,730
Net (charge-offs) recoveries	(662)	(155)	(232)	434	—	(615)
Provision for loan losses	(1,388)	1,954	(610)	(22)	66	—
Ending balance	$46,371	$37,066	$6,176	$5,780	$7,045	$102,438

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Nine Months Ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off	(5,103)	(2,780)	(499)	(2,642)	—	(11,024)
Charged-off loans recovered	5,587	1,686	395	1,172	—	8,840
Net recoveries (charge-offs)	484	(1,094)	(104)	(1,470)	—	(2,184)
Provision for loan losses	3,377	532	(440)	758	155	4,382
Ending balance	$47,537	$42,278	$4,549	$4,467	$5,720	$104,551
Nine Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off (1)	(11,806)	(6,703)	(515)	(2,311)	—	(21,335)
Charged-off loans recovered (2)	6,154	2,831	244	1,649	—	10,878
Net charge-offs	(5,652)	(3,872)	(271)	(662)	—	(10,457)
Provision for loan losses	472	(1,405)	(1,339)	2,083	(533)	(722)
Ending balance	$46,371	$37,066	$6,176	$5,780	$7,045	$102,438

(1)	Includes covered loans charge-offs totaling $433 thousand and $1.2 million for three and nine months ended September 30, 2014, respectively. There were no covered loan charge-offs during 2015.

(2)
Included covered loans recoveries totaling $462 thousand for nine months ended September 30, 2014. There were no covered loan recoveries for the third quarters of 2014 and 2015, and the nine months ended September 30, 2015.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2015 and December 31, 2014.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$4,446	$4,536	$1,632	$463	$—	$11,077
Collectively evaluated for impairment	42,921	37,742	2,917	3,974	5,720	93,274
Loans acquired with discounts related to credit quality	170	—	—	30	—	200
Total	$47,537	$42,278	$4,549	$4,467	$5,720	$104,551
Loans:
Individually evaluated for impairment	$27,384	$89,434	$23,424	$3,097	$—	$143,339
Collectively evaluated for impairment	2,125,254	6,441,869	2,839,978	1,988,586	—	13,395,687
Loans acquired with discounts related to credit quality	247,980	999,027	135,860	94,921	—	1,477,788
Total	$2,400,618	$7,530,330	$2,999,262	$2,086,604	$—	$15,016,814
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,929	$5,502	$1,629	$465	$—	$12,525
Collectively evaluated for impairment	38,577	37,338	3,434	4,714	5,565	89,628
Loans acquired with discounts related to credit quality	170	—	30	—	—	200
Total	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans:
Individually evaluated for impairment	$28,224	$91,298	$22,340	$3,146	$—	$145,008
Collectively evaluated for impairment	1,931,703	5,438,538	2,396,704	1,840,159	—	11,607,104
Loans acquired with discounts related to credit quality	291,184	1,164,179	157,328	109,110	—	1,721,801
Total	$2,251,111	$6,694,015	$2,576,372	$1,952,415	$—	$13,473,913

Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2014	$20,517	$168,922	$252,900	$133,553	$575,892
Goodwill from business combinations	—	450	869	323	1,642
Balance at September 30, 2015	$20,517	$169,372	$253,769	$133,876	$577,534

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
Goodwill from business combinations, in the table above, represents the effect of the combined adjustments to the estimated fair values of the acquired assets (including core deposits presented in the table below) and liabilities as of the acquisition date related to the acquisition of the 1st United (see Note 2 for further details). There was no impairment of goodwill during the three and nine months ended September 30, 2015 and 2014.
The following table summarizes other intangible assets as of September 30, 2015 and December 31, 2014:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2015
Loan servicing rights	$75,477	$(58,027)	$(383)	$17,067
Core deposits	43,384	(30,888)	—	12,496
Other	4,374	(2,555)	—	1,819
Total other intangible assets	$123,235	$(91,470)	$(383)	$31,382
December 31, 2014
Loan servicing rights	$72,154	$(51,708)	$(592)	$19,854
Core deposits	46,694	(29,916)	—	16,778
Other	4,591	(2,448)	—	2,143
Total other intangible assets	$123,439	$(84,072)	$(592)	$38,775

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 19 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2015 and 2014.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2015 through 2019:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2015	$1,373	$777	$108
2016	4,336	2,648	233
2017	3,404	2,120	220
2018	2,601	1,767	193
2019	1,915	1,497	181

Valley recognized amortization expense on other intangible assets, including net recoveries of impairment charges on loan servicing rights, totaling approximately $2.2 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $6.7 million and $6.9 million for nine months ended September 30, 2015 and 2014, respectively.
Note 11. Stock–Based Compensation

Valley has one active employee equity plan, the 2009 Long-Term Stock Incentive Plan (as amended, the “Employee Stock Incentive Plan”), administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant incentive awards to officers and key employees of Valley, whose substantial contributions are essential to the continued growth and success of Valley. As of September 30, 2015, 2.6 million shares of common stock were available for issuance under the Employee Stock Incentive Plan.

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

Valley awarded time-based restricted stock totaling 492 thousand shares and 539 thousand shares during the nine months ended September 30, 2015 and 2014, respectively, to both executive officers and key employees of Valley. Valley also awarded 313 thousand shares of performance-based RSUs and 240 thousand shares of performance-based restricted stock during the nine months ended September 30, 2015 and 2014, respectively, to certain executive officers. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met.

The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The non-performance based awards have vesting periods ranging from three to six years. Generally, the restrictions on such awards lapse at an annual or bi-annual rate of one-third of the total award commencing with the first or second anniversary of the date of grant, respectively. The average grant date fair value of non-performance and performance-based restricted stock awarded during the nine months ended September 30, 2015 was $9.25 and $8.98 per share, respectively.

Valley recorded stock-based compensation expense of $2.0 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively and $6.5 million and $5.6 million for the nine months ended September 30, 2015 and 2014, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2015, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $15.1 million and will be recognized over an average remaining vesting period of approximately 4 years.
Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $191.1 million as of September 30, 2015. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $129.6 million, or 67.8 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which include commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of September 30, 2015, Valley had a $725 thousand liability related to the standby letters of credit.
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

In 2014, Valley issued $25 million of market linked certificates of deposit through a broker dealer. The rate paid on these hybrid instruments is based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. This type of instrument is referred to as a "steepener" since it derives its value from the slope of the CMS curve. Valley has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract. Valley entered into a swap (with a total notional amount of $25 million) almost simultaneously with the deposit issuance where the receive rate on the swap mirrors the pay rate on the brokered deposits. The bifurcated derivative and the stand alone swap are both marked to market through other non-interest expense. Although these instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in 90 day LIBOR rate and therefore provide an effective economic hedge.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2015			December 31, 2014
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$1,253	$32,281	$907,000	$2,229	$19,302	$1,007,000
Fair value hedge interest rate swaps	9,469	1,471	133,260	6,257	1,482	133,406
Total derivatives designated as hedging instruments	$10,722	$33,752	$1,040,260	$8,486	$20,784	$1,140,406
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$23,278	$23,274	$528,767	$12,464	$12,455	$378,849
Mortgage banking derivatives	114	318	61,658	37	91	40,857
Total derivatives not designated as hedging instruments	$23,392	$23,592	$590,425	$12,501	$12,546	$419,706

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,323)	$(1,674)	$(4,651)	$(4,986)
Amount of (loss) gain recognized in other comprehensive income	(10,588)	2,155	(17,604)	(12,511)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three and nine months ended September 30, 2015 and 2014. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $22.1 million and $14.5 million at September 30, 2015 and December 31, 2014, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $12.8 million will be reclassified as an increase to interest expense over the next twelve months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Derivative - interest rate swaps:
Interest income	$(93)	$116	$10	$43
Interest expense	4,302	(84)	3,211	5,748
Hedged item - loans, deposits and long-term borrowings:
Interest income	$93	$(116)	$(10)	$(43)
Interest expense	(4,329)	45	(3,270)	(5,755)

During the three and nine months ended September 30, 2015 and 2014, the amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial. Valley recognized a net reduction to interest expense of $100 thousand for the nine months ended September 30, 2014 related to Valley’s fair value hedges on brokered time deposits, which include net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.

The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(263)	$44	$(155)	$(172)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of September 30, 2015, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $12.1 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At September 30, 2015, Valley had $56.8 million in collateral posted with its counterparties.

Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
September 30, 2015
Assets:
Interest rate caps and swaps	$34,000	$—	$34,000	$(10,721)	$—		$23,279
Liabilities:
Interest rate caps and swaps	$57,026	$—	$57,026	$(10,721)	$(46,305)		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$452,026	$—	$452,026	$(10,721)	$(441,305)		$—
December 31, 2014
Assets:
Interest rate caps and swaps	$20,950	$—	$20,950	$(8,504)	$—		$12,446
Liabilities:
Interest rate caps and swaps	$33,239	$—	$33,239	$(8,504)	$(24,735)		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$428,239	$—	$428,239	$(8,504)	$(419,735)		$—

*	Represents fair value of non-cash pledged investment securities.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$33,514	$36,009
Other tax credit investments, net	54,872	66,023
Total tax credit investments, net	$88,386	$102,032
Other Liabilities:
Unfunded affordable housing tax credit commitments	$8,080	$8,800
Unfunded other tax credit commitments	418	418
Total unfunded tax credit commitments	$8,498	$9,218

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,660	$2,164	$4,774	$6,148
Other tax credit investment credits and tax benefits	7,510	3,269	16,031	9,953
Total reduction in income tax expense	$9,170	$5,433	$20,805	$16,101
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$543	$1,073	$1,516	$2,291
Affordable housing tax credit investment impairment losses	451	375	979	2,889
Other tax credit investment losses	144	747	934	1,829
Other tax credit investment impairment losses	4,086	2,435	10,802	7,139
Total amortization of tax credit investments recorded in non-interest expense	$5,224	$4,630	$14,231	$14,148
Note 16. Business Segments
The information under the caption “Business Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Note 17. Subsequent Event
During October 2015, Valley elected to prepay $795 million of its long-term borrowings with maturities in 2017 at an average cost of 3.78 percent. The settlement of such borrowings will result in the recognition of pre-tax prepayment penalty charges totaling $50.3 million during the fourth quarter of 2015. Funding for the entire transaction was obtained from new sources consisting of both brokered money market deposits and securities sold under agreements to repurchase (repos) totaling $800 million. The new fixed rate instruments have a weighted average duration of approximately one year and an average interest cost of 0.56 percent.

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2014, include, but are not limited to:

•	weakness or a decline in the U.S. economy, in particular in New Jersey, the New York City metropolitan area (including Long Island) and Florida;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	less than expected cost savings from the prepayment or maturity of long-term borrowings from 2015 to 2018;

•	less than expected cost savings from Valley's Branch Efficiency and Cost Reduction Plans in 2016 and 2017;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

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

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments or other factors;

•	unanticipated credit deterioration in our loan portfolio;

•	lower than expected cash flows from purchased credit-impaired loans;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	higher than expected tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	a decline in real estate values within our market areas;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

•	future goodwill impairment due to changes in our business, changes in market conditions, or other factors;

•
legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in higher compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	failure to complete the merger of CNLBancshares with Valley in the proposed timeframe;

•	the inability to realize expected revenue synergies from the proposed CNLBancshares merger or the recent 1st United merger in the amounts or in the timeframe anticipated;

•	costs or difficulties relating to CNLBancshares integration matters might be greater than expected;

•	inability to retain customers and employees, including those of CNLBancshares and 1st United; and

•	other unexpected material adverse changes in our operations or earnings.
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

Executive Summary

Company Overview. At September 30, 2015, Valley had consolidated total assets of approximately $19.6 billion, total net loans of $14.9 billion, total deposits of $14.5 billion and total shareholders’ equity of $2.0 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island and southeast and central Florida. Of our current 217 branch network, 71 percent, 20 percent and 9 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions. Our most recent acquisition of 1st United during November 2014 provided Valley its first locally positioned access to Florida's high growth market through 1st United's experienced management team and a 20 branch network covering some of the most attractive urban banking markets in Florida.

In May 2015, we announced our entry into a merger agreement with CNLBancshares and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida. CNLBancshares has approximately $1.4 billion in assets, $843 million in loans and $1.1 billion in deposits and maintains a branch network of 16 offices. The proposed merger will expand Valley's Florida branch network to 36 offices, strengthen Valley's existing Florida footprint and expand Valley's branch network into desirable new markets within southwest and northeast Florida. Our ability to quickly integrate 1st United's systems into Valley during the first quarter of 2015 and our experienced Florida team allowed us to act quickly on this attractive opportunity to continue the expansion of Valley's presence in many of the best urban markets of Florida.
The common shareholders of CNLBancshares will receive 0.75 of a share of Valley common stock for each CNLBancshares share they own, subject to adjustment in the event Valley’s average stock price falls below $8.80 or rises above $10.13 prior to closing. The transaction is valued at an estimated $207 million, based on Valley’s closing stock price on May 22, 2015 (and includes the stock consideration of $16.2 million that will be paid to CNLBancshares stock option holders). The acquisition received all regulatory and CNLBancshares shareholder approvals, and is expected to close in December 2015.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014 for more details regarding our acquisition of 1st United and other past merger activity.

Borrowing Strategy. As part of its funding and asset/liability management strategies, Valley has been assessing the viability of the prepayment of various levels of debt on its balance sheet, including a portion of its relatively high cost borrowings (mostly from the Federal Home Loan Bank of New York) totaling over $1.6 billion at September 30, 2015. The $1.6 billion of borrowings, with an average cost of 3.82 percent, start to contractually mature during the fourth quarter of 2015 through the end of 2018. As we move closer to such maturity dates, the cash charge (or the "prepayment penalty") related to the early repayment of these borrowings, while substantial, has declined and become a more advantageous option to Valley in the current low interest rate environment. As a result, we have elected to prepay $795 million of these borrowings during October 2015. The prepaid borrowings have maturities in 2017 and an average cost of 3.78 percent. The settlement of such borrowings will result in the recognition of pre-tax prepayment penalty charges of $50.3 million ($32.7 million after-tax) in the fourth quarter of 2015. Funding for the entire transaction was obtained from new sources consisting of both brokered money market deposits and securities sold under agreements to repurchase (repos) totaling $800 million. The new fixed rate instruments have a weighted average duration of approximately one year and an average interest cost of 0.56 percent. The shorter duration of the new borrowings is expected to cause only a moderate shift in the overall interest sensitivity of our balance sheet. In addition, approximately $182 million of borrowings with an average cost of 4.69 percent will mature between March and April 2016. Moving forward, we will continue to evaluate all of our remaining high cost borrowings maturing in 2016 and 2018 through 2022 for future opportunities, including potential prepayments, to enhance our net interest income and margin. Our ability to take action is dependent on the level of market interest rates, our ability to obtain similar amounts of debt instruments, as well as other factors. Although we can provide no assurance as to the declaration of cash dividends by our Board, we do not believe the prepayment penalty to be recognized in the fourth quarter of 2015 will impact our ability to continue to pay our normal quarterly common stock dividend at its current rate of $0.11 per share.
For additional information on other Valley cost saving initiatives, see the "Branch Efficiency and Cost Reduction Plans" section below.
Quarterly Results. Net income for the third quarter of 2015 was $36.0 million, or $0.15 per diluted common share, compared to $27.7 million, or $0.14 per diluted common share, for the third quarter of 2014. The $8.3 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $19.3 million increase in our net interest income mostly due to higher average loan balances (due to both acquired loans and organic growth) and the prepayment of $275 million of high cost long-term borrowings in the fourth quarter of 2014, (ii) a $6.1 million increase in non-interest income mostly caused by changes in our FDIC loss-share receivable due to the expiration of certain FDIC loss-sharing agreements in March 2015 and an increase in net gains on sales of residential mortgage loans, partially offset by (iii) a $17.1 million increase in non-interest expense mostly due to higher salary and employee benefit expense, net occupancy and equipment expense, and other expenses related to the November 2014 acquisition of 1st United, and to a much lesser extent, costs incurred related to the proposed acquisition of CNLBancshares. See the "Net Interest Income," "Non-Interest Income," and "Non-Interest Expense" sections below for more details on the items above impacting our third quarter 2015 results, as well as other items discussed elsewhere in this MD&A.

Economic Overview and Indicators. During the third quarter of 2015, real gross domestic product (GDP) grew at a 1.5 percent annual rate after advancing 3.9 percent in the second quarter of 2015. Consumer spending on both goods and services continued to advance at a strong pace. Business investment also grew, albeit at a slower pace compared to the previous quarter. Volatility in financial markets remained elevated in the third quarter of 2015 driven partly by international events and the uncertainty of U.S. monetary policy.

The labor market continued to improve, but the pace of job growth slowed somewhat. The civilian unemployment rate ended the third quarter at 5.1 percent. However, there are some indicators that suggest an underutilization of labor resources has persisted, in particular the U6 level of unemployment (which includes discouraged workers not looking for employment and part-time workers looking for full-time employment) which has remained elevated compared to levels experienced before the recession.

The pace of U.S. existing home sales, particularly in the South, continued to accelerate in the third quarter of 2015. Home sales remain on pace to surpass 5 million units sold this year. Housing market conditions remain generally favorable as mortgage rates continue to run below longer-run averages and signs that first-time homebuyers may be coming into the market at greater pace.

Consumer spending, particularly on services, remained strong in the third quarter of 2015. Spending activity should continue to expand moderately through the end of the year as real disposable income remains bolstered by low energy prices. Equity and home prices, on average, were higher compared to the second quarter of 2015 which should also support consumer spending through the end of the year.

At the Federal Reserve’s Open Market Committee (FOMC) meeting in October 2015, the members maintained a target range of zero to 0.25 percent for its federal funds rate. In determining how long to maintain current policy, the FOMC will assess progress - both realized and expected - toward its objectives of maximum employment and two percent inflation. The Committee continued its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions. The FOMC has continued to emphasize that any change in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the third quarter at 2.06 percent, 29 basis points lower compared with June 30, 2015. The spread between the 2- and 10-year U.S. Treasury note yields ended the third quarter of 2015 at 1.42 percentage points, 29 basis points lower sequentially and 52 basis points lower compared to the second quarter of 2014.

During the third quarter of 2015, interest rates for residential mortgages, on average, increased modestly as compared to the first quarter of 2015. The increase from the second quarter of the year did not spur any significant increase in mortgage refinance activity during the third quarter of 2015. We continued to see increased demand for commercial real estate and construction loans in the third quarter of 2015, especially within the New York City markets. Despite the moderate pace of economic activity and lack of wage growth, some commercial customers are expanding their operations. However, we still believe the current low interest rate environment and the underutilization of the labor market may continue to challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
Selected Economic Indicators:	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Unemployment rate:
U.S.	5.10%	5.30%	5.50%	5.60%	5.90%
New York Metro Region*	5.10%	5.60%	6.50%	5.60%	6.30%
New Jersey	5.60%	6.10%	6.50%	6.20%	6.50%
New York	5.10%	5.50%	5.70%	5.20%	5.20%
Florida	5.20%	5.50%	5.70%	5.60%	6.10%
Miami-Fort Lauderdale Metro Region	5.70%	5.60%	5.30%	5.60%	6.60%

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	($ in millions)
Personal income:
New Jersey	NA	$531,772	$520,328	$514,301	$509,563
New York	NA	$1,131,830	$1,145,645	$1,125,667	$1,116,714
Florida	NA	$886,918	$875,451	$862,595	$853,465
New consumer bankruptcies:
New Jersey	NA	0.11%	0.10%	0.11%	0.11%
New York	NA	0.06%	0.05%	0.06%	0.06%
Florida	NA	0.10%	0.10%	0.11%	0.11%
Change in home prices:
U.S.	—%	0.70%	0.10%	(0.10)%	(0.10)%
New York Metro Region*	—%	(0.69)%	1.82%	0.25%	(0.31)%
Florida	—%	(1.07)%	1.78%	2.38%	0.48%
New consumer foreclosures:
New Jersey	NA	0.05%	0.06%	0.07%	0.07%
New York	NA	0.03%	0.06%	0.04%	0.03%
Florida	NA	0.05%	0.05%	0.07%	0.07%
Homeowner vacancy rates:
New Jersey	1.40%	1.80%	1.80%	1.60%	1.40%
New York	1.60%	1.90%	2.20%	2.20%	1.70%
Florida	2.60%	1.90%	2.20%	2.80%	2.30%

NA - not available

*	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.
Sources: Bureau of Labor Statistics, Bureau of Economic Analysis, Federal Reserve Bank of New York, S&P Indices, and the U.S. Census Bureau.
Loans. Total non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) increased by $552.3 million, or 15.4 percent on an annualized basis, to $14.9 billion at September 30, 2015 from June 30, 2015 largely due to increases of $298.0 million and $174.0 million in residential mortgage loans and total commercial real estate loans, respectively. The increase in residential mortgage loans largely related to the purchase of 1-4 family loans totaling $334 million during the third quarter of 2015. The commercial real estate loan growth, totaling 9.6 percent on an annualized basis, compared to the total balance at June 30, 2015, resulted from both organic growth and purchased loan participations in multi-family loans in our local market. A portion of the purchased multi-family loans totaling over $95 million during the third quarter of 2015 is expected to qualify as part of Valley's continuous effort to meet the credit needs of certain borrowers under Community Reinvestment Act (CRA). Additionally, the majority of these purchased loans are seasoned loans with expected shorter durations. Higher volumes within other consumer loans, commercial and industrial loans, and automobile loans also contributed to the third quarter growth, as total September 30, 2015 outstanding balances in these categories increased by $34.2 million, $28.7 million, and $21.7 million, respectively, or 38.6 percent, 4.8 percent, and 7.2 percent, on an annualized basis, respectively, compared to June 30, 2015. During the third quarter of 2015, Valley sold approximately $40.4 million of residential mortgage loans originated for sale.
See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. All of the loans acquired from 1st United in the fourth quarter of 2014 are accounted for as PCI loans. As of September 30, 2015, PCI loans totaled $1.5 billion and represented approximately 9.8 percent of our total loan portfolio.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans increased to 0.59 percent at September 30, 2015 compared to 0.50 percent at June 30, 2015 largely due to an increase in loans past due 30 to 59 days. The loans past due 30 to 59 days increased $8.7 million largely due to two matured performing loans in the normal process of renewal and one loan that was repaid during October 2015 which accounted for a combined total of $7.3 million of the increase in this past due category. Non-accrual loans moderately increased to $59.2 million, or 0.39 percent of our entire loan portfolio of $15.0 billion, at September 30, 2015 as compared to $54.7 million, or 0.38 percent of total loans, at June 30, 2015. Overall, our non-performing assets increased by 5.1 percent to $76.5 million at September 30, 2015 as compared to $72.8 million at June 30, 2015 largely due to the increase in non-accrual loans.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the somewhat unpredictable direction of the U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of September 30, 2015. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the third quarter of 2015 remained relatively unchanged as compared to the second quarter of 2015. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended September 30, 2015, while savings, NOW and money market accounts were 49 percent and time deposits were 21 percent. Overall, average deposits totaling $14.6 billion for the third quarter of 2015 increased by $391.3 million as compared to the second quarter of 2015 due, in large part, to increased organic retail volumes in time deposits and, to a lesser extent, non-interest bearing deposits. Time deposits grew mainly due to the success of several retail promotions for certificates of deposit that began in the second quarter of 2015.

Average short-term borrowings decreased $85.0 million, or 33.3 percent to $170.1 million for the three months ended September 30, 2015 as compared to the second quarter of 2015 mostly due to a $124.2 million decrease in short-term FHLB advances, partially offset by higher customer repo account balances. The third quarter decline in FHLB advances was mostly due to the use of alternative liquidity and loan funding from our issuance of $100 million of 4.55 percent subordinated debentures (the "notes") and $115 million of Valley's Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock”) in June 2015.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) totaled approximately $2.6 billion for both the third and second quarters of 2015. Ending balances of long-term borrowings decreased $95.8 million at September 30, 2015 as compared to June 30, 2015 primarily due to the maturity of Valley's $100 million of 5 percent subordinated notes which were repaid in July 2015. The June 2015 issuance of $100 million of 4.55 percent notes was mainly intended to replace the maturity of these 5 percent notes in July 2015. The new notes qualify as total risk-based (Tier 2) regulatory capital at September 30, 2015.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Return on average assets	0.74%	0.67%	0.68%	0.74%
Return on average shareholders’ equity	7.20	7.00	6.82	7.76
Return on average tangible shareholders’ equity (ROATE)	10.36	9.86	10.00	11.00

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Net income	$35,954	$27,682	$98,286	$91,037
Average shareholders’ equity	1,997,369	1,581,877	1,921,578	1,564,585
Less: Average goodwill and other intangible assets	(609,632)	(459,210)	(611,540)	(461,249)
Average tangible shareholders’ equity	$1,387,737	$1,122,667	$1,310,038	$1,103,336
Annualized ROATE	10.36%	9.86%	10.00%	11.00%

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

Net Interest Income
Net interest income on a tax equivalent basis totaling $135.9 million for the third quarter of 2015 decreased $2.2 million from the second quarter of 2015 and increased $19.3 million as compared to the third quarter of 2014, respectively. Interest income on a tax equivalent basis decreased approximately $1.0 million to $176.6 million for the third quarter of 2015 as compared to the second quarter of 2015 largely due to a 20 basis point decrease in the yield on average loans, partially offset by a $566.0 million increase in average loans and one more day during the third quarter of 2015. The decline in yield on average loans for the third quarter of 2015 as compared to the linked second quarter was due, in part, to a $4.6 million decrease in (1) fee income from derivative interest rate swaps executed with commercial lending customers to facilitate the risk management strategies of both Valley and the customers, (2) interest income from closed ("zero-balance") PCI loan pools, and (3) loan recovery income from collections related to our non-PCI loan portfolio, on a combined basis. Interest expense increased $1.2 million to $40.7 million for the three months ended September 30, 2015 as compared to the second quarter of 2015. The increase in interest expense was primarily driven by a $311.6 million increase in average time deposits, a 7 basis point increase in the cost of such time deposits and one more day during the third quarter of 2015.
Average interest earning assets increased to $17.6 billion for the third quarter of 2015 as compared to approximately $14.8 billion for the third quarter of 2014 largely due to organic and purchased loan growth over the last twelve month period, and the loans and investments totaling $1.2 billion and $224.0 million, respectively, acquired in the acquisition of 1st United on November 1, 2014. The broad-based loan growth within several loan categories since September 30, 2014 was largely supplemented by purchases of loan participations in multi-family loans and 1-4 family loans totaling a combined $1.0 billion from local third party originators during the first nine months of 2015. Compared to the second quarter of 2015, average interest earning assets increased by $465.6 million from $17.1 billion largely due to purchased loans and loan participations of approximately $334 million and $95 million within residential mortgage and commercial real estate loans, respectively, as well as organic origination volumes in commercial and industrial, commercial real estate, automobile and other consumer loans during the second quarter of 2015. As a result of the loan growth, average loans increased $566.0 million from the second quarter of 2015, while our average investments declined $128.7 million due to normal payments and prepayments during the third quarter.
Average interest bearing liabilities increased $1.8 billion to $12.9 billion for the third quarter of 2015 as compared to the third quarter of 2014 mainly due to deposits and short-term borrowings totaling $1.4 billion and $16.8 million, respectively, assumed in the acquisition of 1st United during the fourth quarter of 2014, retail time deposit campaigns in the fourth quarter of 2014 and the six months ended September 30, 2015, and an increase in our use of brokered money market accounts as a low cost funding source for loan growth and other liquidity needs since beginning of September 2014. Compared to the second quarter of 2015, average interest bearing liabilities increased $240.8 million in the third quarter of 2015 mostly due to an increase in time deposits from the aforementioned retail campaigns, partially offset by a decline in the use of short-term FHLB advances for liquidity and loan funding.
The net interest margin on a tax equivalent basis of 3.09 percent for the third quarter of 2015 decreased 13 basis points and 7 basis points as compared to the second quarter of 2015 and the three months ended September 30, 2014, respectively. The yield on average interest earning assets also decreased by 14 basis points on a linked quarter basis. The lower yield was mainly a result of the aforementioned decrease in the yield on average loans to 4.27 percent for the third quarter of 2015. This was largely caused by the $4.6 million decline in periodic fee income from derivative interest rate swap transactions, income from zero-balance PCI loan pools and loan recovery income. The $4.6 million decrease represented approximately 13 basis points of the 20 basis point decline in the yield on average loans and 10 basis points of the 13 basis point decline in our net interest margin from the second quarter of 2015. Additionally, new and refinanced loan volumes remain at relatively low interest rates as compared to the overall yield of our loan portfolio and continue to put downward pressure on the overall portfolio yield and our margin. The level of yields on new loans is impacted not only by the Federal Reserve's current monetary policy, but also from intense competition in our markets for quality borrowers. Our higher yielding PCI loan portfolio also declined $171.4 million, or 10.4 percent from June 30, 2015 to approximately $1.5 billion at September 30, 2015 due to normal repayment and prepayment activity. However, our yield on average taxable investment securities increased by 17 basis points during the third quarter of 2015 from 2.50 percent for the second quarter of 2015 largely due to lower premium amortization expense on certain mortgage-backed securities caused by a decline in principal repayments. The overall cost of average interest bearing liabilities increased by 1 basis point from 1.25 percent in the linked second quarter of 2015 primarily due to the aforementioned 7 basis point increase in the cost of average time deposits and one more day during the third quarter. Our cost of total deposits was 0.41 percent for the third quarter of 2015, and increased 1 basis point as compared to the three months ended June 30, 2015.

Our margin will likely continue to face downward pressure from the relatively low levels of interest rates on most interest earning asset alternatives and further repayment of higher yielding interest earning assets. However, our prepayment of $795 million in certain high cost borrowings during the fourth quarter of 2015 combined with potential future loan growth from solid loan demand in our primary markets is anticipated to positively impact our future net interest income and margin. We believe that the maturity of our remaining high interest rate borrowings, primarily over the next 36 months, should also reduce the risk of future margin compression. Additionally, we entered into several forward starting interest rate swap derivative transactions during 2013 to hedge the risk of an increase in current market interest rates before the maturity of a portion of such borrowings through the first half of 2016. See Note 13 to the consolidated financial statements for additional information on our derivative hedging transactions.

The following table reflects the components of net interest income for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$14,709,618	$157,146	4.27%	$14,143,580	$158,169	4.47%	$11,907,275	$135,115	4.54%
Taxable investments (3)	2,070,806	13,806	2.67	2,214,976	13,849	2.50	2,203,431	16,656	3.02
Tax-exempt investments (1)(3)	553,225	5,528	4.00	537,777	5,531	4.11	548,548	5,611	4.09
Federal funds sold and other interest bearing deposits	263,642	150	0.23	235,353	146	0.25	104,580	48	0.18
Total interest earning assets	17,597,291	176,630	4.01	17,131,686	177,695	4.15	14,763,834	157,430	4.27
Allowance for loan losses	(105,114)			(104,446)			(105,714)
Cash and due from banks	244,748			281,877			283,859
Other assets	1,792,769			1,798,802			1,555,032
Unrealized (losses) gains on securities available for sale, net	(9,529)			320			(13,675)
Total assets	$19,520,165			$19,108,239			$16,483,336
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$7,090,155	$5,587	0.32%	$7,076,104	$5,911	0.33%	$5,830,967	$4,860	0.33%
Time deposits	3,104,238	9,535	1.23	2,792,637	8,128	1.16	2,169,590	6,981	1.29
Total interest bearing deposits	10,194,393	15,122	0.59	9,868,741	14,039	0.57	8,000,557	11,841	0.59
Short-term borrowings	170,115	126	0.30	255,097	207	0.32	261,801	218	0.33
Long-term borrowings (4)	2,582,734	25,482	3.95	2,582,616	25,331	3.92	2,839,365	28,732	4.05
Total interest bearing liabilities	12,947,242	40,730	1.26	12,706,454	39,577	1.25	11,101,723	40,791	1.47
Non-interest bearing deposits	4,397,325			4,331,647			3,640,054
Other liabilities	178,229			173,929			159,682
Shareholders’ equity	1,997,369			1,896,209			1,581,877
Total liabilities and shareholders’ equity	$19,520,165			$19,108,239			$16,483,336
Net interest income/interest rate spread (5)		$135,900	2.75%		$138,118	2.90%		$116,639	2.80%
Tax equivalent adjustment		(1,940)			(1,941)			(1,971)
Net interest income, as reported		$133,960			$136,177			$114,668
Net interest margin (6)			3.05%			3.18%			3.11%
Tax equivalent effect			0.04%			0.04%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.09%			3.22%			3.16%

The following table reflects the components of net interest income for the nine months ended September 30, 2015 and 2014:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Nine months ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$14,144,921	$465,803	4.39%	$11,757,957	$402,545	4.56%
Taxable investments (3)	2,189,527	44,326	2.70	2,215,162	52,001	3.13
Tax-exempt investments (1)(3)	543,992	16,616	4.07	560,469	16,974	4.04
Federal funds sold and other interest bearing deposits	280,663	516	0.25	77,783	102	0.17
Total interest earning assets	17,159,103	527,261	4.10	14,611,371	471,622	4.30
Allowance for loan losses	(104,650)			(110,126)
Cash and due from banks	319,936			273,348
Other assets	1,791,633			1,577,516
Unrealized losses on securities available for sale, net	(4,091)			(26,458)
Total assets	$19,161,931			$16,325,651
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$7,103,105	$17,493	0.33%	$5,647,871	$13,671	0.32%
Time deposits	2,885,922	25,637	1.18	2,159,402	20,196	1.25
Total interest bearing deposits	9,989,027	43,130	0.58	7,807,273	33,867	0.58
Short-term borrowings	184,586	427	0.31	331,737	840	0.34
Long-term borrowings (4)	2,578,452	75,649	3.91	2,837,837	84,843	3.99
Total interest bearing liabilities	12,752,065	119,206	1.25	10,976,847	119,550	1.45
Non-interest bearing deposits	4,313,620			3,616,587
Other liabilities	174,668			167,632
Shareholders’ equity	1,921,578			1,564,585
Total liabilities and shareholders’ equity	$19,161,931			$16,325,651
Net interest income/interest rate spread (5)		$408,055	2.85%		$352,072	2.85%
Tax equivalent adjustment		(5,832)			(5,961)
Net interest income, as reported		$402,223			$346,111
Net interest margin (6)			3.13%			3.16%
Tax equivalent effect			0.04%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.17%			3.21%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2015 Compared to September 30, 2014			Nine Months Ended September 30, 2015 Compared to September 30, 2014
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$30,309	$(8,278)	$22,031	$79,097	$(15,839)	$63,258
Taxable investments	(963)	(1,887)	(2,850)	(595)	(7,080)	(7,675)
Tax-exempt investments*	48	(131)	(83)	(502)	144	(358)
Federal funds sold and other interest bearing deposits	88	14	102	359	55	414
Total increase (decrease) in interest income	29,482	(10,282)	19,200	78,359	(22,720)	55,639
Interest Expense:
Savings, NOW and money market deposits	1,004	(277)	727	3,580	242	3,822
Time deposits	2,884	(330)	2,554	6,498	(1,057)	5,441
Short-term borrowings	(70)	(22)	(92)	(346)	(67)	(413)
Long-term borrowings and junior subordinated debentures	(2,546)	(704)	(3,250)	(7,635)	(1,559)	(9,194)
Total increase (decrease) in interest expense	1,272	(1,333)	(61)	2,097	(2,441)	(344)
Total increase (decrease) in net interest income	$28,210	$(8,949)	$19,261	$76,262	$(20,279)	$55,983

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Trust and investment services	$2,450	$2,411	$7,520	$7,097
Insurance commissions	4,119	3,632	12,454	12,621
Service charges on deposit accounts	5,241	5,722	15,794	17,109
Gains on securities transactions, net	157	103	2,481	102
Fees from loan servicing	1,703	1,806	4,948	5,262
Gains (losses) on sales of loans, net	2,014	(95)	3,034	1,497
(Losses) gains on sales of assets, net	(558)	83	(77)	211
Bank owned life insurance	1,806	1,571	5,188	4,593
Change in FDIC loss-share receivable	(55)	(3,823)	(3,380)	(11,610)
Other	4,042	3,371	11,802	11,171
Total non-interest income	$20,919	$14,781	$59,764	$48,053

Service charges on deposit accounts decreased $481 thousand and $1.3 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 mostly due to general decreases in service charges on checking accounts, ATM fees and overdraft fees. Generally, the decline in these fees relates to better account management by our customers as well as certain limitations imposed on our customer account-based fees driven by bank regulations.

Net gains on securities transactions increased $2.4 million for the nine months ended September 30, 2015 as compared with the same period in 2014 mostly due to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million during the first quarter of 2015. The sales of these securities were primarily due to a investment portfolio re-balancing during the first quarter due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Net gains on sales of loans increased $2.1 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 mostly due to increases of approximately 69 percent and 85 percent in residential mortgage loan originations (including both new and refinanced loans) during the the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end.
The net change in the fair value of loans held for sale resulted in net gains of $660 thousand and $81 thousand for the three months ended September 30, 2015 and 2014, respectively, and $813 thousand and $453 thousand for the nine months ended September 30, 2015 and 2014, respectively. Our decision to either sell or retain our mortgage loan production is dependent upon, among other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A above and the fair valuation of our loans held for sale at Note 6 of the consolidated financial statements.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on our previous FDIC-assisted transactions, including loss-sharing agreements acquired from 1st United on November 1, 2014. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $55 thousand and $3.4 million net reductions in non-interest income for the three and nine months ended September 30, 2015, respectively. The majority of the reduction in both the receivable and non-interest income during nine months ended September 30, 2015 relates to the prospective adjustment to the receivable related to better than originally estimated cash flows on certain pools of covered loans since the acquisition date. There was no reduction in non-interest income related to additional cash flows on pooled loans during the second and third quarters of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.

See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Salary and employee benefits expense	$54,315	$45,501	$165,601	$140,683
Net occupancy and equipment expense	21,526	17,011	65,858	55,708
FDIC insurance assessment	4,168	3,534	11,972	10,214
Amortization of other intangible assets	2,232	2,201	6,721	6,898
Professional and legal fees	4,643	3,609	12,043	11,671
Amortization of tax credit investments	5,224	4,630	14,231	14,148
Advertising	732	1,664	4,092	2,814
Telecommunications expense	2,050	1,622	6,101	4,971
Other	13,762	11,764	37,563	34,881
Total non-interest expense	$108,652	$91,536	$324,182	$281,988

Salary and employee benefits expense increased $8.8 million and $24.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 largely due to increases in salary expense and related payroll taxes, cash bonus accruals, stock-based incentive compensation expense, 401(k) plan expense, and employee medical insurance expense. The higher salary expenses were mainly due to additional staffing expenses related to our acquisition of 1st United on November 1, 2014. Our health care expenses increased by $820 thousand and $2.2 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods one year ago due, in part, to the acquisition of 1st United. However, our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses can fluctuate based on our plan experience into the foreseeable future.

Net occupancy and equipment expenses increased $4.5 million and $10.2 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 mainly due to higher rental expense caused by the 1st United acquisition, as well as an increase in buildings and equipment repairs and maintenance expenses.

FDIC insurance assessments increased $634 thousand and $1.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 largely due to growth resulting from the acquisition of the 1st United, as well as increases in our balance sheet caused by solid loan growth over the last twelve month period.

Professional and legal fees increased $1.0 million and $372 thousand for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 largely due to increases in legal and consulting fees in connection with regulatory compliance and general corporate matters, as well as additional expenses related to the acquisition of CNLBancshares.

Advertising expense decreased $932.0 thousand and increased $1.3 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decrease during the third quarter of 2015 was mainly caused by a reduction in Valley's promotion of its residential refinance programs as compared to the same quarter in 2014. The increase during the first nine months of 2015 as compared to the same 2014 period was mostly driven by an increase in the promotion of the $499 residential mortgage refinance program in New Jersey, New York and Florida due to the relatively low level of mortgage interest rates, as well as promotional television commercials in both English and Spanish.

Other non-interest expense increased $2.0 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, partly due to higher data processing and immaterial fluctuations in other significant components of other non-interest expense such stationery and printing, title search fees, service fees, insurance, and postage.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 70.15 percent and 70.17 percent for the three and nine months ended September 30, 2015, respectively, as compared to 70.71 percent and 71.54 percent for the same periods in 2014. The decrease our efficiency ratio as compared to both periods in 2014 was mainly caused by an increase in net interest income. However, our overall efficiency ratio is negatively impacted by the amortization of tax credit investments within our non-interest expense that result in tax credits that reduce our income tax expense. Additionally, our non-interest income was reduced by the changes in the FDIC loss-share receivable during the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 largely due to prospective reductions in the receivable related to additional cash flows from certain loan pools under commercial loss-sharing agreements expiring in March 2015. If the impact of the amortization of tax credit investments and the change in the FDIC loss-share receivable totaling $17.6 million and $25.8 million for the nine months ended September 30, 2015 and 2014, respectively, were excluded, our efficiency ratio would have been 66.60 percent and 66.01 percent, respectively, for the same periods of 2015 and 2014.

We believe the efficiency ratio, which is a non-GAAP financial measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Branch Efficiency and Cost Reduction Plans

In the second quarter of 2015, we disclosed a branch efficiency plan to "right-size" our branch network. We, like many in the banking industry, have experienced a significant decline in branch foot traffic as the emergence of self-service technology continues to reshape the banking industry. In response to these shifts in customer preference we have invested in new delivery channels and systems that will modernize the branch banking experience. Mobile banking, remote deposit, interactive ATMs, online account opening, video tellers, cash recyclers and enhanced online services are part of our modernization plan and will redefine the traditional banking experience at Valley.

As a result of our reviews and the evolution of banking in general, our current plan includes the closure and consolidation of 13 branch locations during the second half of 2015 and an additional 15 branches (at yet to be determined locations) by the end of 2016. The 28 branches, representing approximately 12.5 percent of Valley’s branch network at June 30, 2015, consist mostly of New Jersey locations and are a mix of leased and owned properties. During the third quarter, we closed 7 branches and we expect the remaining 6 planned closures for 2015 to occur by December 31, 2015.

Non-cash impairment charges and other branch closing costs (mainly related to contract obligations) were immaterial during the nine months ended September 30, 2015. Valley estimates that the 28 branch closure plan will result in an annualized reduction of approximately $10 million in ongoing operating expenses, of which 45 percent should be realized by the end of 2016.

We will continue to evaluate the operational efficiency of our entire branch network (consisting of 113 leased and 104 owned office locations at September 30, 2015) to ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.

In addition to the branch closures, Valley intends to implement a cost reduction plan aimed at achieving operational efficiencies through streamlining various aspects of Valley's business model, staff reductions and further utilization of technological enhancements. These measures are expected to save $5 million in pre-tax operating expenses starting in 2016 and are expected to increase to approximately $8 million in 2017.
Income Taxes

Income tax expense was $10.2 million for the three months ended September 30, 2015 reflecting an effective tax rate of 22.1 percent, as compared to $12.5 million for the second quarter of 2015 reflecting an effective tax rate of 28.1 percent and $10.7 million for the third quarter of 2014 reflecting an effective tax rate of 27.8 percent. The decrease in the effective tax rate during the third quarter of 2015 was primarily related to an increase in tax credit investments which generate general business credits.

Income tax expense was $34.9 million and $23.2 million for the nine months ended September 30, 2015 and 2014, respectively. The effective rate increased 5.9 basis points to 26.2 percent for the nine months ended September 30, 2015 as compared to 20.3 percent for the same period in 2014 largely due to a $8.3 million tax benefit recorded as a component of total income tax expense during the first quarter of 2014 related to the completion of a tax examination.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the fourth quarter of 2015, we anticipate that our effective tax rate will range from 25 percent to 27 percent, exclusive of $17.6 million of income tax benefits related to pre-tax prepayment penalty charges on borrowings totaling $50.3 million, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments and general business credits.
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

The following tables present the financial data for each business segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,904,768	$9,804,850	$2,887,673	$—	$17,597,291
Income (loss) before income taxes	12,018	38,192	4,291	(8,368)	46,133
Annualized return on average interest earning assets (before tax)	0.98%	1.56%	0.59%	N/A	1.05%

	Three Months Ended September 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,118,304	$7,788,971	$2,856,559	$—	$14,763,834
Income (loss) before income taxes	8,558	30,220	5,589	(6,031)	38,336
Annualized return on average interest earning assets (before tax)	0.83%	1.55%	0.78%	N/A	1.04%
Consumer Lending

This segment, representing approximately 33.9 percent of our loan portfolio at September 30, 2015, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 20.0 percent of our loan portfolio at September 30, 2015) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 8.1 percent of total loans at September 30, 2015) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average interest earning assets for the three months ended September 30, 2015 increased $786.5 million as compared to the third quarter of 2014 largely due to purchased and acquired residential mortgage loans, an increase in organic residential mortgage originations over the last 12-month period due to the low level of mortgage interest rates, as well as continued solid organic automobile loan and secured personal lines of credit growth. At September 30, 2015, our consumer lending portfolio included $230.8 million of PCI loans (mostly consisting of residential mortgage loans and home equity loans) acquired from 1st United during the fourth quarter of 2014. Additionally, we supplemented our organic originations with the purchase of approximately $389 million in loan purchases from third party originators during the nine months ended September 30, 2015.

Income before income taxes increased $3.5 million to $12.0 million for the third quarter of 2015 as compared to $8.6 million for the same quarter of 2014 largely due to a $6.8 million increase in net interest income after provision for credit losses for the third quarter of 2015. The net interest income expansion as compared to the same period one year ago was mainly due to higher average loan balances caused by the aforementioned residential mortgage loan activity since September 30, 2014. The increase in net interest income was partially offset by an increase in internal transfer expense totaling $3.6 million to $18.9 million as compared to the third quarter of 2014.

The net interest margin increased 8 basis points to 2.71 percent for the third quarter of 2015 as compared to the same quarter one year ago as a result of a 18 basis point decrease in the costs associated with our funding sources, partially offset by 10 basis point decrease in yield on average loans. The decrease in yield on average loans was largely caused by purchase, new and refinanced loan volumes that remain at relatively low interest rates as compared to the overall yield of our loan portfolio. The decrease in our cost of funds was was primarily driven by the prepayment of $275 million in high cost long-term borrowings in December 2014, which had a combined weighted average interest rate of 4.52 percent.
Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.4 billion and represented 16.0 percent of the total loan portfolio at September 30, 2015. Commercial real estate loans and construction loans totaled $7.5 billion and represented 50.1 percent of the total loan portfolio at September 30, 2015.

Average interest earning assets for the three months ended September 30, 2015 increased $2.0 billion as compared to the same quarter of 2014. This increase was largely attributable to the $1.2 billion of PCI loans acquired from 1st United in November 2014 and our purchase of participations in multi-family loans (mostly in New York City) totaling over $677 million during the first nine months of 2015. A portion of the purchased loans are expected to qualify for CRA purposes. The remaining growth in average loans as compared to the third quarter of 2014 mostly resulted from demand across many segments of commercial real estate borrowers in our markets over the last 12 months, supplemented by loan production from our Florida lending team since the 1st United acquisition in November 2014.

For the three months ended September 30, 2015, income before income taxes increased $8.0 million to $38.2 million as compared to the same quarter in 2014 mostly due an increase in net interest income coupled with an increase in non-interest income, partially offset by increases in the provision for credit losses, non-interest expense and internal transfer expense. Net interest income increased $15.0 million to $92.4 million for the third quarter of 2015 as compared to the same quarter of 2014 largely due to the increase in average loans. Non-interest income increased $3.2 million as compared to the third quarter of 2014. The provision for credit losses increased $1.3 million during the third quarter of 2015 as compared to $79 thousand for the third quarter of 2014. Non-interest expense and internal transfer expense increased $1.9 million and $7.0 million, respectively, during the third quarter of 2015 as compared to the same quarter in 2014.

The net interest margin decreased 19 basis points to 3.77 percent for the third quarter of 2015 as compared to the same quarter one year ago as a result of a 37 basis point decline in yield on average loans, partially offset by a 18 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding PCI loan repayments over the last 12-month period.
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

Average investments increased $31.1 million during the third quarter of 2015 as compared to the same quarter in 2014 primarily due to a $159.1 million increase in average federal funds sold and other interest bearing deposit balances, offset by some normal run-off within the taxable investment portfolio and funding of new loan growth. The increase in our average excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) was mainly caused by strong retail deposit volumes mostly over the last nine month period and the timing of loan purchases and new loan originations.

For the quarter ended September 30, 2015, income before income taxes decreased approximately $1.3 million to $4.3 million compared to $5.6 million for the same quarter in 2014 mostly due to a $1.6 million decrease in net interest income. The decrease in net interest income was largely due to increased premium amortization expense on certain mortgage-backed securities caused by higher principal repayments, the purchases of new investments at lower current market yields and a greater mix of average investments held in low yielding overnight deposits to fund loan growth.

The net interest margin decreased 24 basis points to 1.84 percent for the third quarter of 2015 as compared to the same quarter one year ago largely due to a 42 basis point decrease in the yield on average investments, partially offset by a 18 basis point decrease in costs associated with our funding sources.
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

The loss before income taxes for the corporate segment increased $2.4 million to $8.4 million for the three months ended September 30, 2015 as compared to $6.0 million for the three months ended September 30, 2014 mainly due to a $13.2 million increase in non-interest expense related to increases in several general expense categories, including, but not limited to, salaries expense, net occupancy and equipment and legal expense related to the acquisition of the 1st United, partially offset by a $10.6 million increase in internal transfer income as compared to the third quarter of 2014.
The following tables present the financial data for each business segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,670,699	$9,474,222	$3,014,182	$—	$17,159,103
Income (loss) before income taxes	30,158	116,283	11,963	(25,193)	133,211
Annualized return on average interest earning assets (before tax)	0.86%	1.64%	0.53%	N/A	1.04%

	Nine Months Ended September 30, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,059,691	$7,698,266	$2,853,414	$—	$14,611,371
Income (loss) before income taxes	22,525	88,923	16,716	(13,892)	114,272
Annualized return on average interest earning assets (before tax)	0.74%	1.54%	0.78%	N/A	1.04%

Consumer Lending

Average interest earning assets for the nine months ended September 30, 2015 increased $611.0 million as compared to the same period in 2014 largely due to continued solid organic automobile loan and secured personal lines of credit growth over the last 12-month period, higher residential mortgage loan originations held for investment purposes, and purchased and acquired residential mortgage loans. These increases were partially offset by a decline in our home equity loan portfolio which is partly the result of a lack of demand from our residential mortgage loan customers despite the relatively favorable interest rate environment.

Income before income taxes increased $7.6 million to $30.2 million for the nine months ended September 30, 2015 as compared to the same period of 2014 mainly due to an increase of $12.6 million in net interest income after provision for credit losses caused by higher average loan balances, as well as an increase in non-interest income of $2.0 million. The increase was partially negated by increases in both non-interest expense and internal transfer expense. Non-interest expense increased $2.6 million to $45.3 million for the nine months ended September 30, 2015 as compared to the same period in 2014. Internal transfer expense increased $4.4 million as compared to the nine months ended September 30, 2014.

The net interest margin increased 1 basis point to 2.72 percent for the nine months ended September 30, 2015 as compared to the same period of 2014 as a result of a 16 basis point decrease in costs associated with our funding sources, partially offset by a 15 basis point decrease in yield on average loans largely caused by purchased, new and refinanced loan volumes at current interest rates.
Commercial Lending

Average interest earning assets increased $1.8 billion for the nine months ended September 30, 2015 as compared to the same period in 2014. This increase was primarily attributable to the aforementioned $1.2 billion of PCI loans acquired from 1st United in November 2014, the purchase of commercial real estate loan participations totaling over $677 million during nine months of 2015, and continued loan growth mostly within the non-PCI commercial real estate loan portfolio over the last 12 months.

For the nine months ended September 30, 2015, income before income taxes increased $27.4 million to $116.3 million as compared to the same period in 2014 mostly due an increase in net interest income coupled with an increase in non-interest income, partially offset by increases in the provision for credit losses, non-interest expense and internal transfer expense. Net interest income increased $49.2 million to $279.8 million for the nine months ended September 30, 2015 as compared to the same period in 2014 largely due to the increase in average loans. Non-interest income increased $7.4 million as compared to the same period in 2014 mainly due to the positive aggregate effect of changes in the FDIC loss-share receivable. The provision for credit losses related to the commercial portfolios increased $6.9 million to $4.1 million for the nine months ended September 30, 2015 as compared to negative (credit) provision of $2.8 million for the same period in 2014. Non-interest expense and internal transfer expense increased $7.0 million and $15.4 million, respectively, for the nine months ended September 30, 2015 as compared to the same period in 2014.

The net interest margin decreased 5 basis points to 3.9 percent for the nine months ended September 30, 2015 as compared to the same period one year ago mainly as a result of a 21 basis point decline in the yield on average loans, partially offset by a 16 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the purchased, new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as a large volume of higher yielding PCI loan prepayments and repayments over the last 12-month period.
Investment Management

Average investments increased $160.8 million for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to a $202.9 million increase in average federal funds sold and other interest bearing deposit balances. This increase in our average excess liquidity (mostly held in overnight interest bearing deposits at the Federal Reserve Bank of New York) was mainly caused by strong retail deposit volumes primarily over the last nine month period and the timing loan purchases and new loan originations.

For the nine months ended September 30, 2015 income before income taxes decreased approximately $4.8 million to $12.0 million compared to the same period in 2014 mostly due to a $5.3 million decrease in net interest income. The decrease in net interest income was mainly driven by normal investment repayments, the purchases of new investments at lower current market yields, and the increased mix of investments held in low yielding overnight deposits for liquidity purposes to fund new loans.

The net interest margin decreased 35 basis points to 1.86 percent for the nine months ended September 30, 2015 as compared to the same period in 2014 largely due to a 51 basis point decrease in the yield on investments, partially offset by a 16 basis point decrease in costs associated with our funding sources.
Corporate and other adjustments

The loss before income taxes for the corporate segment increased $11.3 million to $25.2 million for the nine months ended September 30, 2015 as compared to $13.9 million for the same period in 2014 mainly due to a $32.8 million increase in non-interest expense, partially offset by an $20.1 million increase in the internal transfer income. The increase in non-interest expense for the nine months ended September 30, 2015 was due to increases in several general expense categories, including, but not limited to, salaries expense, net occupancy and equipment, advertising expense and our FDIC insurance assessment as compared to the same period of 2014.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2015. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2015. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2015. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2015 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2015. The model also utilizes an immediate parallel shift in the market interest rates at September 30, 2015.

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

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income*
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(1,841)	(0.34)%
+100	(4,298)	(0.81)
–100	(12,139)	(2.27)
____

*
The estimate above is based upon interest earning assets and interest bearing liabilities held as of September 30, 2015, and excludes the impact of Valley's prepayment of $795 million of high cost borrowings during October 2015. See the discussion below for additional information.

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 0.81 percent. Our balance sheet sensitivity to such a move in interest rates at September 30, 2015 decreased as compared to June 30, 2015 (which was a decrease of 1.83 percent in net interest income over a 12 month period). Additionally, our current asset sensitivity to a 100 basis point increase in interest rates is impacted in the model by the fact that approximately $1.6 billion of our adjustable rate loans at September 30, 2015 are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. The Valley prime rate is not projected to increase under the 100 basis point immediate increase scenario in our simulation, but would increase and positively impact our net interest income in a 200 basis point immediate increase in interest rates scenario. Our projections for such prime rate based loans could vary from the actual movements in the Valley prime rate, which is set by management and may change prior to the U.S. prime rate reaching its current level of 4.50 percent. According, if Valley were to maintain the current 125 basis point spread above the U.S. prime rate, we believe the projected decrease in net interest income under the rising interest rate simulations presented in the table above would be more than mitigated by additional interest income from such loans. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal). We have 4 cash flow hedge interest rate swaps with a total notional value of $300 million at September 30, 2015 that currently pay fixed and receive floating rates, as well as 3 interest rate caps with a total notional value of $225 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps, as well as a large portion of our interest rate caps, negatively impacted our net interest income during both the nine months ended September 30, 2015 and 2014. Despite the expiration of two of the three interest rate caps in the third quarter of 2015, we expect this negative trend to continue for the remaining derivatives into the foreseeable future due to the Federal Reserve’s current monetary policies impacting the level of market interest rates. See Note 13 to the consolidated financial statements for further details on our derivative transactions.

In October 2015, Valley elected to prepay $795 million of borrowings with 2017 maturities and an average cost of 3.78 percent. Funding for the entire transaction was obtained from both brokered deposits and repos totaling $800 million with an weighted average duration of approximately one year and an average interest cost of 0.56 percent. The shorter duration of the new borrowings is expected to cause only a moderate shift in the overall interest sensitivity of our balance sheet, while the new average cost will significantly benefit our future net interest income. In addition, approximately $182 million of borrowings with an average cost of 4.69 percent will contractually mature between March and April 2016, and is also expected to positively impact our net interest income. See the "Borrowing Strategy" section elsewhere in this MD&A for additional information.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at September 30, 2015.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.2 billion, representing 7.0 percent of earning assets, at September 30, 2015 and $1.9 billion, representing 11.3 percent of earning assets, at December 31, 2014. Of the $1.2 billion of liquid assets at September 30, 2015, approximately $242.5 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $458.1 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2015) are projected to be approximately $4.3 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal funds, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $12.8 billion and $10.8 billion for the third quarter of 2015 and for the year ended December 31, 2014, respectively, representing 74.4 percent and 71.9 percent of average earning assets for the periods of September 30, 2015 and December 31, 2014, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $750 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at September 30, 2015. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2015, our borrowing capacity under the Federal Reserve's discount window was approximately $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Our short-term borrowings increased $156.2 million to $302.9 million at September 30, 2015 as compared to December 31, 2014 due to a $80 million increase in overnight federal funds purchased and a $76.2 million increase in repo balance activity. At September 30, 2015 and December 31, 2014, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

During June 2015, Valley issued $115 million of Preferred Stock and $100 million of notes. Valley used the net proceeds (and other funds) for additional investments in and receivables from its principal subsidiary, Valley National Bank, which qualify as regulatory capital.
Investment Securities Portfolio

As of September 30, 2015, we had approximately $1.7 billion and $797.4 million in held to maturity and available for sale investment securities, respectively. During the first quarter of 2015, the two single-issuer bank trust preferred securities classified as trading at December 31, 2014 were either sold or redeemed by the issuer. Both of the securities transactions resulted in an immaterial aggregate net trading loss which is included in the other non-interest income category of our consolidated statements of income for the nine months ended September 30, 2015.

At September 30, 2015, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2015.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,191,886	$37,838	$(4,988)	$1,224,736
AA Rated	250,546	9,950	(233)	260,263
A Rated	44,502	4,034	—	48,536
Non-investment grade	891	8	(75)	824
Not rated	149,485	49	(12,942)	136,592
Total investment securities held to maturity	$1,637,310	$51,879	$(18,238)	$1,670,951
Available for sale investment grades:*
AAA Rated	$655,851	$5,924	$(5,142)	$656,633
AA Rated	25,627	810	(1,612)	24,825
A Rated	24,755	31	(176)	24,610
BBB Rated	50,201	631	(1,434)	49,398
Non-investment grade	18,822	1,048	(1,582)	18,288
Not rated	24,008	530	(903)	23,635
Total investment securities available for sale	$799,264	$8,974	$(10,849)	$797,389

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $149.5 million in investments not rated by the rating agencies with aggregate unrealized losses of $12.9 million at September 30, 2015. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2015, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three and nine months ended September 30, 2015 and 2014 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	($ in thousands)
Non-covered loans
Commercial and industrial	$2,399,451	$2,370,794	$2,361,987	$2,237,298	$2,076,512
Commercial real estate:
Commercial real estate	6,890,357	6,700,426	6,097,017	6,032,190	5,346,818
Construction	567,626	583,538	538,937	529,963	457,163
Total commercial real estate	7,457,983	7,283,964	6,635,954	6,562,153	5,803,981
Residential mortgage	2,946,696	2,648,692	2,585,782	2,515,675	2,436,022
Consumer:
Home equity	474,730	479,027	482,265	491,745	435,450
Automobile	1,219,758	1,198,064	1,162,963	1,144,831	1,091,287
Other consumer	388,705	354,522	321,784	310,320	275,834
Total consumer loans	2,083,193	2,031,613	1,967,012	1,946,896	1,802,571
Total non-covered loans	14,887,323	14,335,063	13,550,735	13,262,022	12,119,086
Covered loans (1)	129,491	145,231	183,726	211,891	46,291
Total loans (2)	$15,016,814	$14,480,294	$13,734,461	$13,473,913	$12,165,377
As a percent of total loans:
Commercial and industrial	15.9%	16.4%	17.3%	16.6%	17.1%
Commercial real estate	49.7%	50.3%	48.3%	48.7%	47.7%
Residential mortgage	19.6%	18.3%	18.8%	18.7%	20.0%
Consumer loans	13.9%	14.0%	14.3%	14.4%	14.8%
Covered loans	0.9%	1.0%	1.3%	1.6%	0.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial real estate loans and residential mortgage loans.

(2)
Total non-covered loans include net unearned premiums and deferred loan costs of $106 thousand at September 30, 2015, as compared to net unearned discounts and deferred loan fees of $2.1 million, $9.2 million, $9.0 million, and $8.0 million at June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

Non-covered Loans

Non-covered loans (loans not subject to loss-sharing agreements with the FDIC) increased $552.3 million, or 15.4 percent on an annualized basis, to approximately $14.9 billion at September 30, 2015 from June 30, 2015, despite a decline of $77.9 million in our non-covered PCI loan portion of this portfolio primarily due to normal loan repayments. The increase in total non-covered loans was mainly due to purchased and organic origination volumes of 1-4 family and multi-family loans in the residential mortgage and commercial real estate loan portfolios, respectively.
Total commercial and industrial loans increased $28.7 million from June 30, 2015 to approximately $2.4 billion at September 30, 2015 largely due to new loan demand from a mix of new and existing customers within the New York and New Jersey markets. While these new loan volumes more than offset our normal repayment and refinance activity, including an $12.9 million reduction in the non-covered PCI loan portion of the portfolio, we continued to experience significant market competition for quality credits during the third quarter, as well as some normal seasonal declines in loan demand from our customer base. Valley's commercial and industrial loans includes approximately $159 million of performing taxi medallion loans at September 30, 2015, mostly consisting of both PCI and non-PCI loans to fleet owners of New York City medallions. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees whenever possible. While this portion of the portfolio continues to perform well, Valley will continue to closely monitor its performance and the potential impact of changes in market valuations for taxi medallions due to new competing services, such as ride-sharing companies, as well as other factors.
Total commercial real estate loans (excluding construction loans) increased $189.9 million from June 30, 2015 to $6.9 billion at September 30, 2015. Loan origination volumes and demand were seen across many segments of commercial real estate borrowers in all of our markets, including Florida which accounted for approximately $22.3 million of the third quarter loan growth. The continued organic growth within the commercial real estate portfolio was largely supplemented by our purchase of participations in multi-family loans (mostly in New York City) totaling over $95 million during the second quarter of 2015 (as compared to approximately $477 million and $97 million during the second and first quarters of 2015, respectively). A portion of the purchased loans are expected to qualify for CRA purposes, and are seasoned loans with expected shorter durations. Each of these purchased participation loans were thoroughly examined by Valley under its normal underwriting criteria to further satisfy ourselves as to their credit quality. Construction loans outstanding totaled $567.6 million at September 30, 2015 and decreased $15.9 million from June 30, 2015 primarily due to normal completion of certain customer projects and migration of such balances to permanent loan financing during the third quarter of 2015.

Total residential mortgage loans increased $298.0 million to approximately $2.9 billion at September 30, 2015 from June 30, 2015 mostly due to due to the purchase of 1-4 family loans totaling $334 million during the third quarter of 2015. The purchased loan volume was partially offset by a 36.5 percent decrease in Valley loan originations as compared to the second quarter of 2015, as well as a lower amount of loan originations retained for investment purposes during the third quarter of 2015. Residential mortgage loan originations totaled approximately $115.1 million for the third quarter of 2015 as compared to $181.2 million and $76.4 million for the second quarter of 2015 and the third quarter of 2014, respectively. During the third quarter of 2015, Valley sold approximately $40.4 million of fixed-rate residential mortgage loans originated for sale.
Total consumer loans increased $51.6 million to $2.1 billion at September 30, 2015 from June 30, 2015 largely due to increases in both the automobile and other consumer loan portfolios during the third quarter of 2015. Automobile loans increased by $21.7 million to $1.2 billion at September 30, 2015 as compared to June 30, 2015 as our new organic loan volumes continued to be solid due to the overall strength of the U.S. auto markets and some positive initial production from our new Florida auto dealer network which contributed approximately $4 million for the third quarter of 2015. Valley has achieved its auto loan growth without participation in the subprime auto lending markets. Other consumer loans increased $34.2 million to $388.7 million at September 30, 2015 as compared to $354.5 million at June 30, 2015 mainly due to continued growth and customer usage of collateralized personal lines of credit. However, home equity loans moderately decreased by $4.3 million to $474.7 million at September 30, 2015 as compared to June 30, 2015 largely due to normal repayments and the continued lower level of customer demand, despite the relatively favorable low interest rate environment.
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

Most of our lending is in northern and central New Jersey, New York City and Long Island, with the exception of loans acquired in our recent acquisition of 1st United (mostly sourced in Florida) and smaller auto and residential mortgage loan portfolios derived from the other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within the region. We are witnessing new loan activity across Valley’s entire geographic footprint, including new loans and strong loan pipelines from our Florida lending operations. However, the New York and Long Island markets continue to account for a disproportionate percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we intend to make further inroads into the Florida lending market, through our prospective acquisition of CNLBancshares headquartered in Orlando, Florida. Additionally, our Florida loan pipeline, consisting predominantly of commercial purpose loans, was over $200 million at September 30, 2015.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans mostly consist of loans acquired in business combinations in 2014 and 2012, including covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements acquired from 1st United. Our covered PCI loan portfolio also includes a small amount of residential mortgage and consumer loans related to our 2010 FDIC-assisted transactions. Our non-covered and covered PCI loan portfolios totaled $1.3 billion and $129.5 million at September 30, 2015, respectively. As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, aggregate fair value and expected cash flows.

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

The following tables summarize the changes in the carrying amounts of non-covered PCI loans and covered loans (net of the allowance for losses on covered loans), and the accretable yield on these loans for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015		2014
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$1,426,240	$249,406	$613,052	$98,910
Accretion	23,609	(23,609)	12,182	(12,182)
Payments received	(100,623)	—	(41,837)	—
Transfers to other real estate owned	(929)	—	—	—
Balance, end of the period	$1,348,297	$225,797	$583,397	$86,728
Covered loans:
Balance, beginning of the period	$145,031	$32,695	$61,442	$23,432
Accretion	1,205	(1,205)	3,356	(3,356)
Payments received	(15,870)	—	(19,185)	—
Transfers to other real estate owned	(1,075)	—	—	—
Balance, end of the period	$129,291	$31,490	$45,613	$20,076

	Nine Months Ended September 30,
	2015		2014
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Non-covered PCI loans:
Balance, beginning of the period	$1,509,910	$280,766	$710,103	$198,198
Accretion	70,789	(70,789)	34,389	(34,389)
Payments received	(261,731)	—	(160,800)	—
Net decrease in expected cash flows	—	—	—	(77,081)
Transfers to other real estate owned	(929)	—	—	—
Other, net	30,258	15,820	(295)	—
Balance, end of the period	$1,348,297	$225,797	$583,397	$86,728
Covered loans:
Balance, beginning of the period	$211,691	$55,442	$89,095	$25,601
Accretion	8,132	(8,132)	12,592	(12,592)
Payments received	(57,536)	—	(58,950)	—
Net increase in expected cash flows	—	—	—	7,067
Transfers to other real estate owned	(2,155)	—	(2,795)	—
Other, net	(30,841)	(15,820)	5,671	—
Balance, end of the period	$129,291	$31,490	$45,613	$20,076

Covered loans in the table above are presented net of the allowance for losses on covered loans, which totaled $200 thousand at September 30, 2015 as compared to $678 thousand at September 30, 2014. This allowance was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. We reclassified covered PCI loans totaling $30.7 million for the nine months ended September 30, 2015 (included in the "other, net" categories in the tables above) to non-covered PCI loans. The reclassification was due to the expiration of a commercial (i.e., non-single family) loan loss-sharing agreement with the FDIC on December 31, 2014 that was acquired in the 1st United acquisition on November 1, 2014.

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

The following table presents changes in the FDIC loss-share receivable for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of the period	$8,404	$20,687	$13,848	$32,757
Discount accretion of the present value at the acquisition dates	43	12	130	35
Effect of additional cash flows on covered loans (prospective recognition)	—	(4,500)	(4,072)	(8,460)
Decrease in the provision for losses on covered loans	—	—	—	(4,417)
Net (recovered) reimbursable expenses	(238)	745	174	2,248
Reimbursements from the FDIC	(1,082)	(684)	(2,835)	(4,967)
Other	140	(80)	22	(1,016)
Balance, end of the period	$7,267	$16,180	$7,267	$16,180
The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $55 thousand and $3.8 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $11.6 million for nine months ended September 30, 2015 and 2014, respectively. The reduction (in both the receivable and non-interest income) during the nine months ended September 30, 2015 was mainly caused by the increase in our prospective recognition of the effect of additional cash flows from certain pooled loans during the first quarter of 2015. There were no additional cash flows on pooled loans during the second and third quarters of 2015, as the receivable was prospectively reduced for such additional cash flows over the shorter term of the commercial loan loss-sharing agreements (related to Valley's 2010 FDIC-assisted transactions) that expired in March 2015.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which mainly consist of automobiles) and non-accrual debt securities at September 30, 2015. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has decreased 13.9 percent over the last 12 month period (as shown in the table below) and remained relatively low as a percentage of the total loan portfolio at September 30, 2015. Past due loans and non-accrual loans in the table below exclude non-covered and covered PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$2,081	$1,080	$4,472	$1,630	$476
Commercial real estate	2,950	1,542	4,775	8,938	1,194
Construction	4,707	404	6,577	448	—
Residential mortgage	5,617	4,690	12,498	6,200	8,871
Consumer	3,491	2,440	2,875	2,982	3,741
Total 30 to 59 days past due	18,846	10,156	31,197	20,198	14,282
60 to 89 days past due:
Commercial and industrial	1,996	475	90	1,102	629
Commercial real estate	1,415	2,182	1,883	113	788
Construction	—	—	—	—	154
Residential mortgage	1,977	1,280	1,782	3,575	2,304
Consumer	722	644	837	764	913
Total 60 to 89 days past due	6,110	4,581	4,592	5,554	4,788
90 or more days past due:
Commercial and industrial	224	226	208	226	256
Commercial real estate	245	133	2,792	49	52
Construction	—	—	—	3,988	9,833
Residential mortgage	3,468	3,014	564	1,063	2,057
Consumer	166	160	262	152	278
Total 90 or more days past due	4,103	3,533	3,826	5,478	12,476
Total accruing past due loans	$29,059	$18,270	$39,615	$31,230	$31,546
Non-accrual loans: (1)
Commercial and industrial	$12,845	$9,019	$8,285	$8,467	$7,251
Commercial real estate	22,129	21,760	24,850	22,098	26,379
Construction	5,959	4,775	5,144	5,223	6,578
Residential mortgage	16,657	17,269	17,127	17,760	17,305
Consumer	1,634	1,855	2,138	2,209	2,380
Total non-accrual loans	59,224	54,678	57,544	55,757	59,893
Non-performing loans held for sale	—	—	—	7,130	7,350
Other real estate owned (OREO) (2)	14,691	14,476	13,184	14,249	15,534
Other repossessed assets	369	1,510	477	1,232	1,260
Non-accrual debt securities (3)	2,182	2,123	2,030	4,729	4,725
Total non-performing assets (NPAs)	$76,466	$72,787	$73,235	$83,097	$88,762
Performing troubled debt restructured loans	$91,210	$97,625	$100,524	$97,743	$107,134
Total non-accrual loans as a % of loans	0.39%	0.38%	0.42%	0.41%	0.49%
Total NPAs as a % of loans and NPAs	0.51	0.50	0.53	0.61	0.72
Total accruing past due and non-accrual loans as a % of loans	0.59	0.50	0.71	0.65	0.75
Allowance for losses on non-covered loans as a % of non-accrual loans	176.20	187.71	178.00	183.21	169.90

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $5.4 million at both September 30, 2015 and June 30, 2015, and $8.6 million, $9.2 million and $6.2 million at March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $570 thousand, $630 thousand, $723 thousand, $621 thousand and $625 thousand at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

Total NPAs increased $3.7 million to $76.5 million at September 30, 2015 from June 30, 2015 largely due to a $4.5 million increase in non-accrual loans, partially offset by a decrease of $1.1 million in other repossessed assets.

Loans past due 30 to 59 days increased $8.7 million to $18.8 million at September 30, 2015 as compared to June 30, 2015 due to increases across all loan types within the category. However, the commercial and industrial loans, commercial real estate loans and construction categories included matured performing loans in the normal process of renewal and one loan that paid off during October 2015 which accounted for a combined total of $7.3 million of the $8.7 million increase in this past due category.

Loans past due 60 to 89 days increased $1.5 million to $6.1 million at September 30, 2015 as compared to June 30, 2015. Within this past due category, commercial and industrial loans increased $1.5 million primarily due to one potential problem loan totaling $1.7 million.

Loans past due 90 days or more and still accruing increased $570 thousand to $4.1 million at September 30, 2015 compared to $3.5 million at June 30, 2015 mostly due to a moderate increase in residential mortgage loans.

Non-accrual loans increased $4.5 million to $59.2 million at September 30, 2015 as compared to $54.7 million at June 30, 2015 mainly due to increases of $3.8 million and $1.2 million in commercial and industrial and construction loans, respectively. The commercial and industrial loans category increased mainly due to two new non-accrual loans totaling a combined $3.9 million. The increase within the construction category was mostly caused by one new non-accrual loan totaling $4.0 million, partially offset by the repayment of one loan relationship totaling $2.2 million.

Other repossessed assets decreased $1.1 million to $369 thousand at September 30, 2015 as compared to $1.5 million at June 30, 2015. The decrease was primarily due to the sale of one repossessed aircraft totaling $987 thousand during the third quarter of 2015. The sale resulted in the recognition of an immaterial loss for the the third quarter of 2015.

OREO properties increased $215 thousand to $14.7 million at September 30, 2015 from $14.5 million at June 30, 2015. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $12.3 million at September 30, 2015. Although we have experienced an increase in the amount of foreclosures working through the courts, we believe this lengthy legal process negatively impacts the level of our non-accrual loans, NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $91.2 million at September 30, 2015 and consisted of 101 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $91.2 million in performing TDRs at September 30, 2015 had a modified weighted average interest rate of approximately 4.74 percent as compared to a pre-modification weighted average interest rate of 5.06 percent.
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

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Average loans outstanding	$14,709,618	$14,143,580	$11,907,275	$14,144,921	$11,757,957
Beginning balance - Allowance for credit losses	$104,887	$104,565	$105,597	$104,287	$117,112
Loans charged-off:*
Commercial and industrial	(1,124)	(3,226)	(1,852)	(5,103)	(11,806)
Commercial real estate	—	(1,787)	(181)	(1,864)	(4,894)
Construction	(40)	(803)	—	(916)	(1,809)
Residential mortgage	(111)	(339)	(240)	(499)	(515)
Consumer	(734)	(1,194)	(72)	(2,642)	(2,311)
	(2,009)	(7,349)	(2,345)	(11,024)	(21,335)
Charged-off loans recovered:
Commercial and industrial	2,550	1,986	1,190	5,587	6,154
Commercial real estate	535	215	26	773	1,919
Construction	1	475	—	913	912
Residential mortgage	151	130	8	395	244
Consumer	488	365	506	1,172	1,649
	3,725	3,171	1,730	8,840	10,878
Net recoveries (charge-offs)*	1,716	(4,178)	(615)	(2,184)	(10,457)
Provision charged for credit losses	94	4,500	(423)	4,594	(2,096)
Ending balance - Allowance for credit losses	$106,697	$104,887	$104,559	$106,697	$104,559
Components of allowance for credit losses:
Allowance for non-covered loans	$104,351	$102,635	$101,760	$104,351	$101,760
Allowance for covered loans	200	200	678	200	678
Allowance for loan losses	104,551	102,835	102,438	104,551	102,438
Allowance for unfunded letters of credit	2,146	2,052	2,121	2,146	2,121
Allowance for credit losses	$106,697	$104,887	$104,559	$106,697	$104,559
Components of provision for credit losses:
Provision for losses on non-covered loans	$—	$4,382	$—	$4,382	$4,949
Provision for losses on covered loans	—	—	—	—	(5,671)
Provision for loan losses	—	4,382	—	4,382	(722)
Provision for unfunded letters of credit	94	118	(423)	212	(1,374)
Provision for credit losses	$94	$4,500	$(423)	$4,594	$(2,096)

Ratio of net charge-offs of non-covered loans to average loans outstanding	(0.05)%	0.12%	0.01%	0.02%	0.11%
Ratio of total net charge-offs to average loans outstanding	(0.05)	0.12	0.02	0.02	0.12
Allowance for non-covered loan losses as a % of non-covered loans	0.70	0.72	0.84	0.70	0.84
Allowance for credit losses as a % of total loans	0.71	0.72	0.86	0.71	0.86

*
There were no loan charge-offs or charged off loan recoveries related to covered loans during the third and second quarters of 2015 and the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, loan charge-offs and charged-off loan recoveries included $433 thousand and $1.2 million, respectively, related to covered loans. Covered loan charge-offs are substantially offset by reimbursements under the FDIC loss-sharing agreements.

During the third quarter of 2015, we recognized net loan recoveries on non-covered loans totaling $1.7 million as compared to net loan charge-offs on non-covered loans of $4.2 million and $182 thousand for the second quarter of 2015 and third quarter of 2014, respectively. The decrease in net loan charge-offs compared to the linked second quarter was primarily due to a decline in gross loan charge-offs within all loan categories during the third quarter of 2015 as compared to the second quarter of 2015. Gross loan recoveries of non-covered loans charge-offs during the third quarter of 2015 included two commercial and industrial loans recoveries totaling $1.4 million. Total net non-covered loan charge-offs for the nine months ended September 30, 2015 decreased $5.9 million as compared to $9.7 million for the same period of 2014 mostly due to lower gross loan charge-offs in the commercial loan categories.

During the third quarter of 2015, we recorded a $94 thousand provision for losses on non-covered loans and unfunded letters of credit as compared to a $4.5 million provision for the second quarter of 2015 and a $423 thousand credit (negative) provision for the third quarter of 2014. The decrease in the provision from the linked second quarter was mainly due to the aforementioned decline in non-covered loan charge-off activity, as well as several other factors that impacted our analysis of the allowance for non-covered loan losses at September 30, 2015.
During the nine months ended September 30, 2015, we recorded no provision for losses on covered loans as compared to a credit (negative) provision totaling $5.7 million during the nine months ended September 30, 2014. The $5.7 million negative provision was first recorded in the second quarter of 2014 due to a decrease in the estimated additional credit impairment of certain loan pools subsequent to acquisition.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2015		June 30, 2015		September 30, 2014
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$49,512	2.06%	$43,595	1.84%	$47,843	2.30%
Commercial real estate loans:
Commercial real estate	29,950	0.43%	30,515	0.46%	26,204	0.49%
Construction	12,328	2.17%	13,670	2.34%	10,862	2.38%
Total commercial real estate loans	42,278	0.57%	44,185	0.61%	37,066	0.64%
Residential mortgage loans	4,549	0.15%	5,025	0.19%	6,147	0.25%
Consumer loans:
Home equity	1,127	0.24%	1,649	0.34%	1,365	0.31%
Auto and other consumer	3,311	0.21%	3,894	0.25%	4,415	0.32%
Total consumer loans	4,438	0.21%	5,543	0.27%	5,780	0.32%
Unallocated	5,720	—	6,339	—	7,045	—
Allowance for non-covered loans and unfunded letters of credit	106,497	0.72%	104,687	0.73%	103,881	0.86%
Allowance for covered loans	200	0.15%	200	0.14%	678	1.46%
Total allowance for credit losses	$106,697	0.71%	$104,887	0.72%	$104,559	0.86%

*	Includes the reserve for unfunded letters of credit.

The allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans was 0.72 percent at September 30, 2015 as compared to 0.73 percent and 0.86 percent at June 30, 2015 and September 30, 2014, respectively. At September 30, 2015, our allowance allocations for losses as a percentage of total loans moderately decreased within several loan categories as compared to June 30, 2015 due, in part, to the lower level of net loan charge-offs during the third quarter; mostly stable levels of delinquent, impaired and internally classified loans; and our somewhat improved outlook for economic conditions impacting our portfolio at September 30, 2015. The allowance allocation for losses within the commercial and industrial loan category in the table above increased 0.22 percent to 2.06 percent of total loans within the category at September 30, 2015 as compared to June 30, 2015 primarily due to our estimate of a somewhat longer loss emergence period (i.e., the average expected time necessary for an incurred loss to be realized in the portfolio) based upon our most recent loss experience study completed in the third quarter. The overall mix of these items, loan growth, as well as other factors impacted our estimate of the allowance for credit losses at September 30, 2015.
Our allowance for non-covered loans and unfunded letters of credit as a percentage of total non-covered loans (excluding non-covered PCI loans with carrying values totaling approximately $1.3 billion) was 0.79 percent at September 30, 2015 as compared to 0.81 percent at June 30, 2015. Non-covered and covered PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to non-covered PCI loans at September 30, 2015, June 30, 2015 and September 30, 2014. The allowance for covered PCI loans is included in the table above.

Management believes that the unallocated allowance is appropriate given, among other factors, the uncertain strength of the economic and housing market conditions, the size and expansion of the loan portfolio, and level of loan delinquencies at September 30, 2015.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only two loan repurchases in 2014 and none in 2015). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at September 30, 2015 and December 31, 2014. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $2.0 billion at September 30, 2015 and $1.9 billion at December 31, 2014, and represented 10.2 percent and 9.9 percent of total assets at each of the respective dates. During the nine months ended September 30, 2015, total shareholders’ equity increased $133.9 million, which was comprised of (i) $111.6 million of net proceeds from the issuance of 4.6 million shares of Preferred Stock, (ii) net income of $98.3 million, (iii) a $5.0 million in net proceeds from the re-issuance of 517 thousand shares of treasury stock or authorized common shares issued under our dividend reinvestment plan, and (iv) a $4.4 million increase attributable to the effect of our stock incentive plan, partially offset by (v) cash dividends declared on common and preferred stock totaling $76.8 million and $2.0 million, respectively, and (vi) a $6.6 million increase in our accumulated other comprehensive loss. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and nine months ended September 30, 2015.
On June 19, 2015, we issued $115 million (4.6 million shares) of Preferred Stock, no par value per share, with a liquidation preference of $25 per share which was included in Valley's Tier 1 capital and total risk-based capital at September 30, 2015. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original issue date to, but excluding, June 30, 2025, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.85 percent.
In June 2015, we also issued $100 million of notes due June 30, 2025 mainly to replace our $100 million of 5 percent subordinated notes which matured and were repaid in July 2015. The new subordinated notes were included in Valley's total risk-based (Tier 2) capital at September 30, 2015.
Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2015 and December 31, 2014, Valley exceeded all capital adequacy requirements to which it was subject (see tables below).

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for Valley. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revises minimum capital requirements and adjust prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by Valley and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, require a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and require a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines of Basel III at September 30, 2015.

	Basel III*
	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2015
Total Risk-based Capital
Valley	$1,815,347	12.4%	$1,168,769	8.0%	$ N/A	N/A
Valley National Bank	1,727,533	11.8	1,168,112	8.0	1,460,140	10.0
Common Equity Tier 1 Capital
Valley	1,340,445	9.2	657,432	4.5	N/A	N/A
Valley National Bank	1,520,836	10.4	657,063	4.5	949,091	6.5
Tier 1 Risk-based Capital
Valley	1,450,650	9.9	876,577	6.0	N/A	N/A
Valley National Bank	1,520,836	10.4	876,084	6.0	1,168,112	8.0
Tier 1 Leverage Capital
Valley	1,450,650	7.7	756,423	4.0	N/A	N/A
Valley National Bank	1,520,836	8.1	756,009	4.0	945,011	5.0
_______
* September 30, 2015 capital positions and ratios were calculated under Basel III rules which became effective January 1, 2015.

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
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2015	December 31, 2014
	($ in thousands, except for share data)
Common shares outstanding	232,789,880	232,110,975
Shareholders’ equity	$1,996,949	$1,863,017
Less: Preferred stock	111,590	—
Less: Goodwill and other intangible assets	608,916	614,667
Tangible shareholders’ equity	$1,276,443	$1,248,350
Tangible book value per common share	$5.48	$5.38
Book value per common share	$8.10	$8.03
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 19.5 percent for the nine months ended September 30, 2015 as compared to 21.6 percent for the year ended December 31, 2014. Our rate of earnings retention for the nine months ended September 30, 2015 was negatively impacted by, among other factors, additional operating expenses related to Florida-based data systems and back office staff prior to the systems integration completed in February 2015 for the 1st United acquisition. We expect our synergies realized from the integration of 1st United's back office operations, potential future loan growth (in all of our primary lending markets) our Branch Efficiency and Cost Reductions Plans, and our prepayment of $795 million in high cost borrowings (exclusive of $32.7 million in after-tax penalty charges) during the fourth quarter of 2015 will help increase our future retention rate.

Cash dividends declared amounted to $0.33 per common share for both the nine months ended September 30, 2015 and 2014. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the new higher capital levels as required under the new Basel III rules. Although we can provide no assurance as to the declaration of cash dividends by our Board, we do not believe the borrowings prepayment penalty of $32.7 million (after-taxes) to be recognized in the fourth quarter of 2015 will impact our ability to continue to pay our normal quarterly common stock dividend at its current rate of $0.11 per share.
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

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 69 for a discussion of interest rate sensitivity.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2015 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1, 2015 to July 31, 2015	2,328	$10.26	—	4,112,465
August 1, 2015 to August 31, 2015	169	9.94	—	4,112,465
September 1, 2015 to September 30, 2015	—	—	—	4,112,465
Total	2,497	$10.23	—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2015.

(2)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.A of the Registrant's Current Report on Form 10-Q filed on August 7, 2015.
B.
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 19, 2015.

	C.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2013.

(10)		Valley National Bancorp Benefit Equalization Plan as Amended and Restated *

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 6, 2015	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: November 6, 2015	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer