Form 10-K
period 2015-12-31
VALLEY NATIONAL BANCORP
filed 2016-02-29
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11277
VALLEY NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)
973-305-8800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series A, no par value	New York Stock Exchange
Warrants to purchase Common Stock	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 billion on June 30, 2015.
There were 254,112,825 shares of Common Stock outstanding at February 26, 2016.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2016 Proxy Statement”) for the 2016 Annual Meeting of Shareholders to be held April 28, 2016 will be incorporated by reference in Part III. The 2016 Proxy Statement will be filed within 120 days of December 31, 2015.

2	2015 Form 10-K

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2015, Valley had consolidated total assets of $21.6 billion, total net loans of $15.9 billion, total deposits of $16.3 billion and total shareholders’ equity of $2.2 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III and State Bancorp Capital Trusts I and II through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.
Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 227 branches serving northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn, Queens and Long Island, and Florida. The Bank provides a full range of commercial, retail, insurance and wealth management financial services products. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. The Bank also provides certain international banking services to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts.
Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisers which are Securities and Exchange Commission (SEC) registered investment advisers;

•	title insurance agencies in New Jersey, New York and Florida;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases;

•	a subsidiary which owns and services existing general aviation aircraft loans and existing commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
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
Recent Acquisitions
Valley has grown significantly in the past five years primarily through bank acquisitions that expanded our branch footprint into Long Island, New York and Florida. Recent bank transactions are discussed further below.
CNLBancshares, Inc. On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, $1.2 billion in deposits and 16 branch offices on the date of its acquisition by Valley. The CNL acquisition increased Valley's Florida branch network (first started with the acquisition of 1st United Bancorp, Inc. in 2014 discussed further

3	2015 Form 10-K

below) to a total of 36 branches covering most major markets in central and southern Florida. The acquired branches will now allow us to service Florida's west coast markets of Naples, Bonita Springs, Fort Myers and Sarasota. We also added three offices in the Jacksonville area and expanded our presence in the Orlando market. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley common stock. The transaction generated approximately $110 million in goodwill and $19 million in core deposit intangible assets subject to amortization. See further details regarding the acquisition of CNL in Note 2 to the consolidated financial statements.
1st United Bancorp, Inc. On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, after purchase accounting adjustments. The 1st United acquisition gave Valley its first Florida branch network of 20 branch offices covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014.
In connection with the 1st United acquisition, we acquired loans and other real estate owned subject to Federal Deposit Insurance Corporation (FDIC) loss-share agreements (referred to as “covered loans” and “covered OREO”, together “covered assets”). The FDIC loss-share agreements relate to three previous FDIC-assisted acquisitions completed by 1st United from 2009 to 2011. The Bank shares losses on covered assets in accordance with provisions of each loss-share agreement. The vast majority of Valley's covered loans totaling $122.3 million, or 0.8 percent of total loans, at December 31, 2015 are covered by commercial loan and single-family (residential) loss sharing agreements acquired from 1st United that will expire between 2016 and 2021.
State Bancorp, Inc. On January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 14 remain within our 42 branch network in New York and are located in Long Island and Queens. The common shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the all stock acquisition equaled $208 million.
Additionally, a warrant issued by State Bancorp (in connection with its previously redeemed preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. At the request of the U.S. Treasury, the warrant shares were individually sold at public auction in May 2015. All of the warrants remained outstanding at December 31, 2015.
Business Segments
Our business segments are reassessed by management, at least on an annual basis, to ensure the proper identification and reporting of our operating segments. Valley currently reports the results of its operations and manages its business through four business segments: commercial lending, consumer lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, asset management and insurance services, is included in the consumer lending segment. See Note 22 to the consolidated financial statements for details of the financial performance of our business segments. We offer a variety of products and services within the commercial and consumer lending segments as described below.

Commercial Lending Segment
Commercial and Industrial Loans. Commercial and industrial loans totaled approximately $2.5 billion and represented 15.8 percent of the total loan portfolio at December 31, 2015. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area, as well as Florida which accounted for approximately 7 percent of the $2.5 billion in commercial and industrial loans at December 31, 2015. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Our loan decisions will include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable

4	2015 Form 10-K

relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $386.6 million at December 31, 2015. In addition, through our subsidiaries we provide financing to the medical equipment leasing market and engage in asset-based accounts receivable and inventory financing.
The commercial portfolio also includes approximately $159 million of performing taxi medallion loans at December 31, 2015, most of which consist of loans to fleet owners of New York City medallions. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees whenever possible. While this portion of the portfolio is performing at December 31,2015, Valley continues to closely monitor its performance and the potential impact of changes in market valuations for taxi medallions due to new competing services and ride-sharing companies, as well as other factors.
Commercial Real Estate Loans. Commercial real estate loans and construction loans totaled $8.2 billion and represented 51.0 percent of the total loan portfolio at December 31, 2015. We originate commercial real estate loans that are largely secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York, Pennsylvania and Florida. Loans originated from our Florida lending operations represented 14.5 percent of the $8.2 billion in total commercial real estate loans at December 31, 2015. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $755 million at December 31, 2015 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer Lending Segment
Residential Mortgage Loans. Residential mortgage loans totaled $3.1 billion and represented 19.5 percent of the total loan portfolio at December 31, 2015. We offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Our residential mortgage loans include fixed and variable interest rate loans generally located in counties where we have a branch presence in New Jersey, New York and Florida, as well as contiguous counties, if applicable, including eastern Pennsylvania. The loans originated from our Florida lending operations represented 6.4 percent of the $3.1 billion in total residential mortgage loans at December 31, 2015. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We occasionally make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe

5	2015 Form 10-K

are predictive of future loan performance. Valley originated first mortgages are generally fixed-rate amortizing loans with 10 year to 30 year maturities. Valley's non-amortizing (i.e., interest-only) residential mortgage loan portfolio was immaterial at December 31, 2015. The small amount of interest-only loans is running off year over year, as Valley has no longer originated this type of residential mortgage loan product for many years.
The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. See Note 8 to the consolidated financial statements for further details.
Other Consumer Loans. Other consumer loans totaled $2.2 billion and represented 13.7 percent of the total loan portfolio at December 31, 2015. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, loans secured by the cash surrender value of life insurance, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Connecticut, Delaware, and Florida offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Valley acquired an immaterial amount of automobile loans from both the CNL and 1st United acquisitions in 2015 and 2014, respectively, as auto lending was not a focus of the acquired operations. However, we implemented our indirect auto lending model in Florida during 2015 using our New Jersey based underwriting and loan servicing platform. The new Florida auto dealer network generated $11.5 million of auto loan in 2015. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territory. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Unsecured consumer loans totaled approximately $18.8 million, including $7.1 million of credit card loans, at December 31, 2015. Other consumer loans from our Florida lending operations, including acquired loans, totaled 4.7 percent of the $2.2 billion in total other consumer loans and mainly consisted of home equity loans.
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
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2015, our total investment securities and interest bearing deposits with banks were $3.1 billion and $170.2 million, respectively. See the “Investment Securities Portfolio” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2015, approximately 74 percent of Valley’s $16.0 billion total loan portfolio consisted of commercial real estate (including construction loans), residential mortgage, and home equity loans as compared to 72 percent at December 31, 2014. The remaining 26 percent at December 31, 2015 consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have continued to diversify the geographic concentrations (primarily the New Jersey and New York City Metropolitan area) within our loan portfolio through our bank acquisitions in Florida during both 2014 and 2015 (see table and discussion below). Many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

6	2015 Form 10-K

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2015.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	40%	34%	70%	49%	44%
New York	41	42	9	26	34
Florida	7	18	8	5	12
Pennsylvania	1	2	2	14	3
California	2	*	5	*	1
Connecticut	*	1	*	3	1
Other	9	3	6	3	5
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.

During 2015, the percentage of total loans from New Jersey decreased by 4 percent to 44 percent at December 31, 2015 as compared to 48 percent at December 31, 2014 mainly due to Florida loans acquired from CNL, and, to a much lesser extent, an increase in New York loans and new loans generated from our Florida operations. As a result, the percentage of total loans from Florida increased by approximately 4 percent to 12 percent at December 31, 2015 as compared to 8 percent at December 31, 2014. The percentage of loans by loan portfolio segment and by total loans presented for all other states above did not materially change from December 31, 2014.

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

Valley’s Board performs its risk oversight function primarily through several standing committees, including the Risk Committee, all of which report to the full Board. The Risk Committee assists the Board by, among other things, establishing an enterprise-wide risk management framework that is appropriate for Valley’s capital, business activities, size and risk appetite. The Risk Committee also reviews and recommends to the Board appropriate risk tolerances and limits for credit, compliance, interest rate, liquidity, operational, strategic and price risk (and ensures that risk is managed within those tolerances), and monitors compliance with laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Additionally, The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. On October 9, 2012, the Federal Reserve Board (FRB) published final rules implementing the stress testing requirements for banks, such as the Company, with total consolidated assets of more than $10.0 billion but less than $50.0 billion.  These rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure. We submitted our latest Dodd-Frank Act company-run annual stress testing results (utilizing data as of December 31, 2014 and projecting over an eight-quarter horizon as instructed by our primary regulators due to the acquisition of 1st United in the fourth quarter of 2014) to the FRB and the Office of the Comptroller of the Currency (OCC) on March 31, 2015. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found under the Shareholder Relations section of our website at www.valleynationalbank.com.
Through the stress testing program that has been implemented and reviewed by the Risk Committee, Valley complies with current regulations. The results of stress testing activities are considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

7	2015 Form 10-K

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

8	2015 Form 10-K

All refinanced residential mortgage loans require new appraisals for loans held in our loan portfolio. However, certain residential mortgage loans may be originated for sale and sold without new appraisals when the investor (Fannie Mae or Freddie Mac) presents a refinance of an existing government sponsored enterprise loan without the benefit of a new appraisal. Additionally, all loan types are assessed for full or partial charge-off when they are between 90 and 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy) based upon their estimated net realizable value.
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

Loans Originated by Third Parties
From time to time, the Bank makes bulk purchases of commercial real estate loans, residential mortgage loans, automobile loans, and other loan types, originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under Community Reinvestment Act, as well as other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial real estate loans, residential mortgage loans and automobile loans (excluding purchased credit-impaired loans acquired in business combinations or FDIC-assisted transactions) totaled approximately $737.2 million, $747.4 million and $11.6 million, respectively, at December 31, 2015 representing 9.01 percent percent, 23.87 percent and 0.94 percent of our total commercial real estate, residential mortgage and automobile loan portfolios, respectively. At December 31, 2015, the commercial real estate loans originated by third parties had loans past due 30 days or more totaling 0.24 percent of these loans as compared to 0.47 percent for our total commercial real estate portfolio, including all delinquencies. Residential mortgage loans originated by third parties had loans past due 30 days or more totaling 1.06 percent of these loans at December 31, 2015 as compared to 0.89 percent for our total residential mortgage portfolio. The purchased automobile portfolio had loans past due 30 days or more totaling 2.06 percent of these loans at December 31, 2015 as compared to 0.21 percent for our total automobile loan portfolio.
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

9	2015 Form 10-K

Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, and Florida. Valley ranked 17th in competitive ranking and market share based on the deposits reported by 219 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit market as of June 30, 2015. The FDIC also ranked Valley 8th, 36th and 40th in the states of New Jersey, New York and Florida, respectively, based on deposit market share as of June 30, 2015. In December 2015, we enhanced our deposit based market share in Florida through the assumption of $1.2 billion in deposits from the acquisition of CNL. Despite our favorable FDIC rankings, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, captive finance companies, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national companies which offer various financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.
In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems. Web-based and other internet companies are providing non-traditional, but increasingly strong, competition for our borrowers, depositors, and other customers. Within our markets, we compete with some of the largest financial institutions in the world that have greater human and financial resources are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 227 branches, an extensive ATM network of 228 locations, and our 24-hour telephone and on-line banking systems.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Personnel
At December 31, 2015, Valley National Bank and its subsidiaries employed 2,929 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

10	2015 Form 10-K

Executive Officers

Name	Age at December 31, 2015	Executive Officer Since	Office
Gerald H. Lipkin	74	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	58	1991	Director, Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank

Alan D. Eskow	67	1993	Director, Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank

Ira D. Robbins	41	2009	Senior Executive Vice President of Valley and Valley National Bank
Rudy E. Schupp	65	2014	Senior Executive Vice President of Valley and Valley National Bank
Albert L. Engel	67	1998	Executive Vice President of Valley and Valley National Bank
Dianne M. Grenz	53	2014	Executive Vice President of Valley and Valley National Bank
Thomas A. Iadanza	57	2015	Executive Vice President of Valley and Valley National Bank
James G. Lawrence	72	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	69	1997	Executive Vice President of Valley and Valley National Bank
Bernadette M. Mueller	57	2009	Executive Vice President of Valley and Valley National Bank
Robert J. Mulligan	68	1991	Executive Vice President of Valley and Valley National Bank
Andrea T. Onorato	58	2014	Executive Vice President of Valley and Valley National Bank
Melissa F. Scofield	56	2015	Executive Vice President of Valley and Valley National Bank
Sherry Ambrosini	60	2014	First Senior Vice President of Valley National Bank
Mitchell L. Crandell	45	2007	First Senior Vice President of Valley National Bank
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
Bank Holding Company Regulation
Valley is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Valley is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.
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

11	2015 Form 10-K

“as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the OCC. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities and other activities that are financial in nature if Valley elects to become a financial holding company.
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
In July 2013, the FRB, or Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Valley and Valley National Bank, compared to the current U.S. risk-based capital rules. The Basel Rules defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).
The Basel Rules (i) introduced a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the reductions/adjustments from capital as compared to existing regulations.

12	2015 Form 10-K

Under the Basel Rules, the minimum capital ratios for us and Valley National Bank are as follows:

•	4.5 percent CET1 to risk-weighted assets.

•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
When fully phased in on January 1, 2019, the Basel Rules will also require us and Valley National Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase by 0.625 percent on each subsequent January 1st, until it reaches 2.5 percent on January 1, 2019.
The Basel Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. The deductions and other adjustments to CET1 are being phased in incrementally between January 1, 2015 and January 1, 2018.
Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Valley and Valley National Bank, were permitted to make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. We made this one-time election in the applicable bank regulatory reports as of March 31, 2015.
The Basel Rules with respect to us require that trust preferred securities be phased out from Tier 1 capital between January 1, 2015 (when only 25 percent of the amount may be included) and January 1, 2016 (when 0 percent may be included). Due to such limitations, Valley only included $11 million of trust preferred securities issued by its capital trusts in Tier 1 capital during 2015, and accordingly these trust preferred securities will no longer qualify as Tier 1 capital as of January 1, 2016.
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

13	2015 Form 10-K

transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2015 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2015, Valley and Valley National Bank would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

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
In January 2013, the Consumer Financial Protection Bureau (CFPB) issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained.  The rule also exempts certain transactions from the statute’s escrow requirement. The CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (HOEPA), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement.  The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling.
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

14	2015 Form 10-K

balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, remains very unpredictable at this time.
Volcker Rule
On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2015 that meet the definition of Covered Funds. Covered Funds held prior to December 31, 2013 are required to be divested by July 21, 2016 under the foregoing rules. In December 2014, the FRB announced its intention to further exercise its statutory authority in 2015 and grant an additional, final, one-year extension, until July 21, 2017 for the divestiture of Covered Funds.
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

15	2015 Form 10-K

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
The OCC conditioned its approval of Valley’s acquisition of 1st United, on the commitment of Valley National Bank to submit to the OCC before the end of 2014 a CRA plan consistent with the correspondence Valley submitted to the OCC during the application process. Valley National Bank submitted its CRA plan to the OCC prior to the end of 2014, and received a "no supervisory objection" to the plan from the OCC during May 2015.  While the OCC approval of the most recent acquisition of CNL in December 2015 was unconditional, the OCC noted it will continue to monitor the Bank's progress with the CRA plan, and any necessary enhancements based upon new markets or otherwise, through its normal supervisory reviews. Valley National Bank's CRA plan is available for review on its website at www.valleynationalbank.com.
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
The New York Stock Exchange (NYSE), where Valley common and preferred securities are listed, has corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating, corporate governance and audit committees.
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

16	2015 Form 10-K

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

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies;

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations; and

17	2015 Form 10-K

•	modifies other financial laws, including laws related to financial privacy and community reinvestment.
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
Insurance of Deposit Accounts
The Bank’s deposits are insured up to applicable limits by the FDIC. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.
In February 2011, as required by the Dodd-Frank Act, the FDIC approved a final rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminated the adjustment for secured borrowings, including Federal Home Loan Bank (FHLB) advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The final rule, effective on April 11, 2011, also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment. As previously noted above, the Dodd-Frank Act made permanent a $250 thousand limit for federal deposit insurance.
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
We may have difficulty integrating our franchise into the new Florida markets.
We have grown in part through acquisitions and we expect to continue to grow by acquiring other financial institutions or branches of other financial institutions that we believe provide a strategic fit with our business. Our traditional marketplace and physical presence has been in northern and central New Jersey and the New York City metropolitan area. Recently we expanded our branch network into Florida through our acquisition of 1st United (with primary bank operations in West Palm Beach, Florida) during the fourth quarter of 2014 and CNL, headquartered in Orlando, Florida in December of 2015. The acquisitions add a combined 36 branch network mostly serving southern and central Florida and represent approximately 16 percent of our total branch network. Valley's ability to successfully execute in these markets depends upon a variety of factors, including management’s ability to successfully integrate these acquisitions into the Valley franchise, our ability to retain and attract experienced personnel, the continued availability of desirable business opportunities and locations, and the competitive responses from other financial institutions in the new market areas. Unlike our previous acquisitions, 1st United and CNL are located in an area that is not contiguous to our current market area. Accordingly, there may be additional complications as a result and the success of the acquisitions will depend on our ability to integrate 1st United and CNL and manage growth outside of Valley's traditional branch footprint. Failure to manage and successfully integrate acquisitions we make could have a material adverse effect on our business, financial condition, and results of operations. See Note 2 to the consolidated financial statements for additional information on our most recent business combinations.
Our financial results and condition may be adversely impacted by weak economic conditions.
Currently, we are operating in an uncertain economic environment accompanied by very low interest rates. Financial institutions can be affected by changing conditions in the real estate and financial markets. Dramatic declines in the housing market in past years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While the economy and real estate market conditions have improved in 2015, a return to a

18	2015 Form 10-K

recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. The majority of Valley’s lending is in northern and central New Jersey, New York City metropolitan area and Florida. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
Changes in interest rates or prolonged low levels of interest rates could reduce our net interest income and earnings.
Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, including the held to maturity and available for sale investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates or a prolonged period of low interest rates, such as those experienced in 2015 and likely to continue in 2016 despite any potential movements in the FRB's accommodative monetary policy, could have a material adverse effect on Valley’s financial condition and results of operations. See additional information at the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
We could incur future goodwill impairment
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2015 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. If the fair values of the four reporting units were less than their book value of the total common shareholders’ equity for an extended period of time, Valley would consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2015, our goodwill totaled $686.3 million, including $110.0 million acquired in the acquisition of CNL in December 2015. See Note 8 to the consolidated financial statements for additional information.
We could recognize other-than-temporary impairment charges on investment securities due to adverse economic and market conditions.
As of December 31, 2015, we had approximately $1.6 billion and $1.5 billion in held to maturity and available for sale securities, respectively. We may be required to record impairment charges in earnings related to credit losses on these investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.
If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios. We recognized no other-than-temporary impairment charges on securities attributable to credit in 2015, 2014 and 2013. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment of investment securities.

19	2015 Form 10-K

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
In the future, we may increase our capital resources or, if our or the Bank’s actual or projected capital ratios fall below or near the current (Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock or debt securities. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In June 2015, Valley issued 4.6 million shares of non-cumulative perpetual preferred stock with a liquidation preference of $25 per share. See Note 18 to the consolidated financial statements for more details on our common and preferred stock.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2015, over 70 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
The secondary market for residential mortgage loans, for the most part, is limited to conforming Fannie Mae and Freddie Mac loans. The effects of this limited mortgage market combined with another correction in residential real estate market prices and reduced levels of home sales, could result in price reductions in single-family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. For additional risks related to our sales of residential mortgages in the secondary market, see the “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” risk section below.
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

20	2015 Form 10-K

We may further reduce or eliminate the cash dividend on our common stock, which could adversely affect the market price of our common stock.
Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. In the fourth quarter of 2013, we reduced our quarterly cash dividend by $0.0525 to $0.11 per share. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics. This could adversely affect the market price of our common stock. Additionally, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory policies and regulations including the supervisory policies and guidelines of the OCC and the FRB regarding capital adequacy and dividends. Among other things, consultation of the FRB supervisory staff is required in advance of our declaration or payment of a dividend that exceeds our earnings for a period in which the dividend is being paid. During 2015, our cash dividends declared exceeded our net income available to common shareholders largely due to the negative impact of a $51.1 million loss on the extinguishment of debt during the fourth quarter of 2015. The FRB did not object to the first quarter of 2016 payment of the $0.11 per share cash dividend declared in the fourth quarter of 2015.
If our subsidiaries are unable to make dividends and distributions to us, we may be unable to make dividend payments to our preferred and common shareholders or interest payments on our long-term borrowings and junior subordinated debentures issued to capital trusts.
We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on dividends, distributions, and other payments from the Bank and its non-banking subsidiaries to fund cash dividend payments on our preferred and common stock and to fund most payments on our other obligations. Regulations relating to capital requirements affect the ability of the Bank to pay dividends and other distributions to us and to make loans to us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our preferred and common shareholders or interest payments on our long-term borrowings and junior subordinated debentures issued to capital trusts. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
The required accounting treatment of purchased credit-impaired (PCI) loans, including covered loans, we acquired through business combinations, FDIC-assisted transactions, or bulk loan purchases could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
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
Our non-accrual loans decreased from 1.20 percent at December 31, 2012 to 0.82 percent, 0.41 percent and 0.39 percent of total loans at December 31, 2013, 2014, and 2015, respectively. Although the economy continued to gradually improve during 2015, a downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for loan losses and lost interest income relating to non-performing loans. Non-performing assets (including non-accrual loans, other real estate owned, other repossessed assets, and non-accrual debt securities) totaled $78.2 million at December 31, 2015. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

21	2015 Form 10-K

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
From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (U.S. GAAP), such as the FASB, SEC, banking regulators and Valley’s independent registered public accounting firm, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
We may be required to increase our allowance for credit losses as a result of a proposed change to an accounting standard.
The FASB has announced that they will be releasing a new standard for determining the amount of the allowance for credit losses. The new guidance will be effective for public entities beginning on or after December 15, 2018, including interim periods. The FASB expects to publish the final guidance in early 2016.  The proposed credit loss model will be a significant change from the standard in place today, as it  requires the allowance for credit losses to be calculated based on the current expected credit losses (commonly referred to as the "CECL model") rather than losses inherent in the portfolio as of a point in time.  Because the new CECL model focuses on the life of the loan concept, more data will be required to support allowance estimates, including that loan portfolios will need to be broken down by origination year. As a result, audit and disclosure requirements will increase. Management has not yet fully evaluated the impact of the proposed standard; therefore, the financial potential impact is currently unknown.
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

22	2015 Form 10-K

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
Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could have a detrimental impact to our access to liquidity sources include a decrease in the level of our business activity due to persistent weakness, or downturn, in the economy or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not necessarily specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.
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
Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the potential negative changes in the financial markets and regulatory landscape. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a large list of other local, regional and national institutions which offer financial services. Additional mergers and acquisitions of financial institutions within New Jersey, the New York Metropolitan area and Florida may also occur given the current difficult banking environment and add more competitive pressure to a substantial portion of our marketplace. If Valley is unable to compete effectively, it may lose market share and its income generated from loans, deposits, and other financial products may decline.
Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions should such opportunities exist. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

23	2015 Form 10-K

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

24	2015 Form 10-K

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
A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in Northern New Jersey and Florida in which our branches operate are subject to severe flooding and significant weather related disruptions may become common events in the future. During the fourth quarter of 2012, Hurricane Sandy struck the Northeast and caused severe property damage and many business closures throughout the New Jersey and New York Metropolitan areas. Although, this storm did not materially impact our operations or the vast majority of our borrowers’ ability to repay their loans or the collateral values securing their loans, the risk of such disruptions and potential losses remain from future storm activity in all of our primary markets.
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
We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold over 17,800 individual residential mortgages totaling approximately $3.7 billion. Of the $3.7 billion in originations, approximately $13.1 million in unpaid principal balances remain outstanding from the origination years 2006 through 2008. These particular years are considered to be ‘high risk’ years in the mortgage industry due to the escalation in housing prices, and subsequent decline during the financial crisis. However, these potentially higher risk loans in our retained mortgage loan servicing portfolio continued to outperform Fannie Mae’s overall portfolio performance (for each applicable origination year) at December 31, 2015. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (four loan repurchases during 2013, two loan repurchases in 2014 and none in 2015). None of the loan repurchases resulted in loss. As of December 31, 2015, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.
Claims and litigation pertaining to our fiduciary responsibility and other obligations could result in losses and damage to our reputation.
From time to time as part of Valley’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against Valley based on actions or inactions

25	2015 Form 10-K

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
We conduct our business at 227 retail banking centers locations throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn, Queens and Long Island, and southeast and central Florida. We own 103 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.
The following table summarizes our retail banking centers by district in each state:

	Number of banking centers	% of Total
New Jersey
Northern	115	50.7
Central	34	15.0
Total New Jersey	149	65.7
New York
Manhattan	14	6.2
Long Island	13	5.7
Brooklyn	9	4.0
Queens	6	2.6
Total New York	42	18.5
Florida
Southern	24	10.6
Central and Northeast	12	5.2
Total Florida	36	15.8
Total	227	100.0%

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own four office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York, which are used for various operations of Valley National Bank and its subsidiaries. Our New York City corporate headquarters are located at One Penn Plaza in Manhattan and are primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. We also lease four non-bank office facilities in Florida, used for operational, executive and lending purposes.
In the second quarter of 2015, we disclosed a branch efficiency plan to "right-size" our branch network. As a result of our continuous evaluation of customer delivery channel preferences, branch usage patterns, and other factors, Valley closed 13 branch locations during 2015 and plans to close 15 more branches by the end of 2016. The 28 branches are mostly New Jersey locations, and are a mix of leased and owned properties.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $298.9 million at December 31, 2015. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Item 3.	Legal Proceedings
In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims.

26	2015 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NYSE under the ticker symbol “VLY”. The following table sets forth for each quarter period indicated the high and low sales prices for our common stock, as reported by the NYSE, and the cash dividends declared per common share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends and stock splits.

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$9.80	$8.80	$0.11	$10.50	$9.28	$0.11
Second Quarter	10.48	9.26	0.11	10.81	9.42	0.11
Third Quarter	10.50	9.04	0.11	10.18	9.38	0.11
Fourth Quarter	11.24	9.50	0.11	10.09	9.05	0.11
There were 8,121 shareholders of record as of December 31, 2015.
Restrictions on Dividends
The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For more information regarding the restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” and “Item 1A. Risk Factors—We May Further Reduce or Eliminate the Cash Dividend on Our Common Stock” above, and the “Liquidity” section of our MD&A of this Annual Report. Under our non-cumulative preferred stock issued in June 2015, we cannot issue dividends on our common stock if we do not pay dividends on the preferred stock. In addition, under the terms of the trust preferred securities issued by GCB Capital Trust III and State Bancorp Capital Trusts I and II we cannot pay dividends on our common stock if we defer payments on the junior subordinated debentures which provide the cash flow for the payments on the related trust preferred securities.

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2010 in: (a) Valley’s common stock; (b) Valley's custom peer group of 16 U.S. Banks (Valley Peer 16) in the States located in the Northeast and Mid-Atlantic; (c) Valley's custom peer group of 17 U.S. Banks (Valley Peer 17) in the States located in the Northeast, Mid-Atlantic and Florida with total assets ranging from $5.0 billion to $50.3 billion (see below for details); and (d) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.
From time to time, certain banks within both the Valley Peer 16 and Valley Peer 17 groups (included in the table below) may enter into merger agreements to be acquired, or announce or complete acquisitions of other institutions.  These pending or completed transactions may impact the overall performance of the common stock of the peer groups as compared to Valley’s common stock.

27	2015 Form 10-K

	12/10	12/11	12/12	12/13	12/14	12/15
Valley	$100.00	$96.00	$80.62	$93.13	$93.39	$99.04
Valley Peer 16*	100.00	95.07	106.36	151.16	159.74	184.41
Valley Peer 17*	100.00	104.10	122.24	173.30	181.43	209.38
S&P 500	100.00	102.08	118.39	156.70	178.10	180.56

* The Valley peer group index (Valley Peer 16) was comprised of the following 16 banks in 2014: Astoria Financial Corporation, Inc., Community Bank System, Inc., Dime Community Bancshares, Inc., First Niagara Financial Group, Inc., Flushing Financial Corporation, Fulton Financial Corporation, Investors Bancorp, Inc., NBT Bancorp Inc., National Penn Bancshares, Inc., New York Community Bancorp, Inc., People's United Financial, Inc., Provident Financial Services, Inc., Signature Bank, Sterling Bancorp, Susquehanna Bancshares, Inc., and Webster Financial Corporation. In 2015, Valley added BankUnited, Inc. and EverBank Financial Corp. to the custom peer index because of the addition of Florida to our market area, and removed Susquehanna Bancshares, Inc. due to its acquisition by, and merger into another institution completed during 2015. The revised peer group index is referred to as Valley Peer 17 in the table above.

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2015 to October 31, 2015	—	$—	—	4,112,465
November 1, 2015 to November 30, 2015	—	—	—	4,112,465
December 1, 2015 to December 31, 2015	161,871(2)	10.78	—	4,112,465
Total	161,871		—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2015.

(2)	Represents repurchases made in connection with the vesting of employee stock awards and the payment of withholding taxes with sale proceeds.

Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

28	2015 Form 10-K

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8 of this Annual Report.

	As of or for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$714,889	$644,536	$623,986	$678,410	$679,901
Interest expense	156,754	161,846	168,377	181,312	199,013
Net interest income—tax equivalent basis (1)	558,135	482,690	455,609	497,098	480,888
Less: tax equivalent adjustment	7,866	7,933	7,889	7,217	6,077
Net interest income	550,269	474,757	447,720	489,881	474,811
Provision for credit losses	8,101	1,884	16,095	25,552	53,335
Net interest income after provisions for credit losses	542,168	472,873	431,625	464,329	421,476
Non-interest income:
Gains on securities transactions, net	2,487	745	14,678	2,587	32,068
Net impairment losses on securities recognized in earnings	—	—	—	(5,247)	(19,968)
Gains on sales of loans, net	4,245	1,731	33,695	46,998	10,699
Gains (losses) on sales of assets, net	2,776	18,087	10,947	(329)	426
Other non-interest income	74,294	57,053	69,333	76,937	89,072
Total non-interest income	83,802	77,616	128,653	120,946	112,297
Non-interest expense:
Loss on extinguishment of debt	51,129	10,132	—	—	—
Amortization of tax credit investments	27,312	24,196	14,352	4,157	2,614
Other non-interest expense	420,634	368,927	366,986	370,743	335,942
Total non-interest expense	499,075	403,255	381,338	374,900	338,556
Income before income taxes	126,895	147,234	178,940	210,375	195,217
Income tax expense	23,938	31,062	46,979	66,748	62,706
Net income	102,957	116,172	131,961	143,627	132,511
Dividends on preferred stock	3,813	—	—	—	—
Net income available to common shareholders	$99,144	$116,172	$131,961	$143,627	$132,511
Per Common Share (2) :
Earnings per share:
Basic	$0.42	$0.56	$0.66	$0.73	$0.74
Diluted	0.42	0.56	0.66	0.73	0.74
Dividends declared	0.44	0.44	0.60	0.65	0.66
Book value	8.26	8.03	7.72	7.57	7.02
Tangible book value (3)	5.36	5.38	5.39	5.26	5.13
Weighted average shares outstanding:
Basic	234,405,909	205,716,293	199,309,425	197,354,159	178,424,883
Diluted	234,437,000	205,716,293	199,309,425	197,354,372	178,426,070
Ratios:
Return on average assets	0.53%	0.69%	0.83%	0.91%	0.93%
Return on average shareholders’ equity	5.26	7.18	8.69	9.57	10.11
Return on average tangible shareholders’ equity (4)	7.66	10.26	12.51	13.65	13.68
Average shareholders’ equity to average assets	10.08	9.62	9.51	9.48	9.19
Tangible common equity to tangible assets (5)	6.52	6.87	6.86	6.71	6.59
Efficiency ratio (6)	78.71	73.00	66.16	61.38	57.67
Dividend payout	105.00	78.40	90.90	89.04	88.46
Common equity Tier 1 capital (7)	9.01	N/A	N/A	N/A	N/A
Risk-based Tier 1 capital (7)	9.72	9.73	9.65	10.87	10.81
Risk-based total Tier 1 capital (7)	12.02	11.42	11.87	12.38	12.64
Leverage Tier 1 capital (7)	7.90	7.46	7.27	8.09	7.99
Financial Condition:
Assets	$21,612,616	$18,792,491	$16,154,929	$16,012,402	$14,245,610
Net loans	15,936,929	13,371,560	11,453,995	10,892,599	9,665,839
Deposits	16,253,551	14,034,116	11,319,262	11,264,018	9,673,102
Shareholders’ equity	2,207,091	1,863,017	1,541,040	1,502,377	1,254,836
See Notes to the Selected Financial Data that follow.

29	2015 Form 10-K

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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	At December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Common shares outstanding	253,787,561	232,110,975	199,593,109	198,438,271	178,683,030
Shareholders’ equity	$2,207,091	$1,863,017	$1,541,040	$1,502,377	$1,254,836
Less: Preferred stock	111,590	—	—	—	—
Less: Goodwill and other intangible assets	735,221	614,667	464,364	459,357	338,780
Tangible common shareholders’ equity	$1,360,280	$1,248,350	$1,076,676	$1,043,020	$916,056
Tangible book value per common share	$5.36	$5.38	$5.39	$5.26	$5.13

(4)
Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Net income	$102,957	$116,172	$131,961	$143,627	$132,511
Average shareholders’ equity	$1,958,757	$1,618,965	$1,519,299	$1,500,997	$1,310,939
Less: Average goodwill and other intangible assets	614,084	486,769	464,085	449,078	342,122
Average tangible shareholders’ equity	$1,344,673	$1,132,196	$1,055,214	$1,051,919	$968,817
Return on average tangible shareholders’ equity	7.66%	10.26%	12.51%	13.65%	13.68%

(5)
Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2015	2014	2013	2012	2011
			($ in thousands)
Tangible common shareholders’ equity	$1,360,280	$1,248,350	$1,076,676	$1,043,020	$916,056
Total assets	$21,612,616	$18,792,491	$16,154,929	$16,012,402	$14,245,610
Less: Goodwill and other intangible assets	735,221	614,667	464,364	459,357	338,780
Tangible assets	$20,877,395	$18,177,824	$15,690,565	$15,553,045	$13,906,830
Tangible common shareholders’ equity to tangible assets	6.52%	6.87%	6.86%	6.71%	6.59%

(6)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

(7)	December 31, 2015 capital positions and ratios were calculated under Basel III rules which became effective January 1, 2015.

30	2015 Form 10-K

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
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
Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	weakness or a decline in the U.S. economy, in particular in New Jersey, New York Metropolitan area (including Long Island) and Florida;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	less than expected cost savings from the maturity, modification or prepayment of long-term borrowings that mature through 2022;

•	further prepayment penalties related to the early extinguishment of high cost borrowings;

•	less than expected cost savings in 2016 and 2017 from Valley's branch efficiency and cost reduction plans;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

•
cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems;

•
Results of examinations by the OCC, the FRB, the CFPB and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;

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

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	declines in value in our investment portfolio, including additional other-than-temporary impairment charges on our investment securities;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments or other factors;

•	unanticipated credit deterioration in our loan portfolio;

•	lower than expected cash flows from purchased credit-impaired loans;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	higher than expected income tax expense or tax rates, including increases resulting from changes in tax laws, regulations and case law;

•	an unexpected decline in real estate values within our market areas;

31	2015 Form 10-K

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions that may disrupt our business;

•	future goodwill impairment due to changes in our business, changes in market conditions, or other factors;

•
legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in higher compliance costs and/or require us to change our business model;

•
changes in accounting policies or accounting standards, including the potential issuance of new authoritative accounting guidance which may increase the required level of our allowance for credit losses;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	the inability to realize expected revenue synergies from the CNL merger in the amounts or in the timeframe anticipated;

•	costs or difficulties relating to CNL integration matters might be greater than expected;

•	inability to retain customers and employees, including those of CNL; and

•	other unexpected material adverse changes in our operations or earnings.
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

32	2015 Form 10-K

The allowance for loan losses consists of the following:

•	specific reserves for individually impaired loans;

•	reserves for adversely classified loans, and higher risk rated loans that are not impaired loans;

•	reserves for other loans that are not impaired; and, if applicable,

•	reserves for impairment of purchased credit-impaired (PCI) loans, including covered loans subject to the loss-sharing agreements with the FDIC, subsequent to their acquisition date.
Our reserves on classified and non-classified loans also include reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing.
Reserves for PCI loans within the Allowance for Loan Losses
We evaluated the acquired PCI loans and elected to account for them in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. The PCI loans are initially recorded at their estimated fair values segregated into pools of loans sharing common risk characteristics, exclusive of the loss-sharing agreements with the FDIC applicable to covered PCI loans. The fair values include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
The PCI loans are subject to our internal credit review. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for the PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool, without regard to the FDIC loss-sharing agreements applicable to covered PCI loans. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on (or reserves for) PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for loan losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted for prospectively as a yield adjustment. Any portion of the additional estimated losses related to covered PCI loans that is reimbursable from the FDIC under the loss-sharing agreements is recorded in non-interest income and increases the FDIC loss-share receivable asset included in other assets in our consolidated financial statements. Valley had no allowance reserves related to PCI loans at December 31, 2015 as compared to $200 thousand (all related to covered PCI loans) at December 31, 2014.
Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.
Changes in Our Allowance for Loan Losses
Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $106.2 million at December 31, 2015.
For impaired credits, if the present value of expected cash flows were 10 percent higher or lower, the allowance would have decreased $4.4 million or increased $5.5 million, respectively, at December 31, 2015. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have decreased $125 thousand or increased $1.4 million, respectively, at December 31, 2015.
If classified loan balances were 10 percent higher or lower, the allowance would have increased or decreased by approximately $644 thousand at December 31, 2015.
The credit rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by approximately $4.8 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2015. Additionally, if the historical loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $9.0 million, respectively, at December 31, 2015. Moreover, if the expected loss rate applied to classified loans were to increase or decrease by 10 percent, the allowance would have been $644 thousand higher or lower, respectively, at December 31, 2015.

33	2015 Form 10-K

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
Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $686.3 million at December 31, 2015 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $48.9 million at December 31, 2015 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.
The goodwill impairment analysis is generally a two-step test. During 2015, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units but may choose to perform an optional qualitative assessment allowable under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment” for one or more units in the future periods to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.
Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2015, the impact of a five percent impairment charge on goodwill would result in a reduction in pre-tax income of approximately $36.8 million. See Note 8 to consolidated financial statements for additional information regarding goodwill and other intangible assets.
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

34	2015 Form 10-K

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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. During the fourth quarter of 2015, we reduced our deferred tax assets by $3.1 million due to the expiration of certain state tax net operating loss carryforwards. As of December 31, 2015, management has determined it is more likely than not that Valley will realize its net deferred tax assets and therefore a valuation allowance was not established. In addition to our judgments regarding the realizable amount of our deferred tax assets, we are required to adjust our state deferred tax assets for the impact of our expansion outside of our traditional markets, specifically New Jersey.  During the fourth quarters of 2015 and 2014, we reduced our state deferred tax assets by $3.3 million and $7.6 million, respectively, to reflect the effect of the CNL and 1st United acquisitions in Florida on our existing state deferred tax assets.  The $6.4 million and $7.6 million in total reductions were reflected as charges to our (state) income tax expense for 2015 and 2014, respectively.  Future adjustments to our state deferred tax assets may be required, dependent on any significant changes in the nature, location and composition of our income producing assets.
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
Executive Summary
Company Overview. At December 31, 2015, Valley had consolidated total assets of $21.6 billion, total net loans of $15.9 billion, total deposits of $16.3 billion and total shareholders’ equity of $2.2 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens and Long Island and Florida. Of our current 227—branch network, 66 percent, 18 percent and 16 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

Valley’s most recent acquisition was completed on December 1, 2015 when Valley acquired CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, and $1.2 billion in deposits, after purchase accounting adjustments, and a branch network of 16 offices on the date of its acquisition by Valley. The CNL acquisition increased Valley's Florida branch network to a total of 36 branches covering most major markets in central and southern Florida. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley common stock. The transaction generated approximately $110 million in goodwill and $19 million in core deposit intangible assets subject to amortization.

On November 1, 2014, Valley also acquired 1st United Bancorp, Inc. ("1st United") and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, after purchase accounting adjustments. The 1st United acquisition provided Valley unique access to Florida's high growth market through its experienced management team and a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast and central Florida, including the Treasure Coast and central Gulf Coast

35	2015 Form 10-K

regions. See Item 1 of this Annual Report for more details regarding our past merger activity, as well as Note 2 to the consolidated financial statements.

Borrowing Strategy. As part of its funding and asset/liability management strategies, Valley periodically assesses the viability of the prepayment of various levels of debt on its balance sheet, including a portion of its relatively high cost borrowings (mostly from the Federal Home Loan Bank of New York) that contractually mature through the end of 2022. As we move closer to such maturity dates, the cash charge (or the "prepayment penalty") related to the early repayment of these borrowings, while substantial, may decline and become a more advantageous option to Valley dependent upon the current level of market interest rates for similar or alternate funding sources. As a result of such assessment, we elected to prepay $795 million and $50 million of these borrowings during late October and December 2015, respectively. The prepaid borrowings had maturities in 2017 and 2018, and a total average cost of 3.72 percent. The settlement of such borrowings resulted in the recognition of pre-tax prepayment penalty charges of $51.1 million ($29.8 million after-tax) in the fourth quarter of 2015. Funding for the October 2015 transaction was obtained from new sources consisting of both brokered money market deposits and securities sold under agreements to repurchase (repos) totaling $800 million, while the December 2015 prepayment was funded with a portion of our low yielding excess liquidity. The new fixed rate deposit and repo instruments have a weighted average duration of approximately one year and an average interest cost of 0.56 percent. In addition, $182 million of borrowings with an average cost of 4.69 percent will mature between March and April 2016, and another $75 million of borrowings with a cost of 5.00 percent will mature in July 2016. In 2013, we entered into forward starting interest rate swaps, including $182 million (hedging the changes in market interest rates prior to the maturity of our borrowings) with an average fixed rate of 2.74 percent that will become effective in March and April 2016 and have maturity dates ranging from March 2019 to September 2020. Moving forward, we will continue to evaluate all of our remaining high cost borrowings maturing for future opportunities, including potential prepayments, to enhance our net interest income and margin. Our ability to take action is dependent on the level of market interest rates, our ability to obtain similar amounts of debt instruments, as well as other factors.
Similar to the December 2015 prepayment, in late December 2014 we elected to use a portion of our low yielding excess liquidity to prepay $275 million of our long-term borrowings, which had a combined weighted average interest rate of 4.52 percent and contractual maturity dates in November 2015. The debt extinguishment resulted in a loss consisting of prepayment penalties totaling approximately $10.1 million for the year ended December 31, 2014. See Note 10 to the consolidated financial statements for more details on our borrowed funds.

For additional information on other Valley cost saving initiatives, see the "Branch Efficiency and Cost Reduction Plans" section below.
Annual Results. Net income totaled $103.0 million, or $0.42 per diluted common share, for the year ended December 31, 2015 compared to $116.2 million in 2014, or $0.56 per diluted common share. The decrease in net income was largely due to: (i) a $95.8 million, or 23.8 percent, increase in total non-interest expense mostly caused by the $51.1 million loss on the extinguishment of debt as compared to a $10.1 million loss on extinguishment of debt in late December 2014, and increases of $28.3 million and $16.0 million in salary and employee benefits expense and net occupancy and equipment expense, respectively, as well as general increases in most other expense categories due to a full year of operating expenses related to our Florida expansion through the acquisition of 1st United in November 2014 and one month of operating expense related to our recent acquisition of CNL and (ii) a $6.2 million increase in our provision for credit losses due to significant loan growth during 2015, partially offset by (iii) a $75.5 million, or 15.9 percent, increase in our net interest income largely caused by a $2.4 billion increase in average loans and a $386.5 million decrease in average long-term borrowings largely resulting from the late December 2014 and October 2015 prepayments of $275 million and $795 million, respectively, in high cost borrowings, (iv) a $6.2 million, or 8.0 percent, increase in total non-interest income mainly due to lower charges to the non-interest income related to the changes in our FDIC loss-share receivable and higher net gains on sales of loans, partially offset by a $15.3 million decline in net gains on sales of assets (which included a $17.8 million gain on the sale of a Manhattan branch location during the fourth quarter of 2014) and (v) a $7.1 million, or 22.9 percent, decrease in income tax expense due, in part, to declines in pre-tax income, increased tax credit investments, and $1.2 million reduction in charges to our income tax expense for the valuation of our deferred tax assets as compared to 2014. See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above impacting our 2015 annual results.
Economic Overview and Indicators. The U.S. economy continued to expand at a moderate rate in 2015. The pace of hiring remained solid, investment in residential structures improved and business fixed investment advanced somewhat. Home prices increased - yet remained below the peak of the previous recession - and equity markets were essentially flat compared with the end of 2014. The continued low level of commodity prices, particularly oil, should boost household purchasing power and therefore support consumer spending and loan demand in 2016. Long-term interest rates were relatively stable throughout the year while short-term rates advanced causing some contraction in spreads. Real gross domestic product (GDP) expanded at a 2.4 percent annual rate in 2015, after advancing 2.4 percent in 2014.

36	2015 Form 10-K

Labor market conditions improved further during 2015, with solid job gains and a lower unemployment rate as compared with the end of 2014. In 2015, monthly payrolls, on average, added approximately 221 thousand jobs each month compared to 260 thousand in 2014. The unemployment rate ended the fourth quarter at 5.0 percent as noted in the table below, 60 basis points lower than compared with December 31, 2014. Many experts forecast the unemployment rate will continue to improve during 2016.
Sales of existing U.S. homes reached 5.25 million to end 2015, up 6.3 percent, compared to 4.94 million in 2014. On balance, underlying buying conditions remain favorable with mortgage interest rates relatively low and the pace of job growth relatively strong. If these factors persist, the pace of home sales should strengthen somewhat during 2016.
The Federal Reserve’s Open Market Committee (FOMC) increased the target range of the federal funds rate by 25 basis points from 0.25 to 0.50 percent at its December 2015 meeting. The FOMC maintained the target range for the federal funds rate at 0.25 to 0.50 percent in their January 2016 meeting, citing some slowing in economic growth late last year. The FOMC indicated they are closely monitoring global economic and financial developments and its impact on U.S. labor markets and inflation. In determining future policy actions, the FOMC will assess progress - both realized and expected - toward its objectives of maximum employment and 2-percent inflation. The FOMC has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions through at least 2016. The FOMC has continued to emphasize that any additional change in monetary policy will be data dependent.
The 10-year U.S. Treasury note yield ended the fourth quarter at 2.27 percent, 10 basis points higher compared with December 31, 2014. The spread between the 2- and 10-year U.S. Treasury note yields ended the fourth quarter of 2015 at 1.21 percentage points, 21 basis points lower sequentially and 29 basis points lower compared with the end of 2014.
Market interest rates for residential mortgages have been relatively stable throughout 2015, while rates on automobile loans have only increased modestly since 2014. These rate dynamics have positively impacted the volume of consumer lending activity initiated during the fourth quarter of 2015. The momentum should continue into at least the first quarter of 2016 given, among other factors, the positive labor market data and lower oil prices. However at this point, we do not see consumer loan activity, specifically refinanced residential mortgage loans, returning to the record levels that Valley last experienced during 2013. In the fourth quarter of 2015 and early 2016, we also continued to see strong demand for commercial real estate and construction loans, especially multi-family and condo development within the New Jersey and New York City markets. However, pressure on long-term interest rates to remain low coupled with the potential increase in short-term interest rates and other negative developments in the global economy will likely provide a difficult banking environment in 2016 and may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.

37	2015 Form 10-K

The following economic indicators reflect certain factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Selected Economic Indicators:
Unemployment rate:
U.S.	5.00%	5.10%	5.30%	5.50%	5.60%
New York Metro Region (1)	4.40	5.10	5.60	6.50	5.60
New Jersey	5.10	5.60	6.10	6.50	6.20
New York	4.80	5.10	5.50	5.70	5.20
Miami-Fort Lauderdale Metro Region	5.00	5.70	5.60	5.30	5.60
Florida	5.00	5.20	5.50	5.70	5.60
	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
2-year U.S. Treasury rate (2)	0.84%	0.69%	0.61%	0.6%	0.54%
10-year U.S. Treasury rate (2)	2.19	2.22	2.16	1.97	2.28
Real Gross Domestic Product (3)	0.70	2.00	3.90	0.60	2.10
Change in personal income (4) :
New Jersey	NA	4.44	4.27	3.87	5.27
New York	NA	4.59	4.59	3.44	4.78
Florida	NA	5.35	5.19	5.16	5.68
Homeowner vacancy rates:
New Jersey	1.40	1.40	1.80	1.80	1.60
New York	2.40	1.60	1.90	2.20	2.20
Florida	2.70	2.60	1.90	2.20	2.80
Number of U.S. regional existing home sales (5) :
Northeast census region	733,333	720,000	676,667	613,333	683,333
South census region	2,120,000	2,210,000	2,146,667	2,123,333	2,133,333
Number of building permits authorized for new homes (2) :
New Jersey	2,893	2,159	3,449	2,092	1,921
New York	5,495	2,982	10,387	3,891	2,976
Florida	10,141	9,003	8,374	8,046	7,685

NA—not available

(1)	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

(2)	Quarterly average for the period presented.

(3)	Quarterly, compounded annual rate of change.

(4)	Quarterly average, year over year percent change.

(5)	Quarterly average, seasonally adjusted annual rate.
Sources: Bureau of Labor Statistics, U.S. Census Bureau, Federal Reserve Economic Data (FRED)
Loans. Total loans increased by $2.6 billion, or 19.1 percent, to $16.0 billion at December 31, 2015 from December 31, 2014 largely due to $1.2 billion of purchased multi-family and 1-4 family mortgage loans, $825 million in loans acquired in the CNL acquisition and organic growth in several loan categories in 2015. Total commercial real estate loans of $8.2 billion at December 31, 2015 organically grew by approximately $252 million, or 3.8 percent, as compared to December 31, 2014 (excluding $443.8 million of loans acquired from CNL and our purchase of participations in multi-family loans totaling approximately $686 million within this portfolio). Commercial and industrial loans totaled $2.5 billion at December 31, 2015 and increased by $289.4 million from December 31, 2014 largely due to a combination of organic loan growth from expanded customer activity mainly in the first half of 2015 and $134.8 million of loans acquired from CNL. At December 31, 2015, other consumer loans totaled $442.0 million and increased by $131.6 million from December 31, 2014 largely due to continued growth and customer usage of

38	2015 Form 10-K

collateralized personal lines of credit. Automobile loans increased $94.5 million, or 8.3 percent, to $1.2 billion at December 31, 2015 from December 31, 2014, mostly due to loan growth driven by a strong U.S. auto market, a steadily improving economy in 2015, and, to a lesser extent, production from our new Florida auto dealer network. Residential mortgage loans totaled $3.1 billion at December 31, 2015 and increased $554.2 million due, in part, to purchases of 1-4 family loans totaling $499.5 million and $88.9 million of loans acquired from CNL during 2015. Home equity loans totaled $511.2 million at December 31, 2015 and increased $14.0 million from December 31, 2014 entirely due to $36.4 million in loans acquired from CNL, partially offset by repayment activity as new customer demand remained tepid despite the low level of market interest rates. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to $122.3 million, or 0.8 percent of our total loans, at December 31, 2015 as compared to $211.9 million, or 1.6 percent of total loans, at December 31, 2014 mainly due to normal collection and prepayment activity, as well as the expiration of certain loss-sharing agreements.
Our residential mortgage loan origination activity moderately increased in 2015 as compared to 2014, but decreased as compared to 2013 largely due to the higher level of long-term market interest rates since June 2013, which significantly reduced the level of consumer refinance activity. Our new and refinanced residential mortgage loan originations increased 57.8 percent to $490.4 million for the year ended December 31, 2015 as compared to $310.7 million in 2014. During 2015, Valley sold $135.2 million of residential mortgages originated for sale (including $24.3 million of residential mortgage loans held for sale at December 31, 2014), as compared to approximately $84.9 million of mortgages sold during the year ended December 31, 2014. Net gains on sales of residential mortgage loans increased to $4.2 million for the year ended December 31, 2015 as compared to $2.6 million (which excludes $872 thousand of net losses on non-performing commercial loans held for sale during 2014) in 2014 largely due to an increase in sales volumes, and decreased from $33.7 million in 2013 due to the decline in customer refinance activity. Although we have experienced some positive mortgage loan production from our Florida branch network, our overall residential mortgage production declined 37.1 percent in the fourth quarter of 2015 as compared to the linked third quarter of 2015 due to lower application volumes from the prior quarter. While our mortgage loan pipeline has moderately increased in the fourth quarter of 2015 as compared to the linked quarter, we do not anticipate a significant increase in gains on loan sales during the first quarter of 2016. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. At December 31, 2015, our PCI loan portfolio totaled $2.2 billion, or 14 percent of our total loan portfolio, and includes all of the loans acquired from CNL on December 1, 2015.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans decreased to 0.55 percent at December 31, 2015 compared to 0.65 percent at December 31, 2014. Non-accrual loans totaled $62.1 million, or 0.39 percent of our entire loan portfolio of $16.0 billion, at December 31, 2015 as compared to $55.8 million, or 0.41 percent of total loans, at December 31, 2014. Overall, our non-performing assets decreased by 5.8 percent to $78.2 million at December 31, 2015 as compared to $83.1 million at December 31, 2014 largely due to the aforementioned decrease in non-accrual loans, as well as decreases of $7.1 million and $2.6 million in non-performing loans held for sale and non-accrual debt securities, respectively. The non-performing assets included other real estate owned (OREO) of $13.6 million and $14.2 million at December 31, 2015 and 2014, respectively. The $13.6 million of OREO at December 31, 2015 included $2.2 million of OREO properties acquired from CNL in the fourth quarter.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and the labor markets, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of December 31, 2015. See the “Non-performing Assets” section below for further analysis of our asset quality.
Investments. During the year ended December 31, 2015, we recognized net gains on securities transactions of $2.5 million as compared to $745 thousand and $14.7 million in 2014 and 2013, respectively. Of the $14.7 million in net gains in 2013, $10.7 million related to Valley’s decision to sell previously impaired trust preferred securities issued by one deferring bank holding company during the fourth quarter of 2013. Valley recognized no other-than-temporary impairment charges attributable to credit on investment securities during the years ended December 31, 2015, 2014 and 2013. See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.
Deposits and Other Borrowings. The mix of total deposits remained relatively unchanged during 2015 as compared to 2014. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the year ended December 31, 2015, while savings, NOW and money market accounts were 50 percent and time deposits were 20 percent. Average non-interest bearing deposits increased $664.6 million to approximately $4.4 billion for the year ended December 31, 2015 as compared to 2014 due, in part, to $566.5 million of non-interest bearing deposits assumed from 1st United in November 2014, increases in both retail and commercial deposits caused by the low level of fixed interest rate investment alternatives, such as time deposits,

39	2015 Form 10-K

as well as approximately $40 million in average balances assumed in the acquisition of CNL on December 1, 2015. Average savings, NOW and money market account balances also increased $1.3 billion to $7.3 billion in 2015 largely due to $591.7 million in deposits assumed from 1st United, increased use of brokered money market account balances in our loan growth funding strategy and other liquidity needs (including $500 million of such deposits we used to fund the prepayment of high cost borrowings totaling $795 million in late October 2015), as well as approximately $46 million in average balances related to deposits assumed from CNL. Lastly, average time deposits increased $704.5 million to $3.0 billion for 2015 as compared to 2014 mainly due to significant organic growth from retail time deposit campaigns in New Jersey, New York and Florida in the fourth quarter of 2014 and second quarter of 2015 and $256.5 million in deposits assumed from 1st United during the fourth quarter of 2014. Time deposits of $103.9 million assumed from CNL added less than $9 million in average deposits for the year ended December 31, 2015.
Average short-term borrowings decreased $47.6 million to $243.2 million for 2015 as compared to 2014. However, actual short-term borrowings increased to approximately $1.1 billion at December 31, 2015 as compared to $146.8 million at December 31, 2014 largely due to new borrowings in the fourth quarter of 2015 consisting of: (1) $526 million of FHLB advances, (2) securities sold under agreements to repurchase (repos) with commercial counterparties of $235 million and (3) federal funds purchased of $50 million, as well as a general increase in our existing customer (deposit sweep) repo account balances at December 31, 2015. The majority of the new funds were used to purchase short-term investment securities classified as available for sale, as well as partially fund the prepayment of $795 million in high cost long-term borrowings during the fourth quarter of 2015.
Average long-term borrowings decreased $386.5 million to approximately $2.5 billion for 2015 as compared to 2014 largely due to the aforementioned prepayments of $275 million and $845 million in the fourth quarters of 2014 and 2015, respectively. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.
Operating Environment. The financial markets continue to work through a period marked by unprecedented change due to current and future regulatory and market reform, including new regulations under the Dodd-Frank Act and the Basel Rules highlighted in the “Supervision and Regulation” section of Item 1 of this Annual Report. Although the U.S. economic environment and labor markets have continued to show improvement during 2015, the low market interest rate environment and the fragile global economy may pose significant obstacles in the future for us and the markets in which we participate. However, we believe our current capital position, ability to evaluate credit and other investment opportunities, conservative balance sheet, and commitment to excellent customer service will afford us a competitive advantage in the future. Additionally, we believe we are well positioned to move quickly on market expansion opportunities as they may arise, including through possible acquisitions of other institutions within New Jersey, the New York City Metropolitan area and Florida.
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
Annual Period 2015. Net interest income on a tax equivalent basis increased by $75.4 million to $558.1 million for 2015 compared with $482.7 million for 2014. The increase was mainly driven by a $2.4 billion increase in average loan balances and a $386.5 million decrease in average long-term borrowings as compared to 2014. See further discussion of the changes in our average interest earning assets and interest-bearing liabilities below.
The net interest margin on a tax equivalent basis was 3.20 percent for the year ended December 31, 2015, a decrease of 1 point as compared to 3.21 percent for 2014. The moderate decrease was largely due to a 19 basis point decline in yield on interest earning assets, which was mainly attributable to the low market interest rates on (new and refinanced) loans throughout 2015 as compared to our overall yield of the portfolio and a large volume of prepayments of high yielding loans, including PCI loans. As a result, the yield on average loans decreased 20 basis points to 4.38 percent for 2015 as compared to 4.58 percent in 2014. Additionally, our average taxable investment portfolio yield decreased 37 basis points during 2015 as compared to one year ago largely due to normal repayments of higher yielding securities combined with higher prepayments and premium amortization on residential mortgage-backed securities. Largely mitigating these lower asset yields, the cost of interest bearing liabilities decreased by approximately 22 basis points to 1.21 percent for 2015. The decline in the overall cost as compared to 2014 was mainly due to a 9 basis point decrease in our cost of average long-term borrowings driven by the prepayment of high cost borrowings in late December 2014 and late October 2015 (See "Borrowings Strategy" section above for more details), as well as a 4 basis point decrease in the cost of average time deposits. Additionally, but to a much lesser extent, our cost of long-term borrowings was positively impacted by the maturity of our $100 million of 5.00 percent subordinated debentures (notes) in July 2015 that were replaced by our new issuance of $100 million of 4.55 percent subordinated notes issued in June 2015. The cost of time deposits decreased mostly due to the normal run-off of maturing high cost certificate of deposit balances throughout 2015, the low level

40	2015 Form 10-K

rates offered on new time deposits relative to the overall cost of our time deposits, and lower costs associated with $256.5 million of time deposits assumed from 1st United during November 2014.
Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate decreased from 2.54 percent in 2014 to 2.14 percent in 2015, negatively impacting our yield on average loans as new and renewed fixed-rate loans were originated at rates below the overall yield of 4.38 percent on average loans in 2015. However, the U.S. prime rate increased to 3.50 percent from 3.25 percent in December 2015 driven by the Federal Reserve's 25 basis point increase in the targeted federal funds rate. The increase, and the lockstep increase in the Valley prime rate to 4.75 percent from 4.50 percent (which had been unchanged since the fourth quarter of 2008), will have an immediate positive impact on the yield of our U.S. and Valley prime rate based loan portfolios for 2016 as compared to 2015. Should the treasury rates increase above current levels, this would also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans.
Average interest earning assets totaling $17.4 billion for the year ended December 31, 2015 increased $2.4 billion, or 15.9 percent, as compared to 2014. Average loan balances increased $2.4 billion to $14.4 billion in 2015 and drove all of the $80.4 million increase in the interest income on a tax equivalent basis for loans as compared to 2014, which was partially offset by the low interest rates on new and renewed loans. The growth in average loans during 2015 was fueled mostly by solid demand for commercial real estate loans, automobile loans and secured personal lines of credit throughout the year, $1.2 billion of purchased participations in multi-family loans and whole 1-4 family loans (that were a mix of qualifying and non-qualifying CRA loans with adjustable and fixed rates), $1.2 billion in loans acquired from 1st United on November 1, 2014 and, to a much lesser extent, approximately $825 million in loans acquired from CNL on December 1, 2015. Average investment securities decreased $81.4 million to approximately $2.7 billion in 2015 primarily due to a lower level of reinvestment of principal and interest payments from investments due to the funding needs related to our organic and purchased loan growth during 2015. Average federal funds sold and other interest bearing deposits increased $100.8 million to $271.3 million for the year ended December 31, 2015 as compared to 2014 due to higher levels of overnight liquidity held primarily due to the timing of new loan originations and loan purchases, funds held from the issuance of subordinated notes in June 2015 used to repay the notes that matured in July 2015, and to a lesser extent, excess funds used for a portion of our prepayment of high cost borrowings in the fourth quarter of 2015.
Average interest bearing liabilities increased $1.6 billion to $12.9 billion for the year ended December 31, 2015 from the same period in 2014 mainly due to a $1.3 billion increase in average savings, NOW, and money market accounts mostly resulting from (1) $591.7 million in deposits assumed from 1st United, (2) increased use of brokered money market account balances in our loan growth funding strategy and other liquidity needs (including $500 million of such deposits we used to fund the prepayment of high cost borrowings totaling $795 million in late October 2015), as well as (3) approximately $46 million in average balances related to deposits assumed from CNL. Average time deposits also increased $704.5 million to $3.0 billion for 2015 as compared to 2014 mainly due to significant organic growth from retail time deposit campaigns in New Jersey, New York and Florida in the fourth quarter of 2014 and second quarter of 2015 and $256.5 million in deposits assumed from 1st United during the fourth quarter of 2014. Average short-term borrowings decreased $47.6 million to $243.2 million for 2015 as compared to 2014 mostly due to lower levels of overnight federal funds purchased and short-term FHLB advances utilized as short-term funding sources for loan growth throughout most of 2015. Average long-term borrowings decreased to approximately $2.5 billion for 2015 as compared to $2.8 billion in 2014 largely due to the aforementioned prepayments of $275 million and $845 million in the fourth quarters of 2014 and 2015, respectively. See the "Fourth Quarter of 2015" section below for more information regarding changes in our interest bearing liabilities during 2015.

Fourth Quarter of 2015. Net interest income on a tax equivalent basis totaling $150.1 million for the fourth quarter of 2015 increased $14.2 million and $19.5 million as compared to the third quarter of 2015 and fourth quarter of 2014, respectively. Interest income on a tax equivalent basis increased $11.0 million to $187.6 million for the fourth quarter of 2015 as compared to the third quarter of 2015 largely due to a $633.9 million increase in average loans caused by solid organic growth over the last six months and $825 million of acquired loans from CNL on December 1, 2015, as well as a 9 basis point increase in the yield on average loans. The increase in yield on average loans for the fourth quarter of 2015 as compared to the linked third quarter of 2015 was due, in part, to a $2.7 million increase in interest income from closed (zero balance) purchased credit-impaired (PCI) loan pools and a $2.5 million increase in fee income from derivative interest rate swaps executed with commercial lending customers to facilitate the risk management strategies of both Valley and the customers. Interest expense decreased $3.2 million to $37.5 million for the three months ended December 31, 2015. The decline in interest expense from the third quarter of 2015 was primarily driven by the aforementioned prepayment of certain high cost long-term borrowings, partially offset by a 6 basis point increase in the cost of average savings, NOW and money market deposits caused by higher brokered money market account balances which were used to partially fund the October prepayment, as well as the impact of $300 million in forward interest rate swaps that started in November 2015 with an average fixed rate of 2.71 percent at maturity dates ranging from November 2018 to November 2020.

41	2015 Form 10-K

Although to a much lesser extent, interest expense related to interest-bearing deposits totaling $666 million assumed from CNL, after purchase accounting adjustments, also partially offset the reduction in interest expense from the prepaid borrowings.

The net interest margin on a tax equivalent basis was 3.30 percent for the fourth quarter of 2015, an increase of 21 basis points from 3.09 percent in the linked third quarter of 2015 and a 10 basis point increase from 3.20 percent for the three months ended December 31, 2014. The yield on average interest earning assets also increased by 11 basis points on a linked quarter basis. The higher yield was mainly a result of the aforementioned increase in the yield on average loans to 4.36 percent for the fourth quarter of 2015. This was largely caused by the combined increase of $5.2 million in periodic fee income from derivative interest rate swap transactions and income from zero-balance PCI loan pools. The $5.2 million increase represented approximately 13 basis points of the 4.36 percent yield on average loans for the fourth quarter of 2015, and 12 basis points of the 21 basis point increase in our net interest margin from the third quarter of 2015. The yield on average taxable investment securities also increased 8 basis points largely due to lower premium amortization on residential mortgage-backed securities caused by a continued decline in principal repayment. The overall cost of average interest bearing liabilities decreased by 14 basis points from 1.26 percent in the linked third quarter of 2015 primarily due to a 10 basis point decline in the cost of average long-term borrowings as we prepaid the aforementioned borrowings totaling $845 million with an average cost of 3.72 percent primarily in late October 2015. Funding for the prepayment transactions was obtained from new sources consisting of brokered money market deposits and securities sold under agreements to repurchase (repos) totaling $500 million and $300 million, respectively. The new fixed rate instruments have a weighted average duration of approximately one year and an average interest cost of 0.56 percent. However, the aforementioned forward interest rate swaps that hedge the cash flow changes in certain money market accounts starting in November 2015 offset a portion of the cost reductions realized from the funding sources for the prepaid borrowings. Our cost of total deposits totaled 0.44 percent for the fourth quarter of 2015 as compared to 0.41 percent for the three months ended September 30, 2015.

Looking forward, we anticipate our net interest margin to range from 3.18 percent to 3.25 percent during 2016, however, there can be no assurance that we will achieve such levels given the multitude of conditional, and sometimes unpredictable, factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market interest rates were to, while not expected, actually decline below current levels, as well as the negative impact on interest expense from certain cash flow hedge derivative transactions related to borrowings (See Note 15 to the consolidated financial statements for additional information on our derivative hedging transactions). However, we continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our net interest margin and overall returns. The increase in both the U.S. and Valley prime rates driven by the Federal Reserve's 25 basis point increase in the targeted federal funds rate in December 2015, our aforementioned prepayment of high cost borrowings during late October and December 2015 and the additional $257 million in high cost borrowings that mature in 2016, as well as other high cost borrowings maturing in 2018 through 2022 are expected to benefit both our future net interest income and margin. Additionally, potential future loan growth from both the commercial real estate and consumer lending segments (that has continued into the early stages of 2016) is anticipated to positively impact our future net interest income.

42	2015 Form 10-K

The following table reflects the components of net interest income for each of the three years ended December 31, 2015, 2014 and 2013:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$14,447,020	$633,220	4.38%	$12,081,683	$552,847	4.58%	$11,187,968	$537,422	4.80%
Taxable investments (3)	2,161,094	58,607	2.71	2,232,559	68,730	3.08	2,186,670	63,632	2.91
Tax-exempt investments (1)(3)	546,129	22,413	4.10	556,067	22,590	4.06	571,205	22,194	3.89
Federal funds sold and other interest bearing deposits	271,261	649	0.24	170,474	369	0.22	296,359	738	0.25
Total interest earning assets	17,425,504	714,889	4.10	15,040,783	644,536	4.29	14,242,202	623,986	4.38
Allowance for loan losses	(105,126)			(109,341)			(123,103)
Cash and due from banks	311,732			318,380			364,174
Other assets	1,809,504			1,598,642			1,506,963
Unrealized losses on securities available for sale, net	(3,559)			(23,152)			(14,983)
Total assets	$19,438,055			$16,825,312			$15,975,253
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$7,259,838	$24,824	0.34%	$5,938,245	$19,671	0.33%	$5,360,367	$17,863	0.33%
Time deposits	2,953,689	35,432	1.20	2,249,189	27,882	1.24	2,342,283	29,928	1.28
Total interest bearing deposits	10,213,527	60,256	0.59	8,187,434	47,553	0.58	7,702,650	47,791	0.62
Short-term borrowings	243,192	919	0.38	290,818	972	0.33	156,733	590	0.38
Long-term borrowings (4)	2,450,628	95,579	3.90	2,837,088	113,321	3.99	2,893,951	119,996	4.15
Total interest bearing liabilities	12,907,347	156,754	1.21	11,315,340	161,846	1.43	10,753,334	168,377	1.57
Non-interest bearing deposits	4,396,331			3,731,727			3,565,672
Other liabilities	175,620			159,280			136,948
Shareholders’ equity	1,958,757			1,618,965			1,519,299
Total liabilities and shareholders’ equity	$19,438,055			$16,825,312			$15,975,253
Net interest income/interest rate spread (5)		558,135	2.89%		482,690	2.86%		455,609	2.81%
Tax equivalent adjustment		(7,866)			(7,933)			(7,889)
Net interest income, as reported		$550,269			$474,757			$447,720
Net interest margin (6)			3.16%			3.16%			3.14%
Tax equivalent effect			0.04			0.05			0.06
Net interest margin on a fully tax equivalent basis (6)			3.20%			3.21%			3.20%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.

(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest income as a percentage of total average interest earning assets.

43	2015 Form 10-K

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$104,482	$(24,109)	$80,373	$41,653	$(26,228)	$15,425
Taxable investments	(2,145)	(7,978)	(10,123)	1,356	3,742	5,098
Tax-exempt investments*	(406)	229	(177)	(598)	994	396
Federal funds sold and other interest bearing deposits	238	42	280	(282)	(87)	(369)
Total increase (decrease) in interest income	102,169	(31,816)	70,353	42,129	(21,579)	20,550
Interest expense:
Savings, NOW and money market deposits	4,501	652	5,153	1,915	(107)	1,808
Time deposits	8,477	(927)	7,550	(1,169)	(877)	(2,046)
Short-term borrowings	(171)	118	(53)	407	(25)	382
Long-term borrowings and junior subordinated debentures	(15,126)	(2,616)	(17,742)	(1,820)	(4,855)	(6,675)
Total decrease in interest expense	(2,319)	(2,773)	(5,092)	(667)	(5,864)	(6,531)
Increase (decrease) in net interest income	$104,488	$(29,043)	$75,445	$42,796	$(15,715)	$27,081

*    Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income
Non-interest income represented 11 percent of total interest income plus non-interest income for both 2015 and 2014, respectively. For the year ended December 31, 2015, non-interest income increased $6.2 million compared with 2014 mainly due to a decrease in the negative impact on non-interest income from the change of the FDIC loss-share receivable and increases in both net gains on sales of loans and net gains on securities transactions, partially offset by a decrease in net gains on sales of assets. The following table presents the components of non-interest income for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Trust and investment services	$10,020	$9,512	$8,610
Insurance commissions	17,233	16,853	15,907
Service charges on deposit accounts	21,176	22,771	24,115
Gains on securities transactions, net	2,487	745	14,678
Fees from loan servicing	6,641	7,013	7,020
Gains on sales of loans, net	4,245	1,731	33,695
Gains on sales of assets, net	2,776	18,087	10,947
Bank owned life insurance	6,815	6,392	5,962
Change in FDIC loss-share receivable	(3,326)	(20,792)	(8,427)
Other	15,735	15,304	16,146
Total non-interest income	$83,802	$77,616	$128,653

44	2015 Form 10-K

Service charges on deposit accounts decreased $1.6 million for the year ended December 31, 2015 as compared to the same period in 2014 mostly due to decreases across several categories, including service charges on checking accounts, ATM fees and overdraft fees. Generally, the decline in these fees relates to better account management by our customers, competitive pricing of our deposit products, as well as certain limitations imposed on our customer account-based fees driven by bank regulations.
Net gains on securities transactions increased $1.7 million to $2.5 million for the year ended December 31, 2015 as compared to $745 thousand in 2014. The increase was largely due to gross gains totaling $3.3 million on the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million during 2015, and, to a much lesser extent, an increase in net gains from the normal maturities and early redemptions of certain securities. The sale transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. These gains were partially offset by $947 thousand of gross losses recognized on the sale of trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities in 2015 were due to an investment portfolio re-balancing during the first quarter due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.
Net gains on sales of loans increased $2.5 million for the year ended December 31, 2015 as compared to 2014 largely due to an increase in sales volumes, and decreased $29.5 million from December 31, 2013 mostly due to a significant decline in loans originated for sale as our new and refinanced loan origination volumes were slowed by the higher level of long-term market interest rates since June 2013. During 2015, we sold $135.2 million of residential mortgages originated for sale (including $24.3 million of residential mortgage loans held for sale at December 31, 2014), as compared to approximately $85 million of residential mortgage loans sold during 2014. In addition, residential mortgage loan originations (including both new and refinanced loans) increased 57.8 percent to $490.4 million for the year ended December 31, 2015 as compared to $310.7 million in 2014. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale for the year ended December 31, 2015 and 2014 did not have a material impact on the net gains on sale of loans during 2015 and 2014. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. Although the market interest rate for residential mortgages has been relatively stable, we do not expect a material change in our gains on the sales of residential mortgage loans originated for sale during the first quarter of 2016. See further discussions of our residential mortgage loan origination activity under “Loans” in the "Executive Summary" section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.
Net gains on sales of assets decreased $15.3 million for the year ended December 31, 2015 as compared to $18.1 million for 2014. The decrease in 2015 was mainly the result of a $17.8 million gain recognized in December 2014 from the sale of a Manhattan branch location.
The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on our previous FDIC-assisted transactions, including loss-sharing agreements acquired from 1st United on November 1, 2014. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $3.3 million net reduction in non-interest income for the year ended December 31, 2015 as compared to $20.8 million for 2014. The majority of the reduction in both the receivable and non-interest income during both 2015 and 2014 relates to the prospective adjustment to the receivable related to better than originally estimated cash flows on certain pools of covered loans since the acquisition date. The larger reduction for 2014 was mainly due to the better than originally expected cash flows on certain loan pools mostly covered by a commercial loss-sharing agreement with the FDIC that expired in March 2015, as well as a negative (credit) provision for losses on covered loans resulting in a $4.6 million decrease in the estimated losses covered by the loss-share agreements with the FDIC in 2014. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 5 to the consolidated financial statements for further details.
See the “Results of Operations—2014 Compared to 2013” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2013 to 2014.

45	2015 Form 10-K

Non-Interest Expense
Non-interest expense increased $95.8 million to $499.1 million for the year ended December 31, 2015 from $403.3 million for 2014. The increase from 2014 was mainly attributable to increases in the loss on the extinguishment of debt, salaries and employee benefits, and net occupancy and equipment that are discussed in more detail below. The following table presents the components of non-interest expense for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
		(in thousands)
Salary and employee benefits expense	$221,765	$193,489	$194,410
Net occupancy and equipment expense	90,521	74,492	71,634
FDIC insurance assessment	16,867	14,051	16,767
Amortization of other intangible assets	9,169	9,919	8,258
Professional and legal fees	18,945	16,859	16,491
Loss on extinguishment of debt	51,129	10,132	—
Amortization of tax credit investments	27,312	24,196	14,352
Telecommunication expense	8,259	6,993	6,843
Other	55,108	53,124	52,583
Total non-interest expense	$499,075	$403,255	$381,338
Salary and employee benefits expense increased by $28.3 million for the year ended December 31, 2015 across most categories as compared to 2014 largely due to the additional staffing expenses related to our acquisition of 1st United on November 1, 2014 and, to a much lesser extent, general increases in 2015 and the acquisition of CNL on December 1, 2015. Additionally, many of the back office efficiencies related to the 1st United transaction were not fully realized until after the systems conversion in the latter part of the first quarter of 2015. Within the category, medical health insurance expenses increased $2.4 million to $17.4 million during the year ended December 31, 2015 as compared to 2014 due, in part, to general cost increases, as well as the acquisition of 1st United. Our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses can fluctuate based on our plan experience into the foreseeable future.
Net occupancy and equipment expenses increased $16.0 million for the year ended December 31, 2015 as compared to 2014. The increase was largely due to additional rents and other costs associated with the 20 branch network acquired from 1st United in 2014, as well as a general increase in repairs and maintenance expenses. During the fourth quarter of 2015, we also recorded $2.6 million of additional lease obligation expense related to 15 planned branch closures for 2016. See the "Branch Efficiency and Cost Reduction Plans" section below for more details.
The FDIC insurance assessment increased $2.8 million in 2015 as compared to 2014 largely due to the growth in our balance sheet resulting from both the acquisition of 1st United and solid loan growth over the last twelve month period.
Professional and legal fees increased $2.1 million for the year ended December 31, 2015 as compared to 2014 mostly due to an increase in professional and consulting fees in connection with regulatory compliance, as well as a slight increase in legal expense related to general corporate matters.
The loss on extinguishment of debt for the years ended December 31, 2015 and December 31, 2014 entirely consisted of prepayment penalties incurred in connection with the early repayment of $845 million and $275 million in high cost long-term borrowings during the fourth quarters of 2015 and 2014, respectively. See the "Borrowing Strategy" section above for more information.
Amortization of tax credit investments increased $3.1 million for the year ended December 31, 2015 as compared to 2014 as we purchased additional tax-advantaged investments largely during the fourth quarter of 2015. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for additional information.
Telecommunication expense increased $1.3 million for the year ended December 31, 2015 as compared to 2014 mostly due to the additional 20 branch network and other Florida operations acquired from the 1st United acquisition in 2014.
Other non-interest expense increased $2.0 million for the year ended December 31, 2015 as compared to 2014 largely due to an increase in data processing expense, as well as several smaller increases in other significant components of other expense, including stationery and printing, credit card processing fees, postage and insurance. These increases in 2015 were partially offset by a decline of approximately $4.7 million in net losses and other expenses related to OREO properties as compared to 2014.

46	2015 Form 10-K

We also incurred merger expenses (largely within professional and legal fees) totaling $1.8 million for the year ended December 31, 2015 related to the acquisition of CNL as compared to $2.6 million for the year ended December 31, 2014 related to the acquisition of 1st United. See Note 2 to the consolidated financial statements for further details regarding the acquisition.
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. Our efficiency ratio for the year ended December 31, 2015 was 78.71 percent as compared to 73.00 percent in 2014. The increase in our efficiency ratio over the last twelve month period was largely caused by higher non-interest expense due to, among other factors, an increase in the loss on the extinguishment of debt. Additionally, our overall efficiency ratio is negatively impacted by the amortization of tax credit investments within our non-interest expense and the change in our FDIC loss-share receivable within our non-interest income. Exclusive of the loss on the extinguishment of debt, amortization of tax credit investments, and the reduction in the FDIC loss-share receivable totaling a combined $81.8 million and $55.1 million for the years ended December 31, 2015 and 2014, respectively, our efficiency ratio would have been 66.00 percent and 64.37 percent, respectively, for the same years ended 2015 and 2014.
We believe this non-GAAP measure provides a meaningful comparison of our operational performance, and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.
Branch Efficiency and Cost Reduction Plans. In the second quarter of 2015, we disclosed a branch efficiency plan to "right-size" our branch network. We, like many in the banking industry, have experienced a significant decline in branch foot traffic as the emergence of self-service technology continues to reshape the banking industry. In response to these shifts in customer preference, we have invested in new delivery channels and systems that will modernize the branch banking experience. Mobile banking, remote deposit, interactive ATMs, online account opening, video tellers, cash recyclers and enhanced online services are part of our modernization plan and will redefine the traditional banking experience at Valley.
As a result of our reviews and the evolution of banking in general, our branch efficiency plan included the closure and consolidation of 13 branch locations executed during the second half of 2015, as well as an additional 15 branches that are expected to be closed by the end of 2016. The 28 branches, representing approximately 12.5 percent of Valley’s branch network prior to the start of the first closures in the third quarter of 2015, mostly consist of New Jersey locations and are a mix of leased and owned properties. Valley estimates that the 28 branch closure plan will result in an annualized reduction of approximately $10 million in ongoing operating expenses, of which 45 percent should be realized by the end of 2016.
In addition to the branch closures, Valley commenced a cost reduction plan in the fourth quarter of 2015 aimed at achieving operational efficiencies through streamlining various aspects of Valley's business model, staff reductions and further utilization of technological enhancements. These measures are expected to save $5 million in pre-tax operating expenses starting in 2016 and are expected to increase to approximately $8 million in 2017.
We will continue to evaluate the operational efficiency of our entire branch network (consisting of 124 leased and 103 owned office locations at December 31, 2015) to ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.
See the “Results of Operations—2014 Compared to 2013” section later in this MD&A for the discussion and analysis of changes in our non-interest expense from 2013 to 2014.
Income Taxes
Income tax expense was $23.9 million for the year ended December 31, 2015, reflecting an effective tax rate of 18.9 percent, as compared to $31.1 million for the year ended 2014, reflecting an effective tax rate of 21.1 percent. The decrease in both 2015 tax expense and the effective tax rate was primarily the result of the lower pre-tax income.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 27 percent to 30 percent for 2016, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments and general business credits.
See additional information regarding our income taxes under our “Critical Accounting Policies and Estimates” section above, as well as Note 13 to the consolidated financial statements.

47	2015 Form 10-K

Business Segments
We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, which involves the allocation of uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. See Note 22 to the consolidated financial statements for the segments’ financial data.
Consumer lending. The consumer lending segment is mainly comprised of residential mortgage loans, automobile loans and home equity loans and represented in aggregate 33.2 percent of the total loan portfolio at December 31, 2015. The duration of the residential mortgage loan portfolio (which represented 19.5 percent of our total loan portfolio at December 31, 2015) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 7.7 percent of total loans at December 31, 2015) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.
Average interest earning assets in this segment increased $641.8 million to approximately $4.8 billion for the year ended December 31, 2015 as compared to 2014. The increase was mainly due to the purchase of 1-4 family loans totaling $499.5 million from third party originators during 2015, residential and consumer loans acquired from 1st United in November 2014 totaling $153.6 million and, to a lesser extent, $131.5 million in residential and consumer loans acquired from CNL. The increase from 2014 was also attributable to a continued organic growth in both automobile loans and secured personal lines of credit in 2015. See further discuss under the "Loan Portfolio" section below.
Income before income taxes generated by the consumer lending segment increased $14.3 million to $42.7 million for the year ended December 31, 2015 as compared to $28.4 million in 2014 mainly due to increases in interest income and non-interest income, partially offset by an increase in the internal transfer expense. Interest income increased $16.5 million to $170.6 million for the year ended December 31, 2015 as compared to 2014 mainly due to aforementioned higher loan volumes, including acquired and purchased loans. Non-interest income increased $4.7 million to $45.3 million for the year ended December 31, 2015 as compared to 2014 largely due to a $2.5 million increase in net gains on sales of loans caused by a higher level of sales volumes in 2015 as compared to 2014 (see further details in the "Non-Interest Income" section above). Internal transfer expense increased $7.0 million to $72.4 million for the year ended December 31, 2015 as compared to $65.5 million in 2014.
The net interest margin on the consumer lending portfolio was 2.74 percent for both the years ended December 31, 2015 and 2014. During 2015, a 16 basis point decrease in interest yield on average loans as compared to 2014 was offset by approximately the same decline in the segment’s average funding cost. The decrease in interest yield on average loans was mainly attributable to the low level of market interest rates on new and refinanced loans throughout 2015 as compared to the overall yield of our portfolio, as well as repayments of higher yielding loans, including PCI loans. Our cost of funds was positively impacted by a 16 basis point decline over the last twelve month period mainly due to decreases in our cost of average long-term borrowings driven by the prepayment of high cost borrowings in both the fourth quarters of 2015 and 2014 (See "Borrowings Strategy" section above for more details). In addition, the cost of funds also decreased due to the normal run-off of maturing high cost certificate of deposit balances throughout 2015, the low level rates offered on new time deposits, and the lower costs associated with $256.5 million of time deposits assumed from 1st United.
The return on average interest earning assets before income taxes was 0.90 percent for 2015 compared to 0.69 percent for 2014.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates.

48	2015 Form 10-K

Commercial and industrial loans totaled approximately $2.5 billion and represented 15.8 percent of the total loan portfolio at December 31, 2015. Commercial real estate loans and construction loans totaled $8.2 billion and represented 51.0 percent of the total loan portfolio at December 31, 2015.
Average interest earning assets in this segment increased $1.7 billion to $9.7 billion for the year ended December 31, 2015 as compared to $8.0 billion in 2014. The increase was primarily attributable to approximately $800 million in loans acquired from 1st United, $686 million of participations in multi-family loans (mostly in New York City) purchased during 2015, continued organic loan growth mostly within the non-PCI commercial real estate loan portfolio over the last 12 months, and, to a much lesser extent, $681.3 million of loans acquired from CNL in December 2015.
For the year ended December 31, 2015, income before income taxes for the commercial lending segment increased $47.7 million to $161.4 million as compared to 2014 mostly due to an increase in net interest income coupled with an increase in non-interest income, partially offset by increases in the provision for credit losses, non-interest expense, and internal transfer expense. Net interest income increased $62.8 million to $382.2 million for the year ended December 31, 2015 as compared to 2014 largely due to the aforementioned increase in average loan balances. Non-interest income increased $20.4 million to $744 thousand for the year ended December 31, 2015 as compared to 2014 largely due to the positive aggregate effect of changes in the FDIC loss-share receivable. See further details in the "Non-Interest Income" section above. The provision for credit losses increased $5.5 million to $6.9 million for the year ended December 31, 2015 as compared to 2014 largely due to organic and purchased loan growth, as well as other qualitative factors. The increases of $10.0 million and $20.0 million in non-interest expense and internal transfer expense, respectively, as compared to 2014 were due, in part, to the Florida expansion through the acquisitions of both 1st United and CNL.
The net interest margin for this segment decreased 8 basis points to 3.94 percent during 2015 as a result of a 24 basis point decrease in the yield on average loans, partially offset by a 16 basis point decrease in the cost of our funding sources as compared to 2014. The return on average interest earning assets before income taxes was 1.67 percent for 2015 compared to 1.43 percent for the prior year period.

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
Average interest earning assets increased $19.4 million to $3.0 billion for the year ended December 31, 2015 as compared to 2014 mostly due to an increase in average federal funds sold and other interest bearing deposits largely offset by a lower level of reinvestment of normal repayments of principal and interest in investment securities. Average federal funds sold and other interest bearing deposits increased $100.8 million to $271.3 million for the year ended December 31, 2015 as compared to 2014 due to higher levels of overnight liquidity held primarily due to the timing of new loan originations and loan purchases, funds held from the issuance of subordinated notes in June 2015 used to repay the notes that matured in July 2015, and to a lesser extent, excess funds used for a portion of our prepayment of high cost borrowings in the fourth quarter of 2015.
For the year ended December 31, 2015, income before income taxes for the investment management segment decreased $2.9 million to $17.1 million as compared to 2014 largely due to a $5.2 million decrease in net interest income partially offset by a $1.6 million decrease in the internal transfer expense. The decrease in net interest income was mainly driven by normal investment repayments of higher yielding securities, the increased mix of investments held in low yielding overnight deposits for liquidity purposes to fund new loans, as well as the purchase of some new investments at lower current market yields.
The net interest margin for this segment decreased 20 basis points to 1.90 percent during the year ended December 31, 2015 as compared to 2014 as a result of a 36 basis point decrease in yield on interest earning assets, partially offset by a 16 basis point decrease in costs associated with our funding sources. The return on average interest earning assets before income taxes was 0.57 percent for 2015 compared to 0.68 percent for 2014.
Corporate and other adjustments. The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including, if applicable, net trading and securities gains and losses, and net impairment losses on securities not reported in the investment management segment above, losses on the extinguishment of debt, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.
The pre-tax net loss for the corporate segment increased $79.4 million for the year ended December 31, 2015 to $94.3 million as compared to 2014. Higher net loss was mainly due to an increase in non-interest expense coupled with a decrease in non-interest

49	2015 Form 10-K

income, partially offset by an increase in internal transfer income. The non-interest expense increased $85.4 million to $370.1 million for the year ended December 31, 2015 as compared to 2014 due, in part, to a $41.0 million increase in the loss on extinguishment of debt during 2015 and a $3.1 million increase in the amortization of tax credit investments as well as expenses related to an additional 20 branch network and other Florida operations acquired from the 1st United acquisition in 2014 (see further details in the "Non-Interest Expense" section above). Non-interest income decreased $19.3 million to $30.9 million for the year ended December 31, 2015 as compared to the prior year period mainly due to a $15.3 million decrease in net gains on sales of assets for the year ended December 31, 2015 as compared to $18.1 million for 2014. The internal transfer income increased $25.4 million to $264.4 million for the year ended December 31, 2015 as compared to the prior year.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2015. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2015. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2015. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2015 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2015. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2015.
The following table reflects management’s expectations of the change in our net interest income over the next twelve month-period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$13,018	2.08%
+100	7,856	1.26
- 100	(15,007)	(2.40)
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

50	2015 Form 10-K

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
As noted in the table above, a 100 basis point immediate increase in interest rates is projected to increase net interest income over the next twelve months by 1.26 percent. Our balance sheet sensitivity to such a move in interest rates at December 31, 2015 decreased as compared to December 31, 2014 (which was a decrease of 0.52 percent in net interest income over a 12 month period). Our current asset sensitivity to a 100 basis point immediate increase in interest rates is impacted by, among other factors, the fact that approximately $1.7 billion of our adjustable rate loans at December 2015 are tied to the Valley prime rate (set by management), which currently exceeds the U.S. prime rate by 125 basis points. During the fourth quarter of 2015, the U.S. prime rate increased to 3.50 percent from 3.25 percent driven by the Federal Reserve's 25 basis point increase in the targeted federal funds rate. Valley prime rate also increased to 4.75 percent from 4.50 percent (which had been unchanged by management since the fourth quarter of 2008). In the simulation as of December 31, 2015, we elected to model the Valley prime rate spread of 125 basis points over the U.S. prime rate, whereas in our December 31, 2014 model we did not project an increase in the Valley prime rate under the 100 basis point immediate increase scenario. This change in the assumptions positively impacted the model results summarized above. Future changes in the Valley prime rate and other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.
Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate (as reported by The Wall Street Journal) and the three-month LIBOR rate. We have 7 cash flow hedge interest rate swaps with a total notional value of $600 million at December 31, 2015 that currently pay fixed and receive floating rates, as well as 1 interest rate cap with a total notional value of $125 million. Additionally, we also currently utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the year ended December 31, 2015. We expect this negative trend to continue into 2016 due to the moderate pace of the Federal Reserve’s current monetary policies designed to impact the level of market interest rates and the current state of the U.S. economy. See Note 15 to the consolidated financial statements for further details on our derivative transactions.
Despite the negative impact of such derivative transactions, the aforementioned increase in both the U.S. and Valley prime rates, our prepayment of high cost borrowings during the fourth quarter of 2015, an additional $257 million in high cost borrowings that mature in 2016, and the potential for solid commercial real estate and consumer lending growth in 2016 are all expected to benefit our future net interest income.

51	2015 Form 10-K

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2015 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2016	2017	2018	2019	2020	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.28%	$170,225	$—	$—	$—	$—	$—	$170,225	$170,225
Investment securities held to maturity	3.25	390,249	108,274	93,427	88,589	100,890	814,956	1,596,385	1,621,039
Investment securities available for sale	2.88	564,073	95,570	88,633	70,811	116,216	571,558	1,506,861	1,506,861
Loans held for sale, at fair value	3.66	16,382	—	—	—	—	—	16,382	16,382
Loans	3.91	6,476,643	2,067,630	1,797,092	1,531,391	1,240,354	2,929,997	16,043,107	15,930,652
Total interest sensitive assets	3.74%	$7,617,572	$2,271,474	$1,979,152	$1,690,791	$1,457,460	$4,316,511	$19,332,960	$19,245,159
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.30%	$3,096,762	$1,402,195	$1,202,194	$1,361,029	$279,795	$839,387	$8,181,362	$8,181,362
Time	1.27	1,792,981	883,999	92,950	81,749	141,792	164,433	3,157,904	3,203,389
Short-term borrowings	0.67	1,076,991	—	—	—	—	—	1,076,991	1,076,009
Long-term borrowings	3.82	274,500	212,000	405,000	—	—	919,228	1,810,728	1,945,741
Junior subordinated debentures	5.81	—	24,743	—	—	—	16,671	41,414	44,127
Total interest sensitive liabilities	1.01%	$6,241,234	$2,522,937	$1,700,144	$1,442,778	$421,587	$1,939,719	$14,268,399	$14,450,628
Interest sensitivity gap		$1,376,338	$(251,463)	$279,008	$248,013	$1,035,873	$2,376,792	$5,064,561	$4,794,531
Ratio of interest sensitive assets to interest sensitive liabilities		1.22:1	0.90:1	1.16:1	1.17:1	3.46:1	2.23:1	1.35:1	1.33:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, we used prepayment and decay rates to estimate deposit runoff.
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
The total gap re-pricing within one year as of December 31, 2015 was a positive $1.4 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.22:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2015 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2014. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2015. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2015 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

52	2015 Form 10-K

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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120.0 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50.0 percent of total assets. The Bank was in compliance with the foregoing policies at December 31, 2015.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85.0 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.1 billion, representing 10.7 percent of earning assets, at December 31, 2015 and $1.9 billion, representing 11.3 percent of earning assets, at December 31, 2014. Of the $2.1 billion of liquid assets at December 31, 2015, approximately $489.8 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $799 million in principal from securities in the total investment portfolio over the next twelve months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2015) are projected to be approximately $4.4 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $13.0 billion and $10.8 billion for the years ended December 31, 2015 and 2014, respectively, representing 74.7 percent and 71.9 percent of average earning assets at December 31, 2015 and 2014, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2015:

2015
(in thousands)
Less than three months	$353,332
Three to six months	258,296
Six to twelve months	389,519
More than twelve months	743,404
Total	$1,744,551
Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $750 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at December 31, 2015. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2015, our borrowing capacity under the Fed’s discount window was approximately $1.1 billion.

53	2015 Form 10-K

We also have access to other short-term and long-term borrowing sources to support our asset base. Short-term borrowings include securities sold under agreements to repurchase (“repos”), federal funds purchased and FHLB advances. Our short-term borrowings increased $930.2 million to $1.1 billion at December 31, 2015 as compared to $146.8 million at December 31, 2014 due to increases of $526.0 million, $354.2 million and $50.0 million in FHLB advances, repos and federal funds purchased, respectively. The increase in short-term borrowings held at December 31, 2015 was largely due to the purchase of certain short-term investment securities classified as available for sale and the prepayment of high cost FHLB advances in the fourth quarter of 2015, as well as other short term funding needed for loan originations and other liquidity needs.
Corporation Liquidity. Valley’s recurring cash requirements primarily consist of quarterly dividend payments to preferred and common shareholders and interest expense payments on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash, selling securities from its available for sale investment portfolio, as well as potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
During June 2015, Valley issued $115 million of preferred stock and $100 million of subordinated notes. Valley used the net proceeds (and other funds) for additional investments in and receivables due from its principal subsidiary, Valley National Bank, which qualify as regulatory capital.
Investment Securities Portfolio
The primary purpose of the investment portfolio is to provide a source of earnings, be a source of liquidity, and serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. See additional information under "Interest Rate Sensitivity", "Liquidity" and "Capital Adequacy" sections elsewhere in this MD&A.
As of December 31, 2015, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, taxable and tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.
Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities, equity securities, and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

54	2015 Form 10-K

Investment securities at December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(in thousands)
Held to maturity
U.S. Treasury securities	$138,978	$139,121	$139,255
U.S. government agency securities	12,859	14,081	4,427
Obligations of states and political subdivisions:
Obligations of states and state agencies	194,547	197,440	192,653
Municipal bonds	310,318	302,578	353,233
Total obligations of states and political subdivisions	504,865	500,018	545,886
Residential mortgage-backed securities	852,289	986,992	886,043
Trust preferred securities	59,785	98,456	103,458
Corporate and other debt securities	27,609	39,648	52,668
Total investment securities held to maturity (amortized cost)	$1,596,385	$1,778,316	$1,731,737
Available for sale
U.S. Treasury securities	$549,473	$49,443	$84,665
U.S. government agency securities	29,963	33,825	48,627
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,414	11,136	10,643
Municipal bonds	80,552	32,915	27,057
Total obligations of states and political subdivisions	124,966	44,051	37,700
Residential mortgage-backed securities	696,428	644,276	508,029
Trust preferred securities	8,404	20,537	19,215
Corporate and other debt securities	77,552	74,012	83,398
Total debt securities	1,486,786	866,144	781,634
Equity securities	20,075	20,826	48,058
Total investment securities available for sale (fair value)	$1,506,861	$886,970	$829,692
Trading
Trust preferred securities	$—	$14,233	$14,264
Total trading securities (fair value)	$—	$14,233	$14,264
Total investment securities	$3,103,246	$2,679,519	$2,575,693
As of December 31, 2015, total investments increased $423.7 million or 15.8 percent as compared to 2014 primarily due to the purchase of short-term U.S. Treasury securities in the fourth quarter of 2015 and mostly municipal securities retained from the acquisition of CNL within the available for sale portfolio. This increase was partially offset by decreases in residential mortgage-backed securities classified as held for maturity, as well as trust preferred securities within both the held to maturity and available for sale portfolios.
At December 31, 2015, we had $852.3 million and $696.4 million of residential mortgage-backed securities classified as held to maturity and available for sale, respectively. Approximately 33 percent and 42 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The residential mortgage-backed securities also include $321 thousand and $17.3 million of private label mortgage-backed securities classified as held to maturity and available for sale, respectively, at December 31, 2015. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2015 were issued by either Freddie Mac or Fannie Mae.
Our trading securities portfolio consisted of two single-issuer bank trust preferred securities at December 31, 2014 and 2013. During the first quarter of 2015, one of the two securities was redeemed by the issuer and the other security was sold prior to its issuer's call date in April 2015. Both of the securities transactions resulted in an immaterial aggregate net trading loss for the year ended December 31, 2015 which was included in the other non-interest income category of our consolidated statements of income. There was no other trading activity in the portfolio during 2015.

55	2015 Form 10-K

The following table presents the maturity distribution schedule (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2015:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity
U.S. Treasury securities	$—	—%	$68,017	3.00%	$70,961	2.95%	$—	—%	$138,978	2.92%
U.S. government agency securities	—	—	—	—	—	—	12,859	3.08	12,859	3.08
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	10,100	2.13	78,244	4.33	106,203	4.88	194,547	4.52
Municipal bonds	77,753	1.13	48,232	4.96	156,720	4.76	27,613	4.44	310,318	3.85
Total obligations of states and political subdivisions	77,753	1.13	58,332	4.47	234,964	4.62	133,816	4.79	504,865	4.11
Residential mortgage-backed securities (4)	—	—	1,338	4.45	16,040	3.06	834,911	2.59	852,289	2.60
Trust preferred securities	—	—	—	—	—	—	59,785	4.59	59,785	4.59
Corporate and other debt securities	50	5.15	19,300	7.23	8,250	4.45	9	—	27,609	6.39
Total	$77,803	1.13%	$146,987	4.11%	$330,215	4.18%	$1,041,380	2.99%	$1,596,385	3.25%
Available for sale
U.S. Treasury securities	$499,966	0.01%	$935	1.83%	$48,572	1.59%	$—	—%	$549,473	0.15%
U.S. government agency securities	—	—	3,397	2.54	6,920	2.41	19,646	0.49	29,963	1.17
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	7,264	3.58	16,220	4.41	20,930	4.02	44,414	4.09
Municipal bonds	101	6.08	18,323	2.31	30,482	3.25	31,646	4.42	80,552	3.50
Total obligations of states and political subdivisions	101	6.08	25,587	2.67	46,702	3.65	52,576	4.26	124,966	3.70
Residential mortgage-backed securities (4)	69	4.02	6,951	7.17	29,554	2.63	659,854	2.76	696,428	2.80
Trust preferred securities	—	—	—	—	—	—	8,404	0.64	8,404	0.64
Corporate and other debt securities	1,498	1.92	59,915	2.36	16,137	3.35	2	—	77,552	2.56
Total (5)	$501,634	0.02%	$96,785	2.79%	$147,885	2.68%	$740,482	2.78%	$1,486,786	1.84%

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

56	2015 Form 10-K

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
The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2015.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,154,515	$30,739	$(8,048)	$1,177,206
AA Rated	249,939	11,811	(82)	261,668
A Rated	42,463	3,625	—	46,088
Non-investment grade	3,833	6	(136)	3,703
Not rated	145,635	36	(13,297)	132,374
Total investment securities held to maturity	$1,596,385	$46,217	$(21,563)	$1,621,039
Available for sale investment grades:*
AAA Rated	$1,314,733	$3,616	$(9,366)	$1,308,983
AA Rated	81,716	740	(1,805)	80,651
A Rated	28,312	14	(359)	27,967
BBB Rated	49,963	582	(2,480)	48,065
Non-investment grade	18,195	788	(1,733)	17,250
Not rated	24,018	496	(569)	23,945
Total investment securities available for sale	$1,516,937	$6,236	$(16,312)	$1,506,861

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $145.6 million in investments not rated by the rating agencies with aggregate unrealized losses of $13.3 million at December 31, 2015. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2015, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

57	2015 Form 10-K

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
There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2015, 2014 and 2013. At December 31, 2015, four previously impaired private label mortgage-backed securities had a combined amortized cost of $11.9 million and fair value of $11.7 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost of $2.8 million and fair value of $2.1 million, respectively. During the first quarter of 2015, one previously impaired pooled trust preferred security was sold for an immaterial gain.
Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Commercial and industrial	$2,540,491	$2,251,111	$2,021,333	$2,131,343	$1,962,129
Commercial real estate:
Commercial real estate	7,424,636	6,160,881	5,043,169	4,537,977	3,734,740
Construction	754,947	533,134	429,231	427,368	417,977
Total commercial real estate	8,179,583	6,694,015	5,472,400	4,965,345	4,152,717
Residential mortgage	3,130,541	2,576,372	2,507,588	2,472,088	2,301,136
Consumer:
Home equity	511,203	497,247	449,292	485,702	469,851
Automobile	1,239,313	1,144,831	901,399	786,528	772,490
Other consumer	441,976	310,337	215,600	181,793	141,318
Total consumer loans	2,192,492	1,952,415	1,566,291	1,454,023	1,383,659
Total loans (1)(2)	$16,043,107	$13,473,913	$11,567,612	$11,022,799	$9,799,641
As a percent of total loans:
Commercial and industrial	15.8%	16.7%	17.5%	19.4%	20.0%
Commercial real estate	51.0	49.7	47.3	45.0	42.4
Residential mortgage	19.5	19.1	21.7	22.4	23.5
Consumer loans	13.7	14.5	13.5	13.2	14.1
Total	100%	100%	100%	100%	100%

(1)
Includes covered loans totaling $122.3 million, $211.9 million, $96.2 million, $180.7 million and $271.8 million for the years ended 2015, 2014, 2013, 2012 and 2011, respectively (primarily consisting of commercial real estate loans and residential mortgage loans).

(2)
Total loans are net of unearned premiums and deferred loan costs of $3.5 million at December 31, 2015 as compared to unearned discounts and deferred loan fees of $9.0 million, $5.6 million, $3.4 million and $7.5 million at December 31, 2014, 2013, 2012, and 2011, respectively.

Purchased credit-impaired (PCI) loans, which include covered loans subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2015, our PCI loan portfolio increased to $2.2 billion as compared to $1.7 billion at December 31, 2014 largely due to loans acquired in the CNL acquisition on December 1, 2015. See further details regarding our PCI loan portfolio at Notes 1 and 5 to the consolidated financial statements and our MD&A discussion below.
Commercial and industrial loans totaled $2.5 billion at December 31, 2015 and increased by $289.4 million from December 31, 2014 largely due to $134.8 million of PCI loans acquired from CNL and organic growth caused by increased new loan demand, generally within our New York City and New Jersey lending markets. However, we experienced a lack of organic commercial and industrial loan growth during the fourth quarter of 2015 largely due to significant market competition for quality credits, as well as some normal seasonal declines in loan demand from our customer base. We have continued to experience strong market competition for quality new and existing loan relationships during the early stages of the first quarter of 2016.

58	2015 Form 10-K

Commercial real estate loans (excluding construction loans) increased $1.3 billion to $7.4 billion at December 31, 2015 from December 31, 2014 largely due to $443.8 million of PCI loans acquired from CNL within this portfolio and approximately $686 million of participations in multi-family loans (mostly in New York City) purchased during 2015. A portion of the purchased loans are expected to qualify for CRA purposes, and are seasoned loans with expected shorter durations. Each of these purchased participation loans were thoroughly examined by Valley under its normal underwriting criteria to further satisfy ourselves as to their credit quality. The organic growth within the commercial real estate portfolio accounted for approximately $134 million of the increase as compared to 2014 and was comprised of broad based demand across several segments of borrowers in the majority of our markets. Construction loans totaled $754.9 million at December 31, 2015 and increased $221.8 million from December 31, 2014 due, in part, to $102.7 million of PCI loans acquired from CNL. The remaining growth in construction loans was primarily due to solid organic new loan volumes in the fourth quarter of 2015. Much of the increased loan volumes in the fourth quarter were mainly due to solid loan demand for multi-family and condominium property developments in both New Jersey and New York City, as well as increased loan advances potentially due to favorable weather conditions in the Northeast region.
Residential mortgage loans totaled $3.1 billion at December 31, 2015 and increased by $554.2 million from December 31, 2014 mostly due to the purchase of 1-4 family loans (including a sizable portion of CRA qualifying loans) totaling $499 million from third party originators during 2015, as well as $88.9 million in PCI loans acquired from CNL. Our new and refinanced residential mortgage loan originations increased 57.8 percent to $490.4 million for the year ended December 31, 2015 as compared to $310.7 million in 2014. During 2015, Valley sold $135.2 million of residential mortgages originated for sale (including $24.3 million of residential mortgage loans held for sale at December 31, 2014), as compared to approximately $84.9 million of mortgages sold during the year ended December 31, 2014. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans, as well as automobile loans, originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase.
While our mortgage loan pipeline has moderately increased in the fourth quarter of 2015 as compared to the linked quarter, we do not anticipate a significant increase in gains on loan sales during the first quarter of 2016. Additionally, if market interest rates were to increase from current levels in the future, we may elect to decrease the amount of our loans originated for sale, as the yield on such loans may be attractive to hold in our loan portfolio.
Total consumer loans increased $240.1 million to $2.2 billion at December 31, 2015 from December 31, 2014 mainly due to an increase in automobile and other consumer loans. Automobile loans increased $94.5 million to $1.2 billion at December 31, 2015 from December 31, 2014, as our new organic loan volumes continued to be solid due to the overall strength of the U.S. auto markets and continued positive production from our new Florida auto dealer network which contributed approximately $11.5 million in new loans during 2015. Valley has not deviated from its conservative underwriting standards, nor participated in the subprime auto lending markets to achieve its growth in auto lending. Automobile loans acquired from CNL totaled only $465 thousand at December 31, 2015. We also made no auto loan purchases from third party originators during 2015 and 2014. We believe that the current industry outlook for 2016 auto sales is positive; however, strong competition for credits meeting our strict underwriting standards may restrict the perceived benefits of such sale projections to Valley’s ability to grow auto loans during 2016. Additionally, Valley could elect to originate some or all of its automobile loans for sale, rather than for investment, if the low level of market interest rates did not warrant the interest rate risk to our overall loan portfolio and balance sheet. Other consumer loans increased $131.6 million to $442.0 million at December 31, 2015 as compared to 2014 largely due to continued growth and customer usage of collateralized personal lines of credit. Home equity loans increased $14.0 million in 2015 from $497.2 million at December 31, 2014 largely due to $36.4 million of PCI loans acquired from CNL, partially offset by normal repayments and low customer usage of home equity lines of credit. During 2015, we continued to experience low levels of customer demand for home equity loans, despite the relatively favorable low interest rate environment.
We are cautiously optimistic that we will continue to experience solid overall loan growth in the first quarter of 2016 and beyond, despite the strong market competition for high quality commercial credits within our primary markets and the relatively low level of residential mortgage loan refinance activity. However, we can make no assurances that our total loans will increase, or remain at current levels in the future.
Most of our lending is in northern and central New Jersey, New York City, Long Island and central and southern Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley’s entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionate percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in

59	2015 Form 10-K

any one economic sector. Geographically, we intend to make further inroads into the Florida lending market, through acquisition or select de novo branch efforts.
The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our loan portfolio as of December 31, 2015:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$715,862	$416,754	$46,200	$1,178,816
Commercial and industrial—adjustable-rate	826,907	481,401	53,367	1,361,675
Construction—fixed-rate	28,237	92,289	14,918	135,444
Construction—adjustable-rate	129,151	422,118	68,234	619,503
	$1,700,157	$1,412,562	$182,719	$3,295,438
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
Purchased Credit-Impaired Loans (Including Covered Loans)
PCI loans totaling $2.2 billion and $1.7 billion at December 31, 2015 and 2014, respectively, mostly consist of loans acquired in business combinations subsequent to 2011, and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of commercial real estate loans and residential mortgage loans, totaled $122.3 million and $211.9 million at December 31, 2015, 2014, respectively. During 2015, we reclassified $30.7 million of PCI loans from our covered loan portfolio due to the expiration of commercial loan loss-sharing agreements with the FDIC on December 31, 2014 and April 1, 2015 acquired in the 1st United acquisition on November 1, 2014 and two FDIC-assisted transactions in 2010, respectively.
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

60	2015 Form 10-K

Similar to contractual cash flows, we re-evaluate expected cash flows on a quarterly basis. Unlike contractual cash flows which are determined based on known factors, significant management assumptions are necessary in forecasting the estimated cash flows. We attempt to ensure the forecasted expectations are reasonable based on the information currently available; however, due to the uncertainties inherent in the use of estimates, actual cash flow results may differ from our forecast and the differences may be significant. To mitigate such differences, we carefully prepare and review the assumptions utilized in forecasting estimated cash flows.
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

The following tables summarize the changes in the carrying amounts of PCI loans (net of allocations of allowance for loan losses, if applicable), and the accretable yield on these loans for the years ended December 31, 2015 and 2014.

	2015		2014
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
Balance, beginning of the period	$1,721,601	$336,208	$799,198	$223,799
Acquisition	824,882	126,930	1,160,852	246,993
Accretion	105,078	(105,078)	74,507	(74,507)
Payments received	(407,890)	—	(315,505)	—
Net increase (decrease) in expected cash flows	—	57,119	—	(60,077)
Transfers to other real estate owned	(3,200)	—	(3,122)	—
Provision for loan losses	—	—	5,671	—
Balance, end of the period	$2,240,471	$415,179	$1,721,601	$336,208
The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net increase of $57.1 million during 2015 was mainly related to a decrease in the expected losses for certain PCI loan pools during the fourth quarter of 2015. Conversely, the net decrease of $60.1 million related to non-covered PCI loans during 2014 was mainly due to an increase in the expected repayment speeds for certain loan pools during the second quarter of 2014. Based upon the reforecasted cash flows during the second quarter of 2014, the average expected life of the non-covered PCI loans decreased to 2.2 years from approximately 4 years last forecasted during the second quarter of 2013.
PCI loans in the table above at December 31, 2014 are presented net of the allocation of the allowance for loan losses for covered loans totaling $200 thousand. This allowance allocation was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. There was no allowance allocation for PCI loan losses at December 31, 2015. During the year ended December 31, 2014, we recorded credit to the provision for loan losses related to covered loans (or a "negative provision") totaling $5.9 million as a component of our provision for credit losses in the consolidated statement of income due to a decline in the additional estimated credit impairment since acquisition.
Although we recognized additional credit impairment for certain covered pools prior to 2012, and excluding loans recently acquired from CNL, on an aggregate basis the acquired pools of loans are performing better than originally expected at the acquisition dates. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements. Accordingly, we reduced the FDIC loss-share receivable by $4.1 million during 2015 due to the prospective recognition of the effect of additional cash flows from pooled loans with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable.
Conversely, an increase or decrease in expected future cash flows of covered loans since the acquisition dates will increase or decrease (if applicable) the clawback liability (the amount the FDIC requires us to pay back if certain thresholds are met) accordingly.

61	2015 Form 10-K

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets
The receivable arising from the loss-sharing agreements is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable (included in other assets on Valley's consolidated statements of financial condition) totaled $8.3 million and $13.8 million at December 31, 2015 and 2014, respectively. The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $3.3 million, $20.8 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013 respectively. The majority of the reduction in non-interest income relates to the aforementioned prospective recognition of decreases in the FDIC loss-share receivable caused by better than originally expected cash flows on certain loan pools mainly covered by our commercial loan loss-sharing agreement with the FDIC that expired effective April 1, 2015.
See Note 1 to the consolidated financial statements for further details on the FDIC loss-share receivable and the related FDIC-assisted transactions.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which mainly consist of automobiles) and non-accrual debt securities at December 31, 2015. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has decreased 5.8 percent over the last 12 month period and 60.0 percent since 2012 (as shown in the table below). Overall, we believe the total non-performing assets has remained relatively low as a percentage of the total loan portfolio and non-performing assets over the past five years and is reflective of our strong loan underwriting criteria for both Valley originated loans, as well as loans purchased from third parties.
Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 5 to the consolidated financial statements.
The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

62	2015 Form 10-K

	At December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Accruing past due loans (1)
30 to 59 days past due
Commercial and industrial	$3,920	$1,630	$6,398	$3,397	$3,683
Commercial real estate	2,684	8,938	9,142	11,214	10,355
Construction	1,876	448	1,186	1,793	1,522
Residential mortgage	6,681	6,200	6,595	13,730	6,125
Consumer	3,348	2,982	3,792	5,887	7,458
Total 30 to 59 days past due	18,509	20,198	27,113	36,021	29,143
60 to 89 days past due
Commercial and industrial	524	1,102	571	181	664
Commercial real estate	—	113	2,442	2,031	2,760
Construction	2,799	—	4,577	4,892	1,130
Residential mortgage	1,626	3,575	1,939	5,221	2,371
Consumer	626	764	784	1,340	1,517
Total 60 to 89 days past due	5,575	5,554	10,313	13,665	8,442
90 or more days past due
Commercial and industrial	213	226	233	283	657
Commercial real estate	131	49	7,591	2,950	422
Construction	—	3,988	—	2,575	1,823
Residential mortgage	1,504	1,063	1,549	2,356	763
Consumer	208	152	118	501	351
Total 90 or more days past due	2,056	5,478	9,491	8,665	4,016
Total accruing past due loans	$26,140	$31,230	$46,917	$58,351	$41,601
Non-accrual loans (1)
Commercial and industrial	$10,913	$8,467	$21,029	$22,424	$26,648
Commercial real estate	24,888	22,098	43,934	58,625	42,186
Construction	6,163	5,223	8,116	14,805	19,874
Residential mortgage	17,930	17,760	19,949	32,623	31,646
Consumer	2,206	2,209	2,035	3,331	3,910
Total non-accrual loans	62,100	55,757	95,063	131,808	124,264
Non-performing loans held for sale	—	7,130	—	—	—
Other real estate owned (OREO) (2)	13,563	14,249	19,580	15,612	15,227
Other repossessed assets	437	1,232	6,447	7,805	796
Non-accrual debt securities (3)	2,142	4,729	3,771	40,303	27,151
Total non-performing assets (NPAs)	$78,242	$83,097	$124,861	$195,528	$167,438

Performing troubled debt restructured loans	$77,627	$97,743	$107,037	$105,446	$100,992
Total non-accrual loans as a % of loans	0.39%	0.41%	0.82%	1.20%	1.27%
Total NPAs as a % of loans and NPAs	0.49	0.61	1.07	1.74	1.68
Total accruing past due and non-accrual loans as a % of loans	0.55	0.65	1.23	1.73	1.69
Allowance for loan losses as a % of non-accrual loans	170.98	183.57	119.52	98.78	107.68

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes OREO properties related to the FDIC-assisted transactions totaling $5.0 million, $9.2 million, $12.3 million, $8.9 million and $6.4 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and is subject to the loss-sharing agreements with the FDIC.

63	2015 Form 10-K

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of unrealized losses totaling $610 thousand, $621 thousand, $1.6 million, $6.9 million and $24.6 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Total NPAs decreased $4.9 million to $78.2 million at December 31, 2015 compared to $83.1 million at December 31, 2014. The decrease was largely due to a $7.1 million decrease in non-performing loans held for sale and a $2.6 million decrease in non-accrual debt securities, partially offset by a $6.3 million increase in non-accrual loans. See additional analysis of these items below.
Loans past due 30 to 59 days decreased $1.7 million to $18.5 million at December 31, 2015 compared to $20.2 million at December 31, 2014 mainly due to a $6.3 million decrease in commercial real estate loans, partially offset by $2.3 million and $1.4 million increases in the commercial and industrial loan and construction loan categories, respectively. The decrease in the commercial real estate category was mostly related to the migration of one $4.0 million potential problem loan at December 31, 2014 to non-accrual loans at December 31, 2015.
Loans past due 60 to 89 days totaled $5.6 million at December 31, 2015 and remained relatively unchanged as compared to December 31, 2014. Within this delinquency category construction loans totaling $2.8 million at December 31, 2015 represented one potential problem loan relationship.
Loans 90 days or more past due and still accruing decreased $3.4 million to $2.1 million at December 31, 2015 compared to $5.5 million at December 31, 2014 mainly due to the migration of one construction loan totaling $4.0 million reported at December 31, 2014 in the non-accrual category. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $6.3 million to $62.1 million at December 31, 2015 as compared to $55.8 million at December 31, 2014 mainly due to increases of $2.4 million and $2.8 million in commercial and industrial loan and commercial real estate loan categories, respectively. Commercial and industrial loans increased mainly due to two new non-accrual loans totaling $3.7 million, partially offset by a $1.3 million partial loan charge-off. The increase within the commercial real estate was mostly caused by a $4.0 million problem loan that migrated from loans past due 30 to 59 days reported at December 31, 2014, partially offset by one loan of $1.0 million which was paid off during 2015. In addition, construction loans included the aforementioned $4.0 million loan that migrated from the 90 days or more past due delinquency category at December 31, 2014. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans and the valuation of the underlying collateral, if applicable. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $132.4 million at December 31, 2015 and had $8.8 million in related specific reserves included in our total allowance for loan losses. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.7 million, $2.2 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $2.0 million, $735 thousand and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Non-performing loans held for sale decreased $7.1 million at December 31, 2015 as compared to 2014 due to the sale of one commercial real estate loan held for sale during the first quarter of 2015. This loan was a part of a transfer of $35.6 million of non-performing loans to loans held for sale during the first quarter of 2014, which resulted in a sharp decline in our non-accrual loans from 2013 to 2014. With the exception of this one non-performing loan held for sale at December 31, 2014, all of the transferred loans were sold in the second quarter of 2014.
OREO (which consists of 30 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC, decreased $686 thousand to $13.6 million at December 31, 2015 as compared to $14.2 million at December 31, 2014. The moderate decrease was partially due to a lower volume of completed foreclosures in 2015, which totaled 21 properties as compared to 28 properties in 2014. During 2015, sales of 45 properties totaling $11.4 million and OREO valuation write-downs totaling $1.4 million were partially offset by the 21 property foreclosures totaling $6.7 million (after partial charge-offs to the allowance for loan losses at the transfer date) and 5 properties totaling $2.2 million acquired from CNL. In addition, covered OREO properties totaling $3.2 million became non-covered due to expiration of certain FDIC loss-share agreements in 2015. Our residential mortgage loan foreclosure activity remains relatively low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. We believe this lengthy legal process negatively impacts the level of our non-accrual loans and NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets as of December 31, 2015.
Other repossessed assets totaled $437 thousand at December 31, 2015 as compared to $1.2 million at December 31, 2014. The decrease was primarily due to the sale of one repossessed aircraft totaling $987 thousand during 2015, partially offset by a

64	2015 Form 10-K

moderate increase in the balance of repossessed autos as compared to December 31, 2014. The sale resulted in the recognition of an immaterial loss for the year ended December 31, 2015. At December 31, 2015, other repossessed assets consisted only of automobiles.
The non-accrual debt securities, (consisting of one security at December 31, 2015 and two securities at December 31, 2014) totaled $2.1 million at December 31, 2015 as compared to $4.7 million at December 31, 2014. The one remaining security had an aggregate unamortized cost of $2.8 million at December 31, 2015. See additional information at the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements.
Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $77.6 million at December 31, 2015 and consisted of 92 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $97.7 million at December 31, 2014. On an aggregate basis, the $77.6 million in performing TDRs at December 31, 2015 had a modified weighted average interest rate of approximately 5.16 percent as compared to a pre-modification weighted average interest rate of 5.41 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.
Potential Problem Loans
Although we believe that substantially all risk elements at December 31, 2015 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $101.1 million and $138.2 million in potential problem loans at December 31, 2015 and 2014, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2015, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2015.

Asset Quality and Risk Elements
Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $1.8 billion of PCI loans, represent approximately 74 percent of total loans at December 31, 2015. Most of the loans collateralized by real estate are in northern and central New Jersey, New York City, and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions (see Part I, Item 1A. Risk Factors - "Our financial results and condition may be adversely impacted by weak economic conditions").
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence in New Jersey, New York and Florida, as well as counties contiguous thereto, if applicable, including eastern Pennsylvania. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2015 was 57 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 756. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

65	2015 Form 10-K

Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such loan losses inherent in the portfolio. The allowance for credit losses and related provision are an expression of management’s evaluation of the credit portfolio and economic climate.
Allowance for Credit Losses
The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commercial letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable losses inherent in the loan portfolio and unfunded letter of credit commitments at the balance sheet dates, based on ongoing evaluations of the loan portfolio. Our methodology for evaluating the appropriateness of the allowance for loan losses includes:

•
segmentation of the loan portfolio based on the major loan categories, which consist of commercial, commercial real estate (including construction), residential mortgage, and other consumer loans (including automobile and home equity loans);

•	tracking the historical levels of classified loans and delinquencies;

•	assessing the nature and trend of loan charge-offs;

•	providing specific reserves on impaired loans; and

•	evaluating the PCI loan pools for additional credit impairment subsequent to the acquisition dates.
Additionally, the qualitative factors, such as the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses.
The allowance for loan losses consists of four elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for other loans based on historical loss factors (using the appropriate loss look-back and loss emergence periods) adjusted for both internal and external qualitative risk factors to Valley, including the aforementioned factors, as well as changes in both organic and purchased loan portfolio volumes, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (iv) an allowance for PCI loan pools impaired subsequent to the acquisition date, if applicable.
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured at Fair Value on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2015, a $8.8 million specific valuation allowance was included in the allowance for credit losses related to $132.4 million of impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.
The allowance allocations for non-classified loans within all of our loan portfolio segments are calculated by applying historical loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of our past loss experience by loan segment. The loss factors may also be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.
Prior to December 31, 2015, the allowance also contained reserves identified as the unallocated portion in the table below to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves represented management’s attempt to ensure that the overall allowance reflected a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. During the fourth quarter of 2015, Valley refined and enhanced

66	2015 Form 10-K

its assessment of the adequacy of the allowance for loan losses (as discussed further below) and reallocated these reserves to the appropriate loan portfolio categories.
The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Average loans outstanding	$14,447,020	$12,081,683	$11,187,968	$11,238,269	$9,608,480

Beginning balance—Allowance for credit losses	$104,287	$117,112	$132,495	$136,185	$126,504
Loans charged-off: (1)
Commercial and industrial	(7,928)	(12,722)	(19,837)	(16,103)	(29,229)
Commercial real estate	(1,864)	(4,894)	(7,060)	(9,596)	(6,305)
Construction	(926)	(4,576)	(3,786)	(2,092)	(4,053)
Residential mortgage	(813)	(1,004)	(4,446)	(3,518)	(3,222)
Consumer	(3,441)	(3,702)	(5,120)	(5,339)	(5,906)
Total loan charge-offs	(14,972)	(26,898)	(40,249)	(36,648)	(48,715)
Charged-off loans recovered: (2)
Commercial and industrial	7,233	6,874	4,219	4,475	2,365
Commercial real estate	846	2,198	816	222	134
Construction	913	912	929	50	197
Residential mortgage	421	248	768	701	129
Consumer	1,538	1,957	2,039	1,958	2,236
Total loan recoveries	10,951	12,189	8,771	7,406	5,061
Net charge-offs (1)(2)	(4,021)	(14,709)	(31,478)	(29,242)	(43,654)
Provision charged for credit losses	8,101	1,884	16,095	25,552	53,335
Ending balance—Allowance for credit losses	$108,367	$104,287	$117,112	$132,495	$136,185
Components of allowance for credit losses:
Allowance for loan losses (3)	$106,178	$102,353	$113,617	$130,200	$133,802
Allowance for unfunded letters of credit	2,189	1,934	3,495	2,295	2,383
Allowance for credit losses	$108,367	$104,287	$117,112	$132,495	$136,185
Components of provision for credit losses:
Provision for loan losses (4)	$7,846	$3,445	$14,895	$25,640	$52,752
Provision for unfunded letters of credit	255	(1,561)	1,200	(88)	583
Provision for credit losses	$8,101	$1,884	$16,095	$25,552	$53,335

Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.12%	0.28%	0.26%	0.45%
Allowance for credit losses as a % of non-PCI loans	0.79	0.89	1.09	1.34	1.43
Allowance for credit losses as a % of total loans	0.68	0.77	1.01	1.20	1.39

(1)	Includes covered loans charge-offs totaling $200 thousand, $1.5 million, $146 thousand, $4.0 million and $14.4 million during 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	Includes charged-off covered loan recoveries totaling $462 thousand during 2014. There were no recoveries of charged-off covered loans during 2015,
2013, 2012 and 2011, respectively.

(3)
Includes reserve allocations related to covered loans totaling $200 thousand, $7.1 million, $9.5 million and $13.5 million at December 31, 2014, 2013, 2012 and 2011, respectively. There were no allocated reserves related to covered loans at December 31, 2015.

(4)
Includes a negative (credit) provision for covered loans totaling $5.9 million and $2.3 million for 2014 and 2013, respectively, and provision for additional impairment of covered loans totaling $21.5 million for 2011. There was no provision for covered loans in 2015 and 2012.

67	2015 Form 10-K

Net charge-offs have remained relatively low in the last five years as compared to many of our peers, despite the moderate pace of economic growth over most of such period. During this five-year period, our net charge-offs were at a high of 0.45 percent of average loans during 2011 and a low of 0.03 percent during 2015. Our net loan charge-offs decreased $10.7 million to $4.0 million in 2015 as compared to $14.7 million in 2014 mainly due to lower gross charge-offs in all loan categories (as shown in the table above). Our net loan charge-offs during 2015 continued to benefit from an increased level of charged-off loan recoveries within the commercial and industrial loan category, although overall recoveries moderately declined from 2014. Despite our positive outlook for the performance of the loan portfolio and the economy, there can be no assurance that our levels of net-charge-offs will continue to improve during 2016, and not deteriorate in the future.
The provision for credit losses increased $6.2 million to $8.1 million in 2015 as compared to $1.9 million in 2014 mostly due to negative (credit) provisions for covered loans and unfunded letters of credit totaling $5.9 million and $1.6 million, respectively, in 2014. The negative provision for covered loans in 2014 related to a decrease in the estimated additional credit impairment of certain covered loan pools (initially recognized in 2011 and 2010) subsequent to acquisition dates. Our provision for credit losses exceeded net loan charge-offs during 2015 due to growth in our non-PCI loan portfolio, as well as several quantitative and qualitative risk factors that impact our analysis of the adequacy of the allowance for credit losses, including those discussed further below.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2015		2014		2013		2012		2011
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$50,956	15.8%	$45,610	16.7%	$55,046	17.5%	$66,665	19.4%	$76,032	20.0%
Commercial real estate:
Commercial real estate	32,037	46.3	27,426	45.7	32,002	43.6	26,676	41.1	21,732	38.1
Construction	15,969	4.7	15,414	4.0	10,341	3.7	17,393	3.9	12,905	4.3
Residential mortgage	4,625	19.5	5,093	19.1	7,786	21.7	9,423	22.4	9,120	23.5
Consumer	4,780	13.7	5,179	14.5	4,356	13.5	5,542	13.2	8,677	14.1
Unallocated	—	—	5,565	—	7,581	—	6,796	—	7,719	—
Total allowance for credit losses	$108,367	100%	$104,287	100%	$117,112	100%	$132,495	100%	$136,185	100%

* Includes the allowance for unfunded letters of credit.
The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.68 percent at December 31, 2015 as compared to 0.77 percent at December 31, 2014. The overall amount of the allowance for credit losses has continued to be positively impacted by, amongst other factors, the downward trend in loan delinquencies during past three years as a result of the strengthening economy and significant repayments within our impaired loan portfolio. Additionally, our total net loan charge-offs of $4.0 million in 2015 were at the lowest level reported since 2007, both in terms of total amount and as a percentage of average loans outstanding during the period. However, our allowance allocations for losses at December 31, 2015 increased within the commercial loan categories (see table above) as compared to December 31, 2014. These increases were due, in part, to both purchased and organic loan growth within the non-PCI loan portfolio over the last twelve-month period. Additionally, during the fourth quarter of 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses by extending the loss look-back period on the majority of its loan portfolios from three years to four years in order to capture more of the current economic cycle as it continued throughout 2015. Valley also enhanced its qualitative factor framework to capture the risks of several factors, including, but not limited to, the impact of changes in capitalization rates on collateral values, concentrations of certain loan types, including multi-family and exculpated loans, the volume of loans purchased from and serviced by third parties, as well as the rate of growth in Valley's real estate portfolios. These enhancements are meant to increase the level of precision in the allowance for credit losses. As a result, Valley will no longer have an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at December 31, 2015. As such, the

68	2015 Form 10-K

unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding all PCI loans with carrying values totaling approximately $2.2 billion) was 0.79 percent at December 31, 2015 as compared to 0.89 percent at December 31, 2014. PCI loans, including all of the loans acquired from CNL during the fourth quarter of 2015, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at December 31, 2015. See Note 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust, and more modest throughout 2014 and 2015. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only two and four loan repurchases in 2014 and 2013, respectively, and none in 2015). None of the loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2015 and 2014. See “Item 1A. Risk Factors—We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2015 and 2014, shareholders’ equity totaled approximately $2.2 billion and $1.9 billion, or 10.2 percent and 9.9 percent of total assets, respectively. During 2015, total shareholders’ equity increased by $344.1 million primarily due to (i) the additional capital issued in the CNL acquisition totaling $229.6 million, (ii) $111.6 million of net proceeds from issuance of 4.6 million shares of preferred stock, (iii) net income of $103.0 million, (iv) $7.0 million of net proceeds from the reissuance of treasury stock and issuance of authorized common shares issued under our dividend reinvestment plan totaling 713 thousand shares, and (v) a $4.7 million increase attributable to the effect of our stock incentive plan. These increases were partially offset by cash dividends declared on common and preferred stock totaling a combined $108.6 million, and a $3.2 million increase in our accumulated other comprehensive loss. See Note 19 to the consolidated financial statements for more information regarding the changes in our accumulated other comprehensive loss during 2015.
Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total risk-based capital, common equity Tier 1 capital, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2015 and 2014, Valley exceeded all capital adequacy requirements to which it was subject to. See Note 17 to the consolidated financial statements for Valley’s and Valley National Bank’s actual capital positions and capital ratios.
On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for Valley. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by Valley and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer is being phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

69	2015 Form 10-K

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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was zero and 21.6 for the years ended December 31, 2015 and 2014, respectively. Our rate of earnings retention decreased from the year ended December 31, 2014 largely due to our prepayment of $845 million in high cost borrowings in the fourth quarter of 2015 which resulted in the recognition of $51.1 million in pre-tax prepayment penalties. We expect our synergies realized from the integration of 1st United's back office operations for a full year of 2016 and CNL's back office operations expected to be completed by the end of the first quarter of 2016, as well as potential future loan growth (in all of our primary lending markets), our branch efficiency and cost reductions plans, and the benefit from the aforementioned prepayment of high cost borrowings will help increase our future retention rate.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2015 and 2014. In November 2013, the Board reduced the quarterly dividend amount per share by $0.0525. While our performance and capital are strong, the quarterly retention of a higher amount of capital should provide us more flexibility to expand our banking franchise. The dividend reduction was not the result of any regulatory actions. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the new higher capital levels as required under the new Basel III rules.
Valley maintains an effective shelf registration statement with the SEC that allows Valley to periodically offer and sell in one or more offerings, individually or in any combination, of Valley’s common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan, may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strengthening of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 18 to the consolidated financial statements for additional information on Valley’s common and preferred stock issuances and repurchase plan.

Off-Balance Sheet Arrangements
Contractual Obligations and Commitments. In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. See Note 15 of the consolidated financial statements for additional information.

70	2015 Form 10-K

The following table summarizes Valley’s contractual obligations and other commitments to make future payments as of December 31, 2015. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
				(in thousands)
Contractual obligations:
Time deposits	Note 9	$1,792,981	$976,949	$223,541	$164,433	$3,157,904
Long-term borrowings (1)	Note 10	274,500	617,000		910,000	1,801,500
Junior subordinated debentures issued to capital trusts (1)	Note 11	—	—	—	45,363	45,363
Operating leases	Note 15	28,255	53,506	51,162	292,933	425,856
Capital expenditures		6,744	—	—	—	6,744
Other purchase obligations (2)		21,861	2,390	300	—	24,551
Total		$2,124,341	$1,649,845	$275,003	$1,412,729	$5,461,918
Other commitments:
Commitments to extend credit	Note 15	$3,078,092	$697,874	$103,245	$330,751	$4,209,962
Standby letters of credit	Note 15	106,409	27,130	64,543	171	198,253
Commitments to sell loans	Note 15	41,860	—	—	—	41,860
Total		$3,226,361	$725,004	$167,788	$330,922	$4,450,075

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

71	2015 Form 10-K

Results of Operations—2014 Compared to 2013
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
Average loan balances increased $893.7 million to $12.1 billion in 2014 and drove all of the $15.4 million increase in the interest income on a tax equivalent basis for loans as compared to 2013, which was partially offset by the low interest rates on new and renewed loans. The increase in average loans was primarily due to the aforementioned commercial real estate loan, automobile loan and secured personal lines of credit growth seen throughout 2014, an uptick in construction loan demand primarily in our New York City markets in the second half of 2014, and approximately $1.2 billion in loans acquired from 1st United on November 1, 2014. Average investment securities increased $30.8 million to approximately $2.8 billion in 2014 primarily due to higher levels of excess liquidity reinvested into non-taxable municipal bond investments, as well as Ginnie Mae issued residential mortgage-backed securities within the taxable investment portfolio. Average federal funds sold and other interest bearing deposits decreased $125.9 million to $170.5 million for the year ended December 31, 2014 as compared to 2013 due to much lower levels of overnight liquidity held primarily during the first nine months of 2014, as the excess liquidity was largely deployed into new loans and taxable investments.
Average interest bearing liabilities increased $562.0 million to $11.3 billion for the year ended December 31, 2014 from the same period in 2013 mainly due to a $577.9 million increase in average savings, NOW and money market deposits resulting mostly from an increase in brokered money market account balances (with agreed upon terms of up to five years) used as a larger part of our loan growth funding strategy and other liquidity needs during the second half of 2014, as well as approximately $98 million in average balances related to our Florida branch network. Average short-term borrowings also increased $134.1 million to $290.8 million in 2014 as compared to 2013 mostly due to higher levels of overnight federal funds purchased and short-term FHLB advances utilized as short-term funding sources for loan growth in 2014. Average long-term borrowings moderately declined by $56.9 million to $2.8 billion in 2014 as compared to 2013, but the mix of borrowings did shift slightly to lower rate borrowings during the full year of 2014 as we redeemed our 7.75 percent junior subordinated debentures with contractual principal balances totaling $146.8 million and partially replaced them with the issuance of $125 million of 5.125 percent subordinated notes mostly during the second half of 2013.
Non-interest income represented 11 percent and 17 percent of total interest income plus non-interest income for 2014 and 2013, respectively. For the year ended December 31, 2014, non-interest income decreased $51 million compared with 2013 mainly due to decreases in net gains on sales of loans, net gains on securities transactions and in the change of the FDIC loss-share receivable, partially offset by increases in net gains on sales of assets and other non-interest income.
Net gains on securities transactions decreased $13.9 million to $745 thousand for the year ended December 31, 2014 as compared to $14.7 million in 2013 largely due to a $10.7 million gain on the sale of previously impaired trust preferred securities classified as available for sale (that were issued by one deferring bank holding company) in the fourth quarter of 2013. We sold these non-accrual debt securities for net proceeds of $52.5 million.
Net gains on sale of assets increased $7.1 million for the year ended December 31, 2014 as compared to a $10.9 million net gain for 2013 primarily due to a $17.8 million gain from the sale of a Manhattan branch location in December 2014. Comparatively, the net gain on sale of assets for the same period in 2013 mostly resulted from the termination of a branch operating lease during the fourth quarter of 2013 related to a building sale-leaseback transaction entered into during 2007. As a result, the unamortized deferred gain of $11.3 million related to the original building sale (and scheduled to be amortized over the remaining lease term) was immediately recognized during the fourth quarter of 2013.
Net gains on sales of loans decreased $32 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to a significant decline in loans originated for sale as our new and refinanced loan origination volumes were slowed by the negative impact of the increase in the level of market interest rates since June 2013.
Non-interest expense increased $22 million to $403.3 million for the year ended December 31, 2014 from $381.3 million for 2013. The increase from 2013 was mainly attributable to increases in other non-interest expense, the loss on extinguishment of debt during the fourth quarter of 2014, as well as an increase in amortization of tax credit investments, partially offset by decreases in the FDIC insurance assessment, salaries and employee benefits and advertising expense. The loss on extinguishment of debt totaling $10.1 million for the year ended December 31, 2014 consisted of prepayment penalties incurred for the early redemption of $275 million of high cost long-term borrowings. Amortization of tax credit investments increased $9.8 million for the year ended December 31, 2014 as compared to $14.4 million in 2013 mostly due to an increase in tax-advantaged investments

72	2015 Form 10-K

in the fourth quarter of 2014, as well as valuation write-downs related to such investments during the second quarter of 2014. The FDIC insurance assessment decreased $2.7 million in 2014 as compared to 2013 mostly due to a specific adjustment to our individual assessment made by the FDIC during the second quarter of 2013. In addition, advertising expense decreased $1.5 million to $4.7 million for the year ended December 31, 2014 as compared to $6.1 million in 2013. The decrease was mainly caused by a lower volume of promotional activity for our residential mortgage refinance programs during 2014 partly due to the maturation of the refinance programs in our markets and the significant slowdown in consumer refinance activity since the second half of 2013.
We also incurred merger expenses totaling $2.6 million during 2014 (primarily within professional and legal fees) related to the acquisition of 1st United on November 1, 2014 as compared to no merger related expenses in 2013.

Income tax expense was $31.1 million for the year ended December 31, 2014, reflecting an effective tax rate of 21.1 percent, as compared to $47.0 million for the year ended 2013, reflecting an effective tax rate of 26.3 percent. The decrease in 2014 tax expense and tax rate was primarily the result of: (1) a decline in pre-tax income, (2) increased tax credit investments and (3) a $11.0 million reduction in our reserve for unrecognized tax benefits, partially offset by a $7.6 million charge within income tax expense during the fourth quarter of 2014 which mostly related to the effect of the 1st United acquisition in Florida on the valuation of our state deferred tax assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

73	2015 Form 10-K

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
	(in thousands except for share data)
Assets
Cash and due from banks	$243,575	$462,569
Interest bearing deposits with banks	170,225	367,838
Investment securities:
Held to maturity, fair value of $1,621,039 at December 31, 2015 and $1,815,976 at December 31, 2014	1,596,385	1,778,316
Available for sale	1,506,861	886,970
Trading securities	—	14,233
Total investment securities	3,103,246	2,679,519
Loans held for sale, at fair value	16,382	24,295
Loans	16,043,107	13,473,913
Less: Allowance for loan losses	(106,178)	(102,353)
Net loans	15,936,929	13,371,560
Premises and equipment, net	298,943	282,997
Bank owned life insurance	387,542	375,640
Accrued interest receivable	63,554	57,333
Due from customers on acceptances outstanding	1,185	4,197
Goodwill	686,339	575,892
Other intangible assets, net	48,882	38,775
Other assets	655,814	551,876
Total Assets	$21,612,616	$18,792,491
Liabilities
Deposits:
Non-interest bearing	$4,914,285	$4,235,515
Interest bearing:
Savings, NOW and money market	8,181,362	7,056,133
Time	3,157,904	2,742,468
Total deposits	16,253,551	14,034,116
Short-term borrowings	1,076,991	146,781
Long-term borrowings	1,810,728	2,525,044
Junior subordinated debentures issued to capital trusts	41,414	41,252
Bank acceptances outstanding	1,185	4,197
Accrued expenses and other liabilities	221,656	178,084
Total Liabilities	19,405,525	16,929,474
Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; issued 4,600,000 shares at December 31, 2015	111,590	—
Common stock, no par value, authorized 332,023,233 shares; issued 253,787,561 shares at December 31, 2015 and 232,127,098 shares at December 31, 2014	88,626	81,072
Surplus	1,927,399	1,693,752
Retained earnings	125,171	130,845
Accumulated other comprehensive loss	(45,695)	(42,495)
Treasury stock, at cost (16,123 common shares at December 31, 2014)	—	(157)
Total Shareholders’ Equity	2,207,091	1,863,017
Total Liabilities and Shareholders’ Equity	$21,612,616	$18,792,491
See accompanying notes to consolidated financial statements.

74	2015 Form 10-K

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$633,199	$552,821	$537,301
Interest and dividends on investment securities:
Taxable	52,050	62,458	57,392
Tax-exempt	14,568	14,683	14,426
Dividends	6,557	6,272	6,240
Interest on federal funds sold and other short-term investments	649	369	738
Total interest income	707,023	636,603	616,097
Interest Expense
Interest on deposits:
Savings, NOW and money market	24,824	19,671	17,863
Time	35,432	27,882	29,928
Interest on short-term borrowings	919	972	590
Interest on long-term borrowings and junior subordinated debentures	95,579	113,321	119,996
Total interest expense	156,754	161,846	168,377
Net Interest Income	550,269	474,757	447,720
Provision for credit losses	8,101	1,884	16,095
Net Interest Income After Provision for Credit Losses	542,168	472,873	431,625
Non-Interest Income
Trust and investment services	10,020	9,512	8,610
Insurance commissions	17,233	16,853	15,907
Service charges on deposit accounts	21,176	22,771	24,115
Gains on securities transactions, net	2,487	745	14,678
Fees from loan servicing	6,641	7,013	7,020
Gains on sales of loans, net	4,245	1,731	33,695
Gains on sales of assets, net	2,776	18,087	10,947
Bank owned life insurance	6,815	6,392	5,962
Change in FDIC loss-share receivable	(3,326)	(20,792)	(8,427)
Other	15,735	15,304	16,146
Total non-interest income	83,802	77,616	128,653
Non-Interest Expense
Salary and employee benefits expense	221,765	193,489	194,410
Net occupancy and equipment expense	90,521	74,492	71,634
FDIC insurance assessment	16,867	14,051	16,767
Amortization of other intangible assets	9,169	9,919	8,258
Professional and legal fees	18,945	16,859	16,491
Loss on extinguishment of debt	51,129	10,132	—
Amortization of tax credit investments	27,312	24,196	14,352
Telecommunication expenses	8,259	6,993	6,843
Other	55,108	53,124	52,583
Total non-interest expense	499,075	403,255	381,338
Income Before Income Taxes	126,895	147,234	178,940
Income tax expense	23,938	31,062	46,979
Net Income	102,957	116,172	131,961
Dividends on preferred stock	3,813	—	—
Net Income Available to Common Shareholders	$99,144	$116,172	$131,961
Earnings Per Common Share:
Basic	$0.42	$0.56	$0.66
Diluted	0.42	0.56	0.66
Cash Dividends Declared Per Common Share	0.44	0.44	0.60
Weighted Average Number of Common Shares Outstanding:
Basic	234,405,909	205,716,293	199,309,425
Diluted	234,437,000	205,716,293	199,309,425
See accompanying notes to consolidated financial statements.

75	2015 Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$102,957	$116,172	$131,961
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale
Net (losses) gains arising during the period	(2,000)	19,398	(13,239)
Less reclassification adjustment for net gains included in net income	(1,446)	(433)	(8,522)
Total	(3,446)	18,965	(21,761)
Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	(241)	1,334	3,637
Less reclassification adjustment for credit impairment losses included in net income	(424)	(383)	(268)
Total	(665)	951	3,369
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(7,239)	(12,147)	2,400
Less reclassification adjustment for net losses included in net income	4,127	3,886	4,005
Total	(3,112)	(8,261)	6,405
Defined benefit pension plan
Net gains (losses) arising during the period	3,444	(16,207)	21,577
Amortization of prior service cost	117	177	1,454
Amortization of net loss	462	132	1,145
Recognition of loss due to curtailment	—	—	468
Total	4,023	(15,898)	24,644
Total other comprehensive (loss) income	(3,200)	(4,243)	12,657
Total comprehensive income	$99,757	$111,929	$144,618

See accompanying notes to consolidated financial statements.

76	2015 Form 10-K

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2012	$—	198,438	$69,494	$1,390,851	$93,495	$(50,909)	$(554)	$1,502,377
Net income	—	—	—	—	131,961	—	—	131,961
Other comprehensive income, net of tax	—	—	—	—	—	12,657	—	12,657
Cash dividends declared on common stock	—	—	—	—	(119,081)	—	—	(119,081)
Effect of stock incentive plan, net	—	380	227	6,500	(34)	—	(1,221)	5,472
Common stock dividend paid	—	—	—	—	—	—	—	—
Common stock issued	—	775	220	6,024	(1)	—	1,411	7,654
Balance - December 31, 2013	—	199,593	69,941	1,403,375	106,340	(38,252)	(364)	1,541,040
Net income	—	—	—	—	116,172	—	—	116,172
Other comprehensive loss, net of tax	—	—	—	—	—	(4,243)	—	(4,243)
Cash dividends declared on common stock	—	—	—	—	(91,581)	—	—	(91,581)
Effect of stock incentive plan, net	—	1,299	234	6,269	(83)	—	(614)	5,806
Common stock issued	—	31,219	10,897	284,108	(3)	—	821	295,823
Balance - December 31, 2014	—	232,111	81,072	1,693,752	130,845	(42,495)	(157)	1,863,017
Net income	—	—	—	—	102,957	—	—	102,957
Other comprehensive loss, net of tax	—	—	—	—	—	(3,200)	—	(3,200)
Preferred stock issued	111,590	—	—	—	—	—	—	111,590
Cash dividends declared on preferred stock	—	—	—	—	(3,813)	—	—	(3,813)
Cash dividends declared on common stock	—	—	—	—	(104,753)	—	—	(104,753)
Effect of stock incentive plan, net	—	500	190	7,153	(30)	—	(2,598)	4,715
Common stock issued	—	21,177	7,364	226,494	(35)	—	2,755	236,578
Balance - December 31, 2015	$111,590	253,788	$88,626	$1,927,399	$125,171	$(45,695)	$—	$2,207,091

See accompanying notes to consolidated financial statements.

77	2015 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$102,957	$116,172	$131,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,082	19,465	19,712
Stock-based compensation	7,575	7,489	6,055
Provision for credit losses	8,101	1,884	16,095
Net amortization of premiums and accretion of discounts on securities and borrowings	22,080	26,949	16,229
Amortization of other intangible assets	9,169	9,919	8,258
Gains on securities transactions, net	(2,487)	(745)	(14,678)
Proceeds from sales of loans held for sale	144,790	85,452	1,083,297
Gains on sales of loans, net	(4,245)	(1,731)	(33,695)
Originations of loans held for sale	(134,328)	(91,463)	(953,125)
Gains on sales of assets, net	(2,776)	(18,087)	(10,947)
Net deferred income tax expense	16,453	11,455	30,329
FDIC loss-share receivable (excluding reimbursements)	3,326	20,792	8,427
Net change in:
Trading securities	14,233	31	7,893
Fair value of borrowings hedged by derivative transactions or carried at fair value	1,473	1,364	731
Cash surrender value of bank owned life insurance	(6,815)	(6,392)	(5,962)
Accrued interest receivable	(2,480)	423	(1,589)
Other assets	(74,589)	15,867	(19,199)
Accrued expenses and other liabilities	31,410	(14,868)	(4,428)
Net cash provided by operating activities	154,929	183,976	285,364
Cash flows from investing activities:
Net loan originations	(570,513)	(649,616)	(368,724)
Loans purchased	(1,186,065)	(128,684)	(231,008)
Investment securities held to maturity:
Purchases	(239,608)	(397,186)	(619,299)
Sales	11,666	—	—
Maturities, calls and principal repayments	402,485	347,531	473,362
Investment securities available for sale:
Purchases	(594,327)	(28,415)	(289,181)
Sales	140,640	62,025	57,003
Maturities, calls and principal repayments	142,588	153,673	183,006
Death benefit proceeds from bank owned life insurance	—	—	1,821
Proceeds from sales of real estate property and equipment	23,861	43,360	18,034
Purchases of real estate property and equipment	(34,040)	(21,862)	(14,852)
Reimbursements from the FDIC	1,889	5,582	3,812
Cash and cash equivalents acquired in acquisitions	201,025	102,025	—
Net cash used in investing activities	(1,700,399)	(511,567)	(786,026)

78	2015 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$1,051,660	$1,300,011	$55,244
Net change in short-term borrowings	873,123	(151,470)	127,132
Proceeds from issuance of long-term borrowings, net	162,792	—	125,000
Repayments of long-term borrowings	(970,000)	(275,000)	(26,133)
Proceeds from issuance of preferred stock, net	111,590	—	—
Redemption of junior subordinated debentures	—	—	(142,313)
Cash dividends paid to preferred shareholders	(3,813)	—	—
Cash dividends paid to common shareholders	(102,279)	(88,119)	(129,271)
Purchase of common shares to treasury	(2,108)	(1,688)	(768)
Common stock issued, net	7,898	5,096	7,839
Net cash provided by financing activities	1,128,863	788,830	16,730
Net change in cash and cash equivalents	(416,607)	461,239	(483,932)
Cash and cash equivalents at beginning of year	830,407	369,168	853,100
Cash and cash equivalents at end of year	$413,800	$830,407	$369,168

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$159,170	$162,762	$167,860
Federal and state income taxes	50,027	34,236	15,317

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$8,828	$11,012	$19,679
Loans transferred to loans held for sale	—	27,329	—
Acquisition:
Non-cash assets acquired:
Investments securities held to maturity	$—	$7,930	$—
Investment securities available for sale	327,264	216,074	—
Loans	825,465	1,160,269	—
Premises and equipment	8,550	11,234	—
Bank owned life insurance	5,090	25,224	—
Accrued interest receivable	3,741	3,792	—
Goodwill	109,991	149,300	—
Other intangible assets	19,330	9,750	—
Other assets	49,894	51,164	—
Total non-cash assets acquired	1,349,325	1,634,737	—
Liabilities assumed:
Deposits	1,167,775	1,414,843	—
Short-term borrowings	57,087	16,796	—
Long-term borrowings	90,738	—	—
Accrued expenses and other liabilities	5,148	13,900	—
Total liabilities assumed	1,320,748	1,445,539	—
Net non-cash assets acquired	$28,577	$189,198	$—
Net cash and cash equivalents acquired in acquisition	$201,025	$102,025	$—
Common stock issued in acquisition	$229,602	$291,223	$—
See accompanying notes to consolidated financial statements.

79	2015 Form 10-K

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
Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	asset management advisers which are Securities and Exchange Commission (SEC) registered investment advisors;

•	title insurance agencies in New Jersey, New York and Florida;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases;

•	a subsidiary which owns and services general aviation aircraft loans and existing commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
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
Basis of Presentation
The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, Valley National Bank and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 11 for more details. Certain prior period amounts have been reclassified to conform to the current presentation.
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
On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida. On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly owned subsidiary, 1st United Bank, a commercial bank. Both CNLBank and 1st United Bank were immediately merged with and into Valley National Bank at the respective dates of acquisition. See the supplemental schedule of non-cash investing activities of the Consolidated Statements of Cash Flows and Note 2 for additional information regarding these acquisitions.

80	2015 Form 10-K

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $304.0 million and $45.5 million at December 31, 2015 and 2014, respectively.
Investment Securities
At the time of purchase, management elects to classify investment securities into one of three categories: held to maturity, available for sale or trading. Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Investment securities to be held for indefinite periods are classified as available for sale and carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Securities that may be sold and reinvested over short durations as part of management’s asset/liability management strategies are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in non-interest income in the accompanying consolidated statements of income as a component of net trading gains. Realized gains or losses on the sale of available for sale and trading securities are recognized by the specific identification method and are included in net gains on securities transactions and other non-interest income, respectively. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets.
Quarterly, Valley evaluates its investment securities classified as held to maturity and available for sale for other-than-temporary impairment. Other-than-temporary impairment means Valley believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, Valley has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that Valley will be required to sell the security prior to recovery of its amortized cost basis. If neither of these circumstances applies to a security, but Valley does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the portion related to other factors is recognized in other comprehensive income or loss. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income or loss. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2015, 2014 and 2013.
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

81	2015 Form 10-K

From time to time, Valley may elect to transfer non-performing loans from commercial and industrial or commercial real estate portfolios. At December 31, 2014, loans held for sale included one non-performing commercial real estate loan totaling $7.1 million.
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
Purchased Credit-Impaired Loans (Including Covered Loans)
Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio primarily consists of loans acquired in business combinations subsequent to 2011 and (covered) loans in which the Bank will share losses with the FDIC under loss-sharing agreements that have resulted from past FDIC-assisted transactions by Valley and 1st United acquired in 2014. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Beginning in 2010, Valley has accounted for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The PCI loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.
The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). Any allowance for loan losses related to covered PCI loans is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC Loss-Share Receivable” below). Valley had no allowance reserves related to PCI loans at December 31, 2015 as compared to $200 thousand (all related to covered PCI loans) at December 31, 2014.
The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for the underlying loans of each PCI loan pool. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans and the FDIC loss-share receivable, if applicable, is prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to non-interest income. See Note 5 for additional information.
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

82	2015 Form 10-K

charge-offs on loans or unfunded letters of credit which are determined to be a loss, in accordance with established policies, when all efforts of collection have been exhausted.
The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-PCI loan portfolio and off-balance sheet unfunded letters of credit, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, the allowance for credit losses at December 31, 2014 included reserves for impairment of covered PCI loans subsequent to their acquisition date that were reduced to zero at December 31, 2015 through loan charge-offs recognized during 2015. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, estimating the appropriate loss look-back and loss emergence periods related to historical losses for each loan segment, providing specific reserves on impaired loans, and assigning incremental reserves where necessary based upon qualitative and economic outlook factors including numerous variables, such as the nature and trends of recent loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.
The allowance for loan losses consists of four elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for other loans based on historical loss factors (using the appropriate loss look-back and loss emergence periods) adjusted for both internal and external qualitative risk factors to Valley, including the aforementioned factors, as well as changes in both organic and purchased loan portfolio volumes, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (iv) an allowance for PCI loan pools impaired subsequent to the acquisition date, if applicable.
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

83	2015 Form 10-K

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
Prior to December 31, 2015, the allowance also contains reserves to cover inherent losses within each of Valley’s loan portfolio segments, which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of loan portfolio volumes, the composition and concentrations of credit, as well as other trends within the loan portfolio. These reserves reflected management’s attempt to ensure that the overall allowance reflected a margin for imprecision and the uncertainty that is inherent in estimates of probable incurred credit losses. As part of an ongoing evaluation process of developing the allowance for credit losses estimate, management continually evaluates and updates their assumptions based on the current economic environment and their own loss experience. During the fourth quarter of 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses by extending the loss look-back period on the majority of its loan portfolios from three years to four years in order to capture more of the current economic cycle as it continues. Valley also enhanced its qualitative factor framework to capture the risks of several factors, including, but not limited to, the impact of changes in capitalization rates on collateral values, concentrations of certain loan types, including multi-family and exculpated loans, the volume of loans purchased from and serviced by third parties, as well as the rate of growth in Valley's real estate portfolios. These enhancements are meant to increase the level of precision in the allowance for credit losses. As a result, Valley will no longer have an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at December 31, 2015. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.
See Notes 5 and 6 for Valley’s loan credit quality and additional allowance disclosures.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Generally, these useful lives range from three to forty years. Leasehold improvements are amortized over the term of the lease or estimated useful life of the asset, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations. See Note 7 for further details.
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
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell), and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO and other repossessed assets totaled $19.0 million and $24.7 million (including $5.0 million and $9.2 million of OREO properties related to the FDIC-assisted transactions, which are subject to the loss-sharing agreements) at December 31, 2015 and 2014, respectively. At December 31, 2015, OREO included foreclosed residential real estate properties totaling $7.0 million. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $12.3 million at December 31, 2015.
FDIC Loss-Share Receivable
Valley National Bank has several loss-share agreements with the FDIC (referred to as the “FDIC loss-share receivable” reported within other assets on Valley’s consolidated statements of financial condition) which relate to the LibertyPointe Bank and The Park Avenue Bank transactions entered into by Valley in 2010, as well as three prior FDIC-assisted transactions by 1st United (including Republic Federal Bank, The Bank of Miami and Old Harbor Bank) acquired by Valley in 2014. The FDIC loss-

84	2015 Form 10-K

share receivable arising from the loss-share agreements is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. At the date of acquisition, the FDIC loss-share receivable was measured at its fair value based on expected future cash flows covered by the loss share agreements. In addition, the asset is based on the credit adjustments estimated for each loan pool and the loss-share percentages. At December 31, 2015 and 2014, our FDIC loss-share receivable totaled $8.3 million and $13.8 million, respectively. Although this asset represents a contractual receivable from the FDIC, there is no contractual interest rate associated with the asset.
The difference between the present value and the undiscounted cash flow expected to be collected from the FDIC is accreted into non-interest income over the life of the FDIC loss-share receivable. Actual or expected losses in excess of the acquisition date estimates result in an increase in the FDIC loss-share receivable. Conversely, when actual or expected losses are less than the acquisition date estimates, the loss share receivable is decreased. This reduction is recognized prospectively over the shorter of (i) the estimated life of the respective pools of covered loans or (ii) the term of the loss-sharing agreements with the FDIC. The FDIC loss-share receivable is also reduced and increased as loss-sharing payments are received from and made to the FDIC.
Effective January 1, 2015, the losses on commercial related loans (commercial and industrial loans and commercial real estate loans) from the Republic Federal Bank transaction ceased being covered under the loss-share agreement. Any recoveries, net of expenses, of losses incurred prior to January 1, 2015 on such loans will continue to be covered (and must be shared with the FDIC in accordance with the loss-share agreement) through December 31, 2017. The losses on consumer related loans (residential mortgage loans and consumer loans) continue to be covered under the loss-share agreement through December 31, 2019. Under the terms of this loss-sharing agreement with the FDIC, losses are shared on the acquired loan and other real estate owned portfolio between 80 percent and 95 percent based upon certain aggregate loss limits.
Effective April 1, 2015, the losses on commercial related loans from the LibertyPointe Bank and The Park Avenue Bank transactions ceased to be covered under the loss-share agreements. Any recoveries, net of expenses, of losses incurred prior to April 1, 2015 on such loans will continue to be covered by the loss-sharing agreement through March 31, 2018. The losses on consumer related loans will continue to be covered under the loss-share agreements through March 31, 2020. Under the terms of the loss-sharing agreements for the LibertyPointe Bank and The Park Avenue Bank transaction, the FDIC is obligated to reimburse Valley for 80.0 percent and 95.0 percent, respectively, of any future losses on covered consumer loans up to certain aggregate loss limits.
Effective January 1, 2016, the losses on commercial related loans from The Bank of Miami transaction ceased to be covered under the loss-share agreement. Any recoveries, net of expenses, of losses incurred prior to January 1, 2016 on such loans will continue to be covered through December 31, 2018. The losses on consumer related loans continue to be covered under the loss-share agreement through December 31, 2020. Under the terms of this loss-sharing agreement with the FDIC, losses are shared on the acquired loan and other real estate owned portfolio up to 80 percent of the covered assets acquired.
The losses on commercial related loans from the Old Harbor Bank transaction will cease to be covered under the loss-share agreement effective October 31, 2016 and any recoveries, net of expenses, on losses incurred prior to that date must be shared with the FDIC in accordance with the loss-share agreement through October 31, 2019. The losses on consumer related loans will continue to be covered under the loss-share agreement through October 31, 2021. Under the terms of this loss-sharing agreement with the FDIC, losses are shared on the acquired loans and other real estate owned portfolio up to 70 percent of those covered assets within certain aggregate loss limits.
Goodwill
Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. During 2015 and 2014, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units. However, Valley may choose to perform an optional qualitative assessment allowable under Accounting Standards Update (ASU) No. 2011-8, “Testing Goodwill for Impairment” to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for one or more units in future periods.
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

85	2015 Form 10-K

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
Stock-Based Compensation
Compensation expense for stock options and restricted stock awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Under Valley’s long-term incentive compensation plans, award grantees that are eligible for retirement do not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based restricted stock and restricted stock unit awards with a market condition. The grant date fair value of a performance-based restricted stock or restrict stock unit award that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model. See Note 12 for additional information.
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

86	2015 Form 10-K

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
Comprehensive Income
Comprehensive income or loss is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive income or loss, net of deferred tax, include: (i) unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to these securities); (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the pension benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 19 for additional disclosures.
Earnings Per Common Share
For Valley, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders (which is equal to net income less dividends on preferred stock). The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method.

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands, except for share data)
Net income available to common shareholders	$99,144	$116,172	$131,961
Basic weighted-average number of common shares outstanding	234,405,909	205,716,293	199,309,425
Plus: Common stock equivalents	31,091	—	—
Diluted weighted-average number of common shares outstanding	234,437,000	205,716,293	199,309,425
Earnings per common share:
Basic	$0.42	$0.56	$0.66
Diluted	0.42	0.56	0.66
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 4.7 million, 6.2 million, and 6.7 million of common shares for the years ended December 31, 2015, 2014, and 2013, respectively. Restricted stock units (first issued in 2015) not included in common stock equivalents were immaterial for the year ended December 31, 2015.
Preferred and Common Stock Dividends
In June 2015, Valley issued 4.6 million shares of non-cumulative perpetual preferred stock which were initially recorded at fair value (see Note 18 for additional details on the preferred stock issuance). The preferred shares are senior to Valley common stock, whereas the current year dividends must be paid before Valley can pay dividends to its common stockholders. Preferred dividends declared are deducted from net income for computing income available to common stockholders and earnings per common share computations.
Cash dividends to both preferred and common stockholders are payable and accrued when declared by Valley's Board of Directors.

87	2015 Form 10-K

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
New Authoritative Accounting Guidance
ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for Valley for reporting periods beginning January 1, 2019, with an early adoption permitted. Valley must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Management is currently evaluating the impact of Topic 842 on Valley’s consolidated financial statements.
ASU No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960): Defined Contribution Pension Plans, (Topic 962): Health and Welfare Benefit Plans, (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." ASU No. 2015-12 simplifies accounting for employee benefit plans as follows: (i) fully benefit-responsive investment contracts are now to be measured, presented and disclosed at contract value, (ii) the requirement to disclose investments that represent 5 percent or more of net assets available for benefits has been eliminated, (iii) the net appreciation or depreciation in investments for the period should be presented in the aggregate, but is no longer required to be disaggregated and disclosed by general type, (iv) if an investment is measured using the net asset value per share (or its equivalent) practical expedient in Topic 820, and that investment is in a fund that files a U.S. Department of Labor Form 5500, Annual Return/Report of Employee Benefit Plan, as a direct filing entity, disclosure of that investment’s strategy is no longer required, and (v) allows employers to measure (as a practical expedient) benefit plan assets on a month-end date nearest to the employer’s fiscal year end when the fiscal period does not coincide with a month end. ASU No. 2015-12 is effective for Valley for reporting periods beginning January 1, 2016 and is not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", removes the requirement to categorize within the fair value hierarchy all investments for which the fair value is measured using the net asset value per share practical expedient. ASU No. 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value

88	2015 Form 10-K

per share practical expedient. ASU No. 2015-07 is effective for Valley for reporting periods beginning January 1, 2016 and is not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU No. 2015-03. ASU No. 2015-03 is effective for reporting periods beginning January 1, 2016 (with early adoption permitted), and is to be applied retrospectively. At December 31, 2015, Valley early adopted ASU No. 2015-03 to reflect the reclassification of the debt issuance costs from other assets to long-term borrowings for all periods presented in our consolidated statements of financial condition. See Note 10 to the consolidated financial statements for more details.
ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 became effective for Valley for reporting periods after January 1, 2015 and did not have a significant impact on Valley's consolidated financial statements.
ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 became effective for Valley for reporting periods after January 1, 2015 and did not have a significant impact on Valley's consolidated financial statements.
ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The accounting-related changes became effective for Valley for the first interim or annual period beginning January 1, 2015. The disclosures for certain transactions accounted for as sales were required for interim and annual periods beginning beginning on January 1, 2015. The disclosures for repos, securities lending transactions, and repos-to-maturity accounted for as secured borrowings were required for annual periods beginning on January 1, 2015, and interim periods beginning after March 15, 2015. As of December 31, 2015, all of Valley's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, Valley's adoption of ASU No. 2014-11 did not have a significant impact on its consolidated financial statements.
ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 became effective for Valley for reporting periods beginning on January 1, 2015 and did not have a significant impact on its consolidated financial statements. See Note 5 for the related disclosures.
ASU No. 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” amends existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 became effective for Valley for reporting periods

89	2015 Form 10-K

beginning on January 1, 2015 and did not have a significant impact on its consolidated financial statements. See Note 14 for the related disclosures.
BUSINESS COMBINATIONS (Note 2)
CNLBancshares, Inc.
On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, $1.2 billion in deposits and 16 branch offices on the date of its acquisition by Valley. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley common stock.
Merger expenses totaled $1.8 million for the year ended December 31, 2015, which largely related to professional and legal fees included in non-interest expense on the consolidated statements of income. Valley also recorded a $3.3 million charge within income tax expense for the fourth quarter of 2015 which mostly related to the effect of the CNL acquisition on the valuation of our deferred tax assets.
The following table sets forth assets acquired and liabilities assumed in the CNL acquisition, at their estimated fair values as of the closing date of the transaction:

December 1, 2015
(in thousands)
Assets acquired:
Cash and cash equivalents	$201,025
Investment securities available for sale	327,264
Total loans	825,465
Premises and equipment	8,550
Bank owned life insurance	5,090
Accrued interest receivable	3,741
Goodwill	109,991
Other intangible assets	19,330
Other assets	49,894
Total assets acquired	$1,550,350
Liabilities assumed:
Deposits:
Non-interest bearing	$501,714
Savings, NOW and money market	562,187
Time	103,874
Total deposits	1,167,775
Short-term borrowings	57,087
Long-term borrowings	90,738
Accrued expenses and other liabilities	5,148
Total liabilities assumed	$1,320,748
Common stock issued in acquisition	$229,602

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As Valley continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values. However, Valley does not expect significant future adjustments to the recorded amounts at December 31, 2015.

90	2015 Form 10-K

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the CNL acquisition.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities. The estimated fair values of the investment securities were calculated utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service when available, or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. The prices are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

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

Short-term borrowings. The short-term borrowings consist of securities sold under agreements to repurchase. The carrying amounts approximate their fair values because they frequently re-price to a market rate.

Long-term borrowings. The fair values of long-term borrowings consisting of FHLB advances were estimated by discounting the estimated future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities.

91	2015 Form 10-K

1st United Bancorp, Inc.
On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, before purchase accounting adjustments. The 1st United acquisition brought to Valley a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014.
Merger expenses totaled $2.6 million for the year ended December 31, 2014, which largely related to professional and legal fees included in non-interest expense on the consolidated statements of income. Valley also recorded a $7.6 million charge within income tax expense for the fourth quarter of 2014 which mostly related to the effect of the 1st United acquisition on the valuation of our deferred tax assets.

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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

92	2015 Form 10-K

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2015 and 2014. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$549,473	$549,473	$—	$—
U.S. government agency securities	29,963	—	29,963	—
Obligations of states and political subdivisions	124,966	—	124,966	—
Residential mortgage-backed securities	696,428	—	684,777	11,651
Trust preferred securities	8,404	—	6,262	2,142
Corporate and other debt securities	77,552	17,710	59,842	—
Equity securities	20,075	1,198	18,877	—
Total available for sale	1,506,861	568,381	924,687	13,793
Loans held for sale (1)	16,382	—	16,382	—
Other assets (2)	33,774	—	33,774	—
Total assets	$1,557,017	$568,381	$974,843	$13,793
Liabilities
Other liabilities (2)	$50,844	$—	$50,844	$—
Total liabilities	$50,844	$—	$50,844	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$15,427	$—	$—	$15,427
Loan servicing rights	2,571	—	—	2,571
Foreclosed assets (4)	16,672	—	—	16,672
Total	$34,670	$—	$—	$34,670

93	2015 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,443	$49,443	$—	$—
U.S. government agency securities	33,825	—	33,825	—
Obligations of states and political subdivisions	44,051	—	44,051	—
Residential mortgage-backed securities	644,276	—	629,696	14,580
Trust preferred securities	20,537	—	15,808	4,729
Corporate and other debt securities	74,012	18,241	55,771	—
Equity securities	20,826	1,337	19,489	—
Total available for sale	886,970	69,021	798,640	19,309
Trading securities	14,233	—	14,233	—
Loans held for sale (1)	17,165	—	17,165	—
Other assets (2)	20,987	—	20,987	—
Total assets	$939,355	$69,021	$851,025	$19,309
Liabilities
Other liabilities (2)	33,330	—	33,330	—
Total liabilities	$33,330	$—	$33,330	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$7,130	$—	$—	$7,130
Collateral dependent impaired loans (3)	13,985	—	—	13,985
Loan servicing rights	3,987	—	—	3,987
Foreclosed assets (4)	18,098	—	—	18,098
Total	$43,200	$—	$—	$43,200

(1)
Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $16.1 million and $16.9 million at December 31, 2015 and 2014, respectively.

(2)	Amount represents derivative financial instruments.

(3)	Excludes PCI loans.

(4)	Includes covered other real estate owned totaling $4.2 million and $3.2 million at December 31, 2015 and 2014, respectively.

94	2015 Form 10-K

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2015, 2014 and 2013 are summarized below:

	Available For Sale Securities
	2015	2014	2013
	(in thousands)
Balance, beginning of the period	$19,309	$28,523	$71,674
Net (losses) gains included in other comprehensive income	(1,072)	1,648	657
Sales	(2,674)	(7,718)	(36,681)
Settlements	(1,770)	(3,144)	(7,127)
Balance, end of the period	$13,793	$19,309	$28,523
There was no change in unrealized gains or losses on Level 3 assets included in earnings during 2015, 2014 and 2013.
Transfers into and out of Level 3 assets are generally made in response to a decrease or an increase, respectively, in the availability of observable market data used in the securities’ pricing obtained primarily through independent pricing services or dealer market participants. See further details regarding the valuation techniques used for the fair value measurement of the financial instruments below. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2 during 2015 and 2014.
There have been no material changes in the valuation methodologies used at December 31, 2015 from December 31, 2014.
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

95	2015 Form 10-K

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at December 31, 2015:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	0.1 - 22.2%	11.7%
		Default rate	3.7 - 20.6	8.5
		Loss severity	41.4 - 64.6	58.5
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
For the Level 3 available for sale private label mortgage-backed securities (consisting of 4 securities at December 31, 2015 and 5 securities at December 31, 2014), cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk, and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.
For the Level 3 available for sale pooled trust preferred securities (consisting of 1 security at December 31, 2015 and 2 securities at December 31, 2014), the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale.  The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2015 and 2014 based on the short duration these assets were held and the high credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2015 and 2014), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2015 and 2014.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The following valuation techniques were used for certain non-financial assets measured at fair value on a non-recurring basis, including non-performing loans held for sale carried at estimated fair value (less selling costs) when less than the unamortized cost, impaired loans reported at the fair value of the underlying collateral, loan servicing rights, other real estate owned and other repossessed assets (upon initial recognition or subsequent impairment) as described below.

96	2015 Form 10-K

Non-performing loans held for sale. At December 31, 2014, non-performing loans held for sale consisted of one commercial real estate loan that was transferred to the loans held for sale account during 2014. At December 31, 2014, the loan was re-measured and reported at a fair value based on a non-binding sale agreement. The sale transaction was completed during the first quarter of 2015. During 2014, valuation write-downs charged to non-interest income related to this non-performing loan held for sale totaled $3.0 million.
Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2015, appraisals were discounted up to 12 percent based on specific market data by location and property type. During 2015 and 2014, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $5.4 million and $6.5 million for the years ended December 31, 2015 and 2014, respectively. These collateral dependent impaired loans with a total recorded investment of $15.8 million and $15.0 million at December 31, 2015 and 2014, respectively, were reduced by specific valuation allowance allocations totaling $352 thousand and $1.0 million to a reported total net carrying amount of $15.4 million and $14.0 million at December 31, 2015 and 2014, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2015, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 23 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net recoveries of impairment charges on loan servicing rights totaling $303 thousand and net impairment charges totaling $88 thousand for the years ended December 31, 2015 and 2014, respectively.
Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were discounted up to 7.6 percent at December 31, 2015. During the years ended December 31, 2015 and 2014, foreclosed assets measured at fair value upon initial recognition or subsequent re-measurement totaled $16.7 million and $18.1 million, respectively. The charge-offs of foreclosed assets to the allowance for loan losses totaled $1.6 million and $3.7 million for the years ended December 31, 2015 and 2014, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in losses of $2.0 million and $4.7 million included in non-interest expense for the years ended December 31, 2015 and 2014, respectively.
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

97	2015 Form 10-K

related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2015 and 2014 were as follows:

		December 31,
		2015		2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$243,575	$243,575	$462,569	$462,569
Interest bearing deposits with banks	Level 1	170,225	170,225	367,838	367,838
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,978	149,483	139,121	151,300
U.S. government agency securities	Level 2	12,859	13,130	14,081	14,385
Obligations of states and political subdivisions	Level 2	504,865	527,263	500,018	519,693
Residential mortgage-backed securities	Level 2	852,289	855,272	986,992	998,981
Trust preferred securities	Level 2	59,785	46,437	98,456	86,243
Corporate and other debt securities	Level 2	27,609	29,454	39,648	45,374
Total investment securities held to maturity		1,596,385	1,621,039	1,778,316	1,815,976
Net loans	Level 3	15,936,929	15,824,475	13,371,560	13,085,830
Accrued interest receivable	Level 1	63,554	63,554	57,333	57,333
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	145,068	145,068	133,117	133,117
Financial liabilities
Deposits without stated maturities	Level 1	13,095,647	13,095,647	11,291,646	11,291,648
Deposits with stated maturities	Level 2	3,157,904	3,203,389	2,742,468	2,807,522
Short-term borrowings	Level 1	1,076,991	1,076,991	146,781	146,781
Long-term borrowings	Level 2	1,810,728	1,945,741	2,526,408	2,738,122
Junior subordinated debentures issued to capital trusts	Level 2	41,414	44,127	41,252	44,584
Accrued interest payable (2)	Level 1	13,110	13,110	15,526	15,526

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

98	2015 Form 10-K

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

99	2015 Form 10-K

INVESTMENT SECURITIES (Note 4)

Held to Maturity
The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2015 and 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
U.S. Treasury securities	$138,978	$10,505	$—	$149,483
U.S. government agency securities	12,859	271	—	13,130
Obligations of states and political subdivisions:
Obligations of states and state agencies	194,547	10,538	(10)	205,075
Municipal bonds	310,318	11,955	(85)	322,188
Total obligations of states and political subdivisions	504,865	22,493	(95)	527,263
Residential mortgage-backed securities	852,289	11,018	(8,035)	855,272
Trust preferred securities	59,785	36	(13,384)	46,437
Corporate and other debt securities	27,609	1,894	(49)	29,454
Total investment securities held to maturity	$1,596,385	$46,217	$(21,563)	$1,621,039
December 31, 2014
U.S. Treasury securities	$139,121	$12,179	$—	$151,300
U.S. government agency securities	14,081	304	—	14,385
Obligations of states and political subdivisions:
Obligations of states and state agencies	197,440	9,410	(412)	206,438
Municipal bonds	302,578	10,955	(278)	313,255
Total obligations of states and political subdivisions	500,018	20,365	(690)	519,693
Residential mortgage-backed securities	986,992	18,233	(6,244)	998,981
Trust preferred securities	98,456	167	(12,380)	86,243
Corporate and other debt securities	39,648	5,726	—	45,374
Total investment securities held to maturity	$1,778,316	$56,974	$(19,314)	$1,815,976

100	2015 Form 10-K

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2015 and 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,837	$(5)	$1,965	$(5)	$8,802	$(10)
Municipal bonds	8,814	(72)	10,198	(13)	19,012	(85)
Total obligations of states and political subdivisions	15,651	(77)	12,163	(18)	27,814	(95)
Residential mortgage-backed securities	244,440	(2,916)	162,756	(5,119)	407,196	(8,035)
Trust preferred securities	—	—	45,047	(13,384)	45,047	(13,384)
Corporate and other debt securities	2,951	(49)	—	—	2,951	(49)
Total	$263,042	$(3,042)	$219,966	$(18,521)	$483,008	$(21,563)
December 31, 2014
Obligations of states and political subdivisions:
Obligations of states and state agencies	$4,927	$(50)	$19,050	$(362)	$23,977	$(412)
Municipal bonds	—	—	28,815	(278)	28,815	(278)
Total obligations of states and political subdivisions	4,927	(50)	47,865	(640)	52,792	(690)
Residential mortgage-backed securities	107,357	(563)	276,580	(5,681)	383,937	(6,244)
Trust preferred securities	—	—	66,194	(12,380)	66,194	(12,380)
Total	$112,284	$(613)	$390,639	$(18,701)	$502,923	$(19,314)
The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2015 was 74 as compared to 57 at December 31, 2014.
The unrealized losses for the residential mortgage-backed securities category of the held to maturity portfolio at December 31, 2015 mostly related to investment grade securities issued by Fannie Mae.
The unrealized losses for trust preferred securities at December 31, 2015 are all more than twelve months and primarily relate to four non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2015.

Management does not believe that any individual unrealized loss as of December 31, 2015 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates, widening credit spreads, and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

During the first quarter of 2015, Valley sold one corporate debt security classified as held to maturity with an amortized cost of $9.8 million. See "Realized Gains and Losses" section below for further details regarding this transaction.
As of December 31, 2015, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $943.5 million.

101	2015 Form 10-K

The contractual maturities of investments in debt securities held to maturity at December 31, 2015 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$77,803	$77,803
Due after one year through five years	145,649	154,897
Due after five years through ten years	314,175	332,505
Due after ten years	206,469	200,562
Residential mortgage-backed securities	852,289	855,272
Total investment securities held to maturity	$1,596,385	$1,621,039
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.6 years at December 31, 2015.
Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2015 and 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
U.S. Treasury securities	$551,173	$4	$(1,704)	$549,473
U.S. government agency securities	29,316	665	(18)	29,963
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,285	196	(67)	44,414
Municipal bonds	80,717	209	(374)	80,552
Total obligations of states and political subdivisions	125,002	405	(441)	124,966
Residential mortgage-backed securities	701,764	3,348	(8,684)	696,428
Trust preferred securities*	10,458	—	(2,054)	8,404
Corporate and other debt securities	78,202	1,239	(1,889)	77,552
Equity securities	21,022	575	(1,522)	20,075
Total investment securities available for sale	$1,516,937	$6,236	$(16,312)	$1,506,861
December 31, 2014
U.S. Treasury securities	$51,063	$2	$(1,622)	$49,443
U.S. government agency securities	33,163	748	(86)	33,825
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,160	—	(24)	11,136
Municipal bonds	33,340	127	(552)	32,915
Total obligations of states and political subdivisions	44,500	127	(576)	44,051
Residential mortgage-backed securities	643,382	5,854	(4,960)	644,276
Trust preferred securities*	23,194	296	(2,953)	20,537
Corporate and other debt securities	73,585	1,645	(1,218)	74,012
Equity securities	21,071	671	(916)	20,826
Total investment securities available for sale	$889,958	$9,343	$(12,331)	$886,970

102	2015 Form 10-K

*	Includes two and three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at December 31, 2015 and 2014, respectively.

The age of unrealized losses and fair value of related securities available for sale at December 31, 2015 and 2014 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2015
U.S. Treasury securities	$548,538	$(1,704)	$—	$—	$548,538	$(1,704)
U.S. government agency securities	3,489	(5)	4,736	(13)	8,225	(18)
Obligations of states and political subdivisions:
Obligations of states and state agencies	24,359	(67)	—	—	24,359	(67)
Municipal bonds	38,207	(128)	13,551	(246)	51,758	(374)
Total obligations of states and political subdivisions	62,566	(195)	13,551	(246)	76,117	(441)
Residential mortgage-backed securities	293,615	(4,147)	164,010	(4,537)	457,625	(8,684)
Trust preferred securities	—	—	8,404	(2,054)	8,404	(2,054)
Corporate and other debt securities	21,203	(471)	36,137	(1,418)	57,340	(1,889)
Equity securities	—	—	14,273	(1,522)	14,273	(1,522)
Total	$929,411	$(6,522)	$241,111	$(9,790)	$1,170,522	$(16,312)
December 31, 2014
U.S. Treasury securities	$—	$—	$48,504	$(1,622)	$48,504	$(1,622)
U.S. government agency securities	—	—	5,442	(86)	5,442	(86)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	11,136	(24)	11,136	(24)
Municipal bonds	13,337	(426)	14,637	(126)	27,974	(552)
Total obligations of states and political subdivisions	13,337	(426)	25,773	(150)	39,110	(576)
Residential mortgage-backed securities	57,543	(121)	244,910	(4,839)	302,453	(4,960)
Trust preferred securities	2,210	(117)	12,085	(2,836)	14,295	(2,953)
Corporate and other debt securities	27,500	(294)	28,269	(924)	55,769	(1,218)
Equity securities	158	(41)	14,769	(875)	14,927	(916)
Total	$100,748	$(999)	$379,752	$(11,332)	$480,500	$(12,331)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2015 was 291 as compared to 96 at December 31, 2014. At December 31, 2015 the unrealized losses less than twelve months included larger number of small loss positions as compared to 2014.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2015 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae and Fannie Mae.
The unrealized losses for trust preferred securities at December 31, 2015 in the more than twelve months category in the table above entirely relate to 2 pooled trust preferred securities with a combined amortized cost of $10.5 million and a fair value of $8.4 million. One of the two pooled trust preferred securities had a unrealized loss of $1.4 million and an investment grade rating at December 31, 2015. The second pooled trust preferred security had a unrealized loss of $610 thousand, a non-investment

103	2015 Form 10-K

grade rating and was initially other-than-temporarily impaired in 2008 with additional estimated credit losses recognized in 2009 and 2011.
As of December 31, 2015, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $489.8 million.
The contractual maturities of investments securities available for sale at December 31, 2015 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$501,717	$501,565
Due after one year through five years	89,821	89,834
Due after five years through ten years	120,691	118,331
Due after ten years	81,922	80,628
Residential mortgage-backed securities	701,764	696,428
Equity securities	21,022	20,075
Total investment securities available for sale	$1,516,937	$1,506,861
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2015 was 8.5 years.
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
For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2015 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

104	2015 Form 10-K

Management does not believe that any individual unrealized loss as of December 31, 2015 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
At December 31, 2015, approximately 50 percent of the $629.8 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York and Maryland. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $17.6 million and $18.5 million, respectively, at December 31, 2015. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. Substantially all of these investments are investment grade. As of December 31, 2015, these securities are expected to perform in accordance with their contractual terms and, as a result, Valley expects to recover the entire amortized cost basis of these securities.

For the two pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the two securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired.
The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2015. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.
Other-Than-Temporarily Impaired Securities
There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2015 , 2014 and 2013. At December 31, 2015, four previously impaired private label mortgage-backed securities had a combined amortized cost of $11.9 million and fair value of $11.7 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost of $2.8 million and fair value of $2.1 million, respectively. During the first quarter of 2015, one previously impaired pooled trust preferred security was sold for an immaterial gain. See the "Realized Gains and Losses" section below for additional information.
The previously impaired trust preferred securities discussed above were not accruing interest during the years ended December 31, 2015, 2014, and 2013. See Note 1 for details regarding Valley's policy for the recognition of interest on impaired debt securities.
The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income or loss for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Balance, beginning of period	$8,947	$9,990	$33,290
Accretion of credit loss impairment due to an increase in expected cash flows	(728)	(661)	(461)
Sales	(2,382)	(382)	(22,839)
Balance, end of period	$5,837	$8,947	$9,990

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to each period presented.

105	2015 Form 10-K

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
Realized Gains and Losses
Gross gains (losses) realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(in thousands)
Sales transactions:
Gross gains	$3,274	$746	$14,098
Gross losses	(947)	(2)	(44)
	$2,327	$744	$14,054
Maturities and other securities transactions:
Gross gains	$293	$10	$662
Gross losses	(133)	(9)	(38)
	$160	$1	$624
Gains on securities transactions, net	$2,487	$745	$14,678
Valley recognized gross gains from sales transactions of investment securities totaling $3.3 million for the year ended December 31, 2015 mostly due to the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million. These transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. Additionally, during 2015 Valley recognized $947 thousand of gross losses primarily due to the sale of mostly trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities were due to an investment portfolio re-balancing during the first quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.
The gross gains totaling $14.1 million for the year ended December 31, 2013 included a $10.7 million gain on sale of the previously impaired trust preferred securities issued by one deferring bank holding company.
Trading Securities
The fair value of trading securities (consisting of 2 single-issuer bank trust preferred securities) was $14.2 million at December 31, 2014. During the first quarter of 2015, one of the two securities was redeemed by the issuer and the other security was sold prior to its issuer's call date in April 2015. Total net trading gains and losses (included in the other non-interest income category of the consolidated statements of income) were immaterial for the years ended December 31, 2015, 2014 and 2013.
Interest income on trading securities totaled $213 thousand, $1.2 million, and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

106	2015 Form 10-K

LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2015 and 2014 was as follows:

	December 31, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,156,549	$383,942	$2,540,491	$1,959,927	$291,184	$2,251,111
Commercial real estate:
Commercial real estate	6,069,532	1,355,104	7,424,636	5,053,742	1,107,139	6,160,881
Construction	607,694	147,253	754,947	476,094	57,040	533,134
Total commercial real estate loans	6,677,226	1,502,357	8,179,583	5,529,836	1,164,179	6,694,015
Residential mortgage	2,912,079	218,462	3,130,541	2,419,044	157,328	2,576,372
Consumer:
Home equity	391,809	119,394	511,203	400,136	97,111	497,247
Automobile	1,238,826	487	1,239,313	1,144,780	51	1,144,831
Other consumer	426,147	15,829	441,976	298,389	11,948	310,337
Total consumer loans	2,056,782	135,710	2,192,492	1,843,305	109,110	1,952,415
Total loans	$13,802,636	$2,240,471	$16,043,107	$11,752,112	$1,721,801	$13,473,913

*	PCI loans include covered loans (mostly consisting of commercial real estate and residential mortgage loans) totaling $122.3 million and $211.9 million at December 31, 2015 and 2014, respectively.

Total non-PCI loans are net of unearned premiums and deferred loan costs totaling $3.5 million at December 31, 2015 as compared to net of unearned discounts and deferred loan fees of $9.0 million at December 31, 2014. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $2.4 billion and $1.9 billion at December 31, 2015 and 2014, respectively.

During the first quarter of 2014, we elected to transfer certain non-performing loans totaling $35.6 million (before $8.3 million of loan charge-offs at the transfer date) from the non-covered loan portfolio (primarily within the commercial real estate loan and commercial and industrial loan categories) to loans held for sale. With the exception of one loan held for sale at December 31, 2015, all of the transferred loans were sold during the second quarter of 2014. This sale transaction of the remaining loan was completed during the first quarter of 2015. There were no other sales or transfers of loans from the held for investment portfolio during 2015 and 2014.
Purchased Credit-Impaired Loans (Including Covered Loans)
PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $122.3 million and $211.9 million at December 31, 2015 and 2014, respectively. See Note 1 for additional information.

107	2015 Form 10-K

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the CNL acquisition (see Note 2), as of the December 1, 2015 closing date for the acquisition.

(in thousands)

Contractually required principal and interest	$993,940
Contractual cash flows not expected to be collected (non-accretable difference)	(41,545)
Expected cash flows to be collected	952,395
Interest component of expected cash flows (accretable yield)	(126,930)
Fair value of acquired loans	$825,465
The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Balance, beginning of period	$336,208	$223,799
Acquisition	126,930	246,993
Accretion	(105,078)	(74,507)
Net increase (decrease) in expected cash flows	57,119	(60,077)
Balance, end of period	$415,179	$336,208
The net increase (decrease) in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net increase of $57.1 million during 2015 was largely due to an increase in the expected cash flows mostly driven by lower loss expectations for certain PCI loan pools due to reforecasted cash flows during the fourth quarter of 2015. Conversely, the net decrease of $60.1 million during 2014 was largely due to an increase in the expected repayment speeds for certain non-covered PCI loan pools during the second quarter of 2014. Based upon the reforecasted cash flows during the second quarter of 2014, the average expected life of the non-covered PCI loans decreased to 2.2 years from approximately 4 years last forecasted during the second quarter of 2013.
FDIC Loss-Share Receivable
The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $8.3 million and $13.8 million at December 31, 2015 and 2014, respectively. The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $3.3 million, $20.8 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2015:

2015
(in thousands)
Outstanding at beginning of year	$234,278
New loans and advances	8,128
Repayments	(50,840)
Outstanding at end of year	$191,566
All loans to related parties are performing as of December 31, 2015.

108	2015 Form 10-K

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
Commercial and industrial loans.  A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $386.6 million and $345.1 million at December 31, 2015 and 2014, respectively.
Commercial real estate loans.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Loans generally involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets.
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
Residential mortgages.  Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, Florida and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property.
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

109	2015 Form 10-K

through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Additionally, automobile charge-offs will vary based on the strength or weakness of the used vehicle market, original advance rate, when in the life cycle of a loan a default occurs and the condition of the collateral being liquidated. Where permitted by law, and subject to the limitations of the bankruptcy code, deficiency judgments are sought and acted upon to ultimately collect all money owed, even when a default resulted in a loss at collateral liquidation. Valley uses a third party to actively track collision and comprehensive risk insurance required of the borrower on the automobile and this third party provides coverage to Valley in the event of an uninsured collateral loss.
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (including those secured by cash surrender value of life insurance), credit card loans and personal loans. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at December 31, 2015. Unsecured consumer loans totaled approximately $18.8 million and $31.4 million, including $7.1 million and $7.6 million of credit card loans, at December 31, 2015 and 2014, respectively.
Credit Quality
The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2015 and 2014:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2015
Commercial and industrial	$3,920	$524	$213	$10,913	$15,570	$2,140,979	$2,156,549
Commercial real estate:
Commercial real estate	2,684	—	131	24,888	27,703	6,041,829	6,069,532
Construction	1,876	2,799	—	6,163	10,838	596,856	607,694
Total commercial real estate loans	4,560	2,799	131	31,051	38,541	6,638,685	6,677,226
Residential mortgage	6,681	1,626	1,504	17,930	27,741	2,884,338	2,912,079
Consumer loans:
Home equity	1,308	111	—	2,088	3,507	388,302	391,809
Automobile	1,969	491	164	118	2,742	1,236,084	1,238,826
Other consumer	71	24	44	—	139	426,008	426,147
Total consumer loans	3,348	626	208	2,206	6,388	2,050,394	2,056,782
Total	$18,509	$5,575	$2,056	$62,100	$88,240	$13,714,396	$13,802,636

110	2015 Form 10-K

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2014
Commercial and industrial	$1,630	$1,102	$226	$8,467	$11,425	$1,948,502	$1,959,927
Commercial real estate:
Commercial real estate	8,938	113	49	22,098	31,198	5,022,544	5,053,742
Construction	448	—	3,988	5,223	9,659	466,435	476,094
Total commercial real estate loans	9,386	113	4,037	27,321	40,857	5,488,979	5,529,836
Residential mortgage	6,200	3,575	1,063	17,760	28,598	2,390,446	2,419,044
Consumer loans:
Home equity	761	282	—	2,022	3,065	397,071	400,136
Automobile	1,902	391	126	90	2,509	1,142,271	1,144,780
Other consumer	319	91	26	97	533	297,856	298,389
Total consumer loans	2,982	764	152	2,209	6,107	1,837,198	1,843,305
Total	$20,198	$5,554	$5,478	$55,757	$86,987	$11,665,125	$11,752,112
If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $3.5 million, $2.2 million, and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $1.3 million, $735 thousand and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

111	2015 Form 10-K

The following table presents the information about impaired loans by loan portfolio class at December 31, 2015 and 2014:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2015
Commercial and industrial	$7,863	$17,851	$25,714	$33,071	$3,439
Commercial real estate:
Commercial real estate	30,113	37,440	67,553	71,263	3,354
Construction	8,847	5,530	14,377	14,387	317
Total commercial real estate loans	38,960	42,970	81,930	85,650	3,671
Residential mortgage	7,842	14,770	22,612	24,528	1,377
Consumer loans:
Home equity	263	1,869	2,132	2,224	295
Total consumer loans	263	1,869	2,132	2,224	295
Total	$54,928	$77,460	$132,388	$145,473	$8,782
December 31, 2014
Commercial and industrial	$6,579	$21,645	$28,224	$33,677	$4,929
Commercial real estate:
Commercial real estate	29,784	44,713	74,497	77,007	5,342
Construction	14,502	2,299	16,801	20,694	160
Total commercial real estate loans	44,286	47,012	91,298	97,701	5,502
Residential mortgage	6,509	15,831	22,340	24,311	1,629
Consumer loans:
Home equity	235	2,911	3,146	3,247	465
Total consumer loans	235	2,911	3,146	3,247	465
Total	$57,609	$87,399	$145,008	$158,936	$12,525
The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$28,451	$893	$30,485	$1,114	$55,814	$1,686
Commercial real estate:
Commercial real estate	77,154	2,380	74,256	2,488	110,447	2,946
Construction	16,399	534	21,515	547	20,752	252
Total commercial real estate loans	93,553	2,914	95,771	3,035	131,199	3,198
Residential mortgage	24,435	728	26,863	812	29,059	996
Consumer loans:
Home equity	3,852	111	2,214	49	1,191	65
Total consumer loans	3,852	111	2,214	49	1,191	65
Total	$150,291	$4,646	$155,333	$5,010	$217,263	$5,945

112	2015 Form 10-K

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
Performing TDRs (not reported as non-accrual loans) totaled $77.6 million and $97.7 million as of December 31, 2015 and 2014, respectively. Non-performing TDRs totaled $21.0 million and $19.4 million as of December 31, 2015 and 2014, respectively.
The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2015 and 2014. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2015 and 2014, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
December 31, 2015
Commercial and industrial	17	$8,409	$6,793
Commercial real estate:
Commercial real estate	5	6,768	6,709
Construction	2	646	1,391
Total commercial real estate	7	7,414	8,100
Residential mortgage	7	2,659	2,603
Consumer	2	1,111	1,095
Total	33	$19,593	$18,591
December 31, 2014
Commercial and industrial	12	$12,057	$10,793
Commercial real estate:
Commercial real estate	12	17,817	13,967
Construction	4	6,339	4,731
Total commercial real estate	16	24,156	18,698
Residential mortgage	9	5,662	5,348
Consumer	5	2,051	2,234
Total	42	$43,926	$37,073

The total TDRs presented in the table above had allocated specific reserves for loan losses that totaled $1.4 million and $3.6 million at December 31, 2015 and 2014, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. Partial loan charge-offs related to loans modified as TDRs presented in the table above totaled $320 thousand and $861 thousand during 2015 and 2014, respectively. Additionally, two commercial loans totaling $6.1 million with one borrower that were modified as TDRs during 2014 were fully charged-off during 2014. There were no full charge-offs resulting from loans modified as TDRs during 2015.

113	2015 Form 10-K

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) consisted of four loans totaling $505 thousand at December 31, 2015.
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

The following table presents the risk category of loans by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2015 and 2014.

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2015
Commercial and industrial	$2,049,752	$68,243	$36,254	$2,300	$2,156,549
Commercial real estate	5,893,354	79,279	96,899	—	6,069,532
Construction	596,530	1,102	10,062	—	607,694
Total	$8,539,636	$148,624	$143,215	$2,300	$8,833,775
December 31, 2014
Commercial and industrial	$1,865,472	$50,453	$44,002	$—	$1,959,927
Commercial real estate	4,903,185	40,232	110,325	—	5,053,742
Construction	455,145	1,923	16,482	2,544	476,094
Total	$7,223,802	$92,608	$170,809	$2,544	$7,489,763

114	2015 Form 10-K

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2015 and 2014:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2015
Residential mortgage	$2,894,149	$17,930	$2,912,079
Home equity	389,721	2,088	391,809
Automobile	1,238,708	118	1,238,826
Other consumer	426,147	—	426,147
Total	$4,948,725	$20,136	$4,968,861
December 31, 2014
Residential mortgage	$2,401,284	$17,760	$2,419,044
Home equity	398,114	2,022	400,136
Automobile	1,144,690	90	1,144,780
Other consumer	298,292	97	298,389
Total	$4,242,380	$19,969	$4,262,349

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2015 and 2014:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2015
Commercial and industrial	$373,665	$10,277	$383,942
Commercial real estate	1,342,030	13,074	1,355,104
Construction	141,547	5,706	147,253
Residential mortgage	214,713	3,749	218,462
Consumer	129,891	5,819	135,710
Total	$2,201,846	$38,625	$2,240,471
December 31, 2014
Commercial and industrial	$272,027	$19,157	$291,184
Commercial real estate	1,091,784	15,355	1,107,139
Construction	52,802	4,238	57,040
Residential mortgage	153,789	3,539	157,328
Consumer	103,686	5,424	109,110
Total	$1,674,088	$47,713	$1,721,801

115	2015 Form 10-K

ALLOWANCE FOR CREDIT LOSSES (Note 6)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition.
The following table summarizes the allowance for credit losses at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$106,178	$102,353
Allowance for unfunded letters of credit	2,189	1,934
Total allowance for credit losses	$108,367	$104,287
The following table summarizes the provision for credit losses for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$7,846	$3,445	$14,895
Provision for unfunded letters of credit	255	(1,561)	1,200
Total provision for credit losses	$8,101	$1,884	$16,095
The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2015
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off (1)	(7,928)	(2,790)	(813)	(3,441)	—	(14,972)
Charged-off loans recovered (2)	7,233	1,759	421	1,538	—	10,951
Net charge-offs	(695)	(1,031)	(392)	(1,903)	—	(4,021)
Provision for loan losses	5,786	6,197	(76)	1,504	(5,565)	7,846
Ending balance	$48,767	$48,006	$4,625	$4,780	$—	$106,178
December 31, 2014
Allowance for loan losses:
Beginning balance	$51,551	$42,343	$7,786	$4,359	$7,578	$113,617
Loans charged-off (1)(3)	(12,722)	(9,470)	(1,004)	(3,702)	—	(26,898)
Charged-off loans recovered (2)	6,874	3,110	248	1,957	—	12,189
Net charge-offs	(5,848)	(6,360)	(756)	(1,745)	—	(14,709)
Provision for loan losses	(2,027)	6,857	(1,937)	2,565	(2,013)	3,445
Ending balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353

(1)
Includes covered loans charge-offs totaling $200 thousand and $1.5 million during 2015 and 2014, respectively, primarily in the commercial and industrial loan and commercial real estate loan portfolios, respectively.

(2)	Includes covered loan recoveries totaling $462 thousand during 2014. There were no covered loan recoveries during 2015.

(3)
The commercial and industrial loan and commercial real estate loan categories included $4.8 million and $4.0 million of charge-offs, respectively, related to the valuation of non-performing loans transferred to loans held for sale during 2014.

116	2015 Form 10-K

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2015 and 2014. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$3,439	$3,671	$1,377	$295	$—	$8,782
Collectively evaluated for impairment	45,328	44,335	3,248	4,485	—	97,396
Total	$48,767	$48,006	$4,625	$4,780	$—	$106,178
Loans:
Individually evaluated for impairment	$25,714	$81,930	$22,612	$2,132	$—	$132,388
Collectively evaluated for impairment	2,130,835	6,595,296	2,889,467	2,054,650	—	13,670,248
Loans acquired with discounts related to credit quality	383,942	1,502,357	218,462	135,710	—	2,240,471
Total	$2,540,491	$8,179,583	$3,130,541	$2,192,492	$—	$16,043,107
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,929	$5,502	$1,629	$465	$—	$12,525
Collectively evaluated for impairment	38,577	37,338	3,434	4,714	5,565	89,628
Loans acquired with discounts related to credit quality	170	—	30	—	—	200
Total	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans:
Individually evaluated for impairment	$28,224	$91,298	$22,340	$3,146	$—	$145,008
Collectively evaluated for impairment	1,931,703	5,438,538	2,396,704	1,840,159	—	11,607,104
Loans acquired with discounts related to credit quality	291,184	1,164,179	157,328	109,110	—	1,721,801
Total	$2,251,111	$6,694,015	$2,576,372	$1,952,415	$—	$13,473,913

During the fourth quarter of 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses, including both changes to look-back periods for certain portfolios, as well as enhancements to its qualitative factor framework. The enhancements were meant to increase the level of precision in the allowance for credit losses. As a result, Valley will no longer have an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolio segment (reported in the table above) at December 31, 2015. As such, the unallocated allowance has in essence been reallocated to the applicable portfolios based on the risks and uncertainties it was meant to capture. See Note 1 to the consolidated financial statements for additional information regarding our allowance for loan losses.

117	2015 Form 10-K

PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2015 and 2014, premises and equipment, net consisted of:

	2015	2014
	(in thousands)
Land	$80,519	$73,734
Buildings	211,923	199,960
Leasehold improvements	70,314	74,965
Furniture and equipment	224,340	210,455
	587,096	559,114
Accumulated depreciation and amortization	(288,153)	(276,117)
Total premises and equipment, net	$298,943	$282,997
Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2015, 2014 and 2013 was approximately $21.1 million, $19.5 million, and $19.7 million, respectively.
During the fourth quarter of 2014, we sold a branch located in Manhattan for a pre-tax gain of approximately $17.8 million and entered into a long-term lease with an unrelated third party for a new location.
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2013	$20,517	$128,451	$174,763	$104,503	$428,234
Goodwill from business combinations	—	40,471	78,137	29,050	147,658
Balance at December 31, 2014	$20,517	$168,922	$252,900	$133,553	$575,892
Goodwill from business combinations	—	30,197	61,360	18,890	110,447
Balance at December 31, 2015	$20,517	$199,119	$314,260	$152,443	$686,339

*	Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
During 2015, goodwill from business combinations, in the table above, primarily related to the acquisition of CNL (see Note 2 for further details). It also includes immaterial combined adjustments related to estimated fair values of the acquired PCI loans, core deposit intangibles and deferred tax assets from 1st United as of the November 1, 2014 acquisition date. Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. There was no impairment of goodwill during the years ended December 31, 2015, 2014 and 2013.

118	2015 Form 10-K

The following tables summarize other intangible assets as of December 31, 2015 and 2014:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2015
Loan servicing rights	$75,932	$(59,251)	$(289)	$16,392
Core deposits	62,714	(31,934)	—	30,780
Other	4,374	(2,664)	—	1,710
Total other intangible assets	$143,020	$(93,849)	$(289)	$48,882
December 31, 2014
Loan servicing rights	$72,154	$(51,708)	$(592)	$19,854
Core deposits	46,694	(29,916)	—	16,778
Other	4,591	(2,448)	—	2,143
Total other intangible assets	$123,439	$(84,072)	$(592)	$38,775
Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 20 years. In 2015, Valley recorded $19.3 million in core deposit intangibles resulting from the CNL acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2015, 2014 and 2013.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Loan servicing rights
Balance at beginning of year	$20,446	$26,068	$19,984
Origination of loan servicing rights	1,696	1,065	13,265
Amortization expense	(5,461)	(6,687)	(7,181)
Balance at end of year	$16,681	$20,446	$26,068
Valuation allowance
Balance at beginning of year	$(592)	$(504)	$(3,046)
Impairment adjustment	303	(88)	2,542
Balance at end of year	$(289)	$(592)	$(504)
Balance at end of year, net of valuation allowance	$16,392	$19,854	$25,564
Loan servicing rights are accounted for using the amortization method (see Note 1 for more details).
The Bank is a servicer of residential mortgage and SBA loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $2.1 billion, $2.3 billion and $2.5 billion at December 31, 2015, 2014 and 2013, respectively. The SBA loans serviced by the Bank for third-party investors totaled $32.3 million, $26.9 million and $28.4 million at December 31, 2015, 2014 and 2013, respectively. The outstanding balance of all loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including recoveries and net impairment charges on loan servicing rights (reflected in the table above), of $9.2 million, $9.9 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

119	2015 Form 10-K

The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2016	$4,442	$5,845	$233
2017	3,502	5,024	220
2018	2,687	4,379	193
2019	1,988	3,816	181
2020	1,483	3,253	170
DEPOSITS (Note 9)
Included in time deposits at December 31, 2015 and 2014 are certificates of deposit over $100 thousand of $1.7 billion and $1.4 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $4.0 million, $5.9 million, and $7.9 million in 2015, 2014 and 2013, respectively.

The scheduled maturities of time deposits as of December 31, 2015 are as follows:

Year	Amount
(in thousands)
2016	$1,792,981
2017	883,999
2018	92,950
2019	81,749
2020	141,792
Thereafter	164,433
Total time deposits	$3,157,904
Deposits from certain directors, executive officers and their affiliates totaled $57.3 million and $57.7 million at December 31, 2015 and 2014, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Securities sold under agreements to repurchase	$500,991	$146,781
Federal funds purchased	50,000	—
FHLB advances	526,000	—
Total short-term borrowings	$1,076,991	$146,781
The weighted average interest rate for short-term borrowings was 0.69 percent and 0.28 percent at December 31, 2015 and 2014, respectively.

120	2015 Form 10-K

Long-Term Borrowings
Long-term borrowings at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
FHLB advances	$1,272,591	$1,832,166
Securities sold under agreements to repurchase	307,500	462,500
Subordinated debt, net *	230,573	229,944
Other	64	434
Total long-term borrowings	$1,810,728	$2,525,044

*	Subordinated debt is presented net of debt issuance costs totaling $2.2 million and $1.4 million at December 31, 2015 and 2014, respectively.
In the fourth quarter of 2015, Valley prepaid $625 million and $220 million of the long-term FHLB advances and securities sold under agreements to repurchase, respectively. These prepaid borrowings had contractual amounts of $795 million and $50 million maturing in 2017 and 2018, respectively, and had a combined weighted average interest rate of 3.72 percent. The debt extinguishment resulted in a loss, consisting of prepayment penalties, totaling approximately $51.1 million for the year ended December 31, 2015.
In December 2014, Valley prepaid $150 million and $125 million of the long-term FHLB advances and securities sold under agreements to repurchase, respectively. These borrowings had a combined weighted average interest rate of 4.52 percent and contractual maturity dates in November 2015. The debt extinguishment resulted in a loss, consisting of prepayment penalties, totaling approximately $10.1 million for the year ended December 31, 2014.
FHLB Advances. The long-term FHLB advances had a weighted average interest rate of 3.96 percent and 3.83 percent at December 31, 2015 and 2014, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. The pledged assets to the FHLB also collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits held at the Bank. Interest expense recorded on FHLB advances totaled $67.2 million, $78.2 million, and $78.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The long-term FHLB advances at December 31, 2015 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2016	$184,636
2017	97,960
2018	354,995
Thereafter	635,000
Total long-term FHLB advances	$1,272,591
Valley has no FHLB advances maturing in the years 2019 and 2020. The FHLB advances with scheduled repayments in years after 2016, reported in the table above, include $225 million in advances which are callable for early redemption by the FHLB during 2016 with interest rates ranging from 2.27 percent to 4.18 percent.
Long-term borrowings for securities sold under agreements to repurchase (long-term repos). The long-term repos had a weighted average interest rate of 3.35 percent and 3.97 percent at December 31, 2015 and 2014, respectively. Interest expense recorded on the long-term repos totaled $17.1 million, $24.2 million, and $24.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

121	2015 Form 10-K

The long-term repos at December 31, 2015 are scheduled for repayment as follows:

Year	Amount
(in thousands)
2016	$92,500
2017	65,000
2018	100,000
Thereafter	50,000
Total long-term securities sold under agreements to repurchase	$307,500
Valley has no long-term repo maturing in the years 2019 and 2020.
Subordinated Debt. In June 2015, the Bank issued $100.0 million of 4.55 percent subordinated debentures (notes) due July 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. This subordinated note issuance was intended to replace our $100 million of 5 percent subordinated notes which matured and were repaid in July 2015. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year.
In September 2013, Valley issued $125.0 million of its 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes (see Note 15 to the consolidated financial statements for further details on this derivative transaction). The hedged subordinated notes had a net carrying value of $130.6 million and $131.3 million at December 31, 2015 and 2014, respectively. Total interest expense on subordinated notes (including the changes in interest expense related to the interest rate swap) totaled $8.7 million, $8.5 million and $5.9 million at December 31, 2015, 2014 and 2013, respectively.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.4 billion and $1.3 billion at December 31, 2015 and 2014, respectively.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 11)
Valley acquired GCB Capital Trust III, State Bancorp Capital Trust I, and State Bancorp Capital Trust II in past bank acquisitions. These statutory trusts were established for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures issued by the acquired bank, and now assumed by Valley. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley does not consolidate its capital trusts based on U.S. GAAP but wholly owns all of the common securities of each trust.

122	2015 Form 10-K

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2015:

	December 31, 2015
	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$24,846	$8,624	$7,944
Contractual principal balance	$24,743	$10,310	$10,310
Annual interest rate (2)	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009
Trust Preferred Securities:
Face value	$24,000	$10,000	$10,000
Annual distribution rate (2)	6.96%	3-month LIBOR + 3.45%	3-month LIBOR + 2.85%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003
Distribution dates (3)	Quarterly	Quarterly	Quarterly

(1)
The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $103 thousand, and the carrying values for State Bancorp Capital Trust I and State Bancorp Capital Trust II include purchase accounting discounts of $1.7 million and $2.4 million, respectively.

(2)
Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate for all of the junior subordinated debentures and related trust preferred securities excludes the effect of the purchase accounting adjustments.

(3)	All cash distributions are cumulative.
The junior subordinated debentures issued to GCB Capital Trust III, State Bancorp Capital Trust I and State Bancorp Capital Trust II had total carrying values of $24.9 million, $8.5 million and $7.8 million, respectively, and total contractual principal balances of $24.7 million, $10.3 million and $10.3 million, respectively, at December 31, 2014. The trust preferred securities issued by GCB Capital Trust III, and State Bancorp Capital Trust I and State Bancorp Capital Trust II had total face values of $24.0 million, $10.0 million and $10.0 million, respectively, at December 31, 2014.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon redemption on the date no earlier than the call dates noted in the table above. The trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by Valley of the trusts’ obligations under the trust preferred securities issued. Under the junior subordinated debenture agreements, Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity dates in the table above. Currently, Valley has no intention to exercise its right to defer interest payments on the debentures.
The trust preferred securities are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at December 31, 2015. However, based upon the new final regulatory guidance, our Tier 1 capital treatment of the trust preferred securities issued by our capital trusts was 75 percent disallowed as of January 1, 2015 and will be fully phased out of Tier 1 capital on January 1, 2016.
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

123	2015 Form 10-K

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

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$176,339	$145,034
Interest cost	6,889	6,897
Actuarial (gain) loss	(17,177)	28,749
Benefits paid	(8,390)	(4,341)
Projected benefit obligation at end of year	$157,661	$176,339
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$194,646	$184,910
Actual return on plan assets	2,875	13,813
Employer contributions	283	264
Benefits paid	(8,390)	(4,341)
Fair value of plan assets at end of year*	$189,414	$194,646

Funded status of the plan	$31,753	$18,307
Asset recognized	31,753	18,307
Accumulated benefit obligation	157,661	176,339

*    Includes accrued interest receivable of $607 thousand and $652 thousand as of December 31, 2015 and 2014, respectively.
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $290 thousand of the net actuarial loss reported in the following table as of December 31, 2015 as a component of net periodic pension expense during 2016.

	2015	2014
	(in thousands)
Net actuarial loss	$36,271	$43,091
Deferred tax benefit	(15,118)	(18,031)
Total	$21,153	$25,060

124	2015 Form 10-K

The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2015	2014
	(in thousands)
Projected benefit obligation	$17,411	$18,118
Accumulated benefit obligation	17,411	18,118
Fair value of plan assets	—	—
In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans were 4.33 percent and 4.02 percent as of December 31, 2015 and 2014, respectively.
The net periodic pension income and expense for the qualified and non-qualified plans included the following components for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Service cost	$—	$—	$7,104
Interest cost	6,889	6,897	6,645
Expected return on plan assets	(14,023)	(12,967)	(12,015)
Amortization of prior service cost	—	—	898
Amortization of net loss	790	226	1,970
Recognized loss due to curtailment	—	—	750
Total net periodic pension (income) expense	$(6,344)	$(5,844)	$5,352
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Net (gain) loss	$(6,030)	$27,902
Amortization of actuarial loss	(790)	(226)
Total recognized in other comprehensive income	$(6,820)	$27,676
Total recognized in net periodic pension (income) expense and other comprehensive loss (before tax)	$(13,163)	$21,833
The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2016	$6,447
2017	6,818
2018	7,181
2019	7,654
2020	7,964
2021 to 2025	43,909
The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Discount rate*	4.02%	4.89%	4.26/4.87%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	2.75%

125	2015 Form 10-K

*	The discount rate for 2013 increased from 4.26 percent to 4.87 percent due to the plans’ freeze and re-measurement at June 30, 2013.
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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	41%	$76,578	$76,578	$—	$—
Corporate bonds	22	41,786	—	41,786	—
Mutual funds	19	36,052	36,052	—	—
U.S. Treasury securities	12	22,130	22,130	—	—
Cash and money market funds	6	11,913	11,913	—	—
U.S. government agency securities	*	348	—	348	—
Total investments	100%	$188,807	$146,673	$42,134	$—

126	2015 Form 10-K

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	41%	$80,174	$80,174	$—	$—
Corporate bonds	22	42,750	—	42,750	—
Mutual funds	18	35,709	35,709	—	—
U.S. Treasury securities	11	21,604	21,604	—	—
Cash and money market funds	7	12,895	12,895	—	—
U.S. government agency securities	1	862	—	862	—
Total investments	100%	$193,994	$150,382	$43,612	$—

*	Represents less than one percent of total investments.
Equity securities, U.S. Treasury securities and cash and money market funds are valued at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). Mutual funds are measured at their respective net asset values, which represents fair values of the securities held in the funds based on exchange quoted prices available in active markets (Level 1 inputs).
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
Other Non-Qualified Plans
Valley maintains other non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2015 and 2014, the remaining obligations under these plans were $3.4 million and $4.1 million, respectively, of which $1.6 million and $2.1 million, respectively, were funded by Valley. As of December 31, 2015 and 2014, the entire obligations were included in other liabilities and $1.0 million (net of a $748 thousand tax benefit) and $1.2 million (net of a $882 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.0 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $9.0 million, $6.8 million and $6.0 million during 2015, 2014 and 2013, respectively.
Savings and Investment Plan
Valley National Bank maintains a KSOP, which is defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s

127	2015 Form 10-K

investment elections. The Bank recorded $7.1 million, $6.0 million and $2.6 million in expense for contributions to the plan for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Under the Employee Stock Incentive Plan, as amended, Valley may award shares to its employees for up to 7.4 million shares of common stock in the form of stock appreciation rights, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units (RSUs). As of December 31, 2015, 2.2 million shares of common stock were available for issuance under the Employee Stock Incentive Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based restricted stock and RSUs with a market condition. The grant date fair value of performance-based awards that vest based on a market condition is determined by a third party specialist using a Monte Carlo valuation model. The maximum term to exercise an incentive stock option is ten years from the date of grant and is subject to a vesting schedule.
Valley recorded total stock-based compensation expense, primarily for restricted stock awards, totaling $8.8 million, $7.5 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The stock-based compensation expense for 2015, 2014 and 2013 included $2.6 million, $3.9 million and $2.7 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2015, the unrecognized amortization expense for all stock-based compensation totaled approximately $17.1 million and will be recognized over an average remaining vesting period of approximately 3 years.
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the Employee Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2015, 2014 and 2013:

	Restricted Stock Awards Outstanding
	2015	2014	2013
Outstanding at beginning of year	2,574,616	1,709,312	1,492,060
Granted	886,427	1,488,960	479,541
Vested	(559,958)	(524,663)	(217,305)
Forfeited	(145,947)	(98,993)	(44,984)
Outstanding at end of year	2,755,138	2,574,616	1,709,312

The restricted stock awards granted in 2015 have vesting periods ranging from three to six years. The average grant date fair value of restricted stock awarded during the year ended December 31, 2015 was $10.09 per share. Included in the restricted shares granted (in the table above) during 2014, 240 thousand shares were performance-based awards made to certain executive officers. The performance-based awards vest based on the same performance measures for the RSU grants discussed further below. A portion of the performance-based awards vest after three years based on the cumulative performance of Valley during that time period with an opportunity for earlier vesting of a portion of the shares based on growth in tangible book value performance as

128	2015 Form 10-K

specified in the agreement. During 2015, 50 thousand shares of the performance-based restricted stock awards vested, while the remaining awards were unvested and outstanding as of December 31, 2015.
Restricted Stock Units. For the first time, Valley granted 313 thousand shares of performance-based RSUs to certain executive officers in 2015. The RSUs vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs was $8.98 per share. Compensation costs related to RSUs totaled $2.3 million, and were included in total stock-based compensation expense for the year ended December 31, 2015.
Stock Options.  The fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The fair values are estimated using assumptions for dividend yield based on the annual dividend rate; the stock volatility, based on Valley’s historical and implied stock price volatility; the risk free interest rates, based on the U.S. Treasury constant maturity bonds, in effect on the actual grant dates, with a remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience.
The following table summarizes stock options activity as of December 31, 2015, 2014 and 2013 and changes during the years ended on those dates:

	2015		2014		2013
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,828,591	$17	2,322,593	$17	2,860,081	$17
Granted	100,000	11	—	—	—	—
Forfeited or expired	(545,226)	18	(494,002)	19	(537,488)	19
Outstanding at end of year	1,383,365	16	1,828,591	17	2,322,593	17
Exercisable at year-end	1,283,365	16	1,828,591	17	2,320,696	17
The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$10-14	148,315	4.8	$12
14-15	453,074	2.2	15
15-17	176,723	0.9	17
17-18	36,496	0.1	17
18-21	468,757	0.9	19
	1,283,365	1.8	16
The aggregate intrinsic value of options outstanding and exercisable was immaterial at December 31, 2015.
Director Restricted Stock Plan. The Director Restricted Stock Plan provides the non-employee members of the Board of Directors with the opportunity to forgo some or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. On January 29, 2014, the Director Restricted Stock Plan was amended to provide that no additional fees may be exchanged for Valley’s restricted stock effective April 1, 2014. The Director Restricted Stock Plan will terminate after the restricted stock remaining under the plan as of April 1, 2014 vests and is delivered, or is forfeited pursuant to such plan.

129	2015 Form 10-K

The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2015, 2014 and 2013:

	Restricted Stock Awards Outstanding
	2015	2014	2013
Outstanding at beginning of year	98,086	121,792	117,147
Granted	—	—	26,828
Vested	(17,969)	(23,706)	(21,963)
Forfeited	—	—	(220)
Outstanding at end of year	80,117	98,086	121,792

INCOME TAXES (Note 13)
Income tax expense for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
	(in thousands)
Current expense (benefit):
Federal	$7,978	$25,156	$13,203
State	(493)	(5,549)	3,447
	7,485	19,607	16,650
Deferred expense:
Federal and State	16,453	11,455	30,329
Total income tax expense	$23,938	$31,062	$46,979
The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$44,382	$42,574
Depreciation	15,661	15,082
Employee benefits	16,104	17,893
Investment securities, including other-than-temporary impairment losses	18,697	15,972
Net operating loss carryforwards	57,722	39,462
Purchase accounting	40,585	31,327
Other	21,310	18,138
Total deferred tax assets	214,461	180,448
Deferred tax liabilities:
Pension plans	18,861	13,081
Other investments	15,720	14,662
Other	21,449	21,127
Total deferred tax liabilities	56,030	48,870
Net deferred tax asset (included in other assets)	$158,431	$131,578
Valley's federal net operating loss carryforwards totaled approximately $86.5 million at December 31, 2015 and expire during the period from 2029 through 2034 and state net operating loss carryforwards totaled approximately $733.5 million at December 31, 2015 and expire during the period from 2016 through 2034.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

130	2015 Form 10-K

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(in thousands)
Federal income tax at expected statutory rate	$44,413	$51,532	$62,629
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(4,864)	(4,406)	(4,876)
Bank owned life insurance	(2,385)	(2,237)	(2,087)
State income tax expense, net of federal tax effect	15,274	12,866	9,904
Tax credits from securities and other investments	(28,988)	(20,555)	(17,408)
Reduction in reserve for uncertainties	—	(6,971)	(1,821)
Other, net	488	833	638
Income tax expense	$23,938	$31,062	$46,979
A reconciliation of Valley’s gross unrecognized tax benefits for 2015, 2014 and 2013 are presented in the table below:

	2015	2014	2013
	(in thousands)
Beginning balance	$18,647	$30,713	$31,052
Additions based on tax positions related to prior years	1,245	1,408	1,482
Settlements with taxing authorities	—	(9,050)	(1,216)
Reductions due to expiration of statute of limitations	—	(4,424)	(605)
Ending balance	$19,892	$18,647	$30,713
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $19.9 million within the next twelve months.
Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $5.2 million and $4.5 million of interest associated with Valley’s uncertain tax positions at December 31, 2015 and 2014, respectively.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Valley is under examination by the IRS and also currently under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next twelve months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2015.
TAX CREDIT INVESTMENTS (Note 14)

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

131	2015 Form 10-K

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$32,094	$36,009
Other tax credit investments, net	70,681	66,023
Total tax credit investments, net	$102,775	$102,032
Other Liabilities:
Unfunded affordable housing tax credit commitments	$7,330	$8,800
Unfunded other tax credit commitments	12,545	418
Total unfunded tax credit commitments	$19,875	$9,218

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$4,709	$5,296	$4,722
Other tax credit investment credits and tax benefits	23,877	14,357	12,285
Total reduction in income tax expense	$28,586	$19,653	$17,007
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$2,594	$3,184	$1,755
Affordable housing tax credit investment impairment losses	1,321	3,211	913
Other tax credit investment losses	1,079	2,359	1,630
Other tax credit investment impairment losses	22,318	15,442	10,054
Total amortization of tax credit investments recorded in non-interest expense	$27,312	$24,196	$14,352

COMMITMENTS AND CONTINGENCIES (Note 15)
Lease Commitments
Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

		Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2016	$28,255	$2,534	$25,721
2017	27,051	2,527	24,524
2018	26,455	1,972	24,483
2019	25,851	1,799	24,052
2020	25,311	1,396	23,915
Thereafter	292,933	8,458	284,475
Total lease commitments	$425,856	$18,686	$407,170

132	2015 Form 10-K

Net occupancy expense for years ended December 31, 2015, 2014, and 2013 included net rental expense of approximately $31.7 million, $21.2 million, and $19.9 million, respectively, net of rental income of $3.8 million, $3.1 million, and $3.3 million, respectively, for leased bank facilities.
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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Commitments under commercial loans and lines of credit	$2,554,146	$2,290,048
Home equity and other revolving lines of credit	822,506	749,716
Outstanding commercial mortgage loan commitments	724,236	429,474
Standby letters of credit	198,253	194,562
Outstanding residential mortgage loan commitments	54,293	79,849
Commitments under unused lines of credit—credit card	50,532	54,128
Commercial letters of credit	4,249	5,618
Commitments to sell loans	41,860	27,932
Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York, Florida and Pennsylvania.
Standby letters of credit represent the guarantee by the Bank of the obligations or performance of the bank customer in the event of the default of payment or nonperformance to a third party beneficiary.
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
Derivative Instruments and Hedging Activities
Valley is exposed to certain risks arising from both its business operations and economic conditions. Valley principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. Valley manages economic risks, including interest rate and liquidity risks, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Valley’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Valley’s known or expected cash receipts and its known or expected cash payments related to assets and liabilities as outlined below.

133	2015 Form 10-K

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
At December 31, 2015, Valley had the following cash flow hedge derivatives:

•
Four interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. Two of the four swaps, totaling $200 million, expire in October 2016 and require Valley to pay fixed-rate amounts at approximately 4.73 percent, in exchange for the receipt of variable-rate payments at the prime rate. The other two swaps totaling $100 million require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate and expire in July 2017.

•
One interest rate cap with a total notional amount of $125 million with a strike rate of 7.44 percent and a maturity date of September 27, 2023 used to hedge the total change in cash flows associated with prime-rate indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate.

•
Three forward starting interest rate swaps with a total notional amount of $300 million to hedge the changes in cash flows associated with certain brokered money market deposits. Starting in November 2015, the interest rate swaps required Valley to pay fixed-rate amounts ranging from approximately 2.57 percent to 2.97 percent, in exchange for the receipt of variable-rate payments at the three-month LIBOR rate. The three swaps have expiration dates ranging from November 2018 to November 2020.

•
Four forward starting interest rate swaps with a total notional amount of $182 million to hedge the changes in cash flows associated with borrowed funds. Starting in March and April 2016, the interest rate swaps required Valley to pay fixed-rate amounts ranging from approximately 2.51 percent to 2.88 percent, in exchange for the receipt of variable-rate payments at the three-month LIBOR rate. The four swaps have expiration dates ranging from March 2019 to September 2020.

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
At December 31, 2015, Valley had the following fair value hedge derivatives:

•	One interest rate swap with a notional amount of approximately $8.2 million used to hedge the change in the fair value of a commercial loan.

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

134	2015 Form 10-K

During the second quarter of 2014, Valley issued $25 million of market linked certificates of deposit through a broker dealer. The rate paid on these hybrid instruments is based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. This type of instrument is referred to as a "steepener" since it derives its value from the slope of the CMS curve. Valley has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract. Valley entered into a swap (with a total notional amount of $25 million) almost simultaneously with the deposit issuance where the receive rate on the swap mirrors the pay rate on the brokered deposits. The bifurcated derivative and the stand alone swap are both marked to market through other non-interest expense. Although these instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and, therefore, provide an effective economic hedge.
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
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2015			December 31, 2014
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$1,284	$24,823	$907,000	$2,229	$19,302	$1,007,000
Fair value hedge interest rate swaps	7,658	1,306	133,209	6,257	1,482	133,406
Total derivatives designated as hedging instruments	$8,942	$26,129	$1,040,209	$8,486	$20,784	$1,140,406
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$24,628	$24,623	$654,134	$12,464	$12,455	$378,849
Mortgage banking derivatives	204	92	73,438	37	91	40,857
Total derivatives not designated as hedging instruments	$24,832	$24,715	$727,572	$12,501	$12,546	$419,706

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2015	2014	2013
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(7,075)	$(6,663)	$(6,898)
Amount of (loss) gain recognized in other comprehensive income	(12,360)	(20,910)	4,255
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2015, 2014 and 2013. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $17.6 million and $14.5 million at December 31, 2015 and 2014, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $11.8 million will be reclassified as an increase to interest expense in 2016.

135	2015 Form 10-K

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2015	2014	2013
	(in thousands)
Derivative—interest rate swaps:
Interest income	$176	$(13)	$728
Interest expense	1,400	9,380	(3,774)
Hedged item—loans, deposits and long-term borrowings:
Interest income	$(176)	$13	$(728)
Interest expense	(1,473)	(9,449)	3,805
During the years ended December 31, 2015, 2014 and 2013, the amounts recognized in non-interest expense related to the ineffectiveness of fair value hedges were immaterial. Valley also recognized a net reduction to interest expense of $100 thousand and $584 thousand for the years ended December 31, 2014 and 2013, respectively, related to Valley’s fair value hedges on brokered time deposits, which includes net settlements on the derivatives. The fair value hedges on brokered time deposits expired in March 2014.
Net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2015	2014	2013
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$158	$(214)	$128
Collateral Requirements and Credit Risk Related Contingency Features.  By using derivatives, Valley is exposed to credit risk if counterparties to the derivative contracts do not perform as expected. Management attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral where appropriate. Credit risk exposure associated with derivative contracts is managed at Valley in conjunction with Valley’s consolidated counterparty risk management process. Valley’s counterparties and the risk limits monitored by management are periodically reviewed and approved by the Board of Directors.

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2015, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $36.0 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At December 31, 2015, Valley had $53.0 million in collateral posted with its counterparties.
Litigation
In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations, and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims.

136	2015 Form 10-K

BALANCE SHEET OFFSETTING (Note 16)
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2015 and 2014.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
December 31, 2015
Assets:
Interest rate caps and swaps	$33,570	$—	$33,570	$(8,942)	$—		$24,628
Liabilities:
Interest rate caps and swaps	$50,752	$—	$50,752	$(8,942)	$(41,810)		$—
Repurchase agreements	475,000	—	475,000	—	(475,000)	*	—
Total	$525,752	$—	$525,752	$(8,942)	$(516,810)		$—
December 31, 2014
Assets:
Interest rate caps and swaps	$20,950	$—	$20,950	$(8,504)	$—		$12,446
Liabilities:
Interest rate caps and swaps	$33,239	$—	$33,239	$(8,504)	$(24,735)		$—
Repurchase agreements	395,000	—	395,000	—	(395,000)	*	—
Total	$428,239	$—	$428,239	$(8,504)	$(419,735)		$—

*    Represents fair value of non-cash pledged investment securities.
REGULATORY AND CAPITAL REQUIREMENTS (Note 17)
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
Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2015 and 2014, Valley exceeded all capital adequacy requirements to which it was subject (see tables below).
On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for Valley. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's

137	2015 Form 10-K

requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by Valley and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2015 and 2014, respectively:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2015*
Total Risk-based Capital
Valley	$1,910,304	12.0%	$1,271,171	8.0%	N/A	N/A
Valley National Bank	1,826,420	11.5	1,266,942	8.0	$1,583,677	10.0%
Common Equity Tier 1 Capital
Valley	1,431,973	9.0	715,034	4.5	N/A	N/A
Valley National Bank	1,618,053	10.2	712,655	4.5	1,029,390	6.5
Tier 1 Risk-based Capital
Valley	1,543,937	9.7	953,378	6.0	N/A	N/A
Valley National Bank	1,618,053	10.2	950,206	6.0	1,266,942	8.0
Tier 1 Leverage Capital
Valley	1,543,937	7.9	781,388	4.0	N/A	N/A
Valley National Bank	1,618,053	8.3	780,831	4.0	976,039	5.0

As of December 31, 2014
Total Risk-based Capital
Valley	$1,547,753	11.4%	$1,084,479	8.0%	N/A	N/A
Valley National Bank	1,481,184	10.9	1,083,516	8.0	$1,354,395	10.0%
Tier 1 Risk-based Capital
Valley	1,318,466	9.7	542,240	4.0	N/A	N/A
Valley National Bank	1,376,897	10.2	541,758	4.0	813,637	6.0
Tier 1 Leverage Capital
Valley	1,318,466	7.5	707,082	4.0	N/A	N/A
Valley National Bank	1,376,897	7.8	706,992	4.0	883,740	5.0
_______
* December 31, 2015 capital positions and ratios were calculated under Basel III rules which became effective January 1, 2015.

138	2015 Form 10-K

COMMON AND PREFERRED STOCK (Note 18)
Common Stock
Dividend Reinvestment Plan.  Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (DRIP). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2015, 2014 and 2013, 713 thousand, 499 thousand, and 775 thousand of common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $7.0 million, $5.0 million and $7.6 million, respectively.
Common Stock Warrants.  On January 1, 2012, Valley assumed in the acquisition of State Bancorp, Inc. a warrant issued (in connection with State Bancorp's redeemed preferred stock issuance) to the U.S. Treasury in December 2008. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. During May 2015, the U.S. Treasury sold the warrant shares individually through a public action, in which Valley did not receive any of the proceeds. All of the warrants, which will expire on December 5, 2018, remained outstanding and unexercised at December 31, 2015.
In connection with the issuance of senior preferred shares in 2008 under the TARP program, Valley issued to the U.S. Treasury a ten-year warrant to purchase up to approximately $2.5 million of Valley common shares. During 2010, the U.S. Treasury sold the warrant shares individually through a public auction, in which Valley did not receive any of the proceeds. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Each warrant entitles the holder to purchase approximately 1.103 Valley common shares at $16.12 per share and is exercisable through the expiration date of November 14, 2018.
In July 2008, Valley issued approximately 918 thousand warrants as part of the purchase price for the acquisition of Greater Community Bancorp. All of these warrants expired unexercised on June 30, 2015, and are no longer outstanding.
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to $4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2015, 2014 and 2013.
Other Stock Repurchases. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards, including vested stock options exchanged for Valley common stock in the CNL acquisition. During the years ended December 31, 2015, 2014 and 2013, Valley purchased approximately 387 thousand, 174 thousand and 78 thousand shares, respectively, of its outstanding common stock at an average price of $9.95, $9.96 and $9.91, respectively, for such purpose.
Preferred Stock
On June 19, 2015, Valley issued 4.6 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original issue date to, but excluding, June 30, 2025, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.85 percent. The net proceeds from the preferred stock offering totaled approximately $111.6 million. The preferred stock is included in Valley's Tier 1 capital and total risk-based capital at December 31, 2015.

139	2015 Form 10-K

OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains and losses on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for the unfunded portion of various employee, officer and director pension plans.

	2015			2014			2013
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale (AFS) securities
Net (losses) gains arising during the period	$(3,458)	$1,458	$(2,000)	$33,329	$(13,931)	$19,398	$(22,679)	$9,440	$(13,239)
Less reclassification adjustment for net gains included in net income	(2,487)	1,041	(1,446)	(745)	312	(433)	(14,678)	6,156	(8,522)
Net change	(5,945)	2,499	(3,446)	32,584	(13,619)	18,965	(37,357)	15,596	(21,761)
Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	(416)	175	(241)	2,299	(965)	1,334	6,266	(2,629)	3,637
Less reclassification adjustment for credit impairment losses included in net income	(728)	304	(424)	(661)	278	(383)	(461)	193	(268)
Net change	(1,144)	479	(665)	1,638	(687)	951	5,805	(2,436)	3,369
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(12,360)	5,121	(7,239)	(20,910)	8,763	(12,147)	4,255	(1,855)	2,400
Less reclassification adjustment for net losses included in net income	7,075	(2,948)	4,127	6,663	(2,777)	3,886	6,898	(2,893)	4,005
Net change	(5,285)	2,173	(3,112)	(14,247)	5,986	(8,261)	11,153	(4,748)	6,405
Defined benefit pension plan
Net gains (losses) arising during the period	6,030	(2,586)	3,444	(27,902)	11,695	(16,207)	37,204	(15,627)	21,577
Amortization of prior service cost	206	(89)	117	305	(128)	177	2,440	(986)	1,454
Amortization of net loss	790	(328)	462	226	(94)	132	1,970	(825)	1,145
Recognition of loss due to curtailment	—	—	—	—	—	—	750	(282)	468
Net change	7,026	(3,003)	4,023	(27,371)	11,473	(15,898)	42,364	(17,720)	24,644
Total other comprehensive (loss) income	$(5,348)	$2,148	$(3,200)	$(7,396)	$3,153	$(4,243)	$21,965	$(9,308)	$12,657

140	2015 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013:

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2012	$906	$(4,175)	$(12,676)	$(34,964)	$(50,909)
Other comprehensive income (loss) before reclassifications	(13,239)	3,637	2,400	21,577	14,375
Amounts reclassified from other comprehensive income (loss)	(8,522)	(268)	4,005	3,067	(1,718)
Other comprehensive income (loss), net	(21,761)	3,369	6,405	24,644	12,657
Balance-December 31, 2013	(20,855)	(806)	(6,271)	(10,320)	(38,252)
Other comprehensive income (loss) before reclassifications	19,398	1,334	(12,147)	(16,207)	(7,622)
Amounts reclassified from other comprehensive income (loss)	(433)	(383)	3,886	309	3,379
Other comprehensive income (loss), net	18,965	951	(8,261)	(15,898)	(4,243)
Balance-December 31, 2014	(1,890)	145	(14,532)	(26,218)	(42,495)
Other comprehensive income (loss) before reclassifications	(2,000)	(241)	(7,239)	3,444	(6,036)
Amounts reclassified from other comprehensive income (loss)	(1,446)	(424)	4,127	579	2,836
Other comprehensive income (loss), net	(3,446)	(665)	(3,112)	4,023	(3,200)
Balance-December 31, 2015	$(5,336)	$(520)	$(17,644)	$(22,195)	$(45,695)

141	2015 Form 10-K

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the years ended December 31, 2015 and 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss	2015	2014	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$2,487	$745	Gains on securities transactions, net
Tax effect	(1,041)	(312)
Total net of tax	1,446	433
Non-credit impairment losses on AFS securities before tax:
Accretion of credit impairment loss due to an increase in expected cash flows	728	661	Interest and dividends on investment securities (taxable)
Tax effect	(304)	(278)
Total net of tax	424	383
Unrealized losses on derivatives (cash flow hedges) before tax	(7,075)	(6,663)	Interest expense
Tax effect	2,948	2,777
Total net of tax	(4,127)	(3,886)
Defined benefit pension plan:
Amortization of prior service cost	(206)	(305)	*
Amortization of net actuarial loss	(790)	(226)	*
Total before tax	(996)	(531)
Tax effect	417	222
Total net of tax	(579)	(309)
Total reclassifications, net of tax	$(2,836)	$(3,379)

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for details.

142	2015 Form 10-K

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 20)

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$170,985	$175,754	$174,690	$185,594
Interest expense	38,899	39,577	40,730	37,548
Net interest income	132,086	136,177	133,960	148,046
Provision for credit losses	—	4,500	94	3,507
Non-interest income:
Gains (losses) on securities transactions, net	2,416	(92)	157	6
Gains on sales of loans, net	598	422	2,014	1,211
Gains (losses) on sales of assets, net	281	200	(558)	2,853
Other non-interest income	15,350	19,670	19,306	19,968
Non-interest expense:
Loss on extinguishment of debt	—	—	—	51,129
Amortization of tax credit investments	4,496	4,511	5,224	13,081
Other non-interest expense	103,622	102,901	103,428	110,683
Income (loss) before income taxes	42,613	44,465	46,133	(6,316)
Income tax expense (benefit)	12,272	12,474	10,179	(10,987)
Net income	30,341	31,991	35,954	4,671
Dividend on preferred stock	—	—	2,017	1,796
Net income available to common shareholders	30,341	31,991	33,937	2,875
Earnings per common share:
Basic	$0.13	$0.14	$0.15	$0.01
Diluted	0.13	0.14	$0.15	0.01
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	232,338,775	232,565,404	232,737,953	239,916,562
Diluted	232,341,921	232,586,616	232,780,219	239,972,546

	Quarters Ended 2014
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$153,038	$157,164	$155,459	$170,942
Interest expense	39,014	39,745	40,791	42,296
Net interest income	114,024	117,419	114,668	128,646
Provision for credit losses	3,998	(5,671)	(423)	3,980
Non-interest income:
(Losses) gains on securities transactions, net	(8)	7	103	643
Gains (losses) on sales of loans, net	913	679	(95)	234
(Losses) gains on sales of assets	(148)	276	83	17,876
Other non-interest income	19,981	11,572	14,690	10,810
Non-interest expense:
Loss on extinguishment of debt	—	—	—	10,132
Amortization of tax credit investments	3,716	5,802	4,630	10,048
Other non-interest expense	92,383	88,551	86,906	101,087
Income before income taxes	34,665	41,271	38,336	32,962
Income tax expense	830	11,751	10,654	7,827
Net income	33,835	29,520	27,682	25,135
Earnings per common share:
Basic	$0.17	$0.15	$0.14	$0.11
Diluted	0.17	0.15	0.14	0.11
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	200,128,384	200,472,592	200,614,091	221,471,635
Diluted	200,128,384	200,472,592	200,614,091	221,471,635

143	2015 Form 10-K

PARENT COMPANY INFORMATION (Note 21)
Condensed Statements of Financial Condition

	December 31,
	2015	2014
	(in thousands)
Assets
Cash	$63,330	$78,163
Interest bearing deposits with banks	135	135
Investment securities available for sale	806	833
Investments in and receivables due from subsidiaries	2,398,784	1,968,736
Other assets	61,365	16,771
Total Assets	$2,524,420	$2,064,638
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$28,054	$25,512
Long-term borrowings	230,573	129,993
Junior subordinated debentures issued to capital trusts	41,414	41,252
Accrued expenses and other liabilities	17,288	4,864
Shareholders’ equity	2,207,091	1,863,017
Total Liabilities and Shareholders’ Equity	$2,524,420	$2,064,638
Condensed Statements of Income

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Income
Dividends from subsidiary	$110,000	$110,000	$120,000
Income from subsidiary	2,363	—	—
Other interest and income	211	436	1,477
Total Income	112,574	110,436	121,477
Total Expenses	20,578	11,172	16,140
Income before income tax benefit and equity in undistributed (losses) earnings of subsidiary	91,996	99,264	105,337
Income tax benefit	(21,939)	(3,245)	(5,130)
Income before equity in undistributed (losses) earnings of subsidiary	113,935	102,509	110,467
Equity in undistributed (losses) earnings of subsidiary	(10,978)	13,663	21,494
Net Income	102,957	116,172	131,961
Dividends on preferred stock	3,813	—	—
Net Income Available to Common Shareholders	$99,144	$116,172	$131,961

144	2015 Form 10-K

Condensed Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net Income	$102,957	$116,172	$131,961
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed losses (earnings) of subsidiary	10,978	(13,663)	(21,494)
Depreciation and amortization	—	18	27
Stock-based compensation	7,575	7,489	6,055
Net amortization of premiums and accretion of discounts on securities	162	163	162
Gains on securities transactions, net	—	—	(14)
Net change in:
Fair value of borrowings carried at fair value	—	—	(881)
Other assets	(41,452)	6,632	(5,676)
Accrued expenses and other liabilities	9,604	(1,851)	2,590
Net cash provided by operating activities	89,824	114,960	112,730
Cash flows from investing activities:
Investment securities available for sale:
Sales	49	46	643
Purchases	—	(500)	—
Cash and cash equivalents acquired in acquisitions	109	14,776	—
Capital contributions to subsidiary	(115,000)	—	—
Subordinated debt issued by subsidiary	(100,000)	—	—
Net cash (used in) provided by investing activities	(214,842)	14,322	643
Cash flows from financing activities:
Proceeds from issuance of long-term borrowings, net	98,897	—	125,000
Proceeds from issuance of preferred stock, net	111,590	—	—
Redemption of junior subordinated debentures	—	—	(142,313)
Dividends paid to preferred shareholders	(3,813)	—	—
Dividends paid to common shareholders	(102,279)	(88,119)	(129,271)
Purchase of common shares to treasury	(2,108)	(1,688)	(768)
Common stock issued, net	7,898	5,096	7,839
Net cash provided by (used in) financing activities	110,185	(84,711)	(139,513)
Net change in cash and cash equivalents	(14,833)	44,571	(26,140)
Cash and cash equivalents at beginning of year	78,298	33,727	59,867
Cash and cash equivalents at end of year	$63,465	$78,298	$33,727
BUSINESS SEGMENTS (Note 22)
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

145	2015 Form 10-K

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
The investment management segment generates a large portion of Valley’s income through investments in various types of securities. These securities are mainly comprised of fixed rate investments and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s assets that are least sensitive assets to immediate changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of Valley’s balance sheet. Net gains and losses on the change in fair value of trading securities and net impairment losses on securities, if incurred, are reflected in the corporate and other adjustments segment.
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

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$4,764,306	$9,682,714	$2,978,484	$—	$17,425,504

Interest income	$170,569	$463,062	$81,669	$(8,277)	$707,023
Interest expense	39,787	80,861	24,873	11,233	156,754
Net interest income (loss)	130,782	382,201	56,796	(19,510)	550,269
Provision for credit losses	1,153	6,948	—	—	8,101
Net interest income (loss) after provision for credit losses	129,629	375,253	56,796	(19,510)	542,168
Non-interest income	45,306	744	6,815	30,937	83,802
Non-interest expense	59,794	68,156	1,074	370,051	499,075
Internal expense transfer	72,441	146,463	45,460	(264,364)	—
Income (loss) before income taxes	$42,700	$161,378	$17,077	$(94,260)	$126,895
Return on average interest earning assets (pre-tax) (unaudited)	0.90%	1.67%	0.57%	N/A	0.73%

146	2015 Form 10-K

	Year Ended December 31, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$4,122,468	$7,959,215	$2,959,100	$—	$15,040,783

Interest income	$154,078	$399,192	$91,689	$(8,356)	$636,603
Interest expense	41,343	79,820	29,676	11,007	161,846
Net interest income (loss)	112,735	319,372	62,013	(19,363)	474,757
Provision for credit losses	438	1,446	—	—	1,884
Net interest income (loss) after provision for credit losses	112,297	317,926	62,013	(19,363)	472,873
Non-interest income	40,611	(19,624)	6,392	50,237	77,616
Non-interest expense	59,051	58,142	1,369	284,693	403,255
Internal expense transfer	65,477	126,465	47,060	(239,002)	—
Income (loss) before income taxes	$28,380	$113,695	$19,976	$(14,817)	$147,234
Return on average interest earning assets (pre-tax) (unaudited)	0.69%	1.43%	0.68%	N/A	0.98%

	Year Ended December 31, 2013
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$3,915,395	$7,272,573	$3,054,234	$—	$14,242,202

Interest income	$157,482	$380,369	$86,564	$(8,318)	$616,097
Interest expense	41,556	77,187	32,416	17,218	168,377
Net interest income (loss)	115,926	303,182	54,148	(25,536)	447,720
Provision for credit losses	2,094	14,001	—	—	16,095
Net interest income (loss) after provision for credit losses	113,832	289,181	54,148	(25,536)	431,625
Non-interest income	75,028	(7,219)	5,962	54,882	128,653
Non-interest expense	77,231	57,096	1,355	245,656	381,338
Internal expense transfer	64,142	118,546	50,011	(232,699)	—
Income before income taxes	$47,487	$106,320	$8,744	$16,389	$178,940
Return on average interest earning assets (pre-tax) (unaudited)	1.21%	1.46%	0.29%	N/A	1.26%

147	2015 Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey
February 29, 2016

148	2015 Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
As of December 31, 2015 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2015, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2015. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

149	2015 Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:
We have audited Valley National Bancorp’s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's Management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey
February 29, 2016

150	2015 Form 10-K

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2016 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2016 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2016 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

151	2015 Form 10-K

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

C.
Agreement and Plan of Merger, dated May 7, 2014, by and between Valley National Bancorp and 1st United Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on May 8, 2014.

D.
Agreement and Plan of Merger, dated May 26, 2015, by and between Valley National Bancorp and CNLBancshares, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on June 1, 2015.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant (conformed).*

B.	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 5, 2013.

C.
Certificate of Designations relating to the 6.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, as filed with the New Jersey Department of Treasury on June 19, 2015, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on June 19, 2015.

(4)	Instruments Defining the Rights of Security Holders:

A.
First Supplemental Indenture, dated as of July 1, 2008, by and among Wilmington Trust Company, as Trustee, Valley National Bancorp and Greater Community Bancorp, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on July 1, 2008 (No. 001-11277).

B.
Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

C.
First Supplemental Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2013.

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

152	2015 Form 10-K

G.
Warrant Agreement, dated May 18, 2010, between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to the Exhibit 4.1 to the Registrant’s Form 8-A filed on May 18, 2010 (No. 001-11277).

H.	Form of Warrant for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Form 8-A filed on May 18, 2010 (No. 001-11277).

I.	Warrant to purchase Common Stock of Valley National Bancorp, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on January 3, 2012.

J.
Specimen stock certificate of Valley National Bancorp 6.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on July 9, 2015.

K.
Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 19, 2015.

L.
First Supplemental Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 19, 2015.

(10)	Material Contracts:

A.
Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin, Peter Crocitto, and Alan D. Eskow, dated June 22, 2011, incorporated herein by reference to Exhibits 10.A, 10.B and 10.C to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

B.
Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Albert L. Engel, dated June 22, 2011, incorporated herein by reference to Exhibit 10.D to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

C.
Form of Amended and Restated Change in Control Agreements applicable to Executive Vice Presidents of Valley National Bank and Valley incorporated herein by reference to Exhibit 10.E to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

D.
Form of Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Ira D. Robbins, dated June 22, 2011, incorporated herein by reference to Exhibit 10.F to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

E.
Severance Agreements dated January 22, 2008 between Valley, Valley National Bank and Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer incorporated herein by reference to Exhibits 10.5, 10.3, 10.2 and 10.4 to the Registrant’s Form 8-K Current Report filed on January 28, 2008 (No. 001-11277).+

F.
Severance Agreement dated November 21, 2013 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements, incorporated by reference to Exhibit 10.G to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

G.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report filed on April 19, 2010 (No. 001-11277).+

H.
The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated, incorporated by reference to Exhibit 10.H to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

153	2015 Form 10-K

I.
Form of Participant Agreement for the Benefit Equalization Plan, is incorporated herein by reference to Exhibit 10.J to the Registrant's Form 10-K Annual Report for the year ended December 31, 2011 (No. 001-11277).+

J.
Directors Deferred Compensation Plan, dated June 1, 2004, as amended, is incorporated herein by reference to Exhibit 10.H to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009 (No. 001-11277).+

K.
The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.G to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

L.
Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan incorporated by reference to Exhibit 10.H to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010 (No. 001-11277).+

M.
Valley National Bancorp 1999 Long-Term Stock Incentive Plan dated January 19, 1999, as amended, incorporated herein by reference to Exhibit 10.C to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009 (No. 001-11277).+

N.	Valley National Bancorp 2009 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.P to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2014.+

O.	Form of Valley National Bancorp Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

P.
Form of Valley National Bancorp Non-Qualified Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

Q.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

R.
Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

S.
Form of Valley National Bancorp Agreement for Performance Restricted Stock Award, incorporated herein by reference to Exhibit 10.U to the Registrant's Form 10-K Annual Report for the year ended December 31, 2013 (No. 001-11277).+

T.
Form of Valley National Bancorp Agreement for Performance Restricted Stock Unit Award, incorporated herein by reference to Exhibit 10.V to the Registrant's Form 10-K Annual Report for the year ended December 31, 2014.+

U.
Employment Agreement, dated as of May 7, 2014, by and among Rudy Schupp, Valley National Bancorp and Valley National Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 8, 2014.+

(12.1) Computation of Ratios of Earnings to Fixed Charges.*

(12.2) Computation of Ratios of Earnings to Fixed Charges Including Preferred Stock.*

154	2015 Form 10-K

(21)	List of Subsidiaries:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Intracoastal Title Services of Florida, Inc.	Florida	100%
	Masters Coverage Corp.	New York	100%
	New Century Asset Management, Inc.	New Jersey	100%
	New York Metro Title Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	Valley Securities Holdings, LLC	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB New York, LLC	New York	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	Life Line Planning, Inc.	New York	100%
	RISC One, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	VNB Realty, Inc.	New Jersey	100%
(e)	Subsidiary of Shrewsbury Capital Corporation:
	GCB Realty, LLC	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File. *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

155	2015 Form 10-K

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
Dated: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ GERALD H. LIPKIN	Chairman of the Board, President and Chief Executive Officer and Director
Gerald H. Lipkin		February 29, 2016

/S/ ALAN D. ESKOW	Director, Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary
Alan D. Eskow		February 29, 2016

/S/ MITCHELL L. CRANDELL	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Mitchell L. Crandell		February 29, 2016

ANDREW B. ABRAMSON*	Director	February 29, 2016
Andrew B. Abramson

PETER J. BAUM*	Director	February 29, 2016
Peter J. Baum

PAMELA R. BRONANDER*	Director	February 29, 2016
Pamela R. Bronander

PETER CROCITTO*	Director, Senior Executive Vice President and Chief Operating Officer
Peter Crocitto		February 29, 2016

ERIC P. EDELSTEIN*	Director	February 29, 2016
Eric P. Edelstein

156	2015 Form 10-K

Signature	Title	Date

MARY J. STEELE GUILFOILE*	Director	February 29, 2016
Mary J. Steele Guilfoile

GRAHAM O. JONES*	Director	February 29, 2016
Graham O. Jones

GERALD KORDE*	Director	February 29, 2016
Gerald Korde

MICHAEL L. LARUSSO*	Director	February 29, 2016
Michael L. LaRusso

MARC J. LENNER*
Marc J. Lenner	Director	February 29, 2016

BARNETT RUKIN*
Barnett Rukin	Director	February 29, 2016

SURESH L. SANI*
Suresh L. Sani	Director	February 29, 2016

ROBERT C. SOLDOVERI*
Robert C. Soldoveri	Director	February 29, 2016

JEFFREY S. WILKS*
Jeffrey S. Wilks	Director	February 29, 2016

*

/S/ ALAN D. ESKOW
Alan D. Eskow, attorney-in fact.	February 29, 2016

157	2015 Form 10-K