Form 10-Q
period 2016-03-31
VALLEY NATIONAL BANCORP
filed 2016-05-09
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 254,383,833 shares were outstanding as of May 6, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Cash and due from banks	$243,265	$243,575
Interest bearing deposits with banks	233,228	170,225
Investment securities:
Held to maturity (fair value of $1,660,224 at March 31, 2016 and $1,621,039 at December 31, 2015)	1,618,466	1,596,385
Available for sale	1,452,489	1,506,861
Total investment securities	3,070,955	3,103,246
Loans held for sale, at fair value	15,347	16,382
Loans	16,135,987	16,043,107
Less: Allowance for loan losses	(105,415)	(106,178)
Net loans	16,030,572	15,936,929
Premises and equipment, net	300,072	298,943
Bank owned life insurance	389,500	387,542
Accrued interest receivable	62,973	63,554
Goodwill	689,589	686,339
Other intangible assets, net	46,155	48,882
Other assets	645,867	656,999
Total Assets	$21,727,523	$21,612,616
Liabilities
Deposits:
Non-interest bearing	$5,053,478	$4,914,285
Interest bearing:
Savings, NOW and money market	8,273,936	8,181,362
Time	3,081,012	3,157,904
Total deposits	16,408,426	16,253,551
Short-term borrowings	1,170,623	1,076,991
Long-term borrowings	1,660,284	1,810,728
Junior subordinated debentures issued to capital trusts	41,455	41,414
Accrued expenses and other liabilities	227,133	222,841
Total Liabilities	19,507,921	19,405,525
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; issued 4,600,000 shares at March 31, 2016 and December 31, 2015)	111,590	111,590
Common stock (no par value, authorized 332,023,233 shares; issued 254,326,257 shares at March 31, 2016 and 253,787,561 shares at December 31, 2015)	88,735	88,626
Surplus	1,930,844	1,927,399
Retained earnings	131,494	125,171
Accumulated other comprehensive loss	(42,695)	(45,695)
Treasury stock, at cost (40,823 common shares at March 31, 2016)	(366)	—
Total Shareholders’ Equity	2,219,602	2,207,091
Total Liabilities and Shareholders’ Equity	$21,727,523	$21,612,616
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2016	2015
Interest Income
Interest and fees on loans	$166,071	$150,482
Interest and dividends on investment securities:
Taxable	13,999	14,932
Tax-exempt	3,690	3,612
Dividends	1,480	1,739
Interest on federal funds sold and other short-term investments	357	220
Total interest income	185,597	170,985
Interest Expense
Interest on deposits:
Savings, NOW and money market	9,243	5,995
Time	9,585	7,974
Interest on short-term borrowings	1,872	94
Interest on long-term borrowings and junior subordinated debentures	16,744	24,836
Total interest expense	37,444	38,899
Net Interest Income	148,153	132,086
Provision for credit losses	800	—
Net Interest Income After Provision for Credit Losses	147,353	132,086
Non-Interest Income
Trust and investment services	2,440	2,494
Insurance commissions	4,708	4,205
Service charges on deposit accounts	5,103	5,290
Gains on securities transactions, net	271	2,416
Fees from loan servicing	1,594	1,603
Gains on sales of loans, net	1,795	598
(Losses) gains on sales of assets, net	(10)	281
Bank owned life insurance	1,963	1,764
Change in FDIC loss-share receivable	(560)	(3,920)
Other	4,144	3,914
Total non-interest income	21,448	18,645
Non-Interest Expense
Salary and employee benefits expense	60,259	56,712
Net occupancy and equipment expense	22,789	22,200
FDIC insurance assessment	5,099	3,792
Amortization of other intangible assets	2,849	2,393
Professional and legal fees	3,895	3,341
Amortization of tax credit investments	7,264	4,496
Telecommunication expense	2,386	2,006
Other	13,684	13,178
Total non-interest expense	118,225	108,118
Income Before Income Taxes	50,576	42,613
Income tax expense	14,389	12,272
Net Income	$36,187	$30,341
Dividends on preferred stock	1,797	—
Net Income Available to Common Shareholders	$34,390	$30,341
Earnings Per Common Share:
Basic	$0.14	$0.13
Diluted	0.14	0.13
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	254,075,349	232,338,775
Diluted	254,347,420	232,341,921
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$36,187	$30,341
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	8,283	3,936
Less reclassification adjustment for net gains included in net income	(170)	(1,409)
Total	8,113	2,527
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(59)	(421)
Less reclassification adjustment for accretion of credit impairment losses included in net income	(286)	(84)
Total	(345)	(505)
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(6,552)	(5,259)
Less reclassification adjustment for net losses included in net income	1,741	951
Total	(4,811)	(4,308)
Defined benefit pension plan
Amortization of net loss	43	119
Total other comprehensive income (loss)	3,000	(2,167)
Total comprehensive income	$39,187	$28,174
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$36,187	$30,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,417	5,078
Stock-based compensation	2,369	2,479
Provision for credit losses	800	—
Net amortization of premiums and accretion of discounts on securities and borrowings	4,198	8,371
Amortization of other intangible assets	2,849	2,393
Gains on securities transactions, net	(271)	(2,416)
Proceeds from sales of loans held for sale	54,907	38,568
Gains on sales of loans, net	(1,795)	(598)
Originations of loans held for sale	(52,749)	(17,716)
Losses (gains) on sales of assets, net	10	(281)
FDIC loss-share receivable (excluding reimbursements)	560	3,920
Net change in:
Trading securities	—	14,233
Fair value of borrowings hedged by derivative transactions	4,719	2,781
Cash surrender value of bank owned life insurance	(1,963)	(1,764)
Accrued interest receivable	581	743
Other assets	(6,079)	(40,365)
Accrued expenses and other liabilities	3,993	8,104
Net cash provided by operating activities	54,733	53,871
Cash flows from investing activities:
Net loan repayments (originations)	95,706	(122,279)
Loans purchased	(190,741)	(139,935)
Investment securities held to maturity:
Purchases	(83,955)	(145,973)
Sales	—	11,666
Maturities, calls and principal repayments	58,907	85,798
Investment securities available for sale:
Purchases	(302,321)	(8,034)
Sales	2,081	13,974
Maturities, calls and principal repayments	366,882	38,678
Proceeds from sales of real estate property and equipment	3,919	4,551
Purchases of real estate property and equipment	(7,578)	(3,216)
Reimbursements from the FDIC	370	1,954
Net cash used in investing activities	(56,730)	(262,816)
Cash flows from financing activities:
Net change in deposits	154,875	182,627
Net change in short-term borrowings	93,632	(12,915)
Repayments of long-term borrowings	(155,000)	—
Cash dividends paid to preferred shareholders	(1,797)	—
Cash dividends paid to common shareholders	(27,916)	(25,512)
Purchase of common shares to treasury	(1,496)	—
Common stock issued, net	2,392	(948)
Net cash provided by financing activities	64,690	143,252
Net change in cash and cash equivalents	62,693	(65,693)
Cash and cash equivalents at beginning of year	413,800	830,407
Cash and cash equivalents at end of period	$476,493	$764,714

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$38,766	$41,978
Federal and state income taxes	67	29,550
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$663	$1,944
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2016 and for all periods presented have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015.
Note 2. Business Combinations

Acquisitions

On January 4, 2016, Masters Coverage Corp., an all-line insurance agency that is a wholly-owned subsidiary of the Bank, acquired certain assets of an independent insurance agency located in New York. The purchase price totaled approximately $1.4 million in cash and future cash consideration. The transaction generated goodwill and other intangible assets totaling $701 thousand and $660 thousand, respectively.

On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida, a commercial bank with approximately $1.6 billion in assets, $825 million in loans and $1.2 billion in deposits and 16 branch offices on the date of its acquisition by Valley. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley's common stock.

During the quarter ended March 31, 2016, Valley revised the estimated fair values of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustments mostly related to the fair value of certain purchased credit-impaired (PCI) loans, core deposit intangibles and time deposits which, on a combined basis, resulted in a $2.5 million increase in goodwill (see Note 10 for amount of goodwill as allocated to Valley's business segments). If additional information (that existed at the date of close) becomes available, the fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the closing date of the CNL acquisition.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except for share data)
Net income available to common shareholders	$34,390	$30,341
Basic weighted average number of common shares outstanding	254,075,349	232,338,775
Plus: Common stock equivalents	272,071	3,146
Diluted weighted average number of common shares outstanding	254,347,420	232,341,921
Earnings per common share:
Basic	$0.14	$0.13
Diluted	0.14	0.13

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 4.6 million shares and 6.2 million for the three months ended March 31, 2016 and 2015, respectively.
Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2016.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2015	$(5,336)	$(520)	$(17,644)	$(22,195)	$(45,695)
Other comprehensive income (loss) before reclassifications	8,283	(59)	(6,552)	—	1,672
Amounts reclassified from other comprehensive income (loss)	(170)	(286)	1,741	43	1,328
Other comprehensive income (loss), net	8,113	(345)	(4,811)	43	3,000
Balance at March 31, 2016	$2,777	$(865)	$(22,455)	$(22,152)	$(42,695)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2016 and 2015.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2016	2015	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$271	$2,416	Gains on securities transactions, net
Tax effect	(101)	(1,007)
Total net of tax	170	1,409
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	489	144	Interest and dividends on investment securities (taxable)
Tax effect	(203)	(60)
Total net of tax	286	84
Unrealized losses on derivatives (cash flow hedges) before tax	(2,971)	(1,629)	Interest expense
Tax effect	1,230	678
Total net of tax	(1,741)	(951)
Defined benefit pension plan:
Amortization of net loss	(72)	(205)	*
Tax effect	29	86
Total net of tax	(43)	(119)
Total reclassifications, net of tax	$(1,328)	$423

*	Amortization of net loss is included in the computation of net periodic pension cost.
Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" simplifies several aspects of the stock compensation guidance in Topic 718 and other related guidance. The amendments focus on income tax accounting upon vesting or exercise of share-based payments, award classification, liability classification exception for statutory tax withholding requirements, estimating forfeitures, and cash flow presentation. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 with an early adoption permitted. ASU No. 2016-09 is not expected to have a significant impact on Valley's consolidated financial statements.

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

ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities” requires that: (i) equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income, (2) equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment. Changes in value under either of these methods would be recognized in net income, (3) entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value in other comprehensive income if it is related to instrument-specific credit risk, and (4) entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities. ASU No. 2016-01 is effective for Valley for reporting periods beginning January 1, 2018 and is not expected to have a material effect on Valley’s consolidated financial statements.

ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which removes the requirement to categorize within the fair value hierarchy all investments for which the fair value is measured using the net asset value per share practical expedient. ASU No. 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU No. 2015-07 began effective for Valley for reporting periods after January 1, 2016 and did not have an impact on Valley's fair value measurement disclosures at Note 6.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2016 and December 31, 2015. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2016	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$411,335	$411,335	$—	$—
U.S. government agency securities	26,922	—	26,922	—
Obligations of states and political subdivisions	126,222	—	126,222	—
Residential mortgage-backed securities	782,648	—	771,801	10,847
Trust preferred securities	8,259	—	6,157	2,102
Corporate and other debt securities	78,208	17,887	60,321	—
Equity securities	18,895	464	18,431	—
Total available for sale	1,452,489	429,686	1,009,854	12,949
Loans held for sale (1)	15,347	—	15,347	—
Other assets (2)	49,308	—	49,308	—
Total assets	$1,517,144	$429,686	$1,074,509	$12,949
Liabilities
Other liabilities (2)	$70,199	$—	$70,199	$—
Total liabilities	$70,199	$—	$70,199	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$6,209	$—	$—	$6,209
Loan servicing rights	4,142	—	—	4,142
Foreclosed assets (4)	2,604	—	—	2,604
Total	$12,955	$—	$—	$12,955

		Fair Value Measurements at Reporting Date Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $14.8 million and $16.1 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

(4)	Includes covered (i.e., subject to loss-sharing agreements with the FDIC) other real estate owned totaling $270 thousand and $4.2 million at March 31, 2016 and December 31, 2015, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015 are summarized below:

	Available for Sale Securities
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of the period	$13,793	$19,309
Total net losses included in other comprehensive income for the period	(585)	(792)
Sales	—	(2,675)
Settlements	(259)	(374)
Balance, end of the period	$12,949	$15,468

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three months ended March 31, 2016 and 2015. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2, during the three months ended March 31, 2016 and 2015.

There have been no material changes in the valuation methodologies used at March 31, 2016 from December 31, 2015.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2016:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	0.1-22.2%	10.8%
		Default rate	3.7-20.6	8.4
		Loss severity	41.4-64.6	59.5

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

For the Level 3 available for sale pooled trust preferred securities (consisting of 1 security), the resulting estimated future cash flow was discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2016 and December 31, 2015 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2016 and December 31, 2015), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2016 and December 31, 2015.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At March 31, 2016, appraisals are discounted based on specific market data by location and property type. During the quarter ended March 31, 2016, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $479 thousand and $850 thousand for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, collateral dependent impaired loans with a total recorded investment of $7.1 million were reduced by specific valuation allowance allocations totaling $872 thousand to a reported total net carrying amount of $6.2 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2016, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net impairment charges on its loan servicing rights totaling $192 thousand and $84 thousand for the three months ended March 31, 2016 and 2015, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were adjusted up to 3.7 percent at March 31, 2016. At March 31, 2016, foreclosed assets included $2.6 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended March 31, 2016. The foreclosed assets charge-offs to the allowance for loan losses totaled $139 thousand and $457 thousand for the three months ended March 31, 2016 and 2015, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net loss within non-interest expense of $617 thousand for the three months ended March 31, 2016 and an immaterial net loss for the three months ended March 31, 2015,

Other Fair Value Disclosures

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2016 and December 31, 2015 were as follows:

	Fair Value Hierarchy	March 31, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$243,265	$243,265	$243,575	$243,575
Interest bearing deposits with banks	Level 1	233,228	233,228	170,225	170,225
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,942	153,877	138,978	149,483
U.S. government agency securities	Level 2	12,225	12,738	12,859	13,130
Obligations of states and political subdivisions	Level 2	516,645	543,069	504,865	527,263
Residential mortgage-backed securities	Level 2	859,305	870,711	852,289	855,272
Trust preferred securities	Level 2	59,790	46,404	59,785	46,437
Corporate and other debt securities	Level 2	31,559	33,425	27,609	29,454
Total investment securities held to maturity		1,618,466	1,660,224	1,596,385	1,621,039
Net loans	Level 3	16,030,572	16,008,152	15,936,929	15,824,475
Accrued interest receivable	Level 1	62,973	62,973	63,554	63,554
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	145,699	145,699	145,068	145,068
Financial liabilities
Deposits without stated maturities	Level 1	13,327,414	13,327,414	13,095,647	13,095,647
Deposits with stated maturities	Level 2	3,081,012	3,122,098	3,157,904	3,203,389
Short-term borrowings	Level 1	1,170,623	1,170,623	1,076,991	1,076,991
Long-term borrowings	Level 2	1,660,284	1,823,824	1,810,728	1,945,741
Junior subordinated debentures issued to capital trusts	Level 2	41,455	43,797	41,414	44,127
Accrued interest payable (2)	Level 1	11,789	11,789	13,110	13,110

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
U.S. Treasury securities	$138,942	$14,935	$—	$153,877
U.S. government agency securities	12,225	513	—	12,738
Obligations of states and political subdivisions:
Obligations of states and state agencies	193,947	12,776	—	206,723
Municipal bonds	322,698	13,648	—	336,346
Total obligations of states and political subdivisions	516,645	26,424	—	543,069
Residential mortgage-backed securities	859,305	15,068	(3,662)	870,711
Trust preferred securities	59,790	48	(13,434)	46,404
Corporate and other debt securities	31,559	1,866	—	33,425
Total investment securities held to maturity	$1,618,466	$58,854	$(17,096)	$1,660,224
December 31, 2015
U.S. Treasury securities	$138,978	$10,505	$—	$149,483
U.S. government agency securities	12,859	271	—	13,130
Obligations of states and political subdivisions:
Obligations of states and state agencies	194,547	10,538	(10)	205,075
Municipal bonds	310,318	11,955	(85)	322,188
Total obligations of states and political subdivisions	504,865	22,493	(95)	527,263
Residential mortgage-backed securities	852,289	11,018	(8,035)	855,272
Trust preferred securities	59,785	36	(13,384)	46,437
Corporate and other debt securities	27,609	1,894	(49)	29,454
Total investment securities held to maturity	$1,596,385	$46,217	$(21,563)	$1,621,039

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2016 and December 31, 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2016
Residential mortgage-backed securities	$174,784	$(1,010)	$218,383	$(2,652)	$393,167	$(3,662)
Trust preferred securities	—	—	45,002	(13,434)	45,002	(13,434)
Total	$174,784	$(1,010)	$263,385	$(16,086)	$438,169	$(17,096)
December 31, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,837	$(5)	$1,965	$(5)	$8,802	$(10)
Municipal bonds	8,814	(72)	10,198	(13)	19,012	(85)
Total obligations of states and political subdivisions	15,651	(77)	12,163	(18)	27,814	(95)
Residential mortgage-backed securities	244,440	(2,916)	162,756	(5,119)	407,196	(8,035)
Trust preferred securities	—	—	45,047	(13,384)	45,047	(13,384)
Corporate and other debt securities	2,951	(49)	—	—	2,951	(49)
Total	$263,042	$(3,042)	$219,966	$(18,521)	$483,008	$(21,563)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2016 was 96 as compared to 74 at December 31, 2015.

The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2016 mainly related to certain investment grade securities issued by Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at March 31, 2016 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2016.
Management does not believe that any individual unrealized loss as of March 31, 2016 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
As of March 31, 2016, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $937.2 million.

The contractual maturities of investments in debt securities held to maturity at March 31, 2016 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$91,330	$91,344
Due after one year through five years	159,946	171,623
Due after five years through ten years	302,843	325,292
Due after ten years	205,042	201,254
Residential mortgage-backed securities	859,305	870,711
Total investment securities held to maturity	$1,618,466	$1,660,224
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.6 years at March 31, 2016.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
U.S. Treasury securities	$411,059	$295	$(19)	$411,335
U.S. government agency securities	26,290	645	(13)	26,922
Obligations of states and political subdivisions:
Obligations of states and state agencies	43,704	839	(6)	44,537
Municipal bonds	80,610	1,389	(314)	81,685
Total obligations of states and political subdivisions	124,314	2,228	(320)	126,222
Residential mortgage-backed securities	778,775	7,852	(3,979)	782,648
Trust preferred securities*	10,401	—	(2,142)	8,259
Corporate and other debt securities	77,852	1,628	(1,272)	78,208
Equity securities	20,522	384	(2,011)	18,895
Total investment securities available for sale	$1,449,213	$13,032	$(9,756)	$1,452,489
December 31, 2015
U.S. Treasury securities	$551,173	$4	$(1,704)	$549,473
U.S. government agency securities	29,316	665	(18)	29,963
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,285	196	(67)	44,414
Municipal bonds	80,717	209	(374)	80,552
Total obligations of states and political subdivisions	125,002	405	(441)	124,966
Residential mortgage-backed securities	701,764	3,348	(8,684)	696,428
Trust preferred securities*	10,458	—	(2,054)	8,404
Corporate and other debt securities	78,202	1,239	(1,889)	77,552
Equity securities	21,022	575	(1,522)	20,075
Total investment securities available for sale	$1,516,937	$6,236	$(16,312)	$1,506,861

*	Includes two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at March 31, 2016 and December 31, 2015.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2016 and December 31, 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2016
U.S. Treasury securities	$360,004	$(19)	$—	$—	$360,004	$(19)
U.S. government agency securities	—	—	4,517	(13)	4,517	(13)
Obligations of states and political subdivisions:
Obligations of states and state agencies	1,576	(6)	—	—	1,576	(6)
Municipal bonds	—	—	12,513	(314)	12,513	(314)
Total obligations of states and political subdivisions	1,576	(6)	12,513	(314)	14,089	(320)
Residential mortgage-backed securities	141,851	(804)	172,436	(3,175)	314,287	(3,979)
Trust preferred securities	—	—	8,259	(2,142)	8,259	(2,142)
Corporate and other debt securities	14,207	(319)	31,566	(953)	45,773	(1,272)
Equity securities	—	—	13,784	(2,011)	13,784	(2,011)
Total	$517,638	$(1,148)	$243,075	$(8,608)	$760,713	$(9,756)
December 31, 2015
U.S. Treasury securities	$548,538	$(1,704)	$—	$—	$548,538	$(1,704)
U.S. government agency securities	3,489	(5)	4,736	(13)	8,225	(18)
Obligations of states and political subdivisions:
Obligations of states and state agencies	24,359	(67)	—	—	24,359	(67)
Municipal bonds	38,207	(128)	13,551	(246)	51,758	(374)
Total obligations of states and political subdivisions	62,566	(195)	13,551	(246)	76,117	(441)
Residential mortgage-backed securities	293,615	(4,147)	164,010	(4,537)	457,625	(8,684)
Trust preferred securities	—	—	8,404	(2,054)	8,404	(2,054)
Corporate and other debt securities	21,203	(471)	36,137	(1,418)	57,340	(1,889)
Equity securities	—	—	14,273	(1,522)	14,273	(1,522)
Total	$929,411	$(6,522)	$241,111	$(9,790)	$1,170,522	$(16,312)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2016 was 120 as compared to 291 at December 31, 2015. At December 31, 2015 the unrealized losses included larger number of small loss position as compared to March 31, 2016.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2016 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses for trust preferred securities at March 31, 2016 for more than twelve months in the table above largely relate to 1 pooled trust preferred security with an amortized cost of $7.6 million and a fair value of $6.1 million. This pooled trust preferred security had unrealized loss of $1.5 million and an investment grade rating at March 31, 2016.

As of March 31, 2016, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $497.6 million.
The contractual maturities of investment securities available for sale at March 31, 2016 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$361,613	$361,604
Due after one year through five years	91,097	92,129
Due after five years through ten years	118,340	119,037
Due after ten years	78,866	78,176
Residential mortgage-backed securities	778,775	782,648
Equity securities	20,522	18,895
Total investment securities available for sale	$1,449,213	$1,452,489
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at March 31, 2016 was 9.4 years.
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

There were no other-than-temporary impairment losses on securities recognized in earnings for the three months ended March 31, 2016 and 2015. At March 31, 2016, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $11.7 million and $10.8 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost and fair value of $2.8 million and $2.1 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three months ended March 31, 2016 and 2015. Additionally, one previously impaired pooled trust preferred security was sold during the first quarter of 2015 for an immaterial gain. See the table and discussion below for additional information.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$5,837	$8,947
Accretion of credit loss impairment due to an increase in expected cash flows	(489)	(144)
Sales	—	(2,382)
Balance, end of period	$5,348	$6,421

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
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Sales transactions:
Gross gains	$271	$3,274
Gross losses	—	(947)
	$271	$2,327
Maturities and other securities transactions:
Gross gains	$—	$89
Total gains on securities transactions, net	$271	$2,416

Valley recognized gross gains from sales transactions of investment securities totaling $3.3 million for the three months ended March 31, 2015 due to the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million. These transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. Additionally, Valley recognized $947 thousand of gross losses during the three months ended March 31, 2015 due to the sale of mostly trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities were due to an investment portfolio re-balancing during the first quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Note 8. Loans

The detail of the loan portfolio as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,176,942	$360,603	$2,537,545	$2,156,549	$383,942	$2,540,491
Commercial real estate:
Commercial real estate	6,304,974	1,280,165	7,585,139	6,069,532	1,355,104	7,424,636
Construction	633,559	142,498	776,057	607,694	147,253	754,947
Total commercial real estate loans	6,938,533	1,422,663	8,361,196	6,677,226	1,502,357	8,179,583
Residential mortgage	2,892,643	209,171	3,101,814	2,912,079	218,462	3,130,541
Consumer:
Home equity	380,459	111,096	491,555	391,809	119,394	511,203
Automobile	1,187,742	321	1,188,063	1,238,826	487	1,239,313
Other consumer	444,247	11,567	455,814	426,147	15,829	441,976
Total consumer loans	2,012,448	122,984	2,135,432	2,056,782	135,710	2,192,492
Total loans	$14,020,566	$2,115,421	$16,135,987	$13,802,636	$2,240,471	$16,043,107
____

*
PCI loans include covered loans (mostly consisting of residential mortgage and commercial real estate loans) totaling $86.8 million and $122.3 million at March 31, 2016 and December 31, 2015, respectively.

Total non-covered loans include net unearned premiums and deferred loan costs of $5.6 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $2.3 billion and $2.4 billion at March 31, 2016 and December 31, 2015, respectively.

There were no sales of loans from the held for investment portfolio during the three months ended March 31, 2016 and 2015.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $86.8 million and $122.3 million at March 31, 2016 and December 31, 2015, respectively.

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$415,179	$336,208
Accretion	(28,059)	(26,350)
Balance, end of period	$387,120	$309,858

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.3 million and $8.3 million at March 31, 2016 and December 31, 2015, respectively. The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $560 thousand and $3.9 million for the three months ended March 31, 2016 and 2015, respectively. The larger reduction during the first quarter of 2015 was mainly caused by the prospective recognition of the effect of additional cash flows from certain loan pools which were covered by commercial loan loss-sharing agreements that expired in March 2015.

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

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $402.7 million and $386.6 million at March 31, 2016 and December 31, 2015, respectively.
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
Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models, is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, the New York City metropolitan area, Florida, and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in these regions. In deciding whether to originate each residential mortgage loan, Valley considers the qualifications of the borrower as well as the value of the underlying property.
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
Other consumer loans. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (including those secured by cash surrender value of life insurance), credit card loans and personal loans. Valley believes the aggregate risk exposure of these lines of credit and loans was not significant at March 31, 2016. Unsecured consumer loans totaled approximately $20.4 million and $18.8 million, including $6.6 million and $7.1 million of credit card loans, at March 31, 2016 and December 31, 2015, respectively.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at March 31, 2016 and December 31, 2015:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2016
Commercial and industrial	$8,395	$613	$221	$11,484	$20,713	$2,156,229	$2,176,942
Commercial real estate:
Commercial real estate	1,389	120	131	26,604	28,244	6,276,730	6,304,974
Construction	1,326	—	—	5,978	7,304	626,255	633,559
Total commercial real estate loans	2,715	120	131	32,582	35,548	6,902,985	6,938,533
Residential mortgage	14,628	3,056	2,613	16,747	37,044	2,855,599	2,892,643
Consumer loans:
Home equity	1,262	300	—	1,685	3,247	377,212	380,459
Automobile	1,336	374	65	122	1,897	1,185,845	1,187,742
Other consumer	602	57	1	—	660	443,587	444,247
Total consumer loans	3,200	731	66	1,807	5,804	2,006,644	2,012,448
Total	$28,938	$4,520	$3,031	$62,620	$99,109	$13,921,457	$14,020,566
December 31, 2015
Commercial and industrial	$3,920	$524	$213	$10,913	$15,570	$2,140,979	$2,156,549
Commercial real estate:
Commercial real estate	2,684	—	131	24,888	27,703	6,041,829	6,069,532
Construction	1,876	2,799	—	6,163	10,838	596,856	607,694
Total commercial real estate loans	4,560	2,799	131	31,051	38,541	6,638,685	6,677,226
Residential mortgage	6,681	1,626	1,504	17,930	27,741	2,884,338	2,912,079
Consumer loans:
Home equity	1,308	111	—	2,088	3,507	388,302	391,809
Automobile	1,969	491	164	118	2,742	1,236,084	1,238,826
Other consumer	71	24	44	—	139	426,008	426,147
Total consumer loans	3,348	626	208	2,206	6,388	2,050,394	2,056,782
Total	$18,509	$5,575	$2,056	$62,100	$88,240	$13,714,396	$13,802,636

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at March 31, 2016 and December 31, 2015:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
March 31, 2016
Commercial and industrial	$7,758	$19,838	$27,596	$33,913	$3,578
Commercial real estate:
Commercial real estate	32,587	42,816	75,403	79,295	4,088
Construction	8,685	1,257	9,942	9,952	37
Total commercial real estate loans	41,272	44,073	85,345	89,247	4,125
Residential mortgage	7,356	14,624	21,980	23,907	1,267
Consumer loans:
Home equity	204	2,454	2,658	2,750	407
Total consumer loans	204	2,454	2,658	2,750	407
Total	$56,590	$80,989	$137,579	$149,817	$9,377
December 31, 2015
Commercial and industrial	$7,863	$17,851	$25,714	$33,071	$3,439
Commercial real estate:
Commercial real estate	30,113	37,440	67,553	71,263	3,354
Construction	8,847	5,530	14,377	14,387	317
Total commercial real estate loans	38,960	42,970	81,930	85,650	3,671
Residential mortgage	7,842	14,770	22,612	24,528	1,377
Consumer loans:
Home equity	263	1,869	2,132	2,224	295
Total consumer loans	263	1,869	2,132	2,224	295
Total	$54,928	$77,460	$132,388	$145,473	$8,782
The following table present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$28,331	$240	$28,282	$246
Commercial real estate:
Commercial real estate	72,398	639	78,523	486
Construction	9,802	48	16,670	150
Total commercial real estate loans	82,200	687	95,193	636
Residential mortgage	23,603	202	21,843	250
Consumer loans:
Home equity	2,359	23	3,485	30
Total consumer loans	2,359	23	3,485	30
Total	$136,493	$1,152	$148,803	$1,162
Interest income recognized on a cash basis (included in the table above) was immaterial for the three months ended March 31, 2016 and 2015.

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
Performing TDRs (not reported as non-accrual loans) totaled $80.5 million and $77.6 million as of March 31, 2016 and December 31, 2015, respectively. Non-performing TDRs totaled $19.4 million and $21.0 million as of March 31, 2016 and December 31, 2015, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three months ended March 31, 2016 and 2015. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2016 and 2015, respectively.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	4	$4,961	$4,887	6	$1,584	$1,534
Commercial real estate	2	658	404	1	5,000	5,000
Residential mortgage	2	392	381	1	280	278
Consumer	1	54	53	—	—	—
Total	9	$6,065	$5,725	8	$6,864	$6,812

The majority of the TDR concessions made during the three months ended March 31, 2016 and 2015 involved an extension of the loan term. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $1.6 million and $759 thousand at March 31, 2016 and 2015, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. One commercial and industrial TDR loan totaling $209 thousand was fully charged-off during the three months ended March 31, 2016. There were no charge-offs related to TDR modifications during the first quarter of 2015.

The following table presents non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	2	$372
Commercial real estate	1	81
Residential mortgage	2	267
Consumer	1	30
Total	6	$750
Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses, and, therefore, not presented in the table below. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed Special Mention. Loans rated as Pass do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.
The following table presents the risk category of loans (excluding PCI loans) by class of loans at March 31, 2016 and December 31, 2015.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
March 31, 2016
Commercial and industrial	$2,075,347	$57,283	$44,312	$—	$2,176,942
Commercial real estate	6,136,061	71,897	97,016	—	6,304,974
Construction	622,460	857	10,242	—	633,559
Total	$8,833,868	$130,037	$151,570	$—	$9,115,475
December 31, 2015
Commercial and industrial	$2,049,752	$68,243	$36,254	$2,300	$2,156,549
Commercial real estate	5,893,354	79,279	96,899	—	6,069,532
Construction	596,530	1,102	10,062	—	607,694
Total	$8,539,636	$148,624	$143,215	$2,300	$8,833,775

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2016 and December 31, 2015:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2016
Residential mortgage	$2,875,896	$16,747	$2,892,643
Home equity	378,774	1,685	380,459
Automobile	1,187,620	122	1,187,742
Other consumer	444,247	—	444,247
Total	$4,886,537	$18,554	$4,905,091
December 31, 2015
Residential mortgage	$2,894,149	$17,930	$2,912,079
Home equity	389,721	2,088	391,809
Automobile	1,238,708	118	1,238,826
Other consumer	426,147	—	426,147
Total	$4,948,725	$20,136	$4,968,861
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2016 and December 31, 2015.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
March 31, 2016
Commercial and industrial	$351,442	$9,161	$360,603
Commercial real estate	1,266,695	13,470	1,280,165
Construction	141,319	1,179	142,498
Residential mortgage	205,928	3,243	209,171
Consumer	117,050	5,934	122,984
Total	$2,082,434	$32,987	$2,115,421
December 31, 2015
Commercial and industrial	$373,665	$10,277	$383,942
Commercial real estate	1,342,030	13,074	1,355,104
Construction	141,547	5,706	147,253
Residential mortgage	214,713	3,749	218,462
Consumer	129,891	5,819	135,710
Total	$2,201,846	$38,625	$2,240,471
Other real estate owned (OREO) totaled $14.7 million and $19.0 million (including $2.4 million and $5.0 million of OREO properties which are subject to loss-sharing agreements with the FDIC) at March 31, 2016 and December 31, 2015, respectively. OREO included foreclosed residential real estate properties totaling $7.2 million and $7.0 million at March 31, 2016 and December 31, 2015, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $13.3 million and $12.3 million at March 31, 2016 and December 31, 2015, respectively.

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

The following table summarizes the allowance for credit losses at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$105,415	$106,178
Allowance for unfunded letters of credit	2,260	2,189
Total allowance for credit losses	$107,675	$108,367

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$729	$—
Provision for unfunded letters of credit	71	—
Total provision for credit losses	$800	$—

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended March 31, 2016:
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$—	$106,178
Loans charged-off	(1,251)	(105)	(81)	(1,074)	—	(2,511)
Charged-off loans recovered	526	89	15	389	—	1,019
Net (charge-offs) recoveries	(725)	(16)	(66)	(685)	—	(1,492)
Provision for loan losses	375	464	(350)	240	—	729
Ending balance	$48,417	$48,454	$4,209	$4,335	$—	$105,415
Three Months Ended March 31, 2015:
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off	(753)	(150)	(49)	(714)	—	(1,666)
Charged-off loans recovered	1,051	460	114	319	—	1,944
Net recoveries (charge-offs)	298	310	65	(395)	—	278
Provision for loan losses	919	(1,494)	(1,066)	188	1,453	—
Ending balance	$44,893	$41,656	$4,092	$4,972	$7,018	$102,631

At December 31, 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses, including both changes to look-back periods for certain portfolios, as well as enhancements to its qualitative factor framework. The enhancements were meant to increase the level of precision in the allowance for credit losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolio segment (reported in the table above) at March 31, 2016. As such, the unallocated allowance has in essence been reallocated to the applicable portfolios based on the risks and uncertainties it was meant to capture.
The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2016 and December 31, 2015.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$3,578	$4,125	$1,267	$407	$9,377
Collectively evaluated for impairment	44,839	44,329	2,942	3,928	96,038
Total	$48,417	$48,454	$4,209	$4,335	$105,415
Loans:
Individually evaluated for impairment	$27,596	$85,345	$21,980	$2,658	$137,579
Collectively evaluated for impairment	2,149,346	6,853,188	2,870,663	2,009,790	13,882,987
Loans acquired with discounts related to credit quality	360,603	1,422,663	209,171	122,984	2,115,421
Total	$2,537,545	$8,361,196	$3,101,814	$2,135,432	$16,135,987
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$3,439	$3,671	$1,377	$295	$8,782
Collectively evaluated for impairment	45,328	44,335	3,248	4,485	97,396
Total	$48,767	$48,006	$4,625	$4,780	$106,178
Loans:
Individually evaluated for impairment	$25,714	$81,930	$22,612	$2,132	$132,388
Collectively evaluated for impairment	2,130,835	6,595,296	2,889,467	2,054,650	13,670,248
Loans acquired with discounts related to credit quality	383,942	1,502,357	218,462	135,710	2,240,471
Total	$2,540,491	$8,179,583	$3,130,541	$2,192,492	$16,043,107

Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2015	$20,517	$199,119	$314,260	$152,443	$686,339
Goodwill from business combinations	701	697	1,416	436	3,250
Balance at March 31, 2016	$21,218	$199,816	$315,676	$152,879	$689,589

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
Goodwill from business combinations, in the table above, includes the effect of the combined adjustments to the estimated fair values of the acquired assets (including core deposits presented in the table below) and liabilities as of the acquisition date of CNL, and goodwill related to the acquisition of certain assets from an independent insurance agency during the first quarter of 2016 (see Note 2 for further details). There was no impairment of goodwill during the three months ended March 31, 2016 and 2015.
The following table summarizes other intangible assets as of March 31, 2016 and December 31, 2015:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2016
Loan servicing rights	$65,176	$(48,934)	$(481)	$15,761
Core deposits	61,504	(33,406)	—	28,098
Other	4,087	(1,791)	—	2,296
Total other intangible assets	$130,767	$(84,131)	$(481)	$46,155
December 31, 2015
Loan servicing rights	$75,932	$(59,251)	$(289)	$16,392
Core deposits	62,714	(31,934)	—	30,780
Other	4,374	(2,664)	—	1,710
Total other intangible assets	$143,020	$(93,849)	$(289)	$48,882

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2016 and 2015.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2016 through 2020:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2016	$3,430	$4,156	$222
2017	3,624	4,842	280
2018	2,793	4,215	249
2019	2,075	3,671	235
2020	1,555	3,127	220

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, totaling approximately $2.8 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.
Note 11. Stock–Based Compensation
On April 28, 2016, Valley’s shareholders approved the new 2016 Long-Term Stock Incentive Plan (the "2016 Stock Plan") administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The purpose of the 2016 Stock Plan is to provide incentives to attract, retain and motivate officers and other key employees by providing a direct financial interest in Valley's continued success, and provide the flexibility to grant equity awards to non-employee directors as part of their compensation. The 2016 Stock Plan will also ensure that Valley has sufficient shares to meet its anticipated long-term equity compensation needs. Effective January 1, 2016, the 2.2 million of common shares remaining under Valley's 2009 Long-Term Stock Incentive Plan (the "2009 Stock Plan") became available for future grants under the 2016 Stock Plan. Accordingly, Valley will no longer grant new awards under the 2009 Stock Plan.
Under the 2016 Stock Plan Valley may award shares to its employees and non-employee directors up to 9.4 million shares of common stock (less one share for every share granted under the 2009 Stock Plan since December 31, 2015 and inclusive of shares available under the 2009 Stock Plan as of December 31, 2015) in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.

Valley awarded time-based restricted stock totaling 494 thousand shares and 459 thousand shares during the three months ended March 31, 2016 and 2015, respectively, to both executive officers and key employees of Valley. Valley also awarded 431 thousand shares of performance-based RSUs under the 2016 Stock Plan and 313 thousand shares of performance-based restricted stock during the three months ended March 31, 2016 and 2015, respectively, to certain executive officers (subject to shareholder approval of the 2016 Stock Plan). The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met.

The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The non-performance based awards have vesting periods ranging from three to six years. Generally, the restrictions on such awards lapse at an annual or bi-annual rate of one-third of the total award commencing with the first or second anniversary of the date of grant, respectively. The average grant date fair value of non-performance and performance-based restricted stock awarded during the three months ended March 31, 2016 was $8.72.

Valley recorded stock-based compensation expense of $2.4 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2016, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $18.7 million and will be recognized over an average remaining vesting period of approximately 3 years.
Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $205.2 million as of March 31, 2016. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $134.0 million, or 65.3 percent, are secured and, in the event of non-performance by the customer, Valley has rights to the underlying collateral, which include commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of March 31, 2016, Valley had a $735 thousand liability related to the standby letters of credit.
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

During the second quarter of 2014, Valley issued $25 million of market linked certificates of deposit through a broker dealer. The rate paid on these hybrid instruments is based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. This type of instrument is referred to as a "steepener" since it derives its value from the slope of the CMS curve. Valley has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract. Valley entered into a swap (with a total notional amount of $25 million) almost simultaneously with the deposit issuance where the receive rate on the swap mirrors the pay rate on the brokered deposits. The bifurcated derivative and the stand alone swap are both marked to market through other non-interest expense. Although these instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2016			December 31, 2015
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$732	$32,423	$907,000	$1,284	$24,823	$907,000
Fair value hedge interest rate swaps	12,385	1,404	133,158	7,658	1,306	133,209
Total derivatives designated as hedging instruments	$13,117	$33,827	$1,040,158	$8,942	$26,129	$1,040,209
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$35,903	$35,900	$715,043	$24,628	$24,623	$654,134
Mortgage banking derivatives	288	472	198,918	204	92	73,438
Total derivatives not designated as hedging instruments	$36,191	$36,372	$913,961	$24,832	$24,715	$727,572

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(2,971)	$(1,629)
Amount of loss recognized in other comprehensive income	(11,032)	(8,911)

The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three months ended March 31, 2016 and 2015. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $22.5 million and $17.6 million at March 31, 2016 and December 31, 2015, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $12.8 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Derivative - interest rate swaps:
Interest income	$(99)	$(54)
Interest expense	4,728	2,741
Hedged item - loans and long-term borrowings:
Interest income	$99	$54
Interest expense	(4,719)	(2,781)

The amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial for the three months ended March 31, 2016 and 2015.

The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(297)	$38

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of March 31, 2016, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $54.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At March 31, 2016, Valley had $65.0 million in collateral posted with its counterparties.
Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
March 31, 2016
Assets:
Interest rate caps and swaps	$49,020	$—	$49,020	$(13,117)	$—		$35,903
Liabilities:
Interest rate caps and swaps	$69,727	$—	$69,727	$(13,117)	$(56,610)		$—
Repurchase agreements	475,000	—	475,000	—	(475,000)	*	—
Total	$544,727	$—	$544,727	$(13,117)	$(531,610)		$—
December 31, 2015
Assets:
Interest rate caps and swaps	$33,570	$—	$33,570	$(8,942)	$—		$24,628
Liabilities:
Interest rate caps and swaps	$50,752	$—	$50,752	$(8,942)	$(41,810)		$—
Repurchase agreements	475,000	—	475,000	—	(475,000)	*	—
Total	$525,752	$—	$525,752	$(8,942)	$(516,810)		$—

*	Represents fair value of non-cash pledged investment securities.
Note 15. Tax Credit Investments

Valley’s tax credit investments are primarily related to investments promoting qualified affordable housing projects, and other investments related to community development and renewable energy sources. Some of these tax-advantaged investments support Valley’s regulatory compliance with the Community Reinvestment Act (CRA). Valley’s investments in these entities generate a return primarily through the realization of federal income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction of income tax expense.

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$31,370	$32,094
Other tax credit investments, net	64,141	70,681
Total tax credit investments, net	$95,511	$102,775
Other Liabilities:
Unfunded affordable housing tax credit commitments	$7,330	$7,330
Unfunded other tax credit commitments	6,165	12,545
Total unfunded tax credit commitments	$13,495	$19,875

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,065	$1,731
Other tax credit investment credits and tax benefits	3,268	3,618
Total reduction in income tax expense	$4,333	$5,349
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$584	$677
Affordable housing tax credit investment impairment losses	140	488
Other tax credit investment losses	74	297
Other tax credit investment impairment losses	6,466	3,034
Total amortization of tax credit investments recorded in non-interest expense	$7,264	$4,496
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015, include, but are not limited to:

•	weakness or a decline in the U.S. economy, in particular in New Jersey, New York Metropolitan area (including Long Island) and Florida;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	less than expected cost savings from the maturity, modification or prepayment of long-term borrowings that mature through 2022;

•	further prepayment penalties related to the early extinguishment of high cost borrowings;

•	less than expected cost savings in 2016 and 2017 from Valley's branch efficiency and cost reduction plans;

•	lower than expected cash flows from purchased credit-impaired loans;

•	claims and litigation pertaining to fiduciary responsibility, contractual issues, environmental laws and other matters;

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

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;

•	unanticipated credit deterioration in our loan portfolio;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	an unexpected decline in real estate values within our market areas;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2016, Valley had consolidated total assets of approximately $21.7 billion, total net loans of $16.0 billion, total deposits of $16.4 billion and total shareholders’ equity of $2.2 billion. Our commercial bank operations include branch office locations in northern and central New Jersey and the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island and Florida. Of our current 226 branch network, 65 percent, 19 percent and 16 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

Valley’s most recent bank acquisition was completed on December 1, 2015 when Valley acquired CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, and $1.2 billion in deposits, after purchase accounting adjustments, and a branch network of 16 offices on the date of its acquisition by Valley. The CNL acquisition increased Valley's Florida branch network (originally established in 2014) to a total of 36 branches covering most major markets in central and southern Florida. In late February 2016, we completed the full systems integration of CNLBank's operations into Valley and realized the related staffing efficiencies effective April 1, 2016. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2015 for more details regarding our acquisition of CNL and other past merger activity.
Quarterly Results. Net income for the first quarter of 2016 was $36.2 million, or $0.14 per diluted common share, compared to $30.3 million, or $0.13 per diluted common share, for the first quarter of 2015. The $5.9 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $16.1 million increase in our net interest income mostly due to higher average loan balances (due to both acquired loans and organic growth) and the prepayment and maturity of $845 million and $155 million of high cost long-term borrowings in the fourth quarter of 2015 and first quarter of 2016, respectively, and (ii) a $2.8 million increase in non-interest income mostly caused by changes in our FDIC loss-share receivable due to the expiration of certain FDIC loss-sharing agreements in March 2015 and an increase in net gains on sales of residential mortgage loans, partially offset by (iii) a $10.1 million increase in non-interest expense mostly due to higher salary and employee benefit expense, net occupancy and equipment expense, and other expenses related to the December 2015 acquisition of CNL and higher amortization of tax credit investments, and (iv) moderate increases in both the provision for credit losses and income tax expense. See the "Net Interest Income," "Non-Interest Income," and "Non-Interest Expense" sections below for more details on the items above impacting our first quarter 2016 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview and Indicators. During the first quarter of 2016, real gross domestic product grew at a 0.5 percent annual rate after advancing 1.4 percent in the fourth quarter of 2015. The strong pace of hiring persisted, investment in residential structures improved further and personal consumption (especially for services) remained solid. Business fixed investment however remained weak as certain sectors of the economy, particularly in the oil and gas and mining industries, continued to struggle with the effect of lower commodity prices.

During the quarter, the labor market continued to improve as job growth remained strong and the underutilization of labor resources diminished. The civilian unemployment rate ended the quarter at 5.0 percent. During April 2016, the unemployment rate remained unchanged from March, however, job creation slowed as employers digested the weak economic expansion data reported during the first quarter of 2016.

The pace of U.S. existing home sales increased during the first quarter of 2016 as compared to the same period a year ago. Home sales are expected to rise from current levels as market conditions remain favorable. Solid gains in payroll employment and higher levels of equity prices should support the market; however, low levels of home inventory and tepid wage growth may weigh on sales.

Compared to the linked fourth quarter of 2015, consumer spending decelerated in the first quarter of 2016. Sales for motor vehicles were also lower despite the continued low level of gas and other energy prices. However, consumer spending should be supported in the second quarter of 2016 and through the second half of the year as home and equity valuations have increased compared to the end of 2015.

The Federal Reserve’s Open Market Committee (FOMC) increased the target range of the federal funds rate by 25 basis points to 0.25 to 0.50 percent at its December 2015 meeting. The FOMC maintained the target range for the federal funds rate at 0.25 to 0.50 percent in their April 2016 meeting, acknowledging that economic activity appears to have slowed somewhat. In determining future policy actions, the FOMC will assess progress (both realized and expected) toward its objectives of maximum employment and two percent inflation. The FOMC has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions throughout the remainder of 2016. The FOMC has continued to emphasize that any additional change in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the first quarter at 1.78 percent, 49 basis points lower compared with December 31, 2015. The spread between the 2- and 10-year U.S. Treasury note yields ended the first quarter of 2016 at 1.05 percentage points, and was 16 basis points and 33 basis points lower than compared to the fourth quarter of 2015 and first quarter of 2015, respectively.

During the first quarter of 2016, we continued to see increased demand primarily for commercial real estate loans in the first quarter of 2016 throughout our primarily markets, including our expanded operations in Florida. However, new loan volumes in other areas, such as such automobile and home equity loans have slowed despite the relatively low levels of market interest rates. Contraction of the rate spreads between long- and short-term interest rates coupled with the repayment of higher rate financial instruments on our balance sheet may continue to weigh on our net interest income and margin in future periods. Additionally, the moderate pace of economic activity and the decrease in job growth reported during the early stages of the second quarter may also challenge our business operations and results, as we have highlighted in remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Selected Economic Indicators:
Unemployment rate:
U.S.	5.00%	5.00%	5.10%	5.30%	5.50%
New York Metro Region (1)	4.70	4.40	5.10	5.60	6.50
New Jersey	4.40	5.10	5.60	6.10	6.50
New York	4.80	4.80	5.10	5.50	5.70
Miami-Fort Lauderdale Metro Region	4.90	5.00	5.70	5.60	5.30
Florida	4.90	5.00	5.20	5.50	5.70
	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
2-year U.S. Treasury rate (2)	0.84%	0.84%	0.69%	0.61%	0.60%
10-year U.S. Treasury rate (2)	1.91	2.19	2.22	2.16	1.97
Real Gross Domestic Product (3)	0.50	1.40	2.00	3.90	0.60
Change in personal income (4) :
New Jersey	NA	3.8	4.44	4.27	3.87
New York	NA	3.6	4.59	4.59	3.44
Florida	NA	4.8	5.35	5.19	5.16
Homeowner vacancy rates:
New Jersey	1.80	1.40	1.40	1.80	1.80
New York	2.20	2.40	1.60	1.90	2.20
Florida	2.30	2.70	2.60	1.90	2.20
Number of U.S. regional existing home sales (5) :
Northeast census region	696,667	733,333	720,000	676,667	613,333
South census region	2,226,667	2,120,000	2,210,000	2,146,667	2,123,333
Number of building permits authorized for new homes (2) :
New Jersey	2,594	2,893	2,159	3,449	2,092
New York	2,345	5,495	2,982	10,387	3,891
Florida	8,619	10,141	9,003	8,374	8,046

NA—not available

(1)	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

(2)	Quarterly average for the period presented.

(3)	Quarterly, compounded annual rate of change.

(4)	Quarterly average, year over year percent change.
Loans. Loans increased by $92.9 million, or 2.3 percent on an annualized basis, to $16.1 billion at March 31, 2016 from December 31, 2015 largely due to a $181.6 million net increase in total commercial real estate loans and continued growth in collateralized personal lines of credit within the other consumer loans category, partially offset by decreases in the automobile, residential mortgage and home equity loan portfolios. Total new organic loan originations, excluding new lines of credit, totaled approximately $640 million mostly in the commercial loan categories during the first quarter of 2016. The new loan volumes were largely offset by a high level of loan repayment (partly due to credit risk considerations), including a $125.1 million decline in the acquired purchased credit-impaired (PCI) loan portion of the portfolio primarily due to larger loan repayments (some resulting from credit risk considerations by management). Total commercial real estate loan growth, totaling 8.9 percent on an annualized basis, compared to the total balance at December 31, 2015, was partly due to solid organic loan volumes from our Florida markets and purchased loan participations in the latter part of the first quarter, consisting of multi-family loans within our local market. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. All of the loans acquired from CNL in the fourth quarter of 2015 are accounted for as PCI loans. As of March 31, 2016, PCI loans totaled $2.1 billion and represented approximately 13.1 percent of our total loan portfolio.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans moderately increased to 0.61 percent at March 31, 2016 compared to 0.55 percent at December 31, 2015 largely due to an increase in loans past due 30 to 59 days. Total loans past due 30 to 59 days increased $10.4 million due to increases in the residential mortgage loan and commercial and industrial loan categories, partially offset by better performance in all of the other loan categories. Non-accrual loans moderately increased to $62.6 million, or 0.39 percent of our entire loan portfolio of $16.1 billion, at March 31, 2016 as compared to $62.1 million, or 0.39 percent of total loans, at December 31, 2015. Overall, our non-performing assets (including non-accrual loans) decreased by 0.8 percent to $77.6 million at March 31, 2016 as compared to $78.2 million at December 31, 2015 mostly due to a 8.8 percent decline in other real estate owned to $12.4 million.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the somewhat unpredictable direction of the U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of March 31, 2016. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the first quarter of 2016 remained relatively unchanged as compared to the fourth quarter of 2015. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended March 31, 2016, while savings, NOW and money market accounts were 51 percent and time deposits were 19 percent. Overall, average deposits totaling $16.4 billion for the first quarter of 2016 increased by $859.1 million as compared to the fourth quarter of 2015 due, in large part, to a full quarter of the assumed deposit balances totaling approximately $1.2 billion from the CNL acquisition on December 1, 2015, as well as increased volumes in non-interest deposits, savings, and money market accounts during the first quarter of 2016. Average time deposits decreased $26.9 million to $3.1 billion for the first quarter of 2016 compared to the fourth quarter of 2015 mainly due to continued run-off of promotional retail certificates of deposit.

Average short-term borrowings increased $643.9 million, or 154.4 percent, to $1.1 billion for the three months ended March 31, 2016 as compared to the fourth quarter of 2015 mostly due to a short-term liquidity funding strategy implemented in December 2015 which included $526 million of FHLB advances, new FHLB advances of $155 million issued in March 2016, as well as short-term borrowings assumed from CNL.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased $258.8 million, or 12.5 percent, to $1.8 billion for the first quarter of 2016 from $2.1 billion for the fourth quarter of 2015 largely due to the aforementioned prepayment and maturity of $845 million and $155 million of long-term borrowings during the fourth quarter of 2015 and first quarter of 2016, partially offset by long-term borrowings assumed from CNL.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Return on average assets	0.67%	0.64%
Return on average shareholders’ equity	6.52	6.49
Return on average tangible shareholders’ equity (ROATE)	9.75	9.66

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Net income	$36,187	$30,341
Average shareholders’ equity	2,219,570	1,869,754
Less: Average goodwill and other intangible assets	(735,438)	(613,556)
Average tangible shareholders’ equity	$1,484,132	$1,256,198
Annualized ROATE	9.75%	9.66%

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
Net Interest Income
Net interest income on a tax equivalent basis totaling $150.1 million for the first quarter of 2016 increased $64 thousand and $16.1 million from the fourth quarter of 2015 and first quarter of 2015, respectively. Interest income on a tax equivalent basis remained relatively unchanged at $187.6 million for the first quarter of 2016 as compared to the fourth quarter of 2015 as increases in the interest income from our taxable investments, excess overnight cash liquidity (primarily interest bearing balances held at the Federal Reserve Bank of New York) and PCI loans acquired from CNL were largely offset by a decrease in the yield on total average loans and, to a much lesser extent, one less day during the first quarter of 2016. The decline in yield on average loans for the first quarter of 2016 as compared to the linked fourth quarter was due, in part, to lower periodic fee income from derivative interest rate swaps executed with commercial lending customers, lower commercial lending prepayment penalty fees, as well as a decrease in interest income from certain PCI loan pools acquired before 2014, including periodic recovery income from closed ("zero balance") PCI loan pools. Interest expense decreased $104 thousand and $1.5 million to $37.4 million for the three months ended March 31, 2016 as compared to the fourth quarter of 2015 and first quarter of 2015, respectively. The decrease in interest expense from the linked fourth quarter was primarily driven by a $258.8 million decrease in average long-term borrowings, a 1 basis point decrease in the cost of average time deposits and one less day during the first quarter of 2016. The gross positive impact of these items was largely offset by an increase in interest expense on savings, NOW and money markets and short-term borrowings. These increased costs were mainly due to (1) higher average brokered money market account balances and short-term securities sold under agreements to repurchase (repos) used to partially fund the prepayment of $845 million in high cost long-term borrowings during the fourth quarter of 2015, (2) additional costs related to $526 million in FHLB advances issued in late December 2015 to take advantage of a FHLB program that allowed us to reduce a portion of the prepayment penalty incurred in the fourth quarter of 2015, as well as (3) short-term FHLB advances issued to fund the repayment of maturing FHLB advances (with a weighted average interest rate of 4.66 percent) totaling $155 million in early March 2016.
Average interest earning assets increased to $19.5 billion for the first quarter of 2016 as compared to approximately $16.7 billion for the first quarter of 2015 largely due to the acquired loans and investments totaling $825.5 million and $327.3 million, respectively, in the acquisition of CNL on December 1, 2015, as well as strong organic and purchased loan growth over the last twelve month period. The broad-based loan growth within several loan categories since March 31, 2015 was largely supplemented by purchases of loan participations in multi-family loans and 1-4 family loans totaling a combined $1.2 billion primarily from local third party originators during the last twelve months ended March 31, 2016. Compared to the fourth quarter of 2015, average interest earning assets increased by $1.3 billion from $18.2 billion largely due to the aforementioned CNL acquisition, purchased loan participations and loans of approximately $200 million and $142 million within commercial real estate and residential mortgage loans, respectively, as well as organic origination volumes in several loan categories during the six months ended March 31, 2016. As a result of the loan growth over the last six months, average loans increased $650.1 million from the fourth quarter of 2015, while our average investments increased $438.1 million largely due to short-term U.S. Treasury securities classified as available for sale totaling $500 million purchased in late December 2015 and the securities assumed from CNL.
Average interest bearing liabilities increased $1.7 billion to $14.3 billion for the first quarter of 2016 as compared to the first quarter of 2015 mainly due to deposits and other borrowings totaling $1.2 billion and $147.8 million, respectively, assumed in the acquisition of CNL during the fourth quarter of 2015, and a short-term funding strategy consisting of $526 million in short-term FHLB advances issued in late December 2015. Compared to the fourth quarter of 2015, average interest bearing liabilities increased $967.6 million in the first quarter of 2016 mostly due to the CNL deposits and borrowings and the increased use of short-term FHLB advances, partially offset by a moderate decline in average time deposits. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
The net interest margin on a tax equivalent basis of 3.08 percent for the first quarter of 2016 decreased 22 basis points and 12 basis points as compared to the fourth quarter of 2015 and the first quarter of 2015, respectively. The yield on average interest earning assets also decreased by 27 basis points on a linked quarter basis. The lower yield was mainly a result of the aforementioned decrease in the yield on average loans to 4.15 percent for the first quarter of 2016 and, to a lesser extent, a higher percentage of low yielding overnight cash liquidity (partially due to the timing of loan repayments and new loan volumes) comprising our total average interest earning assets during the first quarter of 2016. The decrease in loan yield was partly caused by a $5.6 million aggregate decline in periodic derivative fee income, and interest recovery income from PCI loans and commercial prepayment fees. Additionally, certain PCI loan pools experienced a decline in yield due to extended duration mostly caused by decreased loan prepayments coupled with improved credit quality. While the currently forecasted duration of the loans negatively impacted the linked quarter yield comparison, the longer duration loans are expected to ultimately benefit future periods with additional income from these pools. Our yield on average taxable and non-taxable investment securities decreased by 27 basis points and 21 basis points during the first quarter of 2015, respectively, as compared to the fourth quarter of 2015, largely due to the aforementioned low-yielding U.S. Treasury securities purchased in late December 2015 and non-taxable investment securities acquired from CNL. Additionally, the increase in average federal funds sold and other interest bearing deposits both in terms of total balances and as a percentage of the mix of average interest earning assets for the first quarter of 2016 as compared to the fourth quarter of 2015 had a negative impact on our net interest margin due to the current low yielding nature of the asset category. The overall cost of average interest bearing liabilities decreased by 8 basis points from 1.12 percent in the linked fourth quarter of 2015 primarily due to the aforementioned prepayment and maturities of high cost long-term borrowings during the fourth quarter of 2015 and the first quarter of 2016, the run-off of some higher rate retail certificates of deposit and one less day during the first quarter. Our cost of total deposits increased 2 basis points to 0.46 percent for the first quarter of 2016 as compared to the three months ended December 31, 2015.

The expected future level of our net interest margin is subject to a multitude of conditional, and sometimes unpredictable, factors that can impact the actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of market interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market rates were to, while not expected, actually decline below current levels, as well as the negative impact on interest expense from certain cash flow hedge derivative transactions related to our borrowings. However, we continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our net interest margin and overall returns. The aforementioned March 2016 maturity of borrowings and an additional $102 million of high cost borrowings that will partly mature in April and July 2016 are expected to benefit both our future net interest income and margin. Additionally, potential future loan growth from solid loan demand in our primary markets (that has continued into the early stages of the second quarter of 2016) is anticipated to positively impact our future net interest income.

The following table reflects the components of net interest income for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$15,993,543	$166,075	4.15%	$15,343,468	$167,417	4.36%	$13,569,031	$150,488	4.44%
Taxable investments (3)	2,497,986	15,479	2.48	2,076,720	14,281	2.75	2,285,155	16,671	2.92
Tax-exempt investments (1)(3)	569,265	5,677	3.99	552,471	5,797	4.20	540,838	5,557	4.11
Federal funds sold and other interest bearing deposits	426,676	357	0.33	243,361	133	0.22	343,875	220	0.26
Total interest earning assets	19,487,470	187,588	3.85	18,216,020	187,628	4.12	16,738,899	172,936	4.13
Allowance for loan losses	(107,039)			(106,540)			(104,381)
Cash and due from banks	296,721			287,387			435,276
Other assets	2,013,099			1,862,536			1,783,224
Unrealized losses on securities available for sale, net	(9,973)			(1,981)			(2,993)
Total assets	$21,680,278			$20,257,422			$18,850,025
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,334,289	$9,243	0.44%	$7,724,927	$7,331	0.38%	$7,143,643	$5,995	0.34%
Time deposits	3,127,842	9,585	1.23	3,154,781	9,795	1.24	2,757,077	7,974	1.16
Total interest bearing deposits	11,462,131	18,828	0.66	10,879,708	17,126	0.63	9,900,720	13,969	0.56
Short-term borrowings	1,061,011	1,872	0.71	417,097	492	0.47	128,085	94	0.29
Long-term borrowings (4)	1,812,556	16,744	3.70	2,071,323	19,930	3.85	2,569,864	24,836	3.87
Total interest bearing liabilities	14,335,698	37,444	1.04	13,368,128	37,548	1.12	12,598,669	38,899	1.24
Non-interest bearing deposits	4,918,463			4,641,768			4,209,827
Other liabilities	206,547			178,442			171,775
Shareholders’ equity	2,219,570			2,069,084			1,869,754
Total liabilities and shareholders’ equity	$21,680,278			$20,257,422			$18,850,025
Net interest income/interest rate spread (5)		$150,144	2.81%		$150,080	3.00%		$134,037	2.89%
Tax equivalent adjustment		(1,991)			(2,034)			(1,951)
Net interest income, as reported		$148,153			$148,046			$132,086
Net interest margin (6)			3.04%			3.25%			3.16%
Tax equivalent effect			0.04%			0.05%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.08%			3.30%			3.20%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2016 Compared to March 31, 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$25,626	$(10,039)	$15,587
Taxable investments	1,463	(2,655)	(1,192)
Tax-exempt investments*	287	(167)	120
Federal funds sold and other interest bearing deposits	60	77	137
Total increase (decrease) in interest income	27,436	(12,784)	14,652
Interest Expense:
Savings, NOW and money market deposits	1,109	2,139	3,248
Time deposits	1,117	494	1,611
Short-term borrowings	1,491	287	1,778
Long-term borrowings and junior subordinated debentures	(7,038)	(1,054)	(8,092)
Total (decrease) increase in interest expense	(3,321)	1,866	(1,455)
Total increase (decrease) in net interest income	$30,757	$(14,650)	$16,107

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Trust and investment services	$2,440	$2,494
Insurance commissions	4,708	4,205
Service charges on deposit accounts	5,103	5,290
Gains on securities transactions, net	271	2,416
Fees from loan servicing	1,594	1,603
Gains on sales of loans, net	1,795	598
(Losses) gains on sales of assets, net	(10)	281
Bank owned life insurance	1,963	1,764
Change in FDIC loss-share receivable	(560)	(3,920)
Other	4,144	3,914
Total non-interest income	$21,448	$18,645

Net gains on securities transactions decreased $2.1 million for the three months ended March 31, 2016 as compared with the same quarter in 2015 due to an immaterial amount of investment securities sold during the first quarter 2016. Gross gains during the first quarter of 2015 related to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million during the first quarter of 2015. The sales of these securities were primarily due to an investment portfolio re-balancing during the first quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Net gains on sales of loans increased $1.2 million for the three months ended March 31, 2016 as compared to the same quarter in 2015 largely due to a higher volume of residential mortgage loans originated for sale during the first quarter 2016 coupled with the successful promotion of our low fixed cost mortgage and refinance programs. During the first quarter 2016, we sold $54 million of fixed-rate residential mortgage loans as compared to $31 million in the first quarter 2015. Our decision to either sell or retain our mortgage loan production is dependent upon, among other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A above.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements from FDIC-assisted transactions, including loss-sharing agreements acquired from 1st United on November 1, 2014. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” and it is included in "Other assets" on Valley's consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to net reductions of $560 thousand and $3.9 million in non-

interest income for the three months ended March 31, 2016 and 2015, respectively. The majority of the larger reduction in both the receivable and non-interest income during three months ended March 31, 2015 related to the prospective adjustment to the receivable for better than originally estimated cash flows on certain pools of covered loans since the acquisition. These prospective adjustments were recognized only through the March 2015 expiration date of the related commercial loan loss-sharing agreements from Valley's 2010 FDIC-assisted transactions.

See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Salary and employee benefits expense	$60,259	$56,712
Net occupancy and equipment expense	22,789	22,200
FDIC insurance assessment	5,099	3,792
Amortization of other intangible assets	2,849	2,393
Professional and legal fees	3,895	3,341
Amortization of tax credit investments	7,264	4,496
Telecommunications expense	2,386	2,006
Other	13,684	13,178
Total non-interest expense	$118,225	$108,118

Salary and employee benefits expense increased $3.5 million for the three months ended March 31, 2016 as compared to the first quarter in 2015 largely due to additional staffing expenses related to our acquisition of CNL on December 1, 2015. During the second quarter of 2016, we anticipate an expense reduction in this category due to the full systems integration of CNL's operations into Valley in late February 2016 and the related CNL staffing reductions effective April 1, 2016, and, to a much lesser extent, efficiencies gained through the continued branch consolidation and other operational cost reductions.

Net occupancy and equipment expenses increased $589 thousand for the three months ended March 31, 2016 as compared to the first quarter of 2015 mainly due to higher depreciation and rental expenses related to the 16-branch network acquired from CNL, partially offset by lower seasonal cleaning and maintenance expenses during the first quarter of 2016 as snow conditions were more favorable in the Northeast region.

FDIC insurance assessments increased $1.3 million for the three months ended March 31, 2016 as compared to the same quarter in 2015 largely due to our growth resulting from the CNL acquisition.

Amortization of tax credit investments increased $2.8 million for the three months ended March 31, 2016 as compared to the first quarter in 2015 mainly due to additional purchases of tax-advantaged investments during the last nine months of 2015. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 15 for more details regarding our tax credit investments.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 69.71 percent for the three months ended March 31, 2016 as compared to 71.73 percent for the same quarter in 2015. The improved efficiency ratio for the first quarter of 2016 was mainly caused by an increase in net interest income. However, our overall efficiency ratio is negatively impacted by the amortization of tax credit investments within non-interest expense and the change in the FDIC loss-share receivable within non-interest income. Exclusive of the amortization of tax credit investments and the change in the FDIC loss-share receivable totaling $7.8 million and $8.4 million for the three months ended March 31, 2016 and 2015, respectively, our efficiency ratio would have been 65.21 percent and 67.00 percent, respectively, for the same periods of 2016 and 2015.

We believe the efficiency ratio, which is a non-GAAP financial measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Branch Efficiency and Cost Reduction Plans

In the second quarter of 2015, we disclosed a branch efficiency plan to "right-size" our branch network. We, like many in the banking industry, have experienced a significant decline in branch foot traffic as the emergence of self-service technology continues to reshape the banking industry. In response to these shifts in customer preference we have invested in new delivery channels and systems that will modernize the branch banking experience. Mobile banking, remote deposit, enhanced ATMs, online account opening, cash recyclers and complementary online services are part of our modernization plan and will redefine the traditional banking experience at Valley.

As a result of our reviews and the evolution of banking in general, our current plan included the closure and consolidation of 28 branch locations based upon our continuous evaluation of customer delivery channel preferences, branch usage patterns, and other factors. As of March 31, 2016, 14 of the 28 branches were closed (a mix of leased and owned properties mostly of New Jersey locations), including 1 branch closed during the first quarter of 2016. The remaining 14 branches currently identified under the plan are expected to be closed by June 30, 2016. We estimate that the 28 branch closures will result in an annualized reduction of approximately $10 million in ongoing operating expenses, of which 45 percent or more should be realized by the end of 2016.

We will continue to evaluate the operational efficiency of our entire branch network (consisting of 124 leased and 102 owned office locations at March 31, 2016) to ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.

In addition to the branch closures, Valley commenced a cost reduction plan in the fourth quarter of 2015 aimed at achieving operational efficiencies through streamlining various aspects of Valley's business model, staff reductions and further utilization of technological enhancements. These measures are currently on track to save $5 million in pre-tax operating expenses for the full year of 2016, and to increase these savings to approximately $8 million in 2017. These measures are exclusive of the aforementioned CNL staffing reductions effective April 1, 2016.
Income Taxes

Income tax expense was $14.4 million for the three months ended March 31, 2016 reflecting an effective tax rate of 28.5 percent, as compared to income tax benefit of $11.0 million for the fourth quarter of 2015 and income tax expense of $12.3 million for the first quarter of 2015 reflecting an effective tax rate of 28.8 percent. The increase in income tax expense during the first quarter of 2016 as compared to the fourth quarter of 2015 was largely due to several items during the fourth quarter, including (i) lower pre-tax income largely caused by debt prepayment penalties totaling $51.1 million and (ii) additional tax credits of $9.4 million, partially offset by (iii) a charge of $6.4 million mostly caused by the effect of the CNL acquisition and the debt prepayment penalties on the valuation of our deferred tax assets.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2016, we anticipate that our effective tax rate will range from 27 percent to 30 percent primarily reflecting the impacts of tax-exempt income, tax-advantaged investments and general business credits.
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

The following tables present the financial data for each business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,195,629	$10,797,914	$3,493,927	$—	$19,487,470
Income (loss) before income taxes	14,101	43,867	4,003	(11,395)	50,576
Annualized return on average interest earning assets (before tax)	1.09%	1.63%	0.46%	N/A	1.04%

	Three Months Ended March 31, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,503,490	$9,065,541	$3,169,868	$—	$16,738,899
Income (loss) before income taxes	10,659	33,623	4,559	(6,228)	42,613
Annualized return on average interest earning assets (before tax)	0.95%	1.48%	0.58%	N/A	1.02%
Consumer Lending

This segment, representing approximately 32.5 percent of our loan portfolio at March 31, 2016, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 19.2 percent of our loan portfolio at March 31, 2016) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 7.4 percent of total loans at March 31, 2016) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average interest earning assets in this segment increased $692.1 million to $5.2 billion for the three months ended March 31, 2016 as compared to the first quarter of 2015. The increase was due, in part, to the purchase of 1-4 family residential loans totaling $488 million from third party originators over the last 12-month period, as well as continued solid organic growth in secured personal lines of credit. At March 31, 2016, our consumer lending portfolio also included $123.7 million of PCI loans (mostly consisting of residential mortgage loans and home equity loans) acquired from CNL during the fourth quarter of 2015.

Income before income taxes generated by the consumer lending segment increased $3.4 million to $14.1 million for the first quarter of 2016 as compared to $10.7 million for the first quarter of 2015 largely due to a $3.9 million increase in net interest income after provision for credit losses. The increase in net interest income as compared to the same period one year ago was mainly due to higher average loan balances caused by the aforementioned loan activity since March 31, 2015. Non-interest income also increased $1.5 million for the first quarter of 2016 as compared to same period in 2015 mainly due to a $1.2 million increase in net gains on sales of loans caused by a higher level of sales volumes during first quarter of 2016. These increases were partially offset by an increase in internal transfer expense totaling $1.7 million as compared to the first quarter of 2015.

The net interest margin on the consumer lending portfolio decreased 1 basis point to 2.79 percent for the first quarter of 2016 as compared to the same quarter one year ago. The decrease was a result of a 16 basis point decline in yield on average loans, partially offset by a 15 basis point decrease in the costs associated with our funding sources. The decrease in yield on average loans was largely caused by purchase, new and refinanced loan volumes that remain at relatively low interest rates as compared to the overall yield of our loan portfolio, as well as repayment of higher yielding loans, including PCI loans. The decrease in our cost of funds was primarily due to the lower cost of our average long-term borrowings driven by the prepayment and maturity of high cost borrowings totaling $845 million and $155 million in the fourth quarter of 2015 and March 2016, respectively, as well as continued run-off of higher cost certificates of deposits over the last twelve months.
Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.5 billion and represented 15.7 percent of the total loan portfolio at March 31, 2016. Commercial real estate loans and construction loans totaled $8.4 billion and represented 51.8 percent of the total loan portfolio at March 31, 2016.

Average interest earning assets in this segment increased $1.7 billion to $10.8 billion for the three months ended March 31, 2016 as compared to the first quarter of 2015. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers, purchases of participations in multi-family loans (mostly in New York City) totaling over $748 million over the last 12 months, as well as $681 million of PCI loans acquired from CNL.

For the three months ended March 31, 2016, income before income taxes for the commercial lending segment increased $10.2 million to $43.9 million as compared to the first quarter of 2015 mostly due to an increase in both net interest income and non-interest income, partially offset by an increase in internal transfer expense. Net interest income increased $11.7 million to $101.5 million for the first quarter of 2016 as compared to the same period in 2015 largely due to the aforementioned organic, purchased and acquired loan growth over the last 12 months. Non-interest income increased $2.8 million as compared to the first quarter of 2015 largely due to the positive aggregate effect of changes in the FDIC loss-share receivable. See the "Non-interest income" section above for further details. Internal transfer expense increased $4.5 million during the first quarter of 2016 as compared to the same period in 2015 due, in part, to the acquisition of CNL.

The net interest margin for this segment decreased 20 basis points to 3.76 percent for the first quarter of 2016 as compared to the same quarter one year ago as a result of a 35 basis point decline in yield on average loans, partially offset by a 15 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as lower reforecasted yields on certain PCI loan pools.
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

Average interest earning assets in this segment increased $324.1 million during the first quarter of 2016 as compared to the first quarter of 2015. The increase was due, in part, to $500 million of short-term U.S. Treasuries purchased in December 2015, $327.3 million of investment securities acquired from CNL, and a $82.8 million increase the average federal funds sold and other interest bearing deposit balances, partially offset by reinvestment of normal repayments of investment securities over the last 12 months into the commercial and consumer lending segments.

For the quarter ended March 31, 2016, income before income taxes for the investment management segment decreased approximately $556 thousand to $4.0 million compared to the first quarter in 2015 due, in part, to a $306 thousand decrease in net interest income. The decline in net interest income was mainly driven by normal principal repayments of higher yielding securities, the purchases of new investments at lower current market yields (including the aforementioned U.S. Treasury securities), and a greater mix of total average earning assets held in low yielding overnight deposits. Additionally, internal transfer expense increased $485 thousand to $12.9 million during the first quarter of 2016 as compared to the first quarter of 2015, partially offset by a $199 thousand increase in non-interest income to approximately $2.0 million for the same period of 2016.

The net interest margin for this segment decreased 22 basis points to 1.75 percent for the first quarter of 2016 as compared to the same quarter one year ago largely due to a 37 basis point decrease in the yield on average investments, partially offset by a 15 basis point decrease in costs associated with our funding sources.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The pre-tax net loss for the corporate segment increased $5.2 million to $11.4 million for the three months ended March 31, 2016 as compared to $6.2 million for the three months ended March 31, 2015 mainly due to a $10.0 million increase in non-interest expense and a $1.7 million decrease in non-interest income, partially offset by a $6.6 million increase in internal transfer income as compared to the first quarter of 2015. The increase in non-interest expense related to increases in several general expense categories, including, but not limited to, salary and employee benefits expense related to the acquisition of the CNL, amortization of tax credit investments, and net occupancy and equipment expense. Non-interest income declined mainly due to a $2.1 million decrease in net gains on securities transactions for the three months ended March 31, 2016 as compared with the same period in 2015. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections above.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2016. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2016. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2016. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2016 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2016. The model also utilizes an immediate parallel shift in the market interest rates at March 31, 2016.

The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table below due to the frequency and timing of changes in interest rates and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and interest rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income*
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(6,586)	(1.08)%
+100	(1,823)	(0.30)
–100	(5,107)	(0.84)

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 0.30 percent. The asset sensitivity of our balance sheet to such a move in interest rates at March 31, 2016 decreased as compared to December 31, 2015 (which was an increase of 1.26 percent in net interest income over a 12 month period). Future changes in the overall mix of Valley's fixed and variable interest earning assets and interest bearing liabilities, as well as other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the prime rate (as reported by The Wall Street Journal) or the three-month LIBOR rate. We have 10 cash flow hedge interest rate swaps with a total notional value of $755 million at March 31, 2016 that currently pay fixed and receive floating rates, as well as 1 interest rate cap with a total notional value of $125 million. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the three months ended March 31, 2016. We expect this negative trend to continue into the foreseeable future due to the moderate pace of the Federal Reserve’s current monetary policies designed to impact the level of market interest rates. See Note 13 to the consolidated financial statements for further details on our derivative transactions.

Despite the negative impact of such derivative transactions, the possibility of an improving U.S. economy, an additional $102 million in high cost borrowings that mature in April and July 2016, and solid commercial lending demand and approved new loan pipelines seen in the early stages of the second quarter of 2016 could all benefit our future net interest income.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposit $100 thousand and over, federal funds purchased, repurchase agreements and FHLB advances) greater than 50 percent of total assets. The Bank was in compliance with the foregoing policies at March 31, 2016.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.1 billion, representing 10.6 percent of earning assets, at March 31, 2016 and $2.1 billion, representing 10.7 percent of earning assets, at December 31, 2015. Of the $2.1 billion of liquid assets at March 31, 2016, approximately $497.6 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $715 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2016) are projected to be approximately $4.3 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal funds, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $14.7 billion and $13.0 billion for the first quarter of 2016 and for the year ended December 31, 2015, respectively, representing 75.4 percent and 74.7 percent of average earning assets for the same respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $750 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $350 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at March 31, 2016. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2016, our borrowing capacity under the Federal Reserve's discount window was $920.8 million.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Our short-term borrowings increased $93.6 million to $1.2 billion at March 31, 2016 as compared to December 31, 2015 due to a $155.0 million increase in FHLB advances, partially offset by a $50.0 million decrease in overnight federal funds purchased and lower repo balances.

Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio

As of March 31, 2016, we had approximately $1.6 billion and $1.5 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks at March 31, 2016. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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
Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than temporary impairment on our investment securities in future periods. See our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding our impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2016.

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,160,489	$41,120	$(3,662)	$1,197,947
AA Rated	249,581	13,980	—	263,561
A Rated	41,453	3,693	—	45,146
Non-investment grade	3,778	13	(94)	3,697
Not rated	163,165	48	(13,340)	149,873
Total investment securities held to maturity	$1,618,466	$58,854	$(17,096)	$1,660,224
Available for sale investment grades:*
AAA Rated	$1,244,076	$9,505	$(2,774)	$1,250,807
AA Rated	83,893	2,057	(1,523)	84,427
A Rated	28,196	79	(31)	28,244
BBB Rated	49,724	783	(2,866)	47,641
Non-investment grade	17,764	356	(1,886)	16,234
Not rated	25,560	252	(676)	25,136
Total investment securities available for sale	$1,449,213	$13,032	$(9,756)	$1,452,489

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $163.2 million in investments not rated by the rating agencies with aggregate unrealized losses of $13.3 million at March 31, 2016. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2016, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three months ended March 31, 2016 and 2015 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in thousands)
Loans
Commercial and industrial	$2,537,545	$2,540,491	$2,400,618	$2,372,031	$2,367,927
Commercial real estate:
Commercial real estate	7,585,139	7,424,636	6,960,677	6,783,149	6,205,873
Construction	776,057	754,947	569,653	586,068	542,014
Total commercial real estate	8,361,196	8,179,583	7,530,330	7,369,217	6,747,887
Residential mortgage	3,101,814	3,130,541	2,999,262	2,704,081	2,648,011
Consumer:
Home equity	491,555	511,203	478,129	482,366	485,859
Automobile	1,188,063	1,239,313	1,219,758	1,198,064	1,162,963
Other consumer	455,814	441,976	388,717	354,535	321,814
Total consumer loans	2,135,432	2,192,492	2,086,604	2,034,965	1,970,636
Total loans	16,135,987	16,043,107	15,016,814	14,480,294	13,734,461
As a percent of total loans:
Commercial and industrial	15.8%	15.8%	16.0%	16.4%	17.3%
Commercial real estate	51.8%	51.0%	50.1%	50.9%	49.1%
Residential mortgage	19.2%	19.5%	20.0%	18.7%	19.3%
Consumer loans	13.2%	13.7%	13.9%	14.0%	14.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes covered loans (primarily consisting of commercial real estate loans and residential mortgage loans) totaling $86.8 million, $122.3 million, $129.5 million, $145.2 million and $183.7 million at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 respectively.

(2)
Total non-covered loans include net unearned premiums and deferred loan costs of $5.6 million, $3.5 million and $106 thousand at March 31, 2016, December 31, 2015 and September 30, 2015, respectively, and net unearned discounts and deferred loan fees of $2.1 million and $9.2 million at June 30, 2015 and March 31, 2015, respectively.

Purchased credit-impaired (PCI) loans, which include covered loans subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At March 31, 2016, our PCI loan portfolio decreased $125.1 million to $2.1 billion as compared to December 31, 2015 primarily due to larger loan repayments (some resulting from credit risk considerations by management). The non-PCI loan portion of the loan portfolio increased $217.9 million to $14.0 billion at March 31, 2016 as compared to December 31, 2015 largely due to increases in total commercial estate loans and collateralized personal lines of credit within the other consumer loan category discussed further below.

Total commercial and industrial loans decreased $2.9 million from December 31, 2015 to approximately $2.5 billion at March 31, 2016 largely due to a decline of $23.3 million in the PCI loan portion of the portfolio during the first quarter of 2016 caused by normal repayment activity. The non-PCI commercial and industrial loan portfolio increased $20.4 million to approximately $2.2 billion at March 31, 2016 from December 31, 2015. The moderate the level of loan growth is mainly the result of continued strong market competition for both new and existing commercial loan borrowers within our primary markets.

Commercial real estate loans (excluding construction loans) increased $160.5 million from December 31, 2015 to $7.6 billion at March 31, 2016 mainly due to a $235.4 million, or 15.5 percent on an annualized basis, increase in the non-PCI loan portfolio. The increase in non-PCI loans was partly due to solid organic loan volumes from our Florida markets and $158 million of participations in multi-family loans (mostly in New York City) purchased in the latter part of the first quarter of 2016. The purchased participation loans are seasoned loans with expected shorter durations. Each of these purchased participation loans was thoroughly examined by Valley under its normal underwriting criteria to further satisfy ourselves as to their credit quality. While solid organic loan volumes were generated across a broad based segment of borrowers within the commercial real estate portfolio, most of the new loan volume was offset by a $74.9 million decline in the acquired PCI loan portion of the portfolio. Construction loans increased $21.1 million, or 11.2 percent on an annualized basis, from December 31, 2015 to $776.1 million at March 31, 2016 primarily due to a continued uptick in new organic loan volumes that began for us in the fourth quarter of 2015. Much of the increased loan volumes in the first quarter of 2016 were due to advances on new and existing multi-family and condominium property development projects in both New Jersey and New York City.
Total residential mortgage loans decreased $28.7 million to approximately $3.1 billion at March 31, 2016 from December 31, 2015 mostly due to a larger percentage of loans originated for sale rather than investment, and a $9.3 million decrease in the PCI loan portion of this portfolio during the first quarter of 2016. Valley sold approximately $54.0 million of fixed-rate residential mortgage loans originated for sale (including $16.4 million in loans held for sale at December 31, 2015) during the first quarter of 2016. New and refinanced residential mortgage loan originations totaled approximately $83.6 million for the first quarter of 2016 as compared to $72.4 million and $121.8 million for the fourth quarter of 2015 and the first quarter of 2015, respectively. Additionally, Valley supplemented its organic loan originations with the purchase of mostly adjustable rate 1-4 family loans (that are guaranteed by the third party originator) totaling $31.7 million during the first quarter of 2016. We expect to continue to sell a large portion of our fixed rate residential mortgage loan originations as part of our overall interest rate risk management strategies.
Total consumer loans decreased $57.1 million to $2.1 billion at March 31, 2016 from December 31, 2015. Automobile loans decreased by $51.3 million to $1.2 billion at March 31, 2016 as compared to December 31, 2015 as our new indirect auto loan volumes did not keep pace with the normal portfolio repayment activity in the first quarter of 2016. The decline in indirect auto originations was largely caused by current market loan pricing and fee constraints resulting from recent regulatory lending guidance. Management is currently assessing its strategic alternatives for the auto loan portion of the consumer lending business segment, and we can provide no assurance that our auto loan portfolio will not decline further in future periods. Home equity loans totaling $491.6 million at March 31, 2016 decreased by $19.6 million as compared to December 31, 2015 due to a high level of repayment activity, including an $8.3 million decline in the PCI loan portion of this portfolio. New home equity volumes and customer usage of existing home equity lines of credit continue to be weak, despite the relatively favorable low interest rate environment. Other consumer loans increased $13.8 million, or 12.5 percent on an annualized basis, to $455.8 million at March 31, 2016 as compared to $442.0 million at December 31, 2015 mainly due to continued growth and customer usage of collateralized personal lines of credit.
We are cautiously optimistic that we will continue to experience overall loan growth primarily within the commercial lending segment during the second quarter of 2016 and beyond. The approved commercial loan pipeline has remained solid in all of our markets during the early stage of the second quarter, despite the strong market competition for high quality commercial credits. However, we can make no assurances that our total loans will increase, or remain at current levels in the future.
Most of our lending is in northern and central New Jersey, New York City, Long Island and central and southern Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. Valley’s Florida Division accounted for over $160 million of $640 million in new commercial lending originations volume, excluding lines of credit, during the first quarter of 2016. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we intend to make further inroads into the Florida lending market, through acquisition or select de novo branch efforts.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans totaling $2.1 billion and $2.2 billion at March 31, 2016 and December 31, 2015, respectively, mostly consist of loans acquired in business combinations subsequent to 2011, and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage loans and commercial real estate loans, totaled $86.8 million and $122.3 million at March 31, 2016 and December 31, 2015, respectively. The decrease in covered loans was largely due to the expiration of a commercial loss-sharing agreement acquired from 1st United Bancorp, Inc. effective January 1, 2016 and the reclassification of such loans to non-covered PCI loans. Additional information regarding all of our loss-sharing agreements with the FDIC can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following tables summarize the changes in the carrying amounts of PCI loans (net of the allowance for loan losses, if applicable), and the accretable yield on these loans for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$2,240,471	$415,179	$1,721,601	$336,208
Accretion	28,059	(28,059)	26,350	(26,350)
Payments received	(149,645)	—	(98,187)	—
Transfers to other real estate owned	(270)	—	—	—
Other, net	(3,194)	—	(583)	—
Balance, end of the period	$2,115,421	$387,120	$1,649,181	$309,858
PCI loans in the table above at March 31, 2015 are presented net of the allocation of the allowance for loan losses totaling $200 thousand. This allowance allocation was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. There was no allowance allocation for PCI loan losses at March 31, 2016.
Although we recognized additional credit impairment for certain covered pools prior to 2012, and excluding PCI loans recently acquired from CNL in December of 2015, on an aggregate basis the acquired pools of loans are performing better than originally expected at the acquisition dates. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable. Conversely, an increase or decrease in expected future cash flows of covered loans since the acquisition dates will increase or decrease (if applicable) the clawback liability (the amount the FDIC requires us to pay back if certain thresholds are met) accordingly.
FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in "Other assets" on Valley's consolidated statements of financial condition) totaled $7.3 million and $8.3 million at March 31, 2016 and December 31, 2015, respectively. The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $560 thousand and $3.9 million for the three months ended March 31, 2016 and 2015, respectively. The majority of the reduction during the first quarter of 2015 related to better than originally expected cash flows on certain covered loan pools since the acquisition that was recognized on a prospective basis through the expiration date of the related loss-sharing agreements in March 2015.

Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which mainly consist of automobiles) and non-accrual debt securities at March 31, 2016. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has increased 5.9 percent over the last 12 month period; however, it has moderately declined as a percentage of total loans and non-performing assets at March 31, 2016 (as shown in the table below). Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$8,395	$3,920	$2,081	$1,080	$4,472
Commercial real estate	1,389	2,684	2,950	1,542	4,775
Construction	1,326	1,876	4,707	404	6,577
Residential mortgage	14,628	6,681	5,617	4,690	12,498
Consumer	3,200	3,348	3,491	2,440	2,875
Total 30 to 59 days past due	28,938	18,509	18,846	10,156	31,197
60 to 89 days past due:
Commercial and industrial	613	524	1,996	475	90
Commercial real estate	120	—	1,415	2,182	1,883
Construction	—	2,799	—	—	—
Residential mortgage	3,056	1,626	1,977	1,280	1,782
Consumer	731	626	722	644	837
Total 60 to 89 days past due	4,520	5,575	6,110	4,581	4,592
90 or more days past due:
Commercial and industrial	221	213	224	226	208
Commercial real estate	131	131	245	133	2,792
Construction	—	—	—	—	—
Residential mortgage	2,613	1,504	3,468	3,014	564
Consumer	66	208	166	160	262
Total 90 or more days past due	3,031	2,056	4,103	3,533	3,826
Total accruing past due loans	$36,489	$26,140	$29,059	$18,270	$39,615
Non-accrual loans: (1)
Commercial and industrial	$11,484	$10,913	$12,845	$9,019	$8,285
Commercial real estate	26,604	24,888	22,129	21,760	24,850
Construction	5,978	6,163	5,959	4,775	5,144
Residential mortgage	16,747	17,930	16,657	17,269	17,127
Consumer	1,807	2,206	1,634	1,855	2,138
Total non-accrual loans	62,620	62,100	59,224	54,678	57,544
Other real estate owned (OREO) (2)	12,368	13,563	14,691	14,476	13,184
Other repossessed assets	495	437	369	1,510	477
Non-accrual debt securities (3)	2,102	2,142	2,182	2,123	2,030
Total non-performing assets (NPAs)	$77,585	$78,242	$76,466	$72,787	$73,235
Performing troubled debt restructured loans	$80,506	$77,627	$91,210	$97,625	$100,524
Total non-accrual loans as a % of loans	0.39%	0.39%	0.39%	0.38%	0.42%
Total NPAs as a % of loans and NPAs	0.48	0.49	0.51	0.50	0.53
Total accruing past due and non-accrual loans as a % of loans	0.61	0.55	0.59	0.50	0.71
Allowance for loan losses as a % of non-accrual loans	168.34	170.98	176.53	188.07	178.35

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $2.4 million and $5.0 million at March 31, 2016 and December 31, 2015, respectively, $5.4 million at both September 30, 2015 and June 30, 2015, and $8.6 million at March 31, 2015.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $651 thousand, $610 thousand, $570 thousand, $630 thousand and $723 thousand at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

Loans past due 30 to 59 days increased $10.4 million to $28.9 million at March 31, 2016 as compared to December 31, 2015 mainly due to increases in both residential mortgage loans and commercial and industrial loans. Residential loans within this delinquency category increased $7.9 million to $14.6 million at March 31, 2016 compared to $6.7 million at December 31, 2015 mainly due to an uptick in the past due loans within the serviced by others portfolio. Commercial and industrial loans past due 30 to 59 days increased $4.5 million from December 31, 2015 partly due to two performing matured loans in the normal process of renewal totaling $2.1 million at March 31, 2016. While significantly higher than the low levels seen at December 31, 2015, and we continue to monitor this category closely, we do not believe the increase in early stage delinquencies at March 31, 2016 represents a material negative trend within our loan portfolio which totals over $16 billion.

Loans past due 60 to 89 days decreased $1.1 million to $4.5 million at March 31, 2016 as compared to December 31, 2015. Within this past due category, construction loans decreased $2.8 million entirely due to the full repayment of one loan relationship during the first quarter of 2016.

Loans past due 90 days or more and still accruing increased $975 thousand to $3.0 million at March 31, 2016 compared to $2.1 million at December 31, 2015 mostly due to an increase in residential mortgage loans which represent the majority of this delinquency category.

Non-accrual loans moderately increased $520.0 thousand to $62.6 million at March 31, 2016 as compared to $62.1 million at December 31, 2015 mainly due to increases in commercial real estate and commercial and industrial loan categories of $1.7 million and $571 thousand, respectively, partially offset by decreases in the remaining loan categories. The commercial and industrial loans category increased due, in part, to one new non-accrual loan relationship totaling $1.4 million during the first quarter of 2016.

OREO properties decreased $1.2 million to $12.4 million at March 31, 2016 from $13.6 million at December 31, 2015. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $13.3 million at March 31, 2016. We believe this lengthy legal process negatively impacts the level of our non-accrual loans and NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets as of March 31, 2016.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $80.5 million at March 31, 2016 and consisted of 95 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $80.5 million in performing TDRs at March 31, 2016 had a modified weighted average interest rate of approximately 4.84 percent as compared to a pre-modification weighted average interest rate of 4.97 percent.

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
Additionally, the qualitative factors, such as the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. Allowance for credit losses methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors largely beyond our control, including the view of the OCC toward loan classifications, performance of the loan portfolio, and the economy. The OCC may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	($ in thousands)
Average loans outstanding	$15,993,543	$15,343,468	$13,569,031
Beginning balance - Allowance for credit losses	$108,367	$106,697	$104,287
Loans charged-off:
Commercial and industrial	(1,251)	(2,825)	(753)
Commercial real estate	(105)	—	(77)
Construction	—	(10)	(73)
Residential mortgage	(81)	(314)	(49)
Consumer	(1,074)	(799)	(714)
Total charge-offs	(2,511)	(3,948)	(1,666)
Charged-off loans recovered:
Commercial and industrial	526	1,646	1,051
Commercial real estate	89	73	23
Construction	—	—	437
Residential mortgage	15	26	114
Consumer	389	366	319
Total recoveries	1,019	2,111	1,944
Net (charge-offs) recoveries	(1,492)	(1,837)	278
Provision charged for credit losses	800	3,507	—
Ending balance - Allowance for credit losses	$107,675	$108,367	$104,565
Components of allowance for credit losses:
Allowance for loan losses	$105,415	$106,178	$102,631
Allowance for unfunded letters of credit	2,260	2,189	1,934
Allowance for credit losses	$107,675	$108,367	$104,565
Components of provision for credit losses:
Provision for loan losses	$729	$3,464	$—
Provision for unfunded letters of credit	71	43	—
Provision for credit losses	$800	$3,507	$—

Ratio of net charge-offs (recoveries) to average loans outstanding	0.04%	0.05%	(0.01)%
Allowance for credit losses as a % of non-PCI loans	0.77	0.79	0.87
Allowance for credit losses as a % of total loans	0.67	0.68	0.76

During the first quarter of 2016, we recognized net loan charge-offs totaling $1.5 million as compared to $1.8 million for the fourth quarter of 2015 and net recoveries of $278 thousand for the first quarter of 2015. The decrease in net loan charge-offs compared to the linked fourth quarter of 2015 was primarily due to a decline in gross loan charge-offs mainly within commercial and industrial loan category during the first quarter of 2016.

During the first quarter of 2016, we recorded an $800 thousand provision for credit as compared to a $3.5 million provision for the fourth quarter of 2015 and no provision for the first quarter of 2015. The decrease in the provision from the linked fourth quarter of 2015 was mainly due to the continued low level of loan charge-off activity across all loan types in our loan portfolio during the first quarter, a decline in the rate of loan growth, as well as several other quantitative and qualitative factors that impacted our analysis of the allowance for credit losses at March 31, 2016.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2016		December 31, 2015		March 31, 2015
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$50,677	2.00%	$50,956	2.01%	$46,827	1.98%
Commercial real estate loans:
Commercial real estate	31,812	0.42%	32,037	0.43%	26,335	0.42%
Construction	16,642	2.14%	15,969	2.12%	15,321	2.83%
Total commercial real estate loans	48,454	0.58%	48,006	0.59%	41,656	0.62%
Residential mortgage loans	4,209	0.14%	4,625	0.15%	4,092	0.15%
Consumer loans:
Home equity	1,061	0.22%	1,010	0.20%	1,588	0.33%
Auto and other consumer	3,274	0.20%	3,770	0.22%	3,384	0.23%
Total consumer loans	4,335	0.20%	4,780	0.22%	4,972	0.25%
Unallocated	—		—	—	7,018	—
Total allowance for credit losses	$107,675	0.67%	$108,367	0.68%	$104,565	0.76%

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.67 percent at March 31, 2016 as compared to 0.68 percent and 0.76 percent at December 31, 2015 and March 31, 2015, respectively. At March 31, 2016, our allowance allocations for losses as a percentage of total loans moderately decreased within several loan categories as compared to December 31, 2015 due, in part, to the lower level of both net loan charge-offs and loan growth during the first quarter; relatively stable levels of delinquent and impaired loans; and a decline in internally classified loans at March 31, 2016. The overall mix of these items, assumptions based on the current economic environment, as well as other qualitative factors impacted our estimate of the allowance for credit losses at March 31, 2016.

During the fourth quarter of 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses by extending the loss look-back period on the majority of its loan portfolios from three years to four years in order to capture more of the current economic cycle as it continued throughout 2015. Valley also enhanced its qualitative factor framework to capture the risks of several factors, including, but not limited to, the impact of changes in capitalization rates on collateral values, concentrations of certain loan types, including multi-family and exculpated loans, the volume of loans purchased from and serviced by third parties, as well as the rate of growth in Valley's real estate portfolios. These enhancements are meant to increase the level of precision in the allowance for credit losses. As a result, Valley will no longer have an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at March 31, 2016 and December 31, 2015. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $2.1 billion) was 0.77 percent at March 31, 2016 as compared to 0.79 percent and 0.87 percent at December 31, 2015 and March 31, 2015, respectively. PCI loans, including all of the loans acquired from CNL during the fourth quarter of 2015, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at March 31, 2016.

Loan Repurchase Contingencies

We engage in the origination of residential mortgages for sale into the secondary market. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (all of them prior to 2015). None of these loan repurchases resulted in losses. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at March 31, 2016 and December 31, 2015. See Part I, Item 1A. Risk Factors - “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of Valley’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $2.2 billion and represented 10.2 percent of total assets at both March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, total shareholders’ equity increased $12.5 million, which was comprised of (i) net income of $36.2 million, (ii) a decrease in our accumulated other comprehensive loss of $3.0 million, (iii) net proceeds of $2.0 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 209 thousand shares, and (iv) an increase of $1.2 million attributable to the effect of our stock incentive plan, partially offset by (v) cash dividends declared on common and preferred stock totaling $28.1 million and $1.8 million, respectively. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three months ended March 31, 2016.
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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of March 31, 2016, and December 31, 2015, Valley and Valley National Bank exceeded all capital adequacy requirements under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2016 and December 31, 2015:

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2016
Total Risk-based Capital
Valley	$1,909,303	11.79%	$1,396,861	8.625%	N/A	N/A
Valley National Bank	1,853,958	11.48	1,392,714	8.625	$1,614,741	10.00%
Common Equity Tier 1 Capital
Valley	1,427,350	8.81	830,019	5.125	N/A	N/A
Valley National Bank	1,646,283	10.20	827,555	5.125	1,049,582	6.50
Tier 1 Risk-based Capital
Valley	1,532,628	9.46	1,072,952	6.625	N/A	N/A
Valley National Bank	1,646,283	10.20	1,069,766	6.625	1,291,793	8.00
Tier 1 Leverage Capital
Valley	1,532,628	7.32	837,926	4.00	N/A	N/A
Valley National Bank	1,646,283	7.88	835,968	4.00	1,044,960	5.00

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2015
Total Risk-based Capital
Valley	$1,910,304	12.02%	$1,271,171	8.00%	N/A	N/A
Valley National Bank	1,826,420	11.53	1,266,942	8.00	$1,583,677	10.00%
Common Equity Tier 1 Capital
Valley	1,431,973	9.01	715,034	4.50	N/A	N/A
Valley National Bank	1,618,053	10.22	712,655	4.50	1,029,390	6.50
Tier 1 Risk-based Capital
Valley	1,543,937	9.72	953,378	6.00	N/A	N/A
Valley National Bank	1,618,053	10.22	950,206	6.00	1,266,942	8.00
Tier 1 Leverage Capital
Valley	1,543,937	7.90	781,388	4.00	N/A	N/A
Valley National Bank	1,618,053	8.29	780,831	4.00	976,039	5.00

The Dodd-Frank Act requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks with total consolidated assets of more than $10.0 billion but less than $50.0 billion. These rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

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

We submitted our latest stress testing results (utilizing data as of December 31, 2014) to the FRB on March 31, 2015. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test is available under the Shareholder Relations section of our website at www.valleynationalbank.com. In 2016, Valley will submit its stress testing results to the FRB by the required due date of July 31, 2016 and will disclose the results to the public in October 2016.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2016	December 31, 2015
	($ in thousands, except for share data)
Common shares outstanding	254,285,434	253,787,561
Shareholders’ equity	$2,219,602	$2,207,091
Less: Preferred stock	111,590	111,590
Less: Goodwill and other intangible assets	735,744	735,221
Tangible shareholders’ equity	$1,372,268	$1,360,280
Tangible book value per common share	$5.40	$5.36
Book value per common share	$8.29	$8.26
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 21.4 percent for the three months ended March 31, 2016 as compared to zero for the year ended December 31, 2015. Our rate of earnings retention increased during the first quarter of 2016 as compared to the full year of 2015, which was negatively impacted by $51.1 million in pre-tax debt prepayment penalties recognized during the fourth quarter of 2016, and, to a much lesser extent, merger costs from the acquisition of CNL in December 2015. We expect our future retention rate to improve due to, among other factors, synergies realized from the integration of CNL's back office operations completed in February 2016 and the related CNL staffing reductions effective April 1, 2016, as well as our current branch efficiency and cost reduction plans discussed elsewhere in this MD&A.
Cash dividends declared amounted to $0.11 per common share for both the three months ended March 31, 2016 and 2015. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015 in the MD&A section -“Off-Balance Sheet Arrangements” and Notes 12, 13 and 14 to the consolidated financial statements included in this report.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2016 to January 31, 2016	3,258	$9.55	—	4,112,465
February 1, 2016 to February 29, 2016	157,366	8.81	—	4,112,465
March 1, 2016 to March 31, 2016	8,335	9.39	—	4,112,465
Total	168,959	$8.85	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2016.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.A of the Registrant's Annual Report on Form 10-K filed on February 29, 2016.
(3.2)
Certificate of Designations relating to the 6.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 19, 2015.

	(3.3)	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on December 5, 2013.

(10)	Material Contracts
	(10.1)	Valley National Bancorp 2016 Long-Term Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 2, 2016.+

(10.2)
Valley National Bancorp Performance Restricted Stock Unit Award Agreement, under the Valley National Bancorp 2016 Long-Term Stock Incentive Plan incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 2, 2016.+

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

(101)	Interactive Data File *

*	Filed herewith.

+	Management contract and compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 9, 2016	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: May 9, 2016	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer