Form 10-Q
period 2016-06-30
VALLEY NATIONAL BANCORP
filed 2016-08-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 254,475,120 shares were outstanding as of August 5, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Cash and due from banks	$220,156	$243,575
Interest bearing deposits with banks	92,975	170,225
Investment securities:
Held to maturity (fair value of $1,803,711 at June 30, 2016 and $1,621,039 at December 31, 2015)	1,765,220	1,596,385
Available for sale	1,186,341	1,506,861
Total investment securities	2,951,561	3,103,246
Loans held for sale, at fair value	4,540	16,382
Loans	16,499,180	16,043,107
Less: Allowance for loan losses	(108,088)	(106,178)
Net loans	16,391,092	15,936,929
Premises and equipment, net	301,852	298,943
Bank owned life insurance	391,323	387,542
Accrued interest receivable	65,193	63,554
Goodwill	689,589	686,339
Other intangible assets, net	44,843	48,882
Other assets	656,614	656,999
Total Assets	$21,809,738	$21,612,616
Liabilities
Deposits:
Non-interest bearing	$5,048,115	$4,914,285
Interest bearing:
Savings, NOW and money market	8,243,307	8,181,362
Time	3,064,636	3,157,904
Total deposits	16,356,058	16,253,551
Short-term borrowings	1,411,844	1,076,991
Long-term borrowings	1,545,495	1,810,728
Junior subordinated debentures issued to capital trusts	41,496	41,414
Accrued expenses and other liabilities	222,633	222,841
Total Liabilities	19,577,526	19,405,525
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; issued 4,600,000 shares at June 30, 2016 and December 31, 2015)	111,590	111,590
Common stock (no par value, authorized 332,023,233 shares; issued 254,399,394 shares at June 30, 2016 and 253,787,561 shares at December 31, 2015)	88,912	88,626
Surplus	1,934,469	1,927,399
Retained earnings	140,591	125,171
Accumulated other comprehensive loss	(42,999)	(45,695)
Treasury stock, at cost (37,080 common shares at June 30, 2016)	(351)	—
Total Shareholders’ Equity	2,232,212	2,207,091
Total Liabilities and Shareholders’ Equity	$21,809,738	$21,612,616
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$169,426	$158,164	$335,497	$308,646
Interest and dividends on investment securities:
Taxable	14,256	12,233	28,255	27,165
Tax-exempt	3,734	3,595	7,424	7,207
Dividends	1,316	1,616	2,796	3,355
Interest on federal funds sold and other short-term investments	296	146	653	366
Total interest income	189,028	175,754	374,625	346,739
Interest Expense
Interest on deposits:
Savings, NOW and money market	9,961	5,911	19,204	11,906
Time	9,223	8,128	18,808	16,102
Interest on short-term borrowings	3,120	207	4,992	301
Interest on long-term borrowings and junior subordinated debentures	15,269	25,331	32,013	50,167
Total interest expense	37,573	39,577	75,017	78,476
Net Interest Income	151,455	136,177	299,608	268,263
Provision for credit losses	1,429	4,500	2,229	4,500
Net Interest Income After Provision for Credit Losses	150,026	131,677	297,379	263,763
Non-Interest Income
Trust and investment services	2,544	2,576	4,984	5,070
Insurance commissions	4,845	4,130	9,553	8,335
Service charges on deposit accounts	5,094	5,263	10,197	10,553
(Losses) gains on securities transactions, net	(3)	(92)	268	2,324
Fees from loan servicing	1,561	1,642	3,155	3,245
Gains on sales of loans, net	3,105	422	4,900	1,020
Gains on sales of assets, net	709	200	699	481
Bank owned life insurance	1,818	1,618	3,781	3,382
Change in FDIC loss-share receivable	1	595	(559)	(3,325)
Other	4,590	3,846	8,734	7,760
Total non-interest income	24,264	20,200	45,712	38,845
Non-Interest Expense
Salary and employee benefits expense	56,072	54,574	116,331	111,286
Net occupancy and equipment expense	22,168	22,132	44,957	44,332
FDIC insurance assessment	5,095	4,012	10,194	7,804
Amortization of other intangible assets	2,928	2,096	5,777	4,489
Professional and legal fees	5,472	4,059	9,367	7,400
Loss on extinguishment of debt	315	—	315	—
Amortization of tax credit investments	7,646	4,511	14,910	9,007
Telecommunication expense	2,294	2,045	4,680	4,051
Other	17,813	13,983	31,497	27,161
Total non-interest expense	119,803	107,412	238,028	215,530
Income Before Income Taxes	54,487	44,465	105,063	87,078
Income tax expense	15,460	12,474	29,849	24,746
Net Income	$39,027	$31,991	$75,214	$62,332
Dividends on preferred stock	1,797	—	3,594	—
Net Income Available to Common Shareholders	$37,230	$31,991	$71,620	$62,332
Earnings Per Common Share:
Basic	$0.15	$0.14	$0.28	$0.27
Diluted	0.15	0.14	0.28	0.27
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	254,381,170	232,565,404	254,228,260	232,452,716
Diluted	254,771,213	232,586,616	254,575,873	232,457,748
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$39,027	$31,991	$75,214	$62,332
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(635)	(5,845)	7,648	(1,909)
Less reclassification adjustment for net losses (gains) included in net income	2	55	(168)	(1,354)
Total	(633)	(5,790)	7,480	(3,263)
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	301	(31)	242	(452)
Less reclassification adjustment for accretion of credit impairment losses included in net income	—	(20)	(286)	(104)
Total	301	(51)	(44)	(556)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(2,122)	1,131	(8,674)	(4,128)
Less reclassification adjustment for net losses included in net income	2,107	991	3,848	1,942
Total	(15)	2,122	(4,826)	(2,186)
Defined benefit pension plan
Amortization of net loss	43	121	86	240
Total other comprehensive (loss) income	(304)	(3,598)	2,696	(5,765)
Total comprehensive income	$38,723	$28,393	$77,910	$56,567
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$75,214	$62,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,440	10,230
Stock-based compensation	5,184	3,886
Provision for credit losses	2,229	4,500
Net amortization of premiums and accretion of discounts on securities and borrowings	7,047	12,519
Amortization of other intangible assets	5,777	4,489
Gains on securities transactions, net	(268)	(2,324)
Proceeds from sales of loans held for sale	185,577	53,005
Gains on sales of loans, net	(4,900)	(1,020)
Originations of loans held for sale	(171,123)	(32,793)
Gains on sales of assets, net	(699)	(481)
FDIC loss-share receivable (excluding reimbursements)	559	3,325
Net change in:
Trading securities	—	14,233
Fair value of borrowings hedged by derivative transactions	6,779	(1,059)
Cash surrender value of bank owned life insurance	(3,781)	(3,382)
Accrued interest receivable	(1,639)	(945)
Other assets	(18,585)	(25,207)
Accrued expenses and other liabilities	(743)	(1,696)
Net cash provided by operating activities	99,068	99,612
Cash flows from investing activities:
Net loan originations	(15,384)	(385,576)
Loans purchased	(443,770)	(629,074)
Investment securities held to maturity:
Purchases	(309,507)	(168,682)
Sales	—	11,666
Maturities, calls and principal repayments	134,389	209,017
Investment securities available for sale:
Purchases	(432,530)	(26,791)
Sales	2,081	14,022
Maturities, calls and principal repayments	760,312	80,994
Proceeds from sales of real estate property and equipment	9,146	7,626
Purchases of real estate property and equipment	(15,353)	(9,106)
Reimbursements from the FDIC	94	1,753
Net cash used in investing activities	(310,522)	(894,151)
Cash flows from financing activities:
Net change in deposits	102,507	296,915
Net change in short-term borrowings	334,853	(20,633)
Proceeds from issuance of long-term borrowings, net	—	98,851
Repayments of long-term borrowings	(269,000)	—
Proceeds from issuance of preferred stock, net	—	111,590
Cash dividends paid to preferred shareholders	(3,594)	—
Cash dividends paid to common shareholders	(55,857)	(51,012)
Purchase of common shares to treasury	(1,615)	(2,082)
Common stock issued, net	3,491	3,708
Net cash provided by financing activities	110,785	437,337
Net change in cash and cash equivalents	(100,669)	(357,202)
Cash and cash equivalents at beginning of year	413,800	830,407
Cash and cash equivalents at end of period	$313,131	$473,205

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$76,693	$78,777
Federal and state income taxes	12,964	38,525
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$2,899	$4,369
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2016 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

During the first quarter of 2016, Valley revised the estimated fair values of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustments mostly related to the fair value of certain purchased credit-impaired (PCI) loans, core deposit intangibles and time deposits which, on a combined basis, resulted in a $2.5 million increase in goodwill (see Note 10 for amount of goodwill as allocated to Valley's business segments). If additional information (that existed at the date of close) becomes available, the fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the closing date of the CNL acquisition.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except for share data)
Net income available to common shareholders	$37,230	$31,991	$71,620	$62,332
Basic weighted average number of common shares outstanding	254,381,170	232,565,404	254,228,260	232,452,716
Plus: Common stock equivalents	390,043	21,212	347,613	5,032
Diluted weighted average number of common shares outstanding	254,771,213	232,586,616	254,575,873	232,457,748
Earnings per common share:
Basic	$0.15	$0.14	$0.28	$0.27
Diluted	0.15	0.14	0.28	0.27

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 4.6 million shares for both the three and six months ended June 30, 2016 and 6.1 million for both the three and six months ended June 30, 2015.
Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2016.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2016	$2,777	$(865)	$(22,455)	$(22,152)	$(42,695)
Other comprehensive (loss) income before reclassifications	(635)	301	(2,122)	—	(2,456)
Amounts reclassified from other comprehensive (loss) income	2	—	2,107	43	2,152
Other comprehensive (loss) income, net	(633)	301	(15)	43	(304)
Balance at June 30, 2016	$2,144	$(564)	$(22,470)	$(22,109)	$(42,999)

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2015	$(5,336)	$(520)	$(17,644)	$(22,195)	$(45,695)
Other comprehensive income (loss) before reclassifications	7,648	242	(8,674)	—	(784)
Amounts reclassified from other comprehensive income (loss)	(168)	(286)	3,848	86	3,480
Other comprehensive income (loss), net	7,480	(44)	(4,826)	86	2,696
Balance at June 30, 2016	$2,144	$(564)	$(22,470)	$(22,109)	$(42,999)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2016 and 2015.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2016	2015	2016	2015	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$(3)	$(92)	$268	$2,324	(Losses) gains on securities transactions, net
Tax effect	1	37	(100)	(970)
Total net of tax	(2)	(55)	168	1,354
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	—	34	489	178	Interest and dividends on investment securities (taxable)
Tax effect	—	(14)	(203)	(74)
Total net of tax	—	20	286	104
Unrealized losses on derivatives (cash flow hedges) before tax	(3,597)	(1,699)	(6,568)	(3,328)	Interest expense
Tax effect	1,490	708	2,720	1,386
Total net of tax	(2,107)	(991)	(3,848)	(1,942)
Defined benefit pension plan:
Amortization of net loss	(72)	(205)	(144)	(410)	*
Tax effect	29	84	58	170
Total net of tax	(43)	(121)	(86)	(240)
Total reclassifications, net of tax	$(2,152)	$(1,147)	$(3,480)	$(724)

*	Amortization of net loss is included in the computation of net periodic pension cost.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU No. 2016-13 on Valley’s consolidated financial statements.

ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" simplifies several aspects of the stock compensation guidance in Topic 718 and other related guidance. The amendments focus on income tax accounting upon vesting or exercise of share-based payments, award classification, liability classification exception for statutory tax withholding requirements, estimating forfeitures, and cash flow presentation. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 with an early adoption permitted. ASU No. 2016-09 is not expected to have a significant impact on Valley's consolidated financial statements.

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

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" implements a common revenue standard that clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” to further clarify the new guidance under Topic 606. ASU No. 2014-09 and its aforementioned amendments are effective on January 1, 2018. Management is currently evaluating the new revenue guidance but does not expect it to have a significant impact on Valley’s consolidated financial statements.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2016 and December 31, 2015. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2016	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$51,035	$51,035	$—	$—
U.S. government agency securities	25,290	—	25,290	—
Obligations of states and political subdivisions	125,746	—	125,746	—
Residential mortgage-backed securities	876,153	—	865,170	10,983
Trust preferred securities	8,240	—	6,122	2,118
Corporate and other debt securities	80,373	17,743	62,630	—
Equity securities	19,504	727	18,777	—
Total available for sale	1,186,341	69,505	1,103,735	13,101
Loans held for sale (1)	4,540	—	4,540	—
Other assets (2)	60,843	—	60,843	—
Total assets	$1,251,724	$69,505	$1,169,118	$13,101
Liabilities
Other liabilities (2)	$79,897	$—	$79,897	$—
Total liabilities	$79,897	$—	$79,897	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$4,612	$—	$—	$4,612
Loan servicing rights	5,918	—	—	5,918
Foreclosed assets (4)	2,642	—	—	2,642
Total	$13,172	$—	$—	$13,172

		Fair Value Measurements at Reporting Date Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $4.4 million and $16.1 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

(4)	Includes covered (i.e., subject to loss-sharing agreements with the FDIC) other real estate owned totaling $100 thousand and $4.2 million at June 30, 2016 and December 31, 2015, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2016 and 2015 are summarized below:

	Available for Sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of the period	$12,949	$15,468	$13,793	$19,309
Total net gains (losses) included in other comprehensive income for the period	514	(90)	(71)	(882)
Sales	—	—	—	(2,675)
Settlements	(362)	(666)	(621)	(1,040)
Balance, end of the period	$13,101	$14,712	$13,101	$14,712

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three and six months ended June 30, 2016 and 2015. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2, during the three and six months ended June 30, 2016 and 2015.

There have been no material changes in the valuation methodologies used at June 30, 2016 from December 31, 2015.

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

Available for sale securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including certain trust preferred securities) are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and trading securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2016:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	0.0-20.2%	10.1%
		Default rate	3.6-16.2	7.9
		Loss severity	45.4-66.3	60.5

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

For the Level 3 available for sale one pooled trust preferred security, the resulting estimated future cash flow was discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2016 and December 31, 2015 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2016 and December 31, 2015), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2016 and December 31, 2015.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At June 30, 2016, appraisals are discounted based on specific market data by location and property type. During the quarter ended June 30, 2016, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $473 thousand and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $952 thousand and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, collateral dependent impaired loans with a total recorded investment of $5.1 million were reduced by specific valuation allowance allocations totaling $460 thousand to a reported total net carrying amount of $4.6 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2016, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net impairment charges on its loan servicing rights totaling $265 thousand and $457 thousand for the three and six months ended June 30, 2016, respectively, as compared net recoveries of impairment charges totaling $245 thousand and $161 thousand for three and six months ended June 30, 2015, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were adjusted up to 2.8 percent at June 30, 2016. At June 30, 2016, foreclosed assets included

$2.6 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended June 30, 2016. The foreclosed assets charge-offs to the allowance for loan losses totaled $489 thousand and $434 thousand for the three months ended June 30, 2016 and 2015, respectively and $922 thousand and $891 thousand for six months ended June 30, 2016 and 2015, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net loss within non-interest expense of $295 thousand and $470 thousand for the three months ended June 30, 2016 and 2015, respectively and $912 thousand and $482 thousand for six months ended June 30, 2016 and 2015, respectively.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2016 and December 31, 2015 were as follows:

	Fair Value Hierarchy	June 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$220,156	$220,156	$243,575	$243,575
Interest bearing deposits with banks	Level 1	92,975	92,975	170,225	170,225
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,904	152,772	138,978	149,483
U.S. government agency securities	Level 2	12,076	12,563	12,859	13,130
Obligations of states and political subdivisions	Level 2	565,509	591,925	504,865	527,263
Residential mortgage-backed securities	Level 2	957,377	967,142	852,289	855,272
Trust preferred securities	Level 2	59,795	46,030	59,785	46,437
Corporate and other debt securities	Level 2	31,559	33,279	27,609	29,454
Total investment securities held to maturity		1,765,220	1,803,711	1,596,385	1,621,039
Net loans	Level 3	16,391,092	16,410,318	15,936,929	15,824,475
Accrued interest receivable	Level 1	65,193	65,193	63,554	63,554
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	161,684	161,684	145,068	145,068
Financial liabilities
Deposits without stated maturities	Level 1	13,291,422	13,291,422	13,095,647	13,095,647
Deposits with stated maturities	Level 2	3,064,636	3,103,627	3,157,904	3,203,389
Short-term borrowings	Level 1	1,411,844	1,411,844	1,076,991	1,076,991
Long-term borrowings	Level 2	1,545,495	1,716,189	1,810,728	1,945,741
Junior subordinated debentures issued to capital trusts	Level 2	41,496	43,865	41,414	44,127
Accrued interest payable (2)	Level 1	11,434	11,434	13,110	13,110

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
U.S. Treasury securities	$138,904	$13,868	$—	$152,772
U.S. government agency securities	12,076	487	—	12,563
Obligations of states and political subdivisions:
Obligations of states and state agencies	193,343	13,148	—	206,491
Municipal bonds	372,166	13,268	—	385,434
Total obligations of states and political subdivisions	565,509	26,416	—	591,925
Residential mortgage-backed securities	957,377	14,173	(4,408)	967,142
Trust preferred securities	59,795	39	(13,804)	46,030
Corporate and other debt securities	31,559	1,720	—	33,279
Total investment securities held to maturity	$1,765,220	$56,703	$(18,212)	$1,803,711
December 31, 2015
U.S. Treasury securities	$138,978	$10,505	$—	$149,483
U.S. government agency securities	12,859	271	—	13,130
Obligations of states and political subdivisions:
Obligations of states and state agencies	194,547	10,538	(10)	205,075
Municipal bonds	310,318	11,955	(85)	322,188
Total obligations of states and political subdivisions	504,865	22,493	(95)	527,263
Residential mortgage-backed securities	852,289	11,018	(8,035)	855,272
Trust preferred securities	59,785	36	(13,384)	46,437
Corporate and other debt securities	27,609	1,894	(49)	29,454
Total investment securities held to maturity	$1,596,385	$46,217	$(21,563)	$1,621,039

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2016 and December 31, 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2016
Residential mortgage-backed securities	$225,255	$(1,340)	$253,047	$(3,068)	$478,302	$(4,408)
Trust preferred securities	—	—	44,638	(13,804)	44,638	(13,804)
Total	$225,255	$(1,340)	$297,685	$(16,872)	$522,940	$(18,212)
December 31, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,837	$(5)	$1,965	$(5)	$8,802	$(10)
Municipal bonds	8,814	(72)	10,198	(13)	19,012	(85)
Total obligations of states and political subdivisions	15,651	(77)	12,163	(18)	27,814	(95)
Residential mortgage-backed securities	244,440	(2,916)	162,756	(5,119)	407,196	(8,035)
Trust preferred securities	—	—	45,047	(13,384)	45,047	(13,384)
Corporate and other debt securities	2,951	(49)	—	—	2,951	(49)
Total	$263,042	$(3,042)	$219,966	$(18,521)	$483,008	$(21,563)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 74 at both June 30, 2016 and December 31, 2015.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at June 30, 2016 mainly related to certain investment grade securities issued by Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at June 30, 2016 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2016.
Management does not believe that any individual unrealized loss as of June 30, 2016 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
As of June 30, 2016, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $916.5 million.

The contractual maturities of investments in debt securities held to maturity at June 30, 2016 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$110,870	$110,881
Due after one year through five years	169,388	180,766
Due after five years through ten years	310,727	332,730
Due after ten years	216,858	212,192
Residential mortgage-backed securities	957,377	967,142
Total investment securities held to maturity	$1,765,220	$1,803,711
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.1 years at June 30, 2016.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
U.S. Treasury securities	$51,031	$53	$(49)	$51,035
U.S. government agency securities	24,913	397	(20)	25,290
Obligations of states and political subdivisions:
Obligations of states and state agencies	43,399	873	(101)	44,171
Municipal bonds	80,502	1,382	(309)	81,575
Total obligations of states and political subdivisions	123,901	2,255	(410)	125,746
Residential mortgage-backed securities	873,480	7,300	(4,627)	876,153
Trust preferred securities*	10,300	—	(2,060)	8,240
Corporate and other debt securities	79,501	1,453	(581)	80,373
Equity securities	20,522	605	(1,623)	19,504
Total investment securities available for sale	$1,183,648	$12,063	$(9,370)	$1,186,341
December 31, 2015
U.S. Treasury securities	$551,173	$4	$(1,704)	$549,473
U.S. government agency securities	29,316	665	(18)	29,963
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,285	196	(67)	44,414
Municipal bonds	80,717	209	(374)	80,552
Total obligations of states and political subdivisions	125,002	405	(441)	124,966
Residential mortgage-backed securities	701,764	3,348	(8,684)	696,428
Trust preferred securities*	10,458	—	(2,054)	8,404
Corporate and other debt securities	78,202	1,239	(1,889)	77,552
Equity securities	21,022	575	(1,522)	20,075
Total investment securities available for sale	$1,516,937	$6,236	$(16,312)	$1,506,861

*	Includes two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at June 30, 2016 and December 31, 2015.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2016 and December 31, 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2016
U.S. Treasury securities	$25,036	$(49)	$—	$—	$25,036	$(49)
U.S. government agency securities	—	—	4,336	(20)	4,336	(20)
Obligations of states and political subdivisions:
Obligations of states and state agencies	3,520	(101)	—	—	3,520	(101)
Municipal bonds	—	—	11,015	(309)	11,015	(309)
Total obligations of states and political subdivisions	3,520	(101)	11,015	(309)	14,535	(410)
Residential mortgage-backed securities	233,742	(1,354)	176,651	(3,273)	410,393	(4,627)
Trust preferred securities	—	—	8,240	(2,060)	8,240	(2,060)
Corporate and other debt securities	10,003	(12)	24,719	(569)	34,722	(581)
Equity securities	—	—	14,172	(1,623)	14,172	(1,623)
Total	$272,301	$(1,516)	$239,133	$(7,854)	$511,434	$(9,370)
December 31, 2015
U.S. Treasury securities	$548,538	$(1,704)	$—	$—	$548,538	$(1,704)
U.S. government agency securities	3,489	(5)	4,736	(13)	8,225	(18)
Obligations of states and political subdivisions:
Obligations of states and state agencies	24,359	(67)	—	—	24,359	(67)
Municipal bonds	38,207	(128)	13,551	(246)	51,758	(374)
Total obligations of states and political subdivisions	62,566	(195)	13,551	(246)	76,117	(441)
Residential mortgage-backed securities	293,615	(4,147)	164,010	(4,537)	457,625	(8,684)
Trust preferred securities	—	—	8,404	(2,054)	8,404	(2,054)
Corporate and other debt securities	21,203	(471)	36,137	(1,418)	57,340	(1,889)
Equity securities	—	—	14,273	(1,522)	14,273	(1,522)
Total	$929,411	$(6,522)	$241,111	$(9,790)	$1,170,522	$(16,312)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2016 was 117 as compared to 291 at December 31, 2015.
The unrealized losses within the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2016 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses more than twelve months for trust preferred securities at June 30, 2016 in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $10.3 million and a fair value of $8.3 million. One of the two pooled trust preferred securities had unrealized loss of $1.4 million and an investment grade rating at June 30, 2016.

As of June 30, 2016, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $401.3 million.
The contractual maturities of investment securities available for sale at June 30, 2016 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$10,750	$10,749
Due after one year through five years	91,209	92,467
Due after five years through ten years	123,271	124,178
Due after ten years	64,416	63,290
Residential mortgage-backed securities	873,480	876,153
Equity securities	20,522	19,504
Total investment securities available for sale	$1,183,648	$1,186,341
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at June 30, 2016 was 9.7 years.
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

There were no other-than-temporary impairment losses on securities recognized in earnings for the six months ended June 30, 2016 and 2015. At June 30, 2016, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $11.3 million and $11.0 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost and fair value of $2.8 million and $2.1 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three and six months ended June 30, 2016 and 2015. Additionally, one previously impaired pooled trust preferred security was sold during the first quarter of 2015 for an immaterial gain. See the table and discussion below for additional information.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$5,348	$6,421	$5,837	$8,947
Accretion of credit loss impairment due to an increase in expected cash flows	—	(34)	(489)	(178)
Sales	—	—	—	(2,382)
Balance, end of period	$5,348	$6,387	$5,348	$6,387
The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to each period presented. The credit loss component increases if other-than-temporary impairments (initial and subsequent) are recognized in earnings for credit impaired debt securities. The credit loss component is reduced if (i) Valley receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures, (iii) the security is fully written down, or (iv) Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities.
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Sales transactions:
Gross gains	$—	$—	$271	$3,274
Gross losses	—	—	—	(947)
	—	—	271	2,327
Maturities and other securities transactions:
Gross gains	$—	$40	$—	$129
Gross losses	(3)	(132)	(3)	(132)
	(3)	(92)	(3)	(3)
Total (losses) gains on securities transactions, net	$(3)	$(92)	$268	$2,324

Valley recognized gross gains from sales transactions of investment securities totaling $3.3 million for the six months ended June 30, 2015 due to the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million. These transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. Additionally, Valley recognized $947 thousand of gross losses during the six months ended June 30, 2015 due to the sale of mostly trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities were due to an investment portfolio re-balancing during the second quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.
Note 8. Loans

The detail of the loan portfolio as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,200,838	$327,911	$2,528,749	$2,156,549	$383,942	$2,540,491
Commercial real estate:
Commercial real estate	6,822,650	1,196,144	8,018,794	6,069,532	1,355,104	7,424,636
Construction	632,332	136,515	768,847	607,694	147,253	754,947
Total commercial real estate loans	7,454,982	1,332,659	8,787,641	6,677,226	1,502,357	8,179,583
Residential mortgage	2,857,190	198,163	3,055,353	2,912,079	218,462	3,130,541
Consumer:
Home equity	380,200	105,530	485,730	391,809	119,394	511,203
Automobile	1,141,510	283	1,141,793	1,238,826	487	1,239,313
Other consumer	489,059	10,855	499,914	426,147	15,829	441,976
Total consumer loans	2,010,769	116,668	2,127,437	2,056,782	135,710	2,192,492
Total loans	$14,523,779	$1,975,401	$16,499,180	$13,802,636	$2,240,471	$16,043,107
____

*
PCI loans include covered loans (mostly consisting of residential mortgage and commercial real estate loans) totaling $81.1 million and $122.3 million at June 30, 2016 and December 31, 2015, respectively.

Total non-covered loans include net unearned premiums and deferred loan costs of $8.3 million and $3.5 million at June 30, 2016 and December 31, 2015, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $2.1 billion and $2.4 billion at June 30, 2016 and December 31, 2015, respectively.

There were no sales of loans from the held for investment portfolio during the three and six months ended June 30, 2016 and 2015.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $81.1 million and $122.3 million at June 30, 2016 and December 31, 2015, respectively.

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$387,120	$309,858	$415,179	$336,208
Accretion	(31,519)	(27,757)	(59,578)	(54,107)
Balance, end of period	$355,601	$282,101	$355,601	$282,101

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.6 million and $8.3 million at June 30, 2016 and December 31, 2015, respectively. The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $559 thousand and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The larger net reduction during the first half of 2015 was mainly caused by the prospective recognition of the effect of additional cash flows from certain loan pools which were covered by commercial loan loss-sharing agreements that expired in March 2015.

Credit Risk Management

For all of its loan types Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. Valley closely monitors economic conditions and loan performance trends to manage and evaluate its exposure to credit risk. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at June 30, 2016 and December 31, 2015:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2016
Commercial and industrial	$5,187	$5,714	$218	$6,573	$17,692	$2,183,146	$2,200,838
Commercial real estate:
Commercial real estate	5,076	834	131	19,432	25,473	6,797,177	6,822,650
Construction	—	—	—	5,878	5,878	626,454	632,332
Total commercial real estate loans	5,076	834	131	25,310	31,351	7,423,631	7,454,982
Residential mortgage	10,177	2,326	314	14,866	27,683	2,829,507	2,857,190
Consumer loans:
Home equity	959	54	—	989	2,002	378,198	380,200
Automobile	1,552	577	127	141	2,397	1,139,113	1,141,510
Other consumer	24	13	12	—	49	489,010	489,059
Total consumer loans	2,535	644	139	1,130	4,448	2,006,321	2,010,769
Total	$22,975	$9,518	$802	$47,879	$81,174	$14,442,605	$14,523,779
December 31, 2015
Commercial and industrial	$3,920	$524	$213	$10,913	$15,570	$2,140,979	$2,156,549
Commercial real estate:
Commercial real estate	2,684	—	131	24,888	27,703	6,041,829	6,069,532
Construction	1,876	2,799	—	6,163	10,838	596,856	607,694
Total commercial real estate loans	4,560	2,799	131	31,051	38,541	6,638,685	6,677,226
Residential mortgage	6,681	1,626	1,504	17,930	27,741	2,884,338	2,912,079
Consumer loans:
Home equity	1,308	111	—	2,088	3,507	388,302	391,809
Automobile	1,969	491	164	118	2,742	1,236,084	1,238,826
Other consumer	71	24	44	—	139	426,008	426,147
Total consumer loans	3,348	626	208	2,206	6,388	2,050,394	2,056,782
Total	$18,509	$5,575	$2,056	$62,100	$88,240	$13,714,396	$13,802,636

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at June 30, 2016 and December 31, 2015:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
June 30, 2016
Commercial and industrial	$3,211	$19,500	$22,711	$26,614	$3,294
Commercial real estate:
Commercial real estate	23,758	46,711	70,469	73,333	4,282
Construction	7,415	1,469	8,884	8,894	57
Total commercial real estate loans	31,173	48,180	79,353	82,227	4,339
Residential mortgage	6,901	15,753	22,654	24,126	1,261
Consumer loans:
Home equity	199	2,268	2,467	2,560	397
Total consumer loans	199	2,268	2,467	2,560	397
Total	$41,484	$85,701	$127,185	$135,527	$9,291
December 31, 2015
Commercial and industrial	$7,863	$17,851	$25,714	$33,071	$3,439
Commercial real estate:
Commercial real estate	30,113	37,440	67,553	71,263	3,354
Construction	8,847	5,530	14,377	14,387	317
Total commercial real estate loans	38,960	42,970	81,930	85,650	3,671
Residential mortgage	7,842	14,770	22,612	24,528	1,377
Consumer loans:
Home equity	263	1,869	2,132	2,224	295
Total consumer loans	263	1,869	2,132	2,224	295
Total	$54,928	$77,460	$132,388	$145,473	$8,782
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$24,157	$194	$25,530	$211
Commercial real estate:
Commercial real estate	70,194	475	75,688	894
Construction	10,027	53	11,485	126
Total commercial real estate loans	80,221	528	87,173	1,020
Residential mortgage	22,922	234	22,566	249
Consumer loans:
Home equity	3,071	20	4,607	38
Total consumer loans	3,071	20	4,607	38
Total	$130,371	$976	$139,876	$1,518

	Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$26,244	$434	$26,898	$457
Commercial real estate:
Commercial real estate	71,296	1,114	77,098	1,380
Construction	9,915	101	14,063	276
Total commercial real estate loans	81,211	1,215	91,161	1,656
Residential mortgage	23,262	436	22,206	499
Consumer loans:
Home equity	2,715	43	4,049	68
Total consumer loans	2,715	43	4,049	68
Total	$133,432	$2,128	$144,314	$2,680
Interest income recognized on a cash basis (included in the table above) was immaterial for the three and six months ended June 30, 2016 and 2015.
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
Performing TDRs (not reported as non-accrual loans) totaled $82.1 million and $77.6 million as of June 30, 2016 and December 31, 2015, respectively. Non-performing TDRs totaled $13.7 million and $21.0 million as of June 30, 2016 and December 31, 2015, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and six months ended June 30, 2016 and 2015. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2016 and 2015, respectively.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	4	$5,079	$4,094	6	$1,947	$1,922
Commercial real estate:
Commercial real estate	2	6,111	6,077	3	1,562	1,573
Construction	—	—	—	1	500	1,190
Total commercial real estate	2	6,111	6,077	4	2,062	2,763
Residential mortgage	5	1,830	1,826	2	1,098	1,097
Consumer	—	—	—	1	1,081	1,079
Total	11	$13,020	$11,997	13	$6,188	$6,861

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	6	$6,456	$5,437	12	$3,531	$3,412
Commercial real estate:
Commercial real estate	3	6,658	6,388	4	6,562	6,573
Construction	—	—	—	1	500	1,190
Total commercial real estate	3	6,658	6,388	5	7,062	7,763
Residential mortgage	7	2,222	2,206	3	1,378	1,373
Consumer	1	55	53	1	1,081	1,079
Total	17	$15,391	$14,084	21	$13,052	$13,627

The majority of the TDR concessions made during the three and six months ended June 30, 2016 and 2015 involved an extension of the loan term, lowering the monthly payments and interest rate reduction. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $2.1 million and $1.0 million at June 30, 2016 and 2015, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. One commercial and industrial TDR loan totaling $209 thousand was fully charged-off during the six months ended June 30, 2016. There were no charge-offs related to TDR modifications during the second quarter of 2016 and three and six months ended June 30, 2015.

The following table presents non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial real estate	2	$1,070	1	$214
Residential mortgage	1	74	1	74
Consumer	1	30	1	30
Total	4	$1,174	3	$318
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans at June 30, 2016 and December 31, 2015.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
June 30, 2016
Commercial and industrial	$2,114,575	$52,028	$34,235	$—	$2,200,838
Commercial real estate	6,666,210	65,621	90,819	—	6,822,650
Construction	622,721	527	9,084	—	632,332
Total	$9,403,506	$118,176	$134,138	$—	$9,655,820
December 31, 2015
Commercial and industrial	$2,049,752	$68,243	$36,254	$2,300	$2,156,549
Commercial real estate	5,893,354	79,279	96,899	—	6,069,532
Construction	596,530	1,102	10,062	—	607,694
Total	$8,539,636	$148,624	$143,215	$2,300	$8,833,775

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2016 and December 31, 2015:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2016
Residential mortgage	$2,842,324	$14,866	$2,857,190
Home equity	379,211	989	380,200
Automobile	1,141,510	141	1,141,651
Other consumer	489,059	—	489,059
Total	$4,852,104	$15,996	$4,868,100
December 31, 2015
Residential mortgage	$2,894,149	$17,930	$2,912,079
Home equity	389,721	2,088	391,809
Automobile	1,238,708	118	1,238,826
Other consumer	426,147	—	426,147
Total	$4,948,725	$20,136	$4,968,861
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2016 and December 31, 2015.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
June 30, 2016
Commercial and industrial	$318,935	$8,976	$327,911
Commercial real estate	1,185,024	11,120	1,196,144
Construction	135,090	1,425	136,515
Residential mortgage	194,532	3,631	198,163
Consumer	110,545	6,123	116,668
Total	$1,944,126	$31,275	$1,975,401
December 31, 2015
Commercial and industrial	$373,665	$10,277	$383,942
Commercial real estate	1,342,030	13,074	1,355,104
Construction	141,547	5,706	147,253
Residential mortgage	214,713	3,749	218,462
Consumer	129,891	5,819	135,710
Total	$2,201,846	$38,625	$2,240,471
Other real estate owned (OREO) totaled $12.1 million and $19.0 million (including $1.2 million and $5.0 million of OREO properties which are subject to loss-sharing agreements with the FDIC) at June 30, 2016 and December 31, 2015 respectively. OREO included foreclosed residential real estate properties totaling $6.8 million and $7.0 million at June 30, 2016 and December 31, 2015, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $9.4 million and $12.3 million at June 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the allowance for credit losses at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$108,088	$106,178
Allowance for unfunded letters of credit	2,326	2,189
Total allowance for credit losses	$110,414	$108,367

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$1,363	$4,382	$2,092	$4,382
Provision for unfunded letters of credit	66	118	137	118
Total provision for credit losses	$1,429	$4,500	$2,229	$4,500

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended June 30, 2016:
Allowance for loan losses:
Beginning balance	$48,417	$48,454	$4,209	$4,335	$—	$105,415
Loans charged-off	(493)	(414)	(151)	(697)	—	(1,755)
Charged-off loans recovered	990	1,458	94	523	—	3,065
Net recoveries (charge-offs)	497	1,044	(57)	(174)	—	1,310
Provision for loan losses	(889)	2,379	(657)	530	—	1,363
Ending balance	$48,025	$51,877	$3,495	$4,691	$—	$108,088
Three Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$44,893	$41,656	$4,092	$4,972	$7,018	$102,631
Loans charged-off	(3,226)	(2,590)	(339)	(1,194)	—	(7,349)
Charged-off loans recovered	1,986	690	130	365	—	3,171
Net charge-offs	(1,240)	(1,900)	(209)	(829)	—	(4,178)
Provision for loan losses	(1,939)	4,429	1,172	1,399	(679)	4,382
Ending balance	$41,714	$44,185	$5,055	$5,542	$6,339	$102,835

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Six Months Ended June 30, 2016:
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$—	$106,178
Loans charged-off	(1,744)	(519)	(232)	(1,771)	—	(4,266)
Charged-off loans recovered	1,516	1,547	109	912	—	4,084
Net (charge-offs) recoveries	(228)	1,028	(123)	(859)	—	(182)
Provision for loan losses	(514)	2,843	(1,007)	770	—	2,092
Ending balance	$48,025	$51,877	$3,495	$4,691	$—	$108,088
Six Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off	(3,979)	(2,740)	(388)	(1,908)	—	(9,015)
Charged-off loans recovered	3,037	1,150	244	684	—	5,115
Net charge-offs	(942)	(1,590)	(144)	(1,224)	—	(3,900)
Provision for loan losses	(1,020)	2,935	106	1,587	774	4,382
Ending balance	$41,714	$44,185	$5,055	$5,542	$6,339	$102,835
At December 31, 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses, including both changes to look-back periods for certain portfolios, as well as enhancements to its qualitative factor framework. The enhancements were meant to increase the level of precision in the allowance for credit losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolio segment (reported in the tables above) at June 30, 2016. As such, the unallocated allowance has in essence been reallocated to the applicable portfolios based on the risks and uncertainties it was meant to capture.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2016 and December 31, 2015.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$3,294	$4,339	$1,261	$397	$9,291
Collectively evaluated for impairment	44,731	47,538	2,234	4,294	98,797
Total	$48,025	$51,877	$3,495	$4,691	$108,088
Loans:
Individually evaluated for impairment	$22,711	$79,353	$22,654	$2,467	$127,185
Collectively evaluated for impairment	2,178,127	7,375,629	2,834,536	2,008,302	14,396,594
Loans acquired with discounts related to credit quality	327,911	1,332,659	198,163	116,668	1,975,401
Total	$2,528,749	$8,787,641	$3,055,353	$2,127,437	$16,499,180
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$3,439	$3,671	$1,377	$295	$8,782
Collectively evaluated for impairment	45,328	44,335	3,248	4,485	97,396
Total	$48,767	$48,006	$4,625	$4,780	$106,178
Loans:
Individually evaluated for impairment	$25,714	$81,930	$22,612	$2,132	$132,388
Collectively evaluated for impairment	2,130,835	6,595,296	2,889,467	2,054,650	13,670,248
Loans acquired with discounts related to credit quality	383,942	1,502,357	218,462	135,710	2,240,471
Total	$2,540,491	$8,179,583	$3,130,541	$2,192,492	$16,043,107

Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2015	$20,517	$199,119	$314,260	$152,443	$686,339
Goodwill from business combinations	701	697	1,416	436	3,250
Balance at June 30, 2016	$21,218	$199,816	$315,676	$152,879	$689,589

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
Goodwill from business combinations, in the table above, includes the effect of the combined adjustments to the estimated fair values of the acquired assets (including core deposits presented in the table below) and liabilities as of the acquisition date of CNL, and goodwill related to the acquisition of certain assets from an independent insurance agency during the first quarter of 2016 (see Note 2 for further details). There was no impairment of goodwill during the three and six months ended June 30, 2016 and 2015.

The following table summarizes other intangible assets as of June 30, 2016 and December 31, 2015:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2016
Loan servicing rights	$66,793	$(50,079)	$(746)	$15,968
Core deposits	61,504	(34,851)	—	26,653
Other	4,087	(1,865)	—	2,222
Total other intangible assets	$132,384	$(86,795)	$(746)	$44,843
December 31, 2015
Loan servicing rights	$75,932	$(59,251)	$(289)	$16,392
Core deposits	62,714	(31,934)	—	30,780
Other	4,374	(2,664)	—	1,710
Total other intangible assets	$143,020	$(93,849)	$(289)	$48,882

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2016 and 2015.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2016 through 2020:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2016	$2,440	$2,711	$148
2017	3,915	4,842	280
2018	3,050	4,215	249
2019	2,291	3,671	235
2020	1,734	3,127	220

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, totaling approximately $2.9 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and $5.8 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively.
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
Under the 2016 Stock Plan, Valley may award shares to its employees and non-employee directors shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). As of June 30, 2016, up to 8.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.

Valley awarded time-based restricted stock totaling 498 thousand shares and 492 thousand shares during the six months ended June 30, 2016 and 2015, respectively, to both executive officers and key employees of Valley. Time-based restricted stock issued during the three months ended June 30, 2016 and 2015 were immaterial. Valley also awarded 431 thousand and 313 thousand shares of performance-based RSUs under the 2016 Stock Plan during the six months ended June 30, 2016, respectively, to certain executive officers. There were no awards of the performance-based RSUs during the three months ended June 30, 2016 and 2015. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met.

The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The non-performance based awards have vesting periods ranging from three to six years. Generally, the restrictions on such awards lapse at an annual or bi-annual rate of one-third of the total award commencing with the first or second anniversary of the date of grant, respectively. The average grant date fair value of non-performance and performance-based restricted stock awarded during the six months ended June 30, 2016 was $8.56.

Valley recorded stock-based compensation expense of $2.8 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $5.2 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2016, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $19.1 million and will be recognized over an average remaining vesting period of approximately 3 years.
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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2016			December 31, 2015
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$536	$32,367	$907,000	$1,284	$24,823	$907,000
Fair value hedge interest rate swaps	14,454	1,403	133,106	7,658	1,306	133,209
Total derivatives designated as hedging instruments	$14,990	$33,770	$1,040,106	$8,942	$26,129	$1,040,209
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$44,861	$44,858	$756,274	$24,628	$24,623	$654,134
Mortgage banking derivatives	992	1,269	273,690	204	92	73,438
Total derivatives not designated as hedging instruments	$45,853	$46,127	$1,029,964	$24,832	$24,715	$727,572

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(3,597)	$(1,699)	$(6,568)	$(3,328)
Amount of (loss) gain recognized in other comprehensive income	(3,625)	1,895	(14,657)	(7,016)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three and six months ended June 30, 2016 and 2015. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $22.5 million and $17.6 million at June 30, 2016 and December 31, 2015, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $12.7 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Derivative - interest rate swaps:
Interest income	$2	$157	$(97)	$103
Interest expense	2,069	(3,832)	6,797	(1,091)
Hedged item - loans and borrowings:
Interest income	$(2)	$(157)	$97	$(103)
Interest expense	(2,060)	3,840	(6,779)	1,059

The amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial for the three and six months ended June 30, 2016 and 2015.

The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(92)	$70	$(389)	$108

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of June 30, 2016, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $60.3 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At June 30, 2016, Valley had $75.7 million in collateral posted with its counterparties.
Note 13. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
June 30, 2016
Assets:
Interest rate caps and swaps	$59,851	$—	$59,851	$(14,991)	$—		$44,860
Liabilities:
Interest rate caps and swaps	$78,628	$—	$78,628	$(14,991)	$(63,637)		$—
Repurchase agreements	340,000	—	340,000	—	(340,000)	*	—
Total	$418,628	$—	$418,628	$(14,991)	$(403,637)		$—
December 31, 2015
Assets:
Interest rate caps and swaps	$33,570	$—	$33,570	$(8,942)	$—		$24,628
Liabilities:
Interest rate caps and swaps	$50,752	$—	$50,752	$(8,942)	$(41,810)		$—
Repurchase agreements	475,000	—	475,000	—	(475,000)	*	—
Total	$525,752	$—	$525,752	$(8,942)	$(516,810)		$—

*	Represents fair value of non-cash pledged investment securities.
Note 14. Tax Credit Investments

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$30,536	$32,094
Other tax credit investments, net	57,329	70,681
Total tax credit investments, net	$87,865	$102,775
Other Liabilities:
Unfunded affordable housing tax credit commitments	$6,760	$7,330
Unfunded other tax credit commitments	655	12,545
Total unfunded tax credit commitments	$7,415	$19,875

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,065	$1,383	$2,130	$3,114
Other tax credit investment credits and tax benefits	3,268	4,903	6,536	8,521
Total reduction in income tax expense	$4,333	$6,286	$8,666	$11,635
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$775	$296	$1,359	$973
Affordable housing tax credit investment impairment losses	60	40	200	528
Other tax credit investment losses	594	493	668	790
Other tax credit investment impairment losses	6,217	3,682	12,683	6,716
Total amortization of tax credit investments recorded in non-interest expense	$7,646	$4,511	$14,910	$9,007
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

Executive Summary

Company Overview. At June 30, 2016, Valley had consolidated total assets of approximately $21.8 billion, total net loans of $16.4 billion, total deposits of $16.4 billion and total shareholders’ equity of $2.2 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island; and Florida. Of our current 213 branch network, 66 percent, 18 percent and 16 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

Valley’s most recent bank acquisition was completed on December 1, 2015 when Valley acquired CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, and $1.2 billion in deposits, after purchase accounting adjustments, and a branch network of 16 offices on the date of its acquisition by Valley. The CNL acquisition helped strengthen Valley's Florida branch network (originally established in 2014) covering several major markets in central and southern Florida. In late February 2016, we completed the full systems integration of CNLBank's operations into Valley and realized the related staffing efficiencies effective April 1, 2016. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2015 for more details regarding our acquisition of CNL and other past merger activity.
Quarterly Results. Net income for the second quarter of 2016 was $39.0 million or 0.15 per diluted common share, compared to $32.0 million, or 0.14 per diluted common share, for the second quarter of 2015. The $7.0 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $15.3 million increase in our net interest income mostly due to higher average loan balances (due to both acquired loans and organic growth) and the prepayment and maturity of $845 million and $182 million of high cost long-term borrowings in the fourth quarter of 2015 and first half of 2016, respectively, (ii) a $4.1 million increase in non-interest income mostly caused by increases in net gains on sales of residential mortgage loans and insurance commissions, and (iii) a $3.1 million decrease in the provision for credit losses, partially offset by (iv) a $12.4 million increase in non-interest expense mostly due to increases in amortization of tax credit investments, professional and legal fees, debt prepayment penalties and other operating losses, as well as higher salary and employee benefit expense and other expenses related to the December 2015 acquisition of CNL, and (v) an increase in income tax expense mainly due to higher pre-tax income. See the "Net Interest Income," "Non-Interest Income," and "Non-Interest Expense" sections below for more details on the items above impacting our second quarter 2016 results, as well as other items discussed elsewhere in this MD&A.
Recent Development. In August 2016, we elected to prepay $405 million of FHLB borrowings with various maturity dates in 2018. The prepaid borrowings with a total average cost of 3.69 percent were funded with a new fixed-rate five-year FHLB advance totaling $405 million. The transaction was accounted for as a debt modification under U.S. GAAP. As a result, the new advance has an adjusted annual interest rate of 2.51 percent, after amortization of prepayment penalties totaling $20.0 million paid to the FHLB.
Additionally, Valley terminated an interest rate swap with a notional amount of $125 million in August 2016. The terminated swap, originally maturing in September 2023, was used to hedge the change in the fair value of Valley’s 5.125 percent subordinated notes issued in September 2013. The transaction will result in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date.
Economic Overview and Indicators. During the second quarter of 2016, real gross domestic product (GDP) grew at a 1.2 percent annual rate after advancing 0.8 percent in the first quarter of 2016. The pace of hiring slowed somewhat compared to the full year of 2015 and business fixed investment remained weak. Growth in residential fixed investment however has been solid over recent quarters reflecting higher levels of disposable income from earlier declines in commodity prices (most notably oil) and rising confidence in the health of the labor market.

The labor market continued to improve as the civilian unemployment rate declined from 5.0 percent as of March 31, 2016 to 4.9 percent as of June 30, 2016. The pace of hiring slowed from a monthly average of 229 thousand of new jobs in 2015 to 147 thousand of new jobs in the second quarter of 2016. However, the addition of 255 thousand new jobs was reported for July 2016, which far surpassed the expectations of most economists. Measures of wages have increased albeit modestly which may indicate there is a shortage of labor resources.

In the second quarter of 2016, the pace of U.S. existing home sales increased compared to the linked first quarter and the second quarter of 2015. Home sales are expected to rise from current levels as market conditions remain generally favorable. Higher readings of consumer confidence that has been boosted by a strengthening labor market and higher levels of household disposable income should continue to support the housing market. However, low levels of home inventory may weigh on sales.

Compared to the first quarter of 2016, personal consumption of goods increased modestly in the second quarter of 2016 after essentially stalling in the first three months of the year. Personal consumption of services however continued to grow at a modest pace. Households may be shifting away from goods consumption for investment in housing. Equity and home prices continued to rise in the second quarter of 2016 after remaining volatile from certain global shocks in the beginning of the year which should continue to support the consumer.

The Federal Reserve’s Open Market Committee (FOMC) increased the target range of the federal funds rate by 25 basis points to 0.25 to 0.50 percent at its December 2015 meeting. The FOMC maintained the target range for the federal funds rate at 0.25 to 0.50 percent in their July 2016 meeting, citing concerns about recent global economic and financial developments and its impact on U.S. labor markets and inflation. In determining future policy actions, the FOMC will assess progress (both realized and expected) toward its objectives of maximum employment and two percent inflation. The FOMC has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions through at least 2017. The FOMC has continued to emphasize that any additional change in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the first quarter at 1.49 percent, 78 basis points lower compared with December 31, 2015. The spread between the 2- and 10-year U.S. Treasury note yields was 0.91 percentage points at June 30, 2016, and 14 basis points and 30 basis points lower than compared to March 31, 2016 and December 31, 2015, respectively.

During the second quarter of 2016, we continued to see strong loan demand primarily for commercial real estate loans throughout our primary markets, including our expanded operations in Florida. However, new loan volumes in other areas, such as such automobile and home equity loans have slowed despite the relatively low levels of market interest rates. Contraction of the rate spreads between long- and short-term interest rates coupled with the repayment of higher rate financial instruments on our balance sheet may continue to weigh on our net interest income and margin in future periods. Additionally, the moderate pace of economic activity reported during the early stages of the third quarter may also challenge our business operations and results, as we have highlighted in remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Selected Economic Indicators:
Unemployment rate:
U.S.	4.90%	5.00%	5.00%	5.10%	5.30%
New York Metro Region (1)	4.40	4.70	4.40	5.10	5.60
New Jersey	4.90	4.40	5.10	5.60	6.10
New York	4.80	4.80	4.80	5.10	5.50
Miami-Fort Lauderdale Metro Region	4.60	4.90	5.00	5.70	5.60
Florida	4.70	4.90	5.00	5.20	5.50
	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
2-year U.S. Treasury rate (2)	0.77%	0.84%	0.84%	0.69%	0.61%
10-year U.S. Treasury rate (2)	1.75	1.91	2.19	2.22	2.16
Real Gross Domestic Product (3)	1.20	1.10	1.40	2.00	3.90
Change in personal income (4) :
New Jersey	NA	4.20	3.79	4.44	4.27
New York	NA	4.72	3.69	4.59	4.59
Florida	NA	5.11	5.35	5.52	5.19
Homeowner vacancy rates:
New Jersey	1.90	1.80	1.40	1.40	1.80
New York	2.10	2.20	2.40	1.60	1.90
Florida	2.30	2.30	2.70	2.60	1.90
Number of U.S. regional existing home sales (5) :
Northeast census region	756,667	696,667	733,333	720,000	676,667
South census region	2,233,333	2,226,667	2,120,000	2,210,000	2,146,667
Number of building permits authorized for new homes (2) :
New Jersey	1,741	2,594	2,893	2,159	3,449
New York	2,041	2,345	5,495	2,982	10,387
Florida	8,679	8,619	10,141	9,003	8,374

NA—not available

(1)	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

(2)	Quarterly average for the period presented.

(3)	Quarterly, compounded annual rate of change.

(4)	Quarterly average, year over year percent change.

(5)	Quarterly average, seasonally adjusted annual rate.
Sources: Bureau of Labor Statistics, U.S. Census Bureau, Federal Reserve Economic Data (FRED)
Loans. Loans increased by $363.2 million, or 9.0 percent on an annualized basis, to $16.5 billion at June 30, 2016 from March 31, 2016 largely due to a $426.4 million net increase in total commercial real estate loans and continued strong growth in collateralized personal lines of credit within the other consumer loans category. Residential mortgage loans decreased $46.5 million to $3.1 billion at June 30, 2016 from March 31, 2016 as we elected to sell $118.4 million of loan originations in an effort to manage the level of interest rate risk on our balance sheet during the second quarter. Total new organic loan originations, excluding new lines of credit and purchased loans, totaled over $900 million mostly in the commercial loan categories during the second quarter of 2016 compared to approximately $600 million in the first quarter of 2016. Loan growth from new loan volumes was partly offset by a high level of loan repayments (partly due to credit risk considerations), including a $140.0 million decline in the acquired purchased credit-impaired (PCI) loan portion of the portfolio. Total commercial real estate loan growth, totaling 20.4 percent on an annualized basis, as compared to the total balance at March 31, 2016, was due to solid organic loan volumes throughout most of our New Jersey, New York and Florida markets, as well as purchased loan participations in the latter part of the second quarter, consisting of multi-family loans within our Northeast markets. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. All of the loans acquired from CNL in the fourth quarter of 2015 are accounted for as PCI loans. As of June 30, 2016, PCI loans totaled $2.0 billion and represented approximately 12.0 percent of our total loan portfolio.

Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans decreased to 0.49 percent at June 30, 2016 as compared to 0.61 percent at March 31, 2016 largely due to strong collections within non-accrual loans and lower levels of delinquent residential mortgage loans across all of the past due loan categories. Overall, our non-performing assets (including non-accrual loans) decreased by 21.0 percent to $61.3 million at June 30, 2016 as compared to $77.6 million at March 31, 2016 mostly due to a 23.5 percent decrease in non-accrual loans to $47.9 million.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the somewhat unpredictable direction of U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of June 30, 2016. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the second quarter of 2016 remained relatively unchanged as compared to the first quarter of 2016. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended June 30, 2016, while savings, NOW and money market accounts were 51 percent and time deposits were 19 percent. Overall, average deposits totaling $16.5 billion for the second quarter of 2016 increased by $72.9 million as compared to the first quarter of 2016 due, in large part, to increased volumes in non-interest deposits, savings, and money market accounts during the second quarter of 2016, partially offset by declines in time deposit and NOW balances. Average time deposits decreased $57.7 million to $3.1 billion for the second quarter of 2016 compared to the first quarter of 2016 mainly due to continued run-off of promotional retail certificates of deposit, as well as our shift to other borrowings alternatives, such as short-term FHLB advances, during the second quarter of 2016.

Average short-term borrowings increased $157.1 million, or 14.8 percent, to $1.2 billion for the three months ended June 30, 2016 as compared to the first quarter of 2016 mostly due to new FHLB advances of $155 million and $27 million issued in March and April 2016, respectively. Actual ending balances for short-term borrowings increased $241.2 million to $1.4 billion at June 30, 2016 as compared to March 31, 2016 due to the aforementioned $27 million in FHLB advances and another $380 million in new FHLB advances issued in late June 2016 that were primarily used for additional liquidity to fund new loan volumes, as well as to repay $135 million in short-term repos that matured in April 2016. The increase in short-term FHLB advances was also partially offset by a moderate decline in customer deposit balances swept into overnight repo accounts at June 30, 2016.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased $189.4 million, or 10.5 percent, to $1.6 billion for the second quarter of 2016 from $1.8 billion for the first quarter of 2016 largely due to the aforementioned maturity of $182 million of high cost long-term borrowings replaced by short-term FHLB borrowings during the first half of 2016. Actual ending balances for long-term borrowings decreased $114.8 million to $1.5 billion at June 30, 2016 as compared to March 31, 2016 primarily due to the May prepayment of $87 million of FHLB advances assumed in the acquisition of CNL, as well as the matured FHLB advances totaling $27 million. The $87 million prepayment of FHLB borrowings was entirely funded by cash balances that were held as collateral at the FHLB of Atlanta.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Return on average assets	0.72%	0.67%	0.69%	0.66%
Return on average shareholders’ equity	6.97	6.75	6.75	6.62
Return on average tangible shareholders’ equity (ROATE)	10.38	9.96	10.07	9.81

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Net income	$39,027	$31,991	$75,214	$62,332
Average shareholders’ equity	2,238,510	1,896,209	2,229,040	1,883,054
Less: Average goodwill and other intangible assets	(735,115)	(611,474)	(735,276)	(612,510)
Average tangible shareholders’ equity	$1,503,395	$1,284,735	$1,493,764	$1,270,544
Annualized ROATE	10.38%	9.96%	10.07%	9.81%

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
Net Interest Income
Net interest income on a tax equivalent basis totaling $153.5 million for the second quarter of 2016 increased $3.3 million and $15.4 million from the first quarter of 2016 and second quarter of 2015, respectively. Interest income on a tax equivalent basis increased $3.5 million to $191.0 million for the second quarter of 2016 as compared to the first quarter of 2016 mainly due to a $259.4 million increase in average loans, as well as the 2 and 8 basis point increases in the yield on average loans and taxable investments, respectively. The increase in yield on average loans for the second quarter of 2016 as compared to the linked first quarter was due, in part, to an increase in periodic interest income recoveries from closed PCI loan pools, as well as moderate increases in both periodic fee income from derivative interest rate swaps executed with commercial lending customers and loan prepayment penalty fees. Interest expense of

$37.6 million for the three months ended June 30, 2016 remained relatively unchanged from the first quarter of 2016 and decreased $2.0 million as compared to the second quarter of 2015. During the second quarter of 2016, our interest expense on long-term borrowings declined by approximately $1.5 million largely due to the maturity of $155 million and $27 million of high cost FHLB borrowings in March and April 2016, respectively, as well as the May 2016 prepayment of an additional $87 million of FHLB borrowings assumed in the CNL acquisition. The reduction in interest expense from the FHLB repayments was partially offset a $1.2 million increase in interest expense on short-term borrowings mostly caused by cash flow interest rate swaps with a total notional amount of $182 million that became effective in March and April 2016. Interest expense on savings, NOW and money market deposits also increased $718 thousand during the second quarter of 2016. The increase was partially driven by an increase in the mix of higher rate money market balances within this category and a $35.3 million increase in the total average balances as compared to the first quarter of 2016.
Average interest earning assets increased to $19.5 billion for the second quarter of 2016 as compared to approximately $17.1 billion for the second quarter of 2015 largely due to the acquired loans and investments totaling $825.5 million and $327.3 million, respectively, in the acquisition of CNL on December 1, 2015, as well as strong organic and purchased loan growth over the last twelve month period. The broad-based loan growth within several loan categories since June 30, 2015 was largely supplemented by purchases of loan participations in multi-family loans and 1-4 family loans totaling a combined $1.0 billion primarily from local third party originators during the last twelve months ended June 30, 2016. Compared to the first quarter of 2016, average interest earning assets increased by $50.1 million from $19.5 billion largely due to organic and purchased loan growth mainly within commercial real estate and other consumer loans during the six months ended June 30, 2016, partially offset by maturing short-term U.S. Treasury securities and lower excess cash liquidity held primarily overnight with the Federal Reserve Bank of New York. Average overnight cash balances declined due, in part, to the timing of new loan originations, as well as the $87 million prepayment of FHLB advances during the second quarter of 2016. As a result of the loan growth over the last six months, average loans increased $259.4 million from the first quarter of 2016, while our average investments declined $47.4 million largely due to the maturity of short-term U.S. Treasury securities classified as available for sale purchased in late December 2015.
Average interest bearing liabilities increased $1.6 billion to $14.3 billion for the second quarter of 2016 as compared to the second quarter of 2015 mainly due to deposits and other borrowings totaling $1.2 billion and $147.8 million, respectively, assumed in the acquisition of CNL during the fourth quarter of 2015, and a much greater use of short-term FHLB advances since late December 2015 as part of our overall funding strategy. Compared to the first quarter of 2016, average interest bearing liabilities decreased $54.7 million in the second quarter of 2016 mostly due to the aforementioned prepayment of $87 million in FHLB advances assumed in the CNL acquisition and continued run-off of high-cost time deposits. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
The net interest margin on a tax equivalent basis of 3.14 percent for the second quarter of 2016 increased 6 basis points from the first quarter of 2016, and decreased 8 basis points as compared to the second quarter of 2015. The yield on average interest earning assets also increased by 6 basis points on a linked quarter basis driven mostly by higher loan yields. The yield on average loans increased 2 basis points to 4.17 percent for the second quarter of 2016, and was positively impacted by the aforementioned increases in periodic interest income and fees as compared to the first quarter of 2016. Our yield on average taxable investment securities increased by 8 basis points during the second quarter of 2016 as compared to the first quarter of 2016 largely due to the maturity of $500 million in low-yielding short-term U.S. Treasury securities purchased in late December 2015. The overall cost of average interest bearing liabilities increased by 1 basis point from 1.04 percent in the linked first quarter of 2016. The increase was primarily due to a 31 basis point increase in the cost of short-term borrowings largely caused by the aforementioned derivative transactions, partially offset by the maturities of high cost long-term borrowings during March and April 2016, and the run-off of some higher rate retail certificates of deposit. Our cost of total deposits increased 1 basis point to 0.47 percent for the second quarter of 2016 as compared to the three months ended March 31, 2016.
The expected future level of our net interest margin is subject to a multitude of conditional, and sometimes unpredictable, factors that can impact the actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of market interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, the re-pricing risk related to our interest earning assets with short durations if long-term market rates were to decline below current levels, as well as the negative impact on interest expense from certain cash flow hedge derivative transactions related to our borrowings. However, we continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our net interest margin and overall returns. The aforementioned borrowings repaid in the first half of 2016, an additional $75 million of borrowings with a contractual interest rate of 5 percent that matured in July 2016, and the debt modification of $405 million in high cost FHLB borrowings during August 2016 (See "Recent Development" section above) are all expected to benefit our future net interest income and margin. Additionally, potential future loan growth from solid loan demand in our primary markets (that has continued into the early stages of the third quarter of 2016) is anticipated to positively impact our future net interest income.

The following table reflects the components of net interest income for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$16,252,915	$169,430	4.17%	$15,993,543	$166,075	4.15%	$14,143,580	$158,169	4.47%
Taxable investments (3)	2,433,896	15,572	2.56	2,497,986	15,479	2.48	2,214,976	13,849	2.50
Tax-exempt investments (1)(3)	585,948	5,745	3.92	569,265	5,677	3.99	537,777	5,531	4.11
Federal funds sold and other interest bearing deposits	264,813	296	0.45	426,676	357	0.33	235,353	146	0.25
Total interest earning assets	19,537,572	191,043	3.91	19,487,470	187,588	3.85	17,131,686	177,695	4.15
Allowance for loan losses	(107,892)			(107,039)			(104,446)
Cash and due from banks	294,046			296,721			281,877
Other assets	2,003,679			2,013,099			1,798,802
Unrealized gains (losses) on securities available for sale, net	2,972			(9,973)			320
Total assets	$21,730,377			$21,680,278			$19,108,239
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,369,553	$9,961	0.48%	$8,334,289	$9,243	0.44%	$7,076,104	$5,911	0.33%
Time deposits	3,070,113	9,223	1.20	3,127,842	9,585	1.23	2,792,637	8,128	1.16
Total interest bearing deposits	11,439,666	19,184	0.67	11,462,131	18,828	0.66	9,868,741	14,039	0.57
Short-term borrowings	1,218,154	3,120	1.02	1,061,011	1,872	0.71	255,097	207	0.32
Long-term borrowings (4)	1,623,136	15,269	3.76	1,812,556	16,744	3.70	2,582,616	25,331	3.92
Total interest bearing liabilities	14,280,956	37,573	1.05	14,335,698	37,444	1.04	12,706,454	39,577	1.25
Non-interest bearing deposits	5,013,821			4,918,463			4,331,647
Other liabilities	197,090			206,547			173,929
Shareholders’ equity	2,238,510			2,219,570			1,896,209
Total liabilities and shareholders’ equity	$21,730,377			$21,680,278			$19,108,239
Net interest income/interest rate spread (5)		$153,470	2.86%		$150,144	2.81%		$138,118	2.90%
Tax equivalent adjustment		(2,015)			(1,991)			(1,941)
Net interest income, as reported		$151,455			$148,153			$136,177
Net interest margin (6)			3.10%			3.04%			3.18%
Tax equivalent effect			0.04%			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.14%			3.08%			3.22%

The following table reflects the components of net interest income for the six months ended June 30, 2016 and 2015:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$16,123,229	$335,506	4.16%	$13,857,893	$308,657	4.45%
Taxable investments (3)	2,465,941	31,051	2.52	2,249,872	30,520	2.71
Tax-exempt investments (1)(3)	577,607	11,422	3.95	539,299	11,088	4.11
Federal funds sold and other interest bearing deposits	345,745	653	0.38	289,314	366	0.25
Total interest earning assets	19,512,522	378,632	3.88	16,936,378	350,631	4.14
Allowance for loan losses	(107,466)			(104,414)
Cash and due from banks	295,384			358,153
Other assets	2,008,389			1,791,057
Unrealized losses on securities available for sale, net	(3,501)			(1,327)
Total assets	$21,705,328			$18,979,847
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,351,921	$19,204	0.46%	$7,109,687	$11,906	0.33%
Time deposits	3,098,978	18,808	1.21	2,774,955	16,102	1.16
Total interest bearing deposits	11,450,899	38,012	0.66	9,884,642	28,008	0.57
Short-term borrowings	1,139,583	4,992	0.88	191,942	301	0.31
Long-term borrowings (4)	1,717,846	32,013	3.73	2,576,275	50,167	3.89
Total interest bearing liabilities	14,308,328	75,017	1.05%	12,652,859	78,476	1.24%
Non-interest bearing deposits	4,966,142			4,271,074
Other liabilities	201,818			172,860
Shareholders’ equity	2,229,040			1,883,054
Total liabilities and shareholders’ equity	$21,705,328			$18,979,847
Net interest income/interest rate spread (5)		$303,615	2.83%		$272,155	2.90%
Tax equivalent adjustment		(4,007)			(3,892)
Net interest income, as reported		$299,608			$268,263
Net interest margin (6)			3.07%			3.17%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.11%			3.21%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2016 Compared to June 30, 2015			Six Months Ended June 30, 2016 Compared to June 30, 2015
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$22,489	$(11,228)	$11,261	$48,090	$(21,241)	$26,849
Taxable investments	1,395	328	1,723	2,811	(2,280)	531
Tax-exempt investments*	480	(266)	214	768	(434)	334
Federal funds sold and other interest bearing deposits	20	130	150	81	206	287
Total increase (decrease) in interest income	24,384	(11,036)	13,348	51,750	(23,749)	28,001
Interest Expense:
Savings, NOW and money market deposits	1,219	2,831	4,050	2,328	4,970	7,298
Time deposits	827	268	1,095	1,942	764	2,706
Short-term borrowings	1,854	1,059	2,913	3,441	1,250	4,691
Long-term borrowings and junior subordinated debentures	(9,064)	(998)	(10,062)	(16,079)	(2,075)	(18,154)
Total (decrease) increase in interest expense	(5,164)	3,160	(2,004)	(8,368)	4,909	(3,459)
Total increase (decrease) in net interest income	$29,548	$(14,196)	$15,352	$60,118	$(28,658)	$31,460

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Trust and investment services	$2,544	$2,576	$4,984	$5,070
Insurance commissions	4,845	4,130	9,553	8,335
Service charges on deposit accounts	5,094	5,263	10,197	10,553
(Losses) gains on securities transactions, net	(3)	(92)	268	2,324
Fees from loan servicing	1,561	1,642	3,155	3,245
Gains on sales of loans, net	3,105	422	4,900	1,020
Gains on sales of assets, net	709	200	699	481
Bank owned life insurance	1,818	1,618	3,781	3,382
Change in FDIC loss-share receivable	1	595	(559)	(3,325)
Other	4,590	3,846	8,734	7,760
Total non-interest income	$24,264	$20,200	$45,712	$38,845

Insurance commissions increased $1.2 million for the six months ended June 30, 2016 as compared with the same period in 2015 mainly due to higher commissions generated from the Bank's insurance agency subsidiary, including additional fees related to certain intangible assets acquired from an independent insurance agency during the first quarter of 2016. See Note 2 to the consolidated financial statements for more details on this acquisition.

Net gains on securities transactions decreased $2.1 million for the six months ended June 30, 2016 as compared with the same period in 2015 due to an immaterial amount of investment securities sold during the six months ended June 30, 2016. Gross gains during the first half of 2015 related to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million during the first quarter of 2015. The sales of these securities were primarily due to an investment portfolio re-balancing during the first quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Net gains on sales of loans increased $2.7 million and $3.9 million for the three and six months ended June 30, 2016 and 2015, respectively, as compared to the same periods in 2015 largely due to a higher volume of residential mortgage loans originated for sale during the first half of 2016 helped by the successful promotion of our low fixed cost mortgage and refinance programs. Loans originated for sale increased $103.3 million to $118.4 million for the second quarter of 2016 as compared to the same quarter in 2015. During the second quarter of 2016, we sold $128.8 million of fixed-rate residential mortgage loans as compared to $14.1 million in the second quarter of 2015. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end.
The net change in the fair value of loans held for sale for three and six months ended June 30, 2016 and 2015 did not have a material impact on the net losses and gains on sale of loans during these periods. Our decision to either sell or retain our mortgage loan production is dependent upon, among other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A above.

Net gains on sales of assets increased $509 thousand for the second quarter of 2016 as compared to the same period in 2015 mainly due to net gains from the sale of two former branch locations that were closed as part of our on-going branch "right-sizing" effort initiated in the second half of 2015. See the "Branch Efficiency and Cost Reduction Plans" section below for additional information.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements from FDIC-assisted transactions, including loss-sharing agreements acquired from 1st United on November 1, 2014. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” and it is included in "Other assets" on Valley's consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to net reductions of $559 thousand and $3.3 million in non-interest income for the six months ended June 30, 2016 and 2015, respectively. The majority of the larger reduction in both the receivable and non-interest income during the first half of 2015 related to the prospective adjustment to the receivable for better than originally estimated cash flows on certain pools of covered loans since the acquisition. These prospective adjustments were recognized only through the March 2015 expiration date of the related commercial loan loss-sharing agreements from Valley's 2010 FDIC-assisted transactions.

See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Salary and employee benefits expense	$56,072	$54,574	$116,331	$111,286
Net occupancy and equipment expense	22,168	22,132	44,957	44,332
FDIC insurance assessment	5,095	4,012	10,194	7,804
Amortization of other intangible assets	2,928	2,096	5,777	4,489
Professional and legal fees	5,472	4,059	9,367	7,400
Amortization of tax credit investments	7,646	4,511	14,910	9,007
Loss on extinguishment of debt	315	—	315	—
Telecommunications expense	2,294	2,045	4,680	4,051
Other	17,813	13,983	31,497	27,161
Total non-interest expense	$119,803	$107,412	$238,028	$215,530

Salary and employee benefits expense increased $1.5 million and $5.0 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 largely due to additional staffing expenses related to our acquisition of CNL on December 1, 2015, partially offset by lower cash incentive compensation expense in the 2016 periods. However, salary and employee benefits expense decreased $4.2 million during the second quarter of 2016 as compared to the first quarter of 2016 mainly driven by staff reductions related to the CNL back office consolidation effective April 1, 2016 and, to a much lesser extent, branch closings and other operational efficiencies gained during the first six months of 2016, as well as the aforementioned decline in cash incentive compensation expense.

FDIC insurance assessments increased $1.1 million and $2.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 largely due to our growth resulting from the CNL acquisition and expansion of our loan portfolio during the first half of 2016.

Amortization of intangible assets increased $832 thousand and $1.3 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 mainly due to an increase in net impairment charges on certain loan servicing rights, as well as an increase in amortization expense of core deposit intangibles partly caused by the acquisition of CNL. Valley recorded net impairment charges on its loan servicing rights totaling $265 thousand and $457 thousand for the three and six months ended June 30, 2016, respectively, as compared net recoveries of impairment charges totaling $245 thousand and $161 thousand for three and six months ended June 30, 2015, respectively.

Professional and legal fees increased $1.4 million and $2.0 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 mostly due to an increase in legal fees related to various litigation and other general corporate matters during the second quarter of 2016.

Amortization of tax credit investments increased $3.1 million and $5.9 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 mainly due to additional purchases of tax-advantaged investments during the last twelve months. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 14 for more details regarding our tax credit investments.

Loss on extinguishment of debt for the three and six months ended June 30, 2016 was due to the May 2016 prepayment of $87 million of FHLB advances assumed in the acquisition of CNL. The $87 million prepayment was entirely funded by cash balances that were held as collateral at the FHLB of Atlanta.

Other non-interest expense increased $3.8 million and $4.3 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. During the second quarter of 2016, operating losses, OREO expense, and branch closing costs increased $1.3 million, $506 thousand and $386 thousand, respectively, as compared to the same period of 2015. Within other non-interest expense, we also experience moderate increases in several items, such as debit card expenses, postage, stationery, and travel and entertainment as compared to three and six months ended June 30, 2015 partly caused by our growth, both organically and through acquisition.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments within non-interest expense and, from time to time, reductions in our non-interest income related to changes in the FDIC loss-share receivable. The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total non-interest expense	$119,803	$107,412	$238,028	$215,530
Less: Amortization of tax credit investments	7,646	4,511	14,910	9,007
Total non-interest expense, adjusted	$112,157	$102,901	$223,118	$206,523

Net interest income	$151,455	$136,177	$299,608	$268,263
Total non-interest income	24,264	20,200	45,712	38,845
Total net interest income and non-interest income	$175,719	$156,377	$345,320	$307,108
Less: Change in FDIC loss-share receivable	1	595	(559)	(3,325)
Total net interest income and non-interest income, adjusted	$175,718	$155,782	$345,879	$310,433
Efficiency ratio	68.18%	68.69%	68.93%	70.18%
Efficiency ratio, adjusted	63.83%	66.05%	64.51%	66.53%

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

As a result of our reviews and the evolution of banking in general, our current plan included the closure and consolidation of 28 branch locations based upon our continuous evaluation of customer delivery channel preferences, branch usage patterns, and other factors. As of June 30, 2016, 27 of the 28 branches were closed (a mix of leased and owned properties mostly of New Jersey locations), including 13 branches closed during the second quarter of 2016 and 1 branch closed in the first quarter of 2016.

We have continued to evaluate the operational efficiency of our entire branch network (consisting of 113 leased and 100 owned office locations at June 30, 2016) to ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience. As a result of its second quarter 2016 evaluation, management identified three additional Florida-based leased branch locations for closure primarily due to their proximity to other branches in Valley's network. These additional branch closures are expected to be completed in August and September 2016, and resulted in the aforementioned branch closing costs recognized in the second quarter of 2016.

In addition to the branch closures, Valley commenced a cost reduction plan in the fourth quarter of 2015 aimed at achieving operational efficiencies through streamlining various aspects of Valley's business model, staff reductions and further utilization of technological enhancements. When both of these plans were consummated, we expected the fully implemented reduction in annual operating expenses to approximate $18 million. Due to the second quarter of 2016 enhancements, including the three additional branch closures in Florida, we now believe these savings will increase to $19.5 million. These measures are currently on track to save $15 million in pre-tax operating expenses for the full year of 2016, exclusive of the aforementioned CNL staffing reductions effective April 1, 2016.
Income Taxes

Income tax expense was $15.5 million and $12.5 million for the three months ended June 30, 2016 and 2015, respectively, and $29.8 million and $24.7 million for the six months ended June 30, 2016 and 2015, respectively. Income tax expense as a percentage of pre-tax income remained relatively unchanged during the three and six months ended June 30, 2016 as compared to the same periods one year ago, reflecting an effective tax rate of appropriately 28.4 percent for both 2016 periods.

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

The following tables present the financial data for each business segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,099,474	$11,153,441	$3,284,657	$—	$19,537,572
Income (loss) before income taxes	14,160	47,425	5,359	(12,457)	54,487
Annualized return on average interest earning assets (before tax)	1.11%	1.70%	0.65%	N/A	1.12%

	Three Months Ended June 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,599,430	$9,544,150	$2,988,106	$—	$17,131,686
Income (loss) before income taxes	7,481	44,468	3,113	(10,597)	44,465
Annualized return on average interest earning assets (before tax)	0.65%	1.86%	0.42%	N/A	1.04%
Consumer Lending

This segment, representing approximately 31.4 percent of our loan portfolio at June 30, 2016, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio including covered loans (which represented 18.5 percent of our loan portfolio at June 30, 2016) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.9 percent of total loans at June 30, 2016) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average interest earning assets in this segment increased $500.0 million to $5.1 billion for the three months ended June 30, 2016 as compared to the second quarter of 2015. The increase was due, in part, to the purchase of 1-4 family residential loans totaling $498 million from third party originators over the last 12-month period, as well as continued solid organic growth in secured personal lines of credit. At June 30, 2016, our consumer lending portfolio also included $117.7 million of PCI loans (mostly consisting of residential mortgage loans and home equity loans) acquired in connection with the CNL merger during the fourth quarter of 2015.

Income before income taxes generated by the consumer lending segment increased $6.7 million to $14.2 million for the second quarter of 2016 as compared to $7.5 million for the first quarter of 2015 largely due to a $4.8 million increase in net interest income and a $2.6 million decrease in the provision for credit losses. The increase in net interest income as compared to the same period one year ago was mainly due to higher average loan balances caused by the aforementioned loan activity since June 30, 2015. Non-interest income also increased $3.3 million for the second quarter of 2016 as compared to same period in 2015 mainly due to a $2.7 million increase in net gains on sales of loans caused by a higher level of sales volumes during second quarter of 2016. The positive impact of the aforementioned items was partially offset by increases in non-interest expense and internal transfer expense totaling $2.4 million and $1.7 million, respectively, as compared to the second quarter of 2015.

The net interest margin on the consumer lending portfolio increased 13 basis points to 2.77 percent for the second quarter of 2016 as compared to the same quarter one year ago. The net interest margin was positively impacted by a 15 basis point decrease in the costs associated with our funding sources, partially offset by a 2 basis point decline in yield on average loans. The decrease in our cost of funds was primarily due to the lower cost of our average long-term borrowings driven by the prepayment and maturity of high cost borrowings totaling $845 million, $155 million, and $27 million in the fourth quarter of 2015, first quarter of 2016 and second quarter of 2016, respectively, as well as continued run-off of higher cost certificates of deposits over the last twelve months. We also elected to prepay $87 million in FHLB advances assumed in the acquisition of CNL during May 2016.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s mix of interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.5 billion and represented 15.3 percent of the total loan portfolio at June 30, 2016. Commercial real estate loans and construction loans totaled $8.8 billion and represented 53.3 percent of the total loan portfolio at June 30, 2016.

Average interest earning assets in this segment increased $1.6 billion to $11.2 billion for the three months ended June 30, 2016 as compared to the second quarter of 2015. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers, purchases of participations in multi-family loans (mostly in New York City) totaling over $502.5 million over the last 12 months, as well as PCI loans totaling $618 million at June 30, 2016 that were acquired in connection with the CNL merger.

For the three months ended June 30, 2016, income before income taxes for the commercial lending segment increased $3.0 million to $47.4 million as compared to the second quarter of 2015 mostly due to an increase in net interest income, partially offset by an increase in internal transfer expense. Net interest income increased $7.8 million to $105.3 million for the second quarter of 2016 as compared to the same period in 2015 largely due to the aforementioned organic, purchased and acquired loan growth over the last 12 months. Internal transfer expense increased $3.7 million during the second quarter of 2016 as compared to the same period in 2015 due, in part, to the acquisition of CNL.

The net interest margin for this segment decreased 31 basis points to 3.78 percent for the second quarter of 2016 as compared to the same quarter one year ago as a result of a 46 basis point decline in yield on average loans, partially offset by a 15 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as lower reforecasted yields on certain PCI loan pools recognized during the six months ended June 30, 2016.
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

Average interest earning assets in this segment increased $296.6 million during the second quarter of 2016 as compared to the second quarter of 2015. The increase was partly due to $327.3 million of investment securities classified as available for sale that were acquired in connection with the CNL merger and a $29.5 million increase the average federal funds sold and other interest bearing deposit balances. However, cash used to purchase new securities totaling $742.0 million was outpaced by cash inflows of $896.8 million from maturities, calls and principal payments of securities (primarily related to short-term U.S. Treasury securities and residential mortgage-backed securities) during the six months ended June 30, 2016 as some of the inflow was reinvested in the commercial and consumer lending segments.

For the quarter ended June 30, 2016, income before income taxes for the investment management segment increased approximately $2.2 million to $5.4 million compared to the second quarter in 2015 mainly due to a $2.6 million increase in net interest income. The increase in net interest income was mainly driven by the higher average investment balances in the second quarter of 2016.

The net interest margin for this segment increased 17 basis points to 1.92 percent for the second quarter of 2016 as compared to the same quarter one year ago largely due to a 15 basis point decrease in costs associated with our funding sources, as well as a 2 basis point increase in the yield on average investments.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The pre-tax net loss for the corporate segment increased $1.9 million to $12.5 million for the three months ended June 30, 2016 as compared to $10.6 million for the three months ended June 30, 2015 mainly due to a $9.0 million increase in non-interest expense, partially offset by increases in in internal transfer income and non-interest income totaling $5.9 million and $1.2 million, respectively, as compared to the second quarter of 2015. The increase in non-interest expense during the second quarter of 2016 related to increases in several general expense categories including, but not limited to, amortization of tax credit investments, net occupancy and equipment expense, salary and employee benefits expense, and professional and legal fees. Non-interest income increased due, in part, to a $509 thousand increase in the gains on sales of assets for the three months ended June 30, 2016 as compared to the same quarter in 2015. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections above.

The following tables present the financial data for each business segment for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,147,551	$10,975,678	$3,389,293	$—	$19,512,522
Income (loss) before income taxes	28,261	91,292	9,362	(23,852)	105,063
Annualized return on average interest earning assets (before tax)	1.10%	1.66%	0.55%	N/A	1.08%

	Six Months Ended June 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,551,725	$9,306,168	$3,078,485	$—	$16,936,378
Income (loss) before income taxes	18,140	78,091	7,672	(16,825)	87,078
Annualized return on average interest earning assets (before tax)	0.80%	1.68%	0.50%	N/A	1.03%

Consumer Lending
Average interest earning assets in this segment increased $595.8 million to $5.1 billion for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was due, in part, to the purchase of 1-4 family residential loans totaling $498 million from third party originators over the last 12-month period, as well as continued solid organic growth in secured personal lines of credit. At June 30, 2016, our consumer lending portfolio also included $117.7 million of PCI loans (mostly consisting of residential mortgage loans and home equity loans) acquired in connection with the CNL merger during the fourth quarter of 2015. These increases were partially offset by a decline in our automobile portfolio during the first six months of 2016.
Income before income taxes generated by the consumer lending segment increased $10.1 million to $28.3 million for the six months ended June 30, 2016 as compared to the same period of 2015 largely due to a $9.5 million increase in net interest income and a $1.8 million decrease in the provision for credit losses. The increase in net interest income as compared to the same period one year ago was mainly due to higher average loan balances caused by the aforementioned loan activity since June 30, 2015. Non-interest income also increased $4.8 million for the six months ended June 30, 2016 as compared to the period of 2015 mainly due to a $3.9 million increase in net gains on sales of loans caused by a higher level of sales volumes during the first half of 2016. The positive impact of these items was partially offset by increases in both non-interest expense and internal transfer expense totaling $2.7 million and $3.3 million, respectively, as compared to the six months ended June 30, 2015.

The net interest margin on the consumer lending portfolio increased 6 basis points to 2.78 percent for the six months ended June 30, 2016 as compared to the same period in 2015 mainly due to a 15 basis point decrease in the costs associated with our funding sources, partially offset by a 9 basis point decline in yield on average loans. The decrease in yield on average loans was largely caused by purchased, new and refinanced loan volumes that remain at relatively low interest rates as compared to the overall yield of our loan portfolio, as well as repayment of higher yielding loans, including PCI loans.
Commercial Lending
Average interest earning assets in this segment increased $1.7 billion to $11.0 billion for the six months ended June 30, 2016 as compared to the same period in 2015. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers including strong production from our Florida market. We also supplemented our organic originations with purchases of participations in multi-family loans totaling over $502.5 million over the last 12 months, as well as $681 million of PCI loans acquired in connection with the CNL merger on December 1, 2015.

For the six months ended June 30, 2016, income before income taxes for the commercial lending segment increased $13.2 million to $91.3 million as compared to the same period in 2015 mostly due to an increase in both net interest income and non-interest income, partially offset by an increase in internal transfer expense. Net interest income increased $19.5 million to $206.8 million for the six months ended June 30, 2016 as compared to the same period in 2015 largely due to the aforementioned organic, purchased and acquired loan growth over the last 12 months. Non-interest income increased $2.2 million as compared to the first half of 2015 largely due to the positive aggregate effect of changes in the FDIC loss-share receivable. See the "Non-interest income" section above for further details. Internal transfer expense increased $8.2 million during the first half of 2016 as compared to the same period in 2015 due, in part, to additional operating expenses related to our growth, including the acquisition of CNL.

The net interest margin for this segment decreased 26 basis points to 3.77 percent for the six months ended June 30, 2016 as compared to the same period in 2015 as a result of a 41 basis point decline in yield on average loans, partially offset by a 15 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as lower reforecasted yields on certain PCI loan pools recognized during the first six months of 2016.

Investment Management

Average interest earning assets in this segment increased $310.8 million during the six months ended June 30, 2016 as compared to the same period in 2015. The increase was due, in part, to the aforementioned investment securities acquired in connection with the CNL merger and a $56.4 million increase the average federal funds sold and other interest bearing deposit balances, partially offset by some reinvestment of normal repayments of investment securities into the commercial and consumer lending segments.

For the six months ended June 30, 2016, income before income taxes for the investment management segment increased approximately $1.7 million to $9.4 million compared to the same period of 2015 largely due to a $2.3 million increase in net interest income. The increase in net interest income was mainly driven by higher average balances for the six months ended June 30, 2016 as compared to the same period in 2015. This increase was partially offset by higher internal transfer expense totaling $24.8 million during the six months ended June 30, 2016 as compared to $23.9 million for the same period in 2015.

The net interest margin for this segment decreased 4 basis points to 1.83 percent for the first half of 2016 as compared to the same period one year ago largely due to a 19 basis point decrease in the yield on average investments driven by principal repayments of higher yielding investments, partially offset by a 15 basis point decrease in in costs associated with our funding sources.
Corporate and other adjustments

The pre-tax net loss for the corporate segment increased $7.0 million to $23.9 million for the six months ended June 30, 2016 as compared to the same period of 2015 mainly due to a $19.0 million increase in non-interest expense, partially offset by a $12.5 million increase in internal transfer income. The increase in non-interest expense related to increases in several general expense categories, including, but not limited to, salary and employee benefits expense related to the acquisition of the CNL, amortization of tax credit investments, and net occupancy and equipment expense. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections above.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2016. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2016. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2016. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2016 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2016. The model also utilizes an immediate parallel shift in the market interest rates at June 30, 2016.

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

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period in light of the aforementioned assumptions. While an instantaneous and severe shift in interest rates was used in this simulation model, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact than shown in the table below.

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(27,417)	(4.54)%
+100	(12,438)	(2.07)
–100	4,259	0.70

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next 12 months by 2.07 percent. The sensitivity of our balance sheet to such a move in interest rates at June 30, 2016 increased as compared to March 31, 2016 (which was a decrease of 0.30 percent in net interest income over a 12 month period). The increase in sensitivity is due to a shift to a greater reliance on short-term borrowings as compared to March 31, 2016. These balances will inherently reprice more quickly in rising rate environments than traditional longer-term funding. Also contributing to the increase in net interest income sensitivity is an increase in asset duration signaling a slower time to asset repricing. Future changes in the overall mix of Valley's fixed and variable interest earning assets and interest bearing liabilities, as well as other factors, including, but not limited to, the slope of the yield curve and projected cash flows, will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the prime rate (as reported by The Wall Street Journal) or the three-month LIBOR rate. We have 11 cash flow hedge interest rate swaps with a total notional value of $782 million at June 30, 2016 that currently pay fixed and receive floating rates, as well as 1 interest rate cap with a total notional value of $125 million. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, brokered certificates of deposit and long-term borrowings to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the three and six months ended June 30, 2016. We expect this negative trend to continue into the foreseeable future due to the moderate pace of the Federal Reserve’s current monetary policies designed to impact the level of market interest rates. See Note 12 to the consolidated financial statements for further details on our derivative transactions.

Despite the negative impact of such derivative transactions, the possibility of an improving U.S. economy, an additional $75 million in high cost borrowings that matured in July 2016, the debt modification of $405 million in high cost FHLB borrowings during August 2016 and solid commercial lending demand and approved new loan pipelines during the second quarter of 2016 could all benefit our future net interest income.
Liquidity

Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is monitored by our Asset/Liability Management Committee and the Investment Committee of the Board of Directors of Valley National Bank, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient liquidity to cover current and potential funding requirements.

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent and reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at June 30, 2016.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.6 billion, representing 8.3 percent of earning assets, at June 30, 2016 and $2.1 billion, representing 10.7 percent of earning assets, at December 31, 2015. Of the $1.6 billion of liquid assets at June 30, 2016, approximately $401 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $417 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2016) are projected to be approximately $4.5 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $14.8 billion and $13.0 billion for the second quarter of 2016 and for the year ended December 31, 2015, respectively, representing 75.6 percent and 74.7 percent of average earning assets for the same respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $727 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB Advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB Advances, the Bank has pledged such assets to collateralize $350 million in municipal deposit letters of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at June 30, 2016. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2016, our borrowing capacity under the Federal Reserve's discount window was $939.8 million.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Our short-term borrowings increased $334.9 million to $1.4 billion at June 30, 2016 as compared to December 31, 2015 due to a $562 million increase in FHLB advances, partially offset by decreases of $177.1 million and $50 million in repo balances and overnight federal funds purchased, respectively. The overall increase in short-term borrowings has been largely driven by higher levels of loan originations (including residential mortgages originated for sale), repayments of long-term borrowing, and a moderate decline in our use of time deposits in our current liquidity/funding strategies.
Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on its $41.5 million of junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio

As of June 30, 2016, we had approximately $1.8 billion and $1.2 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks at June 30, 2016. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities, equity securities, and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain direction of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than temporary impairment on our investment securities in future periods. See our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information regarding our impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2016.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,257,981	$39,173	$(4,409)	$1,292,745
AA Rated	247,857	14,031	(1)	261,887
A Rated	41,365	3,435	—	44,800
Non-investment grade	3,741	26	(63)	3,704
Not rated	214,276	38	(13,739)	200,575
Total investment securities held to maturity	$1,765,220	$56,703	$(18,212)	$1,803,711
Available for sale investment grades:*
AAA Rated	$981,534	$8,596	$(3,972)	$986,158
AA Rated	79,389	1,818	(1,537)	79,670
A Rated	28,124	111	(12)	28,223
BBB Rated	49,484	657	(1,869)	48,272
Non-investment grade	17,153	444	(1,358)	16,239
Not rated	27,964	437	(622)	27,779
Total investment securities available for sale	$1,183,648	$12,063	$(9,370)	$1,186,341

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $214.3 million in investments not rated by the rating agencies with aggregate unrealized losses of $13.7 million at June 30, 2016. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2016, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the six months ended June 30, 2016 and 2015 as the collateral supporting much of the investment securities has improved or performed as expected.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015

Loans
Commercial and industrial	$2,528,749	$2,537,545	$2,540,491	$2,400,618	$2,372,031
Commercial real estate:
Commercial real estate	8,018,794	7,585,139	7,424,636	6,960,677	6,783,149
Construction	768,847	776,057	754,947	569,653	586,068
Total commercial real estate	8,787,641	8,361,196	8,179,583	7,530,330	7,369,217
Residential mortgage	3,055,353	3,101,814	3,130,541	2,999,262	2,704,081
Consumer:
Home equity	485,730	491,555	511,203	478,129	482,366
Automobile	1,141,793	1,188,063	1,239,313	1,219,758	1,198,064
Other consumer	499,914	455,814	441,976	388,717	354,535
Total consumer loans	2,127,437	2,135,432	2,192,492	2,086,604	2,034,965
Total loans	$16,499,180	$16,135,987	$16,043,107	$15,016,814	$14,480,294
As a percent of total loans:
Commercial and industrial	15.3%	15.8%	15.8%	16.0%	16.4%
Commercial real estate	53.3%	51.8%	51.0%	50.1%	50.9%
Residential mortgage	18.5%	19.2%	19.5%	20.0%	18.7%
Consumer loans	12.9%	13.2%	13.7%	13.9%	14.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes covered loans (primarily consisting of commercial real estate loans and residential mortgage loans) totaling $81.1 million, $86.8 million, $122.3 million, $129.5 million and $145.2 million at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

(2)
Total non-covered loans include net unearned premiums and deferred loan costs of $8.3 million, $5.6 million, $3.5 million and $106 thousand at June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively, and net unearned discounts and deferred loan fees of $2.1 million at June 30, 2015.

Total loans increased $363.2 million, or 9.0 percent on an annualized basis, to approximately $16.5 billion at June 30, 2016 from March 31, 2016. Our loan portfolio includes purchased credit-impaired (PCI) loans, which include covered loans subject to loss-sharing agreements, are loans acquired at a discount that is due, in part, to credit quality. At June 30, 2016, our PCI loan portfolio decreased $140.0 million to $2.0 billion as compared to March 31, 2016 primarily due to a high level of loan repayments (some resulting from credit risk considerations by management). The non-PCI loan portion of the loan portfolio increased $503.2 million to approximately $14.5 billion at June 30, 2016 as compared to March 31, 2016 largely due to increases in total commercial estate loans and collateralized personal lines of credit within the other consumer loan category discussed further below.

Total commercial and industrial loans decreased $8.8 million, or 1.4 percent on an annualized basis, from March 31, 2016 to approximately $2.5 billion at June 30, 2016 due to a decline of $32.7 million in the PCI loan portion of the portfolio during the second quarter of 2016. The non-PCI commercial and industrial loan portfolio increased by approximately 4.4 percent on an annualized basis to $2.2 billion at June 30, 2016 from March 31, 2016. In addition to the PCI loan repayments, the level of loan growth within this portfolio continues to be challenged by strong market competition for both new and existing commercial loan borrowers within our primary markets.
Commercial real estate loans (excluding construction loans) increased $433.7 million from March 31, 2016 to $8.0 billion at June 30, 2016 mainly due to a $517.7 million, or 32.8 percent on an annualized basis, increase in the non-PCI loan portfolio. The increase in non-PCI loans was due to solid organic loan volumes from all of our primary markets, including Florida, and $238 million of participations in multi-family loans (mostly in New York City) purchased in late May 2016. The purchased participation loans are seasoned loans with expected shorter durations. Each of these purchased participation loans was stress-tested by Valley under its normal underwriting criteria to further satisfy ourselves as to their credit quality. The organic loan volumes generated across a broad based segment of borrowers within the commercial real estate portfolio were partially offset by an $84.0 million decline in the acquired PCI loan portion of the portfolio. Construction loans were $768.8 million at June 30, 2016 and remained relatively unchanged as compared to March 31, 2016 largely due to new construction loan volumes being somewhat limited to existing customer relationships with a strong performance history.
Total residential mortgage loans decreased $46.5 million, or approximately 6.0 percent on an annualized basis, to approximately $3.1 billion at June 30, 2016 from March 31, 2016 mostly due to a larger percentage of loans originated for sale rather than investment, as well as a $11.0 million decline in the PCI loan portion of the portfolio during the second quarter of 2016. Valley sold approximately $128.8 million of residential mortgage loans originated for sale (including $15.3 million of loans held for sale at March 31, 2016) during the second quarter of 2016. New and refinanced residential mortgage loan originations totaled approximately $177.7 million for the second quarter of 2016 as compared to $83.6 million and $181.2 million for the first quarter of 2016 and second quarter of 2015, respectively. Of the $177.7 million in total originations, $13.2 million, or 7.4 percent, represented new Florida residential mortgage loans. We expect to continue to sell a large portion of our fixed rate residential mortgage loan originations as part of our overall interest rate risk management strategies.
Automobile loans decreased by $46.3 million, or 15.6 percent on an annualized basis, to $1.1 billion at June 30, 2016 as compared to March 31, 2016 as our new indirect auto loan volumes did not keep pace with the normal portfolio repayment activity in the second quarter of 2016, as was also experienced in the linked first quarter of 2016. The decline in indirect auto originations during the first six months of 2016 was largely caused by current market loan pricing and fee constraints resulting from recent regulatory lending guidance. During the early stages of the third quarter of 2016, management implemented various strategies to enhance new auto volumes, including new technology to improve the decision-making process for our auto dealer network. While we believe such enhancements and continued growth opportunities in the new Florida markets will lead to higher new loan volumes, we can provide no assurance that our auto loans will not continue to decline in future periods.
Other consumer loans increased $44.1 million, or 38.7 percent on an annualized basis, to $499.9 million at June 30, 2016 as compared to $455.8 million at March 31, 2016 mainly due to continued growth and customer usage of collateralized personal lines of credit. Home equity loans totaling $485.7 million at June 30, 2016 decreased by $5.8 million as compared to March 31, 2016 mostly due to normal repayment activity largely within the PCI loan portion of the portfolio. New home equity volumes and customer usage of existing home equity lines of credit continue to be weak, despite the relatively favorable low interest rate environment.
We are cautiously optimistic that we will continue to experience overall loan growth primarily within the commercial lending segment during the third quarter of 2016 and the foreseeable future. The approved organic commercial loan pipeline continues to be strong, totaling nearly $700 million in all of our markets at the end of the second quarter, despite the strong market competition for high quality commercial credits. However, we can make no assurances that our total loans will increase, or remain at current levels in the future.
Most of our lending is in northern and central New Jersey, New York City, Long Island and central and southern Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. Valley’s Florida Division accounted for over $100 million of $950 million in new and purchased commercial loan volume, excluding lines of credit, during the second quarter of 2016. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we intend to make further inroads into the Florida lending market, through acquisition or select de novo branch efforts.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans totaled $2.0 billion and $2.2 billion at June 30, 2016 and December 31, 2015, respectively, mostly consisting of loans acquired in business combinations subsequent to 2011, and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage loans and commercial real estate loans, totaled $81.1 million and $122.3 million at June 30, 2016 and December 31, 2015, respectively. The decrease in covered loans was largely due to the expiration of a commercial loss-sharing agreement acquired from 1st United Bancorp, Inc. effective January 1, 2016 and the reclassification of such loans to non-covered PCI loans during the first quarter of 2016. Additional information regarding all of our loss-sharing agreements with the FDIC can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following tables summarize the changes in the carrying amounts of PCI loans (net of the allowance for loan losses, if applicable), and the accretable yield on these loans for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016		2015
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$2,115,421	$387,120	$1,649,181	$309,858
Accretion	28,325	(28,325)	27,757	(27,757)
Payments received	(167,439)	—	(104,587)	—
Transfers to other real estate owned	(906)	—	(1,080)	—
Other, net	—	(3,194)	—	—
Balance, end of the period	$1,975,401	$355,601	$1,571,271	$282,101

	Six Months Ended June 30,
	2016		2015
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$2,240,471	$415,179	$1,721,601	$336,208
Accretion	56,384	(56,384)	54,107	(54,107)
Payments received	(317,084)	—	(202,774)
Transfers to other real estate owned	(1,176)	—	(1,080)	—
Other, net	(3,194)	(3,194)	(583)	—
Balance, end of the period	$1,975,401	$355,601	$1,571,271	$282,101

PCI loans in the table above at June 30, 2015 are presented net of the allocation of the allowance for loan losses totaling $200 thousand. This allowance allocation was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. There was no allowance allocation for PCI loan losses at June 30, 2016.
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
FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.6 million and $8.3 million at June 30, 2016 and December 31, 2015, respectively. The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $559 thousand and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The larger net reduction during the first half of 2015 was mainly caused by the prospective recognition of the effect of additional cash flows from certain loan pools which were covered by commercial loan loss-sharing agreements that expired in March 2015.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (consisting of automobiles) and non-accrual debt securities at June 30, 2016. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has decreased 15.8 percent over the last 12 month period to $61.3 million at June 30, 2016 mostly due to strong collections within non-accrual loan category during the second quarter of 2016 and a steady decline in OREO balances. As a result, non-performing assets as a percentage of total loans and non-performing assets declined to 0.37 percent at June 30, 2016 as compared to 0.48 percent at March 31, 2016 (as shown in the table below). Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$5,187	$8,395	$3,920	$2,081	$1,080
Commercial real estate	5,076	1,389	2,684	2,950	1,542
Construction	—	1,326	1,876	4,707	404
Residential mortgage	10,177	14,628	6,681	5,617	4,690
Consumer	2,535	3,200	3,348	3,491	2,440
Total 30 to 59 days past due	22,975	28,938	18,509	18,846	10,156
60 to 89 days past due:
Commercial and industrial	5,714	613	524	1,996	475
Commercial real estate	834	120	—	1,415	2,182
Construction	—	—	2,799	—	—
Residential mortgage	2,326	3,056	1,626	1,977	1,280
Consumer	644	731	626	722	644
Total 60 to 89 days past due	9,518	4,520	5,575	6,110	4,581
90 or more days past due:
Commercial and industrial	218	221	213	224	226
Commercial real estate	131	131	131	245	133
Construction	—	—	—	—	—
Residential mortgage	314	2,613	1,504	3,468	3,014
Consumer	139	66	208	166	160
Total 90 or more days past due	802	3,031	2,056	4,103	3,533
Total accruing past due loans	$33,295	$36,489	$26,140	$29,059	$18,270
Non-accrual loans: (1)
Commercial and industrial	$6,573	$11,484	$10,913	$12,845	$9,019
Commercial real estate	19,432	26,604	24,888	22,129	21,760
Construction	5,878	5,978	6,163	5,959	4,775
Residential mortgage	14,866	16,747	17,930	16,657	17,269
Consumer	1,130	1,807	2,206	1,634	1,855
Total non-accrual loans	47,879	62,620	62,100	59,224	54,678
Other real estate owned (OREO) (2)	10,903	12,368	13,563	14,691	14,476
Other repossessed assets	369	495	437	369	1,510
Non-accrual debt securities (3)	2,118	2,102	2,142	2,182	2,123
Total non-performing assets (NPAs)	$61,269	$77,585	$78,242	$76,466	$72,787
Performing troubled debt restructured loans	$82,140	$80,506	$77,627	$91,210	$97,625
Total non-accrual loans as a % of loans	0.29%	0.39%	0.39%	0.39%	0.38%
Total NPAs as a % of loans and NPAs	0.37	0.48	0.49	0.51	0.50
Total accruing past due and non-accrual loans as a % of loans	0.49	0.61	0.55	0.59	0.50
Allowance for loan losses as a % of non-accrual loans	225.75	168.34	170.98	176.53	188.07

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $1.2 million, $2.4 million and $5.0 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively, and $5.4 million at both September 30, 2015 and June 30, 2015.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $634 thousand, $651 thousand, $610 thousand, $570 thousand, $630 thousand at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

Loans past due 30 to 59 days decreased $6.0 million to $23.0 million at June 30, 2016 as compared to March 31, 2016 mainly due to a decrease residential mortgage loans, as well as commercial and industrial loans and consumer loans. Residential mortgage loans within this delinquency category decreased $4.5 million to $10.2 million at June 30, 2016 compared to $14.6 million at March 31, 2016 caused, in large part, by better performance within our serviced by others portfolio at June 30, 2016. The residential mortgage loans within this category remained somewhat elevated at June 30, 2016 due to an additional $1.8 million loan at June 30, 2016 that was previously reported within loans past due 90 or more and still accruing interest at March 31, 2016.

Loans past due 60 to 89 days increased $5.0 million to $9.5 million at June 30, 2016 as compared to March 31, 2016 mainly due to one commercial and industrial loan relationship collateralized by taxi cab medallions totaling $5.2 million. This $5.2 million relationship is the only past due relationship in our entire taxi medallion loan portfolio totaling $151.4 million, which primarily consists of loans to New York City fleet owners, at June 30, 2016. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral whenever possible. We will continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuations for taxi medallions due to relatively new competing services.

Loans past due 90 days or more and still accruing decreased $2.2 million to $802 thousand at June 30, 2016 compared to $3.0 million at March 31, 2016 mostly due to a decrease in residential mortgage loans caused, in part, by the aforementioned $1.8 million loan that migrated to the loans past due 30 to 59 days category at June 30, 2016.

Non-accrual loans decreased $14.7 million to $47.9 million at June 30, 2016 as compared to $62.6 million at March 31, 2016 largely due to strong collections within commercial and industrial loans and commercial real estate loan portfolios resulting from several full repayments of impaired loans during the second quarter of 2016.

OREO properties decreased $1.5 million to $10.9 million at June 30, 2016 from $12.4 million at March 31, 2016. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in-process totaled $9.4 million at June 30, 2016. We believe this lengthy legal process negatively impacts the level of our non-accrual loans and NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets as of June 30, 2016.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $82.1 million at June 30, 2016 and consisted of 96 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $82.1 million in performing TDRs at June 30, 2016 had a modified weighted average interest rate of approximately 4.74 percent as compared to a pre-modification weighted average interest rate of 4.95 percent.

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

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Average loans outstanding	$16,252,915	$15,993,543	$14,143,580	$16,123,229	$13,857,893
Beginning balance - Allowance for credit losses	$107,675	$108,367	$104,565	$108,367	$104,287
Loans charged-off:
Commercial and industrial	(493)	(1,251)	(3,226)	(1,744)	(3,979)
Commercial real estate	(414)	(105)	(1,787)	(519)	(1,864)
Construction	—	—	(803)	—	(876)
Residential mortgage	(151)	(81)	(339)	(232)	(388)
Consumer	(697)	(1,074)	(1,194)	(1,771)	(1,908)
Total charge-offs	(1,755)	(2,511)	(7,349)	(4,266)	(9,015)
Charged-off loans recovered:
Commercial and industrial	990	526	1,986	1,516	3,037
Commercial real estate	1,458	89	215	1,547	238
Construction	—	—	475	—	912
Residential mortgage	94	15	130	109	244
Consumer	523	389	365	912	684
Total recoveries	3,065	1,019	3,171	4,084	5,115
Net recoveries (charge-offs)	1,310	(1,492)	(4,178)	(182)	(3,900)
Provision charged for credit losses	1,429	800	4,500	2,229	4,500
Ending balance - Allowance for credit losses	$110,414	$107,675	$104,887	$110,414	$104,887
Components of allowance for credit losses:
Allowance for loan losses	$108,088	$105,415	$102,835	$108,088	$102,835
Allowance for unfunded letters of credit	2,326	2,260	2,052	2,326	2,052
Allowance for credit losses	$110,414	$107,675	$104,887	$110,414	$104,887
Components of provision for credit losses:
Provision for loan losses	$1,363	$729	$4,382	$2,092	$4,382
Provision for unfunded letters of credit	66	71	118	137	118
Provision for credit losses	$1,429	$800	$4,500	$2,229	$4,500

Annualized ratio of net (recoveries) charge-offs to average loans outstanding	(0.03)%	0.04%	0.12%	0.00%	0.06%
Allowance for credit losses as a % of non-PCI loans	0.76	0.77	0.81	0.76	0.81
Allowance for credit losses as a % of total loans	0.67	0.67	0.72	0.67	0.72

During the second quarter of 2016, we recognized net recoveries of loan charge-offs of $1.3 million as compared to net charge-offs totaling $1.5 million and $4.2 million for the first quarter of 2016 and the second quarter of 2015, respectively. The quarter over quarter improvement in net loan charge-offs was largely due to an increase in gross recoveries within the commercial loan categories. However, the decrease in net loan charge-offs during the second quarter of 2016 as compared to the same period in 2015 was primarily driven by significantly lower gross charge offs across all of the loan categories during the second quarter of 2016 as the portfolio's performance has continued to improve over the twelve month period. Net loan charge-offs totaled only $182 thousand for the six months ended June 30, 2016, despite a $1.0 million decline in gross recoveries as compared to the same period one year ago.

During the second quarter of 2016, we recorded a $1.4 million provision for credit losses as compared to a provision of $800 thousand and $4.5 million for the first quarter of 2016 and second quarter of 2015, respectively. The increase in the provision from the linked first quarter of 2016 was mostly due to the significant organic and purchased loan growth within the commercial real estate loan portfolio. The decrease in the provision from the second quarter of 2015 was mainly due to the continued low level of loan charge-off activity across all loan types in our loan portfolio during the second quarter of 2016, as well as several other quantitative and qualitative factors that impacted our analysis of the allowance for credit losses at June 30, 2016.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2016		March 31, 2016		June 30, 2015
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$50,351	1.99%	$50,677	2.00%	$43,765	1.85%
Commercial real estate loans:
Commercial real estate	35,869	0.45%	31,812	0.42%	30,515	0.46%
Construction	16,008	2.08%	16,642	2.14%	13,670	2.34%
Total commercial real estate loans	51,877	0.59%	48,454	0.58%	44,185	0.61%
Residential mortgage loans	3,495	0.11%	4,209	0.14%	5,055	0.19%
Consumer loans:
Home equity	968	0.20%	1,061	0.22%	1,649	0.34%
Auto and other consumer	3,723	0.23%	3,274	0.20%	3,894	0.25%
Total consumer loans	4,691	0.22%	4,335	0.20%	5,543	0.27%
Unallocated	—		—	—	6,339	—
Total allowance for credit losses	$110,414	0.67%	$107,675	0.67%	$104,887	0.72%

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.67 percent at both June 30, 2016 and March 31, 2016, as compared to 0.72 percent of total loans at June 30, 2015. At June 30, 2016, our allowance allocations for losses as a percentage of total loans moderately decreased within several loan categories as compared to March 31, 2016 due, in part, to the lower level of net loan charge-offs, delinquent and impaired loans, loan growth during the second quarter, and a decline in internally classified loans at June 30, 2016. The overall mix of these items, significant loan growth in the commercial real estate and other consumer loan categories of the portfolio, assumptions based on the current economic environment, as well as other qualitative factors impacted our estimate of the allowance for credit losses at June 30, 2016.

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

As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at June 30, 2016 and March 31, 2016. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $2.0 billion) was 0.76 percent at June 30, 2016 as compared to 0.77 percent and 0.81 percent at March 31, 2016 and June 30, 2015, respectively. PCI loans, including all of the loans acquired from CNL during the fourth quarter of 2015, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at June 30, 2016.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $2.2 billion and represented 10.2 percent of total assets at both June 30, 2016 and December 31, 2015. During the six months ended June 30, 2016, total shareholders’ equity increased $25.1 million, which was comprised of (i) net income of $75.2 million, (ii) a decrease in our accumulated other comprehensive loss of $2.7 million, (iii) net proceeds of $3.1 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 323 thousand shares, and (iv) an increase of $3.8 million attributable to the effect of our stock incentive plan, partially offset by (v) cash dividends declared on common and preferred stock totaling $56.1 million and $3.6 million, respectively. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and six months ended June 30, 2016.
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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of June 30, 2016, and December 31, 2015, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2016 and December 31, 2015:

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2016
Total Risk-based Capital
Valley	$1,928,990	11.69%	$1,423,436	8.625%	N/A	N/A
Valley National Bank	1,871,141	11.37	1,419,462	8.625	$1,645,753	10.00%
Common Equity Tier 1 Capital
Valley	1,443,162	8.74	845,810	5.125	N/A	N/A
Valley National Bank	1,660,727	10.09	843,448	5.125	1,069,739	6.50
Tier 1 Risk-based Capital
Valley	1,549,576	9.39	1,093,364	6.625	N/A	N/A
Valley National Bank	1,660,727	10.09	1,090,311	6.625	1,316,602	8.00
Tier 1 Leverage Capital
Valley	1,549,576	7.38	840,080	4.00	N/A	N/A
Valley National Bank	1,660,727	7.92	838,258	4.00	1,047,822	5.00

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2015
Total Risk-based Capital
Valley	$1,910,304	12.02%	$1,271,171	8.00%	N/A	N/A
Valley National Bank	1,826,420	11.53	1,266,942	8.00	$1,583,677	10.00%
Common Equity Tier 1 Capital
Valley	1,431,973	9.01	715,034	4.50	N/A	N/A
Valley National Bank	1,618,053	10.22	712,655	4.50	1,029,390	6.50
Tier 1 Risk-based Capital
Valley	1,543,937	9.72	953,378	6.00	N/A	N/A
Valley National Bank	1,618,053	10.22	950,206	6.00	1,266,942	8.00
Tier 1 Leverage Capital
Valley	1,543,937	7.90	781,388	4.00	N/A	N/A
Valley National Bank	1,618,053	8.29	780,831	4.00	976,039	5.00

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

We submitted our latest stress testing results (utilizing data as of December 31, 2015) to the FRB on July 28, 2016. The FRB will disclose the results to the public in October 2016. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test at December 31, 2015 will be available under the Shareholder Relations section of our website at www.valleynationalbank.com when the FRB discloses the results to the public. The previous year results (utilizing data as of December 31, 2014) can currently be found on our website.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2016	December 31, 2015
	($ in thousands, except for share data)
Common shares outstanding	254,362,314	253,787,561
Shareholders’ equity	$2,232,212	$2,207,091
Less: Preferred stock	111,590	111,590
Less: Goodwill and other intangible assets	734,432	735,221
Tangible shareholders’ equity	$1,386,190	$1,360,280
Tangible book value per common share	$5.45	$5.36
Book value per common share	$8.34	$8.26
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 21.4 percent for the six months ended June 30, 2016 as compared to zero for the year ended December 31, 2015. Our rate of earnings retention increased during the first half of 2016 as compared to the full year of 2015, which was negatively impacted by $51.1 million in pre-tax debt prepayment penalties recognized during the fourth quarter of 2016, and, to a much lesser extent, merger costs from the acquisition of CNL in December 2015. We expect our future retention rate to improve due to, among other factors, synergies realized from the integration of CNL's back office operations completed in February 2016 and the related CNL staffing reductions effective April 1, 2016, as well as our current branch efficiency and cost reduction plans discussed elsewhere in this MD&A.
Cash dividends declared amounted to $0.22 per common share for both the six months ended June 30, 2016 and 2015. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015 in the MD&A section -“Off-Balance Sheet Arrangements” and Notes 12 and 13 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 65 for a discussion of interest rate sensitivity.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2016 to April 30, 2016	8,586	$9.40	—	4,112,465
May 1, 2016 to May 31, 2016	2,633	9.27	—	4,112,465
June 1, 2016 to June 30, 2016	1,521	9.19	—	4,112,465
Total	12,740	$9.35	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2016.

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

	(10.3)	Form of Change in Control Agreement between Valley, Valley National Bank and Robert Bardusch, dated April 18, 2016.+*

	(10.4)	Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents who previously had or were eligible for change in control agreements +*

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Gerald H. Lipkin
August 8, 2016	Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
August 8, 2016	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer