Form 10-Q
period 2016-09-30
VALLEY NATIONAL BANCORP
filed 2016-11-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 254,529,715 shares were outstanding as of November 3, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Cash and due from banks	$238,664	$243,575
Interest bearing deposits with banks	160,462	170,225
Investment securities:
Held to maturity (fair value of $1,891,982 at September 30, 2016 and $1,621,039 at December 31, 2015)	1,845,151	1,596,385
Available for sale	1,276,709	1,506,861
Total investment securities	3,121,860	3,103,246
Loans held for sale (includes fair value of $27,868 at September 30, 2016 and $16,832 at December 31, 2015 for loans originated for sale)	202,369	16,382
Loans	16,634,135	16,043,107
Less: Allowance for loan losses	(110,697)	(106,178)
Net loans	16,523,438	15,936,929
Premises and equipment, net	294,165	298,943
Bank owned life insurance	390,600	387,542
Accrued interest receivable	63,815	63,554
Goodwill	689,589	686,339
Other intangible assets, net	44,038	48,882
Other assets	639,453	656,999
Total Assets	$22,368,453	$21,612,616
Liabilities
Deposits:
Non-interest bearing	$5,092,740	$4,914,285
Interest bearing:
Savings, NOW and money market	8,759,562	8,181,362
Time	3,119,881	3,157,904
Total deposits	16,972,183	16,253,551
Short-term borrowings	1,433,356	1,076,991
Long-term borrowings	1,450,818	1,810,728
Junior subordinated debentures issued to capital trusts	41,536	41,414
Accrued expenses and other liabilities	213,487	222,841
Total Liabilities	20,111,380	19,405,525
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; issued 4,600,000 shares at September 30, 2016 and December 31, 2015)	111,590	111,590
Common stock (no par value, authorized 332,023,233 shares; issued 254,492,480 shares at September 30, 2016 and 253,787,561 shares at December 31, 2015)	89,007	88,626
Surplus	1,937,572	1,927,399
Retained earnings	153,531	125,171
Accumulated other comprehensive loss	(34,343)	(45,695)
Treasury stock, at cost (30,574 common shares at September 30, 2016)	(284)	—
Total Shareholders’ Equity	2,257,073	2,207,091
Total Liabilities and Shareholders’ Equity	$22,368,453	$21,612,616
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$171,143	$157,141	$506,640	$465,787
Interest and dividends on investment securities:
Taxable	14,232	12,148	42,487	39,313
Tax-exempt	4,023	3,593	11,447	10,800
Dividends	1,612	1,658	4,408	5,013
Interest on federal funds sold and other short-term investments	193	150	846	516
Total interest income	191,203	174,690	565,828	521,429
Interest Expense
Interest on deposits:
Savings, NOW and money market	10,165	5,587	29,369	17,493
Time	9,412	9,535	28,220	25,637
Interest on short-term borrowings	3,545	126	8,537	427
Interest on long-term borrowings and junior subordinated debentures	13,935	25,482	45,948	75,649
Total interest expense	37,057	40,730	112,074	119,206
Net Interest Income	154,146	133,960	453,754	402,223
Provision for credit losses	5,840	94	8,069	4,594
Net Interest Income After Provision for Credit Losses	148,306	133,866	445,685	397,629
Non-Interest Income
Trust and investment services	2,628	2,450	7,612	7,520
Insurance commissions	4,580	4,119	14,133	12,454
Service charges on deposit accounts	5,263	5,241	15,460	15,794
(Losses) gains on securities transactions, net	(10)	157	258	2,481
Fees from loan servicing	1,598	1,703	4,753	4,948
Gains on sales of loans, net	4,823	2,014	9,723	3,034
Gains (losses) on sales of assets, net	310	(558)	1,009	(77)
Bank owned life insurance	1,683	1,806	5,464	5,188
Change in FDIC loss-share receivable	(313)	(55)	(872)	(3,380)
Other	4,291	4,042	13,025	11,802
Total non-interest income	24,853	20,919	70,565	59,764
Non-Interest Expense
Salary and employee benefits expense	58,107	54,315	174,438	165,601
Net occupancy and equipment expense	20,658	21,526	65,615	65,858
FDIC insurance assessment	4,804	4,168	14,998	11,972
Amortization of other intangible assets	2,675	2,232	8,452	6,721
Professional and legal fees	4,031	4,643	13,398	12,043
Amortization of tax credit investments	6,450	5,224	21,360	14,231
Telecommunication expense	2,459	2,050	7,139	6,101
Other	14,084	14,494	45,896	41,655
Total non-interest expense	113,268	108,652	351,296	324,182
Income Before Income Taxes	59,891	46,133	164,954	133,211
Income tax expense	17,049	10,179	46,898	34,925
Net Income	$42,842	$35,954	$118,056	$98,286
Dividends on preferred stock	1,797	2,017	5,391	2,017
Net Income Available to Common Shareholders	$41,045	$33,937	$112,665	$96,269
Earnings Per Common Share:
Basic	$0.16	$0.15	$0.44	$0.41
Diluted	0.16	0.15	0.44	0.41
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	254,473,994	232,737,953	254,310,769	232,548,840
Diluted	254,940,307	232,780,219	254,698,593	232,565,695
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$42,842	$35,954	$118,056	$98,286
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	4,902	4,586	12,550	2,677
Less reclassification adjustment for net losses (gains) included in net income	6	(91)	(162)	(1,445)
Total	4,908	4,495	12,388	1,232
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(74)	252	168	(200)
Less reclassification adjustment for accretion of credit impairment losses included in net income	(50)	(267)	(336)	(371)
Total	(124)	(15)	(168)	(571)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	1,735	(6,163)	(6,939)	(10,291)
Less reclassification adjustment for net losses included in net income	2,095	772	5,943	2,714
Total	3,830	(5,391)	(996)	(7,577)
Defined benefit pension plan
Amortization of net loss	42	119	128	359
Total other comprehensive income (loss)	8,656	(792)	11,352	(6,557)
Total comprehensive income	$51,498	$35,162	$129,408	$91,729
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$118,056	$98,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,593	15,213
Stock-based compensation	7,382	6,512
Provision for credit losses	8,069	4,594
Net amortization of premiums and accretion of discounts on securities and borrowings	14,152	17,595
Amortization of other intangible assets	8,452	6,721
Gains on securities transactions, net	(258)	(2,481)
Proceeds from sales of loans held for sale	337,069	94,342
Gains on sales of loans, net	(9,723)	(3,034)
Originations of loans held for sale	(342,989)	(86,274)
(Gains) losses on sales of assets, net	(1,009)	77
FDIC loss-share receivable (excluding reimbursements)	872	3,380
Net change in:
Trading securities	—	14,233
Fair value of borrowings hedged by derivative transactions	6,646	3,270
Cash surrender value of bank owned life insurance	(5,464)	(5,188)
Accrued interest receivable	(261)	(199)
Other assets	(2,170)	(33,555)
Accrued expenses and other liabilities	(9,888)	12,490
Net cash provided by operating activities	147,529	145,982
Cash flows from investing activities:
Net loan originations	(182,893)	(486,862)
Loans purchased	(593,769)	(1,066,934)
Investment securities held to maturity:
Purchases	(502,833)	(201,681)
Sales	—	11,666
Maturities, calls and principal repayments	243,764	321,771
Investment securities available for sale:
Purchases	(557,978)	(38,819)
Sales	2,081	14,022
Maturities, calls and principal repayments	800,967	115,397
Death benefit proceeds from bank owned life insurance	2,406	—
Proceeds from sales of real estate property and equipment	18,243	10,510
Purchases of real estate property and equipment	(17,155)	(23,139)
Reimbursements from the FDIC	269	2,835
Net cash used in investing activities	(786,898)	(1,341,234)
Cash flows from financing activities:
Net change in deposits	718,632	465,747
Net change in short-term borrowings	356,365	156,160
Proceeds from issuance of long-term borrowings, net	385,000	98,930
Repayments of long-term borrowings	(749,000)	(100,000)
Proceeds from issuance of preferred stock, net	—	111,590
Cash dividends paid to preferred shareholders	(5,391)	(2,017)
Cash dividends paid to common shareholders	(83,821)	(76,671)
Purchase of common shares to treasury	(1,700)	(2,108)
Common stock issued, net	4,610	4,993
Net cash provided by financing activities	624,695	656,624
Net change in cash and cash equivalents	(14,674)	(538,628)
Cash and cash equivalents at beginning of year	413,800	830,407
Cash and cash equivalents at end of period	$399,126	$291,779

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$115,253	$121,907
Federal and state income taxes	24,464	49,932
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$7,611	$8,711
Transfer of loans to loans held for sale	174,501	—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2016 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
In August 2016, we elected to prepay $405 million of FHLB borrowings with various maturity dates in 2018. The prepaid borrowings with a total average cost of 3.69 percent were funded with a new fixed-rate five-year FHLB advance totaling $405 million. The transaction was accounted for as a debt modification under U.S. GAAP. As a result, the new advance has an adjusted annual interest rate of 2.51 percent, after amortization of prepayment penalties totaling $20 million paid to the FHLB.
Note 2. Business Combinations

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

On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, and $1.2 billion in deposits and 16 branch offices on the date of its acquisition by Valley. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley's common stock.

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
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except for share data)
Net income available to common shareholders	$41,045	$33,937	$112,665	$96,269
Basic weighted average number of common shares outstanding	254,473,994	232,737,953	254,310,769	232,548,840
Plus: Common stock equivalents	466,313	42,266	387,824	16,855
Diluted weighted average number of common shares outstanding	254,940,307	232,780,219	254,698,593	232,565,695
Earnings per common share:
Basic	$0.16	$0.15	$0.44	$0.41
Diluted	0.16	0.15	0.44	0.41

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 4.6 million shares for both the three and nine months ended September 30, 2016 and 5.0 million shares for both the three and nine months ended September 30, 2015.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2016	$2,144	$(564)	$(22,470)	$(22,109)	$(42,999)
Other comprehensive income (loss) before reclassifications	4,902	(74)	1,735	—	6,563
Amounts reclassified from other comprehensive income (loss)	6	(50)	2,095	42	2,093
Other comprehensive income (loss), net	4,908	(124)	3,830	42	8,656
Balance at September 30, 2016	$7,052	$(688)	$(18,640)	$(22,067)	$(34,343)

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2015	$(5,336)	$(520)	$(17,644)	$(22,195)	$(45,695)
Other comprehensive income (loss) before reclassifications	12,550	168	(6,939)	—	5,779
Amounts reclassified from other comprehensive income (loss)	(162)	(336)	5,943	128	5,573
Other comprehensive income (loss), net	12,388	(168)	(996)	128	11,352
Balance at September 30, 2016	$7,052	$(688)	$(18,640)	$(22,067)	$(34,343)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2016 and 2015.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2016	2015	2016	2015	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$(10)	$157	$258	$2,481	(Losses) gains on securities transactions, net
Tax effect	4	(66)	(96)	(1,036)
Total net of tax	(6)	91	162	1,445
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	87	458	576	636	Interest and dividends on investment securities (taxable)
Tax effect	(37)	(191)	(240)	(265)
Total net of tax	50	267	336	371
Unrealized losses on derivatives (cash flow hedges) before tax	(3,578)	(1,323)	(10,146)	(4,651)	Interest expense
Tax effect	1,483	551	4,203	1,937
Total net of tax	(2,095)	(772)	(5,943)	(2,714)
Defined benefit pension plan:
Amortization of net loss	(71)	(205)	(215)	(616)	*
Tax effect	29	86	87	257
Total net of tax	(42)	(119)	(128)	(359)
Total reclassifications, net of tax	$(2,093)	$(533)	$(5,573)	$(1,257)

*	Amortization of net loss is included in the computation of net periodic pension cost.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" clarifies on how certain cash receipts and cash payments should be classified and presented in the statement of cash flow. The ASU No. 2016-15 includes guidance on eight cash flow classification issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and is not expected to have a significant impact on Valley's consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2016 and December 31, 2015. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2016	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$51,791	$51,791	$—	$—
U.S. government agency securities	24,097	—	24,097	—
Obligations of states and political subdivisions	125,290	—	125,290	—
Residential mortgage-backed securities	966,638	—	956,266	10,372
Trust preferred securities	8,156	—	6,131	2,025
Corporate and other debt securities	80,567	17,579	62,988	—
Equity securities	20,170	536	19,634	—
Total available for sale	1,276,709	69,906	1,194,406	12,397
Loans held for sale (1)	27,868	—	27,868	—
Other assets (2)	46,019	—	46,019	—
Total assets	$1,350,596	$69,906	$1,268,293	$12,397
Liabilities
Other liabilities (2)	$72,672	$—	$72,672	$—
Total liabilities	$72,672	$—	$72,672	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$2,214	$—	$—	$2,214
Loan servicing rights	7,358	—	—	7,358
Foreclosed assets (4)	1,711	—	—	1,711
Total	$11,283	$—	$—	$11,283

		Fair Value Measurements at Reporting Date Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $27.0 million and $16.1 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

(4)	Includes covered (i.e., subject to loss-sharing agreements with the FDIC) other real estate owned totaling $200 thousand and $4.2 million at September 30, 2016 and December 31, 2015, respectively.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 and 2015 are summarized below:

	Available for Sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of the period	$13,101	$14,712	$13,793	$19,309
Total net losses included in other comprehensive income for the period	(212)	(26)	(283)	(908)
Sales	—	—	—	(2,675)
Settlements	(492)	(340)	(1,113)	(1,380)
Balance, end of the period	$12,397	$14,346	$12,397	$14,346

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three and nine months ended September 30, 2016 and 2015. There were no transfers of assets into or out of Level 3, or between Level 1 and Level 2, during the three and nine months ended September 30, 2016 and 2015.

There have been no material changes in the valuation methodologies used at September 30, 2016 from December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following valuation techniques were used for financial instruments measured at fair value on a recurring basis. All the valuation techniques described below apply to the unpaid principal balance,excluding any accrued interest or dividends at the measurement date. Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale securities.

All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and trading securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at September 30, 2016:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	4.8-20.9%	12.3%
		Default rate	3.8-27.0	9.1
		Loss severity	45.3-66.7	60.6

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2016 and December 31, 2015 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2016 and December 31, 2015), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2016 and December 31, 2015.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At September 30, 2016, appraisals were discounted based on specific market data by location and property type. During the quarter ended September 30, 2016, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $3.7 million and $366 thousand for the three months ended September 30, 2016 and 2015, respectively, and $4.7 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, collateral dependent impaired loans with a total recorded investment of $2.6 million were reduced by specific valuation allowance allocations totaling $350 thousand to a reported total net carrying amount of $2.2 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2016, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded no net impairment charges on its loan servicing rights for the three months ended September 30, 2016 and net impairment charges totaling $457 thousand for the nine months ended September 30, 2016. Valley recorded net recoveries of impairment charges totaling $48 thousand and $209 thousand for three and nine months ended September 30, 2015, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. The appraisals of foreclosed assets were adjusted up to 4.8 percent at September 30, 2016. At September 30, 2016, foreclosed assets included $1.7 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended September 30, 2016. The foreclosed assets charge-offs to the allowance for loan losses totaled $245 thousand and $629 thousand for the three months ended September 30, 2016 and 2015, respectively and $1.2 million and $1.5 million for nine months ended September 30, 2016 and 2015, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net loss within non-interest expense of $34 thousand and $1.3 million for the three months ended September 30, 2016 and 2015, respectively and $946 thousand and $1.8 million for nine months ended September 30, 2016 and 2015, respectively.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2016 and December 31, 2015 were as follows:

	Fair Value Hierarchy	September 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$238,664	$238,664	$243,575	$243,575
Interest bearing deposits with banks	Level 1	160,462	160,462	170,225	170,225
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,866	154,042	138,978	149,483
U.S. government agency securities	Level 2	11,549	12,106	12,859	13,130
Obligations of states and political subdivisions	Level 2	568,212	595,525	504,865	527,263
Residential mortgage-backed securities	Level 2	1,030,165	1,046,387	852,289	855,272
Trust preferred securities	Level 2	59,800	45,726	59,785	46,437
Corporate and other debt securities	Level 2	36,559	38,196	27,609	29,454
Total investment securities held to maturity		1,845,151	1,891,982	1,596,385	1,621,039
Net loans	Level 3	16,523,438	16,511,137	15,936,929	15,824,475
Accrued interest receivable	Level 1	63,815	63,815	63,554	63,554
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	162,584	162,584	145,068	145,068
Financial liabilities
Deposits without stated maturities	Level 1	13,852,302	13,852,302	13,095,647	13,095,647
Deposits with stated maturities	Level 2	3,119,881	3,148,902	3,157,904	3,203,389
Short-term borrowings	Level 1	1,433,356	1,433,356	1,076,991	1,076,991
Long-term borrowings	Level 2	1,450,818	1,612,654	1,810,728	1,945,741
Junior subordinated debentures issued to capital trusts	Level 2	41,536	43,751	41,414	44,127
Accrued interest payable (2)	Level 1	9,931	9,931	13,110	13,110

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Short-term and long-term borrowings. The carrying amounts of certain short-term borrowings, including securities sold under agreements to repurchase and FHLB borrowings (and from time to time, federal funds purchased) approximate their fair values because they frequently re-price to a market rate. The fair values of other short-term and long-term borrowings are estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When quoted prices are unavailable, the fair values of the borrowings are estimated by discounting the estimated future cash flows using current market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

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

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2016
U.S. Treasury securities	$138,866	$15,176	$—	$154,042
U.S. government agency securities	11,549	557	—	12,106
Obligations of states and political subdivisions:
Obligations of states and state agencies	192,735	13,353	—	206,088
Municipal bonds	375,477	13,960	—	389,437
Total obligations of states and political subdivisions	568,212	27,313	—	595,525
Residential mortgage-backed securities	1,030,165	17,642	(1,420)	1,046,387
Trust preferred securities	59,800	28	(14,102)	45,726
Corporate and other debt securities	36,559	1,637	—	38,196
Total investment securities held to maturity	$1,845,151	$62,353	$(15,522)	$1,891,982
December 31, 2015
U.S. Treasury securities	$138,978	$10,505	$—	$149,483
U.S. government agency securities	12,859	271	—	13,130
Obligations of states and political subdivisions:
Obligations of states and state agencies	194,547	10,538	(10)	205,075
Municipal bonds	310,318	11,955	(85)	322,188
Total obligations of states and political subdivisions	504,865	22,493	(95)	527,263
Residential mortgage-backed securities	852,289	11,018	(8,035)	855,272
Trust preferred securities	59,785	36	(13,384)	46,437
Corporate and other debt securities	27,609	1,894	(49)	29,454
Total investment securities held to maturity	$1,596,385	$46,217	$(21,563)	$1,621,039

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2016 and December 31, 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2016
Residential mortgage-backed securities	$185,774	$(867)	$128,211	$(553)	$313,985	$(1,420)
Trust preferred securities	—	—	44,344	(14,102)	44,344	(14,102)
Total	$185,774	$(867)	$172,555	$(14,655)	$358,329	$(15,522)
December 31, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,837	$(5)	$1,965	$(5)	$8,802	$(10)
Municipal bonds	8,814	(72)	10,198	(13)	19,012	(85)
Total obligations of states and political subdivisions	15,651	(77)	12,163	(18)	27,814	(95)
Residential mortgage-backed securities	244,440	(2,916)	162,756	(5,119)	407,196	(8,035)
Trust preferred securities	—	—	45,047	(13,384)	45,047	(13,384)
Corporate and other debt securities	2,951	(49)	—	—	2,951	(49)
Total	$263,042	$(3,042)	$219,966	$(18,521)	$483,008	$(21,563)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 52 at September 30, 2016 and 74 at December 31, 2015.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at September 30, 2016 mainly related to certain investment grade securities issued by Ginnie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at September 30, 2016 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2016.
Management does not believe that any individual unrealized loss as of September 30, 2016 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.
As of September 30, 2016, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $860.6 million.

The contractual maturities of investments in debt securities held to maturity at September 30, 2016 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$85,384	$85,388
Due after one year through five years	181,107	192,968
Due after five years through ten years	369,454	398,494
Due after ten years	179,041	168,745
Residential mortgage-backed securities	1,030,165	1,046,387
Total investment securities held to maturity	$1,845,151	$1,891,982
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.5 years at September 30, 2016.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2016
U.S. Treasury securities	$51,025	$766	$—	$51,791
U.S. government agency securities	23,764	339	(6)	24,097
Obligations of states and political subdivisions:
Obligations of states and state agencies	42,466	1,091	(40)	43,517
Municipal bonds	80,155	1,939	(321)	81,773
Total obligations of states and political subdivisions	122,621	3,030	(361)	125,290
Residential mortgage-backed securities	958,531	11,021	(2,914)	966,638
Trust preferred securities*	10,231	—	(2,075)	8,156
Corporate and other debt securities	79,148	1,623	(204)	80,567
Equity securities	20,522	445	(797)	20,170
Total investment securities available for sale	$1,265,842	$17,224	$(6,357)	$1,276,709
December 31, 2015
U.S. Treasury securities	$551,173	$4	$(1,704)	$549,473
U.S. government agency securities	29,316	665	(18)	29,963
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,285	196	(67)	44,414
Municipal bonds	80,717	209	(374)	80,552
Total obligations of states and political subdivisions	125,002	405	(441)	124,966
Residential mortgage-backed securities	701,764	3,348	(8,684)	696,428
Trust preferred securities*	10,458	—	(2,054)	8,404
Corporate and other debt securities	78,202	1,239	(1,889)	77,552
Equity securities	21,022	575	(1,522)	20,075
Total investment securities available for sale	$1,516,937	$6,236	$(16,312)	$1,506,861

*	Includes two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at September 30, 2016 and December 31, 2015.

The age of unrealized losses and fair value of related securities available for sale at September 30, 2016 and December 31, 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2016
U.S. government agency securities	$—	$—	$4,197	$(6)	$4,197	$(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	2,607	(40)	—	—	2,607	(40)
Municipal bonds	—	—	11,012	(321)	11,012	(321)
Total obligations of states and political subdivisions	2,607	(40)	11,012	(321)	13,619	(361)
Residential mortgage-backed securities	145,631	(566)	138,425	(2,348)	284,056	(2,914)
Trust preferred securities	—	—	8,155	(2,075)	8,155	(2,075)
Corporate and other debt securities	20,814	(7)	15,329	(197)	36,143	(204)
Equity securities	—	—	14,998	(797)	14,998	(797)
Total	$169,052	$(613)	$192,116	$(5,744)	$361,168	$(6,357)
December 31, 2015
U.S. Treasury securities	$548,538	$(1,704)	$—	$—	$548,538	$(1,704)
U.S. government agency securities	3,489	(5)	4,736	(13)	8,225	(18)
Obligations of states and political subdivisions:
Obligations of states and state agencies	24,359	(67)	—	—	24,359	(67)
Municipal bonds	38,207	(128)	13,551	(246)	51,758	(374)
Total obligations of states and political subdivisions	62,566	(195)	13,551	(246)	76,117	(441)
Residential mortgage-backed securities	293,615	(4,147)	164,010	(4,537)	457,625	(8,684)
Trust preferred securities	—	—	8,404	(2,054)	8,404	(2,054)
Corporate and other debt securities	21,203	(471)	36,137	(1,418)	57,340	(1,889)
Equity securities	—	—	14,273	(1,522)	14,273	(1,522)
Total	$929,411	$(6,522)	$241,111	$(9,790)	$1,170,522	$(16,312)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2016 was 102 as compared to 291 at December 31, 2015.
The unrealized losses more than twelve months for the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2016 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae and three non-investment grade private label mortgage-backed securities that were previously impaired.
The unrealized losses more than twelve months for trust preferred securities at September 30, 2016 in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $10.2 million and a fair value of $8.2 million. One of the two pooled trust preferred securities had unrealized loss of $1.3 million and an investment grade rating at September 30, 2016.

As of September 30, 2016, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $461.5 million.
The contractual maturities of investment securities available for sale at September 30, 2016 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$10,549	$10,578
Due after one year through five years	93,945	95,479
Due after five years through ten years	122,929	125,488
Due after ten years	59,366	58,356
Residential mortgage-backed securities	958,531	966,638
Equity securities	20,522	20,170
Total investment securities available for sale	$1,265,842	$1,276,709
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale at September 30, 2016 was 9.3 years.
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

There were no other-than-temporary impairment losses on securities recognized in earnings for the nine months ended September 30, 2016 and 2015. At September 30, 2016, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $10.8 million and $10.4 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost and fair value of $2.8 million and $2.0 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three and nine months ended September 30, 2016 and 2015. Additionally, one previously impaired pooled trust preferred security was sold during the first quarter of 2015 for an immaterial gain. See the table and discussion below for additional information.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$5,348	$6,387	$5,837	$8,947
Accretion of credit loss impairment due to an increase in expected cash flows	(87)	(458)	(576)	(636)
Sales	—	—	—	(2,382)
Balance, end of period	$5,261	$5,929	$5,261	$5,929

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
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Sales transactions:
Gross gains	$—	$—	$271	$3,274
Gross losses	—	—	—	(947)
	—	—	271	2,327
Maturities and other securities transactions:
Gross gains	2	158	2	287
Gross losses	(12)	(1)	(15)	(133)
	(10)	157	(13)	154
Total (losses) gains on securities transactions, net	$(10)	$157	$258	$2,481

Valley recognized gross gains from sales transactions of investment securities totaling $3.3 million for the nine months ended September 30, 2015 due to the sale of corporate debt securities and trust preferred securities with amortized cost totaling $25.9 million. These transactions included a corporate debt security classified as held to maturity and a previously impaired pooled trust preferred security with amortized costs of $9.8 million and $2.6 million, respectively. Additionally, Valley recognized $947 thousand of gross losses during the nine months ended September 30, 2015 primarily due to the sale of mostly trust preferred securities with a total amortized cost of $8.3 million. The vast majority of the sales of investment securities were due to an investment portfolio re-balancing during the third quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.
Note 8. Loans

The detail of the loan portfolio as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,266,420	$292,548	$2,558,968	$2,156,549	$383,942	$2,540,491
Commercial real estate:
Commercial real estate	7,178,836	1,135,019	8,313,855	6,069,532	1,355,104	7,424,636
Construction	670,801	131,767	802,568	607,694	147,253	754,947
Total commercial real estate loans	7,849,637	1,266,786	9,116,423	6,677,226	1,502,357	8,179,583
Residential mortgage	2,637,311	188,819	2,826,130	2,912,079	218,462	3,130,541
Consumer:
Home equity	377,682	99,138	476,820	391,809	119,394	511,203
Automobile	1,121,430	176	1,121,606	1,238,826	487	1,239,313
Other consumer	524,540	9,648	534,188	426,147	15,829	441,976
Total consumer loans	2,023,652	108,962	2,132,614	2,056,782	135,710	2,192,492
Total loans	$14,777,020	$1,857,115	$16,634,135	$13,802,636	$2,240,471	$16,043,107

*
PCI loans include covered loans (mostly consisting of residential mortgage and commercial real estate loans) totaling $76.0 million and $122.3 million at September 30, 2016 and December 31, 2015, respectively.

Total non-covered loans include net unearned premiums and deferred loan costs of $10.5 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $2.0 billion and $2.4 billion at September 30, 2016 and December 31, 2015, respectively.

Valley transferred $174.5 million of residential mortgage loans from the loan portfolio to loans held for sale during the three months ended September 30, 2016. Exclusive of such transfers, there were no sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2016 and 2015.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $76.0 million and $122.3 million at September 30, 2016 and December 31, 2015, respectively.

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$355,601	$282,101	$415,179	$336,208
Accretion	(26,730)	(24,814)	(86,308)	(78,921)
Balance, end of period	$328,871	$257,287	$328,871	$257,287

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.7 million and $8.3 million at September 30, 2016 and December 31, 2015, respectively. The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $313 thousand and $55 thousand for the three months ended September 30, 2016 and 2015, respectively, and $872 thousand and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. The larger net reduction during the nine months ended September 30, 2015 was mainly caused by the prospective recognition of the effect of additional cash flows from certain loan pools which were covered by commercial loan loss-sharing agreements that expired in March 2015.

Credit Risk Management

For all of its loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. Valley closely monitors economic conditions and loan performance trends to manage and evaluate its exposure to credit risk. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at September 30, 2016 and December 31, 2015:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2016
Commercial and industrial	$4,306	$788	$145	$7,875	$13,114	$2,253,306	$2,266,420
Commercial real estate:
Commercial real estate	9,385	4,291	478	14,452	28,606	7,150,230	7,178,836
Construction	—	—	1,881	1,136	3,017	667,784	670,801
Total commercial real estate loans	9,385	4,291	2,359	15,588	31,623	7,818,014	7,849,637
Residential mortgage	9,982	2,733	590	14,013	27,318	2,609,993	2,637,311
Consumer loans:
Home equity	693	527	—	820	2,040	375,642	377,682
Automobile	2,110	619	226	145	3,100	1,118,330	1,121,430
Other consumer	343	88	—	—	431	524,109	524,540
Total consumer loans	3,146	1,234	226	965	5,571	2,018,081	2,023,652
Total	$26,819	$9,046	$3,320	$38,441	$77,626	$14,699,394	$14,777,020
December 31, 2015
Commercial and industrial	$3,920	$524	$213	$10,913	$15,570	$2,140,979	$2,156,549
Commercial real estate:
Commercial real estate	2,684	—	131	24,888	27,703	6,041,829	6,069,532
Construction	1,876	2,799	—	6,163	10,838	596,856	607,694
Total commercial real estate loans	4,560	2,799	131	31,051	38,541	6,638,685	6,677,226
Residential mortgage	6,681	1,626	1,504	17,930	27,741	2,884,338	2,912,079
Consumer loans:
Home equity	1,308	111	—	2,088	3,507	388,302	391,809
Automobile	1,969	491	164	118	2,742	1,236,084	1,238,826
Other consumer	71	24	44	—	139	426,008	426,147
Total consumer loans	3,348	626	208	2,206	6,388	2,050,394	2,056,782
Total	$18,509	$5,575	$2,056	$62,100	$88,240	$13,714,396	$13,802,636

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at September 30, 2016 and December 31, 2015:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
September 30, 2016
Commercial and industrial	$4,312	$22,816	$27,128	$34,156	$3,506
Commercial real estate:
Commercial real estate	20,428	42,363	62,791	65,076	4,152
Construction	1,972	4,326	6,298	6,298	423
Total commercial real estate loans	22,400	46,689	69,089	71,374	4,575
Residential mortgage	8,706	9,802	18,508	19,983	708
Consumer loans:
Home equity	214	1,509	1,723	1,820	210
Total consumer loans	214	1,509	1,723	1,820	210
Total	$35,632	$80,816	$116,448	$127,333	$8,999
December 31, 2015
Commercial and industrial	$7,863	$17,851	$25,714	$33,071	$3,439
Commercial real estate:
Commercial real estate	30,113	37,440	67,553	71,263	3,354
Construction	8,847	5,530	14,377	14,387	317
Total commercial real estate loans	38,960	42,970	81,930	85,650	3,671
Residential mortgage	7,842	14,770	22,612	24,528	1,377
Consumer loans:
Home equity	263	1,869	2,132	2,224	295
Total consumer loans	263	1,869	2,132	2,224	295
Total	$54,928	$77,460	$132,388	$145,473	$8,782
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$31,499	$293	$28,892	$232
Commercial real estate:
Commercial real estate	58,117	513	76,509	538
Construction	6,635	37	20,007	139
Total commercial real estate loans	64,752	550	96,516	677
Residential mortgage	20,193	225	25,336	208
Consumer loans:
Home equity	2,253	25	4,275	43
Total consumer loans	2,253	25	4,275	43
Total	$118,697	$1,093	$155,019	$1,160

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$28,008	$727	$27,570	$689
Commercial real estate:
Commercial real estate	66,871	1,627	76,900	1,918
Construction	8,814	138	16,066	415
Total commercial real estate loans	75,685	1,765	92,966	2,333
Residential mortgage	22,232	660	23,261	707
Consumer loans:
Home equity	2,560	68	4,125	111
Total consumer loans	2,560	68	4,125	111
Total	$128,485	$3,220	$147,922	$3,840
Interest income recognized on a cash basis (included in the table above) was immaterial for the three and nine months ended September 30, 2016 and 2015.
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
The majority of the concessions made for TDRs involve lowering the monthly payments on loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. The concessions rarely result in the forgiveness of principal or accrued interest. In addition, Valley frequently obtains additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms of the loan and Valley’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
Performing TDRs (not reported as non-accrual loans) totaled $81.1 million and $77.6 million as of September 30, 2016 and December 31, 2015, respectively. Non-performing TDRs totaled $13.0 million and $21.0 million as of September 30, 2016 and December 31, 2015, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and nine months ended September 30, 2016 and 2015. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at September 30, 2016 and 2015, respectively.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	7	$6,389	$6,248	2	$1,530	$1,530
Commercial real estate:
Commercial real estate	1	1,667	1,870	—	—	—
Construction	2	2,078	2,078	2	4,974	3,451
Total commercial real estate	3	3,745	3,948	2	4,974	3,451
Residential mortgage	1	78	77	3	1,080	1,050
Consumer	1	23	18	—	—	—
Total	12	$10,235	$10,291	7	$7,584	$6,031

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	12	$11,700	$11,088	12	$4,621	$4,081
Commercial real estate:
Commercial real estate	4	8,325	8,174	4	6,562	6,444
Construction	2	2,079	2,078	3	5,474	4,635
Total commercial real estate	6	10,404	10,252	7	12,036	11,079
Residential mortgage	8	2,300	2,271	6	2,458	2,420
Consumer	2	77	69	1	1,081	1,072
Total	28	$24,481	$23,680	26	$20,196	$18,652

The TDR concessions made during the three and nine months ended September 30, 2016 and 2015 were mainly extensions of the loan terms. The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $2.4 million and $602 thousand at September 30, 2016 and 2015, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. One commercial and industrial TDR loan totaling $209 thousand was fully charged-off during the nine months ended September 30, 2016. There were no charge-offs related to TDR modifications during the third quarters of 2016 and 2015 and the nine months ended September 30, 2015.

We had four of residential non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) totaling $1.1 million during the three and nine months ended September 30, 2016 and none for the three and nine months ended September 30, 2015.
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans at September 30, 2016 and December 31, 2015.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
September 30, 2016
Commercial and industrial	$2,158,585	$46,209	$59,972	$1,654	$2,266,420
Commercial real estate	7,015,861	79,331	83,644	—	7,178,836
Construction	667,008	100	3,693	—	670,801
Total	$9,841,454	$125,640	$147,309	$1,654	$10,116,057
December 31, 2015
Commercial and industrial	$2,049,752	$68,243	$36,254	$2,300	$2,156,549
Commercial real estate	5,893,354	79,279	96,899	—	6,069,532
Construction	596,530	1,102	10,062	—	607,694
Total	$8,539,636	$148,624	$143,215	$2,300	$8,833,775

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2016 and December 31, 2015:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2016
Residential mortgage	$2,623,298	$14,013	$2,637,311
Home equity	376,862	820	377,682
Automobile	1,121,285	145	1,121,430
Other consumer	524,540	—	524,540
Total	$4,645,985	$14,978	$4,660,963
December 31, 2015
Residential mortgage	$2,894,149	$17,930	$2,912,079
Home equity	389,721	2,088	391,809
Automobile	1,238,708	118	1,238,826
Other consumer	426,147	—	426,147
Total	$4,948,725	$20,136	$4,968,861
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2016 and December 31, 2015.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2016
Commercial and industrial	$283,759	$8,789	$292,548
Commercial real estate	1,123,123	11,896	1,135,019
Construction	130,442	1,325	131,767
Residential mortgage	185,790	3,029	188,819
Consumer	103,946	5,016	108,962
Total	$1,827,060	$30,055	$1,857,115
December 31, 2015
Commercial and industrial	$373,665	$10,277	$383,942
Commercial real estate	1,342,030	13,074	1,355,104
Construction	141,547	5,706	147,253
Residential mortgage	214,713	3,749	218,462
Consumer	129,891	5,819	135,710
Total	$2,201,846	$38,625	$2,240,471
Other real estate owned (OREO) totaled $11.3 million and $19.0 million (including $1.0 million and $5.0 million of OREO properties which are subject to loss-sharing agreements with the FDIC) at September 30, 2016 and December 31, 2015, respectively. OREO included foreclosed residential real estate properties totaling $7.4 million and $7.0 million at September 30, 2016 and December 31, 2015, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $7.7 million and $12.3 million at September 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the allowance for credit losses at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$110,697	$106,178
Allowance for unfunded letters of credit	2,217	2,189
Total allowance for credit losses	$112,914	$108,367

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$5,949	$—	$8,041	$4,382
Provision for unfunded letters of credit	(109)	94	28	212
Total provision for credit losses	$5,840	$94	$8,069	$4,594

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$48,025	$51,877	$3,495	$4,691	$—	$108,088
Loans charged-off	(3,763)	—	(518)	(782)	—	(5,063)
Charged-off loans recovered	902	44	495	282	—	1,723
Net (charge-offs) recoveries	(2,861)	44	(23)	(500)	—	(3,340)
Provision for loan losses	5,588	539	(94)	(84)		5,949
Ending balance	$50,752	$52,460	$3,378	$4,107	$—	$110,697
Three Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$41,714	$44,185	$5,055	$5,542	$6,339	$102,835
Loans charged-off	(1,124)	(40)	(111)	(734)	—	(2,009)
Charged-off loans recovered	2,550	536	151	488	—	3,725
Net recoveries (charge-offs)	1,426	496	40	(246)	—	1,716
Provision for loan losses	4,397	(2,403)	(546)	(829)	(619)	—
Ending balance	$47,537	$42,278	$4,549	$4,467	$5,720	$104,551

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$—	$106,178
Loans charged-off	(5,507)	(519)	(750)	(2,553)	—	(9,329)
Charged-off loans recovered	2,418	1,591	604	1,194	—	5,807
Net (charge-offs) recoveries	(3,089)	1,072	(146)	(1,359)	—	(3,522)
Provision for loan losses	5,074	3,382	(1,101)	686	—	8,041
Ending balance	$50,752	$52,460	$3,378	$4,107	$—	$110,697
Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off	(5,103)	(2,780)	(499)	(2,642)	—	(11,024)
Charged-off loans recovered	5,587	1,686	395	1,172	—	8,840
Net (charge-offs) recoveries	484	(1,094)	(104)	(1,470)	—	(2,184)
Provision for loan losses	3,377	532	(440)	758	155	4,382
Ending balance	$47,537	$42,278	$4,549	$4,467	$5,720	$104,551
At December 31, 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses, including both changes to look-back periods for certain portfolios, as well as enhancements to its qualitative factor framework. The enhancements were meant to increase the level of precision in the allowance for credit losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolio segment (reported in the tables above) at September 30, 2016. As such, the unallocated allowance has in essence been reallocated to the applicable portfolios based on the risks and uncertainties it was meant to capture.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2016 and December 31, 2015.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$3,506	$4,575	$708	$210	$8,999
Collectively evaluated for impairment	47,246	47,885	2,670	3,897	101,698
Total	$50,752	$52,460	$3,378	$4,107	$110,697
Loans:
Individually evaluated for impairment	$27,128	$69,089	$18,508	$1,723	$116,448
Collectively evaluated for impairment	2,239,292	7,780,548	2,618,803	2,021,929	14,660,572
Loans acquired with discounts related to credit quality	292,548	1,266,786	188,819	108,962	1,857,115
Total	$2,558,968	$9,116,423	$2,826,130	$2,132,614	$16,634,135
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$3,439	$3,671	$1,377	$295	$8,782
Collectively evaluated for impairment	45,328	44,335	3,248	4,485	97,396
Total	$48,767	$48,006	$4,625	$4,780	$106,178
Loans:
Individually evaluated for impairment	$25,714	$81,930	$22,612	$2,132	$132,388
Collectively evaluated for impairment	2,130,835	6,595,296	2,889,467	2,054,650	13,670,248
Loans acquired with discounts related to credit quality	383,942	1,502,357	218,462	135,710	2,240,471
Total	$2,540,491	$8,179,583	$3,130,541	$2,192,492	$16,043,107

Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit
	Wealth Management*	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2015	$20,517	$199,119	$314,260	$152,443	$686,339
Goodwill from business combinations	701	697	1,416	436	3,250
Balance at September 30, 2016	$21,218	$199,816	$315,676	$152,879	$689,589

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
Goodwill from business combinations, in the table above, includes the effect of the combined adjustments to the estimated fair values of the acquired assets (including core deposits presented in the table below) and liabilities as of the acquisition date of CNL, and goodwill related to the acquisition of certain assets from an independent insurance agency during the first quarter of 2016 (see Note 2 for further details). There was no impairment of goodwill during the three and nine months ended September 30, 2016 and 2015.

The following table summarizes other intangible assets as of September 30, 2016 and December 31, 2015:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2016
Loan servicing rights	$68,662	$(51,301)	$(746)	$16,615
Core deposits	61,504	(36,230)	—	25,274
Other	4,087	(1,938)	—	2,149
Total other intangible assets	$134,253	$(89,469)	$(746)	$44,038
December 31, 2015
Loan servicing rights	$75,932	$(59,251)	$(289)	$16,392
Core deposits	62,714	(31,934)	—	30,780
Other	4,374	(2,664)	—	1,710
Total other intangible assets	$143,020	$(93,849)	$(289)	$48,882

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2016 and 2015.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2016 through 2020:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2016	$1,308	$1,332	$74
2017	4,262	4,842	280
2018	3,361	4,215	249
2019	2,554	3,671	235
2020	1,952	3,127	220

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, totaling approximately $2.7 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, and $8.5 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Under the 2016 Stock Plan, Valley may award shares to its employees and non-employee directors shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). As of September 30, 2016, up to 8.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.

Valley awarded time-based restricted stock totaling 534 thousand shares and 492 thousand shares during the nine months ended September 30, 2016 and 2015, respectively, to both executive officers and key employees of Valley. Time-based restricted stock issued during the three months ended September 30, 2016 and 2015 were immaterial. Valley also awarded 431 thousand and 313 thousand shares of performance-based RSUs under the 2016 Stock Plan during the nine months ended September 30, 2016, respectively, to certain executive officers. There were no awards of the performance-based RSUs during the three months ended September 30, 2016 and 2015. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met.

The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The majority of the performance-based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The non-performance based awards have vesting periods ranging from three to six years. Generally, the restrictions on such awards lapse at an annual or bi-annual rate of one-third of the total award commencing with the first or second anniversary of the date of grant, respectively. The average grant date fair value of non-performance and performance-based restricted stock awarded during the nine months ended September 30, 2016 was $8.58.

Valley recorded stock-based compensation expense of $2.2 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $7.4 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2016, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $16.9 million and will be recognized over an average remaining vesting period of approximately 3 years.
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

Valley terminated an interest rate swap with a notional amount of $125 million in August 2016.  The terminated swap, originally maturing in September 2023, was used to hedge the change in the fair value of Valley’s $125 million of 5.125 percent subordinated notes issued in September 2013. The transaction resulted in an adjusted annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. The subordinated notes had a net carrying value of $137.1 million at September 30, 2016.

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

During 2014, Valley issued $25 million of market linked certificates of deposit through a broker dealer. The rate paid on these hybrid instruments is based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. This type of instrument is referred to as a "steepener" since it derives its value from the slope of the CMS curve. Valley has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract. Valley entered into a swap (with a total notional amount of $25 million) almost simultaneously with the deposit issuance where the receive rate on the swap mirrors the pay rate on the brokered deposits. The bifurcated derivative and the stand alone swap are both marked to market through other non-interest expense. Although these instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2016			December 31, 2015
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$286	$25,636	$907,000	$1,284	$24,823	$907,000
Fair value hedge interest rate swaps	—	1,273	8,053	7,658	1,306	133,209
Total derivatives designated as hedging instruments	$286	$26,909	$915,053	$8,942	$26,129	$1,040,209
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$45,013	$44,980	$824,736	$24,628	$24,623	$654,134
Mortgage banking derivatives	720	783	451,901	204	92	73,438
Total derivatives not designated as hedging instruments	$45,733	$45,763	$1,276,637	$24,832	$24,715	$727,572

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(3,578)	$(1,323)	$(10,146)	$(4,651)
Amount of gain (loss) recognized in other comprehensive income	2,962	(10,588)	(11,695)	(17,604)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three and nine months ended September 30, 2016 and 2015. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $18.6 million and $17.6 million at September 30, 2016 and December 31, 2015, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $10.4 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Derivative - interest rate swaps:
Interest income	$129	$(93)	$32	$10
Interest expense	(127)	4,302	6,670	3,211
Hedged item - loans and borrowings:
Interest income	$(129)	$93	$(32)	$(10)
Interest expense	133	(4,329)	(6,646)	(3,270)

The amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial for the three and nine months ended September 30, 2016 and 2015.

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$171	$(263)	$(218)	$(155)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies, from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of September 30, 2016, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $69.3 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At September 30, 2016, Valley had $92.1 million in collateral posted with its counterparties.

Note 13. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
September 30, 2016
Assets:
Interest rate caps and swaps	$45,299	$—	$45,299	$—	$—		$45,299
Liabilities:
Interest rate caps and swaps	$71,889	$—	$71,889	$—	$(71,889)		$—
Repurchase agreements	265,000	—	265,000	—	(265,000)	*	—
Total	$336,889	$—	$336,889	$—	$(336,889)		$—
December 31, 2015
Assets:
Interest rate caps and swaps	$33,570	$—	$33,570	$(8,942)	$—		$24,628
Liabilities:
Interest rate caps and swaps	$50,752	$—	$50,752	$(8,942)	$(41,810)		$—
Repurchase agreements	475,000	—	475,000	—	(475,000)	*	—
Total	$525,752	$—	$525,752	$(8,942)	$(516,810)		$—

*	Represents fair value of non-cash pledged investment securities.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$30,375	$32,094
Other tax credit investments, net	60,062	70,681
Total tax credit investments, net	$90,437	$102,775
Other Liabilities:
Unfunded affordable housing tax credit commitments	$5,330	$7,330
Unfunded other tax credit commitments	7,428	12,545
Total unfunded tax credit commitments	$12,758	$19,875

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,065	$1,660	$3,195	$4,774
Other tax credit investment credits and tax benefits	6,118	7,510	12,654	16,031
Total reduction in income tax expense	$7,183	$9,170	$15,849	$20,805
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$33	$543	$1,392	$1,516
Affordable housing tax credit investment impairment losses	128	451	328	979
Other tax credit investment losses	107	144	775	934
Other tax credit investment impairment losses	6,182	4,086	18,865	10,802
Total amortization of tax credit investments recorded in non-interest expense	$6,450	$5,224	$21,360	$14,231
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

Executive Summary

Company Overview. At September 30, 2016, Valley had consolidated total assets of approximately $22.4 billion, total net loans of $16.5 billion, total deposits of $17.0 billion and total shareholders’ equity of $2.3 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island; and Florida. Of our current 209 branch network, 67 percent, 18 percent and 15 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

Valley’s most recent bank acquisition was completed on December 1, 2015 when Valley acquired CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, and $1.2 billion in deposits, after purchase accounting adjustments, and a branch network of 16 offices on the date of its acquisition by Valley. The CNL acquisition helped strengthen Valley's Florida branch network (originally established in 2014) covering several major markets in Florida. In late February 2016, we completed the full systems integration of CNLBank's operations into Valley and realized the related staffing efficiencies effective April 1, 2016. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2015 for more details regarding our acquisition of CNL and other past merger activity.
Quarterly Results. Net income for the third quarter of 2016 was $42.8 million or 0.16 per diluted common share, compared to $36.0 million, or 0.15 per diluted common share, for the third quarter of 2015. The $6.8 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $20.2 million increase in our net interest income mostly due to higher average loan balances (due to both acquired loans and organic growth) and the prepayment, modification, and maturity of $845 million, $405 million and $257 million of high cost long-term borrowings in the fourth quarter of 2015, third quarter of 2016 and the nine months ended September 30, 2016, respectively, (ii) a $3.9 million increase in non-interest income mostly caused by increases in net gains on sales of residential mortgage loans and, to a much lesser extent, net gains on sales of assets, partially offset by (iii) a $5.7 million increase in the provision for credit losses and (iv) a $4.6 million increase in non-interest expense mostly due to increases in salary and employee benefit expense and amortization of tax credit investments, and (v) an increase in income tax expense mainly due to higher pre-tax income. See the "Net Interest Income," "Non-Interest Income," and "Non-Interest Expense" sections below for more details on the items above impacting our third quarter 2016 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview and Indicators. During the third quarter of 2016, real gross domestic product (GDP) grew at a 2.9 percent annual rate after advancing 1.4 percent in the second quarter of 2016. The pace of hiring picked up somewhat compared to the prior quarter and business fixed investment remained weak. While growth in residential fixed investment has recently slowed, it has been solid over recent quarters reflecting higher levels of disposable income from earlier declines in commodity prices and rising confidence in the health of the labor market.

The labor market continued to improve as the pace of hiring accelerated somewhat from a monthly average of 146 thousand last quarter to 192 thousand in the most recent quarter. The civilian unemployment rate increased from 4.9 percent as of June 30, 2016 to 5.0 percent as of September 30, 2016, but was mostly reflective of an increase in the labor force. Measures of wages have increased, albeit modestly over recent months, which may have contributed to the growth in the labor force.
In the third quarter of 2016, the pace of U.S. existing home sales decreased compared to the linked second quarter and the same period a year ago. However, home sales are expected to rise from current levels as market conditions remain generally favorable. Higher readings of consumer confidence that has been boosted by a strengthening labor market and higher levels of household disposable income should continue to support the housing market. However, low levels of home inventory may weigh on sales volume.

Personal consumption of goods and services decreased modestly in the third quarter of 2016 after growing at a faster pace in the first six months of 2016. Slowing sales may continue to weigh on business inventories that remain at elevated levels which may result in slower overall business investment. Equity and home prices continued to rise in the third quarter of 2016 which may support consumer spending through the final months of the year.

The Federal Reserve’s Open Market Committee (FOMC) maintained the target range for the federal funds rate at 0.25 to 0.50 percent in their November 2016 meeting, citing concerns about continued low levels of inflation and inflation expectations. In determining future policy actions, the FOMC will assess progress - both realized and expected - toward its objectives of maximum employment and 2-percent inflation. The FOMC has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions through at least 2017. The FOMC has continued to emphasize that changes in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the third quarter at 1.60 percent, representing a 67 basis point decline from December 31, 2015. The spread between the 2- and 10-year U.S. Treasury note yields ended the third quarter of 2016 at 0.83 percentage points, which was 8 basis points and 38 basis points lower than June 30, 2016 and December 31, 2015, respectively.

Residential mortgage loan originations were relatively strong during the third quarter of 2016. We expect the residential mortgage application volume to continue to produce similar levels of originations, as long as the interest rate environment remains accommodative to borrowers. We also continued to see increased demand for commercial real estate and construction loans in the third quarter of 2016, especially within our New York City and New Jersey markets. However, spreads between shorter and longer dated interest rates remain lower compared to the prior year average, and may weigh on our net interest income and margin in future periods. Additionally, the relatively weak pace of personal consumption and overall business investment reported in the third quarter may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.

The following economic indicators are just a few of the many factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Selected Economic Indicators:
Unemployment rate:
U.S.	4.90%	4.90%	5.00%	5.00%	5.10%
New York Metro Region (1)	5.20	4.40	4.70	4.40	5.00
New Jersey	5.30	4.90	4.40	4.90	5.60
New York	4.80	4.80	4.80	5.30	5.30
Miami-Fort Lauderdale Metro Region	5.10	4.60	4.90	5.00	5.70
Florida	4.70	4.70	5.00	5.10	5.20
	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
2-year U.S. Treasury rate (2)	0.73%	0.77%	0.84%	0.84%	0.69%
10-year U.S. Treasury rate (2)	1.56	1.75	1.91	2.19	2.22
Real Gross Domestic Product (3)	2.9	1.20	1.10	1.40	2.00
Change in personal income (4) :
New Jersey	NA	2.86	3.28	3.65	4.09
New York	NA	2.69	4.08	2.89	4.24
Florida	NA	4.42	4.34	5.00	5.11
Homeowner vacancy rates:
New Jersey	1.8	1.90	1.80	1.40	1.40
New York	2.20	2.10	2.20	2.40	1.60
Florida	2.30	2.30	2.30	2.70	2.60
Number of U.S. regional existing home sales (5) :
Northeast census region	700,000	756,667	703,333	726,667	713,333
South census region	2,173,333	2,233,333	2,226,667	2,116,667	2,193,333
Number of building permits authorized for new homes (2) :
New Jersey	1,909	1,749	2,581	2,809	2,172
New York	2,982	2,322	2,380	5,632	2,638
Florida	10,372	8,664	8,536	9,907	9,141

NA—not available

(1)	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

(2)	Quarterly average for the period presented.

(3)	Quarterly, compounded annual rate of change.

(4)	Quarterly average, year over year percent change.

(5)	Quarterly average, seasonally adjusted annual rate.
Sources: Bureau of Labor Statistics, U.S. Census Bureau, Federal Reserve Economic Data (FRED)
Loans. Loans increased by $135.0 million, or 3.3 percent on an annualized basis, to $16.6 billion at September 30, 2016 from June 30, 2016 largely due to a $328.8 million net increase in total commercial real estate loans. The overall loan growth was partially offset by a decrease of $229.2 million in residential mortgage loans caused, in part, by the transfer of $174.5 million of performing 30-year fixed rate mortgages to loans held for sale during the third quarter of 2016. The transfer was the result of our continuous efforts to effectively manage the level of interest rate risk on our balance sheet. The sale of these loans is expected to be completed during the fourth quarter of 2016 and result in a pre-tax gain of approximately $7 million. We also originated for sale $171.9 million of residential mortgage loans during the third quarter. Total new organic loan originations, excluding new lines of credit and purchased loans, totaled over $900 million mostly in the commercial loan categories during the third quarter of 2016. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. All of the loans acquired from CNL in the fourth quarter of 2015 are accounted for as PCI loans. As of September 30, 2016, PCI loans totaled $1.9 billion and represented approximately 11.2 percent of our total loan portfolio.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans decreased to 0.47 percent at September 30, 2016 as compared to 0.49 percent at June 30, 2016 due to strong collections within non-accrual loans, partially offset by higher levels of accruing past due loans mostly within the commercial real estate loan portfolio. At September 30, 2016, accruing past due loans totaled $39.2 million and included $4.7 million of matured performing loans in the normal process of renewal. Overall, our non-performing assets (including non-accrual loans) decreased by 16.7 percent to $51.0 million at September 30, 2016 as compared to $61.3 million at June 30, 2016 mostly due to a 19.7 percent decrease in non-accrual loans to $38.4 million.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable direction of U.S. economic and political environments, as well as the housing and labor markets, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of September 30, 2016. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the third quarter of 2016 remained relatively unchanged as compared to the second quarter of 2016. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended September 30, 2016, while savings, NOW and money market accounts were 51 percent and time deposits were 19 percent of the total average deposits. Overall, average deposits totaling $16.7 billion for the third quarter of 2016 increased by $215.4 million as compared to the second quarter of 2016 due, in large part, to increased volumes of low cost brokered money market deposit balances used for loan funding and liquidity purposes, and to a lesser extent, increases in non-interest deposits and retail time deposits during the third quarter of 2016.
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
Additionally, Valley terminated an interest rate swap with a notional amount of $125 million in August 2016. The terminated swap, originally maturing in September 2023, was used to hedge the change in the fair value of Valley’s 5.125 percent subordinated notes issued in September 2013. The transaction will result in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. See Note 12 to the consolidated financial statements for additional information regarding our derivative transactions.
Average short-term borrowings increased $221.2 million, or 18.2 percent, to $1.4 billion for the three months ended September 30, 2016 as compared to the second quarter of 2016 mostly due to increased use of short-term FHLB advances starting in late June 2016 for additional liquidity to fund new loan volumes. Actual ending balances for short-term borrowings increased $21.5 million to $1.4 billion at September 30, 2016 as compared to June 30, 2016 mostly due to the higher level of FHLB advances which totaled approximately $1.1 billion at September 30, 2016.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased $104.4 million, or 6.4 percent, to $1.5 billion for the third quarter of 2016 from $1.6 billion for the second quarter of 2016 primarily due to the May 2016 prepayment of $87 million of FHLB advances assumed in the acquisition of CNL, as well as the maturity and repayment of $75 million and $27 million in high cost FHLB advances during late July and April 2016, respectively. The $87 million prepayment of FHLB borrowings was entirely funded by cash balances that were held as collateral at the FHLB of Atlanta. Actual ending balances for long-term borrowings decreased $94.7 million to $1.5 billion at September 30, 2016 as compared to June 30, 2016 primarily due to the maturity and repayment of FHLB advances during July 2016, as well the unamortized portion of the $20 million prepayment penalty related to the debt modification during the third quarter of 2016.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Return on average assets	0.78%	0.74%	0.72%	0.68%
Return on average shareholders’ equity	7.61	7.20	7.04	6.82
Return on average tangible shareholders’ equity (ROATE)	11.29	10.36	10.48	10.00

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Net income	$42,842	$35,954	$118,056	$98,286
Average shareholders’ equity	2,251,461	1,997,369	2,236,578	1,921,578
Less: Average goodwill and other intangible assets	(733,830)	(609,632)	(734,788)	(611,540)
Average tangible shareholders’ equity	$1,517,631	$1,387,737	$1,501,790	$1,310,038
Annualized ROATE	11.29%	10.36%	10.48%	10.00%

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

Net Interest Income
Net interest income on a tax equivalent basis totaling $156.3 million for the third quarter of 2016 increased $2.8 million and $20.4 million from the second quarter of 2016 and third quarter of 2015, respectively. Interest income on a tax equivalent basis increased $2.3 million to $193.4 million for the third quarter of 2016 as compared to the second quarter of 2016 mainly due to increases of $317.8 million and $140.3 million in average loans and investments, respectively, partially offset by a 4 basis point decline in the yield on average loans. The decrease in yield on average loans for the third quarter of 2016 as compared to the linked second quarter was due, in part, to a decline in periodic interest income recoveries from non-performing loans (including closed purchased credit-impaired loan pools), as well as a moderate decrease in loan prepayment penalty fees. Interest expense of $37.1 million for the three months ended September 30, 2016 decreased $516 thousand from the second quarter of 2016, and decreased $3.7 million as compared to the third quarter of 2015. During third quarter of 2016, our interest expense on long-term borrowings declined by approximately $1.3 million largely due to the $405 million in FHLB borrowings modified at lower interest rates during August 2016, as well as the maturity of $27 million and $75 million of high cost FHLB borrowings in late April and July 2016, respectively. The reduction in interest expense from the FHLB modifications and repayments was partially offset by higher interest expense on short-term borrowings and interest bearing deposits, which was mostly caused by increases of $221.2 million and $152.2 million in their respective average balances during the third quarter of 2016. The average short-term borrowings increased due to new short-term FHLB borrowings used to fund certain maturities of long-term borrowings over the last two quarters, while average interest bearing deposits increased, in part, due to higher brokered money market deposit account balances.
Average interest earning assets increased to $19.9 billion for the third quarter of 2016 as compared to approximately $17.6 billion for the third quarter of 2015 largely due to the acquired loans and investments totaling $825.5 million and $327.3 million, respectively, in the acquisition of CNL on December 1, 2015, as well as strong organic and purchased loan growth over the last twelve month period. The broad-based loan growth within several loan categories since September 30, 2015 was largely supplemented by purchases of loan participations in multi-family loans and 1-4 family loans totaling a combined $713 million primarily from local third party originators during the last twelve months ended September 30, 2016. Compared to the second quarter of 2016, average interest earning assets increased by $359.3 million from $19.5 billion largely due to organic and purchased loan growth mainly within commercial real estate and other consumer loans during the second and third quarters of 2016, partially offset by a decline in overnight cash balances. Average overnight cash balances declined due to the $87 million prepayment of FHLB advances in May 2016, as well as normal fluctuations in the timing of loan originations and other investment activities. As a result of the loan growth over the last six months, average loans increased $317.8 million from the second quarter of 2016. Our average investments also increased $140.3 million as compared to the linked second quarter of 2016 largely due to the purchase of residential mortgage-backed securities during the third quarter of 2016.
Average interest bearing liabilities increased $1.6 billion to $14.6 billion for the third quarter of 2016 as compared to the third quarter of 2015 mainly due to deposits and other borrowings totaling $1.2 billion and $147.8 million, respectively, assumed in the acquisition of CNL during the fourth quarter of 2015, and a much greater use of short-term FHLB advances since late December 2015 as part of our overall funding and liquidity strategy, as well low cost brokered money market deposits. Compared to the second quarter of 2016, average interest bearing liabilities increased $269.0 million in the third quarter of 2016 mostly due to higher levels of both short-term FHLB advances and brokered money market deposit account balances. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
The net interest margin on a tax equivalent basis of 3.14 percent for the third quarter of 2016 was unchanged from the second quarter of 2016, and increased 5 basis points as compared to the third quarter of 2015. The yield on average interest earning assets decreased by 2 basis points on a linked quarter basis mostly due to the lower yield on average loans. The yield on average loans decreased 4 basis points to 4.13 percent for the third quarter of 2016 and was negatively impacted by the aforementioned decreases in periodic interest income and fees as compared to the second quarter of 2016. Our yield on average taxable investment securities decreased by 6 basis points during the third quarter of 2016 as compared to the second quarter of 2016 largely due to increased premium amortization expense caused by higher principal repayments on residential mortgage-backed securities, as well as the purchases of lower yielding residential mortgage-backed securities issued by Ginnie Mae. The overall cost of average interest bearing liabilities decreased by 3 basis points from 1.05 percent in the linked second quarter of 2016. The decrease was primarily due to a 9 basis point decrease in the cost of long-term borrowings mostly caused by the aforementioned debt modification. Our cost of total deposits was 0.47 percent for the third quarter of 2016 and remained unchanged as compared to the second quarter of 2016.
The expected future level of our net interest margin is subject to a multitude of conditional, and sometimes unpredictable, factors that can impact the actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of market interest rates on most interest earning asset alternatives, further repayment of higher yielding interest earning assets, and the re-pricing risk related to our interest earning assets with short durations if long-term market rates were to decline below current levels. However, we continuously manage our balance sheet and explore ways to reduce our cost of funds to optimize our net interest margin and overall returns. The aforementioned borrowings repaid in late July and the debt modification of $405 million in high cost FHLB borrowings during August 2016 are all expected to benefit our future net interest income and margin. Additionally, potential future loan growth from solid loan demand in our primary markets (that has continued into the early stages of the fourth quarter of 2016) is anticipated to positively impact our future net interest income.

The following table reflects the components of net interest income for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$16,570,723	$171,146	4.13%	$16,252,915	$169,430	4.17%	$14,709,618	$157,146	4.27%
Taxable investments (3)	2,531,202	15,844	2.50	2,433,896	15,572	2.56	2,070,806	13,806	2.67
Tax-exempt investments (1)(3)	628,951	6,189	3.94	585,948	5,745	3.92	553,225	5,528	4.00
Federal funds sold and other interest bearing deposits	165,956	193	0.47	264,813	296	0.45	263,642	150	0.23
Total interest earning assets	19,896,832	193,372	3.89	19,537,572	191,043	3.91	17,597,291	176,630	4.01
Allowance for loan losses	(109,504)			(107,892)			(105,114)
Cash and due from banks	279,720			294,046			244,748
Other assets	2,012,532			2,003,679			1,792,769
Unrealized gains (losses) on securities available for sale, net	1,890			2,972			(9,529)
Total assets	$22,081,470			$21,730,377			$19,520,165
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,509,793	$10,165	0.48%	$8,369,553	$9,961	0.48%	$7,090,155	$5,587	0.32%
Time deposits	3,082,100	9,412	1.22	3,070,113	9,223	1.20	3,104,238	9,535	1.23
Total interest bearing deposits	11,591,893	19,577	0.68	11,439,666	19,184	0.67	10,194,393	15,122	0.59
Short-term borrowings	1,439,352	3,545	0.99	1,218,154	3,120	1.02	170,115	126	0.30
Long-term borrowings (4)	1,518,757	13,935	3.67	1,623,136	15,269	3.76	2,582,734	25,482	3.95
Total interest bearing liabilities	14,550,002	37,057	1.02	14,280,956	37,573	1.05	12,947,242	40,730	1.26
Non-interest bearing deposits	5,077,032			5,013,821			4,397,325
Other liabilities	202,975			197,090			178,229
Shareholders’ equity	2,251,461			2,238,510			1,997,369
Total liabilities and shareholders’ equity	$22,081,470			$21,730,377			$19,520,165
Net interest income/interest rate spread (5)		$156,315	2.87%		$153,470	2.86%		$135,900	2.75%
Tax equivalent adjustment		(2,169)			(2,015)			(1,940)
Net interest income, as reported		$154,146			$151,455			$133,960
Net interest margin (6)			3.10%			3.10%			3.05%
Tax equivalent effect			0.04%			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.14%			3.14%			3.09%

The following table reflects the components of net interest income for the nine months ended September 30, 2016 and 2015:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$16,273,482	$506,652	4.15%	$14,144,921	$465,803	4.39%
Taxable investments (3)	2,487,853	46,895	2.51	2,189,527	44,326	2.70
Tax-exempt investments (1)(3)	594,846	17,611	3.95	543,992	16,616	4.07
Federal funds sold and other interest bearing deposits	285,378	846	0.40	280,663	516	0.25
Total interest earning assets	19,641,559	572,004	3.88	17,159,103	527,261	4.10
Allowance for loan losses	(108,150)			(104,650)
Cash and due from banks	290,124			319,936
Other assets	2,009,780			1,791,633
Unrealized losses on securities available for sale, net	(1,691)			(4,091)
Total assets	$21,831,622			$19,161,931
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,404,929	$29,369	0.47%	$7,103,105	$17,493	0.33%
Time deposits	3,093,311	28,220	1.22	2,885,922	25,637	1.18
Total interest bearing deposits	11,498,240	57,589	0.67	9,989,027	43,130	0.58
Short-term borrowings	1,240,235	8,537	0.92	184,586	427	0.31
Long-term borrowings (4)	1,650,999	45,948	3.71	2,578,452	75,649	3.91
Total interest bearing liabilities	14,389,474	112,074	1.04%	12,752,065	119,206	1.25%
Non-interest bearing deposits	5,003,375			4,313,620
Other liabilities	202,204			174,668
Shareholders’ equity	2,236,569			1,921,578
Total liabilities and shareholders’ equity	$21,831,622			$19,161,931
Net interest income/interest rate spread (5)		$459,930	2.84%		$408,055	2.85%
Tax equivalent adjustment		(6,176)			(5,832)
Net interest income, as reported		$453,754			$402,223
Net interest margin (6)			3.08%			3.13%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.12%			3.17%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2016 Compared to September 30, 2015			Nine Months Ended September 30, 2016 Compared to September 30, 2015
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$19,359	$(5,359)	$14,000	$67,288	$(26,439)	$40,849
Taxable investments	2,922	(884)	2,038	5,763	(3,194)	2,569
Tax-exempt investments*	746	(85)	661	1,517	(522)	995
Federal funds sold and other interest bearing deposits	(71)	114	43	9	321	330
Total increase (decrease) in interest income	22,956	(6,214)	16,742	74,577	(29,834)	44,743
Interest Expense:
Savings, NOW and money market deposits	1,280	3,298	4,578	3,615	8,261	11,876
Time deposits	(68)	(55)	(123)	1,878	705	2,583
Short-term borrowings	2,607	812	3,419	6,028	2,082	8,110
Long-term borrowings and junior subordinated debentures	(9,869)	(1,678)	(11,547)	(25,986)	(3,715)	(29,701)
Total (decrease) increase in interest expense	(6,050)	2,377	(3,673)	(14,465)	7,333	(7,132)
Total increase (decrease) in net interest income	$29,006	$(8,591)	$20,415	$89,042	$(37,167)	$51,875

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Trust and investment services	$2,628	$2,450	$7,612	$7,520
Insurance commissions	4,580	4,119	14,133	12,454
Service charges on deposit accounts	5,263	5,241	15,460	15,794
(Losses) gains on securities transactions, net	(10)	157	258	2,481
Fees from loan servicing	1,598	1,703	4,753	4,948
Gains on sales of loans, net	4,823	2,014	9,723	3,034
Gains (losses) on sales of assets, net	310	(558)	1,009	(77)
Bank owned life insurance	1,683	1,806	5,464	5,188
Change in FDIC loss-share receivable	(313)	(55)	(872)	(3,380)
Other	4,291	4,042	13,025	11,802
Total non-interest income	$24,853	$20,919	$70,565	$59,764

Insurance commissions increased $461 thousand and $1.7 million for the three and nine months ended September 30, 2016, respectively, as compared with the same periods in 2015 mainly due to higher commissions generated from the Bank's insurance agency subsidiary, including additional fees related to certain intangible assets acquired from an independent insurance agency during the first quarter of 2016. See Note 2 to the consolidated financial statements for more details on this acquisition.

Net gains on securities transactions decreased $2.2 million for the nine months ended September 30, 2016 as compared with the same period in 2015 due to an immaterial amount of investment securities sold during the nine months ended September 30, 2016. Net gains during the first nine months of 2015 related to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million during the first quarter of 2015. The sales of these securities were primarily due to an investment portfolio re-balancing during the first quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). Under ASC Topic 320, “Investments - Debt and Equity Securities,” the sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.

Net gains on sales of loans increased $2.8 million and $6.7 million for the three and nine months ended September 30, 2016 and 2015, respectively, as compared to the same periods in 2015 largely due to a higher volume of residential mortgage loans originated for sale during three and nine months ended September 30, 2016 and the continued success of our low fixed cost mortgage refinance programs. Loans originated for sale (including both new and refinanced loans) increased $118.0 million to $171.9 million for the third quarter of 2016 as compared to the same quarter in 2015. During the third quarter of 2016, we sold $149.2 million of fixed-rate residential mortgage loans as compared to $40.4 million in the third quarter of 2015. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in net gains of $696 thousand and $660 thousand for the three months ended September 30, 2016 and 2015, respectively, and $346 thousand and $813 thousand for the nine months ended September 30, 2016 and 2015, respectively. Our decision to either sell or retain our mortgage loan production is dependent upon, among other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Net gains on sales of assets increased $868 thousand and $1.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The quarter over quarter increase was mainly as result of losses on seven branches during the third quarter of 2015 that were closed as part of our on-going branch "right-sizing" effort initiated in the second half of 2015. The increase during the nine months ended September 30, 2016 as compared to the same period in 2015 was mainly due to net gains from the sale of two former branch locations that were closed in the second quarter of 2016. See the "Branch Efficiency and Cost Reduction Plans" section below for additional information.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements from FDIC-assisted transactions, including loss-sharing agreements acquired from 1st United on November 1, 2014. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” and it is included in "Other assets" on Valley's consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $313 thousand and $55 thousand for the three months ended September 30, 2016 and 2015, respectively, and $872 thousand and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. The majority of the larger reduction in both the receivable and non-interest income during the the nine months ended September 30, 2015 related to the prospective adjustment to the receivable for better than originally estimated cash flows on certain pools of covered loans since the acquisition. These prospective adjustments were recognized only through the March 2015 expiration date of the related commercial loan loss-sharing agreements from Valley's 2010 FDIC-assisted transactions.

See the “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 8 to the consolidated financial statements for further details.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Salary and employee benefits expense	$58,107	$54,315	$174,438	$165,601
Net occupancy and equipment expense	20,658	21,526	65,615	65,858
FDIC insurance assessment	4,804	4,168	14,998	11,972
Amortization of other intangible assets	2,675	2,232	8,452	6,721
Professional and legal fees	4,031	4,643	13,398	12,043
Amortization of tax credit investments	6,450	5,224	21,360	14,231
Telecommunications expense	2,459	2,050	7,139	6,101
Other	14,084	14,494	45,896	41,655
Total non-interest expense	$113,268	$108,652	$351,296	$324,182

Salary and employee benefits expense increased $3.8 million and $8.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 largely due to additional staffing expenses related to our acquisition of CNL on December 1, 2015. However, the increase during the nine months ended September 30, 2016 was partially offset by lower cash incentive compensation accruals, as well as an increase in net periodic pension income from our frozen qualified pension plan as compared to 2015 period. Our health care expenses increased by $547 thousand and $719 thousand during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. While this increase can be mostly attributed to the CNL acquisition, our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses can fluctuate based on our plan experience into the foreseeable future.

Net occupancy and equipment expenses decreased $868 thousand for the three months ended September 30, 2016 as compared to the same period of 2015 mainly due to a reduction in branch rental expense caused by the reversal of an accrued lease obligation of a terminated lease for a previously closed branch location during the third quarter of 2016 and lower periodic repairs and maintenance expenses. The decreases were partially offset by an increase in depreciation expense mostly caused by the acquired CNL branches. See the "Branch Efficiency and Cost Reduction Plans" section below for additional information.

FDIC insurance assessments increased $636 thousand and $3.0 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 largely due to our growth resulting from the CNL acquisition and expansion of our commercial lending segment during the nine months ended September 30, 2016.

Amortization of intangible assets increased $443 thousand and $1.7 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 mainly due to increases of $577 thousand and $1.8 million in amortization expense of core deposit intangibles during the respective periods of 2016 due to the CNL acquisition.

Amortization of tax credit investments increased $1.2 million and $7.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 mainly due to additional purchases of tax-advantaged investments over the last twelve months. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 14 for more details regarding our tax credit investments.

Other non-interest expense increased $4.2 million for nine months ended September 30, 2016 as compared to the same period in 2015 due, in part, to operating losses and debt prepayment penalties totaling $1.3 million and $315 thousand, respectively, during the second quarter of 2016. Within other non-interest expense, we also experienced moderate increases in several items, including debit card and ATM expenses, travel and entertainment, and insurance expense as compared to the nine months ended September 30, 2015 partly caused by our growth, both organically and through acquisition.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Total non-interest expense	$113,268	$108,652	$351,296	$324,182
Less: Amortization of tax credit investments	6,450	5,224	21,360	14,231
Total non-interest expense, adjusted	$106,818	$103,428	$329,936	$309,951

Net interest income	$154,146	$133,960	$453,754	$402,223
Total non-interest income	24,853	20,919	70,565	59,764
Total net interest income and non-interest income	$178,999	$154,879	$524,319	$461,987
Less: Change in FDIC loss-share receivable	(313)	(55)	(872)	(3,380)
Total net interest income and non-interest income, adjusted	$179,312	$154,934	$525,191	$465,367
Efficiency ratio	63.28%	70.15%	67.00%	70.17%
Efficiency ratio, adjusted	59.57%	66.76%	62.82%	66.60%

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

As a result of our reviews and the evolution of banking in general, our current plan included the closure and consolidation of 31 branch locations based upon our continuous evaluation of customer delivery channel preferences, branch usage patterns, and other factors. Of the 31 branches, 30 branches were closed as of September 30, 2016 (including 3 Florida branches closed during the third quarter of 2016 and 13 mostly New Jersey branches closed in the second quarter of 2016). The remaining branch, located in Sebastian, Florida, was sold with its deposits totaling approximately $13 million to another financial institution during October 2016. The transaction is expected to result in an immaterial gain for the fourth quarter of 2016.

We have continued to evaluate the operational efficiency of our entire branch network (consisting of 110 leased and 99 owned office locations) to ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.

In addition to the branch closures, Valley commenced a cost reduction plan in the fourth quarter of 2015 aimed at achieving operational efficiencies through streamlining various aspects of Valley's business model, staff reductions and further utilization of technological enhancements. When both of these plans were consummated, we expected the fully implemented reduction in annual operating expenses to be approximately $18 million. Due to enhancements to the original plans, including the three additional branch closures during the third quarter of 2016, we now believe these savings will ultimately increase to nearly $20 million. These measures are currently on track to save $15 million in pre-tax operating expenses for the full year of 2016, exclusive of the CNL staffing reductions effective April 1, 2016.
Income Taxes

Income tax expense was $17.0 million and $10.2 million for the three months ended September 30, 2016 and 2015, respectively, and $46.9 million and $34.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 28.5 percent and 22.1 percent for the third quarters of 2016 and 2015, respectively, and 28.4 percent and 26.2 percent for the nine months ended September 30, 2016 and 2015, respectively. The increase in effective tax rate during both the three and nine months of 2016 was mostly due to an increase in the marginal tax expense as a result of an increase in income before taxes as compared to the same periods of 2015.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2016, we anticipate that our effective tax rate will range from 27 percent to 30 percent. The effective tax rate is generally lower than the statutory rate primarily due to tax credits derived from our investments in qualified affordable housing projects and other investments related to community development and renewable energy sources, as well as earnings from other tax-exempt investments. See Note 14 to the consolidated financial statements for additional information regarding our tax credit investments.
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

The following tables present the financial data for each business segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,038,230	$11,532,493	$3,326,109	$—	$19,896,832
Income (loss) before income taxes	17,071	46,456	6,657	(10,293)	59,891
Annualized return on average interest earning assets (before tax)	1.36%	1.61%	0.80%	N/A	1.20%

	Three Months Ended September 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,904,768	$9,804,850	$2,887,673	$—	$17,597,291
Income (loss) before income taxes	12,018	38,192	4,291	(8,368)	46,133
Annualized return on average interest earning assets (before tax)	0.98%	1.56%	0.59%	N/A	1.05%
Consumer Lending

This segment, representing approximately 29.8 percent of our loan portfolio at September 30, 2016, is mainly comprised of residential mortgage loans, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio (which represented 17.0 percent of our loan portfolio at September 30, 2016, including covered loans) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.7 percent of total loans at September 30, 2016) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

Average interest earning assets in this segment increased $133.5 million to $5.0 billion for the three months ended September 30, 2016 as compared to the third quarter of 2015. The increase was largely due to continued solid organic growth in secured personal lines of credit over the last 12-month period, partially offset by declines in auto loan volume and our election to originate a higher volume of residential mortgage loans for sale, rather than investment during 2016. At September 30, 2016, our consumer lending portfolio also included $111.3 million of PCI loans (mostly consisting of residential mortgage loans and home equity loans) acquired in connection with the

CNL merger during the fourth quarter of 2015. These increases were partially offset by the transfer of $174.5 million of performing 30-year fixed rate mortgages to loans held for sale during the third quarter of 2016.

Income before income taxes generated by the consumer lending segment increased $5.1 million to $17.1 million for the third quarter of 2016 as compared to $12.0 million for the third quarter of 2015 largely due to increases in net interest income and non-interest income totaling $1.9 million and $3.2 million for the third quarter of 2016, respectively, and a decrease of $2.2 million in internal transfer expense as compared to the same periods in 2015. The increase in net interest income was mainly due to the higher average loan balances since September 30, 2015, partially offset by a 8 basis point decline in the yield on average loans as the new loan volume was generated at current market interest rates below the yield on the average portfolio. The increase in non-interest income was mostly driven by a $2.8 million increase in the net gains on sales of loans caused by a higher level of sales volumes during third quarter of 2016. The positive impact of the aforementioned items was partially offset by increases in the provision for credit losses and non-interest expense totaling $1.5 million and $698 thousand, respectively, as compared to the third quarter of 2015.

The net interest margin on the consumer lending portfolio increased 7 basis points to 2.78 percent for the third quarter of 2016 as compared to the same quarter one year ago. The net interest margin was positively impacted by a 15 basis point decrease in the costs associated with our funding sources, partially offset by a 8 basis point decline in yield on average loans. The decrease in our cost of funds was primarily due to the lower cost of our average long-term borrowings driven by the prepayment, modification and maturity of high cost borrowings over the last twelve months. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s mix of interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.6 billion and represented 15.4 percent of the total loan portfolio at September 30, 2016. Commercial real estate loans and construction loans totaled $9.1 billion and represented 54.8 percent of the total loan portfolio at September 30, 2016.

Average interest earning assets in this segment increased $1.7 billion to $11.5 billion for the three months ended September 30, 2016 as compared to the third quarter of 2015. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers, purchases of participations in multi-family loans (mostly in New York City) totaling over $505 million over the last 12 months, as well as PCI loans totaling $581 million at September 30, 2016 that were acquired in connection with the CNL merger.

For the three months ended September 30, 2016, income before income taxes for the commercial lending segment increased $8.3 million to $46.5 million as compared to the same quarter of 2015 mostly due to an increase in net interest income, partially offset by an increases in the provision for credit losses and internal transfer expense. Net interest income increased $14.4 million to $106.8 million for the third quarter of 2016 as compared to the same period in 2015 largely due to the aforementioned organic, purchased and acquired loan growth over the last 12 months. Provision for credit losses increased $4.2 million during the three months ended September 30, 2016 as compared to $1.3 million for the third quarter of 2015. See further details in the "Allowance for Credit Losses" section. Internal transfer expense increased $2.5 million during the third quarter of 2016 as compared to the same period in 2015 due, in part, to the acquisition of CNL.

The net interest margin for this segment decreased 7 basis points to 3.70 percent for the third quarter of 2016 as compared to the same quarter one year ago as a result of a 22 basis point decline in yield on average loans, partially offset by a 15 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as lower reforecasted yields on certain PCI loan pools recognized during the nine months ended September 30, 2016.
Investment Management

The investment management segment generates a large portion of our income through investments in various types of securities and interest-bearing deposits with other banks. These investments are mainly comprised of fixed rate securities and, depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York) as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of our balance sheet. See the “Asset/Liability Management” section below for further analysis.

Average interest earning assets in this segment increased $438.4 million during the third quarter of 2016 as compared to the third quarter of 2015. The increase was partly due to $327.3 million of investment securities classified as available for sale that were acquired in connection with the CNL merger and additional investment purchases during the third quarter of 2016 primarily consisting of residential mortgage-backed securities issued by Ginnie Mae.

For the quarter ended September 30, 2016, income before income taxes for the investment management segment increased approximately $2.4 million to $6.7 million compared to the third quarter in 2015 mainly due to a $3.1 million increase in net interest income. The increase in net interest income was mainly driven by the higher average investment balances in the third quarter of 2016.

The net interest margin for this segment increased 12 basis points to 1.96 percent for the third quarter of 2016 as compared to the same quarter one year ago largely due to a 15 basis point decrease in costs associated with our funding sources, as well as a 3 basis point decrease in the yield on average investments.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, and income and expense from derivative financial instruments.

The pre-tax net loss for the corporate segment increased $3.1 million to $11.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The higher pre-tax loss was mainly caused by a $3.6 million increase in non-interest expense, partially offset by an increase of $740 thousand in internal transfer income as compared to the third quarter of 2015. The increase in non-interest expense during the third quarter of 2016 related to increases in several general expense categories including, but not limited to, salary and employee benefits expense and the amortization of tax credit investments. See further details in the "Non-Interest Expense" section above.

The following tables present the financial data for each business segment for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,110,845	$11,162,637	$3,368,077	$—	$19,641,559
Income (loss) before income taxes	45,332	137,748	16,019	(34,145)	164,954
Annualized return on average interest earning assets (before tax)	1.18%	1.65%	0.63%	N/A	1.12%

	Nine Months Ended September 30, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,670,699	$9,474,222	$3,014,182	$—	$17,159,103
Income (loss) before income taxes	30,158	116,283	11,963	(25,193)	133,211
Annualized return on average interest earning assets (before tax)	0.86%	1.64%	0.53%	N/A	1.04%

Consumer Lending
Average interest earning assets in this segment increased $440.1 million to $5.1 billion for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was largely due to the aforementioned solid organic growth in secured personal lines of credit over the last 12-month period, partially offset by declines in auto loan volume and our election to originate a higher volume of residential mortgage loans for sale, rather than investment during 2016.
Income before income taxes generated by the consumer lending segment increased $15.2 million to $45.3 million for the nine months ended September 30, 2016 as compared to the same period of 2015 largely due to a $11.4 million increase in net interest income. The increase in net interest income as compared to the same period one year ago was mainly due to additional interest income generated from higher average loan balances. Non-interest income also increased $8.1 million for the nine months ended September 30, 2016 as compared to the same period of 2015 mainly due to a $6.7 million increase in net gains on sales of loans caused by a higher level of sales volumes during the nine months ended September 30, 2016 as compared to the same period of 2015. The positive impact of these items was partially offset by increases in both non-interest expense and internal transfer expense totaling $3.4 million and $1.1 million, respectively, as compared to the nine months ended September 30, 2015.

The net interest margin on the consumer lending portfolio increased 6 basis points to 2.78 percent for the nine months ended September 30, 2016 as compared to the same period in 2015 mainly due to a 15 basis point decrease in the costs associated with our funding sources, partially offset by a 9 basis point decline in yield on average loans. The decrease in yield on average loans was largely caused by purchased, new and refinanced loan volumes that remain at relatively low interest rates as compared to the overall yield of our loan portfolio, as well as repayment of higher yielding loans, including PCI loans.
Commercial Lending
Average interest earning assets in this segment increased $1.7 billion to $11.2 billion for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers, including new loan production from our

Florida markets, and the PCI loans acquired from CNL in December 2015. We also supplemented our organic originations with purchases of participations in multi-family loans totaling over $505 million over the last 12 months, as well as $505.4 million of PCI loans acquired from CNL.

For the nine months ended September 30, 2016, income before income taxes for the commercial lending segment increased $21.5 million to $137.7 million as compared to the same period in 2015 mostly due to an increase in both net interest income and non-interest income, partially offset by an increase in internal transfer expense and the provision for credit losses. Net interest income increased $33.9 million to $313.7 million for the nine months ended September 30, 2016 as compared to the same period in 2015 largely due to the aforementioned organic, purchased and acquired loan growth over the last 12 months. Non-interest income increased $3.0 million as compared to the nine months ended September 30, 2015 largely due to the positive aggregate effect of changes in the FDIC loss-share receivable. See the "Non-interest income" section above for further details. Internal transfer expense increased $10.7 million during the nine months ended September 30, 2016 as compared to the same period in 2015 due, in part, to additional operating expenses related to our growth, including the acquisition of CNL. The provision for credit losses increased $3.8 million during nine months ended September 30, 2016 as compared to the same period in 2015. See further details in the "Allowance for Credit Losses" section below and Note 9 to the consolidated financial statements.

The net interest margin for this segment decreased 19 basis points to 3.75 percent for the nine months ended September 30, 2016 as compared to the same period in 2015 as a result of a 34 basis point decline in yield on average loans, partially offset by a 15 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio, as well as lower reforecasted yields on certain PCI loan pools recognized during the nine months ended September 30, 2016.
Investment Management

Average interest earning assets in this segment increased $353.9 million during the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was due, in part, to the aforementioned investment securities acquired in connection with the CNL merger and additional purchases of investment securities mostly in the third quarter of 2016.

For the nine months ended September 30, 2016, income before income taxes for the investment management segment increased approximately $4.1 million to $16.0 million compared to the same period of 2015 largely due to a $5.4 million increase in net interest income. The increase in net interest income was mainly driven by higher average balances for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was partially offset by higher internal transfer expense totaling $35.8 million during the nine months ended September 30, 2016 as compared to $34.4 million for the same period in 2015.

The net interest margin for this segment increased 2 basis points to 1.88 percent for the for nine months ended September 30, 2016 as compared to the same period one year ago largely due to the 15 basis point decrease in costs associated with our funding sources, partially offset by a 13 basis point decrease in the yield on average investments driven by principal repayments of higher yielding investments and additional investments at current low interest rates.
Corporate and other adjustments

The pre-tax net loss for the corporate segment increased $10.1 million to $35.3 million for the nine months ended September 30, 2016 as compared to the same period of 2015 mainly due to a $22.6 million increase in non-interest expense, partially offset by a $13.2 million increase in internal transfer income. The increase in non-interest expense related to increases in several general expense categories, including, but not limited to, salary and employee benefits expense related to the acquisition of the CNL, amortization of tax credit investments, and the FDIC insurance assessment expense. See further details in the "Non-Interest Expense" section above.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2016. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2016. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2016. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2016 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2016. The model also utilizes an immediate parallel shift in the market interest rates at September 30, 2016.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(747)	(0.12)%
+100	867	0.14
–100	(382)	(0.06)

As noted in the table above, a 100 basis point immediate increase in interest rates is projected to increase net interest income over the next 12 months by 0.14 percent. The sensitivity of our balance sheet to such a move in interest rates at September 30, 2016 decreased as compared to June 30, 2016 (which was a decrease of 2.07 percent in net interest income over a 12 month period). The improved projected net interest income as compared to June 30, 2016 was due, in part, to several items, including new re-pricing assumptions related to our deposits without stated maturities (based upon a comprehensive study of our deposit sensitivity completed by a third party advisor during the third quarter of 2016) which decreased the overall expected sensitivity of such deposits to changes in interest rates at September 30, 2016.  Additionally, the reduced effective interest rate on the $405 million of debt modified in August 2016 and the termination of a $125 million interest rate swap, which effectively converted the formerly hedged 5.125 percent subordinated notes back to fixed rate instruments with an adjusted yield of 3.32 percent, contributed to the increase in projected net interest income as compared to the June 30, 2016 projection.  See the "Executive Summary" section above for more details on the debt and swap transactions.  The slight decrease in the projected net interest income under a 200 basis point immediate increase in interest rates scenario (shown in the table above) was partially due to interest rate caps on some of our variable rate loan products.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the prime rate (as reported by The Wall Street Journal) or the three-month LIBOR rate. We have 11 cash flow hedge interest rate swaps with a total notional value of $782 million at September 30, 2016 that currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans and brokered certificates of deposit to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the three and nine months ended September 30, 2016. We expect this negative trend to continue into the foreseeable future due to the moderate pace of the Federal Reserve’s current monetary policies designed to impact the level of market interest rates. See Note 12 to the consolidated financial statements for further details on our derivative transactions.

Despite the negative impact of such derivative transactions, the possibility of an improving U.S. economy, the debt modification of $405 million in high cost FHLB borrowings during August 2016, an additional $75 million in high cost borrowings that matured in July 2016, and solid commercial lending demand and approved new loan pipelines during the fourth quarter of 2016 could all benefit our future net interest income.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at September 30, 2016.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.0 billion, representing 9.9 percent of earning assets, at September 30, 2016 and $2.1 billion, representing 10.7 percent of earning assets, at December 31, 2015. Of the $2.0 billion of liquid assets at September 30, 2016, approximately $462 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $436 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2016) are projected to be approximately $4.6 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Core deposits totaled approximately $15.0 billion and $14.5 billion at September 30, 2016 and December 31, 2015, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $777 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB Advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB Advances, the Bank has pledged such assets to collateralize $250 million in municipal deposit letters of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at September 30, 2016. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2016, our borrowing capacity under the Federal Reserve's discount window was $1.0 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Our short-term borrowings increased $356.4 million to $1.4 billion at September 30, 2016 as compared to December 31, 2015 due to a $582 million increase in FHLB advances, partially offset by decreases of $175.6 million and $50 million in repo balances and overnight federal funds purchased, respectively. The overall increase in short-term borrowings was largely driven by higher levels of loan originations (including residential mortgages originated for sale), repayments of long-term borrowings, and a moderate decline in our use of time deposits in our current liquidity/funding strategies.
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
Investment Securities Portfolio

As of September 30, 2016, we had approximately $1.8 billion and $1.3 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred and common equity securities issued by banks at September 30, 2016. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2016.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,335,441	$44,757	$(1,420)	$1,378,778
AA Rated	237,097	13,736	—	250,833
A Rated	45,675	3,185	—	48,860
Non-investment grade	3,705	104	(44)	3,765
Not rated	223,233	571	(14,058)	209,746
Total investment securities held to maturity	$1,845,151	$62,353	$(15,522)	$1,891,982
Available for sale investment grades:*
AAA Rated	$1,062,159	$13,191	$(2,092)	$1,073,258
AA Rated	77,181	2,253	(1,387)	78,047
A Rated	28,000	79	(8)	28,071
BBB Rated	49,242	842	(622)	49,462
Non-investment grade	16,553	321	(1,606)	15,268
Not rated	32,707	538	(642)	32,603
Total investment securities available for sale	$1,265,842	$17,224	$(6,357)	$1,276,709

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $223.2 million in investments not rated by the rating agencies with aggregate unrealized losses of $14.1 million at September 30, 2016. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2016, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the nine months ended September 30, 2016 and 2015 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ in thousands)
Loans
Commercial and industrial	$2,558,968	$2,528,749	$2,537,545	$2,540,491	$2,400,618
Commercial real estate:
Commercial real estate	8,313,855	8,018,794	7,585,139	7,424,636	6,960,677
Construction	802,568	768,847	776,057	754,947	569,653
Total commercial real estate	9,116,423	8,787,641	8,361,196	8,179,583	7,530,330
Residential mortgage	2,826,130	3,055,353	3,101,814	3,130,541	2,999,262
Consumer:
Home equity	476,820	485,730	491,555	511,203	478,129
Automobile	1,121,606	1,141,793	1,188,063	1,239,313	1,219,758
Other consumer	534,188	499,914	455,814	441,976	388,717
Total consumer loans	2,132,614	2,127,437	2,135,432	2,192,492	2,086,604
Total loans (1)(2)	$16,634,135	$16,499,180	$16,135,987	$16,043,107	$15,016,814
As a percent of total loans:
Commercial and industrial	15.4%	15.3%	15.8%	15.8%	16.0%
Commercial real estate	54.8%	53.3%	51.8%	51.0%	50.1%
Residential mortgage	17.0%	18.5%	19.2%	19.5%	20.0%
Consumer loans	12.8%	12.9%	13.2%	13.7%	13.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes covered loans subject to loss-sharing agreements with the FDIC (primarily consisting of residential mortgage loans and commercial real estate loans) totaling $76.0 million, $81.1 million, $86.8 million, $122.3 million and $129.5 million at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

(2)
Includes net unearned premiums and deferred loan costs of $10.5 million, $8.3 million, $5.6 million, $3.5 million and $106 thousand at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

Total loans increased $135.0 million to approximately $16.6 billion at September 30, 2016 from June 30, 2016. Our loan portfolio includes purchased credit-impaired (PCI) loans, which are loans acquired at a discount that is due, in part, to credit quality. At September 30, 2016, our PCI loan portfolio decreased $118.3 million to $1.9 billion as compared to June 30, 2016 primarily due to larger loan repayments, of which some resulted from continued efforts by management to encourage borrower prepayment. The non-PCI loan portion of the loan portfolio increased $253.3 million (net of $174.5 million in performing residential mortgage loans transferred to loans held for sale during the third quarter) to approximately $14.8 billion at September 30, 2016 as compared to June 30, 2016 largely due to increases in total commercial real estate loans and collateralized personal lines of credit within the other consumer loan category discussed further below. During the third quarter of 2016, Valley also originated $171.9 million of residential mortgage loans for sale rather than investment. Loans held for sale totaled $202.4 million and $4.5 million at September 30, 2016 and June 30, 2016, respectively. See additional information regarding our residential mortgage loan activities below.

Total commercial and industrial loans increased $30.2 million from June 30, 2016 to approximately $2.6 billion at September 30, 2016, despite a $35.4 million decline in the PCI loan portion of the portfolio during the third quarter of 2016. Exclusive of the decline in PCI loans, the non-PCI commercial and industrial loan portfolio increased by $65.6 million, or approximately 11.9 percent on an annualized basis, to $2.3 billion at September 30, 2016 from June 30, 2016. This growth was partially driven by new organic customer relationships originated during the third quarter of 2016. In addition to the PCI loan repayments, the level of loan growth within this portfolio continues to be challenged by strong market competition for both new and existing commercial loan borrowers within our primary markets, and relatively stable levels of line of credit usage by our customer base during 2016.
Commercial real estate loans (excluding construction loans) increased $295.1 million from June 30, 2016 to $8.3 billion at September 30, 2016 mainly due to a $356.2 million, or 20.9 percent on an annualized basis, increase in the non-PCI loan portfolio. The increase in non-PCI loans was primarily due to solid organic loan volumes in New York and New Jersey, as well as approximately $99 million of participations in multi-family loans (mostly in New York City) purchased in September 2016. The purchased participation loans are seasoned loans with expected shorter durations. Each purchased participation loan was stress-tested by Valley under its normal underwriting criteria to further satisfy ourselves as to their credit quality. The organic loan volumes generated across a broad based segment of borrowers within the commercial real estate portfolio were partially offset by a $61.1 million decline in the acquired PCI loan portion of the portfolio. Construction loans increased $33.7 million to $802.6 million at September 30, 2016 from June 30, 2016. The increase was mostly due to advances on existing construction projects.
Total residential mortgage loans decreased $229.2 million, or approximately 30.0 percent on an annualized basis, to approximately $2.8 billion at September 30, 2016 from June 30, 2016 mostly due to the aforementioned transfer of $174.5 million in mortgage loans to loans held for sale, as well as a large percentage of new loans originated for sale rather than investment during the third quarter of 2016. Valley sold approximately $149.2 million of residential mortgage loans originated for sale (including $4.5 million of loans held for sale at June 30, 2016) during the third quarter of 2016. New and refinanced residential mortgage loan originations totaled approximately $258.3 million for the third quarter of 2016 as compared to $177.7 million and $115.1 million for the second quarter of 2016 and third quarter of 2015, respectively. Of the $258.3 million in total originations, $18.1 million, or 7.0 percent, represented new Florida residential mortgage loans. We expect to continue to sell a large portion of our new fixed rate residential mortgage loan originations as part of our overall interest rate risk management strategies.
Home equity loans decreased $8.9 million to $476.8 million at September 30, 2016 as compared to June 30, 2016 mostly due to normal repayment activity largely within the PCI loan portion of the portfolio. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be weak, despite the relatively favorable low interest rate environment.
Automobile loans decreased by $20.2 million to $1.1 billion at September 30, 2016 as compared to June 30, 2016 as our new indirect auto loan volumes continued to not keep pace with the normal portfolio repayment activity in the third quarter of 2016. The decline in indirect auto originations during the first nine months of 2016 was largely caused by current market loan pricing and fee constraints resulting from new regulatory lending guidance. During the third quarter of 2016, management implemented various strategies to enhance new auto volumes, including new technology to improve the decision-making process for our auto dealer network. These enhancements and continued growth in our relatively new Florida markets led to much improved new loan volumes as compared to the linked second quarter of 2016. While we're optimistic that this positive trend in new loan production will continue into the fourth quarter of 2016, we can provide no assurance that our auto loans will not continue to decline in future periods.
Other consumer loans increased $34.3 million, or 27.4 percent on an annualized basis, to $534.2 million at September 30, 2016 as compared to $499.9 million at June 30, 2016 mainly due to continued growth and customer usage of collateralized personal lines of credit.
We are cautiously optimistic that we will continue to experience overall loan growth primarily within the commercial lending segment during the fourth quarter of 2016 and the foreseeable future. Our approved organic commercial loan pipeline continued to be strong at the end of the third quarter, despite the market competition for high quality commercial credits. However, we can make no assurances that our total loans will increase, or remain at current levels in the future.

Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. Valley’s Florida Division accounted for approximately $90 million of over $1 billion in new and purchased commercial loan volume, excluding lines of credit, during the third quarter of 2016. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we intend to make further inroads into the Florida lending market, through acquisition or select de novo branch efforts.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans totaled $1.9 billion and $2.2 billion at September 30, 2016 and December 31, 2015, respectively, mostly consisting of loans acquired in business combinations subsequent to 2011, and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage loans and commercial real estate loans, totaled $76.0 million and $122.3 million at September 30, 2016 and December 31, 2015, respectively. The decrease in covered loans was largely due to the expiration of a commercial loss-sharing agreement acquired from 1st United Bancorp, Inc. effective January 1, 2016 and the reclassification of such loans to non-covered PCI loans during the first quarter of 2016. Additional information regarding all of our loss-sharing agreements with the FDIC can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following tables summarize the changes in the carrying amounts of PCI loans (net of the allowance for loan losses, if applicable), and the accretable yield on these loans for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016		2015
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,975,401	$355,601	$1,571,271	$282,101
Accretion	26,730	(26,730)	24,814	(24,814)
Payments received	(145,016)	—	(116,493)	—
Transfers to other real estate owned	—	—	(2,004)	—
Balance, end of the period	$1,857,115	$328,871	$1,477,588	$257,287

	Nine Months Ended September 30,
	2016		2015
	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$2,240,471	$415,179	$1,721,601	$336,208
Accretion	83,114	(83,114)	78,921	(78,921)
Payments received	(462,100)	—	(319,267)
Transfers to other real estate owned	(1,176)	—	(3,084)	—
Other, net	(3,194)	(3,194)	(583)	—
Balance, end of the period	$1,857,115	$328,871	$1,477,588	$257,287
PCI loans in the table above at September 30, 2015 are presented net of the allocation of the allowance for loan losses totaling $200 thousand. This allowance allocation was established due to a decrease in the expected cash flows for certain pools of covered loans based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. There was no allowance allocation for PCI loan losses at September 30, 2016.
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
FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.7 million and $8.3 million at September 30, 2016 and December 31, 2015, respectively. The aggregate effect of changes in the FDIC loss-share receivable was a net reduction in non-interest income of $313 thousand and $55 thousand for the three months ended September 30, 2016 and 2015, respectively, and $872 thousand and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. The larger net reduction during the nine months ended September 30, 2015 was mainly caused by the prospective recognition of the effect of additional cash flows from certain loan pools which were covered by commercial loan loss-sharing agreements that expired in March 2015.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (consisting of automobiles) and non-accrual debt securities at September 30, 2016. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has decreased 33.3 percent over the last 12 month period to $51.0 million at September 30, 2016 mostly due to strong collections within non-accrual loan category over the last six months and a steady decline in OREO balances since September 30, 2015. As a result, non-performing assets as a percentage of total loans and non-performing assets declined to 0.31 percent at September 30, 2016 as compared to 0.37 percent at June 30, 2016 (as shown in the table below). Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$4,306	$5,187	$8,395	$3,920	$2,081
Commercial real estate	9,385	5,076	1,389	2,684	2,950
Construction	—	—	1,326	1,876	4,707
Residential mortgage	9,982	10,177	14,628	6,681	5,617
Consumer	3,146	2,535	3,200	3,348	3,491
Total 30 to 59 days past due	26,819	22,975	28,938	18,509	18,846
60 to 89 days past due:
Commercial and industrial	788	5,714	613	524	1,996
Commercial real estate	4,291	834	120		1,415
Construction	—	—	—	2,799	—
Residential mortgage	2,733	2,326	3,056	1,626	1,977
Consumer	1,234	644	731	626	722
Total 60 to 89 days past due	9,046	9,518	4,520	5,575	6,110
90 or more days past due:
Commercial and industrial	145	218	221	213	224
Commercial real estate	478	131	131	131	245
Construction	1,881	—	—	—	—
Residential mortgage	590	314	2,613	1,504	3,468
Consumer	226	139	66	208	166
Total 90 or more days past due	3,320	802	3,031	2,056	4,103
Total accruing past due loans	$39,185	$33,295	$36,489	$26,140	$29,059
Non-accrual loans: (1)
Commercial and industrial	$7,875	$6,573	$11,484	$10,913	$12,845
Commercial real estate	14,452	19,432	26,604	24,888	22,129
Construction	1,136	5,878	5,978	6,163	5,959
Residential mortgage	14,013	14,866	16,747	17,930	16,657
Consumer	965	1,130	1,807	2,206	1,634
Total non-accrual loans	38,441	47,879	62,620	62,100	59,224
Other real estate owned (OREO) (2)	10,257	10,903	12,368	13,563	14,691
Other repossessed assets	307	369	495	437	369
Non-accrual debt securities (3)	2,025	2,118	2,102	2,142	2,182
Total non-performing assets (NPAs)	$51,030	$61,269	$77,585	$78,242	$76,466
Performing troubled debt restructured loans	$81,093	$82,140	$80,506	$77,627	$91,210
Total non-accrual loans as a % of loans	0.23%	0.29%	0.39%	0.39%	0.39%
Total NPAs as a % of loans and NPAs	0.31	0.37	0.48	0.49	0.51
Total accruing past due and non-accrual loans as a % of loans	0.47	0.49	0.61	0.55	0.59
Allowance for loan losses as a % of non-accrual loans	287.97	225.75	168.34	170.98	176.53

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $1.0 million, $1.2 million, $2.4 million, $5.0 million, and $5.4 million at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $728 thousand, $634 thousand, $651 thousand, $610 thousand, $570 thousand, $630 thousand at September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, September 30, 2015, respectively.

Loans past due 30 to 59 days increased $3.8 million to $26.8 million at September 30, 2016 as compared to June 30, 2016 largely due to a $4.3 million increase in commercial real estate loans. Commercial real estate loans increased mainly due to two new loan relationships totaling $7.4 million (including a $2.3 million potential problem loan), partially offset by the migration of a $3.8 million potential problem loan into the loans past due 60 to 89 days category at September 30, 2016.

Loans past due 60 to 89 days decreased $472 thousand to $9.0 million at September 30, 2016 as compared to June 30, 2016. Within the category, commercial and industrial loans decreased $4.9 million to $788 thousand at September 30, 2016 from $5.7 million at June 30, 2016. The decrease was mostly due to one loan relationship collateralized by Chicago taxi cab medallions totaling $5.2 million that was partially charged off by $3.7 million during the third quarter, and the adjusted aggregate carrying value of $1.5 million reclassified to non-accrual loans at September 30, 2016 (See further discussion below). The commercial real estate loan category increased $3.5 million at September 30, 2016 as compared to June 30, 2016 mostly due to the aforementioned potential problem loan totaling $3.8 million that mitigated from loans past due 30 to 59 days reported at June 30, 2016.

Loans past due 90 days or more and still accruing increased $2.5 million to $3.3 million at September 30, 2016 compared to $802 thousand at June 30, 2016. The increase in this delinquency category was mostly due to $1.9 million and $347 thousand of matured performing construction and commercial real estate loans, respectively. These loans were in the normal process of renewal at September 30, 2016. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans decreased $9.4 million to $38.4 million at September 30, 2016 as compared to $47.9 million at June 30, 2016 largely due to several full repayments of impaired commercial real estate and construction loans and one commercial real estate loan totaling $3.4 million transferred to OREO during the third quarter of 2016. As previously noted above, our non-accrual commercial and industrial loans included $1.5 million of loans collateralized by Chicago taxi medallions at September 30, 2016. This impaired loan relationship is the only past due relationship in our entire taxi medallion loan portfolio totaling $152.0 million (including $19.2 million of contractual outstanding balances within our PCI loan portfolio). Of the $152.0 million taxi medallion loan portfolio, $141.0 million and $11.0 million represent New York City and Chicago taxi medallion loans, respectively. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral whenever possible. We will continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuations for taxi medallions due to relatively new competing services.

OREO properties decreased $646 thousand to $10.3 million at September 30, 2016 from $10.9 million at June 30, 2016. During the quarter ended September 30, 2016, we sold the aforementioned $3.4 million commercial real estate loan transferred to OREO from non-accrual loans for an immaterial gain. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in-process totaled $7.7 million at September 30, 2016. We believe this lengthy legal process negatively impacts the level of our non-accrual loans and NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets as of September 30, 2016.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $81.1 million at September 30, 2016 and consisted of 95 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $81.1 million in performing TDRs at September 30, 2016 had a modified weighted average interest rate of approximately 4.74 percent as compared to a pre-modification weighted average interest rate of 4.99 percent.
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
Additionally, the qualitative factors, such as the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. The allowance for credit loss methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Average loans outstanding	$16,570,723	$16,252,915	$14,709,618	$16,273,482	$14,144,921
Beginning balance - Allowance for credit losses	$110,414	$107,675	$104,887	$108,367	$104,287
Loans charged-off:
Commercial and industrial	(3,763)	(493)	(1,124)	(5,507)	(5,103)
Commercial real estate	—	(414)	—	(519)	(1,864)
Construction	—	—	(40)	—	(916)
Residential mortgage	(518)	(151)	(111)	(750)	(499)
Consumer	(782)	(697)	(734)	(2,553)	(2,642)
Total charge-offs	(5,063)	(1,755)	(2,009)	(9,329)	(11,024)
Charged-off loans recovered:
Commercial and industrial	902	990	2,550	2,418	5,587
Commercial real estate	34	1,458	535	1,581	773
Construction	10	—	1	10	913
Residential mortgage	495	94	151	604	395
Consumer	282	523	488	1,194	1,172
Total recoveries	1,723	3,065	3,725	5,807	8,840
Net (charge-offs) recoveries	(3,340)	1,310	1,716	(3,522)	(2,184)
Provision charged for credit losses	5,840	1,429	94	8,069	4,594
Ending balance - Allowance for credit losses	$112,914	$110,414	$106,697	$112,914	$106,697
Components of allowance for credit losses:
Allowance for loan losses	$110,697	$108,088	$104,551	$110,697	$104,551
Allowance for unfunded letters of credit	2,217	2,326	2,146	2,217	2,146
Allowance for credit losses	$112,914	$110,414	$106,697	$112,914	$106,697
Components of provision for credit losses:
Provision for loan losses	$5,949	$1,363	$—	$8,041	$4,382
Provision for unfunded letters of credit	(109)	66	94	28	212
Provision for credit losses	$5,840	$1,429	$94	$8,069	$4,594

Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.08%	(0.03)%	(0.05)%	0.03%	0.02%
Allowance for credit losses as a % of non-PCI loans	0.76	0.76	0.79	0.76	0.79
Allowance for credit losses as a % of total loans	0.68	0.67	0.71	0.68	0.71

During the third quarter of 2016, we recognized net loan charge-offs of $3.3 million as compared to net recoveries of charge-offs totaling $1.3 million and $1.7 million for the second quarter of 2016 and the third quarter of 2015, respectively. The quarter over quarter increase in net loan charge-offs was largely due to the $3.7 million partial charge-off related to a Chicago taxi medallion relationship within the commercial and industrial loan portfolio.

During the third quarter of 2016, we recorded a $5.8 million provision for credit losses as compared to a provision of $1.4 million and $94 thousand for the second quarter of 2016 and third quarter of 2015, respectively. The increase in the provision from the linked second quarter of 2016 was mostly due to longer estimated loss emergence periods for most of our commercial loan portfolios based upon our updated annual loss emergence study performed at September 30, 2016, as well as a moderate increase in allocated reserves for internally classified loans. The loss emergence period (LEP) assumption represents the estimated average amount of time from the point at which a loss is incurred to the point at which a loss is confirmed, typically by a charge-off. A longer LEP assumption will increase the level of the allowance for loan losses, and conversely, a shorter LEP will reduce the level of such reserves.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2016		June 30, 2016		September 30, 2015
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$52,969	2.07%	$50,351	1.99%	$49,682	2.07%
Commercial real estate loans:
Commercial real estate	35,513	0.43%	35,869	0.45%	29,950	0.43%
Construction	16,947	2.11%	16,008	2.08%	12,328	2.16%
Total commercial real estate loans	52,460	0.58%	51,877	0.59%	42,278	0.56%
Residential mortgage loans	3,378	0.12%	3,495	0.11%	4,549	0.15%
Consumer loans:
Home equity	796	0.17%	968	0.20%	1,127	0.24%
Auto and other consumer	3,311	0.20%	3,723	0.23%	3,341	0.21%
Total consumer loans	4,107	0.19%	4,691	0.22%	4,468	0.21%
Unallocated	—		—	—	5,720	—
Total allowance for credit losses	$112,914	0.68%	$110,414	0.67%	$106,697	0.71%

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.68 percent at September 30, 2016 and 0.67 percent at June 30, 2016, as compared to 0.71 percent of total loans at September 30, 2015. At September 30, 2016, our allowance allocations for losses as a percentage of total loans remained relatively stable in several loan categories as compared to June 30, 2016, but increased for commercial and industrial loans due, in part, to the aforementioned increase in the loss emergence period and a higher level of net loan charge-offs and internally classified loans (including taxi medallion loans) at September 30, 2016. The overall mix of these items, significant loan growth in the commercial real estate and other consumer loan categories of the portfolio, assumptions based on the current economic environment, as well as other qualitative factors impacted our estimate of the allowance for credit losses at September 30, 2016.

During the fourth quarter of 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses by extending the loss look-back period on the majority of its loan portfolios from three years to four years in order to capture more of the current economic cycle as it continued throughout 2015. Valley also enhanced its qualitative factor framework to capture the risks of several factors, including, but not limited to, the impact of changes in capitalization rates on collateral values, concentrations of certain loan types, including multi-family and exculpated loans, the volume of loans purchased from and serviced by third parties, as well as the rate of growth in Valley's real estate portfolios. These enhancements are meant to increase the level of precision in the allowance for credit losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at September 30, 2016 and June 30, 2016. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $1.9 billion) was 0.76 percent at both September 30, 2016 and June 30, 2016, as compared to 0.79 percent at September 30, 2015. PCI loans, including all of the loans acquired from CNL during the fourth quarter of 2015, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at September 30, 2016.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. Our shareholders’ equity totaled approximately $2.3 billion and represented approximately 10 percent of total assets at both September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, total shareholders’ equity increased $50.0 million, which was comprised of (i) net income of $118.1 million, (ii) a decrease in our accumulated other comprehensive loss of $11.4 million, (iii) net proceeds of $4.2 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 445 thousand shares, and (iv) an increase of $5.8 million attributable to the effect of our stock incentive plan, partially offset by (v) cash dividends declared on common and preferred stock totaling $84.1 million and $5.4 million, respectively. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and nine months ended September 30, 2016.
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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of September 30, 2016, and December 31, 2015, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2016 and December 31, 2015:

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2016
Total Risk-based Capital
Valley	$1,950,848	11.64%	$1,445,052	8.625%	N/A	N/A
Valley National Bank	1,890,118	11.32	1,440,144	8.625	$1,669,732	10.00%
Common Equity Tier 1 Capital
Valley	1,461,806	8.73	858,654	5.125	N/A	N/A
Valley National Bank	1,677,204	10.04	855,738	5.125	1,085.326	6.50
Tier 1 Risk-based Capital
Valley	1,568,934	9.36	1,109,967	6.625	N/A	N/A
Valley National Bank	1,677,204	10.04	1,106,197	6.625	1,335,785	8.00
Tier 1 Leverage Capital
Valley	1,568,934	7.35	854,230	4.00	N/A	N/A
Valley National Bank	1,677,204	7.87	852,343	4.00	1,065,429	5.00

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2015
Total Risk-based Capital
Valley	$1,910,304	12.02%	$1,271,171	8.00%	N/A	N/A
Valley National Bank	1,826,420	11.53	1,266,942	8.00	$1,583,677	10.00%
Common Equity Tier 1 Capital
Valley	1,431,973	9.01	715,034	4.50	N/A	N/A
Valley National Bank	1,618,053	10.22	712,655	4.50	1,029,390	6.50
Tier 1 Risk-based Capital
Valley	1,543,937	9.72	953,378	6.00	N/A	N/A
Valley National Bank	1,618,053	10.22	950,206	6.00	1,266,942	8.00
Tier 1 Leverage Capital
Valley	1,543,937	7.90	781,388	4.00	N/A	N/A
Valley National Bank	1,618,053	8.29	780,831	4.00	976,039	5.00

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

On July 28, 2016, we submitted our latest stress testing results, utilizing data as of December 31, 2015, to the FRB. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found on the Shareholder Relations section of our website (www.valleynationalbank.com) under the Dodd-Frank Act Stress Test Reports section.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2016	December 31, 2015
	($ in thousands, except for share data)
Common shares outstanding	254,461,906	253,787,561
Shareholders’ equity	$2,257,073	$2,207,091
Less: Preferred stock	111,590	111,590
Less: Goodwill and other intangible assets	733,627	735,221
Tangible shareholders’ equity	$1,411,856	$1,360,280
Tangible book value per common share	$5.55	$5.36
Book value per common share	$8.43	$8.26
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 25.0 percent for the nine months ended September 30, 2016 as compared to zero for the year ended December 31, 2015. Our rate of earnings retention increased during the nine months of 2016 as compared to the full year of 2015, which was negatively impacted by $51.1 million in pre-tax debt prepayment penalties recognized during the fourth quarter of 2015, and, to a much lesser extent, merger costs from the acquisition of CNL in December 2015. We expect our future retention rate to improve due to, among other factors, synergies realized from the integration of CNL's back office operations completed in February 2016 and the related CNL staffing reductions effective April 1, 2016, as well as our current branch efficiency and cost reduction plans discussed elsewhere in this MD&A.
Cash dividends declared amounted to $0.33 per common share for both the nine months ended September 30, 2016 and 2015. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2016 to July 30, 2016	—	$—	—	4,112,465
August 1, 2016 to August 31, 2016	8,358	9.38	—	4,112,465
September 1, 2016 to September 30, 2016	666	9.61	—	4,112,465
Total	9,024	$9.40	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2016.

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

	(3.3)	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on October 28, 2016.

(10)	Material Contracts

	(10.1)	Amendment to the Employment Agreement between Valley, Valley National Bank and for Rudy Schupp, dated September 23, 2016.+*
(10.2)
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley National Bancorp and Ira Robbins, incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 27, 2016.+

(10.3)
Amended and Restated Change in Control Agreement among Valley National Bank, Valley National Bancorp and Ira Robbins, dated as of September 21, 2016, incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on September 27, 2016.+

(10.4)
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley National Bancorp and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on September 27, 2016.+

(10.5)
Amended and Restated Change in Control Agreement among Valley National Bank, Valley National Bancorp and Thomas A. Iadanza, dated as of September 21, 2016, incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on September 27, 2016.+

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Gerald H. Lipkin
November 8, 2016	Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
November 8, 2016	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer