Form 10-K
period 2016-12-31
VALLEY NATIONAL BANCORP
filed 2017-02-28
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.2 billion on June 30, 2016.
There were 263,838,587 shares of Common Stock outstanding at February 23, 2017.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2017 Proxy Statement”) for the 2017 Annual Meeting of Shareholders to be held April 25, 2017 will be incorporated by reference in Part III. The 2017 Proxy Statement will be filed within 120 days of December 31, 2016.

1	2016 Form 10-K

2016 Form 10-K	2

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2016, Valley had consolidated total assets of $22.9 billion, total net loans of $17.1 billion, total deposits of $17.7 billion and total shareholders’ equity of $2.4 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III and State Bancorp Capital Trusts I and II through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.
Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 209 branches serving northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, and Florida. The Bank offers a full range of commercial, retail, insurance and wealth management financial services products. The Bank also provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. In addition, certain international banking services to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts are available products and services, as well as transaction accounts for non-resident aliens.
Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include, but are not limited to:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	an asset management adviser that is a registered investment adviser with Securities and Exchange Commission (SEC);

•	title insurance agencies in New Jersey, New York and Florida;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
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
Recent Acquisitions
Valley has grown significantly in the past five years primarily through bank acquisitions that expanded our branch footprint into Florida and Long Island, New York. Recent bank transactions are discussed further below.
CNLBancshares, Inc. On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, $1.2 billion in deposits and 16 branch offices on the date of its acquisition by Valley. The CNL acquisition increased Valley's Florida branch network (first started with the acquisition of 1st United Bancorp, Inc. in 2014 discussed further below) to a total of 31 branches (after 5 branch closures mostly resulting from branch efficiency efforts during 2016) covering most major markets in central and southern Florida. The acquired branches allow us to service Florida's west coast markets of Naples, Bonita Springs, Fort Myers and Sarasota. We also added three offices in the Jacksonville area and expanded our presence

3	2016 Form 10-K

in the Orlando market. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley common stock.
1st United Bancorp, Inc. On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, after purchase accounting adjustments. The 1st United acquisition gave Valley its first Florida branch network consisting of 20 branch offices covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014.
In connection with the 1st United acquisition, we acquired loans and other real estate owned subject to Federal Deposit Insurance Corporation (FDIC) loss-share agreements (referred to as “covered loans” and “covered OREO”, together “covered assets”). The FDIC loss-share agreements relate to three previous FDIC-assisted acquisitions completed by 1st United from 2009 to 2011. The Bank shares losses on covered assets in accordance with provisions of each loss-share agreement. The vast majority of Valley's covered loans totaling $70.4 million, or 0.4 percent of our total loans, at December 31, 2016 are covered by commercial loan and single-family (residential) loss sharing agreements acquired from 1st United that will expire between 2017 and 2021.
State Bancorp, Inc. On January 1, 2012, Valley acquired State Bancorp, Inc. (State Bancorp), the holding company for State Bank of Long Island, a commercial bank with approximately $1.7 billion in assets, $1.1 billion in loans, and $1.4 billion in deposits and 16 branches in Nassau, Suffolk, Queens, and Manhattan at December 31, 2011. Of the acquired branch offices, 12 remain within our 38 branch network in New York and are located in Long Island and Queens. The common shareholders of State Bancorp received a fixed one- for- one exchange ratio for Valley National Bancorp common stock. The total consideration for the all stock acquisition equaled $208 million.
Additionally, a warrant issued by State Bancorp (in connection with its previously redeemed preferred stock issuance) to the U.S. Treasury in December 2008 was assumed by Valley as of the acquisition date. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis until December 5, 2018. At the request of the U.S. Treasury, the warrant shares were individually sold at public auction in May 2015. All of the warrants remained outstanding and unexercised at December 31, 2016.
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

Commercial Lending Segment
Commercial and Industrial Loans. Commercial and industrial loans totaled approximately $2.6 billion and represented 15.3 percent of the total loan portfolio at December 31, 2016. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area, as well as Florida which accounted for approximately 7 percent of the $2.6 billion in commercial and industrial loans at December 31, 2016. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Our loan decisions include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized

2016 Form 10-K	4

by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $455.5 million at December 31, 2016. In addition, we provide financing to the medical equipment leasing market through our leasing subsidiary, Highland Capital Corp.
The commercial portfolio also includes approximately $151 million of taxi medallion loans (including $19.1 million of contractual outstanding balances within our purchased credit-impaired loan portfolio) at December 31, 2016, most of which consist of loans to fleet owners of New York City medallions. Valley's historical lending criteria has been conservative in regards to capping both the loan amounts and market valuations for taxi medallions, as well as obtaining personal guarantees whenever possible. While a substantial majority of loans in this portfolio are performing at December 31, 2016, we will continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuations for taxi medallions due to competing car service providers and other factors.
Commercial Real Estate Loans. Commercial real estate and construction loans totaled $9.5 billion and represented 55.4 percent of the total loan portfolio at December 31, 2016. We originate commercial real estate loans that are largely secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York, Pennsylvania and Florida. Loans originated from our Florida lending operations represented 14.5 percent of the $9.5 billion in total commercial real estate loans at December 31, 2016. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $825 million at December 31, 2016 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer Lending Segment
Residential Mortgage Loans. Residential mortgage loans totaled $2.9 billion and represented 16.6 percent of the total loan portfolio at December 31, 2016. We offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Our residential mortgage loans include fixed and variable interest rate loans generally located in counties where we have a branch presence in New Jersey, New York and Florida, as well as contiguous counties, if applicable, including eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We occasionally make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages are generally fixed-rate amortizing loans with 10 year to 30 year maturities. Valley's non-amortizing (i.e., interest-only) residential mortgage loan portfolio was immaterial at December 31, 2016. The small amount of interest-only loans is running off year over year, as Valley has no longer originated this type of residential mortgage loan product for many years.

5	2016 Form 10-K

The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. See Note 8 to the consolidated financial statements for further details.
Other Consumer Loans. Other consumer loans totaled $2.2 billion and represented 12.7 percent of the total loan portfolio at December 31, 2016. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, loans secured by the cash surrender value of life insurance, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Florida, Connecticut and Delaware offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Valley acquired an immaterial amount of automobile loans from both the CNL and 1st United acquisitions in 2015 and 2014, respectively, as auto lending was not a focus of the acquired operations. However, we implemented our indirect auto lending model in Florida during 2015 using our New Jersey based underwriting and loan servicing platform. The new Florida auto dealer network generated $36.4 million and $11.5 million of auto loans in 2016 and 2015, respectively. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territory. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Unsecured consumer loans totaled approximately $20.6 million, including $7.0 million of credit card loans, at December 31, 2016.
Wealth Management. Our Wealth Management Division provides coordinated and integrated delivery of asset management advisory, general insurance, title insurance and trust services. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and custom tailored investment strategies designed for various types of retirement plans. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration, primarily to individuals.
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2016, our total investment securities and interest bearing deposits with banks were $3.2 billion and $171.7 million, respectively. See the “Investment Securities Portfolio” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2016, approximately 75 percent of Valley’s gross loans totaling $17.2 billion consisted of commercial real estate (including construction loans), residential mortgage, and home equity loans as compared to 74 percent at December 31, 2015. The remaining 25 percent and 26 percent at December 31, 2016 and 2015, respectively, consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have continued to diversify the geographic concentrations (primarily the New Jersey and New York City Metropolitan area) within our loan portfolio through our bank acquisitions in Florida during both 2014 and 2015 (see table and discussion below). Many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

2016 Form 10-K	6

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2016.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	43%	32%	68%	48%	42%
New York	42	46	10	26	37
Florida	2	16	8	7	12
Pennsylvania	1	2	2	12	3
California	2	*	8	1	2
Connecticut	1	1	*	3	1
Other	9	3	4	3	3
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.

The percentage of total loans for New Jersey, New York and Florida was 44 percent, 34 percent and 12 percent at December 31, 2015, respectively, as compared to the percentages shown in the table above at December 31, 2016. The percentage of loans by loan portfolio segment and by total loans presented for all other states above did not materially change from December 31, 2015.

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

Additionally, The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. On October 9, 2012, the Federal Reserve Board (FRB) published final rules implementing the stress testing requirements for banks, such as the Bank, with total consolidated assets of more than $10.0 billion but less than $50.0 billion.  These rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure. On July 28, 2016, we submitted our latest stress testing results, utilizing data as of December 31, 2015, to the FRB. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found on the Shareholder Relations section of our website (www.valleynationalbank.com) under the Dodd-Frank Act Stress Test Reports section. Through the stress testing program that has been implemented and reviewed by the Risk Committee, Valley complies with current regulations. The results of stress testing activities are considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

7	2016 Form 10-K

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
Our historical and current loan underwriting practice prohibits the origination of payment option adjustable residential mortgages which allow for negative interest amortization and subprime loans. Virtually all of our residential mortgage loan originations in recent years have conformed to rules requiring documentation of income, assets sufficient to close the transactions and debt to income ratios that support the borrower’s ability to repay under the loan’s proposed terms and conditions. These rules are applied to all loans originated for retention in our portfolio or for sale in the secondary market.
Loan Underwriting and Loan documentation. Loans are well documented in accordance with specific and detailed underwriting policies and verification procedures. General underwriting guidance is consistent across all loan types with possible variations in procedures and due diligence dictated by specific loan requests. Due diligence standards require acquisition and verification of sufficient financial information to determine a borrower’s or guarantor’s credit worthiness, capital support, capacity to repay, collateral support, and character. Credit worthiness is generally verified using personal or business credit reports from independent credit reporting agencies. Capital support is determined by acquisition of independent verifications of deposits, investments or other assets. Capacity to repay the loan is based on verifiable liquidity and earnings capacity as shown on financial statements and/or tax returns, banking activity levels, operating statements, rent rolls or independent verification of employment. Finally, collateral valuation is determined via appraisals from independent, bank-approved, certified or licensed property appraisers, valuation services, or readily available market resources.
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
Many times, we will underwrite loans to legal entities formed for the limited purpose of the business which is being financed. Credit granted to these entities and the ultimate repayment of such loans is primarily based on the cash flow generated from the property securing the loan or the business that occupies the property. The underlying real property securing the loans is considered a secondary source of repayment, and normally such loans are also supported by guarantees of the legal entity members. Absent such guarantees or approval by our credit committee, our policy requires that the loan to value ratio (at origination) should not exceed 60 percent, except for certain low risk loan categories where the loan to value ratio requirement may be higher, based on the estimated market value of the property as established by an independent licensed appraiser.
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

2016 Form 10-K	8

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

Loans Originated by Third Parties
From time to time, the Bank makes purchases of commercial real estate loans and loan participations, residential mortgage loans, automobile loans, and other loan types, originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under Community Reinvestment Act, as well as other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial real estate participation loans are generally seasoned loans with expected shorter durations. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.
Purchased commercial real estate loans, residential mortgage loans and automobile loans (excluding purchased credit-impaired loans acquired in business combinations or FDIC-assisted transactions) totaled approximately $1.3 billion, $818.6 million and $4.7 million, respectively, at December 31, 2016 representing 15.24 percent, 30.50 percent and 0.41 percent of our total commercial real estate, residential mortgage and automobile loan portfolios, respectively. At December 31, 2016, the commercial real estate loans originated by third parties had loans past due 30 days or more totaling 0.67 percent of these loans as compared to 0.27 percent for our total commercial real estate portfolio, including all delinquencies. Residential mortgage loans originated by third parties had loans past due 30 days or more totaling 1.11 percent of these loans at December 31, 2016 as compared to 0.64 percent for our total residential mortgage portfolio. The purchased automobile portfolio had loans past due 30 days or more totaling 0.84 percent of these loans at December 31, 2016 as compared to 0.36 percent for our total automobile loan portfolio.
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

9	2016 Form 10-K

Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, and Florida. Valley ranked 17th in competitive ranking and market share based on the deposits reported by 213 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit market as of June 30, 2016. The FDIC also ranked Valley 9th, 40th and 30th in the states of New Jersey, New York and Florida, respectively, based on deposit market share as of June 30, 2016. Our FDIC deposit market share ranking improved in Florida from 40th one year earlier due, in large part, to the assumption of $1.2 billion in deposits from the acquisition of CNL. While our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, captive finance companies, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national companies which offer various financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.
In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems. We face strong competition for our borrowers, depositors, and other customers from Fintech companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than their traditional bank counterparts, including Valley. Within our markets, we also compete with some of the largest financial institutions in the world that have greater human and financial resources are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 209 branches, an extensive ATM network of 224 locations, and our 24-hour telephone and on-line banking systems.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Personnel
At December 31, 2016, Valley National Bank and its subsidiaries employed 2,828 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

2016 Form 10-K	10

Executive Officers

Name	Age at December 31, 2016	Executive Officer Since	Office
Gerald H. Lipkin	75	1975	Chairman of the Board and Chief Executive Officer of Valley and Valley National Bank
Ira D. Robbins	42	2009	Senior Executive Vice President of Valley and President of Valley National Bank
Rudy E. Schupp	66	2014	President of Valley and Chief Banking Officer of Valley National Bank
Alan D. Eskow	68	1993	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
Dianne M. Grenz	54	2014	Senior Executive Vice President of Valley and Chief Consumer Banking Officer of Valley National Bank
Thomas A. Iadanza	58	2015	Senior Executive Vice President of Valley and Chief Lending Officer of Valley National Bank
Ronald H. Janis	68	2017	Senior Executive Vice President and General Counsel of Valley and Valley National Bank
Robert J. Bardusch	51	2016	Executive Vice President of Valley and Chief Information Officer of Valley National Bank
Kevin Chittenden	52	2016	Executive Vice President of Valley and Chief Residential Lending Officer of Valley National Bank
Bernadette M. Mueller	58	2009	Executive Vice President of Valley and Valley National Bank
Andrea T. Onorato	59	2014	Executive Vice President of Valley and Valley National Bank
Melissa F. Scofield	57	2015	Executive Vice President of Valley and Valley National Bank
Mitchell L. Crandell	46	2007	First Senior Vice President, Chief Accounting Officer of Valley and Valley National Bank
Sherry Ambrosini	61	2014	First Senior Vice President of Valley National Bank
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

11	2016 Form 10-K

that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the Office of the Comptroller of the Currency (OCC). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities and other activities that are financial in nature if Valley elects to become a financial holding company.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 enables bank holding companies to acquire banks in states other than its home state and to open branches in other states, subject to certain restrictions. The Dodd-Frank Act, discussed below, authorized interstate de novo branching regardless of state law.
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
In July 2013, the FRB and the OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel III rules. Basel III rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Valley and Valley National Bank. Basel III became effective for us on January 1, 2015 (subject to phase-in periods for certain components).
Basel III (i) introduced a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the reductions/adjustments from capital as compared to existing regulations.
Under Basel III, the minimum capital ratios for us and Valley National Bank are as follows:

•	4.5 percent CET1 to risk-weighted assets.

•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

2016 Form 10-K	12

When fully phased in on January 1, 2019, Basel III also requires us and Valley National Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase by 0.625 percent on each subsequent January 1st, until it reaches 2.5 percent on January 1, 2019. As of January 1, 2017, we and the Bank were required to maintain a capital conservation buffer of 1.25 percent.
Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. The deductions and other adjustments to CET1 are being phased in incrementally between January 1, 2015 and January 1, 2018.
Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Valley and Valley National Bank, were permitted to make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. We made this one-time election in the applicable bank regulatory reports as of March 31, 2015.
Basel III, with respect to us, required that our trust preferred securities be eliminated from Tier 1 capital by January 1, 2016. Accordingly, none of Valley’s trust preferred securities were included in Tier 1 capital during 2016.
With respect to Valley National Bank, Basel III also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDICIA, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it meets the aforementioned minimum capital ratios under Basel III. An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under Basel III will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.
Basel III prescribes a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the four Basel I-derived categories (0 percent, 20 percent, 50 percent and 100 percent) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.
Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2016 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2016, Valley and Valley National Bank would meet all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act significantly changed the bank regulatory landscape and has impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Some of the effects are discussed below.
The Dodd-Frank Act-mandated covered banks and bank holding companies with more than $10 billion in total consolidated assets (such as Valley) to conduct annual company-run stress tests.

13	2016 Form 10-K

The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB) and shifted most of the federal consumer protection rules applicable to banks and the enforcement power with respect to such rules to the CFPB. The CFPB has issued a series of final rules related to mortgage loan origination and mortgage loan servicing. The CFPB issued a rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The CFPB also issued a rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act.
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
Finally, the CFPB issued rules to implement the new ability-to-repay and qualified mortgage provisions provided for by the Dodd-Frank Act which became effective in January 2014. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents.
The CFPB has continued to issue final rules regarding mortgages, including amendments to certain mortgage servicing rules regarding force-placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements under Regulation X and prompt crediting and periodic statement requirements under Regulation Z. We cannot assure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business or the housing markets in which we participate.
To the effect the Dodd-Frank Act remains in place, it is likely to continue to increase our cost of doing business, limit our permissible activities, and affect the competitive balance within our industry and market areas.
Volcker Rule
The Volcker Rule (contained in section 619 of the Dodd-Frank Act) prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (Covered Funds) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2016 that meet the definition of Covered Funds.
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total assets, such as Valley and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011 and subsequently proposed revised regulations in May 2016, but the revised regulations have not been finalized. If the revised regulations are adopted in the form proposed, they will impose limitations on the manner in which Valley may structure compensation for its executives and employees.
In 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.
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

2016 Form 10-K	14

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
Loans to Related Parties
Valley National Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than the Bank under the authority of Regulation O, may not extend or arrange for any personal loans to its directors and executive officers.
Community Reinvestment
Under the Community Reinvestment Act (CRA), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Valley National Bank received a “satisfactory” CRA rating in its most recent examination.
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
A bank which does not have a CRA program that is deemed satisfactory by its regulator will be prevented from making acquisitions.
Corporate Governance
The Sarbanes-Oxley Act of 2002 added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting, to increase corporate responsibility and to protect investors. Among other things, the Sarbanes-Oxley Act of 2002:

•
required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting;

•
imposed on our chief executive officer and chief financial officer additional responsibilities with respect to our external financial statements, including certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

•	established independence requirements for audit committee members and outside auditors;

•	created the Public Company Accounting Oversight Board which oversees public accounting firms; and

15	2016 Form 10-K

•	increased various criminal penalties for violations of securities laws.
The New York Stock Exchange (NYSE), where Valley common stock is listed, has corporate governance listing standards, including rules strengthening director independence requirements for boards, as well as the audit committee and the compensation committee, and requiring the adoption of charters for the nominating, corporate governance, compensation and audit committees.
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
A bank which is issued a formal or informal enforcement requirement with respect to its Anti Money Laundering program will be prevented from making acquisitions.

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

2016 Form 10-K	16

•
Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The CFPB examines Valley National Bank's compliance with such laws and the regulations under them.
Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act) became effective in early 2000. The Gramm-Leach-Bliley Act allowed bank holding companies meeting management, capital and CRA standards to become financial holding companies and thereby to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting and securities underwriting.
The OCC adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies, subject to certain restrictions. While Valley National Bank may elect to create financial subsidiaries, Valley has not elected to become a financial holding company.
Insurance of Deposit Accounts
The Bank’s deposits are insured up to applicable limits by the FDIC. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.
As required by the Dodd-Frank Act, the FDIC has adopted rules that revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the rules eliminated the adjustment for secured borrowings, including Federal Home Loan Bank (FHLB) advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rules also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment. The Dodd-Frank Act made permanent a $250 thousand limit for federal deposit insurance.
In 2016, the FDIC added a surcharge to the insurance assessments for banks with over $10 billion in assets, which became effective in July 2016 and which will continue until the FDIC reserve ratio reaches 1.35% or the end of 2018, whichever comes first.
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
Currently, we are operating in a slow growth economic environment accompanied by, despite recent increases, a relatively low level of market interest rates. Financial institutions can be affected by changing conditions in the real estate and financial markets. Dramatic declines in the housing market in past years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While the economy and real estate market conditions have significantly improved in recent years, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. The majority of Valley’s lending is in northern and central New Jersey, New York City metropolitan area and Florida. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.

17	2016 Form 10-K

General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
Changes in interest rates or prolonged low levels of interest rates could reduce our net interest income and earnings.
Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the held to maturity and available for sale investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates or a prolonged period of low interest rates, such as those experienced in 2016 despite any potential movements in the FRB's accommodative monetary policy, could have a material adverse effect on Valley’s financial condition and results of operations. See additional information at the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
Claims and litigation could result in losses and damage to our reputation.
From time to time as part of Valley’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability or reputation damage could have a material adverse effect on Valley’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations. See the "Litigation" section under Note 15 to the consolidated financial statements for additional information and a significant pending lawsuit.
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
In the future, we may increase our capital resources or, if our or the Bank’s actual or projected capital ratios fall below or near the current (Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock or debt securities. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In June 2015, Valley issued 4.6 million shares of non-cumulative perpetual preferred stock with a liquidation preference of $25 per share. In December 2016, Valley issued 9.24 million shares of common stock with the intention to use the proceeds for continued growth in the Bank’s loan portfolio, as well as other general corporate purposes. See Note 18 to the consolidated financial statements for more details on our common and preferred stock.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2016, approximately 75 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers

2016 Form 10-K	18

who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
The secondary market for residential mortgage loans, for the most part, is limited to conforming Fannie Mae and Freddie Mac loans. The effects of this limited mortgage market combined with another correction in residential real estate market prices and reduced levels of home sales, could result in price reductions in single-family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. For additional risks related to our sales of residential mortgages in the secondary market, see the “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” risk factor below.
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
We may be required to increase our allowance for credit losses as a result of a recent change to an accounting standard.
In 2016, the FASB released a new standard for determining the amount of the allowance for credit losses. The new standard will be effective for Valley for reporting periods beginning January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the "CECL model") rather than losses inherent in the portfolio as of a point in time. When adopted, the CECL model will likely increase our allowance for credit losses, which could materially affect our financial condition and future results of operations. The extent of the increase and its impact to our financial condition is under evaluation, but will ultimately depend upon the nature and characteristics of Valley's portfolio at the adoption date, and the macroeconomic conditions and forecasts at that date; therefore, the potential financial impact is currently unknown.
Cyber-attacks and information security breaches could compromise our information or result in the data of our customers being improperly divulged, which could expose us to liability and losses.
Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although we have not experienced, to date, any material losses relating to such cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets.

19	2016 Form 10-K

We may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose us to additional liability and could have a material adverse effect on us.
We are required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require us, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.
While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the OCC, along with other banking agencies, have the authority to impose fines and other penalties on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
We could incur future goodwill impairment
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2016 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. If the fair values of the four reporting units were less than their book value of the total common shareholders’ equity for an extended period of time, Valley would consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2016, our goodwill totaled $690.6 million, including $113.6 million acquired in the acquisition of CNL in December 2015. See Note 8 to the consolidated financial statements for additional information.
We may reduce or eliminate the cash dividend on our common stock, which could adversely affect the market price of our common stock.
Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics. This could adversely affect the market price of our common stock. Additionally, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory policies and regulations including the supervisory policies and guidelines of the OCC and the FRB regarding capital adequacy and dividends. Among other things, consultation of the FRB supervisory staff is required in advance of our declaration or payment of a dividend that exceeds our earnings for a four-quarter period in which the dividend is being paid.
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
The required accounting treatment of purchased credit-impaired (PCI) loans, including loans acquired through business combinations, FDIC-assisted transactions, or bulk loan purchases could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under U.S. GAAP, we record loans acquired at a discount (that is due, in part, to credit,) at fair value which may underestimate the actual performance of such loans. As a result, if these loans outperform our original fair value estimates, the difference between

2016 Form 10-K	20

our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margin and lower interest income in future periods. See the “Loan Portfolio” section of our MD&A and Note 5 to the consolidated financial statements for additional analysis and discussion of our PCI loans.
An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Our non-accrual loans decreased from 1.20 percent at December 31, 2012 to 0.41 percent and 0.22 percent of total loans at December 31, 2015 and 2016, respectively. Although the economy continued to gradually improve during 2016, a downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for loan losses and lost interest income relating to non-performing loans. Non-performing assets (including non-accrual loans, other real estate owned, other repossessed assets and non-accrual debt securities) totaled $49.4 million at December 31, 2016. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.
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

21	2016 Form 10-K

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
Our market share and income may be adversely affected by our inability to successfully compete against larger and more diverse financial service providers and digital Fintech start-up firms.
Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the potential negative changes in the financial markets and regulatory landscape. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services. Additionally, the financial services industry is facing a wave of digital disruption from Fintech companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than their traditional bank counterparts, including Valley.
Mergers and acquisitions of financial institutions within New Jersey, the New York Metropolitan area and Florida may also occur given the current difficult banking environment and add more competitive pressure to a substantial portion of our marketplace. Our profitability depends upon our continued ability to successfully compete in our market area. If Valley is unable to compete effectively, it may lose market share and its income generated from loans, deposits, and other financial products may decline.

2016 Form 10-K	22

Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy (including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions should such opportunities exist). Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
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
We rely on our systems, employees and certain service providers, and if our system fails, our operations could be disrupted.
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

23	2016 Form 10-K

under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel, including, but not limited to, the executive officers disclosed in Item 1 of this Annual Report, could have a material adverse impact on our business because we would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.
Severe weather, acts of terrorism and other external events could significantly impact our ability to conduct our business.
A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in New Jersey, New York and Florida in which our branches operate are subject to severe flooding from time to time and significant weather related disruptions may become common events in the future. Heavy storms and hurricanes can also cause severe property damage and result in business closures, negatively impacting both the financial health of retail and commercial customers and our ability to operate our business. The risk of significant disruption and potential losses from future storm activity exists in all of our primary markets.
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
We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold over 20,200 individual residential mortgages totaling approximately $4.3 billion. Of the $4.3 billion in originations, approximately $9.2 million in unpaid principal balances remain outstanding from the origination years 2006 through 2008. These particular years are considered to be ‘high risk’ years in the mortgage industry due to the escalation in housing prices, and subsequent decline during the financial crisis. However, these potentially higher risk loans in our retained mortgage loan servicing portfolio continued to outperform Fannie Mae’s overall portfolio performance (for each applicable origination year) at December 31, 2016. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only one loan repurchase in 2016 and no repurchases in 2015). None of the loan repurchases resulted in material loss. As of December 31, 2016, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

2016 Form 10-K	24

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We conduct our business at 209 retail banking centers locations throughout New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, and Florida. We own 99 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.
The following table summarizes our retail banking centers by district in each state:

	Number of banking centers	% of Total
New Jersey
Northern	114	54.6
Central	26	12.5
Total New Jersey	140	67.1
New York
Manhattan	12	5.7
Long Island	12	5.7
Brooklyn	9	4.3
Queens	5	2.4
Total New York	38	18.1
Florida
Southern	19	9.1
Central and Northeast	12	5.7
Total Florida	31	14.8
Total	209	100.0%

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
In the second quarter of 2015, we disclosed a branch efficiency plan to "right-size" our branch network. We, like many in the banking industry, have experienced a significant decline in branch foot traffic as the emergence of self-service technology continues to reshape the banking industry. In response to these shifts in customer preference we have invested in new delivery channels and systems that will modernize the branch banking experience. Mobile banking, remote deposit, enhanced ATMs, online account opening, cash recyclers and complementary online services are part of our modernization plan and will redefine the traditional banking experience at Valley. As a result of our reviews and the evolution of banking in general, our plan included the closure and consolidation of 31 branch locations based upon our continuous evaluation of customer delivery channel preferences, branch usage patterns, and other factors. Of the 31 branches, 30 branches were closed by September 30, 2016. The remaining branch, located in Sebastian, Florida, was sold with its deposits totaling approximately $13 million to another financial institution during the fourth quarter of 2016 and resulted in an immaterial gain for the year ended December 31, 2016. The majority of the closed branches were located in New Jersey, and consisted of both leased and owned properties.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $291.2 million at December 31, 2016. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Item 3.	Legal Proceedings
In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims. See Note 15 to the consolidated financial statements for further details.

25	2016 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NYSE under the ticker symbol “VLY”. The following table sets forth for each quarter period indicated the high and low sales prices for our common stock, as reported by the NYSE, and the cash dividends declared per common share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends and stock splits.

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$9.76	$8.31	$0.11	$9.80	$8.80	$0.11
Second Quarter	10.20	8.49	0.11	10.48	9.26	0.11
Third Quarter	9.86	8.73	0.11	10.50	9.04	0.11
Fourth Quarter	12.14	9.36	0.11	11.24	9.50	0.11
There were 7,736 shareholders of record as of December 31, 2016.
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

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2011 in: (a) Valley’s common stock; (b) Valley's custom peer group of 17 U.S. Banks (Valley Peer 17) in the States located in the Northeast and Mid-Atlantic; (c) Valley's custom peer group of 18 U.S. Banks (Valley Peer 18) in the States located in the Northeast, Mid-Atlantic, Florida and other metropolitan areas with total assets ranging from $6.0 billion to $50.0 billion (see below for details); and (d) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.
From time to time, certain banks within both the Valley Peer 17 and Valley Peer 18 groups (included in the table below) may enter into merger agreements to be acquired, or announce or complete acquisitions of other institutions.  These pending or completed transactions may impact the overall performance of the common stock of the peer groups as compared to Valley’s common stock.

2016 Form 10-K	26

	12/11	12/12	12/13	12/14	12/15	12/16
Valley	$100.00	$83.98	$97.01	$97.28	$103.16	$127.41
Valley Peer 17*	100.00	111.30	159.05	168.16	194.72	239.94
Valley Peer 18*	100.00	107.71	158.01	162.42	177.33	230.06
S&P 500	100.00	115.98	153.51	174.47	176.88	197.98

* The Valley peer group index (Valley Peer 17) was comprised of the following 17 banks in 2015: Astoria Financial Corporation, Inc., Community Bank System, Inc., BankUnited, Inc., Dime Community Bancshares, Inc., EverBank Financial Corp., First Niagara Financial Group, Inc., Flushing Financial Corporation, Fulton Financial Corporation, Investors Bancorp, Inc., NBT Bancorp Inc., National Penn Bancshares, Inc., New York Community Bancorp, Inc., People's United Financial, Inc., Provident Financial Services, Inc., Signature Bank, Sterling Bancorp, and Webster Financial Corporation. In 2016, Valley added PacWest Bancorp, Private Bancorp, Prosperity Bancshares and Texas Capital Bancshares to the custom peer index, and removed First Niagara Financial Group, Inc. and National Penn Bancshares, Inc., due to their acquisitions by, and merger into other institutions during 2016. Astoria Financial was also removed in 2016 prior to the publicly announced termination of the pending merger with, and into New York Community Bancorp, Inc. The revised peer group index is referred to as Valley Peer 18 in the table above.

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2016 to October 31, 2016	7,846	$9.60	—	4,112,465
November 1, 2016 to November 30, 2016	45,379	10.39	—	4,112,465
December 1, 2016 to December 31, 2016	84,211	11.22	—	4,112,465
Total	137,436		—

(1)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2016.

(2)	Represents repurchases made in connection with the vesting of employee stock awards and the payment of withholding taxes with sale proceeds.

Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

27	2016 Form 10-K

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8 of this Annual Report.

	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$775,305	$714,889	$644,536	$623,986	$678,410
Interest expense	148,774	156,754	161,846	168,377	181,312
Net interest income—tax equivalent basis (1)	626,531	558,135	482,690	455,609	497,098
Less: tax equivalent adjustment	8,382	7,866	7,933	7,889	7,217
Net interest income	618,149	550,269	474,757	447,720	489,881
Provision for credit losses	11,869	8,101	1,884	16,095	25,552
Net interest income after provisions for credit losses	606,280	542,168	472,873	431,625	464,329
Non-interest income:
Gains on securities transactions, net	777	2,487	745	14,678	2,587
Net impairment losses on securities recognized in earnings	—	—	—	—	(5,247)
Gains on sales of loans, net	22,030	4,245	1,731	33,695	46,998
Gains (losses) on sales of assets, net	1,358	2,776	18,087	10,947	(329)
Other non-interest income	79,060	74,294	57,053	69,333	76,937
Total non-interest income	103,225	83,802	77,616	128,653	120,946
Non-interest expense:
Loss on extinguishment of debt	315	51,129	10,132	—	—
Amortization of tax credit investments	34,744	27,312	24,196	14,352	4,157
Other non-interest expense	441,066	420,634	368,927	366,986	370,743
Total non-interest expense	476,125	499,075	403,255	381,338	374,900
Income before income taxes	233,380	126,895	147,234	178,940	210,375
Income tax expense	65,234	23,938	31,062	46,979	66,748
Net income	168,146	102,957	116,172	131,961	143,627
Dividends on preferred stock	7,188	3,813	—	—	—
Net income available to common shareholders	$160,958	$99,144	$116,172	$131,961	$143,627
Per Common Share (2) :
Earnings per share:
Basic	$0.63	$0.42	$0.56	$0.66	$0.73
Diluted	0.63	0.42	0.56	0.66	0.73
Dividends declared	0.44	0.44	0.44	0.60	0.65
Book value	8.59	8.26	8.03	7.72	7.57
Tangible book value (3)	5.80	5.36	5.38	5.39	5.26
Weighted average shares outstanding:
Basic	254,841,571	234,405,909	205,716,293	199,309,425	178,424,883
Diluted	255,268,336	234,437,000	205,716,293	199,309,425	178,426,070
Ratios:
Return on average assets	0.76%	0.53%	0.69%	0.83%	0.91%
Return on average shareholders’ equity	7.46	5.26	7.18	8.69	9.57
Return on average tangible shareholders’ equity (4)	11.07	7.66	10.26	12.51	13.65
Average shareholders’ equity to average assets	10.08	10.08	9.62	9.51	9.48
Tangible common equity to tangible assets (5)	6.91	6.52	6.87	6.86	6.71
Efficiency ratio (6)	66.00	78.71	73.00	66.16	61.38
Dividend payout	69.80	105.00	78.40	90.90	89.04
Tier 1 leverage capital (7)	7.74	7.90	7.46	7.27	8.09
Common equity Tier 1 capital (7)	9.27	9.01	N/A	N/A	N/A
Tier 1 risk-based capital (7)	9.90	9.72	9.73	9.65	10.87
Total risk-based capital (7)	12.15	12.02	11.42	11.87	12.38
Financial Condition:
Assets	$22,864,439	$21,612,616	$18,792,491	$16,154,929	$16,012,402
Net loans	17,121,684	15,936,929	13,371,560	11,453,995	10,892,599
Deposits	17,730,708	16,253,551	14,034,116	11,319,262	11,264,018
Shareholders’ equity	2,377,156	2,207,091	1,863,017	1,541,040	1,502,377
See Notes to the Selected Financial Data that follow.

2016 Form 10-K	28

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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	At December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except for share data)
Common shares outstanding	263,638,830	253,787,561	232,110,975	199,593,109	198,438,271
Shareholders’ equity	$2,377,156	$2,207,091	$1,863,017	$1,541,040	$1,502,377
Less: Preferred stock	111,590	111,590	—	—	—
Less: Goodwill and other intangible assets	736,121	735,221	614,667	464,364	459,357
Tangible common shareholders’ equity	$1,529,445	$1,360,280	$1,248,350	$1,076,676	$1,043,020
Tangible book value per common share	$5.80	$5.36	$5.38	$5.39	$5.26

(4)
Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Net income	$168,146	$102,957	$116,172	$131,961	$143,627
Average shareholders’ equity	$2,253,570	$1,958,757	$1,618,965	$1,519,299	$1,500,997
Less: Average goodwill and other intangible assets	734,520	614,084	486,769	464,085	449,078
Average tangible shareholders’ equity	$1,519,050	$1,344,673	$1,132,196	$1,055,214	$1,051,919
Return on average tangible shareholders’ equity	11.07%	7.66%	10.26%	12.51%	13.65%

(5)
Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2016	2015	2014	2013	2012
			($ in thousands)
Tangible common shareholders’ equity	$1,529,445	$1,360,280	$1,248,350	$1,076,676	$1,043,020
Total assets	$22,864,439	$21,612,616	$18,792,491	$16,154,929	$16,012,402
Less: Goodwill and other intangible assets	736,121	735,221	614,667	464,364	459,357
Tangible assets	$22,128,318	$20,877,395	$18,177,824	$15,690,565	$15,553,045
Tangible common shareholders’ equity to tangible assets	6.91%	6.52%	6.87%	6.86%	6.71%

(6)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

(7)	December 31, 2016 and 2015 capital positions and ratios were calculated under Basel III rules which became effective January 1, 2015.

29	2016 Form 10-K

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
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
Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section in Part1, Item 1A of this Annual Report on Form 10-K include, but are not limited to:

•
weakness or a decline in the U.S. economy, in particular in New Jersey, New York Metropolitan area (including Long Island) and Florida as well as an unexpected decline in commercial real estate values within our market areas;

•	less than expected cost savings and revenue enhancement from Valley's cost reduction plans including earnings enhancement program called "LIFT";

•
damage verdicts or settlements or restrictions related to existing or potential litigations arising from claims of breach of fiduciary responsibility, negligence, fraud, contractual claims, environmental laws, patent or trade mark infringement, and other matters;

•
cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems;

•
results of examinations by the OCC, the FRB, the CFPB and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;

•
changes in accounting policies or accounting standards, including the new authoritative accounting guidance (known as the current expected credit loss (CECL) model) which may increase the required level of our allowance for credit losses after adoption on January 1, 2020;

•	higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in tax laws, regulations and case law;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	changes in investor sentiment or consumer spending savings behavior;

•
our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements (including those resulting from the U.S. implementation of Basel III requirements);

•	less than expected cost savings from the maturity, modification or prepayment of long-term borrowings that mature through 2022;

•	further prepayment penalties related to the early extinguishment of high cost borrowings;

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	lower than expected cash flows from purchased credit-impaired loans;

2016 Form 10-K	30

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships; and

•	inability to retain and attract customers and qualified employees.
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

31	2016 Form 10-K

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
The PCI loans are subject to our internal credit review. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for the PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool, without regard to the FDIC loss-sharing agreements applicable to covered PCI loans. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on (or reserves for) PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for loan losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted for prospectively as a yield adjustment. Any portion of the additional estimated losses related to covered PCI loans that is reimbursable from the FDIC under the loss-sharing agreements is recorded in non-interest income and increases the FDIC loss-share receivable asset included in other assets in our consolidated financial statements. Valley had no allowance reserves related to PCI loans at December 31, 2016 and 2015.
Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.
Changes in Our Allowance for Loan Losses
Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $114.4 million at December 31, 2016.
For impaired credits, if the present value of expected cash flows were 10 percent higher or lower, the allowance would have decreased $4.5 million or increased $5.7 million, respectively, at December 31, 2016. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have decreased $275 thousand or increased $458 thousand, respectively, at December 31, 2016.
The credit rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by approximately $5.4 million as of December 31, 2016. Additionally, if the historical loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $9.7 million, respectively, at December 31, 2016. Moreover, if the expected loss rate applied to classified loans were to increase or decrease by 10 percent, the allowance would have been $651thousand higher or lower, respectively, at December 31, 2016.
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

2016 Form 10-K	32

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $690.6 million at December 31, 2016 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $45.5 million at December 31, 2016 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.
Currently, the goodwill impairment analysis is generally a two-step test. During 2016, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units but may choose to perform an optional qualitative assessment allowable for one or more units in the future periods to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.
Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2016, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $36.8 million. See Note 8 to consolidated financial statements for additional information regarding goodwill and other intangible assets.
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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2016 and 2015, management determined it is more likely than not that Valley will realize its net deferred tax assets and therefore a valuation allowance was not established. However, in 2015 we reduced our deferred tax assets by $3.1 million due to the expiration of certain state tax net operating loss carryforwards. In addition to our judgments regarding the realizable amount of our deferred tax assets, we are required to adjust our state deferred tax assets for the impact of our expansion outside of our traditional markets, specifically New Jersey.  During the fourth quarters of 2015 and 2014, we reduced our state deferred tax assets by $3.3 million and $7.6 million, respectively, to reflect the effect of the CNL and 1st United acquisitions in Florida on our existing state deferred tax assets.  The $6.4 million and $7.6 million in total reductions were reflected as charges to our (state) income tax expense for 2015 and 2014, respectively.  During 2016, the charge to our income tax expense related to the reduction of such deferred tax assets were immaterial.

33	2016 Form 10-K

However, future adjustments to our state deferred tax assets may be required, dependent on any significant changes in the nature, location and composition of our income producing assets.
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
Executive Summary
Company Overview. At December 31, 2016, Valley had consolidated total assets of $22.9 billion, total net loans of $17.1 billion, total deposits of $17.7 billion and total shareholders’ equity of $2.4 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island and Florida. Of our current 209-branch network, 67 percent, 18 percent and 15 percent of the branches are located in New Jersey, New York and Florida, respectively. Despite significant branch consolidation activity in 2016, we have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

On November 1, 2014, Valley expanded its physical banking presence from New Jersey and New York into Florida through the acquired 1st United Bancorp, Inc. ("1st United") and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, after purchase accounting adjustments. The 1st United acquisition provided Valley unique access to Florida's high growth market through its experienced management team and a 20 branch network covering some of the most attractive urban banking markets in Florida, including locations throughout southeast and central Florida, including the Treasure Coast and central Gulf Coast regions. On December 1, 2015, Valley followed up this highly successful entry into the Florida market with its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, and $1.2 billion in deposits, after purchase accounting adjustments, and a branch network of 16 offices on the date of its acquisition by Valley. Today, Valley's Florida branch network totals 31 branches covering most major markets in central and southern Florida. See Item 1 of this Annual Report for more details regarding our past merger activity, as well as Note 2 to the consolidated financial statements.

Borrowing Strategy. As part of its funding and asset/liability management strategies, Valley periodically assesses the viability of the prepayment or modification of various levels of debt on its balance sheet, including a portion of its relatively high cost borrowings (mostly from the Federal Home Loan Bank of New York) that contractually mature through the end of 2022. As time moves closer to such maturity dates, the cash charge (or the "prepayment penalty") related to the early repayment of these borrowings, while substantial, may decline and become a more advantageous option to Valley dependent upon the current level of market interest rates for similar or alternate funding sources. In August 2016, we elected to prepay $405 million of FHLB borrowings with various maturity dates in 2018. The prepaid borrowings with a total average cost of 3.69 percent were funded with a new fixed-rate five-year FHLB advance totaling $405 million. The transaction was accounted for as a debt modification under U.S. GAAP. As a result, the new advance has an adjusted annual interest rate of 2.51 percent, after amortization of prepayment penalties totaling $20.0 million paid to the FHLB. During 2016, we also repaid borrowings of $182 million with an average cost of 4.69 percent that matured in March and April 2016, and another $75 million of borrowings with a cost of 5.00 percent matured in July 2016. In 2013, we entered into forward starting interest rate swaps, including $182 million (hedging the changes in market interest rates prior to the maturity of our borrowings) with an average fixed rate of 2.74 percent that became effective in March and April 2016 and have maturity dates ranging from March 2019 to September 2020.

Additionally, in August 2016 Valley terminated an interest rate swap with a notional amount of $125 million and September 2023 maturity. The terminated swap was used to hedge the change in the fair value of Valley’s 5.125 percent subordinated notes issued in September 2013. The transaction resulted in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. See Note 15 to the consolidated financial statements for additional information regarding our derivative transactions.

2016 Form 10-K	34

Similar to the 2016 debt prepayments, we elected to prepay $845 million of our borrowings during the fourth quarter of 2015. The prepaid borrowings had maturities in 2017 and 2018, and a total average cost of 3.72 percent. The settlement of such borrowings resulted in the recognition of pre-tax prepayment penalty charges of $51.1 million ($29.8 million after-tax) for the year ended December 31, 2015. Funding for the transaction was obtained from new sources consisting of both brokered money market deposits and securities sold under agreements to repurchase (repos) totaling $800 million, as well as a portion of our low yielding excess liquidity. In late December 2014, we also elected to use a portion of our low yielding excess liquidity to prepay $275 million of our long-term borrowings, which had a combined weighted average interest rate of 4.52 percent and contractual maturity dates in November 2015. The debt extinguishment resulted in a loss consisting of prepayment penalties totaling approximately $10.1 million for the year ended December 31, 2014.

While not considered part of the higher cost borrowings portfolio, we also prepaid $87 million of FHLB advances assumed in the acquisition of CNL during May 2016. The $87 million prepayment of FHLB borrowings was entirely funded by cash balances that were held as collateral at the FHLB of Atlanta, and resulted in the recognition of a $315 thousand loss on extinguishment of debt for the year ended December 31, 2016.
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
Annual Results. Net income totaled $168.1 million, or $0.63 per diluted common share, for the year ended December 31, 2016 compared to $103.0 million in 2015, or $0.42 per diluted common share. The increase in net income was largely due to: (i) a $67.9 million, or 12.3 percent, increase in our net interest income largely caused by a $2.0 billion increase in average loans and a $840.1 million decrease in average long-term borrowings largely resulting from the fourth quarter of 2015 prepayment of $845 million in high cost borrowings, (ii) a $23.0 million, or 4.6 percent, decrease in total non-interest expense mostly caused by the $50.8 million decline in the recognition of losses on the extinguishment of debt as compared to 2015, partially offset by higher amortization of tax credit investments and general increases in operating expenses resulting from the acquisition of CNL on December 1, 2015 and (iii) a $19.4 million, or 23.2 percent, increase in total non-interest income mainly due to higher net gains on sales of loans and lower charges to the non-interest income related to the changes in our FDIC loss-share receivable, partially offset by (iv) a $41.3 million increase in income tax expense largely due to higher pre-tax income and (v) a $3.8 million increase in our provision for credit losses due to significant loan growth during 2016. See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above impacting our 2016 annual results. The Non-Interest Expense section also includes information regarding our earnings enhancement programs.
Economic Overview and Indicators. The U.S. economy continued to expand in 2016. Real gross domestic product expanded 1.6 percent in 2016, after advancing 2.6 percent and 2.4 percent in 2015 and 2014, respectively. Nonfarm payroll growth remained solid, business investment increased somewhat in the second half of the year and the housing market improved further. Long-term interest rates trended mostly lower throughout 2016; more recently, interest rates have risen as inflation expectations have increased considerably.
Labor market conditions improved further during 2016, with solid job gains, a pickup in wage growth and a lower unemployment rate as compared with the end of 2015. In 2016, nonfarm payrolls added approximately 2.2 million jobs compared to 2.7 million and 3.0 million in 2015 and 2014, respectively. The unemployment rate ended the fourth quarter of 2016 at 4.7 percent (as noted in the table below), and 30 basis points lower than compared to December 31, 2015.
Consumer spending was supported by an improving labor market. Personal consumption expenditures for 2016 compared to the previous year increased 2.7 percent compared to 3.2 percent and 2.9 percent in 2015 and 2014, respectively. Despite some slowing in the pace of hiring, recent increases in wage growth should help maintain buoyant consumption figures.
The housing market improved further in 2016 with sales of both new and existing homes increasing compared to the prior two years. In addition, prices continued to climb as inventories remained low and activity increased. Sales of existing U.S. homes in 2016 advanced at an annual average pace of 5.4 million compared to 5.2 million and 4.9 million in 2015 and 2014, respectively. New single-family home sales advanced at an average annual rate of 561 thousand compared to 502 thousand and 440 thousand in 2015 and 2014, respectively.
The Federal Reserve’s Open Market Committee (FOMC) increased the target range for the federal funds rate to 0.50 to 0.75 percent in the December 2016 meeting. However, at their February 2017 meeting, the FOMC cited inflation had increased in recent quarters but remains below their long-term objective for such measure. In determining future policy actions, the FOMC will assess (both realized and expected) progress toward its objectives of maximum employment and two percent inflation. The FOMC has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-

35	2016 Form 10-K

backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions until the normalization of the level of the federal funds rate is well under way. The FOMC has continued to emphasize that changes in monetary policy will be data dependent.
The 10-year U.S. Treasury note yield ended the fourth quarter of 2016 at 2.45 percent, 18 basis points higher compared with December 31, 2015. The spread between the 2-year and 10-year U.S. Treasury note yields ended the fourth quarter of 2016 at 1.25 percentage points, 42 basis points higher than September 30, 2016 and 4 basis points higher compared with December 31, 2015.
Market interest rates for residential mortgages increased considerably in the fourth quarter of 2016, yet remain below historical averages. In addition, rates on automobile loans increased modestly during the fourth quarter. These rate dynamics, combined with other positive economic indicators, such as the consumer confidence index, are expected to positively impact the profitability of our consumer lending segment during the first quarter of 2017. However at this point, we do not expect the loan activity in 2017, particularly refinanced residential mortgage loans, to match the consumer demand and volumes that we experienced in 2016. In the fourth quarter of 2016 and early 2017, we also continued to see strong demand for commercial real estate and construction loans in most of our primary markets. However, our business operations and results may be challenged in the future due to several factors, including, but not limited to an unexpected decline in the spread between short- and long-term market interest rates or slower than expected economic activity within our markets.
The following economic indicators reflect certain factors that may be used to assess the market conditions in our primary markets of northern and central New Jersey, the New York City metropolitan area, and Florida.

	For the Month Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Selected Economic Indicators:
Unemployment rate:
U.S.	4.70%	4.90%	4.90%	5.00%	5.00%
New York Metro Region (1)	4.80	5.20	4.40	4.70	4.40
New Jersey	5.00	5.30	4.90	4.40	4.90
New York	5.10	4.80	4.80	4.80	5.30
Miami-Fort Lauderdale Metro Region	4.90	5.10	4.60	4.90	5.00
Florida	4.90	4.70	4.70	5.00	5.10
	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
2-year U.S. Treasury rate (2)	1.01%	0.73%	0.77%	0.84%	0.84%
10-year U.S. Treasury rate (2)	2.14	1.56	1.75	1.91	2.19
Real Gross Domestic Product (3)	1.90	2.90	1.20	1.10	1.40
Change in personal income (4) :
New Jersey	NA	3.42	2.86	3.28	3.65
New York	NA	2.76	2.69	4.08	2.89
Florida	NA	4.79	4.42	4.34	5.00
Homeowner vacancy rates:
New Jersey	2.70	1.80	1.90	1.80	1.40
New York	2.30	2.20	2.10	2.20	2.40
Florida	1.90	2.30	2.30	2.30	2.70
Number of U.S. regional existing home sales (5) :
Northeast census region	766,667	700,000	756,667	703,333	726,667
South census region	2,226,667	2,173,333	2,233,333	2,226,667	2,116,667
Number of building permits authorized for new homes (2) :
New Jersey	2,048	1,909	1,749	2,581	2,809
New York	3,362	2,982	2,322	2,380	5,632
Florida	9,774	10,372	8,664	8,536	9,907

2016 Form 10-K	36

NA—not available

(1)	As reported by the Bureau of Labor Statistics for the NY-NJ-PA Metropolitan Statistical Area.

(2)	Quarterly average for the period presented.

(3)	Quarterly, compounded annual rate of change.

(4)	Quarterly average, year over year percent change.

(5)	Quarterly average, seasonally adjusted annual rate.
Sources: Bureau of Labor Statistics, U.S. Census Bureau, Federal Reserve Economic Data (FRED)
Loans. Total loans increased by $1.2 billion, or 7.4 percent, to $17.2 billion at December 31, 2016 from December 31, 2015 largely due to organic commercial real estate loan growth, loan participations with other banks that largely consisted of multi-family and 1-4 family mortgage loans, as well as organic growth in several loan categories in 2016. Total commercial real estate loans of $9.5 billion at December 31, 2016 grew by $1.4 billion, or 16.7 percent, as compared to December 31, 2015 and were supplemented by the purchase of loan participations totaling approximately $719 million during the year ended December 31, 2016. Commercial and industrial loans totaled $2.6 billion at December 31, 2016 and increased by $97.7 million, or 3.8 percent, from December 31, 2015 largely due to organic loan growth from new customer activity in the second half of 2016. At December 31, 2016, other consumer loans totaled $577.1 million and increased by $135.2 million from December 31, 2015 largely due to continued growth and customer usage of collateralized personal lines of credit. Residential mortgage loans totaled $2.9 billion at December 31, 2016 and decreased $262.6 million, or 8.4 percent, from December 31, 2015 due, in part, to the sale of approximately $558 million loans (both new originations and seasoned loans) that were largely a function of our normal management of the overall interest rate risk associated with our balance sheet during 2016. Automobile loans decreased $100.1 million, or 8.1 percent, to $1.1 billion at December 31, 2016 from December 31, 2015, mostly due to a negative trend in the level of our new indirect auto loan volumes during the first nine months of 2016 caused by new regulatory constraints on market pricing and fees, partially offset by new production from enhancements adopted to address these changes in regulation and our relatively new Florida auto dealer network. Home equity loans totaled $469.0 million at December 31, 2016 and decreased $42.2 million from December 31, 2015 due to normal repayment activity and lower line of credit usage as new customer demand remained tepid despite the low level of market interest rates in 2016. Total covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) decreased to only $70.4 million, or 0.4 percent of our total loans, at December 31, 2016 as compared to $122.3 million, or 0.8 percent of our total loans, at December 31, 2015 mainly due to normal collection and prepayment activity, as well as the expiration of certain loss-sharing agreements.
Our residential mortgage loan origination activity increased in 2016 as compared to 2015 largely due to the continued success of our low fixed price mortgage refinance program, the relatively low level of market interest rates, and a solid increase in the level of consumer refinance activity mainly during the second half of 2016. Our new and refinanced residential mortgage loan originations increased 81.7 percent to $891.0 million for the year ended December 31, 2016 as compared to $490.4 million in 2015. During 2016, Valley sold $558.1 million of residential mortgage loans (including $16.4 million of residential mortgage loans held for sale at December 31, 2015), as compared to approximately $135.2 million of mortgages sold during the year ended December 31, 2015. Net gains on sales of residential mortgage loans increased to $22.0 million for the year ended December 31, 2016 as compared to $4.2 million in 2015 largely due to an increase in sales volumes for 2016, including the transfer and sale of approximately $170 million of performing 30-year fixed rate mortgages during the second half of 2016 as part of our on-going asset/liability management activities. Although our residential mortgage production increased 43.8 percent in the fourth quarter of 2016 as compared to the linked third quarter of 2016, we did experience a large decline in loan application volumes during December 2016 and the early stages of the first quarter of 2017. The decreased application volume is largely attributable to the recent increase in the level of market interest rates. As a result of the anticipated decrease in volume coupled with the $7.3 million gain realized on $170 million of seasoned loans sold in the fourth quarter of 2016, we anticipate a significant decrease in gains on loan sales during the first quarter of 2017 as compared to the fourth quarter of 2016.
For 2017, we anticipate our overall loan portfolio growth to be in the range of six to eight percent, however, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. At December 31, 2016, our PCI loan portfolio totaled $1.8 billion, or 10.3 percent of our total loan portfolio, and includes all of the loans acquired from CNL on December 1, 2015.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans was 0.55 percent at both December 31, 2016 and 2015. However, total accruing past due loans increased to $56.7 million at December 31, 2016 from $26.1 million at December 31, 2015 mostly due to normal fluctuations in early stage delinquencies, loan growth in 2016, and a few large matured performing loans in the normal process of renewal at December 31, 2016. Non-accrual loans totaled $37.5 million, or 0.22 percent of our entire loan portfolio of $17.2 billion, at December 31, 2016

37	2016 Form 10-K

as compared to $62.1 million, or 0.39 percent of total loans, at December 31, 2015. Overall, our non-performing assets decreased by 36.8 percent to $49.4 million at December 31, 2016 as compared to $78.2 million at December 31, 2015 largely due to the aforementioned decrease in non-accrual loans, as well as a $4.0 million decline in other real estate owned (OREO).
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and the labor markets, management cannot provide assurance that our non-performing assets will remain at, or decline from, the levels reported as of December 31, 2016. See the “Non-performing Assets” section below for further analysis of our asset quality.
Investments. During the year ended December 31, 2016, we recognized net gains on securities transactions of $777 thousand as compared to $2.5 million and $745 thousand in 2015 and 2014, respectively. Valley recognized no other-than-temporary impairment charges attributable to credit on investment securities during the years ended December 31, 2016, 2015 and 2014. See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.
Deposits and Other Borrowings. The mix of total deposits remained relatively unchanged during 2016 as compared to 2015. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the year ended December 31, 2016, while savings, NOW and money market accounts were 51 percent and time deposits were 19 percent. Average non-interest bearing deposits increased $670.8 million to approximately $5.1 billion for the year ended December 31, 2016 as compared to 2015 due, in part, to $501.7 million of non-interest bearing deposits assumed from CNL in December 2015. Additionally, both retail and commercial non-interest bearing deposits grew organically during 2016 mainly due to our continuous efforts to encourage new loan borrowers to maintain deposit accounts at Valley, and the prolonged low level of fixed interest rate investment alternatives, such as time deposits. Average savings, NOW and money market account balances also increased $1.3 billion to $8.6 billion in 2016 largely due to increased use of brokered money market account balances in our loan growth funding strategy and other liquidity needs (including the funding of a portion of the prepaid borrowings in the fourth quarter of 2015) and $562.2 million in deposits assumed from CNL. Lastly, average time deposits increased $150.6 million to $3.1 billion for 2016 as compared to 2015 mainly due to $103.9 million in time deposits assumed from CNL and organic growth from retail time deposit campaigns mostly during the third quarter of 2016.
Average short-term borrowings increased $1.0 billion to $1.2 billion for 2016 as compared to 2015. Within the category, average FHLB advances, repos with commercial counterparties, and customer (deposit sweep) repos increased $834.7 million, $83.9 million, and $74.5 million, respectively, as compared to 2015. The increase in average balances for 2016 were largely caused by the combination of new borrowings in the fourth quarter of 2015, which included $526 million of FHLB advances and $235 million of repos with commercial counterparties, and general increases in our customer repo account balances and FHLB advances (used for funding purposes) during the year ended December 31, 2016. The majority of the new funds in the fourth quarter of 2015 were used to partially fund the prepayment of high cost long-term borrowings in 2015.
Average long-term borrowings decreased $840.1 million to approximately $1.6 billion for 2016 as compared to 2015 largely due to the aforementioned prepayment of $845 million in the fourth quarter of 2015. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.
Operating Environment. The financial markets continue to work through a period marked by unprecedented change due to current and future regulatory and market reform, including regulations under the Dodd-Frank Act and the Basel Rules highlighted in the “Supervision and Regulation” section of Item 1 of this Annual Report. During 2016, U.S. economic environment and labor markets continued to show gradual, but consistent improvement throughout the year. Despite these positives, considerable uncertainty remains in the economic outlook for 2017 due to several factors, including possible changes in U.S. fiscal and other policies, the future path of productivity growth and other global economic developments. These factors combined with the level of market interest rates may pose significant obstacles in the future for us and the markets in which we participate. However, we believe our current capital position, ability to evaluate credit and other investment opportunities, conservative balance sheet, and commitment to excellent customer service will afford us a competitive advantage in the future. Additionally, we believe we are well positioned to move quickly on market expansion opportunities as they may arise, including through possible acquisitions of other institutions within New Jersey, the New York City Metropolitan area and Florida.
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

2016 Form 10-K	38

Annual Period 2016. Net interest income on a tax equivalent basis increased by $68.4 million to $626.5 million for 2016 compared with $558.1 million for 2015. The increase was mainly driven by a $2.0 billion increase in average loan balances and a $840.1 million decrease in average long-term borrowings as compared to 2015. See further discussion of the changes in our average interest earning assets and interest-bearing liabilities below.
The net interest margin on a tax equivalent basis was 3.16 percent for the year ended December 31, 2016, a decrease of 4 basis points as compared to 3.20 percent for 2015. The decrease was largely due to a 19 basis point decline in the yield on interest earning assets, which was mainly attributable to the low market interest rates on (new and refinanced) loans throughout 2016 as compared to our overall yield of the portfolio and a large volume of prepayments of high yielding loans, including some PCI loans where borrower prepayment was encouraged by management. As a result, the yield on average loans decreased 20 basis points to 4.18 percent for 2016 as compared to 4.38 percent in 2015. Additionally, our average taxable investment portfolio yield decreased 17 basis points during 2016 as compared to one year ago largely due to normal repayments of higher yielding securities combined with higher prepayments and premium amortization on residential mortgage-backed securities. Largely mitigating these lower asset yields, the cost of interest bearing liabilities decreased by approximately 19 basis points to 1.02 percent for 2016. The decline in the overall cost as compared to 2015 was mainly due to a 22 basis point decrease in our cost of average long-term borrowings driven by the prepayment and modification of high cost borrowings totaling $845 million and $405 million in the fourth quarter of 2015 and third quarter of 2016, respectively. Additionally, but to a much lesser extent, our cost of long-term borrowings was positively impacted by the maturity of high cost borrowings with a combined total of $182 million in March and April 2016, and another $75 million of such borrowings in July 2016 (See "Borrowings Strategy" section above for more details). Partially offsetting the lower cost of long-term borrowings, the cost of savings, NOW and money market deposits increased 12 basis points mainly due to an increased use of brokered money market deposits for both prepayment and normal repayment of long-term borrowings, as well as the funding of new loan growth and other liquidity needs during 2016 as compared to 2015.
Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate decreased from 2.14 percent in 2015 to 1.83 percent in 2016, negatively impacting our yield on average loans as new and renewed fixed-rate loans originated in 2016 were typically originated at rates below the overall yield of 4.38 percent on average loans in 2015. However, the 10 year treasury rate averaged approximately 2.39 percent from November 9, 2016 (i.e., the day after the presidential election) through December 31, 2016 and has remained at this relative level in the early stages of 2017. Additionally, the U.S. prime rate increased to 3.75 percent from 3.50 percent in mid-December 2016 driven by the Federal Reserve's 25 basis point increase in the targeted federal funds rate. The increase, and our increase in the Valley prime rate to 4.875 percent from 4.75 percent at the same time, will have an immediate positive impact on the yield of our U.S. and Valley prime rate based loan portfolios for 2017 as compared to 2016. Should the treasury rates remain at or increase above current levels, this will also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans.
Average interest earning assets totaling $19.8 billion for the year ended December 31, 2016 increased $2.4 billion, or 13.8 percent, as compared to 2015. Average loan balances increased $2.0 billion to $16.4 billion in 2016 and drove all of the $52.7 million increase in the interest income on a tax equivalent basis for loans as compared to 2015, which was partially offset by the low interest rates on new and renewed loans. The growth in average loans during 2016 was fueled mostly by solid demand for commercial real estate loans and secured personal lines of credit throughout the year, $892.8 million of purchased loans primarily consisting of participations in multi-family loans and whole 1-4 family loans (that were a mix of qualifying and non-qualifying CRA loans with adjustable and fixed rates) and $825.5 million in loans acquired from CNL on December 1, 2015. Average investment securities increased $433.2 million to approximately $3.1 billion in 2016 primarily due to $327.3 million of investment securities acquired from CNL, and moderate expansion of our investment portfolio as compared to 2015 largely due to higher levels of available liquidity and low cost funding during the second half of 2016. Average federal funds sold and other interest bearing deposits increased $16.9 million to $288.2 million for the year ended December 31, 2016 as compared to 2015 mostly caused by higher levels of overnight liquidity held primarily due to the timing of new loan originations and loan purchases.
Average interest bearing liabilities increased $1.6 billion to $14.5 billion for the year ended December 31, 2016 from the same period in 2015 mainly due to a $1.3 billion increase in average savings, NOW, and money market accounts mostly due to increased use of brokered money market account balances in our loan growth funding strategy and other liquidity needs (including the funding of a portion of the prepaid borrowings in the fourth quarter of 2015). Average time deposits increased $150.6 million to $3.1 billion for 2016 as compared to 2015 mainly due to $103.9 million in time deposits assumed from CNL and organic growth from retail time deposit campaigns mostly during the third quarter of 2016. Average short-term borrowings increased $1.0 billion to $1.2 billion for 2016 as compared to 2015 due, in part, to the combination of new borrowings in the fourth quarter of 2015, which included $526 million of FHLB advances and $235 million of repos with commercial counterparties, and general increases in our customer repo account balances and FHLB advances in 2016. Average long-term borrowings decreased $840.1 million to approximately $1.6 billion for 2016 as compared to 2015 largely due to the aforementioned prepayment of $845 million in the

39	2016 Form 10-K

fourth quarters of 2015. See the "Fourth Quarter of 2016" section below for more information regarding changes in our interest bearing liabilities during 2016.
Fourth Quarter of 2016. Net interest income on a tax equivalent basis totaling $166.6 million for the fourth quarter of 2016 increased $10.3 million and $16.5 million as compared to the third quarter of 2016 and fourth quarter of 2015, respectively. Interest income on a tax equivalent basis increased $9.9 million to $203.3 million for the fourth quarter of 2016 as compared to the third quarter of 2016 largely due to a 14 basis point increase in the yield on average loans, and increases of $209.0 million and $152.0 million in average loans and investment securities, respectively. The increase in loan yield was supplemented by higher interest accretion on certain acquired PCI loan pools caused by improvements in their forecasted cash flows during the fourth quarter of 2016, as well as a moderate increase in market interest rates, including higher rates on our prime rate-indexed loan portfolios during mid-December 2016. The loan yield for the fourth quarter of 2016 also included approximately $5.0 million of additional periodic fee income related to derivative interest rate swaps executed with commercial lending customers and loan prepayment penalty fees as compared to the third quarter of 2016. Interest expense of $36.7 million for the three months ended December 31, 2016 decreased $357 thousand from the third quarter of 2016, and decreased $848 thousand as compared to the fourth quarter of 2015. During the fourth quarter of 2016, our interest expense on long-term borrowings declined by $693 thousand largely due to the full-quarter benefit of the interest rate reduction resulting from the modification of $405 million in FHLB borrowings during August 2016, as well as the maturity of $75 million in high-cost borrowings in late July 2016. The decrease was partially offset by higher interest expense on savings, NOW and money market deposits resulting from a $524.8 million increase in average balances as compared to the third quarter of 2016. The increase in average balances resulted from our utilization of more low-cost brokered money market deposits for liquidity and loan funding purposes, and a moderate shift from short-term borrowings that were previously used, in part, to fund the repayment of matured long-term borrowings during 2016.
The net interest margin on a tax equivalent basis was 3.27 percent for the fourth quarter of 2016, an increase of 13 basis points from 3.14 percent in the linked third quarter of 2016 and a 3 basis point decrease from 3.30 percent for the three months ended December 31, 2015. The yield on average interest earning assets also increased by 10 basis points on a linked quarter basis. The higher yield was mainly a result of the aforementioned increase in the yield on average loans to 4.27 percent for the fourth quarter of 2016. This was caused, in part, by the aforementioned $5.0 million increase in periodic loan fee income as compared to the third quarter of 2016. The $5.0 million increase represented approximately 12 basis points of the 4.27 percent yield on average loans for the fourth quarter of 2016, and 10 basis points of the 13 basis point increase in our net interest margin from the third quarter of 2016. The yield on average investment securities also moderately increased during the fourth quarter of 2016. The overall cost of average interest bearing liabilities decreased by 4 basis points from 1.02 percent in the linked third quarter of 2016. The decrease was primarily due to a 12 basis point decrease in the cost of long-term borrowings mostly caused by the aforementioned debt modification and an increase in the portion of our funding base represented by low-cost brokered deposits, partially offset by an 11 basis point increase in the cost of short-term borrowings. Our cost of deposits totaled 0.46 percent for the fourth quarter of 2016 as compared to 0.47 percent for the three months ended September 30, 2016.

Looking forward, our net interest margin for the first quarter of 2017 may decline as compared to the fourth quarter of 2016 due to lower levels of loan fee income, as well as a multitude of conditional, and sometimes unpredictable, factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of interest rates despite the incremental increase in market interest rates during the fourth quarter, further repayment of higher yielding interest earning assets, and the re-pricing risk related to interest bearing deposits and short-term borrowings. Additionally, our investment portfolios include a large number of residential mortgage-backed securities purchased at a premium. The amortization of such premiums, which impacts both the yield and interest income recognized on such securities, may increase or decrease dependent upon the level of principal prepayments and market interest rates. To manage these risks, we continuously explore ways to maximize our mix of interest earning assets on our balance sheet, while maintaining a low cost of funds to optimize our net interest margin and overall returns. The increase in both the U.S. and Valley prime rates driven by the Federal Reserve's 25 basis point increase in the targeted federal funds rate in December 2016 and the recent increase in mortgage loan rates, should benefit both our future net interest income and margin. Additionally, potential future loan growth from both the commercial and consumer lending segments (based upon solid loan pipelines seen in the early stages of 2017) is anticipated to positively impact our future net interest income.

2016 Form 10-K	40

The following table reflects the components of net interest income for each of the three years ended December 31, 2016, 2015 and 2014:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2016			2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$16,400,745	$685,927	4.18%	$14,447,020	$633,220	4.38%	$12,081,683	$552,847	4.58%
Taxable investments (3)	2,536,197	64,349	2.54	2,161,094	58,607	2.71	2,232,559	68,730	3.08
Tax-exempt investments (1)(3)	604,188	23,903	3.96	546,129	22,413	4.10	556,067	22,590	4.06
Federal funds sold and other interest bearing deposits	288,182	1,126	0.39	271,261	649	0.24	170,474	369	0.22
Total interest earning assets	19,829,312	775,305	3.91	17,425,504	714,889	4.10	15,040,783	644,536	4.29
Allowance for loan losses	(109,084)			(105,126)			(109,341)
Cash and due from banks	291,021			311,732			318,380
Other assets	2,032,704			1,809,504			1,598,642
Unrealized losses on securities available for sale, net	921			(3,559)			(23,152)
Total assets	$22,044,874			$19,438,055			$16,825,312
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,563,208	$39,787	0.46%	$7,259,838	$24,824	0.34%	$5,938,245	$19,671	0.33%
Time deposits	3,104,307	37,775	1.22	2,953,689	35,432	1.20	2,249,189	27,882	1.24
Total interest bearing deposits	11,667,515	77,562	0.66	10,213,527	60,256	0.59	8,187,434	47,553	0.58
Short-term borrowings	1,246,790	12,022	0.96	243,192	919	0.38	290,818	972	0.33
Long-term borrowings (4)	1,610,576	59,190	3.68	2,450,628	95,579	3.90	2,837,088	113,321	3.99
Total interest bearing liabilities	14,524,881	148,774	1.02	12,907,347	156,754	1.21	11,315,340	161,846	1.43
Non-interest bearing deposits	5,067,124			4,396,331			3,731,727
Other liabilities	199,299			175,620			159,280
Shareholders’ equity	2,253,570			1,958,757			1,618,965
Total liabilities and shareholders’ equity	$22,044,874			$19,438,055			$16,825,312
Net interest income/interest rate spread (5)		626,531	2.89%		558,135	2.89%		482,690	2.86%
Tax equivalent adjustment		(8,382)			(7,866)			(7,933)
Net interest income, as reported		$618,149			$550,269			$474,757
Net interest margin (6)			3.12%			3.16%			3.16%
Tax equivalent effect			0.04			0.04			0.05
Net interest margin on a fully tax equivalent basis (6)			3.16%			3.20%			3.21%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.

(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest income as a percentage of total average interest earning assets.

41	2016 Form 10-K

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$82,703	$(29,996)	$52,707	$104,482	$(24,109)	$80,373
Taxable investments	9,695	(3,953)	5,742	(2,145)	(7,978)	(10,123)
Tax-exempt investments*	2,319	(829)	1,490	(406)	229	(177)
Federal funds sold and other interest bearing deposits	43	434	477	238	42	280
Total increase (decrease) in interest income	94,760	(34,344)	60,416	102,169	(31,816)	70,353
Interest expense:
Savings, NOW and money market deposits	4,990	9,973	14,963	4,501	652	5,153
Time deposits	1,827	516	2,343	8,477	(927)	7,550
Short-term borrowings	8,069	3,034	11,103	(171)	118	(53)
Long-term borrowings and junior subordinated debentures	(31,145)	(5,244)	(36,389)	(15,126)	(2,616)	(17,742)
Total (decrease) increase in interest expense	(16,259)	8,279	(7,980)	(2,319)	(2,773)	(5,092)
Increase (decrease) in net interest income	$111,019	$(42,623)	$68,396	$104,488	$(29,043)	$75,445

*    Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income
Non-interest income represented 11.9 percent and 10.6 percent of total interest income plus non-interest income for 2016 and 2015, respectively. For the year ended December 31, 2016, non-interest income increased $19.4 million compared with 2015 mainly due to an increase in net gains on sales of loans and a decrease in the negative impact on non-interest income from the change of the FDIC loss-share receivable. The following table presents the components of non-interest income for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Trust and investment services	$10,345	$10,020	$9,512
Insurance commissions	19,106	17,233	16,853
Service charges on deposit accounts	20,879	21,176	22,771
Gains on securities transactions, net	777	2,487	745
Fees from loan servicing	6,441	6,641	7,013
Gains on sales of loans, net	22,030	4,245	1,731
Gains on sales of assets, net	1,358	2,776	18,087
Bank owned life insurance	6,694	6,815	6,392
Change in FDIC loss-share receivable	(1,291)	(3,326)	(20,792)
Other	16,886	15,735	15,304
Total non-interest income	$103,225	$83,802	$77,616

2016 Form 10-K	42

Insurance commissions increased $1.9 million for the year ended December 31, 2016 from $17.2 million in 2015 mainly due to additional commissions generated from the Bank's insurance agency subsidiary. The increased commissions were mainly driven by the customer lists (i.e., intangible assets) acquired from an independent insurance agency in January 2016. See Note 2 to the consolidated financial statements for more details on this acquisition.
Net gains on securities transactions decreased $1.7 million to $777 thousand for the year ended December 31, 2016 as compared to $2.5 million in 2015 due to an immaterial amount of investment securities sold during 2016. Net gains during 2015 related to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million. The sales of these securities were primarily due to an investment portfolio re-balancing during the first quarter of 2015 due to changes in our regulatory capital calculation under the new Basel III regulatory capital reform (effective for Valley on January 1, 2015). The sale of held to maturity securities based upon the change in capital requirements is permitted without tainting the remaining held to maturity investment portfolio.
Net gains on sales of loans increased $17.8 million for the year ended December 31, 2016 as compared to 2015 largely due to an increase in loan volumes combined with a higher percentage of residential mortgage loans originated for sale during 2016. The increased volume was caused by the continued success of our low fixed-cost mortgage refinance programs and the low level of market interest rates for the majority of 2016. Residential mortgage loan originations (including both new and refinanced loans) increased 81.7 percent to $891.0 million for the year ended December 31, 2016 as compared to $490.4 million in 2015. During 2016, we sold $558.1 million of residential mortgages originated for sale (including $16.1 million of residential mortgage loans held for sale at December 31, 2015), as compared to $135.2 million of residential mortgage loans sold during 2015. In addition, of the $22.0 million in net gains on sales of loans for 2016, $7.3 million related to gains on the sale of approximately $170 million of performing 30-year fixed rate mortgages that were transferred to loans held for sale from the loan portfolio during the third quarter of 2016. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale totaled a net loss of $473 thousand in 2016 as compared to a net gain of $313 thousand gain in 2015. Our decision to either sell or retain our mortgage loan production is dependent upon, amongst other factors, the levels of interest rates, consumer demand, the economy and our ability to maintain the appropriate level of interest rate risk on our balance sheet. The market interest rates for residential mortgages increased during the fourth quarter of 2016, yet remain relatively low as compared to recent historical norms. Despite this fact, the higher interest rates are expected to negatively impact the future level of refinanced loan volumes, and likely the amount of net gains on the sales of residential mortgage loans originated for sale recognized in the first quarter of 2017 if we cannot generate compensating new loan volumes. See further discussions of our residential mortgage loan origination activity under “Loans” in the "Executive Summary" section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.
Net gains on sales of assets decreased $1.4 million for the year ended December 31, 2016 as compared to $2.8 million for 2015. The net gains on sales of $1.4 million in 2016 were mainly due to net gains on the sale of five former branch locations that were closed during 2016. The net gains on sales of assets during 2015 were largely caused by net gains totaling $4.8 million on the sale of two branch offices in the fourth quarter of 2015. The 2015 fourth quarter net gains were also net of non-cash fixed asset impairment charges totaling $1.9 million related to actual and planned branch closures as of December 31, 2015. See the "Earnings Enhancement Programs" section below for additional information.
The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements related to various past FDIC-assisted transactions described in Note 1 to the consolidated financial statements. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” in our consolidated statements of financial condition. Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from (i) a change in the estimated credit losses on the pools of covered loans, (ii) income from reimbursable expenses incurred during the period, (iii) accretion of the discount resulting from the present value of the receivable recorded at the acquisition dates, and (iv) prospective recognition of decreases in the receivable attributable to better than originally estimated cash flows on certain covered loan pools. The aggregate effect of changes in the FDIC loss-share receivable amounted to a $1.3 million net reduction in non-interest income for the year ended December 31, 2016 as compared to $3.3 million and $20.8 million for 2015 and 2014, respectively. The majority of the reduction in both the receivable and non-interest income during all three periods related to the prospective adjustment to the receivable related to better than originally estimated cash flows on certain pools of covered loans since the acquisition date. The large reduction for 2014 was mainly due to the better than originally expected cash flows on certain loan pools mostly covered by a commercial loss-sharing agreement with the FDIC that expired in March 2015, as well as a negative (credit) provision for losses on covered loans resulting in a $4.6 million decrease in the estimated losses covered by the loss-share agreements with the FDIC in 2014. See “FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets” section below in this MD&A and Note 5 to the consolidated financial statements for further details.

43	2016 Form 10-K

See the “Results of Operations—2015 Compared to 2014” section later in this MD&A for the discussion and analysis of changes in our non-interest income from 2014 to 2015.
Non-Interest Expense
Non-interest expense decreased $23.0 million to $476.1 million for the year ended December 31, 2016 from $499.1 million for 2015. The decrease was mainly attributable to the significant loss on the extinguishment of debt in 2015, partially offset by various increases caused by the acquisition of CNL on December 1, 2015 as well as other reasons discussed in more detail below. The following table presents the components of non-interest expense for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
		(in thousands)
Salary and employee benefits expense	$235,853	$221,765	$193,489
Net occupancy and equipment expense	87,140	90,521	74,492
FDIC insurance assessment	20,100	16,867	14,051
Amortization of other intangible assets	11,327	9,169	9,919
Professional and legal fees	17,755	18,945	16,859
Loss on extinguishment of debt	315	51,129	10,132
Amortization of tax credit investments	34,744	27,312	24,196
Telecommunication expense	10,021	8,259	6,993
Other	58,870	55,108	53,124
Total non-interest expense	$476,125	$499,075	$403,255
Salary and employee benefits expense increased by $14.1 million for the year ended December 31, 2016 largely due to additional staffing expenses related to our acquisition of CNL on December 1, 2015 and moderately higher stock and cash incentive compensation expense as compared to 2015. These increases were partially offset by a $1.2 million increase in net periodic pension income from our frozen qualified and non-qualified benefit plans as compared to 2015 (See Note 12 to the consolidated financial statements for more information). Within this category, medical health insurance expenses increased $1.7 million to $19.1 million during the year ended December 31, 2016 as compared to 2015. While this increase can be partially attributed to the CNL acquisition, our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses can fluctuate based on our plan experience into the foreseeable future.
Net occupancy and equipment expenses decreased $3.4 million for the year ended December 31, 2016 as compared to 2015 mainly due, in part, to (i) a reduction in branch rental expense caused by branch closures in 2016, as well as branch closures commencing in the second half of 2015, (ii) the reversal of an accrued lease obligation of a terminated lease for a previously closed branch location during the third quarter of 2016 and (iii) lower repairs and maintenance expenses during 2016 as compared to 2015. These decreases were partially offset by an increase in depreciation expense mostly caused by the acquired CNL branches.
The FDIC insurance assessment increased $3.2 million for the year ended December 31, 2016 as compared to 2015 largely due to our growth resulting from the CNL acquisition and expansion of our commercial lending segment over the last 12 month period.
Amortization of intangible assets increased $2.2 million for the year ended December 31, 2016 as compared to 2015 largely due to higher amortization expense of core deposit intangibles during 2016 caused by the CNL acquisition, partially offset by a decrease in the amortization of loan servicing rights mostly caused by a moderate decline in the level of serviced loan repayments. See Note 8 to the consolidated financial statements for more details.
Professional and legal fees decreased $1.2 million for the year ended December 31, 2016 as compared to 2015 mostly due to a lower level of legal expenses related to general corporate matters and the acquisition of CNL in 2015.
The loss on extinguishment of debt decreased $50.8 million for the year ended December 31, 2016 as compared to 2015 primarily due to the prepayment penalties incurred in connection with the early repayment of $845 million in high cost long-term borrowings during the fourth quarter of 2015. The 2016 losses related to the prepayment of $87 million of FHLB advances assumed in the acquisition of CNL. See the " Executive Summary - Borrowings Strategy" section of this MD&A above for more details.
Amortization of tax credit investments increased $7.4 million for the year ended December 31, 2016 as compared to 2015 primarily due to continued impairment of maturing tax credit investments in renewable energy sources. Tax credit investments,

2016 Form 10-K	44

while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for additional information.
Telecommunication expense increased $1.8 million for the year ended December 31, 2016 as compared to 2015 mostly due to the expansion of our Florida operations as a result of the CNL acquisition.
Other non-interest expense increased $3.8 million for the year ended December 31, 2016 as compared to 2015 due to moderate increases in several significant components of other expense, such as data processing, travel and entertainment, insurance, debit card and ATM expenses, as well as other operating losses during the year ended December 31, 2016 partly caused by our growth, both organically and through acquisition.
Efficiency Ratio. The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure, provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments within non-interest expense, reductions in our non-interest income related to changes in the FDIC loss-share receivable and, from time to time, loss on extinguishment of debt.
The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Total non-interest expense	$476,125	$499,075	$403,255
Less: Amortization of tax credit investments	34,744	27,312	24,196
Less: Loss on extinguishment of debt	315	51,129	10,132
Total non-interest expense, adjusted	$441,066	$420,634	$368,927

Net interest income	618,149	550,269	474,757
Total non-interest income	103,225	83,802	77,616
Total net interest income and non-interest income	721,374	634,071	552,373
Less: Change in FDIC loss-share receivable	(1,291)	(3,326)	(20,792)
Total net interest income and non-interest income, adjusted	$722,665	$637,397	$573,165
Efficiency ratio	66.00%	78.71%	73.00%
Efficiency ratio, adjusted	61.03%	65.99%	64.37%
Earnings Enhancement Programs. In December 2016, Valley announced a company-wide earnings enhancement initiative called LIFT. The LIFT program will seek to identify both additional operating expense reduction and revenue enhancement opportunities, which together are anticipated to contribute to sustainable improvement in our earnings for years to come. Valley has selected EHS Partners, LLC, a New York based consulting firm, to help achieve its program goals. The planning and discovery phase for LIFT has already commenced and is scheduled for completion during the first half of 2017 (with the implementation phase to begin soon thereafter). Management believes that the LIFT program will not only be a short-term catalyst to improving the operating performance of Valley, but also a comprehensive effort to identify new sources of revenue to ensure we deliver on our long-term goals.
In 2015, we disclosed a branch efficiency plan to "right-size" our branch network. Our plan included the closure and consolidation of 31 branch locations based upon our continuous evaluation of customer delivery channel preferences, branch usage patterns, and other factors. Of the 31 branches, 30 branches were closed by September 30, 2016. The remaining branch, located in Sebastian, Florida, was sold with its deposits totaling approximately $13 million to another financial institution during the fourth quarter of 2016 and resulted in an immaterial gain for the year ended December 31, 2016. The majority of the closed branches were located in New Jersey, and consisted of both leased and owned properties.
As part of the LIFT program and beyond, we will continue to evaluate the operational efficiency of our entire branch network (consisting of 110 leased and 99 owned office locations at December 31, 2016) to ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns,

45	2016 Form 10-K

and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.
In addition to the branch closures, Valley commenced a cost reduction plan in the fourth quarter of 2015 aimed at achieving operational efficiencies through streamlining various aspects of Valley's business model, staff reductions and further utilization of technological enhancements. These measures saved nearly $20 million in pre-tax operating expenses for the full year of 2016, exclusive of the CNL staffing reductions effective April 1, 2016.
See the “Results of Operations—2015 Compared to 2014” section later in this MD&A for the discussion and analysis of changes in our non-interest expense from 2014 to 2015.
Income Taxes
Income tax expense was $65.2 million for the year ended December 31, 2016, reflecting an effective tax rate of 28.0 percent, as compared to $23.9 million for the year ended 2015, reflecting an effective tax rate of 18.9 percent. The increase in both income tax expense and the effective tax rate in 2016 was primarily the result of higher pre-tax income caused, in part, by the absence of the $51.1 million pre-tax loss on extinguishment of debt recognized in 2015 and a $3.8 million decline in tax credits as compared to 2015. The 2015 income tax expense also included $6.4 million in charges to our state income tax expenses related to both the expiration of certain net operating loss carryforwards and a reduction in our deferred taxes. See discussion of our income taxes under the "Critical Accounting Polices and Estimates" section above for more details.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 27 percent to 31 percent for 2017, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments and general business credits, exclusive of any potential future tax reform measures or other unanticipated changes in tax laws and regulations.
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
Consumer lending. The consumer lending segment is mainly comprised of residential mortgage loans, automobile loans and home equity loans and represented in aggregate 29.3 percent of the total loan portfolio at December 31, 2016. The duration of the residential mortgage loan portfolio (which represented 16.6 percent of our total loan portfolio at December 31, 2016) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.6 percent of total loans at December 31, 2016) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

2016 Form 10-K	46

Average interest earning assets in this segment increased $317.5 million to $5.1 billion for the year ended December 31, 2016 as compared to 2015. The increase was largely attributable to continued organic growth in secured personal lines of credit over the last 12-month period and $283 million of PCI loans acquired from CNL in December 2015, partially offset by declines in auto loan volume and our election to originate a higher volume of residential mortgage loans for sale, rather than for investment during 2016.
Income before income taxes generated by the consumer lending segment increased $27.3 million to $70.0 million for the year ended December 31, 2016 as compared to $42.7 million in 2015 mainly due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. Net interest income increased $11.0 million to $141.8 million for the year ended December 31, 2016 as compared to 2015 mostly caused by the additional interest income generated from higher average loan balances. Non-interest income increased $18.1 million to $63.4 million for the year ended December 31, 2016 as compared to 2015 largely due to a $17.8 million increase in net gains on sales of loans caused by a higher level of sales volumes in 2016 as compared to 2015 (see further details in the "Non-Interest Income" section above). The positive impact of these items was partially offset by a $2.9 million increase in non-interest expense as compared to the year ended December 31, 2015.
The net interest margin on the consumer lending portfolio increased 5 basis points to 2.79 percent for the year ended December 31, 2016 as compared to 2015 due to a 15 basis point decrease in the costs associated with our funding sources that was partially offset by a 10 basis point decline in the yield on average loans. The decrease in our cost of funding was mainly driven by our prepayments and modifications of higher cost long-term borrowings in both the fourth quarter of 2015 and third quarter of 2016 (see "Borrowings Strategy" section above for more details), as well as some maturities of other high-cost borrowings. The decrease in yield on average loans was largely caused by new and refinanced loan volumes that remained at relatively low interest rates throughout 2016 as compared to the overall yield of our loan portfolio, as well as repayment of higher yielding loans, including some PCI loans. See the "Net Interest Income" section above for more detail regarding net interest margin.
The return on average interest earning assets before income taxes for the consumer lending segment was 1.38 percent for 2016 compared to 0.90 percent for 2015.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.6 billion and represented 15.3 percent of the total loan portfolio at December 31, 2016. Commercial real estate loans and construction loans totaled $9.5 billion and represented 55.4 percent of the total loan portfolio at December 31, 2016.
Average interest earning assets in this segment increased $1.6 billion to $11.3 billion for the year ended December 31, 2016 as compared to $9.7 billion in 2015. The increase was primarily attributable to purchases of participations in multi-family loans totaling over $718 million during 2016, and $542 million of PCI loans acquired from CNL in December 2015, as well as continued organic loan growth (including new loan production from our Florida market) mostly within the non-PCI commercial real estate loan portfolio over the last 12 months.
For the year ended December 31, 2016, income before income taxes for the commercial lending segment increased $31.6 million to $193.0 million as compared to 2015 mostly due to an increase in net interest income coupled with an increase in non-interest income, partially offset by increases in internal transfer expense, non-interest expense and the provision for credit losses. Net interest income increased $48.8 million to $431.0 million for the year ended December 31, 2016 as compared to 2015 largely due to the aforementioned increase in average loan balances. Non-interest income increased $2.5 million to $3.3 million for the year ended December 31, 2016 as compared to 2015 due to a decline in the charge to non-interest income related to the change in our FDIC loss-share receivable. See further details in the "Non-Interest Income" section above. The increases of $13.7 million and $2.5 million in internal transfer expense and non-interest expense, respectively, as compared to 2015 were due, in part, to additional operating expenses related to our growth, including the acquisition of CNL. The provision for credit losses increased $4.0 million to $11.0 million for the year ended December 31, 2016 as compared to 2015 largely due to organic and purchased loan growth, as well as other qualitative factors. See further details in the "Allowance for Credit Losses" section below.
The net interest margin for this segment decreased 13 basis points to 3.81 percent during 2016 as a result of a 28 basis point decrease in the yield on average loans, partially offset by a 15 basis point decrease in the cost of our funding sources as compared to 2015. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that were relatively low compared to the overall yield of our loan portfolio, as well as repayment of higher yielding loans during 2016.
The return on average interest earning assets before income taxes for this segment was 1.71 percent for 2016 compared to 1.67 percent for the prior year period.

47	2016 Form 10-K

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
Average interest earning assets increased $450.1 million to $3.4 billion for the year ended December 31, 2016 as compared to 2015 mostly due to an increase in average investment balances and a moderate increase in average federal funds sold and other interest bearing deposits. The increase in average investment balances was partially due to $327.3 million of investment securities acquired from CNL, and some expansion of our investment portfolio as compared to 2015 due to higher levels of available liquidity and low cost of funding sources mainly during the second half of 2016. Average federal funds sold and other interest bearing deposits increased $16.9 million to $288.2 million for the year ended December 31, 2016 as compared to 2015 due to higher levels of overnight liquidity held due to the high volume and timing of new loan originations and loan purchases.
For the year ended December 31, 2016, income before income taxes for the investment management segment increased $5.5 million to $22.6 million as compared to 2015 largely due to a $8.9 million increase in net interest income, partially offset by a $3.0 million increase in internal transfer expense. The increase in net interest income was mainly driven by higher average interest earning balances.
The net interest margin for this segment increased 2 basis points to 1.92 percent during the year ended December 31, 2016 as compared to 2015 as a result of a 15 basis point decrease in costs associated with our funding sources, partially offset by a 13 basis point decrease in the yield on average investments driven downward by principal repayments of higher yielding investments and new investments at lower market interest rates.
The return on average interest earning assets before income taxes for this segment was 0.66 percent for 2016 compared to 0.57 percent for 2015.
Corporate and other adjustments. The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, losses on the extinguishment of debt, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.
The pre-tax net loss for the corporate segment decreased $42.0 million for the year ended December 31, 2016 to $52.2 million as compared to 2015. The decline in the net loss for this segment was mainly due to a decrease in non-interest expense coupled with an increase in internal transfer income. The non-interest expense decreased $28.1 million to $342.0 million for the year ended December 31, 2016 as compared to 2015 largely due to a $50.8 million decrease in the loss on extinguishment of debt during 2016, partially offset by increases of $14.1 million and $7.4 million in salary and employee benefits expense and the amortization of tax credit investments, respectively (see further details in the "Non-Interest Expense" section above). Internal transfer income increased $15.9 million to $280.3 million for the year ended December 31, 2016 as compared to the prior year.

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

2016 Form 10-K	48

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2016. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2016. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2016. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2016 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2016. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2016.
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
The following table reflects management’s expectations of the change in our net interest income over the next 12 month period in light of the aforementioned assumptions. While an instantaneous and severe shift in interest rates was used in this simulation model, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact than shown in the table below.

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$(1,479)	(0.23)%
+100	166	0.03
- 100	(14,519)	(2.26)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 months by 0.03 percent. The sensitivity of our balance sheet to such a move in interest rates at December 31, 2016 decreased as compared to December 31, 2015 (which was an increase of 1.26 percent in net interest income over a 12 month period). Despite the decrease in asset sensitivity as compared to December 31, 2015, we believe the balance sheet remains well-positioned to respond positively to a rising market interest rate environment. Our current asset sensitivity to a 100 basis point immediate increase in interest rates is impacted by, among other factors, asset cash flow and repricing characteristics complemented by a funding structure that provides for very stable earnings and low volatility. Additionally, the recent steepening of the yield curve with a greater increase in long-term rates (generally tied to asset repricing), as opposed to a move in short-term rates (generally tied to liability repricing), is usually a positive environment for the generation of net interest income. Future changes including, but not limited to, the slope of the yield curve and projected cash flows, will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.

49	2016 Form 10-K

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the prime rate (as reported by The Wall Street Journal) or the three-month LIBOR rate. Our cash flow interest rate swaps had a total notional value of $582 million at December 31, 2016 and currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans and brokered certificates of deposit to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during 2016. This negative trend will likely continue based upon the current market expectations regarding the Federal Reserve’s monetary policies which are designed to impact the level of market interest rates. See Note 15 to the consolidated financial statements for further details on our derivative transactions.
Despite the negative impact of such derivative transactions, the possibility of an improving U.S. economy, the debt modification of $405 million in high cost FHLB borrowings during August 2016, the repayment of $75 million in high cost borrowings that matured in July 2016, and the commercial lending demand and approved new loan pipelines during the first quarter of 2017 could all benefit our future net interest income.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2016 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2017	2018	2019	2020	2021	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.30%	$171,710	$—	$—	$—	$—	$—	$171,710	$171,710
Investment securities held to maturity	3.06	440,253	197,071	155,580	187,703	134,702	810,263	1,925,572	1,924,597
Investment securities available for sale	2.35	281,865	183,626	133,374	127,120	92,321	479,067	1,297,373	1,297,373
Loans held for sale, at fair value	3.31	57,708	—	—	—	—	—	57,708	57,708
Loans	3.85	6,680,911	2,110,877	2,042,900	1,670,338	1,512,877	3,218,200	17,236,103	16,871,074
Total interest sensitive assets	3.65%	$7,632,447	$2,491,574	$2,331,854	$1,985,161	$1,739,900	$4,507,530	$20,688,466	$20,322,462
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.26%	$3,027,898	$835,617	$677,100	$500,918	$412,833	$3,884,646	$9,339,012	$9,339,012
Time	1.22	2,122,906	473,924	98,763	147,547	162,687	133,044	3,138,871	3,160,572
Short-term borrowings	0.65	1,080,960	—	—	—	—	—	1,080,960	1,081,751
Long-term borrowings	3.54	75,000	50,000	—	—	840,000	468,906	1,433,906	1,523,386
Junior subordinated debentures	5.78	—	24,743	—	—	—	16,834	41,577	45,785
Total interest sensitive liabilities	0.82%	$6,306,764	$1,384,284	$775,863	$648,465	$1,415,520	$4,503,430	$15,034,326	$15,150,506
Interest sensitivity gap		$1,325,683	$1,107,290	$1,555,991	$1,336,696	$324,380	$4,100	$5,654,140	$5,171,956
Ratio of interest sensitive assets to interest sensitive liabilities		1.21:1	1.80:1	3.01:1	3.06:1	1.23:1	1.00:1	1.38:1	1.34:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2016 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, we used prepayment and decay rates to estimate deposit runoff.

2016 Form 10-K	50

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
The total gap re-pricing within one year as of December 31, 2016 was a positive $1.3 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.21:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2016 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2015. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2016. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2016 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.
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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at December 31, 2016.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85.0 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.8 billion, representing 8.9 percent of earning assets, at December 31, 2016 and $2.1 billion, representing 10.7 percent of earning assets, at December 31, 2015. Of the $1.8 billion of liquid assets at December 31, 2016, approximately $537.4 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $557 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2016) are projected to be approximately $4.5 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Core deposits averaged approximately $14.7 billion and $14.5 billion for the years ended December 31, 2016 and 2015, respectively, representing 73.9 percent and 67.2 percent of average earning assets at December 31, 2016 and 2015, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

51	2016 Form 10-K

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2016:

2016
(in thousands)
Less than three months	$337,889
Three to six months	545,451
Six to twelve months	306,302
More than twelve months	515,058
Total	$1,704,700
Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $727 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $100 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at December 31, 2016. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2016, our borrowing capacity under the Fed’s discount window was approximately $1.1 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base. Short-term borrowings include securities sold under repos, federal funds purchased and FHLB advances. Our short-term borrowings remained relatively unchanged at approximately $1.1 billion at both December 31, 2016 and 2015. At December 31, 2016, FHLB advances increased by $256 million but were almost entirely offset by decreases of $202 million and $50 million in repo balances and overnight federal funds purchased, respectively, as compared to December 31, 2015. The change in short-term borrowings is generally driven by the levels of loan originations (including residential mortgages originated for sale), repayments of long-term borrowings, and our use of time deposits, fully insured brokered deposits and other short-term funding in our current liquidity/funding strategies.
During 2016, average short-term FHLB advances exceeded 30 percent of total shareholders' equity at December 31, 2016. The following table sets forth information regarding Valley’s short-term FHLB advances at the dates and for the years ended December 31, 2016 and 2015:

	2016	2015
	($ in thousands)
FHLB advances:
Average balance outstanding	$868,541	$33,841
Maximum outstanding at any month-end during the period	1,163,000	526,000
Balance outstanding at end of period	782,000	526,000
Weighted average interest rate during the period	1.19%	0.40%
Weighted average interest rate at the end of the period	0.80	0.90
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

2016 Form 10-K	52

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
As of December 31, 2016, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, taxable and tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and perpetual preferred equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.
Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

Investment securities at December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(in thousands)
Held to maturity
U.S. Treasury securities	$138,830	$138,978	$139,121
U.S. government agency securities	11,329	12,859	14,081
Obligations of states and political subdivisions:
Obligations of states and state agencies	252,185	194,547	197,440
Municipal bonds	314,405	310,318	302,578
Total obligations of states and political subdivisions	566,590	504,865	500,018
Residential mortgage-backed securities	1,112,460	852,289	986,992
Trust preferred securities	59,804	59,785	98,456
Corporate and other debt securities	36,559	27,609	39,648
Total investment securities held to maturity (amortized cost)	$1,925,572	$1,596,385	$1,778,316
Available for sale
U.S. Treasury securities	$49,591	$549,473	$49,443
U.S. government agency securities	23,041	29,963	33,825
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,342	44,414	11,136
Municipal bonds	79,425	80,552	32,915
Total obligations of states and political subdivisions	119,767	124,966	44,051
Residential mortgage-backed securities	1,015,542	696,428	644,276
Trust preferred securities	8,009	8,404	20,537
Corporate and other debt securities	60,565	77,552	74,012
Total debt securities	1,276,515	1,486,786	866,144
Equity securities	20,858	20,075	20,826
Total investment securities available for sale (fair value)	$1,297,373	$1,506,861	$886,970
Trading
Trust preferred securities	$—	$—	$14,233
Total trading securities (fair value)	$—	$—	$14,233
Total investment securities	$3,222,945	$3,103,246	$2,679,519

53	2016 Form 10-K

As of December 31, 2016, total investments increased $119.7 million or 3.9 percent as compared to 2015 largely due to an increase in residential mortgage-backed securities classified as held for maturity and available for sale totaling a combined $579.3 million, and, to a much lesser extent, an increase of $57.6 million in obligations of states and state agencies classified as held to maturity. These increases were partially offset by a $499.9 million decrease in U.S. Treasury securities classified as available for sale largely due to the maturity of short-term U.S. Treasuries purchased in late December 2015.
At December 31, 2016, we had $1.1 billion and $1.0 billion of residential mortgage-backed securities classified as held to maturity and available for sale, respectively. Approximately 91 percent and 68 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The residential mortgage-backed securities also include $168 thousand and $11.8 million of private label mortgage-backed securities classified as held to maturity and available for sale, respectively, at December 31, 2016. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2016 were issued by either Freddie Mac or Fannie Mae.
The following table presents the remaining contractual maturities (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2016:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity
U.S. Treasury securities	$—	—%	$68,402	2.92%	$70,428	2.97%	$—	—%	$138,830	2.94%
U.S. government agency securities	—	—	—	—	—	—	11,329	3.52	11,329	3.52
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	14,162	2.71	147,150	4.71	90,873	4.07	252,185	4.37
Municipal bonds	85,089	1.50	85,393	5.08	133,643	4.58	10,280	4.54	314,405	3.88
Total obligations of states and political subdivisions	85,089	1.50	99,555	4.74	280,793	4.64	101,153	4.12	566,590	4.10
Residential mortgage-backed securities (4)	—	—	577	4.41	15,724	3.09	1,096,159	2.33	1,112,460	2.34
Trust preferred securities	—	—	—	—	—	—	59,804	5.03	59,804	5.03
Corporate and other debt securities	50	2.39	23,250	6.47	13,250	4.71	9	—	36,559	5.82
Total	$85,139	1.13%	$191,784	4.11%	$380,195	4.18%	$1,268,454	2.99%	$1,925,572	3.06%
Available for sale
U.S. Treasury securities	$—	—%	$931	1.84%	$48,660	1.60%	$—	—%	$49,591	1.61%
U.S. government agency securities	—	—	5,803	1.40	2,530	2.29	14,708	2.60	23,041	2.26
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	10,329	3.70	23,138	3.97	6,875	4.70	40,342	4.03
Municipal bonds	4,551	—	29,639	2.65	18,731	4.97	26,504	4.29	79,425	3.59
Total obligations of states and political subdivisions	4,551	—	39,968	2.92	41,869	4.42	33,379	4.37	119,767	3.74
Residential mortgage-backed securities (4)	37	5.43	3,765	5.05	35,722	6.88	976,018	2.53	1,015,542	2.69
Trust preferred securities	—	—	—	—	—	—	8,009	1.00	8,009	10.00
Corporate and other debt securities	14,103	1.32	27,456	2.54	19,004	3.69	2	—	60,565	2.62
Total (5)	$18,691	0.02%	$77,923	2.79%	$147,785	2.68%	$1,032,116	2.78%	$1,276,515	2.73%

(1)
Held to maturity amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.

(2)	Average yields are calculated on a yield-to-maturity basis.

(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.

(4)	Residential mortgage-backed securities are shown using stated final maturity.

(5)	Excludes equity securities, which do not have maturities.

2016 Form 10-K	54

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
The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2016.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,412,662	$22,629	$(18,298)	$1,416,993
AA Rated	249,047	6,857	(598)	255,306
A Rated	38,182	2,011	—	40,193
Non-investment grade	3,678	2	(66)	3,614
Not rated	222,003	93	(13,605)	208,491
Total investment securities held to maturity	$1,925,572	$31,592	$(32,567)	$1,924,597
Available for sale investment grades:*
AAA Rated	$1,141,645	$1,986	$(17,788)	$1,125,843
AA Rated	69,014	190	(1,795)	67,409
A Rated	26,844	7	(105)	26,746
BBB Rated	39,555	428	(628)	39,355
Non-investment grade	13,093	1,126	(1,391)	12,828
Not rated	25,572	329	(709)	25,192
Total investment securities available for sale	$1,315,723	$4,066	$(22,416)	$1,297,373

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $222.0 million in investments not rated by the rating agencies with aggregate unrealized losses of $13.6 million at December 31, 2016. The unrealized losses for this category mainly relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance

55	2016 Form 10-K

data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2016, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.
There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the years ended December 31, 2016, 2015 and 2014 as the collateral supporting much of the investment securities has improved or performed as expected. See Note 4 to our consolidated financial statements for additional information regarding our other-than-temporary impairment analysis.
Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Commercial and industrial	$2,638,195	$2,540,491	$2,251,111	$2,021,333	$2,131,343
Commercial real estate:
Commercial real estate	8,719,667	7,424,636	6,160,881	5,043,169	4,537,977
Construction	824,946	754,947	533,134	429,231	427,368
Total commercial real estate	9,544,613	8,179,583	6,694,015	5,472,400	4,965,345
Residential mortgage	2,867,918	3,130,541	2,576,372	2,507,588	2,472,088
Consumer:
Home equity	469,009	511,203	497,247	449,292	485,702
Automobile	1,139,227	1,239,313	1,144,831	901,399	786,528
Other consumer	577,141	441,976	310,337	215,600	181,793
Total consumer loans	2,185,377	2,192,492	1,952,415	1,566,291	1,454,023
Total loans (1)(2)	$17,236,103	$16,043,107	$13,473,913	$11,567,612	$11,022,799
As a percent of total loans:
Commercial and industrial	15.3%	15.8%	16.7%	17.5%	19.4%
Commercial real estate	55.4	51.0	49.7	47.3	45.0
Residential mortgage	16.6	19.5	19.1	21.7	22.4
Consumer loans	12.7	13.7	14.5	13.5	13.2
Total	100%	100%	100%	100%	100%

(1)
Includes covered loans totaling $70.4 million, $122.3 million, $211.9 million, $96.2 million and $180.7 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively (primarily consisting of commercial real estate loans and residential mortgage loans).

(2)
Total loans are net of unearned premiums and deferred loan costs of $15.3 million and $3.5 million at December 31, 2016 and 2015, respectively, as compared to unearned discounts and deferred loan fees of $9.0 million, $5.6 million and $3.4 million at December 31, 2014, 2013, and 2012, respectively.

Total loans increased $1.2 billion to approximately $17.2 billion at December 31, 2016 from December 31, 2015. Our loan portfolio includes PCI loans, which are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2016, our PCI loan portfolio decreased $469.0 million to $1.8 billion as compared to December 31, 2015 primarily due to larger loan repayments, of which some resulted from continued efforts by management to encourage borrower prepayment. The non-PCI loan portion of the loan portfolio increased $1.7 billion at December 31, 2016 as compared to December 31, 2015 largely due to organic commercial real estate growth, loan participations with other banks that largely consisted of multi-family and 1-4 family mortgage loans, and organic growth in several loan categories in 2016 discussed further below. During 2016, Valley also originated $421.3 million of residential mortgage loans for sale rather than investment. Loans held for sale totaled $57.7 million and $16.4 million at December 31, 2016 and 2015, respectively. See additional information regarding our residential mortgage loan activities below.
Commercial and industrial loans totaled $2.6 billion at December 31, 2016 and increased by $97.7 million from December 31, 2015, despite a $102.8 million decline in the PCI loan portion of the portfolio during 2016. Exclusive of the decline in PCI loans, the non-PCI commercial and industrial loan portfolio increased by $200.5 million from December 31, 2015. This growth was partially driven by new organic customer relationships originated during 2016 and a new secured commercial lending agreement with a large regional auto retailer during the fourth quarter of 2016. In addition to the PCI loan repayments, the level of loan

2016 Form 10-K	56

growth within this portfolio continues to be challenged by strong market competition for both new and existing commercial loan borrowers within our primary markets, and relatively unchanged outstanding balances on lines of credit by our customers at December 31, 2016 as compared to December 31, 2015 despite an increase in total commitments under lines of credit during the year.
Commercial real estate loans (excluding construction loans) increased $1.3 billion to $8.7 billion at December 31, 2016 from December 31, 2015 largely due to $719 million of loan participations in multi-family loans (mostly in New York City) purchased during 2016 and solid organic loan volumes from all of our primary markets. The purchased participation loans are seasoned loans with expected shorter durations. Each purchased participation loan is reviewed under Valley's normal underwriting criteria and stress-tested by Valley to assure its credit quality. The organic loan volumes generated across a broad based segment of borrowers within the commercial real estate portfolio were partially offset by a $263.8 million decline in the acquired PCI loan portion of the portfolio. Construction loans totaled $824.9 million at December 31, 2016 and increased $70.0 million from December 31, 2015 mostly due to advances on existing construction projects.
Residential mortgage loans totaled $2.9 billion at December 31, 2016 and decreased by $262.6 million from December 31, 2015 mostly due to a large percentage of new loans originated for sale rather than investment during 2016 and the transfer of $174.5 million in performing residential mortgage loans to loans held for sale during the third quarter of 2016. Our new and refinanced residential mortgage loan originations increased 81.7 percent to $891.0 million for the year ended December 31, 2016 as compared to $490.4 million in 2015. Of the $891.0 million in total originations, $58.5 million represented new Florida residential mortgage loans. During 2016, Valley sold $558.1 million of residential mortgages originated for sale (including $16.1 million of residential mortgage loans held for sale at December 31, 2015) as compared to approximately $135.2 million of mortgages sold during the year ended December 31, 2015. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity, CRA and other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase. During 2016, Valley purchased approximately $173.9 million of 1-4 family loans, of which a large portion of the loans qualify for CRA purposes.
Due to the recent increase in market interest rates, our mortgage loan pipeline, particularly refinanced loans, has declined as compared to the activity in the fourth quarter of 2016. However, we do expect to continue to sell a significant portion of our new conforming fixed rate residential mortgage loan originations as part of our overall interest rate risk management strategies during the first quarter of 2017. While we do anticipate a sequential quarterly decline in net gains on loan sales largely due to $7.3 million of gains from approximately $170 million of seasoned portfolio loans sold during the fourth quarter of 2016, we do not expect a significant decline in gains from our normal levels of production of new loans originated for sale in the first quarter of 2017.
Consumer loans totaled $2.2 billion at December 31, 2016 and decreased only $7.1 million from December 31, 2015 as declines in both automobile and home equity loans were largely offset by an increase other consumer loans. Automobile loans decreased $100.1 million to $1.1 billion at December 31, 2016 from December 31, 2015 mainly due to a decline in indirect auto originations during the first nine months of 2016 largely caused by current market loan pricing and fee constraints resulting from new regulatory lending guidance. During the third quarter of 2016, management implemented various strategies to enhance new auto volumes, including new technology to improve the decision-making process for our auto dealer network. These enhancements and continued growth in our relatively new Florida markets led to improved new loan volumes during the fourth quarter of 2016. During the fourth quarter of 2016, automobile loans increased by $17.6 million from September 30, 2016. While we're optimistic that this positive trend in new loan production will continue into the first quarter of 2017, we can provide no assurance that our auto loans will not decline in future periods. Home equity loans decreased $42.2 million in 2016 from $511.2 million at December 31, 2015 mostly due to normal repayment activity largely within the PCI loan portion of the portfolio. New home equity loan volumes and customer usage of existing home equity lines of credit continued to be weak during 2016 despite the relatively favorable low interest rate environment. Other consumer loans increased $135.2 million to $577.1 million at December 31, 2016 as compared to 2015 largely due to continued strong growth and customer usage of collateralized personal lines of credit that allow the customer to manage their liquidity needs by accessing the cash value of their whole life insurance policy.
We are optimistic that both commercial and consumer lending activity will continue to be brisk in 2017, despite the expected reduction in refinanced residential mortgage loan activity caused by the recent increase in interest rates and, while not anticipated, any potential setbacks that could occur in the indirect automobile loan volumes or other portfolio segments. For 2017, we anticipate our overall loan portfolio growth to be in the range of six to eight percent. However, there can be no assurance that we will achieve such levels or that the overall loan portfolio balance will not decline from December 31, 2016.

57	2016 Form 10-K

Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. Valley’s Florida Division accounted for approximately $485 million of approximately $4.2 billion in new and purchased commercial loan volume, excluding lines of credit, during 2016. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we may make further inroads into the Florida lending market, through acquisition, select de novo branch efforts or adding lending staff.
The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our loan portfolio as of December 31, 2016:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$787,532	$435,868	$44,348	$1,267,748
Commercial and industrial—adjustable-rate	851,329	471,178	47,940	1,370,447
Construction—fixed-rate	66,352	125,810	15,606	207,768
Construction—adjustable-rate	197,099	373,724	46,355	617,178
	$1,902,312	$1,406,580	$154,249	$3,463,141
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
Purchased Credit-Impaired Loans (Including Covered Loans)
PCI loans totaling $1.8 billion and $2.2 billion at December 31, 2016 and 2015, respectively, mostly consist of loans acquired in business combinations subsequent to 2011, and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage loans and commercial real estate loans, totaled $70.4 million and $122.3 million at December 31, 2016 and 2015, respectively. During 2016 and 2015, we reclassified $27.5 million and $30.7 million of PCI loans, respectively, from our covered loan portfolio due to the expiration of certain commercial loan loss-sharing agreements with the FDIC.
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

2016 Form 10-K	58

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
The following tables summarize the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the years ended December 31, 2016 and 2015.

	2016		2015
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
Balance, beginning of the period	$2,240,471	$415,179	$1,721,601	$336,208
Acquisition	—	—	824,882	126,930
Accretion	107,482	(107,482)	105,078	(105,078)
Payments received	(572,081)	—	(407,890)	—
Net (decrease) increase in expected cash flows	—	(9,989)	—	57,119
Transfers to other real estate owned	(1,176)	—	(3,200)	—
Other, net	(3,194)	(3,194)	—	—
Balance, end of the period	$1,771,502	$294,514	$2,240,471	$415,179

The net decrease or increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease in the expected cash flows totaling approximately $10.0 million for 2016 was largely due to better than expected collections, including loan prepayments, within certain loan pools which reduced the remaining reforecasted accretable yield during the fourth quarter of 2016. The net increase of $57.1 million during 2015 was mainly related to a decrease in the expected losses for certain loan pools during the fourth quarter of 2015.
For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements, with a corresponding reduction in non-interest income for the period. See section below for further details regarding the FDIC loss-share receivable. Conversely, an increase or decrease in expected future cash flows of covered loans since the acquisition dates will increase or decrease (if applicable) the clawback liability (the amount the FDIC requires us to pay back if certain thresholds are met) accordingly.
FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets
The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.2 million and $8.3 million at December 31, 2016 and 2015, respectively. The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $1.3 million, $3.3 million and $20.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
See Note 1 to the consolidated financial statements for further details on the FDIC loss-share receivable and the related FDIC-assisted transactions.

59	2016 Form 10-K

Non-performing Assets
Non-performing assets (NPAs), which exclude non-performing PCI loans, include non-accrual loans, other real estate owned (OREO), other repossessed assets (which mainly consist of automobiles) and non-accrual debt securities at December 31, 2016. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets has decreased 36.8 percent over the last 12 month period and 74.7 percent since December 31, 2012 (as shown in the table below) mostly due to strong downward trend within non-accrual loan category, and a steady decline in the other non-performing asset categories. Overall, we believe the total non-performing assets has remained relatively low as a percentage of the total loan portfolio and non-performing assets over the past five years and is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 5 to the consolidated financial statements.

2016 Form 10-K	60

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Accruing past due loans (1)
30 to 59 days past due
Commercial and industrial	$6,705	$3,920	$1,630	$6,398	$3,397
Commercial real estate	5,894	2,684	8,938	9,142	11,214
Construction	6,077	1,876	448	1,186	1,793
Residential mortgage	12,005	6,681	6,200	6,595	13,730
Total Consumer	4,197	3,348	2,982	3,792	5,887
Total 30 to 59 days past due	34,878	18,509	20,198	27,113	36,021
60 to 89 days past due
Commercial and industrial	5,010	524	1,102	571	181
Commercial real estate	8,642	—	113	2,442	2,031
Construction	—	2,799	—	4,577	4,892
Residential mortgage	3,564	1,626	3,575	1,939	5,221
Total Consumer	1,147	626	764	784	1,340
Total 60 to 89 days past due	18,363	5,575	5,554	10,313	13,665
90 or more days past due
Commercial and industrial	142	213	226	233	283
Commercial real estate	474	131	49	7,591	2,950
Construction	1,106	—	3,988	—	2,575
Residential mortgage	1,541	1,504	1,063	1,549	2,356
Total Consumer	209	208	152	118	501
Total 90 or more days past due	3,472	2,056	5,478	9,491	8,665
Total accruing past due loans	$56,713	$26,140	$31,230	$46,917	$58,351
Non-accrual loans (1)
Commercial and industrial	$8,465	$10,913	$8,467	$21,029	$22,424
Commercial real estate	15,079	24,888	22,098	43,934	58,625
Construction	715	6,163	5,223	8,116	14,805
Residential mortgage	12,075	17,930	17,760	19,949	32,623
Total Consumer	1,174	2,206	2,209	2,035	3,331
Total non-accrual loans	37,508	62,100	55,757	95,063	131,808
Non-performing loans held for sale	—	—	7,130	—	—
Other real estate owned (OREO) (2)	9,612	13,563	14,249	19,580	15,612
Other repossessed assets	384	437	1,232	6,447	7,805
Non-accrual debt securities (3)	1,935	2,142	4,729	3,771	40,303
Total non-performing assets	$49,439	$78,242	$83,097	$124,861	$195,528

Performing troubled debt restructured loans	$85,166	$77,627	$97,743	$107,037	$105,446
Total non-accrual loans as a % of loans	0.22%	0.39%	0.41%	0.82%	1.20%
Total NPAs as a % of loans and NPAs	0.29	0.49	0.61	1.07	1.74
Total accruing past due and non-accrual loans as a % of loans	0.55	0.55	0.65	1.23	1.73
Allowance for loan losses as a % of non-accrual loans	305.05	170.98	183.57	119.52	98.78

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

61	2016 Form 10-K

(2)
This table excludes OREO properties related to the FDIC-assisted transactions totaling $558 thousand, $5.0 million, $9.2 million, $12.3 million and $8.9 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively, and is subject to the loss-sharing agreements with the FDIC.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of unrealized losses totaling $817 thousand, $610 thousand, $621 thousand, $1.6 million and $6.9 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Loans past due 30 to 59 days increased $16.4 million to $34.9 million at December 31, 2016 compared to $18.5 million at December 31, 2015 mostly due to increases in both residential mortgage loans and construction loans. Residential mortgage loans within this delinquency category increased $5.3 million to $12.0 million at December 31, 2016 compared to $6.7 million at December 31, 2015. The $4.2 million increase in construction loans was caused by the late receipt of payment from a $4.2 million relationship brought current as to all contractual payments in January 2017. In addition, the commercial and industrial loans within this delinquency category included two new loan relationships totaling $4.5 million of the $6.7 million at December 31, 2016. While this delinquency category at December 31, 2016 was significantly higher than the low levels seen at December 31, 2015, we continue to closely monitor this category and we do not believe the increase in delinquencies at December 31, 2016 represents a material negative trend within our total loan portfolio exceeding $17 billion.
Loans past due 60 to 89 days increased $12.8 million to $18.4 million at December 31, 2016 as compared to December 31, 2015 largely due to increases in both commercial real estate loans and commercial and industrial loans, partially offset by a decrease in construction loans. The $8.6 million increase in commercial real estate loans was primarily due to two matured performing loans (in the normal process of renewal) with a combined total of a $4.5 million and one potential problem loan of $3.8 million included within this delinquency category at December 31, 2016. Commercial and industrial loans also increased $4.5 million from December 31, 2015 largely due to matured performing loans with an aggregate total of $4.5 million at December 31, 2016. These matured loans represent one loan relationship collateralized by New York City (NYC) taxi cab medallions. Valley believes this relationship is well-secured and in the normal process of collection. See discussion of the taxi cab medallion loan portfolio below.
Loans 90 days or more past due and still accruing increased $1.4 million to $3.5 million at December 31, 2016 compared to $2.1 million at December 31, 2015. The increase in this delinquency category was caused by matured performing construction and commercial real estate loans totaling $1.1 million and $343 thousand, respectively, at December 31, 2016. These loans were in the normal process of renewal at December 31, 2016. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans decreased $24.6 million to $37.5 million at December 31, 2016 as compared to $62.1 million at December 31, 2015 due to significant declines in all of the loan categories. The decrease in the commercial categories was largely due to strong collections resulting in several full repayments of impaired loans, as well as a commercial real estate loans totaling $3.4 million transferred to OREO during the third quarter of 2016. Although the timing of collection is uncertain, management believes that most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans and the valuation of the underlying collateral, if applicable. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $114.8 million at December 31, 2016 and had $10.5 million in related specific reserves included in our total allowance for loan losses. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.1 million, $3.5 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on a cash basis for loans classified as non-accrual totaled $207 thousand, $1.3 million and $735 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, our commercial and industrial loan portfolio included $151.2 million of taxi medallion loans mostly to fleet owners, which consist of $140.2 million and $11.0 million of NYC and Chicago taxi medallion loans, respectively. During the fourth quarter of 2016, $4.9 million of performing Chicago taxi medallion loans were restructured into amortizing loans and had related reserves within the allowance of loan losses totaling $2.7 million at December 31, 2016. At December 31, 2016, the Chicago medallion portfolio included one other impaired non-accrual loan relationship totaling $1.5 million, after a $3.7 million charge-off recognized in the third quarter of 2016. With the exception of the aforementioned matured performing $4.5 million NYC medallion relationship within the loans past due 60 to 89 days category, there were no past due or non-accruing loans within the NYC medallion portfolio at December 31, 2016. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral whenever possible. We will continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuation for taxi medallions due to competing car service providers and other factors. Overall, we believe our credit quality

2016 Form 10-K	62

metrics continue to reflect our solid underwriting standards at December 31, 2016. However, we can provide no assurances as to the future level of our loan delinquencies.
OREO (which consists of 23 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC, decreased $4.0 million to $9.6 million at December 31, 2016 as compared to $13.6 million at December 31, 2015. The decrease was mainly due to a higher volume of sales of foreclosed properties in 2016 as compared to 2015. During 2016, we sold 33 OREO properties totaling $13.6 million as compared to 45 properties totaling $11.4 million sold in 2015. In addition, covered OREO properties totaling $1.8 million were reclassified to non-covered OREO due to the expiration of certain FDIC loss-share agreements in 2016. Overall, our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within the residential mortgage and home equity portfolios and the average time to complete a foreclosure in the State of New Jersey, which currently exceeds two and a half years. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in-process totaled $7.1 million at December 31, 2016. We believe this lengthy legal process negatively impacts the level of our non-accrual loans and NPAs, and the ability to compare our NPA levels to similar banks located outside of our primary markets as of December 31, 2016. See additional information regarding our foreclosed asset activity, including OREO and other repossessed assets, in Note 3 to the consolidated financial statements.
The non-accrual debt securities consists of one other-than-temporarily impaired security with a carrying value of $1.9 million and $2.1 million at December 31, 2016 and 2015, respectively. The security had an aggregate unamortized cost of $2.8 million at both December 31, 2016 and 2015. See additional information at the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements.
Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $85.2 million at December 31, 2016 and consisted of 96 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) as compared to $77.6 million at December 31, 2015. On an aggregate basis, the $85.2 million in performing TDRs at December 31, 2016 had a modified weighted average interest rate of approximately 4.68 percent as compared to a pre-modification weighted average interest rate of 4.75 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.
Potential Problem Loans
Although we believe that substantially all risk elements at December 31, 2016 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $131.4 million and $101.1 million in potential problem loans at December 31, 2016 and 2015, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2016, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2016.

Asset Quality and Risk Elements
Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $1.5 billion of PCI loans, represent approximately 75 percent of total loans at December 31, 2016. Most of the loans collateralized by real estate are in northern and central New Jersey, New York City, and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions (see Part I, Item 1A. Risk Factors - "Our financial results and condition may be adversely impacted by weak economic conditions").
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence

63	2016 Form 10-K

in New Jersey, New York and Florida, as well as counties contiguous thereto, if applicable, including eastern Pennsylvania. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2016 was 59 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 767. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.
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
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured at Fair Value on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2016, a $10.5 million specific valuation allowance was included in the allowance for credit losses related to $114.8 million of impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.
The allowance allocations for non-classified loans within all of our loan portfolio segments are calculated by applying historical loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately

2016 Form 10-K	64

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
The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Average loans outstanding	$16,400,745	$14,447,020	$12,081,683	$11,187,968	$11,238,269

Beginning balance—Allowance for credit losses	$108,367	$104,287	$117,112	$132,495	$136,185
Loans charged-off: (1)
Commercial and industrial	(5,990)	(7,928)	(12,722)	(19,837)	(16,103)
Commercial real estate	(650)	(1,864)	(4,894)	(7,060)	(9,596)
Construction	—	(926)	(4,576)	(3,786)	(2,092)
Residential mortgage	(866)	(813)	(1,004)	(4,446)	(3,518)
Total Consumer	(3,463)	(3,441)	(3,702)	(5,120)	(5,339)
Total loan charge-offs	(10,969)	(14,972)	(26,898)	(40,249)	(36,648)
Charged-off loans recovered: (2)
Commercial and industrial	2,852	7,233	6,874	4,219	4,475
Commercial real estate	2,047	846	2,198	816	222
Construction	10	913	912	929	50
Residential mortgage	774	421	248	768	701
Total Consumer	1,654	1,538	1,957	2,039	1,958
Total loan recoveries	7,337	10,951	12,189	8,771	7,406
Net charge-offs (1)(2)	(3,632)	(4,021)	(14,709)	(31,478)	(29,242)
Provision charged for credit losses	11,869	8,101	1,884	16,095	25,552
Ending balance—Allowance for credit losses	$116,604	$108,367	$104,287	$117,112	$132,495
Components of allowance for credit losses:
Allowance for loan losses (3)	$114,419	$106,178	$102,353	$113,617	$130,200
Allowance for unfunded letters of credit	2,185	2,189	1,934	3,495	2,295
Allowance for credit losses	$116,604	$108,367	$104,287	$117,112	$132,495
Components of provision for credit losses:
Provision for loan losses (4)	$11,873	$7,846	$3,445	$14,895	$25,640
Provision for unfunded letters of credit	(4)	255	(1,561)	1,200	(88)
Provision for credit losses	$11,869	$8,101	$1,884	$16,095	$25,552

Ratio of net charge-offs during the period to average loans outstanding	0.02%	0.03%	0.12%	0.28%	0.26%
Allowance for credit losses as a % of non-PCI loans	0.75	0.79	0.89	1.09	1.34
Allowance for credit losses as a % of total loans	0.68	0.68	0.77	1.01	1.20

(1)
Includes covered loans charge-offs totaling $200 thousand, $1.5 million, $146 thousand and $4.0 million during 2015, 2014, 2013 and 2012, respectively. There were no covered loans charge-offs during 2016.

(2)	Includes charged-off covered loan recoveries totaling $462 thousand during 2014. There were no recoveries of charged-off covered loans during 2016, 2015, 2013 and 2012.

65	2016 Form 10-K

(3)
Includes reserve allocations related to covered loans totaling $200 thousand, $7.1 million and $9.5 million at December 31, 2014, 2013 and 2012, respectively. There were no allocated reserves related to covered loans at December 31, 2016 and 2015.

(4)	Includes a negative (credit) provision for covered loans totaling $5.9 million and $2.3 million for 2014 and 2013, respectively. There was no provision for covered loans in 2016, 2015 and 2012.
Our net loan charge-offs decreased $389 thousand to $3.6 million in 2016 as compared to $4.0 million in 2015 mainly due to lower gross charge-offs in all of the commercial loan categories (as shown in the table above). Total commercial and industrial loan charge-offs declined $1.9 million to $6.0 million for the year ended December 31, 2016 as compared to 2015, despite a $3.7 million partial charge-off related to one Chicago taxi medallion relationship within this loan category during 2016.
Net charge-offs significantly declined in the last two years and have remained relatively low over the last five years as compared to many of our peers, despite the moderate pace of economic growth over most of such period. During this five-year period, our net charge-offs were at a high of 0.28 percent of average loans during 2013 and a low of 0.02 percent during 2016. The moderate level of our net loan charge-offs during 2016 was largely as a result of the continued solid performance of our loan portfolio and the gradual, but steadily improving economic environment. While we have a positive outlook for the future performance of the loan portfolio and the economy, there can be no assurance that our levels of net-charge-offs will continue to improve during 2017, and not deteriorate in the future.
The provision for credit losses increased $3.8 million to $11.9 million in 2016 as compared to $8.1 million in 2015 and was mostly due to the 7.4 percent annual loan growth in 2016, as well as moderate increases in the estimated loss emergence periods for most of our commercial loan portfolios based upon our most recent annual loss emergence study performed at September 30, 2016. The loss emergence period (LEP) assumption represents the estimated average amount of time from the point at which a loss is incurred to the point at which a loss is confirmed, typically by a charge-off. A longer LEP assumption will increase the level of the allowance for loan losses, and conversely, a shorter LEP will reduce the level of such reserves. The negative provision for covered loans in 2014 related to a decrease in the estimated additional credit impairment of certain covered loan pools (initially recognized in 2011 and 2010) subsequent to acquisition dates.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2016		2015		2014		2013		2012
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$53,005	15.3%	$50,956	15.8%	$45,610	16.7%	$55,046	17.5%	$66,665	19.4%
Commercial real estate:
Commercial real estate	36,405	50.6	32,037	46.3	27,426	45.7	32,002	43.6	26,676	41.1
Construction	19,446	4.8	15,969	4.7	15,414	4.0	10,341	3.7	17,393	3.9
Residential mortgage	3,702	16.6	4,625	19.5	5,093	19.1	7,786	21.7	9,423	22.4
Total Consumer	4,046	12.7	4,780	13.7	5,179	14.5	4,356	13.5	5,542	13.2
Unallocated	—	—	—	—	5,565		7,581	—	6,796	—
Total allowance for credit losses	$116,604	100%	$108,367	100%	$104,287	100%	$117,112	100%	$132,495	100%

* Includes the allowance for unfunded letters of credit.
The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.68 percent at both December 31, 2016 and 2015. Our allowance allocations for losses at December 31, 2016 mostly increased within the commercial loan categories (see table above) as compared to December 31, 2015. These increases were due, in part, to both purchased and organic loan growth within the non-PCI loan portfolio over the last twelve-month period. Additionally, our estimate of the allowance for credit losses at December 31, 2016 was impacted by the level of net charge-offs and internally classified loans, assumptions based on the current economic environment, as well as other qualitative factors. Total net loan charge-offs of $3.6 million in 2016 were at the lowest level reported since 2005, both in terms of total amount and as a percentage of average loans outstanding during the period. The overall amount of the allowance for credit losses

2016 Form 10-K	66

has continued to be positively impacted by, amongst other factors, the decline in non-accrual loans as a result of the strengthening economy and significant repayments of many of these impaired loan relationships within the portfolio during 2016.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding all PCI loans with carrying values totaling approximately $1.8 billion) was 0.75 percent at December 31, 2016 as compared to 0.76 percent at December 31, 2015. PCI loans, largely acquired through prior bank acquisitions, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at December 31, 2016. See Notes 1 and 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.
Prior to December 31, 2015, the allowance also contained reserves identified as the unallocated portion in the table above to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves represented management’s attempt to ensure that the overall allowance reflected a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. During 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at December 31, 2016 and 2015. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust. During 2016, loan sales increased significantly from 2015 and 2014 as refinance activity once again strengthened due to a favorably low interest rate environment for most of the year. In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only one loan repurchase in 2016 and no repurchases in 2015). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2016 and 2015. See “Item 1A. Risk Factors - We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2016 and 2015, shareholders’ equity totaled approximately $2.4 billion and $2.2 billion, or 10.4 percent and 10.2 percent of total assets, respectively. During 2016, total shareholders’ equity increased by $170.1 million primarily due to (i) net income of $168.1 million, (ii) net proceeds of $106.4 million from issuance of 9.24 million shares of common stock, no par value per share, (iii) a $7.2 million increase attributable to the effect of our stock incentive plan, (iv) net proceeds of $5.2 million from the reissuance of treasury stock and issuance of authorized common shares issued under our dividend reinvestment plan totaling 554 thousand shares, and (v) a $3.6 million decrease in our accumulated other comprehensive loss. These increases were partially offset by cash dividends declared on common and preferred stock totaling a combined $120.4 million. See Note 19 to the consolidated financial statements for more information regarding the changes in our accumulated other comprehensive loss during 2016.
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

67	2016 Form 10-K

2019. As of December 31, 2016 and 2015, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules. See Note 17 for Valley’s and Valley National Bank’s regulatory capital positions and capital ratios at December 31, 2016 and 2015.
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 30.2 and zero for the years ended December 31, 2016 and 2015, respectively. Our rate of earnings retention increased from the year ended December 31, 2015 which was negatively impacted by $51.1 million in pre-tax debt prepayment penalties recognized during the fourth quarter of 2015, and, to a much lesser extent, merger costs from the acquisition of CNL in December 2015. We expect our annual retention rate to improve in 2017 due to, among other factors, (i) synergies realized from the integration of CNL's back office operations completed in February 2016 and the related CNL staffing reductions effective April 1, 2016, (ii) solid loan growth, (iii) the recent increase in long-term market interest rates, and (iv) potential earnings improvement from our earnings enhancement program called LIFT just begun in the first quarter of 2017 (discussed elsewhere in this MD&A).
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2016 and 2015. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Valley maintains an effective shelf registration statement with the SEC that allows Valley to periodically offer and sell in one or more offerings, individually or in any combination, of Valley’s common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan, may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strengthening of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 18 to the consolidated financial statements for additional information on Valley’s common and preferred stock issuances, as well as activity within its dividend reinvestment plan.

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

2016 Form 10-K	68

The following table summarizes Valley’s contractual obligations and other commitments to make future payments as of December 31, 2016. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
				(in thousands)
Contractual obligations:
Time deposits	Note 9	$2,122,906	$572,687	$310,235	$133,043	$3,138,871
Long-term borrowings (1)	Note 10	75,000	50,000	840,000	475,000	1,440,000
Junior subordinated debentures issued to capital trusts (1)	Note 11	—	—	—	45,363	45,363
Operating leases	Note 15	27,256	53,224	52,212	281,310	414,002
Capital expenditures		7,050	—	—	—	7,050
Other purchase obligations (2)		27,429	799	383	—	28,611
Total		$2,259,641	$676,710	$1,202,830	$934,716	$5,073,897
Other commitments:
Commitments to extend credit	Note 15	$3,245,372	$627,981	$55,785	$554,854	$4,483,992
Standby letters of credit	Note 15	121,924	22,470	73,301	—	217,695
Commitments to sell loans	Note 15	147,250	—	—	—	147,250
Total		$3,514,546	$650,451	$129,086	$554,854	$4,848,937

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

69	2016 Form 10-K

Results of Operations—2015 Compared to 2014
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
Average interest earning assets totaling $17.4 billion for the year ended December 31, 2015 increased $2.4 billion, or 15.9 percent, as compared to 2014. Average loan balances increased $2.4 billion to $14.4 billion in 2015 and drove all of the $80.4 million increase in the interest income on a tax equivalent basis for loans as compared to 2014, which was partially offset by the low interest rates on new and renewed loans. The increase in average loans was primarily due to the aforementioned commercial real estate loans, automobile loans and secured personal lines of credit growth throughout the year and purchased participations in multi-family loans and whole 1-4 family loans. Average investment securities decreased $81.4 million to approximately $2.7 billion in 2015 primarily due to a lower level of reinvestment of principal and interest payments from investments due to the funding needs related to our organic and purchased loan growth during 2015. Average federal funds sold and other interest bearing deposits increased $100.8 million to $271.3 million for the year ended December 31, 2015 as compared to 2014 due to higher levels of overnight liquidity held primarily due to the timing of new loan originations and loan purchases, funds held from the issuance of subordinated notes in June 2015 used to repay the notes that matured in July 2015, and to a lesser extent, excess funds used for a portion of our prepayment of high cost borrowings in the fourth quarter of 2015.
Average interest bearing liabilities increased $1.6 billion to $12.9 billion for the year ended December 31, 2015 from the same period in 2014 mainly due to a $1.3 billion increase in average savings, NOW, and money market accounts mostly resulting from (1) $591.7 million in deposits assumed from 1st United, (2) increased use of brokered money market account balances in our loan growth funding strategy and other liquidity needs (including $500 million of such deposits we used to fund the prepayment of high cost borrowings totaling $795 million in late October 2015), and (3) approximately $46 million in average balances related to deposits assumed from CNL. Average time deposits also increased $704.5 million to $3.0 billion for 2015 as compared to 2014 mainly due to significant organic growth from retail time deposit campaigns in New Jersey, New York and Florida in the fourth quarter of 2014 and second quarter of 2015 and $256.5 million in deposits assumed from 1st United during the fourth quarter of 2014. Average short-term borrowings decreased $47.6 million to $243.2 million for 2015 as compared to 2014 mostly due to lower levels of overnight federal funds purchased and short-term FHLB advances utilized as short-term funding sources for loan growth throughout most of 2015. Average long-term borrowings decreased to approximately $2.5 billion for 2015 as compared to $2.8 billion in 2014 largely due to the prepayments of high cost borrowings of $275 million and $845 million in the fourth quarters of 2014 and 2015, respectively.
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

2016 Form 10-K	70

Net gains on sales of assets decreased $15.3 million for the year ended December 31, 2015 as compared to $18.1 million for 2014. The decrease in 2015 was mainly the result of a $17.8 million gain recognized in December 2014 from the sale of a Manhattan branch location.
Non-interest expense increased $95.8 million to $499.1 million for the year ended December 31, 2015 from $403.3 million for 2014. The increase from 2014 was mainly attributable to increases in the loss on extinguishment of debt, salaries and employee benefits, and net occupancy and equipment. The loss on extinguishment of debt totaling $51.1 million and $10.1 million for the years ended December 31, 2015 and December 31, 2014, respectively, entirely consisted of prepayment penalties incurred in connection with the early repayment of $845 million and $275 million in high cost long-term borrowings during the fourth quarters of 2015 and 2014, respectively. Salary and employee benefits expense increased by $28.3 million for the year ended December 31, 2015 across most categories as compared to 2014 largely due to the additional staffing expenses related to our acquisition of 1st United on November 1, 2014 and, to a much lesser extent, general increases in 2015 and the acquisition of CNL on December 1, 2015. Additionally, many of the back office efficiencies related to the 1st United transaction were not fully realized until after the systems conversion in the latter part of the first quarter of 2015. Within the salary and employee benefits category, medical health insurance expenses increased $2.4 million to $17.4 million during the year ended December 31, 2015 as compared to 2014 due, in part, to general cost increases, as well as the acquisition of 1st United. In addition, net occupancy and equipment expenses increased $16.0 million for the year ended December 31, 2015 as compared to 2014. The increase was largely due to additional rents and other costs associated with the 20 branch network acquired from 1st United in 2014, as well as a general increase in repairs and maintenance expenses. During the fourth quarter of 2015, we also recorded $2.6 million of additional lease obligation expense related to 15 planned branch closures for 2016.
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

71	2016 Form 10-K

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
	(in thousands except for share data)
Assets
Cash and due from banks	$220,791	$243,575
Interest bearing deposits with banks	171,710	170,225
Investment securities:
Held to maturity (fair value of $1,924,597 at December 31, 2016 and $1,621,039 at December 31, 2015)	1,925,572	1,596,385
Available for sale	1,297,373	1,506,861
Total investment securities	3,222,945	3,103,246
Loans held for sale, at fair value	57,708	16,382
Loans	17,236,103	16,043,107
Less: Allowance for loan losses	(114,419)	(106,178)
Net loans	17,121,684	15,936,929
Premises and equipment, net	291,180	298,943
Bank owned life insurance	391,830	387,542
Accrued interest receivable	66,816	63,554
Goodwill	690,637	686,339
Other intangible assets, net	45,484	48,882
Other assets	583,654	656,999
Total Assets	$22,864,439	$21,612,616
Liabilities
Deposits:
Non-interest bearing	$5,252,825	$4,914,285
Interest bearing:
Savings, NOW and money market	9,339,012	8,181,362
Time	3,138,871	3,157,904
Total deposits	17,730,708	16,253,551
Short-term borrowings	1,080,960	1,076,991
Long-term borrowings	1,433,906	1,810,728
Junior subordinated debentures issued to capital trusts	41,577	41,414
Accrued expenses and other liabilities	200,132	222,841
Total Liabilities	20,487,283	19,405,525
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; issued 4,600,000 shares at December 31, 2016 and 2015)	111,590	111,590
Common stock (no par value, authorized 332,023,233 shares; issued 263,804,877 shares at December 31, 2016 and 253,787,561 shares at December 31, 2015)	92,353	88,626
Surplus	2,044,401	1,927,399
Retained earnings	172,754	125,171
Accumulated other comprehensive loss	(42,093)	(45,695)
Treasury stock, at cost (166,047 common shares at December 31, 2016)	(1,849)	—
Total Shareholders’ Equity	2,377,156	2,207,091
Total Liabilities and Shareholders’ Equity	$22,864,439	$21,612,616

See accompanying notes to consolidated financial statements.

2016 Form 10-K	72

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$685,911	$633,199	$552,821
Interest and dividends on investment securities:
Taxable	58,143	52,050	62,458
Tax-exempt	15,537	14,568	14,683
Dividends	6,206	6,557	6,272
Interest on federal funds sold and other short-term investments	1,126	649	369
Total interest income	766,923	707,023	636,603
Interest Expense
Interest on deposits:
Savings, NOW and money market	39,787	24,824	19,671
Time	37,775	35,432	27,882
Interest on short-term borrowings	12,022	919	972
Interest on long-term borrowings and junior subordinated debentures	59,190	95,579	113,321
Total interest expense	148,774	156,754	161,846
Net Interest Income	618,149	550,269	474,757
Provision for credit losses	11,869	8,101	1,884
Net Interest Income After Provision for Credit Losses	606,280	542,168	472,873
Non-Interest Income
Trust and investment services	10,345	10,020	9,512
Insurance commissions	19,106	17,233	16,853
Service charges on deposit accounts	20,879	21,176	22,771
Gains on securities transactions, net	777	2,487	745
Fees from loan servicing	6,441	6,641	7,013
Gains on sales of loans, net	22,030	4,245	1,731
Gains on sales of assets, net	1,358	2,776	18,087
Bank owned life insurance	6,694	6,815	6,392
Change in FDIC loss-share receivable	(1,291)	(3,326)	(20,792)
Other	16,886	15,735	15,304
Total non-interest income	103,225	83,802	77,616
Non-Interest Expense
Salary and employee benefits expense	235,853	221,765	193,489
Net occupancy and equipment expense	87,140	90,521	74,492
FDIC insurance assessment	20,100	16,867	14,051
Amortization of other intangible assets	11,327	9,169	9,919
Professional and legal fees	17,755	18,945	16,859
Loss on extinguishment of debt	315	51,129	10,132
Amortization of tax credit investments	34,744	27,312	24,196
Telecommunication expenses	10,021	8,259	6,993
Other	58,870	55,108	53,124
Total non-interest expense	476,125	499,075	403,255
Income Before Income Taxes	233,380	126,895	147,234
Income tax expense	65,234	23,938	31,062
Net Income	168,146	102,957	116,172
Dividends on preferred stock	7,188	3,813	—
Net Income Available to Common Shareholders	$160,958	$99,144	$116,172
Earnings Per Common Share:
Basic	$0.63	$0.42	$0.56
Diluted	0.63	0.42	0.56
Cash Dividends Declared Per Common Share	0.44	0.44	0.44
Weighted Average Number of Common Shares Outstanding:
Basic	254,841,571	234,405,909	205,716,293
Diluted	255,268,336	234,437,000	205,716,293

See accompanying notes to consolidated financial statements.

73	2016 Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$168,146	$102,957	$116,172
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale
Net (losses) gains arising during the period	(4,293)	(2,000)	19,398
Less reclassification adjustment for net gains included in net income	(465)	(1,446)	(433)
Total	(4,758)	(3,446)	18,965
Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	417	(241)	1,334
Less reclassification adjustment for accretion of credit impairment losses included in net income	(539)	(424)	(383)
Total	(122)	(665)	951
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(2,461)	(7,239)	(12,147)
Less reclassification adjustment for net losses included in net income	7,641	4,127	3,886
Total	5,180	(3,112)	(8,261)
Defined benefit pension plan
Net gains (losses) arising during the period	3,298	3,444	(16,207)
Amortization of prior service cost	(181)	117	177
Amortization of net loss	185	462	132
Total	3,302	4,023	(15,898)
Total other comprehensive income (loss)	3,602	(3,200)	(4,243)
Total comprehensive income	$171,748	$99,757	$111,929

See accompanying notes to consolidated financial statements.

2016 Form 10-K	74

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2013	$—	199,593	$69,941	$1,403,375	$106,340	$(38,252)	$(364)	$1,541,040
Net income	—	—	—	—	116,172	—	—	116,172
Other comprehensive loss, net of tax	—	—	—	—	—	(4,243)	—	(4,243)
Cash dividends declared on common stock	—	—	—	—	(91,581)	—	—	(91,581)
Effect of stock incentive plan, net	—	1,299	234	6,269	(83)	—	(614)	5,806
Common stock issued	—	31,219	10,897	284,108	(3)	—	821	295,823
Balance - December 31, 2014	—	232,111	81,072	1,693,752	130,845	(42,495)	(157)	1,863,017
Net income	—	—	—	—	102,957	—	—	102,957
Other comprehensive loss, net of tax	—	—	—	—	—	(3,200)	—	(3,200)
Preferred stock issued	111,590	—	—	—	—	—	—	111,590
Cash dividends declared on preferred stock	—	—	—	—	(3,813)	—	—	(3,813)
Cash dividends declared on common stock	—	—	—	—	(104,753)	—	—	(104,753)
Effect of stock incentive plan, net	—	500	190	7,153	(30)	—	(2,598)	4,715
Common stock issued	—	21,177	7,364	226,494	(35)	—	2,755	236,578
Balance - December 31, 2015	111,590	253,788	88,626	1,927,399	125,171	(45,695)	—	2,207,091
Net income	—	—	—	—	168,146	—	—	168,146
Other comprehensive income, net of tax	—	—	—	—	—	3,602	—	3,602
Cash dividends declared on preferred stock	—	—	—	—	(7,188)	—	—	(7,188)
Cash dividends declared on common stock	—	—	—	—	(113,212)	—	—	(113,212)
Effect of stock incentive plan, net	—	57	365	10,737	(143)	—	(3,894)	7,065
Common stock issued	—	9,794	3,362	106,265	(20)	—	2,045	111,652
Balance - December 31, 2016	$111,590	263,639	$92,353	$2,044,401	$172,754	$(42,093)	$(1,849)	$2,377,156

See accompanying notes to consolidated financial statements.

75	2016 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$168,146	$102,957	$116,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,431	21,082	19,465
Stock-based compensation	10,032	7,575	7,489
Provision for credit losses	11,869	8,101	1,884
Net amortization of premiums and accretion of discounts on securities and borrowings	24,310	22,080	26,949
Amortization of other intangible assets	11,327	9,169	9,919
Gains on securities transactions, net	(777)	(2,487)	(745)
Proceeds from sales of loans held for sale	572,439	144,790	85,452
Gains on sales of loans, net	(22,030)	(4,245)	(1,731)
Originations of loans held for sale	(425,713)	(134,328)	(91,463)
Gains on sales of assets, net	(1,358)	(2,776)	(18,087)
Net deferred income tax expense	27,154	16,453	11,455
FDIC loss-share receivable (excluding reimbursements)	1,291	3,326	20,792
Net change in:
Trading securities	—	14,233	31
Fair value of borrowings hedged by derivative transactions	6,158	1,473	1,364
Cash surrender value of bank owned life insurance	(6,694)	(6,815)	(6,392)
Accrued interest receivable	(3,262)	(2,480)	423
Other assets	46,167	(74,589)	15,867
Accrued expenses and other liabilities	(24,313)	31,410	(14,868)
Net cash provided by operating activities	419,177	154,929	183,976
Cash flows from investing activities:
Net loan originations and purchases	(1,379,218)	(1,756,578)	(778,300)
Investment securities held to maturity:
Purchases	(669,157)	(239,608)	(397,186)
Sales	—	11,666	—
Maturities, calls and principal repayments	325,766	402,485	347,531
Investment securities available for sale:
Purchases	(679,530)	(594,327)	(28,415)
Sales	4,782	140,640	62,025
Maturities, calls and principal repayments	867,998	142,588	153,673
Death benefit proceeds from bank owned life insurance	2,406	—	—
Proceeds from sales of real estate property and equipment	20,560	23,861	43,360
Purchases of real estate property and equipment	(20,707)	(34,040)	(21,862)
(Payments to) reimbursements from the FDIC	(213)	1,889	5,582
Cash and cash equivalents acquired in acquisitions	—	201,025	102,025
Net cash used in investing activities	(1,527,313)	(1,700,399)	(511,567)

2016 Form 10-K	76

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$1,477,157	$1,051,660	$1,300,011
Net change in short-term borrowings	3,969	873,123	(151,470)
Proceeds from issuance of long-term borrowings, net	385,000	162,792	—
Repayments of long-term borrowings	(769,182)	(970,000)	(275,000)
Proceeds from issuance of preferred stock, net	—	111,590	—
Cash dividends paid to preferred shareholders	(7,188)	(3,813)	—
Cash dividends paid to common shareholders	(111,813)	(102,279)	(88,119)
Purchase of common shares to treasury	(3,191)	(2,108)	(1,688)
Common stock issued, net	112,085	7,898	5,096
Net cash provided by financing activities	1,086,837	1,128,863	788,830
Net change in cash and cash equivalents	(21,299)	(416,607)	461,239
Cash and cash equivalents at beginning of year	413,800	830,407	369,168
Cash and cash equivalents at end of year	$392,501	$413,800	$830,407

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$151,209	$159,170	$162,762
Federal and state income taxes	26,564	50,027	34,236

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$8,089	$8,828	$11,012
Loans transferred to loans held for sale	174,501	—	27,329
Acquisition:
Non-cash assets acquired:
Investments securities held to maturity	$—	$—	$7,930
Investment securities available for sale	—	327,152	216,074
Loans	—	822,716	1,160,269
Premises and equipment	—	8,550	11,234
Bank owned life insurance	—	5,090	25,224
Accrued interest receivable	—	3,741	3,792
Goodwill	—	113,587	148,115
Other intangible assets	—	18,616	9,750
Other assets	—	49,831	52,349
Total non-cash assets acquired	—	1,349,283	1,634,737
Liabilities assumed:
Deposits	—	1,167,725	1,414,843
Short-term borrowings	—	57,087	16,796
Long-term borrowings	—	90,738	—
Accrued expenses and other liabilities	—	5,156	13,900
Total liabilities assumed	—	1,320,706	1,445,539
Net non-cash assets acquired	$—	$28,577	$189,198
Net cash and cash equivalents acquired in acquisition	$—	$201,025	$102,025
Common stock issued in acquisition	$—	$229,602	$291,223
See accompanying notes to consolidated financial statements.

77	2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)
Business
Valley National Bancorp, a New Jersey Corporation (Valley), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services largely through its offices and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, and Florida. The Bank is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.
Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include, but are not limited to:

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	an asset management adviser that is a registered investment adviser with Securities and Exchange Commission (SEC);

•	title insurance agencies in New Jersey, New York and Florida;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
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

2016 Form 10-K	78

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $113.8 million and $59.9 million at December 31, 2016 and 2015, respectively.
Investment Securities
At the time of purchase, management generally elects to classify investment securities into one of two categories: held to maturity or available for sale. Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Investment securities to be held for indefinite periods are classified as available for sale and carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Realized gains or losses on the sale of available for sale are recognized by the specific identification method and are included in net gains on securities transactions. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets.
Quarterly, Valley evaluates its investment securities classified as held to maturity and available for sale for other-than-temporary impairment. Other-than-temporary impairment means Valley believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, Valley has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that Valley will be required to sell the security prior to recovery of its amortized cost basis. If neither of these circumstances applies to a security, but Valley does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the portion related to other factors is recognized in other comprehensive income or loss. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income or loss. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2016, 2015 and 2014.
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

79	2016 Form 10-K

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
Loans are deemed to be past due when the contractually required principal and interest payments have not been received as they become due. Loans are placed on non-accrual status generally, when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are generally applied against principal. A loan in which the borrowers’ obligation has not been released in bankruptcy courts may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.
Purchased Credit-Impaired Loans (Including Covered Loans)
Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio primarily consists of loans acquired in business combinations subsequent to 2011 and (covered) loans in which the Bank will share losses with the FDIC under loss-sharing agreements that have resulted from past FDIC-assisted transactions by Valley and acquired from 1st United Bancorp, Inc. (1st United) in 2014. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Interest income on PCI loans has been accounted for based on the acquired loans’ expected cash flows. The PCI loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.
The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). Any allowance for loan losses related to covered PCI loans is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC Loss-Share Receivable” below). Valley had no allowance reserves related to PCI loans at December 31, 2016 and 2015.
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
FDIC Loss-Share Receivable
Valley National Bank has several loss-share agreements with the FDIC (referred to as the “FDIC loss-share receivable” reported within other assets on Valley’s consolidated statements of financial condition) which relate to the LibertyPointe Bank and The Park Avenue Bank transactions entered into by Valley in 2010, as well as three prior FDIC-assisted transactions by 1st United (including Republic Federal Bank, The Bank of Miami and Old Harbor Bank) acquired by Valley in 2014. The FDIC loss-share receivable arising from the loss-share agreements is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

2016 Form 10-K	80

At the date of acquisition, the FDIC loss-share receivable was measured at its fair value based on expected future cash flows covered by the loss share agreements. In addition, the asset is based on the credit adjustments estimated for each loan pool and the loss-share percentages. Our FDIC loss-share receivable totaled $7.2 million and $8.3 million at December 31, 2016 and 2015, respectively. Although this asset represents a contractual receivable from the FDIC, there is no contractual interest rate associated with the asset.
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
Effective April 1, 2015, the losses on commercial related loans from the LibertyPointe Bank and The Park Avenue Bank transactions ceased to be covered under the loss-share agreements. Any recoveries, net of expenses, of losses incurred prior to April 1, 2015 on such loans will continue to be covered by the loss-sharing agreement through March 31, 2018. The losses on consumer related loans will continue to be covered under the loss-share agreements through March 31, 2020. Under the terms of the loss-sharing agreements for the LibertyPointe Bank and The Park Avenue Bank transaction, the FDIC is obligated to reimburse Valley for 80 percent and 95 percent, respectively, of any future losses on covered consumer loans up to certain aggregate loss limits.
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
Effective January 1, 2017, the losses on commercial related loans from the Old Harbor Bank transaction ceased to be covered under the loss-share agreement. Any recoveries, net of expenses, on losses incurred prior that date will be shared with the FDIC in accordance with the loss-share agreement through December 31, 2019. The losses on consumer related loans will continue to be covered under the loss-share agreement through October 31, 2021. Under the terms of this loss-sharing agreement with the FDIC, losses are shared on the acquired loans and other real estate owned portfolio up to 70 percent of those covered assets within certain aggregate loss limits.
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
The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-PCI loan portfolio and off-balance sheet unfunded letters of credit, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, Valley had no allowance reserves related to PCI loans at December 31, 2016 and 2015. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, estimating the appropriate loss look-back and loss emergence periods related to historical losses for each loan segment, providing specific reserves on impaired loans, and assigning incremental reserves where necessary based upon qualitative and economic outlook factors including numerous variables, such as the nature and trends of recent loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.

81	2016 Form 10-K

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
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the estimated current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Cash collections from non-accrual loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. Residential mortgage loans and consumer loans usually consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.
The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of the loans. Loans are evaluated based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and non-performing loan status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans and commercial real estate loans, and evaluated by the Loan Review Department on a test basis. Loans with a grade that is below “Pass” grade are adversely classified. See Note 5 for details. Any change in the credit risk grade of adversely classified performing and/or non-performing loans affects the amount of the related allowance. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically assign a valuation allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. Loans identified as losses by management are charged-off. Commercial loans are generally assessed for full or partial charge-off to the net realizable value for collateral dependent loans when a loan is between 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. Residential loans and home equity loans are generally charged-off to net realizable value when the loan is 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy). Automobile loans are fully charged-off when the loan is 120 days past due or partially charged-off to the net realizable value of collateral, if the collateral is recovered prior to such time. Unsecured consumer loans are generally fully charged-off when the loan is 150 days past due.
The allowance allocations for other loans (i.e., risk rated loans that are not adversely classified and loans that are not risk rated) are calculated by applying historical loss factors for each loan portfolio segment to the applicable outstanding loan portfolio balances. Loss factors are calculated using statistical analysis supplemented by management judgment. The statistical analysis considers historical default rates, historical loss severity in the event of default, and the average loss emergence period for each loan portfolio segment. The management analysis includes an evaluation of loan portfolio volumes, the composition and concentrations of credit, credit quality and current delinquency trends.
See Notes 5 and 6 for Valley’s loan credit quality and additional allowance disclosures.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from 3 years for capitalized software to up to 40 years for buildings. Leasehold improvements are amortized over the term of the lease or estimated useful life of the asset, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations. See Note 7 for further details.

2016 Form 10-K	82

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
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell), and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO and other repossessed assets totaled $10.6 million and $19.0 million (including $588 thousand and $5.0 million of OREO properties related to the FDIC-assisted transactions, which are subject to the loss-sharing agreements) at December 31, 2016 and 2015, respectively. At December 31, 2016, OREO included foreclosed residential real estate properties totaling $1.6 million. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $7.1 million at December 31, 2016.
Goodwill
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill is not amortized and is subject to an annual assessment for impairment. Currently, the goodwill impairment analysis is generally a two-step test. However, Valley may choose to perform an optional qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for one or more units in future periods. During 2016 and 2015, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units.
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

83	2016 Form 10-K

the unamortized cost of a stratified group of loan servicing rights exceeds its estimated fair value. Increases in the fair value of impaired loan servicing rights are recognized as a reduction of the valuation allowance, but not in excess of such allowance. The amortization of loan servicing rights is recorded in non-interest income.
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
Valley’s expense for income taxes includes the current and deferred portions of that expense. Deferred tax assets are recognized if, in management's judgment, their realizability is determined to be more likely than not. A valuation allowance is established to reduce deferred tax assets to the amount we expect to realize. Deferred income tax expense or benefit results from differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.
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
Earnings Per Common Share
In Valley's computation of the earnings per common share, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders (which is equal to net income less dividends on preferred stock). The

2016 Form 10-K	84

weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method.

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands, except for share data)
Net income available to common shareholders	$160,958	$99,144	$116,172
Basic weighted-average number of common shares outstanding	254,841,571	234,405,909	205,716,293
Plus: Common stock equivalents	426,765	31,091	—
Diluted weighted-average number of common shares outstanding	255,268,336	234,437,000	205,716,293
Earnings per common share:
Basic	$0.63	$0.42	$0.56
Diluted	0.63	0.42	0.56
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 4.0 million, 4.7 million, and 6.2 million of common shares for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Derivative Instruments and Hedging Activities
As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in cash flows or fair values caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to manage its exposure to interest rate movements related to a service for commercial lending customers, mortgage banking activities consisting of customer interest rate lock commitments and forward contracts to sell residential mortgage loans, and hybrid instruments, consisting of market linked certificates of deposit with an embedded swap contract. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in cash flows or fair value of the derivative hedging instrument with the changes in cash flows or fair value of the designated

85	2016 Form 10-K

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
New Authoritative Accounting Guidance
Accounting Standards Update (ASU) No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test guidance) to measure a goodwill impairment charge. Instead, an entity will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). In addition, ASU No. 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for Valley for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is not expected to have a significant impact on the presentation Valley's consolidated financial statements. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.
ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" clarifies on how certain cash receipts and cash payments should be classified and presented in the statement of cash flow. The ASU No. 2016-15 includes guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for Valley for fiscal years beginning after December 15, 2017 and it should be applied using a retrospective transition method to each period presented. ASU No. 2016-15 is not expected to have a significant impact on the presentation Valley's consolidated statements of cash flows.
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley expects that the new guidance will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the non-accretable difference (as defined in Note 5) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of the Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.
ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" simplifies several aspects of the stock compensation guidance in Topic 718 and other related guidance. The amendments focus on income tax accounting upon vesting or exercise of share-based payments, award classification, liability classification exception for statutory tax withholding requirements, estimating forfeitures, and cash flow presentation. ASU No. 2016-09 is effective for Valley for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 with an early adoption permitted. ASU No. 2016-09 is not expected to have a significant impact on Valley's consolidated financial statements.
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

2016 Form 10-K	86

approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Management is currently evaluating the impact of Topic 842 on Valley’s consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. Valley expects a gross-up of its consolidated statements of financial condition as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. Valley does not expect material changes to the recognition of operating lease expense in its consolidated statements of income.
ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities” requires that: (i) equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income, (ii) equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment with changes in value under either of these methods recognized in net income, (iii) entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value in other comprehensive income if it is related to instrument-specific credit risk, and (iv) entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities. ASU No. 2016-01 is effective for Valley for reporting periods beginning January 1, 2018 and is not expected to have a material effect on Valley’s consolidated financial statements.
ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which removes the requirement to categorize within the fair value hierarchy all investments for which the fair value is measured using the net asset value per share practical expedient. ASU No. 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU No. 2015-07 became effective for Valley for reporting periods after January 1, 2016 and did not have an impact on Valley's fair value measurement disclosures at Note 6.
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
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" implements a common revenue standard that clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” to further clarify the new guidance under Topic 606. ASU No. 2014-09 and its aforementioned amendments are effective on January 1, 2018. Management is currently evaluating by identification of revenue within the scope of the guidance to assess potential impact. Management has not yet identified any material changes in the timing of revenue recognition and it does not expect the new revenue guidance to have a significant impact on Valley’s consolidated financial statements.
BUSINESS COMBINATIONS (Note 2)
Masters Coverage Corp.
On January 4, 2016, Masters Coverage Corp., an all-line insurance agency that is a wholly-owned subsidiary of the Bank, acquired certain assets of an independent insurance agency located in New York. The purchase price totaled approximately $1.4 million in cash and future cash consideration.

CNLBancshares, Inc.
On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, $1.2 billion in deposits and 16 Florida branch offices at the date of its acquisition by Valley. The CNL acquisition increased Valley's Florida branch network to a total of 31 branches (after 5 branch closures mostly resulting from branch efficiency efforts during 2016) covering most major markets in central and southern Florida. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley common stock.

87	2016 Form 10-K

Merger expenses totaled $1.8 million for the year ended December 31, 2015, which largely related to professional and legal fees included in non-interest expense on the consolidated statements of income. Valley also recorded a $3.3 million charge within income tax expense during 2015, which mostly related to the effect of the CNL acquisition on the valuation of our deferred tax assets.

1st United Bancorp, Inc.
On November 1, 2014, Valley acquired 1st United Bancorp, Inc. (1st United) and its wholly-owned subsidiary, 1st United Bank, a commercial bank with approximately $1.7 billion in assets, $1.2 billion in loans, and $1.4 billion in deposits, before purchase accounting adjustments. The 1st United acquisition gave Valley its first Florida branch network consisting of 20 branches covering some of the most attractive urban banking markets in Florida, including locations throughout southeast Florida, the Treasure Coast, central Florida and central Gulf Coast regions. The common shareholders of 1st United received 0.89 of a share of Valley common stock for each 1st United share they owned prior to the merger. The total consideration for the acquisition was approximately $300 million, consisting of 30.7 million shares of Valley common stock and $8.9 million of cash consideration paid to 1st United stock option holders. In conjunction with the merger, Valley shareholders approved an amendment of its certificate of incorporation to increase its authorized common shares by 100 million shares during the third quarter of 2014.
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
See Note 8 for addition information regarding goodwill and intangible assets resulting from business combinations.

FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Note 3)
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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

2016 Form 10-K	88

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2016 and 2015. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,591	$49,591	$—	$—
U.S. government agency securities	23,041	—	23,041	—
Obligations of states and political subdivisions	119,767	—	119,767	—
Residential mortgage-backed securities	1,015,542	—	1,005,589	9,953
Trust preferred securities	8,009	—	6,074	1,935
Corporate and other debt securities	60,565	8,064	52,501	—
Equity securities	20,858	1,306	19,552	—
Total available for sale	1,297,373	58,961	1,226,524	11,888
Loans held for sale (1)	57,708	—	57,708	—
Other assets (2)	29,055	—	29,055	—
Total assets	$1,384,136	$58,961	$1,313,287	$11,888
Liabilities
Other liabilities (2)	$44,077	$—	$44,077	$—
Total liabilities	$44,077	$—	$44,077	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$5,385	$—	$—	$5,385
Loan servicing rights	6,489	—	—	6,489
Foreclosed assets (4)	4,532	—	—	4,532
Total	$16,406	$—	$—	$16,406

89	2016 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale (which consist of residential mortgages) are carried at fair value and had contractual unpaid principal balances totaling approximately $58.2 million and $16.1 million at December 31, 2016 and 2015, respectively.

(2)	Amount represents derivative financial instruments.

(3)	Excludes PCI loans.

(4)	Includes covered other real estate owned totaling $300 thousand and $4.2 million at December 31, 2016 and 2015, respectively.

2016 Form 10-K	90

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2016, 2015 and 2014 are summarized below:

	Available For Sale Securities
	2016	2015	2014
	(in thousands)
Balance, beginning of the period	$13,793	$19,309	$28,523
Net (losses) gains included in other comprehensive income	(203)	(1,072)	1,648
Sales	—	(2,674)	(7,718)
Settlements, net	(1,702)	(1,770)	(3,144)
Balance, end of the period	$11,888	$13,793	$19,309
There were no changes in unrealized gains or losses on Level 3 assets included in earnings during 2016, 2015 and 2014.
Transfers into and out of Level 3 assets are generally made in response to a decrease or an increase, respectively, in the availability of observable market data used in the securities’ pricing obtained primarily through independent pricing services or dealer market participants. See further details regarding the valuation techniques used for the fair value measurement of the financial instruments below. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2 during 2016 and 2015.
There have been no material changes in the valuation methodologies used at December 31, 2016 from December 31, 2015.
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
Available for sale securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.
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

91	2016 Form 10-K

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at December 31, 2016:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	15.0 - 22.5%	19.1%
		Default rate	3.6 - 33.2	9.0
		Loss severity	45.6 - 66.0	60.0
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
For the Level 3 available for sale residential mortgage-backed securities (consisting of four private label securities), cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk, and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.
For the Level 3 available for sale trust preferred securities (consisting of one pooled security), the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale.  The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2016 and 2015 based on the short duration these assets were held and the high credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2016 and 2015), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2016 and 2015.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The following valuation techniques were used for certain non-financial assets measured at fair value on a non-recurring basis, including impaired loans reported at the fair value of the underlying collateral, loan servicing rights and foreclosed assets, which are reported at fair value upon initial recognition or subsequent impairment as described below.

2016 Form 10-K	92

Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2016, appraisals were discounted up to 6.3 percent based on specific market data by location and property type. During 2016 and 2015, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $4.3 million and $5.4 million for the years ended December 31, 2016 and 2015, respectively. These collateral dependent impaired loans with a total recorded investment of $8.4 million and $15.8 million at December 31, 2016 and 2015, respectively, were reduced by specific valuation allowance allocations totaling $3.0 million and $352 thousand to a reported total net carrying amount of $5.4 million and $15.4 million at December 31, 2016 and 2015, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2016, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 27 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recognized net impairment charges on loan servicing rights totaling $611 thousand and $88 thousand for the years ended December 31, 2016 and 2014, respectively, as compared to net recoveries of impairment charges totaling $303 thousand for the year ended December 31, 2015.
Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. There were no adjustments to the appraisals of foreclosed assets at December 31, 2016. During the years ended December 31, 2016 and 2015, foreclosed assets measured at fair value upon initial recognition or subsequent re-measurement totaled $4.5 million and $16.7 million, respectively. The charge-offs of foreclosed assets to the allowance for loan losses totaled $1.7 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in losses of $1.0 million, $2.0 million and $4.7 million included in non-interest expense for the years ended December 31, 2016, 2015 and 2014, respectively.
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

93	2016 Form 10-K

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2016 and 2015 were as follows:

		December 31,
		2016		2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$220,791	$220,791	$243,575	$243,575
Interest bearing deposits with banks	Level 1	171,710	171,710	170,225	170,225
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,830	147,495	138,978	149,483
U.S. government agency securities	Level 2	11,329	11,464	12,859	13,130
Obligations of states and political subdivisions	Level 2	566,590	577,826	504,865	527,263
Residential mortgage-backed securities	Level 2	1,112,460	1,102,802	852,289	855,272
Trust preferred securities	Level 2	59,804	47,290	59,785	46,437
Corporate and other debt securities	Level 2	36,559	37,720	27,609	29,454
Total investment securities held to maturity		1,925,572	1,924,597	1,596,385	1,621,039
Net loans	Level 3	17,121,684	16,756,655	15,936,929	15,824,475
Accrued interest receivable	Level 1	66,816	66,816	63,554	63,554
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	147,127	147,127	145,068	145,068
Financial liabilities
Deposits without stated maturities	Level 1	14,591,837	14,591,837	13,095,647	13,095,647
Deposits with stated maturities	Level 2	3,138,871	3,160,572	3,157,904	3,203,389
Short-term borrowings	Level 1	1,080,960	1,081,751	1,076,991	1,076,991
Long-term borrowings	Level 2	1,433,906	1,523,386	1,810,728	1,945,741
Junior subordinated debentures issued to capital trusts	Level 2	41,577	45,785	41,414	44,127
Accrued interest payable (2)	Level 1	10,675	10,675	13,110	13,110

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

2016 Form 10-K	94

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
Short-term and long-term borrowings.  The carrying amounts of certain short-term borrowings, including securities sold under agreement to repurchase and FHLB borrowings (and from time to time, federal funds purchased) approximate their fair values because they frequently re-price to a market rate. The fair values of other short-term and long-term borrowings are estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When quoted prices are unavailable, the fair values of the borrowings are estimated by discounting the estimated future cash flows using current market discount rates of financial instruments with similar characteristics, terms and remaining maturity.
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

95	2016 Form 10-K

INVESTMENT SECURITIES (Note 4)

Held to Maturity
The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2016 and 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016
U.S. Treasury securities	$138,830	$8,665	$—	$147,495
U.S. government agency securities	11,329	135	—	11,464
Obligations of states and political subdivisions:
Obligations of states and state agencies	252,185	6,692	(1,428)	257,449
Municipal bonds	314,405	6,438	(466)	320,377
Total obligations of states and political subdivisions	566,590	13,130	(1,894)	577,826
Residential mortgage-backed securities	1,112,460	8,432	(18,090)	1,102,802
Trust preferred securities	59,804	40	(12,554)	47,290
Corporate and other debt securities	36,559	1,190	(29)	37,720
Total investment securities held to maturity	$1,925,572	$31,592	$(32,567)	$1,924,597
December 31, 2015
U.S. Treasury securities	$138,978	$10,505	$—	$149,483
U.S. government agency securities	12,859	271	—	13,130
Obligations of states and political subdivisions:
Obligations of states and state agencies	194,547	10,538	(10)	205,075
Municipal bonds	310,318	11,955	(85)	322,188
Total obligations of states and political subdivisions	504,865	22,493	(95)	527,263
Residential mortgage-backed securities	852,289	11,018	(8,035)	855,272
Trust preferred securities	59,785	36	(13,384)	46,437
Corporate and other debt securities	27,609	1,894	(49)	29,454
Total investment securities held to maturity	$1,596,385	$46,217	$(21,563)	$1,621,039

2016 Form 10-K	96

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2016 and 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2016
Obligations of states and political subdivisions:
Obligations of states and state agencies	$98,114	$(1,428)	$—	$—	$98,114	$(1,428)
Municipal bonds	27,368	(466)	—	—	27,368	(466)
Total obligations of states and political subdivisions	125,482	(1,894)	—	—	125,482	(1,894)
Residential mortgage-backed securities	692,108	(14,420)	114,505	(3,670)	806,613	(18,090)
Trust preferred securities			45,898	(12,554)	45,898	(12,554)
Corporate and other debt securities	2,971	(29)	—	—	2,971	(29)
Total	$820,561	$(16,343)	$160,403	$(16,224)	$980,964	$(32,567)
December 31, 2015
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,837	$(5)	$1,965	$(5)	$8,802	$(10)
Municipal bonds	8,814	(72)	10,198	(13)	19,012	(85)
Total obligations of states and political subdivisions	15,651	(77)	12,163	(18)	27,814	(95)
Residential mortgage-backed securities	244,440	(2,916)	162,756	(5,119)	407,196	(8,035)
Trust preferred securities	—	—	45,047	(13,384)	45,047	(13,384)
Corporate and other debt securities	2,951	$(49)	$—	$—	$2,951	$(49)
Total	$263,042	$(3,042)	$219,966	$(18,521)	$483,008	$(21,563)
The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2016 was 132 as compared to 74 at December 31, 2015.
The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at December 31, 2016 mostly related to investment grade securities issued by Ginnie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at December 31, 2016 primarily related to four non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2016.

Management does not believe that any individual unrealized loss as of December 31, 2016 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

During 2015, Valley sold one corporate debt security classified as held to maturity with an amortized cost of $9.8 million. See "Realized Gains and Losses" section below for further details regarding this transaction.

97	2016 Form 10-K

As of December 31, 2016, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $968.0 million.
The contractual maturities of investments in debt securities held to maturity at December 31, 2016 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$85,139	$85,139
Due after one year through five years	191,207	199,327
Due after five years through ten years	364,471	377,665
Due after ten years	172,295	159,664
Residential mortgage-backed securities	1,112,460	1,102,802
Total investment securities held to maturity	$1,925,572	$1,924,597
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.7 years at December 31, 2016.

2016 Form 10-K	98

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2016 and 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016
U.S. Treasury securities	$51,020	$6	$(1,435)	$49,591
U.S. government agency securities	22,815	232	(6)	23,041
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,696	70	(424)	40,342
Municipal bonds	80,045	147	(767)	79,425
Total obligations of states and political subdivisions	120,741	217	(1,191)	119,767
Residential mortgage-backed securities	1,029,827	2,061	(16,346)	1,015,542
Trust preferred securities*	10,164	—	(2,155)	8,009
Corporate and other debt securities	60,651	436	(522)	60,565
Equity securities	20,505	1,114	(761)	20,858
Total investment securities available for sale	$1,315,723	$4,066	$(22,416)	$1,297,373
December 31, 2015
U.S. Treasury securities	$551,173	$4	$(1,704)	$549,473
U.S. government agency securities	29,316	665	(18)	29,963
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,285	196	(67)	44,414
Municipal bonds	80,717	209	(374)	80,552
Total obligations of states and political subdivisions	125,002	405	(441)	124,966
Residential mortgage-backed securities	701,764	3,348	(8,684)	696,428
Trust preferred securities*	10,458	—	(2,054)	8,404
Corporate and other debt securities	78,202	1,239	(1,889)	77,552
Equity securities	21,022	575	(1,522)	20,075
Total investment securities available for sale	$1,516,937	$6,236	$(16,312)	$1,506,861

*	Includes two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at December 31, 2016 and 2015.

99	2016 Form 10-K

The age of unrealized losses and fair value of related securities available for sale at December 31, 2016 and 2015 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2016
U.S. Treasury securities	$48,660	$(1,435)	$—	$—	$48,660	$(1,435)
U.S. government agency securities	2,530	(4)	4,034	(2)	6,564	(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	28,628	(404)	753	(20)	29,381	(424)
Municipal bonds	42,573	(506)	11,081	(261)	53,654	(767)
Total obligations of states and political subdivisions	71,201	(910)	11,834	(281)	83,035	(1,191)
Residential mortgage-backed securities	788,030	(11,889)	132,718	(4,457)	920,748	(16,346)
Trust preferred securities			8,009	(2,155)	8,009	(2,155)
Corporate and other debt securities	32,292	(294)	15,192	(228)	47,484	(522)
Equity securities	—	—	14,883	(761)	14,883	(761)
Total	$942,713	$(14,532)	$186,670	$(7,884)	$1,129,383	$(22,416)
December 31, 2015
U.S. Treasury securities	$548,538	$(1,704)	$—	$—	$548,538	$(1,704)
U.S. government agency securities	3,489	(5)	4,736	(13)	8,225	(18)
Obligations of states and political subdivisions:
Obligations of states and state agencies	24,359	(67)	—	—	24,359	(67)
Municipal bonds	38,207	(128)	13,551	(246)	51,758	(374)
Total obligations of states and political subdivisions	62,566	(195)	13,551	(246)	76,117	(441)
Residential mortgage-backed securities	293,615	(4,147)	164,010	(4,537)	457,625	(8,684)
Trust preferred securities	—	—	8,404	(2,054)	8,404	(2,054)
Corporate and other debt securities	21,203	(471)	36,137	(1,418)	57,340	(1,889)
Equity securities	—	—	14,273	(1,522)	14,273	(1,522)
Total	$929,411	$(6,522)	$241,111	$(9,790)	$1,170,522	$(16,312)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2016 was 298 as compared to 291 at December 31, 2015.
The unrealized losses more than twelve months for the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2016 largely related to several investment grade securities mainly issued by Ginnie Mae.
The unrealized losses for trust preferred securities at December 31, 2016 in the more than twelve months category in the table above entirely relate to 2 pooled trust preferred securities with a combined amortized cost of $10.2 million and a fair value of $8.0 million. One of the two pooled trust preferred securities had an unrealized loss of $1.3 million and an investment grade rating at December 31, 2016.
As of December 31, 2016, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $537.4 million.

2016 Form 10-K	100

The contractual maturities of investments securities available for sale at December 31, 2016 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$18,770	$18,654
Due after one year through five years	73,904	74,158
Due after five years through ten years	114,174	112,063
Due after ten years	58,543	56,098
Residential mortgage-backed securities	1,029,827	1,015,542
Equity securities	20,505	20,858
Total investment securities available for sale	$1,315,723	$1,297,373
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2016 was 8.6 years.
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
Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities (including two pooled securities), corporate bonds, perpetual preferred securities and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including two pooled trust preferred securities), corporate bonds, and perpetual preferred securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
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
For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2016 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.

101	2016 Form 10-K

Management does not believe that any individual unrealized loss as of December 31, 2016 represents an other-than-temporary impairment, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
At December 31, 2016, approximately 43 percent of the $686.4 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York, Utah and Maryland. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $20.3 million and $20.8 million, respectively, at December 31, 2016. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. Substantially all of these investments are investment grade. As of December 31, 2016, these securities are expected to perform in accordance with their contractual terms and, as a result, Valley expects to recover the entire amortized cost basis of these securities.

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
The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2016. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.
Other-Than-Temporarily Impaired Securities
There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2016 , 2015 and 2014. At December 31, 2016, four previously impaired private label mortgage-backed securities had a combined amortized cost of $10.2 million and fair value of $9.9 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost of $2.8 million and fair value of $1.9 million, respectively.
The previously impaired trust preferred securities discussed above were not accruing interest during the years ended December 31, 2016, 2015, and 2014. See Note 1 for details regarding Valley's policy for the recognition of interest on impaired debt securities.
The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income or loss for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Balance, beginning of period	$5,837	$8,947	$9,990
Accretion of credit loss impairment due to an increase in expected cash flows	(921)	(728)	(661)
Sales	—	(2,382)	(382)
Balance, end of period	$4,916	$5,837	$8,947

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

2016 Form 10-K	102

receive over the remaining life of the credit impaired debt security, (ii) the security matures, (iii) the security is fully written down, or (iv) Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities.
Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(in thousands)
Sales transactions:
Gross gains	$271	$3,274	$746
Gross losses	(58)	(947)	(2)
	$213	$2,327	$744
Maturities and other securities transactions:
Gross gains	$615	$293	$10
Gross losses	(51)	(133)	(9)
	$564	$160	$1
Gains on securities transactions, net	$777	$2,487	$745

LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2016 and 2015 was as follows:

	December 31, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,357,018	$281,177	$2,638,195	$2,156,549	$383,942	$2,540,491
Commercial real estate:
Commercial real estate	7,628,328	1,091,339	8,719,667	6,069,532	1,355,104	7,424,636
Construction	710,266	114,680	824,946	607,694	147,253	754,947
Total commercial real estate loans	8,338,594	1,206,019	9,544,613	6,677,226	1,502,357	8,179,583
Residential mortgage	2,684,195	183,723	2,867,918	2,912,079	218,462	3,130,541
Consumer:
Home equity	376,213	92,796	469,009	391,809	119,394	511,203
Automobile	1,139,082	145	1,139,227	1,238,826	487	1,239,313
Other consumer	569,499	7,642	577,141	426,147	15,829	441,976
Total consumer loans	2,084,794	100,583	2,185,377	2,056,782	135,710	2,192,492
Total loans	$15,464,601	$1,771,502	$17,236,103	$13,802,636	$2,240,471	$16,043,107

*	PCI loans include covered loans (mostly consisting of residential mortgage and commercial real estate loans) totaling $70.4 million and $122.3 million at December 31, 2016 and 2015, respectively.

Total non-PCI loans are net of unearned premiums and deferred loan costs totaling $15.3 million and $3.5 million at December 31, 2016 and 2015, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $1.9 billion and $2.4 billion at December 31, 2016 and 2015, respectively.

Valley transferred $174.5 million of residential mortgage loans from the loan portfolio to loans held for sale during the third quarter of 2016. These loans were sold during the fourth quarter of 2016 resulting in net gains totaling $7.3 million. Exclusive of such transfers, there were no other sales or transfers of loans from the held for investment portfolio during 2016 and 2015.

103	2016 Form 10-K

Purchased Credit-Impaired Loans (Including Covered Loans)
PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $70.4 million and $122.3 million at December 31, 2016 and 2015, respectively. See Note 1 for additional information.
The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Balance, beginning of period	$415,179	$336,208
Acquisition	—	126,930
Accretion	(107,482)	(105,078)
Net (decrease) increase in expected cash flows	(9,989)	57,119
Other, net	(3,194)	—
Balance, end of period	$294,514	$415,179
The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease in the expected cash flows totaling approximately $10.0 million for 2016 was largely due to better than expected collections, including loan prepayments, within certain loan pools which reduced the remaining reforecasted accretable yield during the fourth quarter of 2016. The net increase of $57.1 million during 2015 was mainly related to a decrease in the expected losses for certain loan pools during the fourth quarter of 2015.
FDIC Loss-Share Receivable
The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.2 million and $8.3 million at December 31, 2016 and 2015, respectively. The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $1.3 million, $3.3 million and $20.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2016:

2016
(in thousands)
Outstanding at beginning of year	$191,566
New loans and advances	26,736
Repayments	(52,982)
Outstanding at end of year	$165,320
All loans to related parties are performing as of December 31, 2016.

2016 Form 10-K	104

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
Commercial and industrial loans.  A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $455.5 million and $386.6 million at December 31, 2016 and 2015, respectively. The commercial portfolio also includes taxi medallion loans, most of which consist of loans to fleet owners of New York City medallions. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees whenever possible. While the vast majority of these loans are performing at December 31, 2016, we continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuations for taxi medallions due to competing car service providers and other factors.
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

105	2016 Form 10-K

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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (including those secured by cash surrender value of life insurance), credit card loans and personal loans. Unsecured consumer loans totaled approximately $20.6 million and $18.8 million, including $7.0 million and $7.1 million of credit card loans, at December 31, 2016 and 2015, respectively. Valley believes the aggregate risk exposure of these loans and lines of credit was not significant at December 31, 2016.
Credit Quality
The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2016 and 2015:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2016
Commercial and industrial	$6,705	$5,010	$142	$8,465	$20,322	$2,336,696	$2,357,018
Commercial real estate:
Commercial real estate	5,894	8,642	474	15,079	30,089	7,598,239	7,628,328
Construction	6,077	—	1,106	715	7,898	702,368	710,266
Total commercial real estate loans	11,971	8,642	1,580	15,794	37,987	8,300,607	8,338,594
Residential mortgage	12,005	3,564	1,541	12,075	29,185	2,655,010	2,684,195
Consumer loans:
Home equity	929	415	—	1,028	2,372	373,841	376,213
Automobile	3,192	723	188	146	4,249	1,134,833	1,139,082
Other consumer	76	9	21	—	106	569,393	569,499
Total consumer loans	4,197	1,147	209	1,174	6,727	2,078,067	2,084,794
Total	$34,878	$18,363	$3,472	$37,508	$94,221	$15,370,380	$15,464,601

2016 Form 10-K	106

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2015
Commercial and industrial	$3,920	$524	$213	$10,913	$15,570	$2,140,979	$2,156,549
Commercial real estate:
Commercial real estate	2,684	—	131	24,888	27,703	6,041,829	6,069,532
Construction	1,876	2,799	—	6,163	10,838	596,856	607,694
Total commercial real estate loans	4,560	2,799	131	31,051	38,541	6,638,685	6,677,226
Residential mortgage	6,681	1,626	1,504	17,930	27,741	2,884,338	2,912,079
Consumer loans:
Home equity	1,308	111	—	2,088	3,507	388,302	391,809
Automobile	1,969	491	164	118	2,742	1,236,084	1,238,826
Other consumer	71	24	44	—	139	426,008	426,147
Total consumer loans	3,348	626	208	2,206	6,388	2,050,394	2,056,782
Total	$18,509	$5,575	$2,056	$62,100	$88,240	$13,714,396	$13,802,636
If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.1 million, $3.5 million, and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively; none of these amounts were included in interest income during these periods.
Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

107	2016 Form 10-K

The following table presents the information about impaired loans by loan portfolio class at December 31, 2016 and 2015:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2016
Commercial and industrial	$3,609	$27,031	$30,640	$35,957	$5,864
Commercial real estate:
Commercial real estate	21,318	36,974	58,292	60,267	3,612
Construction	1,618	2,379	3,997	3,997	260
Total commercial real estate loans	22,936	39,353	62,289	64,264	3,872
Residential mortgage	8,398	9,958	18,356	19,712	725
Consumer loans:
Home equity	1,182	2,352	3,534	3,626	70
Total consumer loans	1,182	2,352	3,534	3,626	70
Total	$36,125	$78,694	$114,819	$123,559	$10,531
December 31, 2015
Commercial and industrial	$7,863	$17,851	$25,714	$33,071	$3,439
Commercial real estate:
Commercial real estate	30,113	37,440	67,553	71,263	3,354
Construction	8,847	5,530	14,377	14,387	317
Total commercial real estate loans	38,960	42,970	81,930	85,650	3,671
Residential mortgage	7,842	14,770	22,612	24,528	1,377
Consumer loans:
Home equity	263	1,869	2,132	2,224	295
Total consumer loans	263	1,869	2,132	2,224	295
Total	$54,928	$77,460	$132,388	$145,473	$8,782
Interest income recognized on a cash basis for impaired loans classified as non-accrual totaled $207 thousand, $1.3 million and $735 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$36,552	$1,045	$28,451	$893	$30,485	$1,114
Commercial real estate:
Commercial real estate	59,633	2,122	77,154	2,380	74,256	2,488
Construction	5,790	182	16,399	534	21,515	547
Total commercial real estate loans	65,423	2,304	93,553	2,914	95,771	3,035
Residential mortgage	21,340	874	24,435	728	26,863	812
Consumer loans:
Home equity	2,626	68	3,852	111	2,214	49
Total consumer loans	2,626	68	3,852	111	2,214	49
Total	$125,941	$4,291	$150,291	$4,646	$155,333	$5,010

2016 Form 10-K	108

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
Performing TDRs (not reported as non-accrual loans) totaled $85.2 million and $77.6 million as of December 31, 2016 and 2015, respectively. Non-performing TDRs totaled $10.6 million and $21.0 million as of December 31, 2016 and 2015, respectively.
The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2016 and 2015. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2016 and 2015, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
December 31, 2016
Commercial and industrial	19	$18,186	$16,277
Commercial real estate:
Commercial real estate	4	8,325	7,092
Construction	3	2,922	3,626
Total commercial real estate	7	11,247	10,718
Residential mortgage	7	1,867	1,826
Consumer	1	54	51
Total	34	$31,354	$28,872
December 31, 2015
Commercial and industrial	17	$8,409	$6,793
Commercial real estate:
Commercial real estate	5	6,768	6,709
Construction	2	646	1,391
Total commercial real estate	7	7,414	8,100
Residential mortgage	7	2,659	2,603
Consumer	2	1,111	1,095
Total	33	$19,593	$18,591

The total TDRs presented in the table above had allocated specific reserves for loan losses that totaled $4.8 million and $1.4 million at December 31, 2016 and 2015, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. Partial loan charge-offs related to loans modified as TDRs presented in the table above totaled $320 thousand during 2015. There were no loan charge-offs related to loans modified as TDRs during 2016.

109	2016 Form 10-K

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016		2015
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	1	$129
Commercial real estate	2	357	1	87
Residential mortgage	4	853	1	214
Consumer	—	—	1	75
Total	6	$1,210	4	$505
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

The following table presents the risk category of loans by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2016 and 2015.

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2016
Commercial and industrial	$2,246,457	$44,316	$64,649	$1,596	$2,357,018
Commercial real estate	7,486,469	57,591	84,268	—	7,628,328
Construction	708,070	200	1,996	—	710,266
Total	$10,440,996	$102,107	$150,913	$1,596	$10,695,612
December 31, 2015
Commercial and industrial	$2,049,752	$68,243	$36,254	$2,300	$2,156,549
Commercial real estate	5,893,354	79,279	96,899	—	6,069,532
Construction	596,530	1,102	10,062	—	607,694
Total	$8,539,636	$148,624	$143,215	$2,300	$8,833,775

2016 Form 10-K	110

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2016 and 2015:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2016
Residential mortgage	$2,672,120	$12,075	$2,684,195
Home equity	375,185	1,028	376,213
Automobile	1,138,936	146	1,139,082
Other consumer	569,499	—	569,499
Total	$4,755,740	$13,249	$4,768,989
December 31, 2015
Residential mortgage	$2,894,149	$17,930	$2,912,079
Home equity	389,721	2,088	391,809
Automobile	1,238,708	118	1,238,826
Other consumer	426,147	—	426,147
Total	$4,948,725	$20,136	$4,968,861

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2016 and 2015:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2016
Commercial and industrial	$272,483	$8,694	$281,177
Commercial real estate	1,080,376	10,963	1,091,339
Construction	113,370	1,310	114,680
Residential mortgage	179,793	3,930	183,723
Consumer	98,469	2,114	100,583
Total	$1,744,491	$27,011	$1,771,502
December 31, 2015
Commercial and industrial	$373,665	$10,277	$383,942
Commercial real estate	1,342,030	13,074	1,355,104
Construction	141,547	5,706	147,253
Residential mortgage	214,713	3,749	218,462
Consumer	129,891	5,819	135,710
Total	$2,201,846	$38,625	$2,240,471

111	2016 Form 10-K

ALLOWANCE FOR CREDIT LOSSES (Note 6)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at December 31, 2016 and 2015.
The following table summarizes the allowance for credit losses at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$114,419	$106,178
Allowance for unfunded letters of credit	2,185	2,189
Total allowance for credit losses	$116,604	$108,367
The following table summarizes the provision for credit losses for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$11,873	$7,846	$3,445
Provision for unfunded letters of credit	(4)	255	(1,561)
Total provision for credit losses	$11,869	$8,101	$1,884
The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2016
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$—	$106,178
Loans charged-off	(5,990)	(650)	(866)	(3,463)	—	(10,969)
Charged-off loans recovered	2,852	2,057	774	1,654	—	7,337
Net charge-offs	(3,138)	1,407	(92)	(1,809)	—	(3,632)
Provision for loan losses	5,191	6,438	(831)	1,075		11,873
Ending balance	$50,820	$55,851	$3,702	$4,046	$—	$114,419
December 31, 2015
Allowance for loan losses:
Beginning balance	$43,676	$42,840	$5,093	$5,179	$5,565	$102,353
Loans charged-off	(7,928)	(2,790)	(813)	(3,441)	—	(14,972)
Charged-off loans recovered	7,233	1,759	421	1,538	—	10,951
Net charge-offs	(695)	(1,031)	(392)	(1,903)	—	(4,021)
Provision for loan losses	5,786	6,197	(76)	1,504	(5,565)	7,846
Ending balance	$48,767	$48,006	$4,625	$4,780	$—	$106,178

During 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses, including both changes to look-back periods for certain portfolios, as well as enhancements to its qualitative factor framework. The enhancements were meant to increase the level of precision in the allowance for credit losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have

2016 Form 10-K	112

been included in the qualitative framework for the respective portfolios (reported in the table above) at December 31, 2016 and 2015. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture. See Note 1 to the consolidated financial statements for additional information regarding our allowance for loan losses.
The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2016 and 2015. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$5,864	$3,872	$725	$70	$10,531
Collectively evaluated for impairment	44,956	51,979	2,977	3,976	103,888
Total	$50,820	$55,851	$3,702	$4,046	$114,419
Loans:
Individually evaluated for impairment	$30,640	$62,289	$18,356	$3,534	$114,819
Collectively evaluated for impairment	2,326,378	8,276,305	2,665,839	2,081,260	15,349,782
Loans acquired with discounts related to credit quality	281,177	1,206,019	183,723	100,583	1,771,502
Total	$2,638,195	$9,544,613	$2,867,918	$2,185,377	$17,236,103
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$3,439	$3,671	$1,377	$295	$8,782
Collectively evaluated for impairment	45,328	44,335	3,248	4,485	97,396
Total	$48,767	$48,006	$4,625	$4,780	$106,178
Loans:
Individually evaluated for impairment	$25,714	$81,930	$22,612	$2,132	$132,388
Collectively evaluated for impairment	2,130,835	6,595,296	2,889,467	2,054,650	13,670,248
Loans acquired with discounts related to credit quality	383,942	1,502,357	218,462	135,710	2,240,471
Total	$2,540,491	$8,179,583	$3,130,541	$2,192,492	$16,043,107
PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2016 and 2015, premises and equipment, net consisted of:

	2016	2015
	(in thousands)
Land	$78,116	$80,519
Buildings	210,012	211,923
Leasehold improvements	73,405	70,314
Furniture and equipment	240,424	224,340
Total premises and equipment	601,957	587,096
Accumulated depreciation and amortization	(310,777)	(288,153)
Total premises and equipment, net	$291,180	$298,943
Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2016, 2015 and 2014 was approximately $24.4 million, $21.1 million, and $19.5 million, respectively.

113	2016 Form 10-K

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2014	$20,517	$168,922	$252,900	$133,553	$575,892
Goodwill from business combinations	—	30,197	61,360	18,890	110,447
Balance at December 31, 2015	$20,517	$199,119	$314,260	$152,443	$686,339
Goodwill from business combinations	701	984	1,998	615	4,298
Balance at December 31, 2016	$21,218	$200,103	$316,258	$153,058	$690,637

*	Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. During 2016, goodwill from business combinations primarily related to the effect of the combined adjustments to the estimated fair values of the acquired assets and liabilities as of the acquisition date of CNL, as well as $701 thousand of goodwill from the acquisition of certain assets from an independent insurance agency during the first quarter of 2016. The adjustments mostly related to the fair value of certain PCI loans, core deposit intangibles and time deposits which, resulted in an increase in goodwill totaling $3.6 million. There was no impairment of goodwill during the years ended December 31, 2016, 2015 and 2014.
The following tables summarize other intangible assets as of December 31, 2016 and 2015:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2016
Loan servicing rights	$73,002	$(52,634)	$(900)	$19,468
Core deposits	61,504	(37,562)	—	23,942
Other	4,087	(2,013)	—	2,074
Total other intangible assets	$138,593	$(92,209)	$(900)	$45,484
December 31, 2015
Loan servicing rights	$75,932	$(59,251)	$(289)	$16,392
Core deposits	62,714	(31,934)	—	30,780
Other	4,374	(2,664)	—	1,710
Total other intangible assets	$143,020	$(93,849)	$(289)	$48,882
Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 20 years. In 2016, Valley recorded $660 thousand in other intangibles, consisting of customer lists acquired from an independent insurance agency. In 2015, Valley recorded $19.3 million in core deposit intangibles resulting from the CNL acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2016, 2015 and 2014.

2016 Form 10-K	114

The following table summarizes the change in loan servicing rights during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Loan servicing rights
Balance at beginning of year	$16,681	$20,446	$26,068
Origination of loan servicing rights	8,479	1,696	1,065
Amortization expense	(4,792)	(5,461)	(6,687)
Balance at end of year	$20,368	$16,681	$20,446
Valuation allowance
Balance at beginning of year	$(289)	$(592)	$(504)
Impairment adjustment	(611)	303	(88)
Balance at end of year	$(900)	$(289)	$(592)
Balance at end of year, net of valuation allowance	$19,468	$16,392	$19,854
Loan servicing rights are accounted for using the amortization method (see Note 1 for more details).
The Bank is a servicer of residential mortgage and SBA loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $2.5 billion, $2.1 billion and $2.3 billion at December 31, 2016, 2015 and 2014, respectively. The SBA loans serviced by the Bank for third-party investors totaled $23.8 million, $32.3 million and $26.9 million at December 31, 2016, 2015 and 2014, respectively. The outstanding balance of all loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including recoveries and net impairment charges on loan servicing rights (reflected in the table above), of $11.3 million, $9.2 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2017	$4,888	$4,842	$280
2018	3,989	4,215	249
2019	3,101	3,671	235
2020	2,417	3,127	220
2021	1,771	2,582	206
DEPOSITS (Note 9)
Included in time deposits are certificates of deposit over $100 thousand totaling $1.7 billion at both December 31, 2016 and 2015. Interest expense on time deposits of $100 thousand or more totaled approximately $1.5 million, $4.0 million, and $5.9 million in 2016, 2015 and 2014, respectively.

The scheduled maturities of time deposits as of December 31, 2016 are as follows:

Year	Amount
(in thousands)
2017	$2,122,906
2018	473,924
2019	98,763
2020	147,548
2021	162,687
Thereafter	133,043
Total time deposits	$3,138,871

115	2016 Form 10-K

Deposits from certain directors, executive officers and their affiliates totaled $85.6 million and $57.3 million at December 31, 2016 and 2015, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Securities sold under agreements to repurchase	$298,960	$500,991
Federal funds purchased	—	50,000
FHLB advances	782,000	526,000
Total short-term borrowings	$1,080,960	$1,076,991
The weighted average interest rate for short-term borrowings was 0.65 percent and 0.69 percent at December 31, 2016 and 2015, respectively.
Long-Term Borrowings
Long-term borrowings at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
FHLB advances, net (1)	$1,031,666	$1,272,591
Securities sold under agreements to repurchase	165,000	307,500
Subordinated debt, net (2)	236,731	230,573
Other	509	64
Total long-term borrowings	$1,433,906	$1,810,728

(1)	FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $18.3 million and $3.6 million at December 31, 2016 and 2015, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $1.9 million and $2.2 million at December 31, 2016 and 2015, respectively.
In August 2016, Valley prepaid $355 million and $50 million of the long-term FHLB advances and securities sold under agreements to repurchase, respectively. These prepaid borrowings, which had contractual maturity dates in 2018 and a total average interest rate of 3.69 percent, were funded with a new fixed-rate five-year FHLB advance totaling $405.0 million. The transaction was accounted for as a debt modification under U.S. GAAP. As a result, the new advance has an adjusted annual interest rate of 2.51 percent, after amortization of prepayment penalties totaling $20.0 million paid to the FHLB.
In May 2016, Valley prepaid $87 million of FHLB advances assumed in the acquisition of CNL. The prepayment was entirely funded by cash balances that were held as a collateral at the FHLB of Atlanta and resulted in the recognition of a $315 thousand loss on extinguishment of debt for the year ended December 31, 2016.
In December 2015, Valley prepaid $625 million and $220 million of the long-term FHLB advances and securities sold under agreements to repurchase, respectively. These prepaid borrowings had contractual amounts of $795 million and $50 million maturing in 2017 and 2018, respectively, and had a combined weighted average interest rate of 3.72 percent. The debt extinguishment resulted in a loss, consisting of prepayment penalties, totaling approximately $51.1 million for the year ended December 31, 2015.
FHLB Advances. The long-term FHLB advances had a weighted average interest rate of 3.37 percent and 3.96 percent at December 31, 2016 and 2015, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. The pledged assets to the FHLB also collateralize a $100 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits held at the Bank.

2016 Form 10-K	116

The long-term FHLB advances at December 31, 2016 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2017	$10,000
2021	840,000
Thereafter	200,000
Total long-term FHLB advances	$1,050,000
Valley has no FHLB advances maturing in the years 2018 to 2020. The FHLB advances with scheduled repayments in years after 2017, reported in the table above, include $10 million in advances which are callable for early redemption by the FHLB during 2017 with interest rates ranging from 2.27 percent to 3.25 percent.
Long-term borrowings for securities sold under agreements. The long-term borrowings for securities sold under agreements had a weighted average interest rate of 2.41 percent and 3.35 percent at December 31, 2016 and 2015, respectively.
The long-term repos at December 31, 2016 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2017	$65,000
2018	50,000
Thereafter	50,000
Total long-term securities sold under agreements to repurchase	$165,000
Subordinated Debt. In June 2015, the Bank issued $100 million of 4.55 percent subordinated debentures (notes) due July 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. This subordinated note issuance was intended to replace our $100 million of 5 percent subordinated notes which matured and were repaid in July 2015. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year.
In September 2013, Valley issued $125 million of its 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes. In August 2016, the fair value interest rate swap with a notional amount of $125 million was terminated resulting in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date (see Note 15). The subordinated notes had a net carrying value of $136.7 million and $130.6 million at December 31, 2016 and 2015, respectively.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.5 billion and $1.4 billion at December 31, 2016 and 2015, respectively.

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

117	2016 Form 10-K

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2016 and 2015:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2016
Carrying value (1)	$24,777	$8,724	$8,076
Contractual principal balance	24,743	10,310	10,310
December 31, 2015
Carrying value (1)	$24,846	$8,624	$7,944
Contractual principal balance	24,743	10,310	10,310
Annual interest rate (2)	6.96%	3-month LIBOR+3.45%	3-month LIBOR+2.85%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009
Trust Preferred Securities:
December 31, 2016 and 2015
Face value	$24,000	$10,000	$10,000
Annual distribution rate (2)	6.96%	3-month LIBOR+3.45%	3-month LIBOR+2.85%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003
Distribution dates (3)	Quarterly	Quarterly	Quarterly

(1)	The carrying values include unamortized purchase accounting adjustments at December 31, 2016 and 2015.

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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2016. Based on the regulatory capital guidance under the Basel III rules, the trust preferred securities issued by our capital trusts were fully phased out of Tier 1 capital on January 1, 2016.
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
Effective December 31, 2013 the benefits earned under the qualified and non-qualified were frozen. As a result, Valley re-measured the projected benefit obligation of the affected plans and the funded status of each plan at June 30, 2013. Consequently, participants in each plan will not accrue further benefits and their pension benefits will be determined based on the compensation and service as of December 31, 2013. Plan benefits will not increase for any compensation or service earned after such date. However, participants’ benefits will continue to vest as long as they work for Valley.

2016 Form 10-K	118

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$157,661	$176,339
Interest cost	6,681	6,889
Actuarial loss (gain)	2,047	(17,177)
Benefits paid	(5,546)	(8,390)
Projected benefit obligation at end of year	$161,306	$157,661
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$189,414	$194,646
Actual return on plan assets	22,424	2,875
Employer contributions	347	283
Benefits paid	(5,546)	(8,390)
Fair value of plan assets at end of year*	$206,639	$189,414

Funded status of the plan
Asset recognized	$45,333	$31,753
Accumulated benefit obligation	161,306	157,661

*    Includes accrued interest receivable of $606 thousand and $607 thousand as of December 31, 2016 and 2015, respectively.
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $367 thousand of the net actuarial loss reported in the following table as of December 31, 2016 as a component of net periodic pension expense during 2017.

	2016	2015
	(in thousands)
Net actuarial loss	$30,140	$36,271
Deferred tax benefit	(12,647)	(15,118)
Total	$17,493	$21,153
The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2016	2015
	(in thousands)
Projected benefit obligation	$18,286	$17,411
Accumulated benefit obligation	18,286	17,411
Fair value of plan assets	—	—
In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans were 4.11 percent and 4.33 percent as of December 31, 2016 and 2015, respectively.

119	2016 Form 10-K

The net periodic pension income for the qualified and non-qualified plans included the following components for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Interest cost	$6,681	$6,889	$6,897
Expected return on plan assets	(14,539)	(14,023)	(12,967)
Amortization of net loss	294	790	226
Total net periodic pension income	$(7,564)	$(6,344)	$(5,844)
At the end of 2016, Valley changed the method utilized to estimate the interest cost component of net periodic pension costs for our qualified and non-qualified plans. Historically, Valley estimated the interest cost component (and the service cost component when it was applicable) using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Valley will elect to use a spot rate approach for the plans in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as Valley believes this provides a better estimate of service and interest costs. Valley considers this a change in estimate and, accordingly, will account for it prospectively starting in 2017. This change does not affect the measurement of the total benefit obligation. For 2017, the change in estimate is expected to increase net periodic pension income by approximately $765 thousand when compared to the prior approach.
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income/loss for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Net gain	$(5,837)	$(6,030)
Prior service cost	462	—
Amortization of actuarial loss	(294)	(790)
Total recognized in other comprehensive income	$(5,669)	$(6,820)
Total recognized in net periodic pension income and other comprehensive income/loss (before tax)	$(13,233)	$(13,163)
The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2017	$6,847
2018	7,206
2019	7,744
2020	8,081
2021	8,423
Thereafter	45,462
The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Discount rate	4.33%	4.02%	4.89%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A
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

2016 Form 10-K	120

guidelines. The target asset allocation set for the qualified plan are equity securities ranging from 25 percent to 65 percent and fixed income securities ranging from 35 percent to 75 percent. The absolute investment objective for the equity portion is to earn at least 7 percent cumulative annualized real return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods, while the relative objective is to earn returns above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a 3 percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of earning returns above the Merrill Lynch Intermediate Government/Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan.
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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	43%	$88,250	$88,250	$—	$—
Corporate bonds	21	43,152	—	43,152	—
Mutual funds	19	38,975	38,975	—	—
U.S. Treasury securities	12	24,910	24,910	—	—
Cash and money market funds	5	10,402	10,402	—	—
U.S. government agency securities	*	344	—	344	—
Total investments	100%	$206,033	$162,537	$43,496	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	41%	$76,578	$76,578	$—	$—
Corporate bonds	22	41,786	—	41,786	—
Mutual funds	19	36,052	36,052	—	—
U.S. Treasury securities	12	22,130	2,213	—	—
Cash and money market funds	6	11,913	11,913	—	—
U.S. government agency securities	*	348	—	348	—
Total investments	100%	$188,807	$126,756	$42,134	$—

*	Represents less than one percent of total investments.

121	2016 Form 10-K

The following is a description of the valuation methodologies used for assets measured at fair value:
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
Other Non-Qualified Plans
Valley maintains other non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2016 and 2015, the remaining obligations under these plans were $3.3 million and $3.4 million, respectively, of which $1.5 million and $1.6 million, respectively, were funded by Valley. As of December 31, 2016 and 2015, the entire obligations were included in other liabilities and $867 thousand (net of a $614 thousand tax benefit) and $1.0 million (net of a $748 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.5 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $10.5 million, $9.0 million and $6.8 million during 2016, 2015 and 2014, respectively.
Savings and Investment Plan
Valley National Bank maintains a KSOP, which is defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s investment elections. The Bank recorded $6.7 million, $7.1 million and $6.0 million in expense for contributions to the plan for the years ended December 31, 2016, 2015 and 2014, respectively.
Effective January 1, 2016, Valley amended the benefits under the Bank’s 401(k) plan. Under the amendment, Valley’s matching contribution increased to a 100 percent of the first 4 percent of compensation contributed by an employee each pay period, and 50 percent of the next 2 percent of compensation contributed, for a maximum matching contribution of 5 percent with an annual limit of $13,250 in 2016. During 2015 and 2014, Valley's matching contribution was dollar-for-dollar up to 6 percent of compensation contributed by an employee each pay period.
Stock-Based Compensation
Valley currently has one active employee stock option plan, the 2016 Long-Term Stock Incentive Plan (the “2016 Stock Plan”), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The 2016 Stock Plan provides for certain increases and decreases in the number of shares available for grant under Valley's 2009 Long-Term Stock Incentive Plan (the "2009 Stock Plan"). Effective January 1, 2016, the 2.2 million of common shares remaining under the 2009 Stock Plan became available for future grants under the 2016 Stock Plan. Accordingly, Valley will no longer grant new awards under the 2009 Stock Plan.
The Employee Stock Incentive Plan is administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley.

2016 Form 10-K	122

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

Under the 2016 Stock Plan, Valley may award shares of common stock to its employees and non-employee directors in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). As of December 31, 2016, 8.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model. The maximum term to exercise an incentive stock option is ten years from the date of grant and is subject to a vesting schedule.
Valley recorded total stock-based compensation expense, primarily for restricted stock awards, totaling $10.0 million, $8.8 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The stock-based compensation expense for 2016, 2015 and 2014 included $3.5 million, $2.6 million and $3.9 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2016, the unrecognized amortization expense for all stock-based compensation totaled approximately $13.8 million and will be recognized over an average remaining vesting period of approximately 2.5 years.
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the Employee Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2016, 2015 and 2014:

	Restricted Stock Awards Outstanding
	2016	2015	2014
Outstanding at beginning of year	2,755,138	2,574,616	1,709,312
Granted	544,307	886,427	1,488,960
Vested	(1,050,293)	(559,958)	(524,663)
Forfeited	(148,336)	(145,947)	(98,993)
Outstanding at end of year	2,100,816	2,755,138	2,574,616

The restricted stock awards granted in 2016 have vesting periods ranging from three to six years. The average grant date fair value of restricted stock awarded during the year ended December 31, 2016 was $8.84 per share. Included in the restricted shares granted (in the table above) during 2014, 240 thousand shares were performance-based awards made to executive officers. The performance-based restricted stock awards vest based on the same performance measures for the RSU grants discussed further below. A portion of the performance-based restricted stock awards vest after three years based on the cumulative performance of Valley during that time period with an opportunity for earlier vesting of a portion of the shares based on growth in tangible book value performance. During 2016 and 2015, 53 thousand and 50 thousand restricted shares, respectively, of the performance-based restricted stock awards vested. The remaining outstanding awards were unvested as of December 31, 2016, of which 85 thousand shares vested during the first quarter of 2017. The remaining unvested restricted stock awards were subsequently forfeited during the first quarter of 2017 due to failure to meet the performance and market conditions.
Restricted Stock Units. Valley granted 431 thousand shares and 313 thousand shares of performance-based RSUs to certain executive officers for the year ended December 31, 2016 and 2015, respectively. The RSUs vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs was $8.32 and $8.98 per share for the years ended December 31, 2016 and 2015, respectively. Compensation costs related to RSUs totaled $2.8 million and $2.3 million, and were included in total stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively.

123	2016 Form 10-K

Our 2016 Stock Plan provides for our non-employee directors to be eligible recipients of limited equity awards. Commencing with our 2017 annual meeting, each non-employee director will receive RSU awards totaling $50,000 in grant date fair value as part of their annual retainer. The RSUs will be granted on the date of the annual shareholders’ meeting, with the number of RSUs to be determined using the closing market price on the date prior to grant. The RSUs vest on the earliest of the next annual shareholders’ meeting or the first anniversary of the grant date, with acceleration upon a change in control, death or disability, but not resignation from the board.
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
The following table summarizes stock options activity as of December 31, 2016, 2015 and 2014 and changes during the years ended on those dates:

	2016		2015		2014
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,383,365	$16	1,828,591	$17	2,322,593	$17
Granted	—	—	100,000	11	—	—
Forfeited or expired	(650,876)	18	(545,226)	18	(494,002)	19
Outstanding at end of year	732,489	14	1,383,365	16	1,828,591	17
Exercisable at year-end	632,489	14	1,283,365	16	1,828,591	17
The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$10-14	134,681	3.6	$12
14-15	445,654	1.1	15
15-17	3,388	1.1	16
18-19	48,766	0.1	19
	632,489	1.6	14
Director Restricted Stock Plan. The Director Restricted Stock Plan provides the non-employee members of the Board of Directors with the opportunity to forgo some or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. On January 29, 2014, the Director Restricted Stock Plan was amended to provide that no additional fees may be exchanged for Valley’s restricted stock effective April 1, 2014. The Director Restricted Stock Plan will terminate after April 2018 when the remaining restricted stock under the plan vests and is delivered, or is forfeited pursuant to such plan.
The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2016, 2015 and 2014:

	Restricted Stock Awards Outstanding
	2016	2015	2014
Outstanding at beginning of year	80,117	98,086	121,792
Vested	(24,607)	(17,969)	(23,706)
Outstanding at end of year	55,510	80,117	98,086

2016 Form 10-K	124

INCOME TAXES (Note 13)
Income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
	(in thousands)
Current expense (benefit):
Federal	$25,176	$7,978	$25,156
State	12,904	(493)	(5,549)
	38,080	7,485	19,607
Deferred expense:
Federal	10,658	(7,539)	(13,888)
State	16,496	23,992	25,343
	27,154	16,453	11,455
Total income tax expense	$65,234	$23,938	$31,062
The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$47,485	$44,382
Depreciation	12,432	15,661
Employee benefits	16,121	16,104
Investment securities, including other-than-temporary impairment losses	17,272	18,697
Net operating loss carryforwards	46,667	57,722
Purchase accounting	33,172	40,585
Other	22,183	21,310
Total deferred tax assets	195,332	214,461
Deferred tax liabilities:
Pension plans	24,575	18,861
Other investments	20,831	15,720
Other	20,418	21,449
Total deferred tax liabilities	65,824	56,030
Net deferred tax asset (included in other assets)	$129,508	$158,431
Valley's federal net operating loss carryforwards totaled approximately $77.6 million at December 31, 2016 and expire during the period from 2029 through 2034 and state net operating loss carryforwards totaled approximately $514.3 million at December 31, 2016 and expire during the period from 2017 through 2036. Valley’s federal and state alternative minimum tax credit carryforwards were approximately $1.9 million and $3.7 million at December 31, 2016, respectively, and can be carried forward indefinitely.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

125	2016 Form 10-K

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(in thousands)
Federal income tax at expected statutory rate	$81,683	$44,413	$51,532
Increase (decrease) due to:
State income tax expense, net of federal tax effect	19,197	15,274	12,866
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(5,308)	(4,864)	(4,406)
Bank owned life insurance	(2,343)	(2,385)	(2,237)
Tax credits from securities and other investments	(25,954)	(28,988)	(20,555)
Reduction in reserve for uncertainties	—	—	(6,971)
Other, net	(2,041)	488	833
Income tax expense	$65,234	$23,938	$31,062
A reconciliation of Valley’s gross unrecognized tax benefits for 2016, 2015 and 2014 are presented in the table below:

	2016	2015	2014
	(in thousands)
Beginning balance	$19,892	$18,647	$30,713
Additions based on tax positions related to prior years	3,958	1,245	1,408
Settlements with taxing authorities	(4,820)	—	(9,050)
Reductions due to expiration of statute of limitations	(2,886)	—	(4,424)
Ending balance	$16,144	$19,892	$18,647
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $16.1 million within the next twelve months.
Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $4.6 million and $5.2 million of interest associated with Valley’s uncertain tax positions at December 31, 2016 and 2015, respectively.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Valley is under examination by the IRS and also currently under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next twelve months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2016.
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

2016 Form 10-K	126

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$29,567	$32,094
Other tax credit investments, net	44,763	70,681
Total tax credit investments, net	$74,330	$102,775
Other Liabilities:
Unfunded affordable housing tax credit commitments	$4,850	$7,330
Unfunded other tax credit commitments	7,276	12,545
Total unfunded tax credit commitments	$12,126	$19,875

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$5,013	$4,709	$5,296
Other tax credit investment credits and tax benefits	33,294	23,877	14,357
Total reduction in income tax expense	$38,307	$28,586	$19,653
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$2,077	$2,594	$3,184
Affordable housing tax credit investment impairment losses	450	1,321	3,211
Other tax credit investment losses	790	1,079	2,359
Other tax credit investment impairment losses	31,427	22,318	15,442
Total amortization of tax credit investments recorded in non-interest expense	$34,744	$27,312	$24,196

COMMITMENTS AND CONTINGENCIES (Note 15)
Lease Commitments
Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

		Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2017	$27,256	$2,888	$24,368
2018	26,863	2,260	24,603
2019	26,361	2,125	24,236
2020	26,458	2,059	24,399
2021	25,754	1,972	23,782
Thereafter	281,310	9,631	271,679
Total lease commitments	$414,002	$20,935	$393,067

127	2016 Form 10-K

Net occupancy expense for years ended December 31, 2016, 2015, and 2014 included net rental expense of $27.7 million, $31.7 million, and $21.2 million, respectively, net of rental income of $4.0 million, $3.8 million, and $3.1 million, respectively, for leased bank facilities.
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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Commitments under commercial loans and lines of credit	$2,855,326	$2,554,146
Home equity and other revolving lines of credit	904,999	822,506
Outstanding commercial mortgage loan commitments	560,929	724,236
Standby letters of credit	217,695	198,253
Commitments to sell loans	147,250	41,860
Outstanding residential mortgage loan commitments	108,063	54,293
Commitments under unused lines of credit—credit card	49,715	50,532
Commercial letters of credit	4,960	4,249
Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York, and Florida.
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
Litigation
In the normal course of business, Valley is a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims. However, in the event of an unexpected adverse outcome in one or more of our legal proceedings, operating results for a particular period may be negatively impacted. Disclosure is required when a risk of material loss in a litigation or claim is more than remote, even when the risk of a material loss is less than likely. Unless an estimate cannot be made, disclosure is also required of the estimate of the reasonably possible loss or range of loss.
Although there can be no assurance as to the ultimate outcome, Valley has generally denied, or believes it has a meritorious defense and will deny liability in litigation pending against Valley and claims made, including the matter described below. Valley intends to defend vigorously each case against it. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.
Merrick Bank Corporation v. Valley National Bank and American Express Travel Related Services v. Valley National Bank litigation. For about a decade, Valley served as the depository bank for various charter operators under regulations of the Department of Transportation (DOT) and contracts entered into with charter operators under those regulations. The purported

2016 Form 10-K	128

intent of the regulations is to afford some protection to the customers of the charter operators. A charter operator has several options with regard to fulfilling its obligations under the regulations, with one option requiring the charter operator to deposit the proceeds of tickets purchased for a charter flight into an FDIC insured bank account. The funds for a flight are released when the charter operator certifies that the flight has been completed. Valley stopped serving as a depository bank for the charter business due to the narrow profit in that business combined with the legal expenses incurred to defend itself in a prior case in which Valley was completely successful and the anticipated legal expenses from the following similar cases that are still pending.
Valley served as the depository bank for Myrtle Beach Direct Air (Direct Air) under a contract between Direct Air and Valley approved by the DOT under the DOT regulations. Direct Air commenced operations in 2007 but in March 2012 Direct Air ceased operations and filed for bankruptcy. Thereafter the United States Justice Department charged three of the principals of Direct Air with criminal fraud; that case is expected to go to trial in September 2017. Merrick Bank Corp. (Merrick) was the merchant bank for Direct Air and processed credit card purchases for Direct Air. Following the bankruptcy of Direct Air, Merrick incurred chargebacks in the approximate amount of $26.2 million when the Direct Air customers whose flights had been canceled obtained a credit from their card issuing banks for the cost of the ticket or other item purchased from Direct Air. Merrick was not able to recover the chargebacks from Direct Air. Direct Air’s depository account at Valley contained approximately $1.0 million at the time Direct Air ceased operations.
Merrick filed an action against Valley with ten counts in December 2013. Valley moved to dismiss five of the counts and, in March 2015, the court dismissed four of the five counts. American Express Travel Related Services (American Express) filed a similar action against Valley claiming about $3.0 million in chargebacks. Five of American Express’ eleven counts have been dismissed. The two cases have now been consolidated in the Federal District Court of New Jersey.
The parties are scheduled for mediation in March 2017 after which, if the mediation is not successful, Valley will file summary judgment motions on all of the remaining counts in both the Merrick and American Express cases.
At December 31, 2016, Valley could not estimate an amount or range of reasonably possible losses related to the matter described above. Based upon information currently available and advice of counsel, Valley believes that the eventual outcome of such claims will not have a material adverse effect on Valley’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of the matters, if unfavorable, may be material to Valley’s results of operations for a particular period.
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
At December 31, 2016, Valley had the following cash flow hedge derivatives:

•
Two interest rate swaps with a total notional amount of $100 million to hedge the changes in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. The swaps require the payment by Valley of fixed-rate amounts at approximately 5.11 percent in exchange for the receipt of variable-rate payments at the prime rate and expire in July 2017.

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

129	2016 Form 10-K

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
At December 31, 2016, Valley had one interest rate swap with a notional amount of approximately $8.0 million used to hedge the change in the fair value of a commercial loan.
In August 2016, Valley terminated an interest rate swap with a notional amount of $125 million. The terminated swap, originally maturing in September 2023, was used to hedge the change in the fair value of Valley’s $125 million of 5.125 percent subordinated notes issued in September 2013. The transaction resulted in an adjusted annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date.
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

2016 Form 10-K	130

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2016			December 31, 2015
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$802	$15,641	$707,000	$1,284	$24,823	$907,000
Fair value hedge interest rate swaps	—	986	7,999	7,658	1,306	133,209
Total derivatives designated as hedging instruments	$802	$16,627	$714,999	$8,942	$26,129	$1,040,209
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$25,285	$25,284	$1,075,722	$24,628	$24,623	$654,134
Mortgage banking derivatives	2,968	2,166	246,583	204	92	73,438
Total derivatives not designated as hedging instruments	$28,253	$27,450	$1,322,305	$24,832	$24,715	$727,572

Losses included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2016	2015	2014
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(13,034)	$(7,075)	$(6,663)
Amount of loss recognized in other comprehensive income	(4,035)	(12,360)	(20,910)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2016, 2015 and 2014. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $12.5 million and $17.6 million at December 31, 2016 and 2015, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $8.8 million will be reclassified as an increase to interest expense in 2017.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2016	2015	2014
	(in thousands)
Derivative—interest rate swaps:
Interest income	$320	$176	$(13)
Interest expense	6,670	1,400	9,380
Hedged item—loans, deposits and long-term borrowings:
Interest income	$(320)	$(176)	$13
Interest expense	(6,645)	(1,473)	(9,449)
During the years ended December 31, 2016, 2015 and 2014, the amounts recognized in non-interest expense related to the ineffectiveness of fair value hedges were immaterial.

131	2016 Form 10-K

Net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2016	2015	2014
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$690	$158	$(214)
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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2016, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At December 31, 2016, Valley had $52.4 million in collateral posted with its counterparties.
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

2016 Form 10-K	132

The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2016 and 2015.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
December 31, 2016
Assets:
Interest rate caps and swaps	$26,087	$—	$26,087	$(5,268)	$—		$20,819
Liabilities:
Interest rate caps and swaps	$41,911	$—	$41,911	$(5,268)	$(36,643)	(1)	$—
Repurchase agreements	165,000	—	165,000	—	(165,000)	(2)	—
Total	$206,911	$—	$206,911	$(5,268)	$(201,643)		$—
December 31, 2015
Assets:
Interest rate caps and swaps	$33,570	$—	$33,570	$(8,942)	$—		$24,628
Liabilities:
Interest rate caps and swaps	$50,752	$—	$50,752	$(8,942)	$(41,810)	(1)	$—
Repurchase agreements	475,000	—	475,000	—	(475,000)	(2)	—
Total	$525,752	$—	$525,752	$(8,942)	$(516,810)		$—

(1)
Represents the amount of collateral posted with counterparties that offsets net liabilities at December 31, 2016 and 2015, respectively. Actual cash collateral posted with counterparties totaled $52.4 million and $53.0 million at December 31, 2016 and 2015, respectively.

(2)	Represents the fair value of non-cash pledged investment securities.
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
Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets. As of December 31, 2016 and 2015, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules (see table below).

133	2016 Form 10-K

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2016 and 2015:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2016
Total Risk-based Capital
Valley	$2,084,531	12.15%	$1,480,006	8.625%	N/A	N/A
Valley National Bank	2,023,857	11.82	1,476,767	8.625	$1,712,193	10.00%
Common Equity Tier 1 Capital
Valley	1,590,825	9.27	879,424	5.125	N/A	N/A
Valley National Bank	1,807,201	10.55	877,499	5.125	1,112,926	6.50
Tier 1 Risk-based Capital
Valley	1,698,767	9.90	1,136,816	6.625	N/A	N/A
Valley National Bank	1,807,201	10.55	1,134,328	6.625	1,369,755	8.00
Tier 1 Leverage Capital
Valley	1,698,767	7.74	878,244	4.00	N/A	N/A
Valley National Bank	1,807,201	8.25	876,026	4.00	1,095,032	5.00

As of December 31, 2015
Total Risk-based Capital
Valley	$1,910,304	12.02%	$1,271,171	8.00%	N/A	N/A
Valley National Bank	1,826,420	11.53	1,266,942	8.00	$1,583,677	10.00%
Common Equity Tier 1 Capital
Valley	1,431,973	9.01	715,034	4.50	N/A	N/A
Valley National Bank	1,618,053	10.22	712,655	4.50	1,029,390	6.50
Tier 1 Risk-based Capital
Valley	1,543,937	9.72	953,378	6.00	N/A	N/A
Valley National Bank	1,618,053	10.22	950,206	6.00	1,266,942	8.00
Tier 1 Leverage Capital
Valley	1,543,937	7.90	781,388	4.00	N/A	N/A
Valley National Bank	1,618,053	8.29	780,831	4.00	976,039	5.00

2016 Form 10-K	134

COMMON AND PREFERRED STOCK (Note 18)
Common Stock
Common Stock Issuance. In December 2016, Valley issued and sold 9.24 million of its common stock in a registered public offering. The net proceeds of the offering were $106.4 million and will be used to, among other things, support continued loan growth at the Bank.
Dividend Reinvestment Plan.  Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (DRIP). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2016, 2015 and 2014, 554 thousand, 713 thousand, and 499 thousand of common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $5.2 million, $7.0 million and $5.0 million, respectively.
Common Stock Warrants.  On January 1, 2012, Valley assumed in the acquisition of State Bancorp, Inc. a warrant issued (in connection with State Bancorp's redeemed preferred stock issuance) to the U.S. Treasury in December 2008. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. During May 2015, the U.S. Treasury sold the warrant shares individually through a public action, in which Valley did not receive any of the proceeds. All of the warrants, which will expire on December 5, 2018, remained outstanding and unexercised at December 31, 2016.
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
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to $4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2016, 2015 and 2014.
Other Stock Repurchases. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards, including vested stock options exchanged for Valley common stock in the CNL acquisition. During the years ended December 31, 2016, 2015 and 2014, Valley purchased approximately 328 thousand, 387 thousand and 174 thousand shares, respectively, of its outstanding common stock at an average price of $9.73, $9.95 and $9.68, respectively, for such purpose.

Preferred Stock
On June 19, 2015, Valley issued 4.6 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original issue date to, but excluding, June 30, 2025, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.85 percent. The net proceeds from the preferred stock offering totaled approximately $111.6 million. The preferred stock is included in Valley's Tier 1 capital and total risk-based capital at December 31, 2016 and 2015.

135	2016 Form 10-K

OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains and losses on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for the unfunded portion of various employee, officer and director pension plans.

	2016			2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale (AFS) securities
Net (losses) gains arising during the period	$(7,294)	$3,001	$(4,293)	$(3,458)	$1,458	$(2,000)	$33,329	$(13,931)	$19,398
Less reclassification adjustment for net gains included in net income (1)	(777)	312	(465)	(2,487)	1,041	(1,446)	(745)	312	(433)
Net change	(8,071)	3,313	(4,758)	(5,945)	2,499	(3,446)	32,584	(13,619)	18,965
Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	719	(302)	417	(416)	175	(241)	2,299	(965)	1,334
Less reclassification adjustment for accretion of credit impairment losses included in net income (2)	(921)	382	(539)	(728)	304	(424)	(661)	278	(383)
Net change	(202)	80	(122)	(1,144)	479	(665)	1,638	(687)	951
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(4,035)	1,574	(2,461)	(12,360)	5,121	(7,239)	(20,910)	8,763	(12,147)
Less reclassification adjustment for net losses included in net income (3)	13,034	(5,393)	7,641	7,075	(2,948)	4,127	6,663	(2,777)	3,886
Net change	8,999	(3,819)	5,180	(5,285)	2,173	(3,112)	(14,247)	5,986	(8,261)
Defined benefit pension plan
Net gains (losses) arising during the period	5,837	(2,539)	3,298	6,030	(2,586)	3,444	(27,902)	11,695	(16,207)
Amortization of prior service cost (4)	(300)	119	(181)	206	(89)	117	305	(128)	177
Amortization of net loss (4)	294	(109)	185	790	(328)	462	226	(94)	132
Net change	5,831	(2,529)	3,302	7,026	(3,003)	4,023	(27,371)	11,473	(15,898)
Total other comprehensive income (loss)	$6,557	$(2,955)	$3,602	$(5,348)	$2,148	$(3,200)	$(7,396)	$3,153	$(4,243)

(1)	Included in gains on securities transactions, net.

(2)	Included in interest and dividends on investment securities (taxable).

(3)	Included in interest expense.

(4)	Included in the computation of net periodic pension cost. See Note 12 for details.

2016 Form 10-K	136

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014:

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2013	$(20,855)	$(806)	$(6,271)	$(10,320)	$(38,252)
Other comprehensive income (loss) before reclassifications	19,398	1,334	(12,147)	(16,207)	(7,622)
Amounts reclassified from other comprehensive income (loss)	(433)	(383)	3,886	309	3,379
Other comprehensive income (loss), net	18,965	951	(8,261)	(15,898)	(4,243)
Balance-December 31, 2014	(1,890)	145	(14,532)	(26,218)	(42,495)
Other comprehensive (loss) income before reclassifications	(2,000)	(241)	(7,239)	3,444	(6,036)
Amounts reclassified from other comprehensive (loss) income	(1,446)	(424)	4,127	579	2,836
Other comprehensive (loss) income, net	(3,446)	(665)	(3,112)	4,023	(3,200)
Balance-December 31, 2015	(5,336)	(520)	(17,644)	(22,195)	(45,695)
Other comprehensive (loss) income before reclassifications	(4,293)	417	(2,461)	3,298	(3,039)
Amounts reclassified from other comprehensive (loss) income	(465)	(539)	7,641	4	6,641
Other comprehensive (loss) income, net	(4,758)	(122)	5,180	3,302	3,602
Balance-December 31, 2016	$(10,094)	$(642)	$(12,464)	$(18,893)	$(42,093)

137	2016 Form 10-K

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 20)

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$185,597	$189,028	$191,203	$201,095
Interest expense	37,444	37,573	37,057	36,700
Net interest income	148,153	151,455	154,146	164,395
Provision for credit losses	800	1,429	5,840	3,800
Non-interest income:
Gains on sales of loans, net	1,795	3,105	4,823	12,307
Other non-interest income	19,653	21,159	20,030	20,353
Non-interest expense:
Loss on extinguishment of debt	—	315	—	—
Amortization of tax credit investments	7,264	7,646	6,450	13,384
Other non-interest expense	110,961	111,842	106,818	111,445
Income before income taxes	50,576	54,487	59,891	68,426
Income tax expense	14,389	15,460	17,049	18,336
Net income	36,187	39,027	42,842	50,090
Dividend on preferred stock	1,797	1,797	1,797	1,797
Net income available to common shareholders	34,390	37,230	41,045	48,293
Earnings per common share:
Basic	$0.14	$0.15	$0.16	$0.19
Diluted	0.14	0.15	$0.16	0.19
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	254,075,349	254,381,170	254,473,994	256,422,437
Diluted	254,347,420	254,771,213	254,940,307	256,952,036

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$170,985	$175,754	$174,690	$185,594
Interest expense	38,899	39,577	40,730	37,548
Net interest income	132,086	136,177	133,960	148,046
Provision for credit losses	—	4,500	94	3,507
Non-interest income:
Gains on sales of loans, net	598	422	2,014	1,211
Other non-interest income	18,047	19,778	18,905	22,827
Non-interest expense:
Loss on extinguishment of debt	—	—	—	51,129
Amortization of tax credit investments	4,496	4,511	5,224	13,081
Other non-interest expense	103,622	102,901	103,428	110,683
Income before income taxes	42,613	44,465	46,133	(6,316)
Income tax expense	12,272	12,474	10,179	(10,987)
Net income	30,341	31,991	35,954	4,671
Dividend on preferred stock	—	—	2,017	1,796
Net income available to common shareholders	30,341	31,991	33,937	2,875
Earnings per common share:
Basic	$0.13	$0.14	$0.15	$0.01
Diluted	0.13	0.14	0.15	0.01
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	232,338,775	232,565,404	232,737,953	239,916,562
Diluted	232,341,921	232,586,616	232,780,219	239,972,546

2016 Form 10-K	138

PARENT COMPANY INFORMATION (Note 21)
Condensed Statements of Financial Condition

	December 31,
	2016	2015
	(in thousands)
Assets
Cash	$68,927	$63,330
Interest bearing deposits with banks	82	135
Investment securities available for sale	239	806
Investments in and receivables due from subsidiaries	2,591,982	2,398,784
Other assets	36,188	61,365
Total Assets	$2,697,418	$2,524,420
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$29,477	$28,054
Long-term borrowings	236,731	230,573
Junior subordinated debentures issued to capital trusts	41,577	41,414
Accrued expenses and other liabilities	12,477	17,288
Shareholders’ equity	2,377,156	2,207,091
Total Liabilities and Shareholders’ Equity	$2,697,418	$2,524,420
Condensed Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Income
Dividends from subsidiary	$90,000	$110,000	$110,000
Income from subsidiary	4,550	2,363	—
Gains on securities transactions, net	239	—	—
Other interest and income	34	211	436
Total Income	94,823	112,574	110,436
Total Expenses	33,604	20,578	11,172
Income before income tax benefit and equity in undistributed (losses) earnings of subsidiary	61,219	91,996	99,264
Income tax benefit	(23,349)	(21,939)	(3,245)
Income before equity in undistributed earnings (losses) of subsidiary	84,568	113,935	102,509
Equity in undistributed earnings (losses) of subsidiary	83,578	(10,978)	13,663
Net Income	168,146	102,957	116,172
Dividends on preferred stock	7,188	3,813	—
Net Income Available to Common Shareholders	$160,958	$99,144	$116,172

139	2016 Form 10-K

Condensed Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net Income	$168,146	$102,957	$116,172
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiary	(83,578)	10,978	(13,663)
Depreciation and amortization	—	—	18
Stock-based compensation	10,032	7,575	7,489
Net amortization of premiums and accretion of discounts on securities	163	162	163
Gains on securities transactions, net	(239)	—	—
Net change in:
Other assets	8,007	(41,452)	6,632
Accrued expenses and other liabilities	18,381	9,604	(1,851)
Net cash provided by operating activities	120,912	89,824	114,960
Cash flows from investing activities:
Investment securities available for sale:
Sales	739	49	46
Purchases	—	—	(500)
Cash and cash equivalents acquired in acquisitions	—	109	14,776
Capital contributions to subsidiary	(106,000)	(115,000)	—
Subordinated debt issued by subsidiary	—	(100,000)	—
Net cash (used in) provided by investing activities	(105,261)	(214,842)	14,322
Cash flows from financing activities:
Proceeds from issuance of long-term borrowings, net	—	98,897	—
Proceeds from issuance of preferred stock, net	—	111,590	—
Dividends paid to preferred shareholders	(7,188)	(3,813)	—
Dividends paid to common shareholders	(111,813)	(102,279)	(88,119)
Purchase of common shares to treasury	(3,191)	(2,108)	(1,688)
Common stock issued, net	112,085	7,898	5,096
Net cash (used in) provided by financing activities	(10,107)	110,185	(84,711)
Net change in cash and cash equivalents	5,544	(14,833)	44,571
Cash and cash equivalents at beginning of year	63,465	78,298	33,727
Cash and cash equivalents at end of year	$69,009	$63,465	$78,298
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

2016 Form 10-K	140

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
The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net gains and losses on securities not reported in the investment management segment above, interest expense related to subordinated notes and income and expense from derivative financial instruments.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$5,081,798	$11,318,947	$3,428,567	$—	$19,829,312

Interest income	$176,929	$509,376	$89,378	$(8,760)	$766,923
Interest expense	35,175	78,347	23,732	11,520	148,774
Net interest income (loss)	141,754	431,029	65,646	(20,280)	618,149
Provision for credit losses	905	10,964	—	—	11,869
Net interest income (loss) after provision for credit losses	140,849	420,065	65,646	(20,280)	606,280
Non-interest income	63,443	3,292	6,694	29,796	103,225
Non-interest expense	62,721	70,145	1,281	341,978	476,125
Internal expense transfer	71,578	160,198	48,475	(280,251)	—
Income (loss) before income taxes	$69,993	$193,014	$22,584	$(52,211)	$233,380
Return on average interest earning assets (pre-tax) (unaudited)	1.38%	1.71%	0.66%	N/A	1.18%

141	2016 Form 10-K

	Year Ended December 31, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$4,764,306	$9,682,714	$2,978,484	$—	$17,425,504

Interest income	$170,569	$463,062	$81,669	$(8,277)	$707,023
Interest expense	39,787	80,861	24,873	11,233	156,754
Net interest income (loss)	130,782	382,201	56,796	(19,510)	550,269
Provision for credit losses	1,153	6,948	—	—	8,101
Net interest income (loss) after provision for credit losses	129,629	375,253	56,796	(19,510)	542,168
Non-interest income	45,306	744	6,815	30,937	83,802
Non-interest expense	59,794	68,156	1,074	370,051	499,075
Internal expense transfer	72,441	146,463	45,460	(264,364)	—
Income (loss) before income taxes	$42,700	$161,378	$17,077	$(94,260)	$126,895
Return on average interest earning assets (pre-tax) (unaudited)	0.90%	1.67%	0.57%	N/A	0.73%

	Year Ended December 31, 2014
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$4,122,468	$7,959,215	$2,959,100	$—	$15,040,783

Interest income	$154,078	$399,192	$91,689	$(8,356)	$636,603
Interest expense	41,343	79,820	29,676	11,007	161,846
Net interest income (loss)	112,735	319,372	62,013	(19,363)	474,757
Provision for credit losses	438	1,446	—	—	1,884
Net interest income (loss) after provision for credit losses	112,297	317,926	62,013	(19,363)	472,873
Non-interest income	40,611	(19,624)	6,392	50,237	77,616
Non-interest expense	59,051	58,142	1,369	284,693	403,255
Internal expense transfer	65,477	126,465	47,060	(239,002)	—
Income (loss) before income taxes	$28,380	$113,695	$19,976	$(14,817)	$147,234
Return on average interest earning assets (pre-tax) (unaudited)	0.69%	1.43%	0.68%	N/A	0.98%

2016 Form 10-K	142

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey
February 28, 2017

143	2016 Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
As of December 31, 2016 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2016, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2016. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

2016 Form 10-K	144

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Valley National Bancorp:

We have audited Valley National Bancorp’s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's Management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey
February 28, 2017

145	2016 Form 10-K

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2017 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2017 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2017 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement is incorporated herein by reference.

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

2016 Form 10-K	146

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.A of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2015.

B.	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 7, 2016.

(4)	Instruments Defining the Rights of Security Holders:

A.
Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2013. (Valley 5.125% sub debt due September 27, 2023).

B.
First Supplemental Indenture, dated as of September 27, 2013, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2013 (Valley 5.125% sub debt due September 27, 2023).

C.
Warrant to purchase Common Stock of Valley National Bancorp, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on January 3, 2012 (No. 001-11277) (Warrants to purchase at $11.87, exercisable until December 5, 2018).

D.
Specimen stock certificate of Valley National Bancorp 6.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on July 9, 2015.

E.
Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 19, 2015. (Valley 4.55% sub debt due July 30, 2025).

F.
First Supplemental Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 19, 2015 (Valley 4.55% sub debt due July 30, 2025).

G.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A).*

(10)	Material Contracts:

A.
Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin and Alan D. Eskow, dated June 22, 2011, incorporated herein by reference to Exhibits 10.A and 10.C to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

B.
Severance Agreement dated January 24, 2017 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on January 26, 2017.+

C.
Severance Agreements dated January 22, 2008 between Valley, Valley National Bank and Alan D. Eskow, incorporated herein by reference to Exhibits 10.7 to the Registrant’s Form 8-K Current Report filed on January 28, 2008 (No. 001-11277).+

D.
Form of Amended and Restated Change in Control Agreement applicable to Executive Vice Presidents of Valley National Bank and Valley, incorporated herein by reference to Exhibit 10.E to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

147	2016 Form 10-K

E.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report filed on April 19, 2010 (No. 001-11277).+

F.
The Valley National Bancorp Benefit Equalization Plan, as Amended and Restated, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2015.+

G.
Form of Participant Agreement for the Benefit Equalization Plan, incorporated herein by reference to Exhibit 10.J to the Registrant's Form 10-K Annual Report for the year ended December 31, 2011 (No. 001-11277).+

H.
The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, incorporated herein by reference to Exhibit 10.L to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

I.
Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan, incorporated herein by reference to Exhibit 10.H to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010 (No. 001-11277).+

J.
Valley National Bancorp 2009 Long-Term Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.P to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2014.+

K.
Form of Valley National Bancorp Incentive Stock Option Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

L.
Form of Valley National Bancorp Non-Qualified Stock Option Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

M.
Form of Valley National Bancorp Restricted Stock Award Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

N.
Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277)+

O.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.V to the Registrant's Form 10-K Annual Report for the year ended December 31, 2014.+

P.	Valley National Bancorp 2016 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 2, 2016.+

Q.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 2, 2016.+

R.	Form of Valley National Bancorp Agreement for Restricted Stock Award used in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan.+*

S.	Valley National Bancorp Deferred Compensation Plan, dated as of January 1, 2017.+ *

T.
Employment Agreement, dated as of May 7, 2014, by and among Rudy Schupp, Valley and Valley National Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 8, 2014.+

2016 Form 10-K	148

U.
Amendment to the Employment Agreement, dated as of September 23, 2016, by and among Rudy Schupp, Valley and Valley National Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 8, 2016.+

V.	Change in Control Agreement between Valley, Valley National Bank and Rudy Schupp, dated as of November 18, 2014.+*

W.
Change in Control Agreement between Valley, Valley National Bank and Robert Bardusch, dated April 18, 2016, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2016.+

X.
Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents who previously had or were eligible for change in control agreements, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2016.+

Y.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Ira Robbins, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

Z.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

AA.	Form of Change in Control Agreements for First Senior Vice Presidents and Senior Vice Presidents who have not yet been brought into the Change in Control Plan.+*

BB.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

CC.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

DD.	Severance Letter Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis.+*

EE.	Change in Control Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis.+*

FF.
Consulting and Retirement Agreement, dated as of January 4, 2017, between Valley, Valley National Bank and Peter Crocitto, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on January 9, 2017.+

(12.1) Computation of Ratios of Earnings to Fixed Charges.*

(12.2) Computation of Ratios of Earnings to Fixed Charges Including Preferred Stock.*

149	2016 Form 10-K

(21)	List of Subsidiaries:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Intracoastal Title Services of Florida, Inc.	Florida	100%
	Masters Coverage Corp.	New York	100%
	New York Metro Title Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	Valley Securities Holdings, LLC	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB New York, LLC	New York	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	Life Line Planning, Inc.	New York	100%
	RISC One, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	VNB Realty, Inc.	New Jersey	100%
(e)	Subsidiary of Shrewsbury Capital Corporation:
	GCB Realty, LLC	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Gerald H. Lipkin, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File. *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

2016 Form 10-K	150

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
Dated: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ GERALD H. LIPKIN	Chairman of the Board and Chief Executive Officer and Director	February 28, 2017
Gerald H. Lipkin

/S/ ALAN D. ESKOW	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Corporate Secretary	February 28, 2017
Alan D. Eskow

/S/ MITCHELL L. CRANDELL	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Mitchell L. Crandell

ANDREW B. ABRAMSON*	Director	February 28, 2017
Andrew B. Abramson

PETER J. BAUM*	Director	February 28, 2017
Peter J. Baum

PAMELA R. BRONANDER*	Director	February 28, 2017
Pamela R. Bronander

ERIC P. EDELSTEIN*	Director	February 28, 2017
Eric P. Edelstein

MARY J. STEELE GUILFOILE*	Director	February 28, 2017
Mary J. Steele Guilfoile

GRAHAM O. JONES*	Director	February 28, 2017
Graham O. Jones

GERALD KORDE*	Director	February 28, 2017
Gerald Korde

MICHAEL L. LARUSSO*	Director	February 28, 2017
Michael L. LaRusso

151	2016 Form 10-K

Signature	Title	Date

MARC J. LENNER*		February 28, 2017
Marc J. Lenner	Director

BARNETT RUKIN*		February 28, 2017
Barnett Rukin	Director

SURESH L. SANI*		February 28, 2017
Suresh L. Sani	Director

JEFFREY S. WILKS*		February 28, 2017
Jeffrey S. Wilks	Director

*

/S/ ALAN D. ESKOW	February 28, 2017
Alan D. Eskow, attorney-in fact.

2016 Form 10-K	152