Form 10-Q
period 2017-03-31
VALLEY NATIONAL BANCORP
filed 2017-05-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)			Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 263,971,550 shares were outstanding as of May 4, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Cash and due from banks	$225,443	$220,791
Interest bearing deposits with banks	111,283	171,710
Investment securities:
Held to maturity (fair value of $1,904,523 at March 31, 2017 and $1,924,597 at December 31, 2016)	1,902,329	1,925,572
Available for sale	1,454,331	1,297,373
Total investment securities	3,356,660	3,222,945
Loans held for sale (includes fair value of $11,184 at March 31, 2017 and $57,708 at December 31, 2016 for loans originated for sale)	115,067	57,708
Loans	17,449,498	17,236,103
Less: Allowance for loan losses	(115,443)	(114,419)
Net loans	17,334,055	17,121,684
Premises and equipment, net	289,426	291,180
Bank owned life insurance	392,295	391,830
Accrued interest receivable	68,245	66,816
Goodwill	690,637	690,637
Other intangible assets, net	44,958	45,484
Other assets	592,387	583,654
Total Assets	$23,220,456	$22,864,439
Liabilities
Deposits:
Non-interest bearing	$5,213,451	$5,252,825
Interest bearing:
Savings, NOW and money market	8,902,596	9,339,012
Time	3,215,094	3,138,871
Total deposits	17,331,141	17,730,708
Short-term borrowings	1,644,964	1,080,960
Long-term borrowings	1,634,008	1,433,906
Junior subordinated debentures issued to capital trusts	41,617	41,577
Accrued expenses and other liabilities	170,185	200,132
Total Liabilities	20,821,915	20,487,283
Shareholders’ Equity
Preferred stock (no par value, authorized 30,000,000 shares; issued 4,600,000 shares at March 31, 2017 and December 31, 2016)	111,590	111,590
Common stock (no par value, authorized 332,023,233 shares; issued 263,990,791 shares at March 31, 2017 and 263,804,877 shares at December 31, 2016)	92,370	92,353
Surplus	2,047,357	2,044,401
Retained earnings	188,089	172,754
Accumulated other comprehensive loss	(39,086)	(42,093)
Treasury stock, at cost (148,523 common shares at March 31, 2017 and 166,047 shares at December 31, 2016)	(1,779)	(1,849)
Total Shareholders’ Equity	2,398,541	2,377,156
Total Liabilities and Shareholders’ Equity	$23,220,456	$22,864,439
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Interest and fees on loans	$175,014	$166,071
Interest and dividends on investment securities:
Taxable	17,589	13,999
Tax-exempt	4,031	3,690
Dividends	2,151	1,480
Interest on federal funds sold and other short-term investments	331	357
Total interest income	199,116	185,597
Interest Expense
Interest on deposits:
Savings, NOW and money market	10,183	9,243
Time	9,553	9,585
Interest on short-term borrowings	3,901	1,872
Interest on long-term borrowings and junior subordinated debentures	12,950	16,744
Total interest expense	36,587	37,444
Net Interest Income	162,529	148,153
Provision for credit losses	2,470	800
Net Interest Income After Provision for Credit Losses	160,059	147,353
Non-Interest Income
Trust and investment services	2,744	2,440
Insurance commissions	5,061	4,708
Service charges on deposit accounts	5,236	5,103
(Losses) gains on securities transactions, net	(23)	271
Fees from loan servicing	1,815	1,594
Gains on sales of loans, net	4,128	1,795
Bank owned life insurance	2,463	1,963
Other	3,635	3,574
Total non-interest income	25,059	21,448
Non-Interest Expense
Salary and employee benefits expense	63,716	60,259
Net occupancy and equipment expense	23,035	22,789
FDIC insurance assessment	5,127	5,099
Amortization of other intangible assets	2,536	2,849
Professional and legal fees	4,695	3,895
Amortization of tax credit investments	5,324	7,264
Telecommunication expense	2,659	2,386
Other	13,860	13,684
Total non-interest expense	120,952	118,225
Income Before Income Taxes	64,166	50,576
Income tax expense	18,071	14,389
Net Income	$46,095	$36,187
Dividends on preferred stock	1,797	1,797
Net Income Available to Common Shareholders	$44,298	$34,390
Earnings Per Common Share:
Basic	$0.17	$0.14
Diluted	0.17	0.14
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	263,797,024	254,075,349
Diluted	264,546,266	254,347,420
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$46,095	$36,187
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	1,307	8,283
Less reclassification adjustment for net losses (gains) included in net income	13	(170)
Total	1,320	8,113
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	113	(59)
Less reclassification adjustment for accretion of credit impairment losses included in net income	(87)	(286)
Total	26	(345)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	127	(6,552)
Less reclassification adjustment for net losses included in net income	1,475	1,741
Total	1,602	(4,811)
Defined benefit pension plan
Amortization of net loss	59	43
Total other comprehensive income	3,007	3,000
Total comprehensive income	$49,102	$39,187
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$46,095	$36,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,260	6,417
Stock-based compensation	4,127	2,369
Provision for credit losses	2,470	800
Net amortization of premiums and accretion of discounts on securities and borrowings	6,043	4,198
Amortization of other intangible assets	2,536	2,849
Losses (gains) on securities transactions, net	23	(271)
Proceeds from sales of loans held for sale	161,325	54,907
Gains on sales of loans, net	(4,128)	(1,795)
Originations of loans held for sale	(112,682)	(52,749)
Losses on sales of assets, net	34	10
FDIC loss-share receivable (excluding reimbursements)	229	560
Net change in:
Fair value of borrowings hedged by derivative transactions	(454)	4,719
Cash surrender value of bank owned life insurance	(2,463)	(1,963)
Accrued interest receivable	(1,429)	581
Other assets	(6,924)	(6,079)
Accrued expenses and other liabilities	(35,145)	3,993
Net cash provided by operating activities	65,917	54,733
Cash flows from investing activities:
Net loan originations and purchases	(323,470)	(95,035)
Investment securities held to maturity:
Purchases	(52,160)	(83,955)
Maturities, calls and principal repayments	77,141	58,907
Investment securities available for sale:
Purchases	(207,402)	(302,321)
Sales	—	2,081
Maturities, calls and principal repayments	50,543	366,882
Death benefit proceeds from bank owned life insurance	1,998	—
Proceeds from sales of real estate property and equipment	4,970	3,919
Purchases of real estate property and equipment	(5,627)	(7,578)
(Payments to) reimbursements from the FDIC	(408)	370
Net cash used in investing activities	(454,415)	(56,730)
Cash flows from financing activities:
Net change in deposits	(399,567)	154,875
Net change in short-term borrowings	564,004	93,632
Proceeds from issuance of long-term borrowings, net	200,000	—
Repayments of long-term borrowings	—	(155,000)
Cash dividends paid to preferred shareholders	(1,797)	(1,797)
Cash dividends paid to common shareholders	(29,012)	(27,916)
Purchase of common shares to treasury	(2,151)	(1,496)
Common stock issued, net	1,246	2,392
Net cash provided by financing activities	332,723	64,690
Net change in cash and cash equivalents	(55,775)	62,693
Cash and cash equivalents at beginning of year	392,501	413,800
Cash and cash equivalents at end of period	$336,726	$476,493

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$56,735	$38,766
Federal and state income taxes	1,599	67
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$4,813	$663
Transfer of loans to loans held for sale	103,884	—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2017 and for all periods presented have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016.
On April 27, 2017, Valley's shareholders approved an amendment to Valley's Restated Certificate of Incorporation to increase the authorized shares of common stock and preferred stock to 450,000,000 shares and 50,000,000 shares, respectively.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except for share data)
Net income available to common shareholders	$44,298	$34,390
Basic weighted average number of common shares outstanding	263,797,024	254,075,349
Plus: Common stock equivalents	749,242	272,071
Diluted weighted average number of common shares outstanding	264,546,266	254,347,420
Earnings per common share:
Basic	$0.17	$0.14
Diluted	0.17	0.14

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 3.2 million and 4.6 million shares for the three months ended March 31, 2017 and 2016, respectively.
Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2017.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2016	$(10,094)	$(642)	$(12,464)	$(18,893)	$(42,093)
Other comprehensive income before reclassifications	1,307	113	127	—	1,547
Amounts reclassified from other comprehensive income	13	(87)	1,475	59	1,460
Other comprehensive income, net	1,320	26	1,602	59	3,007
Balance at March 31, 2017	$(8,774)	$(616)	$(10,862)	$(18,834)	$(39,086)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2017 and 2016.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2017	2016	Income Statement Line Item
	(in thousands)
Unrealized (losses) gains on AFS securities before tax	$(23)	$271	(Losses) gains on securities transactions, net
Tax effect	10	(101)
Total net of tax	(13)	170
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	149	489	Interest and dividends on investment securities (taxable)
Tax effect	(62)	(203)
Total net of tax	87	286
Unrealized losses on derivatives (cash flow hedges) before tax	(2,518)	(2,971)	Interest expense
Tax effect	1,043	1,230
Total net of tax	(1,475)	(1,741)
Defined benefit pension plan:
Amortization of net loss	(101)	(72)	*
Tax effect	42	29
Total net of tax	(59)	(43)
Total reclassifications, net of tax	$(1,460)	$(1,328)

*	Amortization of net loss is included in the computation of net periodic pension cost.

Note 4. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities" shortens the amortization period for certain callable debt securities held at a premium. ASU No. 2017-08 requires the premium to be amortized to the earliest call date. The accounting for securities held at a discount does not change and the discount continues to be amortized as an adjustment to yield over the contractual life (to maturity) of the instrument. ASU No. 2017-08 is effective for Valley for the annual and interim reporting periods beginning January 1, 2018 with early adoption permitted, and is to be applied retrospectively. ASU No. 2017-08 is not expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" requires service cost to be reported in the same financial statement line item(s) as other current employee compensation costs. All other components of expense must be presented separately from service cost, and outside any subtotal of income from operations. Only the service cost component of expense is eligible to be capitalized. ASU No. 2017-07 is effective for Valley for its annual and interim reporting periods beginning January1, 2018 with early adoption permitted. ASU No. 2017-07 is not expected to have a significant impact on the presentation on Valley's consolidated financial statements.

ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test guidance) to measure a goodwill impairment charge. Instead, an entity will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). In addition, ASU No. 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for Valley for its annual or any interim goodwill impairment tests in fiscal years beginning January 1, 2020 and is not expected to have a significant impact on the presentation of Valley's consolidated financial statements. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.

ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" clarifies on how certain cash receipts and cash payments should be classified and presented in the statement of cash flow. The ASU No. 2016-15 includes guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for Valley for annual and interim reporting periods beginning January 1, 2018 and it should be applied using a retrospective transition method to each period presented. ASU No. 2016-15 is not expected to have a significant impact on the presentation of Valley's consolidated statements of cash flows.

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley expects that the new guidance will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the nonaccretable difference (as defined in Note 7) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of the Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.

ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" simplifies several aspects of the stock compensation guidance in Topic 718 and other related guidance. The amendments focus on income tax accounting upon vesting or exercise of share-based payments, award classification, liability classification exception for statutory tax withholding requirements, recognition methods for forfeitures within stock compensation expense, and the cash flow presentation. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively.  Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. ASU No. 2016-09 became effective for Valley for reporting periods after January 1, 2017 and did not have a significant impact on Valley's consolidated financial statements. At adoption, Valley elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using the prospective transition method. Valley also elected to continue to estimate the forfeitures of stock awards as a component of total stock compensation expense based on the number of awards that are expected to vest.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2017 and December 31, 2016. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2017	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,780	$49,780	$—	$—
U.S. government agency securities	47,275	—	47,275	—
Obligations of states and political subdivisions	119,162	—	119,162	—
Residential mortgage-backed securities	1,158,064	—	1,148,704	9,360
Trust preferred securities	6,393	—	4,386	2,007
Corporate and other debt securities	62,717	8,009	54,708	—
Equity securities	10,940	1,093	9,847	—
Total available for sale	1,454,331	58,882	1,384,082	11,367
Loans held for sale (1)	11,184	—	11,184	—
Other assets (2)	25,466	—	25,466	—
Total assets	$1,490,981	$58,882	$1,420,732	$11,367
Liabilities
Other liabilities (2)	$23,231	$—	$23,231	$—
Total liabilities	$23,231	$—	$23,231	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$3,470	$—	$—	$3,470
Loan servicing rights	7,826	—	—	7,826
Foreclosed assets (4)	2,710	—	—	2,710
Total	$14,006	$—	$—	$14,006

		Fair Value Measurements at Reporting Date Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Loans held for sale carried at fair value (which consist of residential mortgage loans originated for sale) had contractual unpaid principal balances totaling approximately $11.2 million and $58.2 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

(4)
Includes covered (i.e., subject to loss-sharing agreements with the FDIC) other real estate owned totaling $300 thousand at December 31, 2016. There were no covered other real estate owned properties at March 31, 2017.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016 are summarized below:

	Available for Sale Securities
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of the period	$11,888	$13,793
Total net gains (losses) included in other comprehensive income	44	(585)
Settlements, net	(565)	(259)
Balance, end of the period	$11,367	$12,949

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three months ended March 31, 2017 and 2016. There were no transfers of assets into or out of Level 3, or between Level 1 and Level 2, during the three months ended March 31, 2017 and 2016.

There have been no material changes in the valuation methodologies used at March 31, 2017 from December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following valuation techniques were used for financial instruments measured at fair value on a recurring basis. All the valuation techniques described below apply to the unpaid principal balance, excluding any accrued interest or dividends at the measurement date. Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale securities.

All U.S. Treasury securities, certain corporate and other debt securities, and certain preferred equity securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale and trading securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2017:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	15.3 - 25.0%	21.5%
		Default rate	3.4 - 36.4	9.3
		Loss severity	47.2 - 66.0	60.5

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

For the Level 3 available for sale residential mortgage-backed securities (consisting of 4 private label securities), cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk, and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

For the Level 3 available for sale trust preferred securities (consisting of one pooled security), the resulting estimated future cash flow was discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The fair value calculation is received from an independent valuation adviser. In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2017 and December 31, 2016 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2017 and December 31, 2016), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2017 and December 31, 2016.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on certain discounting criteria. At March 31, 2017, appraisals were discounted based on specific market data by location and property type. During the quarter ended March 31, 2017, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $219 thousand and $479 thousand for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, collateral dependent impaired loans with a total recorded investment of $6.3 million were reduced by specific valuation allowance allocations totaling $2.8 million to a reported total net carrying amount of $3.5 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2017, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded an immaterial net recovery of net impairment charges on its loan servicing rights for the three months ended March 31, 2017 as compared to net impairment charges totaling $192 thousand for three months ended March 31, 2016.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no adjustments of the appraisals of foreclosed assets at March 31, 2017. At March 31, 2017, foreclosed assets included $2.7 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended March 31, 2017. The foreclosed assets charge-offs to the allowance for loan losses totaled $712 thousand and $139 thousand for the three months ended March 31, 2017 and 2016, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses within non-interest expense of $290 thousand and $617 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2017 and December 31, 2016 were as follows:

	Fair Value Hierarchy	March 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$225,443	$225,443	$220,791	$220,791
Interest bearing deposits with banks	Level 1	111,283	111,283	171,710	171,710
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,793	147,419	138,830	147,495
U.S. government agency securities	Level 2	10,722	10,881	11,329	11,464
Obligations of states and political subdivisions	Level 2	538,032	551,788	566,590	577,826
Residential mortgage-backed securities	Level 2	1,113,413	1,103,770	1,112,460	1,102,802
Trust preferred securities	Level 2	59,810	48,034	59,804	47,290
Corporate and other debt securities	Level 2	41,559	42,631	36,559	37,720
Total investment securities held to maturity		1,902,329	1,904,523	1,925,572	1,924,597
Net loans	Level 3	17,334,055	16,961,749	17,121,684	16,756,655
Accrued interest receivable	Level 1	68,245	68,245	66,816	66,816
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	188,557	188,557	147,127	147,127
Financial liabilities
Deposits without stated maturities	Level 1	14,116,047	14,116,047	14,591,837	14,591,837
Deposits with stated maturities	Level 2	3,215,094	3,235,676	3,138,871	3,160,572
Short-term borrowings	Level 1	1,644,964	1,648,547	1,080,960	1,081,751
Long-term borrowings	Level 2	1,634,008	1,723,673	1,433,906	1,523,386
Junior subordinated debentures issued to capital trusts	Level 2	41,617	46,084	41,577	45,785
Accrued interest payable (2)	Level 1	9,473	9,473	10,675	10,675

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Note 6. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2017
U.S. Treasury securities	$138,793	$8,626	$—	$147,419
U.S. government agency securities	10,722	159	—	10,881
Obligations of states and political subdivisions:
Obligations of states and state agencies	250,905	8,005	(1,362)	257,548
Municipal bonds	287,127	7,335	(222)	294,240
Total obligations of states and political subdivisions	538,032	15,340	(1,584)	551,788
Residential mortgage-backed securities	1,113,413	7,958	(17,601)	1,103,770
Trust preferred securities	59,810	32	(11,808)	48,034
Corporate and other debt securities	41,559	1,072	—	42,631
Total investment securities held to maturity	$1,902,329	$33,187	$(30,993)	$1,904,523
December 31, 2016
U.S. Treasury securities	$138,830	$8,665	$—	$147,495
U.S. government agency securities	11,329	135	—	11,464
Obligations of states and political subdivisions:
Obligations of states and state agencies	252,185	6,692	(1,428)	257,449
Municipal bonds	314,405	6,438	(466)	320,377
Total obligations of states and political subdivisions	566,590	13,130	(1,894)	577,826
Residential mortgage-backed securities	1,112,460	8,432	(18,090)	1,102,802
Trust preferred securities	59,804	40	(12,554)	47,290
Corporate and other debt securities	36,559	1,190	(29)	37,720
Total investment securities held to maturity	$1,925,572	$31,592	$(32,567)	$1,924,597

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2017 and December 31, 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$75,169	$(1,362)	$—	$—	$75,169	$(1,362)
Municipal bonds	21,820	(222)	—	—	21,820	(222)
Total obligations of states and political subdivisions	96,989	(1,584)	—	—	96,989	(1,584)
Residential mortgage-backed securities	648,365	(14,179)	122,764	(3,422)	771,129	(17,601)
Trust preferred securities	—	—	46,649	(11,808)	46,649	(11,808)
Total	$745,354	$(15,763)	$169,413	$(15,230)	$914,767	$(30,993)
December 31, 2016
Obligations of states and political subdivisions:
Obligations of states and state agencies	$98,114	$(1,428)	$—	$—	$98,114	$(1,428)
Municipal bonds	27,368	(466)	—	—	27,368	(466)
Total obligations of states and political subdivisions	125,482	(1,894)	—	—	125,482	(1,894)
Residential mortgage-backed securities	692,108	(14,420)	114,505	(3,670)	806,613	(18,090)
Trust preferred securities			45,898	(12,554)	45,898	(12,554)
Corporate and other debt securities	2,971	(29)	—	—	2,971	(29)
Total	$820,561	$(16,343)	$160,403	$(16,224)	$980,964	$(32,567)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 119 at March 31, 2017 and 132 at December 31, 2016.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at March 31, 2017 mainly related to investment grade securities issued by Ginnie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at March 31, 2017 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2017.
Management does not believe that any individual unrealized loss as of March 31, 2017 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of March 31, 2017, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.
The contractual maturities of investments in debt securities held to maturity at March 31, 2017 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$66,622	$66,712
Due after one year through five years	220,086	229,218
Due after five years through ten years	338,507	353,152
Due after ten years	163,701	151,671
Residential mortgage-backed securities	1,113,413	1,103,770
Total investment securities held to maturity	$1,902,329	$1,904,523
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.3 years at March 31, 2017.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2017
U.S. Treasury securities	$51,014	$6	$(1,240)	$49,780
U.S. government agency securities	47,080	216	(21)	47,275
Obligations of states and political subdivisions:
Obligations of states and state agencies	39,624	133	(203)	39,554
Municipal bonds	79,935	201	(528)	79,608
Total obligations of states and political subdivisions	119,559	334	(731)	119,162
Residential mortgage-backed securities	1,171,958	2,673	(16,567)	1,158,064
Trust preferred securities*	7,848	—	(1,455)	6,393
Corporate and other debt securities	62,411	599	(293)	62,717
Equity securities	10,504	901	(465)	10,940
Total investment securities available for sale	$1,470,374	$4,729	$(20,772)	$1,454,331
December 31, 2016
U.S. Treasury securities	$51,020	$6	$(1,435)	$49,591
U.S. government agency securities	22,815	232	(6)	23,041
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,696	70	(424)	40,342
Municipal bonds	80,045	147	(767)	79,425
Total obligations of states and political subdivisions	120,741	217	(1,191)	119,767
Residential mortgage-backed securities	1,029,827	2,061	(16,346)	1,015,542
Trust preferred securities*	10,164	—	(2,155)	8,009
Corporate and other debt securities	60,651	436	(522)	60,565
Equity securities	20,505	1,114	(761)	20,858
Total investment securities available for sale	$1,315,723	$4,066	$(22,416)	$1,297,373

*	Includes two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at March 31, 2017 and December 31, 2016.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2017 and December 31, 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2017
U.S. Treasury securities	$48,852	$(1,240)	$—	$—	$48,852	$(1,240)
U.S. government agency securities	29,314	(18)	3,940	(3)	33,254	(21)
Obligations of states and political subdivisions:
Obligations of states and state agencies	16,778	(203)	—	—	16,778	(203)
Municipal bonds	29,738	(314)	11,136	(214)	40,874	(528)
Total obligations of states and political subdivisions	46,516	(517)	11,136	(214)	57,652	(731)
Residential mortgage-backed securities	732,989	(11,579)	141,743	(4,988)	874,732	(16,567)
Trust preferred securities	—	—	6,393	(1,455)	6,393	(1,455)
Corporate and other debt securities	26,384	(92)	15,113	(201)	41,497	(293)
Equity securities	—	—	5,179	(465)	5,179	(465)
Total	$884,055	$(13,446)	$183,504	$(7,326)	$1,067,559	$(20,772)
December 31, 2016
U.S. Treasury securities	$48,660	$(1,435)	$—	$—	$48,660	$(1,435)
U.S. government agency securities	2,530	(4)	4,034	(2)	6,564	(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	28,628	(404)	753	(20)	29,381	(424)
Municipal bonds	42,573	(506)	11,081	(261)	53,654	(767)
Total obligations of states and political subdivisions	71,201	(910)	11,834	(281)	83,035	(1,191)
Residential mortgage-backed securities	788,030	(11,889)	132,718	(4,457)	920,748	(16,346)
Trust preferred securities			8,009	(2,155)	8,009	(2,155)
Corporate and other debt securities	32,292	(294)	15,192	(228)	47,484	(522)
Equity securities	—	—	14,883	(761)	14,883	(761)
Total	$942,713	$(14,532)	$186,670	$(7,884)	$1,129,383	$(22,416)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2017 was 288 as compared to 298 at December 31, 2016.
The unrealized losses more than twelve months for the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2017 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses more than twelve months for trust preferred securities at March 31, 2017 in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $7.9 million and a fair value of $6.4 million. One of the two pooled trust preferred securities had unrealized loss of $709 thousand and an investment grade rating at March 31, 2017.

As of March 31, 2017, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $547.5 million.
The contractual maturities of investment securities available for sale at March 31, 2017 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$24,953	$24,844
Due after one year through five years	69,116	69,513
Due after five years through ten years	113,108	111,725
Due after ten years	80,735	79,245
Residential mortgage-backed securities	1,171,958	1,158,064
Equity securities	10,504	10,940
Total investment securities available for sale	$1,470,374	$1,454,331
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 9.1 years at March 31, 2017.
Other-Than-Temporary Impairment Analysis

Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including two pooled trust preferred securities), corporate bonds and perpetual preferred securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three months ended March 31, 2017 and 2016. At March 31, 2017, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $9.7 million and $9.4 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost and fair value of $2.8 million and $2.0 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three months ended March 31, 2017 and 2016.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$4,916	$5,837
Accretion of credit loss impairment due to an increase in expected cash flows	(149)	(489)
Balance, end of period	$4,767	$5,348

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
Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings were immaterial for the three months ended March 31, 2017 and 2016.

Note 7. Loans

The detail of the loan portfolio as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017			December 31, 2016
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,398,154	$244,165	$2,642,319	$2,357,018	$281,177	$2,638,195
Commercial real estate:
Commercial real estate	7,951,229	1,065,189	9,016,418	7,628,328	1,091,339	8,719,667
Construction	758,263	77,591	835,854	710,266	114,680	824,946
Total commercial real estate loans	8,709,492	1,142,780	9,852,272	8,338,594	1,206,019	9,544,613
Residential mortgage	2,574,346	171,101	2,745,447	2,684,195	183,723	2,867,918
Consumer:
Home equity	369,232	89,659	458,891	376,213	92,796	469,009
Automobile	1,149,918	135	1,150,053	1,139,082	145	1,139,227
Other consumer	593,655	6,861	600,516	569,499	7,642	577,141
Total consumer loans	2,112,805	96,655	2,209,460	2,084,794	100,583	2,185,377
Total loans	$15,794,797	$1,654,701	$17,449,498	$15,464,601	$1,771,502	$17,236,103

*
PCI loans include covered loans (mostly consisting of residential mortgage and commercial real estate loans) totaling $47.8 million and $70.4 million at March 31, 2017 and December 31, 2016, respectively.

Total loans (excluding PCI covered loans) include net unearned premiums and deferred loan costs of $15.7 million and $15.3 million at March 31, 2017 and December 31, 2016, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $1.8 billion and $1.9 billion at March 31, 2017 and December 31, 2016, respectively.

Valley transferred $103.9 million of residential mortgage loans from the loan portfolio to loans held for sale during the three months ended March 31, 2017. Exclusive of such transfers, there were no sales of loans from the held for investment portfolio during the three months ended March 31, 2017 and 2016.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $47.8 million and $70.4 million at March 31, 2017 and December 31, 2016, respectively.

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$294,514	$415,179
Accretion	(24,683)	(28,059)
Balance, end of period	$269,831	$387,120

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.4 million and $7.2 million at March 31, 2017 and December 31, 2016, respectively.

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at March 31, 2017 and December 31, 2016:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2017
Commercial and industrial	$29,734	$341	$405	$8,676	$39,156	$2,358,998	$2,398,154
Commercial real estate:
Commercial real estate	11,637	359	—	15,106	27,102	7,924,127	7,951,229
Construction	7,760	—	—	1,461	9,221	749,042	758,263
Total commercial real estate loans	19,397	359	—	16,567	36,323	8,673,169	8,709,492
Residential mortgage	7,533	4,177	1,355	11,650	24,715	2,549,631	2,574,346
Consumer loans:
Home equity	725	297	—	1,285	2,307	366,925	369,232
Automobile	2,508	471	288	110	3,377	1,146,541	1,149,918
Other consumer	507	19	26	—	552	593,103	593,655
Total consumer loans	3,740	787	314	1,395	6,236	2,106,569	2,112,805
Total	$60,404	$5,664	$2,074	$38,288	$106,430	$15,688,367	$15,794,797
December 31, 2016
Commercial and industrial	$6,705	$5,010	$142	$8,465	$20,322	$2,336,696	$2,357,018
Commercial real estate:
Commercial real estate	5,894	8,642	474	15,079	30,089	7,598,239	7,628,328
Construction	6,077	—	1,106	715	7,898	702,368	710,266
Total commercial real estate loans	11,971	8,642	1,580	15,794	37,987	8,300,607	8,338,594
Residential mortgage	12,005	3,564	1,541	12,075	29,185	2,655,010	2,684,195
Consumer loans:
Home equity	929	415	—	1,028	2,372	373,841	376,213
Automobile	3,192	723	188	146	4,249	1,134,833	1,139,082
Other consumer	76	9	21	—	106	569,393	569,499
Total consumer loans	4,197	1,147	209	1,174	6,727	2,078,067	2,084,794
Total	$34,878	$18,363	$3,472	$37,508	$94,221	$15,370,380	$15,464,601

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at March 31, 2017 and December 31, 2016:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
March 31, 2017
Commercial and industrial	$2,755	$27,306	$30,061	$34,157	$5,688
Commercial real estate:
Commercial real estate	25,713	31,594	57,306	59,501	3,156
Construction	698	2,079	2,777	2,776	220
Total commercial real estate loans	26,411	33,673	60,083	62,277	3,376
Residential mortgage	9,431	9,126	18,557	19,872	686
Consumer loans:
Home equity	1,322	2,462	3,784	3,876	93
Total consumer loans	1,322	2,462	3,784	3,876	93
Total	$39,919	$72,567	$112,485	$120,182	$9,843
December 31, 2016
Commercial and industrial	$3,609	$27,031	$30,640	$35,957	$5,864
Commercial real estate:
Commercial real estate	21,318	36,974	58,292	60,267	3,612
Construction	1,618	2,379	3,997	3,997	260
Total commercial real estate loans	22,936	39,353	62,289	64,264	3,872
Residential mortgage	8,398	9,958	18,356	19,712	725
Consumer loans:
Home equity	1,182	2,352	3,534	3,626	70
Total consumer loans	1,182	2,352	3,534	3,626	70
Total	$36,125	$78,694	$114,819	$123,559	$10,531
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$30,459	$308	$28,331	$240
Commercial real estate:
Commercial real estate	55,325	324	72,398	639
Construction	2,696	19	9,802	48
Total commercial real estate loans	58,021	343	82,200	687
Residential mortgage	20,393	208	23,603	202
Consumer loans:
Home equity	4,895	40	2,359	23
Total consumer loans	4,895	40	2,359	23
Total	$113,768	$899	$136,493	$1,152
Interest income recognized on a cash basis (included in the table above) was immaterial for the three months ended March 31, 2017 and 2016.

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
Performing TDRs (not reported as non-accrual loans) totaled $80.4 million and $85.2 million as of March 31, 2017 and December 31, 2016, respectively. Non-performing TDRs totaled $13.1 million and $10.6 million as of March 31, 2017 and December 31, 2016, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three months ended March 31, 2017 and 2016. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2017 and 2016, respectively.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	9	$10,282	$9,235	4	$4,961	$4,887
Commercial real estate:
Commercial real estate	1	177	173	2	658	404
Construction	1	560	480	—	—	—
Total commercial real estate	2	737	653	2	658	404
Residential mortgage	3	621	622	2	392	381
Consumer	—	—	—	1	54	53
Total	14	$11,640	$10,510	9	$6,065	$5,725

The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $2.0 million and $1.6 million at March 31, 2017 and 2016, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8. One commercial and industrial TDR loan totaling $209 thousand was fully charged-off during the three months ended March 31, 2016. There were no charge-offs related to TDR modifications during the quarter ended March 31, 2017.

The following table presents non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$2,000	2	$372
Commercial real estate	2	807	1	81
Residential mortgage	1	321	2	267
Consumer	—	—	1	30
Total	4	$3,128	6	$750
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans at March 31, 2017 and December 31, 2016.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
March 31, 2017
Commercial and industrial	$2,226,553	$87,059	$82,376	$2,166	$2,398,154
Commercial real estate	7,814,338	57,289	79,602	—	7,951,229
Construction	755,848	2,415	—	—	758,263
Total	$10,796,739	$146,763	$161,978	$2,166	$11,107,646
December 31, 2016
Commercial and industrial	$2,246,457	$44,316	$64,649	$1,596	$2,357,018
Commercial real estate	7,486,469	57,591	84,268	—	7,628,328
Construction	708,070	200	1,996	—	710,266
Total	$10,440,996	$102,107	$150,913	$1,596	$10,695,612

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2017 and December 31, 2016:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2017
Residential mortgage	$2,562,696	$11,650	$2,574,346
Home equity	367,947	1,285	369,232
Automobile	1,149,808	110	1,149,918
Other consumer	593,655	—	593,655
Total	$4,674,106	$13,045	$4,687,151
December 31, 2016
Residential mortgage	$2,672,120	$12,075	$2,684,195
Home equity	375,185	1,028	376,213
Automobile	1,138,936	146	1,139,082
Other consumer	569,499	—	569,499
Total	$4,755,740	$13,249	$4,768,989
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2017 and December 31, 2016.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
March 31, 2017
Commercial and industrial	$235,700	$8,465	$244,165
Commercial real estate	1,054,623	10,566	1,065,189
Construction	76,496	1,095	77,591
Residential mortgage	167,510	3,591	171,101
Consumer	94,515	2,140	96,655
Total	$1,628,844	$25,857	$1,654,701
December 31, 2016
Commercial and industrial	$272,483	$8,694	$281,177
Commercial real estate	1,080,376	10,963	1,091,339
Construction	113,370	1,310	114,680
Residential mortgage	179,793	3,930	183,723
Consumer	98,469	2,114	100,583
Total	$1,744,491	$27,011	$1,771,502
Other real estate owned (OREO) totaled $10.7 million and $10.2 million at March 31, 2017 and December 31, 2016, respectively, (including $558 thousand of OREO properties which are subject to loss-sharing agreements with the FDIC at December 31, 2016). There were no covered OREO properties at March 31, 2017. OREO included foreclosed residential real estate properties totaling $2.4 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5.3 million and $7.1 million at March 31, 2017 and December 31, 2016, respectively.

Note 8. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at March 31, 2017 and December 31, 2016.

The following table summarizes the allowance for credit losses at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$115,443	$114,419
Allowance for unfunded letters of credit	2,253	2,185
Total allowance for credit losses	$117,696	$116,604

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$2,402	$729
Provision for unfunded letters of credit	68	71
Total provision for credit losses	$2,470	$800

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$—	$114,419
Loans charged-off	(1,714)	(414)	(130)	(1,121)	—	(3,379)
Charged-off loans recovered	848	142	448	563	—	2,001
Net (charge-offs) recoveries	(866)	(272)	318	(558)	—	(1,378)
Provision for loan losses	1,334	723	(428)	773		2,402
Ending balance	$51,288	$56,302	$3,592	$4,261	$—	$115,443
Three Months Ended March 31, 2016
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$—	$106,178
Loans charged-off	(1,251)	(105)	(81)	(1,074)	—	(2,511)
Charged-off loans recovered	526	89	15	389	—	1,019
Net (charge-offs) recoveries	(725)	(16)	(66)	(685)	—	(1,492)
Provision for loan losses	375	464	(350)	240	—	729
Ending balance	$48,417	$48,454	$4,209	$4,335	$—	$105,415

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2017 and December 31, 2016.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$5,688	$3,376	$686	$93	$9,843
Collectively evaluated for impairment	45,600	52,926	2,906	4,168	105,600
Total	$51,288	$56,302	$3,592	$4,261	$115,443
Loans:
Individually evaluated for impairment	$30,061	$60,083	$18,557	$3,784	$112,485
Collectively evaluated for impairment	2,368,094	8,649,408	2,555,789	2,109,021	15,682,312
Loans acquired with discounts related to credit quality	244,165	1,142,780	171,101	96,655	1,654,701
Total	$2,642,320	$9,852,271	$2,745,447	$2,209,460	$17,449,498
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$5,864	$3,872	$725	$70	$10,531
Collectively evaluated for impairment	44,956	51,979	2,977	3,976	103,888
Total	$50,820	$55,851	$3,702	$4,046	$114,419
Loans:
Individually evaluated for impairment	$30,640	$62,289	$18,356	$3,534	$114,819
Collectively evaluated for impairment	2,326,378	8,276,305	2,665,839	2,081,260	15,349,782
Loans acquired with discounts related to credit quality	281,177	1,206,019	183,723	100,583	1,771,502
Total	$2,638,195	$9,544,613	$2,867,918	$2,185,377	$17,236,103

Note 9. Goodwill and Other Intangible Assets
Goodwill totaled $690.6 million at both March 31, 2017 and December 31, 2016. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016). There was no impairment of goodwill during the three months ended March 31, 2017 and 2016.
The following table summarizes other intangible assets as of March 31, 2017 and December 31, 2016:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2017
Loan servicing rights	$74,108	$(52,954)	$(899)	$20,255
Core deposits	43,396	(20,697)	—	22,699
Other	4,087	(2,083)	—	2,004
Total other intangible assets	$121,591	$(75,734)	$(899)	$44,958
December 31, 2016
Loan servicing rights	$73,002	$(52,634)	$(900)	$19,468
Core deposits	61,504	(37,562)	—	23,942
Other	4,087	(2,013)	—	2,074
Total other intangible assets	$138,593	$(92,209)	$(900)	$45,484

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of, estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. See the "Assets and Liabilities Measured at Fair Value on a Non-recurring Basis" section of Note 5 for additional information regarding the fair valuation and impairment of loan servicing rights.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2017 and 2016.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2017 through 2021:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2017	$3,892	$3,599	$210
2018	4,278	4,215	249
2019	3,362	3,671	235
2020	2,647	3,127	220
2021	1,973	2,582	206

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $2.5 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.
Note 10. Stock–Based Compensation
Valley currently has one active employee stock option plan, the 2016 Long-Term Stock Incentive Plan (the “2016 Stock Plan”), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The purpose of the 2016 Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors. As of March 31, 2017, 7.4 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Restricted Stock. Restricted stock is awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley awarded time-based restricted stock totaling 393 thousand shares and 494 thousand shares during the three months ended March 31, 2017 and 2016, respectively, to both executive officers and key employees of Valley. The awards have vesting periods ranging from three to six years. Generally, the restrictions on such awards lapse at an annual or bi-annual rate of one-third of the total award commencing with the first or second anniversary of the date of grant, respectively. The average grant date fair value of the restricted stock awards granted during the three months ended March 31, 2017 and 2016 was $11.66 per share and $8.77 per share, respectively.
Restricted Stock Units. Valley granted 371 thousand shares and 431 thousand shares of performance-based RSUs to certain executive officers for the three months ended March 31, 2017 and 2016, respectively. The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The performance based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents and accrued interest (if applicable), per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the three months ended March 31, 2017 and 2016 was $11.05 per share and $8.32 per share, respectively.

Valley recorded total stock-based compensation expense of $4.1 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2017, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $19.1 million and will be recognized over an average remaining vesting period of approximately 2.2 years.
Note 11. Derivative Instruments and Hedging Activities

Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Cash Flow Hedges of Interest Rate Risk. Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Valley uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty, respectively. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

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

At March 31, 2017, Valley has one "steepener" swap with a total current notional amount of $23.0 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rate paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2017				December 31, 2016
	Fair Value				Fair Value
	Other Assets	Other Liabilities		Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$588	$343	*	$707,000	$802	$15,641	$707,000
Fair value hedge interest rate swaps	—	888		7,944	—	986	7,999
Total derivatives designated as hedging instruments	$588	$1,231		$714,944	$802	$16,627	$714,999
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$24,817	$21,882	*	$1,108,416	$25,285	$25,284	$1,075,722
Mortgage banking derivatives	61	118		53,851	2,968	2,166	246,583
Total derivatives not designated as hedging instruments	$24,878	$22,000		$1,162,267	$28,253	$27,450	$1,322,305

* The fair value for the Chicago Mercantile Exchange cleared derivative positions is inclusive of accrued interest payable and the portion of the cash collateral representing the variation margin posted with (or by) the applicable counterparties.

Chicago Mercantile Exchange (CME) amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral.  Effective January 1, 2017, Valley adopted the new rule on a prospective basis to classify its CME variation margin as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow derivatives and non-designated interest rate swaps cleared with the CME were mostly offset by variation margins totaling $13.5 million and $3.1 million, respectively, and reported in the table above on a net basis at March 31, 2017.

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(2,518)	$(2,971)
Amount of gain (loss) recognized in other comprehensive income	217	(11,032)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three months ended March 31, 2017 and 2016. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $18.5 million and $12.5 million at March 31, 2017 and December 31, 2016, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $7.4 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Derivative - interest rate swaps:
Interest income	$97	$(99)
Interest expense	—	4,728
Hedged item - loans and borrowings:
Interest income	$(97)	$99
Interest expense	—	(4,719)

The amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial for the three months ended March 31, 2017 and 2016.

The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(860)	$(297)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2017, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $3.6 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At March 31, 2017, Valley had $34.1 million in collateral posted with counterparties, net of CME variation margin.
Note 12. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
March 31, 2017
Assets:
Interest rate caps and swaps	$25,405	$—	$25,405	$(5,853)	$—		$19,552
Liabilities:
Interest rate caps and swaps	$23,113	$—	$23,113	$(5,853)	$(2,270)	(1)	$14,990
Repurchase agreements	165,000	—	165,000	—	(165,000)	(2)	—
Total	$188,113	$—	$188,113	$(5,853)	$(167,270)		$14,990
December 31, 2016
Assets:
Interest rate caps and swaps	$26,087	$—	$26,087	$(5,268)	$—		$20,819
Liabilities:
Interest rate caps and swaps	$41,911	$—	$41,911	$(5,268)	$(36,643)	(1)	$—
Repurchase agreements	165,000	—	165,000	—	(165,000)	(2)	—
Total	$206,911	$—	$206,911	$(5,268)	$(201,643)		$—

(1)
Represents the amount of collateral posted with derivatives counterparties that offsets net liabilities. Actual cash collateral posted with all counterparties totaled $50.7 million and $52.4 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Represents the fair value of non-cash pledged investment securities.

Note 13. Tax Credit Investments

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$29,047	$29,567
Other tax credit investments, net	39,959	44,763
Total tax credit investments, net	$69,006	$74,330
Other Liabilities:
Unfunded affordable housing tax credit commitments	$4,690	$4,850
Unfunded other tax credit commitments	7,276	7,276
Total unfunded tax credit commitments	$11,966	$12,126

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,284	$1,065
Other tax credit investment credits and tax benefits	6,286	3,268
Total reduction in income tax expense	$7,570	$4,333
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$396	$584
Affordable housing tax credit investment impairment losses	124	140
Other tax credit investment losses	767	74
Other tax credit investment impairment losses	4,037	6,466
Total amortization of tax credit investments recorded in non-interest expense	$5,324	$7,264

Note 14. Litigation
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
Merrick Bank Corporation v. Valley National Bank and American Express Travel Related Services v. Valley National Bank litigation. For about a decade, Valley served as the depository bank for various charter operators under regulations of the Department of Transportation (DOT) and contracts entered into with charter operators under those regulations. The purported intent of the regulations is to afford some protection to the customers of the charter operators. A charter operator has several options with regard to fulfilling its obligations under the regulations, with one option requiring the charter operator to deposit the proceeds of tickets purchased for a charter flight into an FDIC insured bank account. The funds for a flight are released when the charter operator certifies that the flight has been completed. Valley stopped serving as a depository bank for the charter business due to the narrow profit in that business combined with the legal expenses incurred to defend itself in a prior case in which Valley was completely successful and the anticipated legal expenses from the following similar cases that are still pending.
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
During April 2017, all parties attended a mediation, however it was unsuccessful. Shortly before the mediation, Valley filed summary judgment motions on all of the remaining counts in both the Merrick and American Express cases. Merrick and American Express also filed summary judgment motions against Valley. Valley does not anticipate an immediate decision to be rendered on the motions.
At March 31, 2017, Valley could not estimate an amount or range of reasonably possible losses related to the matter described above. Based upon information currently available and advice of counsel, Valley believes that the eventual outcome of such claims will not have a material adverse effect on Valley’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of the matters, if unfavorable, may be material to Valley’s results of operations for a particular period.

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016, include, but are not limited to:

•
weakness or a decline in the U.S. economy, in particular in New Jersey, New York Metropolitan area (including Long Island) and Florida as well as an unexpected decline in commercial real estate values within our market areas;

•	less than expected cost savings and revenue enhancement from Valley's cost reduction plans including its earnings enhancement program called "LIFT";

•
damage verdicts or settlements or restrictions related to existing or potential litigations arising from claims of breach of fiduciary responsibility, negligence, fraud, contractual claims, environmental laws, patent or trade mark infringement, employment related claims, and other matters;

•	the loss of or decrease in lower-cost funding sources within our deposit base may adversely impact our net interest income and net income;

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

•	higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in tax laws, regulations and case law;

•	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in our capital requirements;

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships; and

•	inability to retain and attract customers and qualified employees.
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016.
New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2017, Valley had consolidated total assets of approximately $23.2 billion, total net loans of $17.3 billion, total deposits of $17.3 billion and total shareholders’ equity of $2.4 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, and Florida. Of our current 209 branch network, 67 percent, 18 percent and 15 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown significantly in asset size over the past several years primarily through bank acquisitions that expanded our operating footprint into several Florida markets in 2014 and 2015, as well as normal lending activity. See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2016 for more details regarding our most recent acquisitions.
Quarterly Results. Net income for the first quarter of 2017 was $46.1 million, or $0.17 per diluted common share, compared to $36.2 million, or $0.14 per diluted common share, for the first quarter of 2016. The $9.9 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $14.4 million increase in our net interest income mostly due to higher average loan balances driven by both strong organic and purchased loan volume over the last 12 months and the modification of $405 million of high cost long-term borrowings in the third quarter of 2016, (ii) a $3.6 million increase in non-interest income mostly caused by increases in net gains on sales of residential mortgage loans and, to a lesser extent, higher bank owned life insurance income, partially offset by (iii) a $2.7 million increase in non-interest expense mostly due to higher salary and employee benefit expense, (iv) a $1.7 million increase in the provision for credit losses largely caused by loan growth, and (v) an increase in income tax expense mainly due to higher pre-tax income. See the "Net Interest Income," "Non-Interest Income," and "Non-Interest Expense" sections below for more details on the items above impacting our first quarter 2017 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview. During the first quarter of 2017, real gross domestic product (GDP) grew at a 0.9 percent annual rate after advancing 2.1 percent in the fourth quarter of 2016. The pace of hiring remained solid, although household spending slowed somewhat in the first quarter. The combination of past declines in commodity prices and continued wage gains did not bolster consumption. Increased business fixed investment was partly supported by stability in commodity prices, and growth in residential fixed investment was solid even as borrowing costs generally increased in the first quarter.

The civilian unemployment rate decreased from 4.7 percent as of December 31, 2016 to 4.5 percent as of March 31, 2017 even as the number of people entering the workforce increased, demonstrating the continued strength of the labor market. The pace of hiring accelerated somewhat from a monthly average of 147 thousand in linked fourth quarter to 178 thousand in the first quarter of 2017. Measures of wages increased modestly over recent months which may be contributing to the slowing in household consumption.

In the first quarter of 2017, the pace of U.S. existing home sales increased compared to the previous linked quarter and the same period one year ago. Higher readings on consumer confidence boosted by the strong labor market supported the housing market even as borrowing costs remained high relative to recent quarters. The average market rate on a 30-year fixed rate mortgage loan was 4.17 percent during the first quarter of 2017, the highest rate since the second quarter of 2014. Market conditions remain generally favorable although the low levels of home inventory may weigh on unit sales.

Growth in personal consumption of goods and services decelerated modestly in the first quarter of 2017 after advancing at a solid pace throughout most of 2016. However, sales for automobiles were particularly weak in the first quarter of 2017. Additionally, slowing sales of goods may negatively impact business inventories which may result in slower overall business investment. Equity and home prices however, continued to rise in the first quarter of 2017, which may support consumer spending as we move forward in 2017.

In March 2017, the Federal Reserve’s Open Market Committee (FOMC) raised the target for the federal funds rate by 25 basis points for the third time in the last 15 months to a current target range of 0.75 to 1.00 percent. Despite these actions, the FOMC remains concerned about the continued low levels of inflation and inflation expectations. In determining future policy actions, the FOMC will assess progress - both realized and expected - toward its objectives of maximum employment and 2-percent inflation. The FOMC has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities into agency mortgage-backed securities and will continue rolling over maturing U.S. Treasury securities at auction. This policy should help maintain accommodative financial conditions. The FOMC has continued to emphasize that future changes in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the first quarter at 2.40 percent, 13 basis points higher compared to December 31, 2016. The spread between the 2- and 10-year U.S. Treasury note yields was 1.13 percent at March 31, 2017, or 7 basis points lower than at December 31, 2016 and 6 basis points higher than compared to March 31, 2016.

While we are currently witnessing higher interest rates on pending loan originations within most of our loan pipelines in the early stages of the second quarter of 2017, we do see some offset potentially coming in the form of higher deposit and borrowing costs in our primary markets. To that end, despite strong loan demand, particularly in commercial real estate lending, our business operations and results may be challenged in the future due to several factors, including, but not limited to, the decline in the spread between short- and long-term market interest rates and/or slower than expected economic activity within our markets.
Loans. Loans increased by $213.4 million, or 5.0 percent on an annualized basis, to $17.4 billion at March 31, 2017 from December 31, 2016 largely due to a $307.7 million net increase in total commercial real estate loans. The overall loan growth was partially offset by a decrease of $122.5 million in residential mortgage loans caused, in part, by the transfer of approximately $104 million of performing 30-year fixed rate mortgages to loans held for sale at March 31, 2017. The sale of these loans is expected to be completed during the second quarter of 2017 and result in a pre-tax gain of approximately $3 million. Total new organic loan originations, excluding new lines of credit and purchased loans, totaled approximately $740 million mostly within the commercial loan categories during the first quarter of 2017. See further details on our loan activities, including the covered loan portfolio, under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. As of March 31, 2017, PCI loans totaled $1.7 billion and represented approximately 9.5 percent of our total loan portfolio.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans increased to 0.61 percent at March 31, 2017 as compared to 0.55 percent at December 31, 2016 mostly due to an increase in commercial loans past due 30 to 59 days. At March 31, 2017, accruing past due loans totaled $68.1 million and included $15.3 million of matured performing loans (collateralized by taxi cab medallions) in the normal process of renewal. Non-performing assets (including non-accrual loans) increased by 4.2 percent to $51.5 million at March 31, 2017 as compared to $49.4 million at December 31, 2016 mostly due to a 2.1 percent increase in non-accrual loans to $38.3 million, as well as a moderate increase in other real estate owned.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of March 31, 2017. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the first quarter of 2017 remained relatively unchanged as compared to the fourth quarter of 2016. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended March 31, 2017, while savings, NOW and money market accounts were 52 percent and time deposits were 18 percent of the total average deposits. Overall, average deposits totaling $17.4 billion for the first quarter of 2017 decreased by $61.9 million as compared to the fourth quarter of 2016 due, in large part, to lower average non-interest bearing deposits. Actual ending balances for deposits also decreased $399.6 million, or 2.3 percent, to approximately $17.3 billion at March 31, 2017 from December 31, 2016 mostly due to runoff related to one large commercial money market customer and a $68.6 million decrease in brokered money market deposit account balances in January 2017. However, time deposits increased $76.2 million to $3.2 billion at March 31, 2017 from December 31, 2016 due, in part, to the successful promotional campaign for our 12-month certificates of deposit.
Average short-term borrowings increased $296.7 million, or 23.4 percent, to $1.6 billion for the three months ended March 31, 2017 as compared to the fourth quarter of 2016 mostly due to increased use of short-term FHLB advances for additional liquidity to fund new loan volumes. Actual ending balances for short-term borrowings increased $564.0 million to $1.6 billion at March 31, 2017 as compared to December 31, 2016 mostly due to the higher level of FHLB advances used as alternate funding, which totaled approximately $1.4 billion at March 31, 2017.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) totaled $1.5 billion for the first quarter of 2017 and remained relatively unchanged as compared to the fourth quarter of 2016. Actual ending balances for long-term borrowings increased $200.1 million to $1.6 billion at March 31, 2017 as compared to December 31, 2016 primarily due to two new FHLB advances with contractual terms between 13 and 15 months.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Return on average assets	0.80%	0.67%
Return on average shareholders’ equity	7.69	6.52
Return on average tangible shareholders’ equity (ROATE)	11.09	9.75

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Net income	$46,095	$36,187
Average shareholders’ equity	2,399,159	2,219,570
Less: Average goodwill and other intangible assets	(736,178)	(735,438)
Average tangible shareholders’ equity	$1,662,981	$1,484,132
Annualized ROATE	11.09%	9.75%

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
Net Interest Income
Net interest income on a tax equivalent basis totaling $164.7 million for the first quarter of 2017 increased $14.6 million from the first quarter of 2016 and decreased $1.9 million as compared to the fourth quarter of 2016. Interest income on a tax equivalent basis decreased $2.0 million to $201.3 million for the first quarter of 2017 as compared to the fourth quarter of 2016 mainly due to a 23 basis point decline in the yield on average loans, partially offset by increases of $533.3 million and $156.1 million in average loans and taxable investments, respectively, and a 18 basis point increase in the yield on average taxable investments. The decrease in yield on average loans for the first quarter of 2017 as compared to the linked fourth quarter was mostly due to a decline of $5.9 million in periodic commercial loan fee income related to derivative interest rate swaps executed with customers and loan prepayment penalty fees. Interest expense of $36.6 million for the three months ended March 31, 2017 decreased $113 thousand as compared to the fourth quarter of 2016. During first quarter of 2017, our interest expense on deposits and long-term borrowings declined by approximately $237 thousand and $292 thousand, respectively, from the linked fourth quarter largely due to two less days during the first quarter of 2017. The reduction in interest expense from these interest bearing liabilities was largely offset by additional interest expense from increased short-term borrowings during the first quarter of 2017. Average short-term borrowings increased $296.7 million as compared to the fourth quarter of 2016 due to new FHLB borrowings used to offset a decline in deposits and fund new loans during the first quarter of 2017.
Average interest earning assets increased to $20.9 billion for the first quarter of 2017 as compared to approximately $19.5 billion for the first quarter of 2016 largely due to strong organic and purchased loan growth over the last 12 month period. The broad-based loan growth within several loan categories since March 31, 2016 was largely supplemented by purchased loans, primarily consisting of participations in multi-family loans and whole 1-4 family loans (that were a mix of qualifying and non-qualifying CRA loans with adjustable and fixed rates), totaling $753 million over the last 12 months ended March 31, 2017. Compared to the fourth quarter of 2016, average interest earning assets increased by $561.0 million from $20.4 billion largely due to continued loan growth. Average loans increased $533.3 million to $17.3 billion for the first quarter of 2017 from the fourth quarter of 2016 due to both organic and purchased loan growth mainly within commercial real estate and other consumer loans. Average total investments increased $137.1 million during the first quarter of 2017 and helped drive a $109.4 million decline in average overnight cash balances, along with normal fluctuations in overnight cash balances due to the timing of loan originations and additional borrowings to fund such loans.
Average interest bearing liabilities increased $949.5 million to $15.3 billion for the first quarter of 2017 as compared to the first quarter of 2016 mainly due to continued and greater use of low cost brokered money market deposits, as well as short-term FHLB advances issued as part of our overall funding and liquidity strategy over the last 12 month period. Compared to the fourth quarter of 2016, average interest bearing liabilities increased $357.0 million in the first quarter of 2017 mostly due to higher levels of both short-term FHLB advances and time deposit account balances. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Our net interest margin on a tax equivalent basis of 3.14 percent for the first quarter of 2017 increased by 6 basis points as compared to the first quarter of 2016, and decreased 13 basis points from the fourth quarter of 2016. The yield on average interest earning assets decreased by 15 basis points on a linked quarter basis mostly due to the lower yield on average loans. The yield on average loans decreased 23 basis points to 4.04 percent for the first quarter of 2017 and was negatively impacted by the aforementioned decreases in periodic commercial loan fees as compared to the fourth quarter of 2016. The yield on average taxable investment securities increased by 18 basis points to 2.78 percent for the first quarter of 2017 from the fourth quarter of 2016 largely due to a decline in premium amortization expense caused by lower principal repayments on residential mortgage-backed securities. The overall cost of average interest bearing liabilities decreased by 2 basis points during the first quarter of 2017 from 0.98 percent in the linked fourth quarter of 2016. The decrease was due, in part, to a 8 basis point decline in the cost of long-term borrowings mostly caused by two less days during the first quarter of 2017. Our cost of total deposits was 0.45 percent for the first quarter of 2017 as compared to 0.46 percent for the fourth quarter of 2016.
Looking forward, our net interest margin for the second quarter of 2017 may decline as compared to the first quarter of 2017 due to a decline in variable interest income items, such as derivative swap and loan fee income, as well as a multitude of conditional, and sometimes unpredictable, factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of long-term market interest rates (which have moderately declined since March 31, 2017), further repayment of higher yielding interest earning assets, and the re-pricing risk related to interest bearing deposits and short-term borrowings. Additionally, our investment portfolios include a large number of residential mortgage-backed securities purchased at a premium. The amortization of such premiums, which impacts both the yield and interest income recognized on such securities, may increase or decrease depending upon the level of principal prepayments and market interest rates. To manage these risks, we continuously explore ways to maximize our mix of interest earning assets on our balance sheet, while maintaining a low cost of funds to optimize our net interest margin and overall returns. The increase in both the U.S. and Valley prime rates (to 4.00 percent and 5.125 percent, respectively) in response to the Federal Reserve's 25 basis point increase in the targeted federal funds rate in mid-March 2017 should benefit both our future net interest income and margin. Additionally, potential future loan growth from both the commercial and consumer lending segments (based upon solid loan pipelines seen in the early stages of the second quarter of 2017) is anticipated to positively impact our future net interest income.

The following table reflects the components of net interest income for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$17,313,100	$175,017	4.04%	$16,779,765	$179,275	4.27%	$15,993,543	$166,075	4.15%
Taxable investments (3)	2,836,300	19,740	2.78	2,680,175	17,454	2.60	2,497,986	15,479	2.48
Tax-exempt investments (1)(3)	612,946	6,201	4.05	632,011	6,292	3.98	569,265	5,677	3.99
Federal funds sold and other interest bearing deposits	187,118	331	0.71	296,535	280	0.38	426,676	357	0.33
Total interest earning assets	20,949,464	201,289	3.84	20,388,486	203,301	3.99	19,487,470	187,588	3.85
Allowance for loan losses	(115,300)			(111,865)			(107,039)
Cash and due from banks	241,346			293,693			296,721
Other assets	1,938,949			2,100,979			2,013,099
Unrealized (losses) gains on securities available for sale, net	(18,173)			8,698			(9,973)
Total assets	$22,996,286			$22,679,991			$21,680,278
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$9,049,446	$10,183	0.45%	$9,034,605	$10,418	0.46%	$8,334,289	$9,243	0.44%
Time deposits	3,178,452	9,553	1.20	3,137,057	9,555	1.22	3,127,842	9,585	1.23
Total interest bearing deposits	12,227,898	19,736	0.65	12,171,662	19,973	0.66	11,462,131	18,828	0.66
Short-term borrowings	1,563,000	3,901	1.00	1,266,311	3,485	1.10	1,061,011	1,872	0.71
Long-term borrowings (4)	1,494,273	12,950	3.47	1,490,187	13,242	3.55	1,812,556	16,744	3.70
Total interest bearing liabilities	15,285,171	36,587	0.96	14,928,160	36,700	0.98	14,335,698	37,444	1.04
Non-interest bearing deposits	5,138,870			5,256,984			4,918,463
Other liabilities	173,086			190,639			206,547
Shareholders’ equity	2,399,159			2,304,208			2,219,570
Total liabilities and shareholders’ equity	$22,996,286			$22,679,991			$21,680,278
Net interest income/interest rate spread (5)		$164,702	2.88%		$166,601	3.01%		$150,144	2.81%
Tax equivalent adjustment		(2,173)			(2,206)			(1,991)
Net interest income, as reported		$162,529			$164,395			$148,153
Net interest margin (6)			3.10%			3.23%			3.04%
Tax equivalent effect			0.04%			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.14%			3.27%			3.08%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2017 Compared to March 31, 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$13,427	$(4,485)	$8,942
Taxable investments	2,232	2,029	4,261
Tax-exempt investments*	441	83	524
Federal funds sold and other interest bearing deposits	(275)	249	(26)
Total increase (decrease) in interest income	15,825	(2,124)	13,701
Interest Expense:
Savings, NOW and money market deposits	803	137	940
Time deposits	154	(186)	(32)
Short-term borrowings	1,081	948	2,029
Long-term borrowings and junior subordinated debentures	(2,806)	(988)	(3,794)
Total (decrease) increase in interest expense	(768)	(89)	(857)
Total increase (decrease) in net interest income	$16,593	$(2,035)	$14,558

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Trust and investment services	$2,744	$2,440
Insurance commissions	5,061	4,708
Service charges on deposit accounts	5,236	5,103
(Losses) gains on securities transactions, net	(23)	271
Fees from loan servicing	1,815	1,594
Gains on sales of loans, net	4,128	1,795
Bank owned life insurance	2,463	1,963
Other	3,635	3,574
Total non-interest income	$25,059	$21,448

Non-interest income increased $3.6 million for the three months ended March 31, 2017 as compared with the same period in 2016 primarily due to increases in net gains on sales of loans and non-interest income from bank owned life insurance.

Net gains on sales of loans increased $2.3 million for the three months ended March 31, 2017 as compared to the same period in 2016 largely due to a higher volume of residential mortgage loans originated for sale during the three months ended March 31, 2017. Loans originated for sale (including both new and refinanced loans) increased $80.1 million to $163.7 million for the first quarter of 2017 as compared to $83.6 million for the first quarter of 2016. During the first quarter of 2017, we sold $159.9 million of residential mortgage loans originated for sale (including $57.7 million of loans held for sale at December 31, 2016) as compared to $54.0 million in the first quarter of 2016. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in net gains of $267 thousand and $499 thousand for the three months ended March 31, 2017 and 2016, respectively. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Bank owned life insurance increased $500 thousand for the three months ended March 31, 2017 as compared to the same period in 2016 largely related to certain death benefits received in the first quarter of 2017.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Salary and employee benefits expense	$63,716	$60,259
Net occupancy and equipment expense	23,035	22,789
FDIC insurance assessment	5,127	5,099
Amortization of other intangible assets	2,536	2,849
Professional and legal fees	4,695	3,895
Amortization of tax credit investments	5,324	7,264
Telecommunications expense	2,659	2,386
Other	13,860	13,684
Total non-interest expense	$120,952	$118,225

Non-interest expense increased $2.7 million for the three months ended March 31, 2017 as compared with the same period in 2016 primarily due to increases in the salary and employee benefits expense and professional and legal fees, partially offset by a decrease in the amortization of tax credit investments.

Salary and employee benefits expense increased $3.5 million for the three months ended March 31, 2017 as compared to the same period in 2016 largely due to increases in stock-based compensation expense and cash incentive compensation accrual totaling a combined $2.4 million. The remaining net increase in the category was mainly related to an increase in payroll taxes for the three months ended March 31, 2017 compared to the same period in 2016, as well as an increase in 401(k) plan expense.

Professional and legal fees increased $800 thousand for the three months ended March 31, 2017 as compared to the same period in 2016 largely due to an increase in legal fees related to on-going litigation, as well as other corporate matters during the first quarter of 2017.

Amortization of tax credit investments decreased $1.9 million for the three months ended March 31, 2017 as compared with the same period in 2016 mainly due to the lower level of net tax credit investments held at March 31, 2017 as compared to March 31, 2016. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 13 to the consolidated financial statements for more details regarding our tax credit investments.

Efficiency Ratios
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments within non-interest expense.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Total non-interest expense	$120,952	$118,225
Less: Amortization of tax credit investments	5,324	7,264
Total non-interest expense, adjusted	$115,628	$110,961

Net interest income	$162,529	$148,153
Total non-interest income	25,059	21,448
Total net interest income and non-interest income	$187,588	$169,601
Efficiency ratio	64.48%	69.71%
Efficiency ratio, adjusted	61.64%	65.42%

Earnings Enhancement Program
In December 2016, Valley announced a company-wide earnings enhancement initiative called LIFT. The LIFT program will seek to identify both additional operating expense reductions and revenue enhancement opportunities, which together are anticipated to contribute to sustainable improvement in our earnings for years to come. Valley has selected EHS Partners, LLC, a New York based consulting firm, to help achieve its program goals. The discovery and feasibility study phases for LIFT are currently underway and expected to be completed on schedule in the second quarter of 2017. The implementation phase of the initiative will commence in the third quarter of 2017 and is expected to be fully phased-in over a 24 month period. We expect this endeavor, combined with our continued growth strategies, to help position Valley to deliver on its future performance goals, while enhancing our focus on delivering the financial banking experience expected in today's rapidly changing financial services environment.
As part of the LIFT program and the normal on-going review of our business, we will evaluate the operational efficiency of our entire branch network (consisting of 110 leased and 99 owned office locations at March 31, 2017). This review will ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.
Income Taxes

Income tax expense was $18.1 million and $14.4 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was 28.2 percent and 28.5 percent for the first quarters of 2017 and 2016, respectively.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2017, we anticipate that our effective tax rate will range from 28 percent to 31 percent. The effective tax rate is generally lower than the statutory rate primarily due to tax credits derived from our investments in qualified affordable housing projects and other investments related to community development and renewable energy sources, as well as earnings from other tax-exempt investments. See Note 13 to the consolidated financial statements for additional information regarding our tax credit investments.
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

The following tables present the financial data for each business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,044,814	$12,268,286	$3,636,364	$—	$20,949,464
Income (loss) before income taxes	15,404	49,378	9,712	(10,328)	64,166
Annualized return on average interest earning assets (before tax)	1.22%	1.61%	1.07%	N/A	1.23%

	Three Months Ended March 31, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,195,629	$10,797,914	$3,493,927	$—	$19,487,470
Income (loss) before income taxes	14,101	43,867	4,003	(11,395)	50,576
Annualized return on average interest earning assets (before tax)	1.09%	1.63%	0.46%	N/A	1.04%
Consumer Lending

This segment, representing approximately 28.4 percent of our loan portfolio at March 31, 2017, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 15.7 percent of our loan portfolio at March 31, 2017, including covered loans) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.6 percent of total loans at March 31, 2017) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment decreased $150.8 million to $5.0 billion for the three months ended March 31, 2017 as compared to the first quarter of 2016. The decrease was largely due to declines in residential mortgage loans and home equity loans. The decline in residential mortgage loans over the last 12 months was largely driven by normal repayment activity, high percentage of loans originated for sale rather than investment, and the transfer and the sale of approximately $170 million of performing fixed rate mortgages from loans held for sale in the fourth quarter of 2016. Home equity loan volumes and customer usage of existing home equity lines of credit also steadily declined since March 31, 2016 despite the relatively favorable low interest rate environment.

Income before income taxes generated by the consumer lending segment increased $1.3 million to $15.4 million for the first quarter of 2017 as compared to $14.1 million for the first quarter of 2016 largely due to an increase in non-interest income of $3.4 million and a decrease of $1.3 million in internal transfer expense for the first quarter of 2017 as compared to the same period in 2016. The increase in non-interest income was mostly driven by a $2.3 million increase in the net gains on sales of loans caused by a higher level of sales volumes during first quarter of 2017. The positive impact of the aforementioned items was partially offset by a $1.2 million decrease in net interest income mainly due to the lower average loan balances since March 31, 2016 and a 8 basis point decline in the yield on average loans as the new loan volume was generated at current market interest rates below the yield on the average portfolio.

The net interest margin on the consumer lending portfolio decreased 1 basis point to 2.78 percent for the first quarter of 2017 as compared to the same quarter one year ago. The net interest margin was negatively impacted by a 8 basis point decline in yield on average loans, partially offset by a 7 basis point decrease in the costs associated with our funding sources. The decrease in our cost of funds was primarily due to the lower cost of our average long-term borrowings driven by the prepayment, modification and maturity of high cost borrowings over the last 12 months. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.6 billion and represented 15.1 percent of the total loan portfolio at March 31, 2017. Commercial real estate loans and construction loans totaled $9.9 billion and represented 56.5 percent of the total loan portfolio at March 31, 2017.

Average interest earning assets in this segment increased $1.5 billion to $12.3 billion for the three months ended March 31, 2017 as compared to the first quarter of 2016. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers and purchases of loan participations (mostly consisting of multi-family loans in New York City) totaling over $750 million during the last 12 months.

For the three months ended March 31, 2017, income before income taxes for the commercial lending segment increased $5.5 million to $49.4 million as compared to the same quarter of 2016 mostly due to an increase in net interest income, partially offset by an increase in the provision for credit losses and internal transfer expense. Net interest income increased $10.9 million to $112.4 million for the first quarter of 2017 as compared to the same period in 2016 largely due to the aforementioned organic, purchased and acquired loan growth over the last 12 months. The provision for credit losses increased $1.2 million during the three months ended March 31, 2017 as compared to $838 thousand for the first quarter of 2016. See further details in the "Allowance for Credit Losses" section. Internal transfer expense increased $3.9 million during the first quarter of 2017 as compared to the same period in 2016.

The net interest margin for this segment decreased 10 basis points to 3.66 percent for the first quarter of 2017 as compared to the same quarter one year ago as a result of a 17 basis point decline in yield on average loans, partially offset by a 7 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes at current interest rates that are relatively low compared to the overall yield of our loan portfolio.
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

Average interest earning assets in this segment increased $142.4 million during the first quarter of 2017 as compared to the first quarter of 2016. The increase was mainly due to purchases of residential mortgage-backed securities classified as held for maturity and available for sale in the last 12 months, partially offset by a $239.6 million decrease in average federal funds sold and other interest bearing deposits for the three months ended March 31, 2017 as compared to the same period in 2016.

For the quarter ended March 31, 2017, income before income taxes for the investment management segment increased approximately $5.7 million to $9.7 million compared to the first quarter in 2016 mainly due to a $5.2 million increase in net interest income. The increase in net interest income was mainly driven by the higher average investment balances in the first quarter of 2017 as compared to the same period in 2016.

The net interest margin for this segment increased 50 basis points to 2.25 percent for the first quarter of 2017 as compared to the same quarter one year ago largely due to a 43 basis point increase in the yield on average investments and a 7 basis point decrease in costs associated with our funding sources.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The pre-tax net loss for the corporate segment decreased $1.1 million to $10.3 million for the three months ended March 31, 2017 as compared to $11.4 million for the three months ended March 31, 2016 mainly due to an increase in internal transfer income and non-interest income totaling $2.5 million, partially offset by a $540 thousand increase in non-interest expense and $417 thousand decrease in non-interest income. The increase in non-interest expense related to increases in several general expense categories, including, but not limited to, salary and employee benefits expense and amortization of tax credit investments. Non-interest income decreased mainly due to a $294 thousand decrease in net gains on securities transactions for the three months ended March 31, 2017 as compared with the same period in 2016. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections above.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2017. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2017. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2017. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2017 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2017. The model also utilizes an immediate parallel shift in the market interest rates at March 31, 2017.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(5,680)	(0.88)%
+100	(1,536)	(0.24)
–100	(17,627)	(2.74)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12 months by 0.24 percent. The Bank’s sensitivity to changes in market rates changed in both size and direction as compared to December 31, 2016 (which was an increase of 0.03 percent in net interest income over a 12 month period). However, the change in sensitivity is not expected to materially impact Valley’s ability to generate net interest income. In addition, we believe the balance sheet remains well-positioned to respond positively to a rising market interest rate environment. Our current asset sensitivity to a 100 basis point immediate increase in interest rates is impacted by, among other factors, asset cash flow and repricing characteristics, complemented by a funding structure that provides for very stable earnings and low volatility. Future changes including, but not limited to, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the prime rate (as reported by The Wall Street Journal) or the three-month LIBOR rate. Our cash flow interest rate swaps had a total notional value of $582 million at March 31, 2017 and currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, and a much smaller amount of certain brokered certificates of deposit, to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the three months ended March 31, 2017. This negative trend will likely continue based upon the current market expectations regarding the Federal Reserve’s monetary policies which are designed to impact the level of market interest rates. See Note 11 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at March 31, 2017.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.0 billion, representing 9.5 percent of earning assets, at March 31, 2017 and $1.8 billion, representing 8.9 percent of earning assets, at December 31, 2016. Of the $2.0 billion of liquid assets at March 31, 2017, approximately $548 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $578 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2017) are projected to be approximately $4.2 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $15.3 billion and $14.7 billion at March 31, 2017 and December 31, 2016, respectively, representing 73.1 percent and 73.9 percent of average earning assets at March 31, 2017 and December 31, 2016, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $727 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2017, our borrowing capacity under the Federal Reserve's discount window was $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Our short-term borrowings increased $564 million to $1.6 billion at March 31, 2017 as compared to December 31, 2016 due to a $650 million increase in FHLB advances, partially offset by a decrease of $86 million in repo balances. The new FHLB advances were used as alternate funding for a decline in money market deposits during the first quarter of 2017, as well as for additional liquidity and loan funding purposes.
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
Investment Securities Portfolio

As of March 31, 2017, we had approximately $1.9 billion and $1.5 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities (including 12 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and equity securities issued by banks at March 31, 2017. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, equity securities, and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than temporary impairment on our investment securities in future periods. See our Annual Report on Form 10-K for the year ended December 31, 2016, for additional information regarding our impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2017.

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,412,566	$23,271	$(17,693)	$1,418,144
AA Rated	249,056	7,901	(187)	256,770
A Rated	35,720	1,848	—	37,568
Non-investment grade	3,645	17	(33)	3,629
Not rated	201,342	150	(13,080)	188,412
Total investment securities held to maturity	$1,902,329	$33,187	$(30,993)	$1,904,523
Available for sale investment grades:*
AAA Rated	$1,306,605	$2,658	$(17,527)	$1,291,736
AA Rated	65,803	237	(1,038)	65,002
A Rated	24,223	13	(35)	24,201
BBB Rated	33,910	545	(201)	34,254
Non-investment grade	12,500	911	(1,292)	12,119
Not rated	27,333	365	(679)	27,019
Total investment securities available for sale	$1,470,374	$4,729	$(20,772)	$1,454,331

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $201.3 million in investments not rated by the rating agencies with aggregate unrealized losses of $13.1 million at March 31, 2017. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2017, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three months ended March 31, 2017 and 2016 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in thousands)
Loans
Commercial and industrial	$2,642,319	$2,638,195	$2,558,968	$2,528,749	$2,537,545
Commercial real estate:
Commercial real estate	9,016,418	8,719,667	8,313,855	8,018,794	7,585,139
Construction	835,854	824,946	802,568	768,847	776,057
Total commercial real estate	9,852,272	9,544,613	9,116,423	8,787,641	8,361,196
Residential mortgage	2,745,447	2,867,918	2,826,130	3,055,353	3,101,814
Consumer:
Home equity	458,891	469,009	476,820	485,730	491,555
Automobile	1,150,053	1,139,227	1,121,606	1,141,793	1,188,063
Other consumer	600,516	577,141	534,188	499,914	455,814
Total consumer loans	2,209,460	2,185,377	2,132,614	2,127,437	2,135,432
Total loans (1)(2)	$17,449,498	$17,236,103	$16,634,135	$16,499,180	$16,135,987
As a percent of total loans:
Commercial and industrial	15.1%	15.3%	15.4%	15.3%	15.8%
Commercial real estate	56.5%	55.4%	54.8%	53.3%	51.8%
Residential mortgage	15.7%	16.6%	17.0%	18.5%	19.2%
Consumer loans	12.7%	12.7%	12.8%	12.9%	13.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes covered loans subject to loss-sharing agreements with the FDIC (primarily consisting of residential mortgage loans and commercial real estate loans) totaling $47.8 million, $70.4 million, $76.0 million, $81.1 million, and $86.8 million at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

(2)
Includes net unearned premiums and deferred loan costs of $15.7 million, $15.3 million, $10.5 million, $8.3 million, $5.6 million at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

Total loans increased $213.4 million to approximately $17.4 billion at March 31, 2017 from December 31, 2016. Our loan portfolio includes purchased credit-impaired (PCI) loans, which are loans acquired at a discount that is due, in part, to credit quality. At March 31, 2017, our PCI loan portfolio decreased $116.8 million to $1.7 billion as compared to December 31, 2016 primarily due to continued larger loan repayments, of which some resulted from continued efforts by management to encourage borrower prepayment. The non-PCI loan portion of the loan portfolio increased $330.2 million (net of $103.9 million in performing residential mortgage loans transferred to loans held for sale during the first quarter) to approximately $15.8 billion at March 31, 2017 as compared to December 31, 2016 largely due to an increase in total commercial real estate loans. During the first quarter of 2017, Valley also originated $112.7 million of residential mortgage loans for sale rather than investment. Loans held for sale totaled $115.1 million and $57.7 million at March 31, 2017 and December 31, 2016, respectively. See additional information regarding our residential mortgage loan activities below.
Total commercial and industrial loans increased $4.1 million from December 31, 2016 to approximately $2.6 billion at March 31, 2017, despite a $37.0 million decline in the PCI loan portion of the portfolio during the first quarter of 2017. Exclusive of the decline in PCI loans, the non-PCI commercial and industrial loan portfolio increased by $41.1 million, or approximately 7.0 percent on an annualized basis, to $2.4 billion at March 31, 2017 from December 31, 2016. This growth in non-PCI loans was largely due to a few large customer relationships, including a secured commercial lending arrangement with a large regional auto retailer. In addition to the PCI loan repayments, the level of loan growth within this portfolio continues to be challenged by strong market competition for both new and existing commercial loan borrowers within our primary markets.
Commercial real estate loans (excluding construction loans) increased $296.8 million from December 31, 2016 to $9.0 billion at March 31, 2017 mainly due to a $322.9 million, or 16.9 percent on an annualized basis, increase in the non-PCI loan portfolio. The increase in non-PCI loans was primarily due to solid organic loan volumes in New York and New Jersey, as well as approximately $178 million of loan participations (mostly multi-family loans in New York City) purchased in the first quarter of 2017. The purchased participation loans continue to be predominantly seasoned loans with expected shorter durations. Each purchased participation loan is reviewed by Valley under its normal underwriting criteria and stress-tested to assure its credit quality. The organic loan volumes generated across a broad-based segment of borrowers within the commercial real estate portfolio were partially offset by a $26.2 million decline in the acquired PCI loan portion of the portfolio. Construction loans increased $10.9 million to $835.9 million at March 31, 2017 from December 31, 2016. The increase was mostly due to advances on existing construction projects.
Total residential mortgage loans decreased $122.5 million, or approximately 17.1 percent on an annualized basis, to approximately $2.7 billion at March 31, 2017 from December 31, 2016 mostly due to the aforementioned transfer of $103.9 million in mortgage loans to loans held for sale, as well as a large percentage of new loans originated for sale rather than investment during the first quarter of 2017. Valley sold approximately $159.9 million of residential mortgage loans originated for sale (including $57.7 million of loans held for sale at December 31, 2016) during the first quarter of 2017. New and refinanced residential mortgage loan originations totaled approximately $163.7 million for the first quarter of 2017 as compared to $371.3 million and $83.6 million for the fourth quarter of 2016 and first quarter of 2016, respectively. Of the $163.7 million in total originations, $15.3 million, or 9.3 percent, represented new Florida residential mortgage loans. We expect to continue to sell a large portion of our new fixed rate residential mortgage loan originations as part of our overall interest rate risk management strategies.
Home equity loans decreased $10.1 million to $458.9 million at March 31, 2017 as compared to December 31, 2016 mostly due to normal repayment activity, including a $3.1 million decline in the PCI loan portion of the portfolio. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be weak, despite the relatively favorable low interest rate environment.
Automobile loans increased by $10.8 million, or 3.8 percent on an annualized basis, to $1.2 billion at March 31, 2017 as compared to December 31, 2016. Our auto loan volumes have continued to outpace repayments for two consecutive quarters since we introduced an automated tool to improve the decision-making process for our auto dealer network during the third quarter of 2016. The enhanced decision model and continued growth in our relatively new Florida markets are expected to continue a moderately positive growth trend in the auto portfolio during the second quarter of 2017. During the first quarter of 2017, the Florida dealership network contributed over $24 million in auto loan originations, representing approximately 17 percent of Valley's total new auto loan production for the period.
Other consumer loans increased $23.4 million, or 16.2 percent on an annualized basis, to $600.5 million at March 31, 2017 as compared to $577.1 million at December 31, 2016 mainly due to continued growth and customer usage of collateralized personal lines of credit.
Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. The Florida operations accounted for approximately $167 million of approximately $768 million in new and purchased commercial loan volume, excluding lines of credit, during the first quarter of 2017. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we may make further inroads into the Florida lending market, through acquisition, select de novo branch efforts or adding lending staff.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans totaled $1.7 billion and $1.8 billion at March 31, 2017 and December 31, 2016, respectively, mostly consisting of loans acquired in business combinations subsequent to 2011 and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage loans and commercial real estate loans, totaled $47.8 million and $70.4 million at March 31, 2017 and December 31, 2016, respectively. The decrease in covered loans was largely due to the expiration of a commercial loss-sharing agreement acquired from 1st United Bancorp, Inc. effective January 1, 2017 and the reclassification of such loans to non-covered PCI loans during the first quarter of 2017. Additional information regarding all of our loss-sharing agreements with the FDIC can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, loss accrual or valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.

We reevaluate expected and contractual cash flows on a quarterly basis. Unlike contractual cash flows which are determined based on known factors, significant management assumptions are necessary in forecasting the estimated cash flows. We attempt to ensure the forecasted expectations are reasonable based on the information currently available; however, due to the uncertainties inherent in the use of estimates, actual cash flow results may differ from our forecast and the differences may be significant. To mitigate such differences, we carefully prepare and review the assumptions utilized in forecasting estimated cash flows.

On a quarterly basis, we also analyze the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. In re-forecasting future estimated cash flow, we will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which we don't reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods. The decrease in the FDIC loss-share receivable due to the increase in expected cash flows for covered loan pools, if applicable, is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly with a corresponding reduction in non-interest income for the period. Conversely, an increase or decrease in expected future cash flows of covered loans since the acquisition dates will increase or decrease (if applicable) the clawback liability (the amount the FDIC requires us to pay back if certain thresholds are met) accordingly.

The following tables summarize the changes in the carrying amounts of PCI loans (net of the allowance for loan losses, if applicable), and the accretable yield on these loans for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,771,502	$294,514	$2,240,471	$415,179
Accretion	24,683	(24,683)	28,059	(28,059)
Payments received	(137,950)	—	(149,645)	—
Transfers to other real estate owned	(3,534)	—	(270)	—
Other, net	—		(3,194)	—
Balance, end of the period	$1,654,701	$269,831	$2,115,421	$387,120

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.4 million and $7.2 million at March 31, 2017 and December 31, 2016, respectively.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which mainly consist of automobiles) and non-accrual debt securities at March 31, 2017. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Our non-performing assets of $51.5 million at March 31, 2017 moderately increased from December 31, 2016, but decreased 33.6 percent as compared to March 31, 2016 (as shown in the table below) due to a steady downward trend within the non-accrual loan category during 2016. However, non-performing assets as a percentage of total loans and non-performing assets totaled 0.29 percent at both March 31, 2017 and December 31, 2016. Overall, we believe total non-performing assets has remained relatively low as a percentage of the total loan portfolio and non-performing assets over the last 12 month period and is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 7 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$29,734	$6,705	$4,306	$5,187	$8,395
Commercial real estate	11,637	5,894	9,385	5,076	1,389
Construction	7,760	6,077	—	—	1,326
Residential mortgage	7,533	12,005	9,982	10,177	14,628
Total Consumer	3,740	4,197	3,146	2,535	3,200
Total 30 to 59 days past due	60,404	34,878	26,819	22,975	28,938
60 to 89 days past due:
Commercial and industrial	341	5,010	788	5,714	613
Commercial real estate	359	8,642	4,291	834	120
Construction	—	—	—	—	—
Residential mortgage	4,177	3,564	2,733	2,326	3,056
Total Consumer	787	1,147	1,234	644	731
Total 60 to 89 days past due	5,664	18,363	9,046	9,518	4,520
90 or more days past due:
Commercial and industrial	405	142	145	218	221
Commercial real estate	—	474	478	131	131
Construction	—	1,106	1,881	—	—
Residential mortgage	1,355	1,541	590	314	2,613
Total Consumer	314	209	226	139	66
Total 90 or more days past due	2,074	3,472	3,320	802	3,031
Total accruing past due loans	$68,142	$56,713	$39,185	$33,295	$36,489
Non-accrual loans: (1)
Commercial and industrial	$8,676	$8,465	$7,875	$6,573	$11,484
Commercial real estate	15,106	15,079	14,452	19,432	26,604
Construction	1,461	715	1,136	5,878	5,978
Residential mortgage	11,650	12,075	14,013	14,866	16,747
Total Consumer	1,395	1,174	965	1,130	1,807
Total non-accrual loans	38,288	37,508	38,441	47,879	62,620
Other real estate owned (OREO) (2)	10,737	9,612	10,257	10,903	12,368
Other repossessed assets	475	384	307	369	495
Non-accrual debt securities (3)	2,007	1,935	2,025	2,118	2,102
Total non-performing assets (NPAs)	$51,507	$49,439	$51,030	$61,269	$77,585
Performing troubled debt restructured loans	$80,360	$85,166	$81,093	$82,140	$80,506
Total non-accrual loans as a % of loans	0.22%	0.22%	0.23%	0.29%	0.39%
Total NPAs as a % of loans and NPAs	0.29	0.29	0.31	0.37	0.48
Total accruing past due and non-accrual loans as a % of loans	0.61	0.55	0.47	0.49	0.61
Allowance for loan losses as a % of non-accrual loans	301.51	305.05	287.97	225.75	168.34

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $558 thousand, $1.0 million, $1.2 million, $2.4 million at December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively. There were no covered OREO properties at March 31, 2017.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $745 thousand, $817 thousand, $728 thousand, $634 thousand, $651 thousand at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

Loans past due 30 to 59 days increased $25.5 million to $60.4 million at March 31, 2017 as compared to December 31, 2016. Within the past due category, commercial and industrial loans increased $23.0 million mainly due to loans collateralized by New York City (NYC) taxi cab medallions totaling $21.6 million, of which $15.3 million represented performing matured loans in the normal process of renewal. Commercial real estate loans also increased by $5.7 million largely due to one internally classified relationship totaling $5.9 million. Partially offsetting these increases, residential mortgage delinquencies declined $4.5 million during the first quarter of 2017 as compared to December 31, 2016.

Loans past due 60 to 89 days decreased $12.7 million to $5.7 million at March 31, 2017 as compared to December 31, 2016 largely due to a $8.3 million decrease in past due commercial real estate loans. The decrease in past due commercial real estate loans was caused, in part, by the renewal of two matured performing loans with a combined total of $4.5 million reported within this delinquency category at December 31, 2016. In addition, one potential problem loan of $3.8 million included within this delinquency category at December 31, 2016 migrated to 30 to 59 days past due category at March 31, 2017. Commercial and industrial loans also decreased $4.7 million to $341 thousand at March 31, 2017 from $5.0 million at December 31, 2016 mostly due to the renewal of matured performing loans reported within this delinquency category at December 31, 2016.

Loans past due 90 days or more and still accruing decreased $1.4 million to $2.1 million at March 31, 2017 as compared to $3.5 million at December 31, 2016 largely due to the renewal of both matured construction and commercial real estate loans reported in this delinquency category reported at December 31, 2016. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $780 thousand to $38.3 million at March 31, 2017 as compared to $37.5 million at December 31, 2016. At March 31, 2017, our non-accrual commercial and industrial loans included $1.5 million of impaired loans collateralized by Chicago taxi medallions. At March 31, 2017, our entire taxi medallion loan portfolio totaled $150.2 million, consisting of $139.4 million and $10.8 million of NYC and Chicago taxi medallion loans, respectively. The Chicago medallion portfolio included impaired loans totaling $6.3 million with related reserves of $2.6 million within the allowance for loan losses. The NYC taxi medallion loans included the aforementioned $21.6 million of loans past due 30 to 59 days at March 31, 2017 which were mostly in the process of renewal. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral whenever possible. We will continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuations for taxi medallions due to competing car service providers and other factor.

OREO properties increased $1.1 million to $10.7 million at March 31, 2017 from $9.6 million at December 31, 2016. During the quarter ended March 31, 2017, covered OREO properties totaling $375 thousand were reclassified to non-covered OREO due to the expiration of certain FDIC loss-share agreements and, as a result, we had no covered OREO properties at March 31, 2017. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5.3 million at March 31, 2017.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $80.4 million at March 31, 2017 and consisted of 93 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the

$80.4 million in performing TDRs at March 31, 2017 had a modified weighted average interest rate of approximately 4.75 percent as compared to a pre-modification weighted average interest rate of 4.78 percent.
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
Additionally, the qualitative factors, such as the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. The allowance for credit loss methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
	($ in thousands)
Average loans outstanding	$17,313,100	$16,779,765	$15,993,543
Beginning balance - Allowance for credit losses	$116,604	$112,914	$108,367
Loans charged-off:
Commercial and industrial	(1,714)	(483)	(1,251)
Commercial real estate	(414)	(131)	(105)
Construction	—	—	—
Residential mortgage	(130)	(116)	(81)
Total Consumer	(1,121)	(911)	(1,074)
Total charge-offs	(3,379)	(1,641)	(2,511)
Charged-off loans recovered:
Commercial and industrial	848	435	526
Commercial real estate	142	466	89
Construction	—	—	—
Residential mortgage	448	171	15
Total Consumer	563	459	389
Total recoveries	2,001	1,531	1,019
Net charge-offs	(1,378)	(110)	(1,492)
Provision charged for credit losses	2,470	3,800	800
Ending balance - Allowance for credit losses	$117,696	$116,604	$107,675
Components of allowance for credit losses:
Allowance for loan losses	$115,443	$114,419	$105,415
Allowance for unfunded letters of credit	2,253	2,185	2,260
Allowance for credit losses	$117,696	$116,604	$107,675
Components of provision for credit losses:
Provision for losses on loans	$2,402	$3,832	$729
Provision for unfunded letters of credit	68	(32)	71
Provision for credit losses	$2,470	$3,800	$800
Annualized ratio of net charge-offs to average loans outstanding	0.03%	—%	0.04%
Allowance for credit losses as a % of non-PCI loans	0.75	0.75	0.77
Allowance for credit losses as a % of total loans	0.67	0.68	0.67

During the first quarter of 2017, we recognized net loan charge-offs of $1.4 million as compared to $110 thousand and $1.5 million for the fourth quarter of 2016 and the first quarter of 2016, respectively. The quarter over quarter increase in net loan charge-offs was mainly due to the full charge-off of one loan relationship totaling $1.5 million within the commercial and industrial loan portfolio.

During the first quarter of 2017, we recorded a $2.5 million provision for credit losses as compared to provisions of $3.8 million and $800 thousand for the fourth quarter of 2016 and the first quarter of 2016, respectively. The quarter over quarter increase in the provision was mostly due to solid first quarter loan growth and an increase in allocated reserves for internally classified loans at March 31, 2017.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2017		December 31, 2016		March 31, 2016
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$53,541	2.03%	$53,005	2.01%	$50,677	2.00%
Commercial real estate loans:
Commercial real estate	38,146	0.42%	36,405	0.42%	31,812	0.42%
Construction	18,156	2.17%	19,446	2.36%	16,642	2.14%
Total commercial real estate loans	56,302	0.57%	55,851	0.59%	48,454	0.58%
Residential mortgage loans	3,592	0.13%	3,702	0.13%	4,209	0.14%
Consumer loans:
Home equity	433	0.09%	486	0.10%	1,061	0.22%
Auto and other consumer	3,828	0.22%	3,560	0.21%	3,274	0.20%
Total consumer loans	4,261	0.19%	4,046	0.19%	4,335	0.20%
Total allowance for credit losses	$117,696	0.67%	$116,604	0.68%	$107,675	0.67%

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.67 percent at March 31, 2017 as compared to 0.68 percent and 0.67 percent of total loans at December 31, 2016 and March 31, 2016, respectively. At March 31, 2017, our allowance allocations for losses as a percentage of total loans remained relatively stable in most loan categories as compared to December 31, 2016, but declined 0.19 percent for construction loans primarily due to the continued low level of recent loss experience in this portfolio. There were no construction loan charge-offs in the first quarter of 2017 and the year ended December 31, 2016.

Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $1.7 billion) was 0.75 percent at both March 31, 2017 and December 31, 2016, as compared to 0.77 percent at March 31, 2016. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at March 31, 2017, December 31, 2016 and March 31, 2016.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At both March 31, 2017 and December 31, 2016, shareholders’ equity totaled approximately $2.4 billion and represented 10.3 percent and 10.4 percent of total assets, respectively. During the three months ended March 31, 2017, total shareholders’ equity increased by $21.4 million primarily due to (i) net income of $46.1 million, (ii) a $3.0 million decrease in our accumulated other comprehensive loss, (iii) a $1.9 million increase attributable to the effect of our stock incentive plan, and (iv) net proceeds of $1.1 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 90 thousand shares. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $30.7 million. See Note 3 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three months ended March 31, 2017.

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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of March 31, 2017, and December 31, 2016, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2017 and December 31, 2016:

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2017
Total Risk-based Capital
Valley	$2,101,511	11.96%	$1,625,701	9.250%	N/A	N/A
Valley National Bank	2,047,974	11.68	1,621,895	9.250	$1,753,400	10.00%
Common Equity Tier 1 Capital
Valley	1,602,823	9.12	1,010,571	5.750	N/A	N/A
Valley National Bank	1,830,170	10.44	1,008,205	5.750	1,139,710	6.50
Tier 1 Risk-based Capital
Valley	1,714,619	9.76	1,274,198	7.250	N/A	N/A
Valley National Bank	1,830,170	10.44	1,271,215	7.250	1,402,720	8.00
Tier 1 Leverage Capital
Valley	1,714,619	7.70	890,795	4.00	N/A	N/A
Valley National Bank	1,830,170	8.23	889,271	4.00	1,111,589	5.00

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2016
Total Risk-based Capital
Valley	$2,084,531	12.15%	$1,480,006	8.625%	N/A	N/A
Valley National Bank	2,023,857	11.82	1,476,767	8.625	$1,712,193	10.00%
Common Equity Tier 1 Capital
Valley	1,590,825	9.27	879,424	5.125	N/A	N/A
Valley National Bank	1,807,201	10.55	877,499	5.125	1,112,926	6.50
Tier 1 Risk-based Capital
Valley	1,698,767	9.90	1,136,816	6.625	N/A	N/A
Valley National Bank	1,807,201	10.55	1,134,328	6.625	1,369,755	8.00
Tier 1 Leverage Capital
Valley	1,698,767	7.74	878,244	4.00	N/A	N/A
Valley National Bank	1,807,201	8.25	876,026	4.00	1,095,032	5.00

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

We submitted our latest stress testing results (utilizing data as of December 31, 2015) to the FRB on July 28, 2016. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found on the Shareholder Relations section of our website (www.valleynationalbank.com) under the Dodd-Frank Act Stress Test Reports section. In 2017, Valley will submit its stress testing results (utilizing data as of December 31, 2016) to the FRB by the required due date of July 31, 2017 and will disclose the results to the public in October 2017.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2017	December 31, 2016
	($ in thousands, except for share data)
Common shares outstanding	263,842,268	263,638,830
Shareholders’ equity	$2,398,541	$2,377,156
Less: Preferred stock	111,590	111,590
Less: Goodwill and other intangible assets	735,595	736,121
Tangible shareholders’ equity	$1,551,356	$1,529,445
Tangible book value per common share	$5.88	$5.80
Book value per common share	$8.67	$8.59
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

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 35.3 percent for the three months ended March 31, 2017 as compared to 30.2 percent for the year ended December 31, 2016. We expect our retention ratio to improve during the remainder of 2017 due to, among other factors, solid loan growth and potential earnings improvement from LIFT, our earnings enhancement program discussed in the "Non-Interest Expense" section of this MD&A.
Cash dividends declared amounted to $0.11 per common share for both the three months ended March 31, 2017 and 2016. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016 in the MD&A section - “Off-Balance Sheet Arrangements” and Notes 11 and 12 to the consolidated financial statements included in this report.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. See Note 14 to the consolidated financial statements for further details.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2017 to January 31, 2017	132,142	$12.12	—	4,112,465
February 1, 2017 to February 28, 2017	37,403	12.43	—	4,112,465
March 1, 2017 to March 31, 2017	6,817	12.36	—	4,112,465
Total	176,362	$12.19	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2017.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as of May 4, 2017.*
	(3.2)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.A of the Registrant's Annual Report on Form 10-K filed on February 29, 2016.
	(3.3)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 7, 2016.

(10)	Material Contracts

	(10.1)	Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended.+*
	(10.2)	Form of Valley National Bancorp Restricted Stock Award Agreement.+*
	(10.3)	Form of Valley National Bancorp Director Restricted Stock Award Agreement.+*

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board and Chief Executive Officer of the Company, and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File *

*	Filed herewith.

+	Management contract and compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Gerald H. Lipkin
May 8, 2017	Gerald H. Lipkin
Chairman of the Board
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
May 8, 2017	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer