Form 10-Q
period 2017-06-30
VALLEY NATIONAL BANCORP
filed 2017-08-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 264,029,734 shares were outstanding as of August 3, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Cash and due from banks	$227,830	$220,791
Interest bearing deposits with banks	129,959	171,710
Investment securities:
Held to maturity (fair value of $1,828,732 at June 30, 2017 and $1,924,597 at December 31, 2016)	1,822,263	1,925,572
Available for sale	1,464,054	1,297,373
Total investment securities	3,286,317	3,222,945
Loans held for sale (includes fair value of $17,919 at June 30, 2017 and $57,708 at December 31, 2016 for loans originated for sale)	139,576	57,708
Loans	17,710,760	17,236,103
Less: Allowance for loan losses	(116,446)	(114,419)
Net loans	17,594,314	17,121,684
Premises and equipment, net	290,001	291,180
Bank owned life insurance	393,997	391,830
Accrued interest receivable	69,732	66,816
Goodwill	690,637	690,637
Other intangible assets, net	43,700	45,484
Other assets	583,287	583,654
Total Assets	$23,449,350	$22,864,439
Liabilities
Deposits:
Non-interest bearing	$5,197,997	$5,252,825
Interest bearing:
Savings, NOW and money market	8,683,028	9,339,012
Time	3,368,993	3,138,871
Total deposits	17,250,018	17,730,708
Short-term borrowings	1,734,444	1,080,960
Long-term borrowings	1,819,615	1,433,906
Junior subordinated debentures issued to capital trusts	41,658	41,577
Accrued expenses and other liabilities	179,714	200,132
Total Liabilities	21,025,449	20,487,283
Shareholders’ Equity
Preferred stock (no par value, authorized 50,000,000 shares at June 30, 2017; issued 4,600,000 shares at June 30, 2017 and December 31, 2016)	111,590	111,590
Common stock (no par value, authorized 450,000,000 shares at June 30, 2017; issued 263,990,794 shares at June 30, 2017 and 263,804,877 shares at December 31, 2016)	92,423	92,353
Surplus	2,049,613	2,044,401
Retained earnings	207,177	172,754
Accumulated other comprehensive loss	(36,679)	(42,093)
Treasury stock, at cost (19,028 common shares at June 30, 2017 and 166,047 shares at December 31, 2016)	(223)	(1,849)
Total Shareholders’ Equity	2,423,901	2,377,156
Total Liabilities and Shareholders’ Equity	$23,449,350	$22,864,439
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$185,860	$169,426	$360,874	$335,497
Interest and dividends on investment securities:
Taxable	18,928	14,256	36,517	28,255
Tax-exempt	3,943	3,734	7,974	7,424
Dividends	2,137	1,316	4,288	2,796
Interest on federal funds sold and other short-term investments	279	296	610	653
Total interest income	211,147	189,028	410,263	374,625
Interest Expense
Interest on deposits:
Savings, NOW and money market	12,714	9,961	22,897	19,204
Time	10,166	9,223	19,719	18,808
Interest on short-term borrowings	5,516	3,120	9,417	4,992
Interest on long-term borrowings and junior subordinated debentures	13,791	15,269	26,741	32,013
Total interest expense	42,187	37,573	78,774	75,017
Net Interest Income	168,960	151,455	331,489	299,608
Provision for credit losses	3,632	1,429	6,102	2,229
Net Interest Income After Provision for Credit Losses	165,328	150,026	325,387	297,379
Non-Interest Income
Trust and investment services	2,800	2,544	5,544	4,984
Insurance commissions	4,358	4,845	9,419	9,553
Service charges on deposit accounts	5,342	5,094	10,578	10,197
Gains (losses) on securities transactions, net	22	(3)	(1)	268
Fees from loan servicing	1,831	1,561	3,646	3,155
Gains on sales of loans, net	4,791	3,105	8,919	4,900
Bank owned life insurance	1,701	1,818	4,164	3,781
Other	3,845	5,300	7,480	8,874
Total non-interest income	24,690	24,264	49,749	45,712
Non-Interest Expense
Salary and employee benefits expense	61,338	56,072	125,054	116,331
Net occupancy and equipment expense	22,609	22,168	45,644	44,957
FDIC insurance assessment	4,928	5,095	10,055	10,194
Amortization of other intangible assets	2,562	2,928	5,098	5,777
Professional and legal fees	4,302	5,472	8,997	9,367
Amortization of tax credit investments	7,732	7,646	13,056	14,910
Telecommunication expense	2,707	2,294	5,366	4,680
Other	13,061	18,128	26,921	31,812
Total non-interest expense	119,239	119,803	240,191	238,028
Income Before Income Taxes	70,779	54,487	134,945	105,063
Income tax expense	20,714	15,460	38,785	29,849
Net Income	$50,065	$39,027	$96,160	$75,214
Dividends on preferred stock	1,797	1,797	3,594	3,594
Net Income Available to Common Shareholders	$48,268	$37,230	$92,566	$71,620
Earnings Per Common Share:
Basic	$0.18	$0.15	$0.35	$0.28
Diluted	0.18	0.15	0.35	0.28
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	263,958,292	254,381,170	263,878,103	254,228,260
Diluted	264,778,242	254,771,213	264,662,863	254,575,873
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$50,065	$39,027	$96,160	$75,214
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	1,896	(635)	3,203	7,648
Less reclassification adjustment for net (gains) losses included in net income	(13)	2	—	(168)
Total	1,883	(633)	3,203	7,480
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	21	301	134	242
Less reclassification adjustment for accretion of credit impairment losses included in net income	(39)	—	(126)	(286)
Total	(18)	301	8	(44)
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(873)	(2,122)	(746)	(8,674)
Less reclassification adjustment for net losses included in net income	1,356	2,107	2,831	3,848
Total	483	(15)	2,085	(4,826)
Defined benefit pension plan
Amortization of net loss	59	43	118	86
Total other comprehensive income	2,407	(304)	5,414	2,696
Total comprehensive income	$52,472	$38,723	$101,574	$77,910
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$96,160	$75,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,549	12,440
Stock-based compensation	6,872	5,184
Provision for credit losses	6,102	2,229
Net amortization of premiums and accretion of discounts on securities and borrowings	11,366	7,047
Amortization of other intangible assets	5,098	5,777
Losses (gains) on securities transactions, net	1	(268)
Proceeds from sales of loans held for sale	303,268	185,577
Gains on sales of loans, net	(8,919)	(4,900)
Originations of loans held for sale	(154,475)	(171,123)
Losses (gains) on sales of assets, net	453	(699)
Net change in:
Fair value of borrowings hedged by derivative transactions	—	6,779
Cash surrender value of bank owned life insurance	(4,164)	(3,781)
Accrued interest receivable	(2,916)	(1,639)
Other assets	(1,521)	(17,932)
Accrued expenses and other liabilities	(20,709)	(743)
Net cash provided by operating activities	249,165	99,162
Cash flows from investing activities:
Net loan originations and purchases	(707,654)	(459,154)
Investment securities held to maturity:
Purchases	(60,230)	(309,507)
Maturities, calls and principal repayments	157,351	134,389
Investment securities available for sale:
Purchases	(252,770)	(432,530)
Sales	—	2,081
Maturities, calls and principal repayments	87,188	760,312
Death benefit proceeds from bank owned life insurance	1,998	—
Proceeds from sales of real estate property and equipment	6,822	9,146
Purchases of real estate property and equipment	(12,976)	(15,353)
Net cash used in investing activities	(780,271)	(310,616)
Cash flows from financing activities:
Net change in deposits	(480,690)	102,507
Net change in short-term borrowings	653,484	334,853
Proceeds from issuance of long-term borrowings, net	560,000	—
Repayments of long-term borrowings	(175,000)	(269,000)
Cash dividends paid to preferred shareholders	(3,594)	(3,594)
Cash dividends paid to common shareholders	(58,000)	(55,857)
Purchase of common shares to treasury	(2,183)	(1,615)
Common stock issued, net	2,377	3,491
Net cash provided by financing activities	496,394	110,785
Net change in cash and cash equivalents	(34,712)	(100,669)
Cash and cash equivalents at beginning of year	392,501	413,800
Cash and cash equivalents at end of period	$357,789	$313,131

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$100,380	$76,693
Federal and state income taxes	7,683	12,964
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$5,865	$2,899
Transfer of loans to loans held for sale	225,541	—
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey corporation ("Valley"), include the accounts of its commercial bank subsidiary, Valley National Bank (the “Bank”), and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2017 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except for share data)
Net income available to common shareholders	$48,268	$37,230	$92,566	$71,620
Basic weighted average number of common shares outstanding	263,958,292	254,381,170	263,878,103	254,228,260
Plus: Common stock equivalents	819,950	390,043	784,760	347,613
Diluted weighted average number of common shares outstanding	264,778,242	254,771,213	264,662,863	254,575,873
Earnings per common share:
Basic	$0.18	$0.15	$0.35	$0.28
Diluted	0.18	0.15	0.35	0.28

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 3.3 million shares for both the three and six months ended June 30, 2017 and 4.6 million shares for both the three and six months ended June 30, 2016, respectively.
Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2017.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2017	$(8,774)	$(616)	$(10,862)	$(18,834)	$(39,086)
Other comprehensive income before reclassifications	1,896	21	(873)	—	1,044
Amounts reclassified from other comprehensive income	(13)	(39)	1,356	59	1,363
Other comprehensive income, net	1,883	(18)	483	59	2,407
Balance at June 30, 2017	$(6,891)	$(634)	$(10,379)	$(18,775)	$(36,679)

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2016	$(10,094)	$(642)	$(12,464)	$(18,893)	$(42,093)
Other comprehensive income before reclassifications	3,203	134	(746)	—	2,591
Amounts reclassified from other comprehensive income	—	(126)	2,831	118	2,823
Other comprehensive income, net	3,203	8	2,085	118	5,414
Balance at June 30, 2017	$(6,891)	$(634)	$(10,379)	$(18,775)	$(36,679)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2017 and 2016.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2017	2016	2017	2016	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	22	$(3)	(1)	268	Gains (losses) on securities transactions, net
Tax effect	(9)	1	1	(100)
Total net of tax	13	(2)	—	168
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	67	—	215	489	Interest and dividends on investment securities (taxable)
Tax effect	(28)	—	(89)	(203)
Total net of tax	39	—	126	286
Unrealized losses on derivatives (cash flow hedges) before tax	(2,314)	(3,597)	(4,832)	(6,568)	Interest expense
Tax effect	958	1,490	2,001	2,720
Total net of tax	(1,356)	(2,107)	(2,831)	(3,848)
Defined benefit pension plan:
Amortization of net loss	(101)	(72)	(202)	(144)	*
Tax effect	42	29	84	58
Total net of tax	(59)	(43)	(118)	(86)
Total reclassifications, net of tax	$(1,363)	$(2,152)	$(2,823)	$(3,480)

*	Amortization of net loss is included in the computation of net periodic pension cost.

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

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" implements a common revenue standard that clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations

and Licensing,” to further clarify the new guidance under Topic 606. ASU No. 2014-09 and its aforementioned amendments are effective on January 1, 2018. While Valley has not identified any material changes in the timing of revenue recognition under the new guidance, its review is ongoing. However, Valley does not expect the new revenue guidance to have a significant impact on its consolidated financial statements.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2017 and December 31, 2016. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2017	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$50,097	$50,097	$—	$—
U.S. government agency securities	46,368	—	46,368	—
Obligations of states and political subdivisions	119,194	—	119,194	—
Residential mortgage-backed securities	1,163,720	—	1,154,868	8,852
Trust preferred securities	6,219	—	4,341	1,878
Corporate and other debt securities	67,674	7,956	59,718	—
Equity securities	10,782	920	9,862	—
Total available for sale	1,464,054	58,973	1,394,351	10,730
Loans held for sale (1)	17,919	—	17,919	—
Other assets (2)	26,764	—	26,764	—
Total assets	$1,508,737	$58,973	$1,439,034	$10,730
Liabilities
Other liabilities (2)	$23,902	$—	$23,902	$—
Total liabilities	$23,902	$—	$23,902	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$31,489	$—	$—	$31,489
Loan servicing rights	7,410	—	—	7,410
Foreclosed assets	1,340	—	—	1,340
Total	$40,239	$—	$—	$40,239

		Fair Value Measurements at Reporting Date Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,591	$49,591	$—	$—
U.S. government agency securities	23,041	—	23,041	—
Obligations of states and political subdivisions	119,767	—	119,767	—
Residential mortgage-backed securities	1,015,542	—	1,005,589	9,953
Trust preferred securities	8,009	—	6,074	1,935
Corporate and other debt securities	60,565	8,064	52,501	—
Equity securities	20,858	1,306	19,552	—
Total available for sale	1,297,373	58,961	1,226,524	11,888
Loans held for sale (1)	57,708	—	57,708	—
Other assets (2)	29,055	—	29,055	—
Total assets	$1,384,136	$58,961	$1,313,287	$11,888
Liabilities
Other liabilities (2)	$44,077	$—	$44,077	$—
Total liabilities	$44,077	$—	$44,077	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$5,385	$—	$—	$5,385
Loan servicing rights	6,489	—	—	6,489
Foreclosed assets	4,532	—	—	4,532
Total	$16,406	$—	$—	$16,406

(1)
Represents loans originated for sale (which consist of residential mortgage loans) that are carried at fair value and had contractual unpaid principal balances totaling approximately $17.5 million and $58.2 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016 are summarized below:

	Available for Sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of the period	$11,367	$12,949	$11,888	$13,793
Total net (losses) gains included in other comprehensive income	(31)	514	13	(71)
Settlements, net	(606)	(362)	(1,171)	(621)
Balance, end of the period	$10,730	$13,101	$10,730	$13,101

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three and six months ended June 30, 2017 and 2016. There were no transfers of assets into or out of Level 3, or between Level 1 and Level 2, during the three and six months ended June 30, 2017 and 2016.

There have been no material changes in the valuation methodologies used at June 30, 2017 from December 31, 2016.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2017:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	6.2 - 31.6%	19.8%
		Default rate	2.6 - 36.7	7.5
		Loss severity	47.2 - 66.0	60.4

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2017 and December 31, 2016 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2017 and December 31, 2016), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2017 and December 31, 2016.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At June 30, 2017, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended June 30, 2017, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $1.9 million and $473 thousand for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $952 thousand for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, collateral dependent impaired loans with a total recorded investment of $35.2 million were reduced by specific valuation allowance allocations totaling $3.7 million to a reported total net carrying amount of $31.5 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2017, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 25 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of net impairment charges on its loan servicing rights totaling $50 thousand and $51 thousand for the three and six months ended June 30, 2017, respectively, as compared to net impairment charges totaling $265 thousand and $457 thousand for three and six months ended June 30, 2016, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no adjustments of the appraisals of foreclosed assets at June 30, 2017. At June 30, 2017, foreclosed assets included $1.3 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended June 30, 2017. The foreclosed assets charge-offs to the allowance for loan losses totaled $282 thousand and $489 thousand for the three months ended June 30, 2017 and 2016, respectively, and $994 thousand and $922 thousand for six months ended June 30, 2017 and 2016, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses within non-interest expense of $290 thousand for both the three and six months ended June 30, 2017, and $295 thousand and $912 thousand for three and six months ended June 30, 2016, respectively.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2017 and December 31, 2016 were as follows:

	Fair Value Hierarchy	June 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$227,830	$227,830	$220,791	$220,791
Interest bearing deposits with banks	Level 1	129,959	129,959	171,710	171,710
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,754	147,656	138,830	147,495
U.S. government agency securities	Level 2	10,597	10,802	11,329	11,464
Obligations of states and political subdivisions	Level 2	501,402	517,830	566,590	577,826
Residential mortgage-backed securities	Level 2	1,070,137	1,062,008	1,112,460	1,102,802
Trust preferred securities	Level 2	59,814	48,268	59,804	47,290
Corporate and other debt securities	Level 2	41,559	42,168	36,559	37,720
Total investment securities held to maturity		1,822,263	1,828,732	1,925,572	1,924,597
Net loans	Level 3	17,594,314	17,187,164	17,121,684	16,756,655
Accrued interest receivable	Level 1	69,732	69,732	66,816	66,816
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	201,116	201,116	147,127	147,127
Financial liabilities
Deposits without stated maturities	Level 1	13,881,025	13,881,025	14,591,837	14,591,837
Deposits with stated maturities	Level 2	3,368,993	3,375,127	3,138,871	3,160,572
Short-term borrowings	Level 1	1,734,444	1,739,208	1,080,960	1,081,751
Long-term borrowings	Level 2	1,819,615	1,906,668	1,433,906	1,523,386
Junior subordinated debentures issued to capital trusts	Level 2	41,658	46,298	41,577	45,785
Accrued interest payable (2)	Level 1	10,931	10,931	10,675	10,675

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Note 6. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2017
U.S. Treasury securities	$138,754	$8,902	$—	$147,656
U.S. government agency securities	10,597	205	—	10,802
Obligations of states and political subdivisions:
Obligations of states and state agencies	249,607	9,623	(1,688)	257,542
Municipal bonds	251,795	8,519	(26)	260,288
Total obligations of states and political subdivisions	501,402	18,142	(1,714)	517,830
Residential mortgage-backed securities	1,070,137	7,658	(15,787)	1,062,008
Trust preferred securities	59,814	32	(11,578)	48,268
Corporate and other debt securities	41,559	927	(318)	42,168
Total investment securities held to maturity	$1,822,263	$35,866	$(29,397)	$1,828,732
December 31, 2016
U.S. Treasury securities	$138,830	$8,665	$—	$147,495
U.S. government agency securities	11,329	135	—	11,464
Obligations of states and political subdivisions:
Obligations of states and state agencies	252,185	6,692	(1,428)	257,449
Municipal bonds	314,405	6,438	(466)	320,377
Total obligations of states and political subdivisions	566,590	13,130	(1,894)	577,826
Residential mortgage-backed securities	1,112,460	8,432	(18,090)	1,102,802
Trust preferred securities	59,804	40	(12,554)	47,290
Corporate and other debt securities	36,559	1,190	(29)	37,720
Total investment securities held to maturity	$1,925,572	$31,592	$(32,567)	$1,924,597

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2017 and December 31, 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$63,537	$(1,688)	$—	$—	$63,537	$(1,688)
Municipal bonds	4,664	(26)	—	—	4,664	(26)
Total obligations of states and political subdivisions	68,201	(1,714)	—	—	68,201	(1,714)
Residential mortgage-backed securities	622,527	(11,860)	156,974	(3,927)	779,501	(15,787)
Trust preferred securities	—	—	36,883	(11,578)	36,883	(11,578)
Corporate and other debt securities	4,682	(318)	—	—	4,682	(318)
Total	$695,410	$(13,892)	$193,857	$(15,505)	$889,267	$(29,397)
December 31, 2016
Obligations of states and political subdivisions:
Obligations of states and state agencies	$98,114	$(1,428)	$—	$—	$98,114	$(1,428)
Municipal bonds	27,368	(466)	—	—	27,368	(466)
Total obligations of states and political subdivisions	125,482	(1,894)	—	—	125,482	(1,894)
Residential mortgage-backed securities	692,108	(14,420)	114,505	(3,670)	806,613	(18,090)
Trust preferred securities	—	—	45,898	(12,554)	45,898	(12,554)
Corporate and other debt securities	2,971	(29)	—	—	2,971	(29)
Total	$820,561	$(16,343)	$160,403	$(16,224)	$980,964	$(32,567)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 121 at June 30, 2017 and 132 at December 31, 2016.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at June 30, 2017 mainly related to investment grade securities issued by Ginnie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at June 30, 2017 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2017.
Management does not believe that any individual unrealized loss as of June 30, 2017 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of June 30, 2017, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $997.2 million.
The contractual maturities of investments in debt securities held to maturity at June 30, 2017 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$53,859	$54,621
Due after one year through five years	210,615	218,428
Due after five years through ten years	325,933	343,717
Due after ten years	161,719	149,958
Residential mortgage-backed securities	1,070,137	1,062,008
Total investment securities held to maturity	$1,822,263	$1,828,732
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.5 years at June 30, 2017.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2017
U.S. Treasury securities	$51,009	$7	$(919)	$50,097
U.S. government agency securities	46,147	292	(71)	46,368
Obligations of states and political subdivisions:
Obligations of states and state agencies	39,286	336	(218)	39,404
Municipal bonds	79,824	459	(493)	79,790
Total obligations of states and political subdivisions	119,110	795	(711)	119,194
Residential mortgage-backed securities	1,175,171	2,564	(14,015)	1,163,720
Trust preferred securities*	7,796	—	(1,577)	6,219
Corporate and other debt securities	67,177	701	(204)	67,674
Equity securities	10,505	737	(460)	10,782
Total investment securities available for sale	$1,476,915	$5,096	$(17,957)	$1,464,054
December 31, 2016
U.S. Treasury securities	$51,020	$6	$(1,435)	$49,591
U.S. government agency securities	22,815	232	(6)	23,041
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,696	70	(424)	40,342
Municipal bonds	80,045	147	(767)	79,425
Total obligations of states and political subdivisions	120,741	217	(1,191)	119,767
Residential mortgage-backed securities	1,029,827	2,061	(16,346)	1,015,542
Trust preferred securities*	10,164	—	(2,155)	8,009
Corporate and other debt securities	60,651	436	(522)	60,565
Equity securities	20,505	1,114	(761)	20,858
Total investment securities available for sale	$1,315,723	$4,066	$(22,416)	$1,297,373

*	Includes two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at June 30, 2017 and December 31, 2016.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2017 and December 31, 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2017
U.S. Treasury securities	$49,168	$(919)	$—	$—	$49,168	$(919)
U.S. government agency securities	31,236	(68)	3,808	(3)	35,044	(71)
Obligations of states and political subdivisions:
Obligations of states and state agencies	13,118	(169)	1,628	(49)	14,746	(218)
Municipal bonds	18,302	(193)	11,059	(300)	29,361	(493)
Total obligations of states and political subdivisions	31,420	(362)	12,687	(349)	44,107	(711)
Residential mortgage-backed securities	739,362	(9,680)	136,402	(4,335)	875,764	(14,015)
Trust preferred securities	—	—	6,219	(1,577)	6,219	(1,577)
Corporate and other debt securities	30,335	(75)	11,034	(129)	41,369	(204)
Equity securities	—	—	5,184	(460)	5,184	(460)
Total	$881,521	$(11,104)	$175,334	$(6,853)	$1,056,855	$(17,957)
December 31, 2016
U.S. Treasury securities	$48,660	$(1,435)	$—	$—	$48,660	$(1,435)
U.S. government agency securities	2,530	(4)	4,034	(2)	6,564	(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	28,628	(404)	753	(20)	29,381	(424)
Municipal bonds	42,573	(506)	11,081	(261)	53,654	(767)
Total obligations of states and political subdivisions	71,201	(910)	11,834	(281)	83,035	(1,191)
Residential mortgage-backed securities	788,030	(11,889)	132,718	(4,457)	920,748	(16,346)
Trust preferred securities	—	—	8,009	(2,155)	8,009	(2,155)
Corporate and other debt securities	32,292	(294)	15,192	(228)	47,484	(522)
Equity securities	—	—	14,883	(761)	14,883	(761)
Total	$942,713	$(14,532)	$186,670	$(7,884)	$1,129,383	$(22,416)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2017 was 274 as compared to 298 at December 31, 2016.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2017 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.
The unrealized losses more than twelve months for trust preferred securities at June 30, 2017 in the table above largely relate to 2 pooled trust preferred securities with an amortized cost of $7.8 million and a fair value of $6.2 million. One of the two pooled trust preferred securities had unrealized loss of $703 thousand and an investment grade rating at June 30, 2017.

As of June 30, 2017, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $703.9 million.
The contractual maturities of investment securities available for sale at June 30, 2017 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$24,831	$24,752
Due after one year through five years	70,802	74,052
Due after five years through ten years	115,497	114,927
Due after ten years	80,109	78,821
Residential mortgage-backed securities	1,175,171	1,163,720
Equity securities	10,505	10,782
Total investment securities available for sale	$1,476,915	$1,467,054
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 9.1 years at June 30, 2017.
Other-Than-Temporary Impairment Analysis

Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including two pooled trust preferred securities) and corporate bonds issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2017 and 2016. At June 30, 2017, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $9.1 million and $8.9 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost and fair value of $2.8 million and $1.9 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three and six months ended June 30, 2017 and 2016.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$4,767	$5,348	$4,916	$5,837
Accretion of credit loss impairment due to an increase in expected cash flows	(67)	—	(216)	(489)
Balance, end of period	$4,700	$5,348	$4,700	$5,348

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
Realized Gains and Losses

Gross gains and losses realized on sales, maturities and other investment securities transactions included in earnings were immaterial for the three and six months ended June 30, 2017 and 2016.

Note 7. Loans

The detail of the loan portfolio as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017			December 31, 2016
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,417,924	$213,388	$2,631,312	$2,357,018	$281,177	$2,638,195
Commercial real estate:
Commercial real estate	8,201,235	1,029,279	9,230,514	7,628,328	1,091,339	8,719,667
Construction	825,196	55,877	881,073	710,266	114,680	824,946
Total commercial real estate loans	9,026,431	1,085,156	10,111,587	8,338,594	1,206,019	9,544,613
Residential mortgage	2,569,500	155,277	2,724,777	2,684,195	183,723	2,867,918
Consumer:
Home equity	369,372	81,138	450,510	376,213	92,796	469,009
Automobile	1,150,217	126	1,150,343	1,139,082	145	1,139,227
Other consumer	635,847	6,384	642,231	569,499	7,642	577,141
Total consumer loans	2,155,436	87,648	2,243,084	2,084,794	100,583	2,185,377
Total loans	$16,169,291	$1,541,469	$17,710,760	$15,464,601	$1,771,502	$17,236,103

*
PCI loans include covered loans (mostly consisting of residential mortgage and commercial real estate loans) totaling $44.5 million and $70.4 million at June 30, 2017 and December 31, 2016, respectively.

Total loans (excluding PCI covered loans) include net unearned premiums and deferred loan costs of $16.7 million and $15.3 million at June 30, 2017 and December 31, 2016, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $1.7 billion and $1.9 billion at June 30, 2017 and December 31, 2016, respectively.

Valley transferred $225.5 million of residential mortgage loans from the loan portfolio to loans held for sale during the six months ended June 30, 2017. Exclusive of such transfers, there were no sales of loans from the held for investment portfolio during the three and six months ended June 30, 2017 and 2016.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $44.5 million and $70.4 million at June 30, 2017 and December 31, 2016, respectively.

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$269,831	$387,120	$294,514	$415,179
Accretion	(23,553)	(31,519)	(48,236)	(59,578)
Balance, end of period	$246,278	$355,601	$246,278	$355,601

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.1 million and $7.2 million at June 30, 2017 and December 31, 2016, respectively.

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at June 30, 2017 and December 31, 2016:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2017
Commercial and industrial	$2,391	$2,686	$—	$11,072	$16,149	$2,401,775	$2,417,924
Commercial real estate:
Commercial real estate	6,983	8,233	2,315	15,514	33,045	8,168,190	8,201,235
Construction	—	854	2,879	1,334	5,067	820,129	825,196
Total commercial real estate loans	6,983	9,087	5,194	16,848	38,112	8,988,319	9,026,431
Residential mortgage	4,677	1,721	3,353	12,825	22,576	2,546,924	2,569,500
Consumer loans:
Home equity	988	229	—	1,306	2,523	366,849	369,372
Automobile	3,242	774	255	103	4,374	1,145,843	1,150,217
Other consumer	163	4	20	—	187	635,660	635,847
Total consumer loans	4,393	1,007	275	1,409	7,084	2,148,352	2,155,436
Total	$18,444	$14,501	$8,822	$42,154	$83,921	$16,085,370	$16,169,291
December 31, 2016
Commercial and industrial	$6,705	$5,010	$142	$8,465	$20,322	$2,336,696	$2,357,018
Commercial real estate:
Commercial real estate	5,894	8,642	474	15,079	30,089	7,598,239	7,628,328
Construction	6,077	—	1,106	715	7,898	702,368	710,266
Total commercial real estate loans	11,971	8,642	1,580	15,794	37,987	8,300,607	8,338,594
Residential mortgage	12,005	3,564	1,541	12,075	29,185	2,655,010	2,684,195
Consumer loans:
Home equity	929	415	—	1,028	2,372	373,841	376,213
Automobile	3,192	723	188	146	4,249	1,134,833	1,139,082
Other consumer	76	9	21	—	106	569,393	569,499
Total consumer loans	4,197	1,147	209	1,174	6,727	2,078,067	2,084,794
Total	$34,878	$18,363	$3,472	$37,508	$94,221	$15,370,380	$15,464,601

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at June 30, 2017 and December 31, 2016:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
June 30, 2017
Commercial and industrial	$3,933	$56,304	$60,237	$65,809	$6,746
Commercial real estate:
Commercial real estate	32,641	30,629	63,270	65,333	2,751
Construction	679	2,067	2,746	2,746	218
Total commercial real estate loans	33,320	32,696	66,016	68,079	2,969
Residential mortgage	8,464	7,725	16,189	17,488	582
Consumer loans:
Home equity	2,888	663	3,551	3,643	51
Total consumer loans	2,888	663	3,551	3,643	51
Total	$48,605	$97,388	$145,993	$155,019	$10,348
December 31, 2016
Commercial and industrial	$3,609	$27,031	$30,640	$35,957	$5,864
Commercial real estate:
Commercial real estate	21,318	36,974	58,292	60,267	3,612
Construction	1,618	2,379	3,997	3,997	260
Total commercial real estate loans	22,936	39,353	62,289	64,264	3,872
Residential mortgage	8,398	9,958	18,356	19,712	725
Consumer loans:
Home equity	1,182	2,352	3,534	3,626	70
Total consumer loans	1,182	2,352	3,534	3,626	70
Total	$36,125	$78,694	$114,819	$123,559	$10,531
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$46,283	$288	$24,157	$194
Commercial real estate:
Commercial real estate	60,119	483	70,194	475
Construction	2,759	20	10,027	53
Total commercial real estate loans	62,878	503	80,221	528
Residential mortgage	17,555	184	22,922	234
Consumer loans:
Home equity	4,799	34	3,071	20
Total consumer loans	4,799	34	3,071	20
Total	$131,515	$1,009	$130,371	$976

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$38,371	$596	$26,244	$434
Commercial real estate:
Commercial real estate	57,722	808	71,296	1,114
Construction	2,728	39	9,915	101
Total commercial real estate loans	60,450	847	81,211	1,215
Residential mortgage	18,974	392	23,262	436
Consumer loans:
Home equity	4,847	74	2,715	43
Total consumer loans	4,847	74	2,715	43
Total	$122,642	$1,909	$133,432	$2,128
Interest income recognized on a cash basis (included in the table above) was immaterial for the three and six months ended June 30, 2017 and 2016.
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
Performing TDRs (not reported as non-accrual loans) totaled $109.8 million and $85.2 million as of June 30, 2017 and December 31, 2016, respectively. Non-performing TDRs totaled $15.8 million and $10.6 million as of June 30, 2017 and December 31, 2016, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and six months ended June 30, 2017 and 2016. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2017 and 2016, respectively.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	47	$40,077	$38,367	4	$5,079	$4,094
Commercial real estate:
Commercial real estate	5	23,604	23,604	2	6,111	6,077
Construction	—	—	—	—	—	—
Total commercial real estate	5	23,604	23,604	2	6,111	6,077
Residential mortgage	2	549	545	5	1,830	1,826
Total	54	$64,230	$62,516	11	$13,020	$11,997

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	53	$46,315	$43,660	6	$6,456	$5,437
Commercial real estate:
Commercial real estate	6	23,782	23,777	3	6,658	6,388
Construction	1	560	480	—	—	—
Total commercial real estate	7	24,342	24,257	3	6,658	6,388
Residential mortgage	5	1,170	1,167	7	2,222	2,206
Consumer	—	—	—	1	55	53
Total	65	$71,827	$69,084	17	$15,391	$14,084

The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $5.3 million and $2.1 million at June 30, 2017 and 2016, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 8. One commercial and industrial TDR loan totaling $209 thousand was fully charged-off during the six months ended June 30, 2016. There were no charge-offs related to TDR modifications during the three and six months ended June 30, 2017.

The following table presents non-PCI loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	6	$5,358	—	$—
Commercial real estate	—	—	2	1,070
Residential mortgage	—	—	1	74
Consumer	—	—	1	30
Total	6	$5,358	4	$1,174

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	7	$5,433	—	$—
Commercial real estate	1	736	1	214
Residential mortgage	1	153	1	74
Consumer	—	—	1	30
Total	9	$6,322	3	$318
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

The following table presents the risk category of loans (excluding PCI loans) by class of loans at June 30, 2017 and December 31, 2016.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
June 30, 2017
Commercial and industrial	$2,237,178	$76,419	$98,034	$6,293	$2,417,924
Commercial real estate	8,063,898	51,960	85,377	—	8,201,235
Construction	822,602	364	2,230	—	825,196
Total	$11,123,678	$128,743	$185,641	$6,293	$11,444,355
December 31, 2016
Commercial and industrial	$2,246,457	$44,316	$64,649	$1,596	$2,357,018
Commercial real estate	7,486,469	57,591	84,268	—	7,628,328
Construction	708,070	200	1,996	—	710,266
Total	$10,440,996	$102,107	$150,913	$1,596	$10,695,612
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.
The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2017 and December 31, 2016:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2017
Residential mortgage	$2,556,675	$12,825	$2,569,500
Home equity	368,066	1,306	369,372
Automobile	1,150,114	103	1,150,217
Other consumer	635,847	—	635,847
Total	$4,710,702	$14,234	$4,724,936
December 31, 2016
Residential mortgage	$2,672,120	$12,075	$2,684,195
Home equity	375,185	1,028	376,213
Automobile	1,138,936	146	1,139,082
Other consumer	569,499	—	569,499
Total	$4,755,740	$13,249	$4,768,989

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2017 and December 31, 2016.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
June 30, 2017
Commercial and industrial	$201,297	$12,091	$213,388
Commercial real estate	1,014,923	14,356	1,029,279
Construction	54,775	1,102	55,877
Residential mortgage	150,031	5,246	155,277
Consumer	86,728	920	87,648
Total	$1,507,754	$33,715	$1,541,469
December 31, 2016
Commercial and industrial	$272,483	$8,694	$281,177
Commercial real estate	1,080,376	10,963	1,091,339
Construction	113,370	1,310	114,680
Residential mortgage	179,793	3,930	183,723
Consumer	98,469	2,114	100,583
Total	$1,744,491	$27,011	$1,771,502
Other real estate owned (OREO) totaled $10.2 million at both June 30, 2017 and December 31, 2016 (including $558 thousand of OREO properties which are subject to loss-sharing agreements with the FDIC at December 31, 2016). There were no covered OREO properties at June 30, 2017. OREO included foreclosed residential real estate properties totaling $2.3 million and $1.6 million at June 30, 2017 and December 31, 2016, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $6.2 million and $7.1 million at June 30, 2017 and December 31, 2016, respectively.

Note 8. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at June 30, 2017 and December 31, 2016.

The following table summarizes the allowance for credit losses at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$116,446	$114,419
Allowance for unfunded letters of credit	2,175	2,185
Total allowance for credit losses	$118,621	$116,604

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$3,710	$1,363	$6,112	$2,092
Provision for unfunded letters of credit	(78)	66	(10)	137
Total provision for credit losses	$3,632	$1,429	$6,102	$2,229

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$51,288	$56,302	$3,592	$4,261	$115,443
Loans charged-off	(2,910)	(139)	(229)	(1,011)	(4,289)
Charged-off loans recovered	312	640	235	395	1,582
Net (charge-offs) recoveries	(2,598)	501	6	(616)	(2,707)
Provision for loan losses	2,927	(1,348)	588	1,543	3,710
Ending balance	$51,617	$55,455	$4,186	$5,188	$116,446
Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$48,417	$48,454	$4,209	$4,335	$105,415
Loans charged-off	(493)	(414)	(151)	(697)	(1,755)
Charged-off loans recovered	990	1,458	94	523	3,065
Net recoveries (charge-offs)	497	1,044	(57)	(174)	1,310
Provision for loan losses	(889)	2,379	(657)	530	1,363
Ending balance	$48,025	$51,877	$3,495	$4,691	$108,088

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$114,419
Loans charged-off	(4,624)	(553)	(359)	(2,132)	(7,668)
Charged-off loans recovered	1,160	782	683	958	3,583
Net (charge-offs) recoveries	(3,464)	229	324	(1,174)	(4,085)
Provision for loan losses	4,261	(625)	160	2,316	6,112
Ending balance	$51,617	$55,455	$4,186	$5,188	$116,446
Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$106,178
Loans charged-off	(1,744)	(519)	(232)	(1,771)	(4,266)
Charged-off loans recovered	1,516	1,547	109	912	4,084
Net (charge-offs) recoveries	(228)	1,028	(123)	(859)	(182)
Provision for loan losses	(514)	2,843	(1,007)	770	2,092
Ending balance	$48,025	$51,877	$3,495	$4,691	$108,088
The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2017 and December 31, 2016.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$6,746	$2,969	$582	$51	$10,348
Collectively evaluated for impairment	44,871	52,486	3,604	5,137	106,098
Total	$51,617	$55,455	$4,186	$5,188	$116,446
Loans:
Individually evaluated for impairment	$60,237	$66,016	$16,189	$3,551	$145,993
Collectively evaluated for impairment	2,357,687	8,960,415	2,553,311	2,151,885	16,023,298
Loans acquired with discounts related to credit quality	213,388	1,085,156	155,277	87,648	1,541,469
Total	$2,631,312	$10,111,587	$2,724,777	$2,243,084	$17,710,760
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$5,864	$3,872	$725	$70	$10,531
Collectively evaluated for impairment	44,956	51,979	2,977	3,976	103,888
Total	$50,820	$55,851	$3,702	$4,046	$114,419
Loans:
Individually evaluated for impairment	$30,640	$62,289	$18,356	$3,534	$114,819
Collectively evaluated for impairment	2,326,378	8,276,305	2,665,839	2,081,260	15,349,782
Loans acquired with discounts related to credit quality	281,177	1,206,019	183,723	100,583	1,771,502
Total	$2,638,195	$9,544,613	$2,867,918	$2,185,377	$17,236,103

Note 9. Goodwill and Other Intangible Assets
Goodwill totaled $690.6 million at both June 30, 2017 and December 31, 2016. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016). There was no impairment of goodwill during the three and six months ended June 30, 2017 and 2016.
The following table summarizes other intangible assets as of June 30, 2017 and December 31, 2016:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2017
Loan servicing rights	$75,413	$(54,253)	$(849)	$20,311
Core deposits	43,396	(21,941)	—	21,455
Other	4,087	(2,153)	—	1,934
Total other intangible assets	$122,896	$(78,347)	$(849)	$43,700
December 31, 2016
Loan servicing rights	$73,002	$(52,634)	$(900)	$19,468
Core deposits	61,504	(37,562)	—	23,942
Other	4,087	(2,013)	—	2,074
Total other intangible assets	$138,593	$(92,209)	$(900)	$45,484

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2017 and 2016.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2017 through 2021:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2017	$2,719	$2,356	$139
2018	4,503	4,215	249
2019	3,557	3,671	235
2020	2,813	3,127	220
2021	2,115	2,582	206

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $2.6 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively.
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
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors. As of June 30, 2017, 7.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Restricted Stock. Restricted stock is awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley awarded time-based restricted stock totaling 482 thousand shares and 498 thousand shares during the six months ended June 30, 2017 and 2016, respectively, to both executive officers and key employees of Valley. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the six months ended June 30, 2017 and 2016 was $11.71 per share and $8.77 per share, respectively.
Restricted Stock Units. Valley granted 371 thousand shares and 431 thousand shares of performance-based RSUs to certain executive officers for the six months ended June 30, 2017 and 2016, respectively. The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The performance based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents and accrued interest (if applicable), per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the six months ended June 30, 2017 and 2016 was $11.05 per share and $8.32 per share, respectively.

Valley recorded total stock-based compensation expense of $2.7 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $6.9 million and $5.2 million for the six months ended June 30, 2017 and 2016, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2017, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $16.5 million and will be recognized over an average remaining vesting period of 2.1 years.

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

At June 30, 2017, Valley has one "steepener" swap with a total current notional amount of $14.5 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rate paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2017				December 31, 2016
	Fair Value				Fair Value
	Other Assets	Other Liabilities		Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$528	$31	*	$707,000	$802	$15,641	$707,000
Fair value hedge interest rate swaps	—	836		7,889	—	986	7,999
Total derivatives designated as hedging instruments	$528	$867		$714,889	$802	$16,627	$714,999
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$26,058	$22,870	*	$1,288,274	$25,285	$25,284	$1,075,722
Mortgage banking derivatives	178	165		88,567	2,968	2,166	246,583
Total derivatives not designated as hedging instruments	$26,236	$23,035		$1,376,841	$28,253	$27,450	$1,322,305

* The fair value for the Chicago Mercantile Exchange cleared derivative positions is inclusive of accrued interest payable and the portion of the cash collateral representing the variation margin posted with (or by) the applicable counterparties.

Chicago Mercantile Exchange (CME) amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral.  Effective January 1, 2017, Valley adopted the new rule on a prospective basis to classify its CME variation margin as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow derivatives and non-designated interest rate swaps cleared with the CME were offset by variation margins totaling $13.0 million and $3.3 million, respectively, and reported in the table above on a net basis at June 30, 2017.

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(2,314)	$(3,597)	$(4,832)	$(6,568)
Amount of loss recognized in other comprehensive income	(1,482)	(3,625)	(1,265)	(14,657)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three and six months ended June 30, 2017 and 2016. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $10.4 million and $12.5 million at June 30, 2017 and December 31, 2016, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $6.9 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Derivative - interest rate swaps:
Interest income	$52	$2	$149	$(97)
Interest expense	—	2,069	—	6,797
Hedged item - loans and borrowings:
Interest income	$(52)	$(2)	$(149)	$97
Interest expense	—	(2,060)	—	(6,779)

The amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial for the three and six months ended June 30, 2017 and 2016.

The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$70	$(92)	$(790)	$(389)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2017, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $10.5 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At June 30, 2017, Valley had $43.3 million in collateral posted with counterparties, net of CME variation margin.
Note 12. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
June 30, 2017
Assets:
Interest rate caps and swaps	$26,586	$—	$26,586	$(3,888)	$—		$22,698
Liabilities:
Interest rate caps and swaps	$23,737	$—	$23,737	$(3,888)	$(9,314)	(1)	$10,535
Repurchase agreements	200,000	—	200,000	—	(200,000)	(2)	—
Total	$223,737	$—	$223,737	$(3,888)	$(209,314)		$10,535
December 31, 2016
Assets:
Interest rate caps and swaps	$26,087	$—	$26,087	$(5,268)	$—		$20,819
Liabilities:
Interest rate caps and swaps	$41,911	$—	$41,911	$(5,268)	$(36,643)	(1)	$—
Repurchase agreements	165,000	—	165,000	—	(165,000)	(2)	—
Total	$206,911	$—	$206,911	$(5,268)	$(201,643)		$—

(1)
Represents the amount of collateral posted with derivatives counterparties that offsets net liabilities. Actual cash collateral posted with all counterparties totaled $59.6 million and $52.4 million at June 30, 2017 and December 31, 2016, respectively.

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$28,559	$29,567
Other tax credit investments, net	36,204	44,763
Total tax credit investments, net	$64,763	$74,330
Other Liabilities:
Unfunded affordable housing tax credit commitments	$4,690	$4,850
Unfunded other tax credit commitments	3,582	7,276
Total unfunded tax credit commitments	$8,272	$12,126

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,271	$1,065	$2,555	$2,130
Other tax credit investment credits and tax benefits	8,680	3,268	14,966	6,536
Total reduction in income tax expense	$9,951	$4,333	$17,521	$8,666
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$358	$775	$754	$1,359
Affordable housing tax credit investment impairment losses	130	60	254	200
Other tax credit investment losses	1,060	594	1,827	668
Other tax credit investment impairment losses	6,184	6,217	10,221	12,683
Total amortization of tax credit investments recorded in non-interest expense	$7,732	$7,646	$13,056	$14,910

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
Valley served as the depository bank for Myrtle Beach Direct Air (Direct Air) under a contract between Direct Air and Valley approved by the DOT under the DOT regulations. Direct Air commenced operations in 2007 but in March 2012 Direct Air ceased operations and filed for bankruptcy. Thereafter the United States Justice Department charged three of the principals of Direct Air with criminal fraud; that case is expected to go to trial in March 2018. Merrick Bank Corp. (Merrick) was the merchant bank for Direct Air and processed credit card purchases for Direct Air. Following the bankruptcy of Direct Air, Merrick incurred chargebacks in the approximate amount of $26.2 million when the Direct Air customers whose flights had been canceled obtained a credit from their card issuing banks for the cost of the ticket or other item purchased from Direct Air. Merrick was not able to recover the chargebacks from Direct Air. Direct Air’s depository account at Valley contained approximately $1.0 million at the time Direct Air ceased operations.
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
At June 30, 2017, Valley could not estimate an amount or range of reasonably possible losses related to the matter described above. Based upon information currently available and advice of counsel, Valley believes that the eventual outcome of such claims will not have a material adverse effect on Valley’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of the matters, if unfavorable, may be material to Valley’s results of operations for a particular period.

Note 15. Business Segments
The information under the caption “Business Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Note 16. Subsequent Events
USAmeriBancorp, Inc. Merger Agreement
On July 26, 2017, Valley announced its entry into a merger agreement with USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB largely through its wholly-owned subsidiary, USAmeriBank, has approximately $4.4 billion in assets, $3.6 billion in loans and $3.5 billion in deposits and maintains a branch network of 30 offices. The acquisition will expand Valley's Florida presence and establish a presence in Alabama. The common shareholders of USAB will receive 6.1 shares of Valley common stock for each USAB share they own, subject to adjustment in the event Valley’s average stock price falls below $11.50 or rises above $13.00 prior to closing. Both Valley and USAB have walkaway rights if the volume-weighted average closing price is below $11.00 and USAB has a walkaway right if the volume-weighted average closing price is above $13.50. The transaction is valued at an estimated $816 million, based on Valley’s closing stock price on July 25, 2017. The acquisition is expected to close early in the first quarter of 2018, subject to standard regulatory approvals, shareholder approvals from Valley and USAB, as well as other customary conditions.
Issuance of Series B Preferred Stock
On August 3, 2017, Valley issued 4.0 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual
Preferred Stock, Series B, no par value per share, with a liquidation preference of $25 per share for aggregate consideration of $100 million. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 5.50 percent from the original issuance date to, but excluding, September 30, 2022, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.578 percent. Net proceeds to Valley after deducting underwriting discounts, commissions and offering expenses are expected to be approximately $98.1 million.

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

•	failure to obtain shareholder or regulatory approval for the merger of USAB with Valley or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe;

•	delays in closing the merger;

•	the inability to realize expected cost savings and synergies from the merger of USAB with Valley in the amounts or in the timeframe anticipated;

•	changes in the estimate of non-recurring charges;

•	the diversion of management's time on issues relating to the merger;

•	costs or difficulties relating to integration matters might be greater than expected;

•	material adverse changes in Valley’s or USAB’s operations or earnings;

•
an increase or decrease in the stock price of Valley during the 30 day pricing period prior to the closing of the merger which could cause an adjustment to the exchange ratio or give either Valley or USAB the right to terminate the merger agreement under certain circumstances;

•	the inability to retain USAB’s customers and employees;

•	weakness or a decline in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;

•	less than expected cost reductions and revenue enhancement from Valley's cost reduction plans including its earnings enhancement program called "LIFT";

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

•	higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in tax laws, regulations and case law;

•	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in our capital requirements;

•	higher than expected loan losses within one or more segments of our loan portfolio;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors; and

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships.

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

Executive Summary

Company Overview. At June 30, 2017, Valley had consolidated total assets of approximately $23.4 billion, total net loans of $17.6 billion, total deposits of $17.3 billion and total shareholders’ equity of $2.4 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, and Florida. Of our current 209 branch network, 67 percent, 18 percent and 15 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown significantly in asset size over the past several years primarily through bank acquisitions that expanded our operating footprint into several Florida markets in 2014 and 2015, as well as normal lending activity.

USAmeriBancorp, Inc. In July 2017, we announced our entry into a merger agreement with USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB largely through its wholly-owned subsidiary, USAmeriBank, has approximately $4.4 billion in assets, $3.6 billion in loans and $3.5 billion in deposits and maintains a branch network of 30 offices. The acquisition represents a significant addition to Valley’s Florida franchise, and will meaningfully enhance its presence in the Tampa Bay market, which is Florida’s second largest metropolitan area by population. The acquisition will also bring Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAmeriBank maintains 15 offices contributing approximately $1.1 billion of deposits and $520 million in loans.

Each USAB shareholder will receive 6.1 shares of Valley common stock for each share of USAB common stock if Valley’s volume-weighted average closing price during the 30 day trading ending 5 days prior to closing is between $11.50 and $13.00. In the event that the volume-weighted average closing price is less than $11.50, then the exchange ratio shall be $69.00 divided by the volume-weighted average closing price. If Valley’s volume-weighted average closing price is greater than $13.00, then the exchange ratio shall be $79.30 divided by the volume-weighted average closing price. Both Valley and USAB have walkaway rights if the volume-weighted average closing price is below $11.00 and USAB has a walkaway right if the volume-weighted average closing price is above $13.50. The transaction is valued at an estimated $816 million, based on Valley’s closing stock price on July 25, 2017. The acquisition is expected to close early in the first quarter of 2018, subject to standard regulatory approvals, shareholder approvals from Valley and USAB, as well as other customary conditions.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2016 for more details regarding our other recent acquisitions.

Earnings Enhancement Program. In December 2016, Valley announced a company-wide earnings enhancement initiative called LIFT. The LIFT program is a review of our business practices with goals of improving our overall efficiency, targeting resources to more value-added activities and delivering on the financial banking experience expected by our customers. During July 2017, we completed the idea generation and approval phase of the LIFT program. As a result of these efforts, we plan to achieve approximately $22 million in total cost reductions and revenue enhancements on an annualized pre-tax run-rate through a combination of workforce reduction and other efficiency and revenue initiatives. We estimate that these changes will result in employee severance and other implementation costs of approximately $11 million, the majority of which will be recorded in the third quarter of 2017. The implementation phase of the initiative enhancements is currently underway and is expected to be fully phased-in over the next 24 months.
As part of the LIFT program and the normal on-going review of our business, we will evaluate the operational efficiency of our entire branch network (consisting of 110 leased and 99 owned office locations at June 30, 2017). This review will ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.
Preferred Stock Offering. On August 3, 2017, Valley issued 4.0 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, no par value per share, with a liquidation preference of $25 per share for aggregate consideration of $100 million. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 5.50 percent from the original issuance date to, but excluding, September 30, 2022, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.578 percent. Valley intends to use the net proceeds for general corporate purposes and investments in Valley National Bank as regulatory capital. Net proceeds to Valley after deducting underwriting discounts, commissions and offering expenses are expected to be approximately $98.1 million.
Quarterly Results. Net income for the second quarter of 2017 was $50.1 million, or $0.18 per diluted common share, compared to $39.0 million, or $0.15 per diluted common share, for the second quarter of 2016. The $11.0 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $17.5 million increase in our net interest income mostly due to higher average loan balances driven by both strong organic and purchased loan volume over the last 12 months and the modification of $405 million of high cost long-term borrowings in the third quarter of 2016, (ii) a $564 thousand decrease in non-interest expense mostly due to lower expense in several categories, including, but not limited to, advertising expense, professional and legal expense, operating losses, branch closing costs, and gains on other real estate owned, partially offset by higher salary and employee benefit expense, (iii) a $426 thousand increase in non-interest income mostly caused by an increase in net gains on sales of residential mortgage loans, partially offset by (iv) a $2.2 million increase in the provision for credit losses largely caused by loan growth, and (v) an increase in income tax expense mainly due to higher pre-tax income. See the "Net Interest Income," "Non-Interest Income," and "Non-Interest Expense" sections below for more details on the items above impacting our second quarter 2017 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview. During the second quarter of 2017, real gross domestic product (GDP) grew at a 2.6 percent annual rate after advancing 1.2 percent in the first quarter of 2017. The pace of hiring accelerated although wage growth remained somewhat subdued. Overall price growth decelerated notably from the beginning of the year, business fixed investment increased modestly, and residential fixed investment declined as borrowing costs remained higher compared to levels experienced in 2016.
The civilian unemployment rate decreased from 4.5 percent as of March 31, 2017 to 4.4 percent as of June 30, 2017 even as the number of people entering the workforce increased, demonstrating the continued strength of the labor market. The pace of hiring accelerated from a monthly average of 166 thousand for the first quarter of 2017 to 194 thousand in the second quarter of 2017. Measures of wage growth remain subdued relative to the level of slack in the labor market, as measured by the unemployment rate, which may be contributing to the softness in household consumption.

In the second quarter of 2017, the pace of U.S. existing home sales decreased compared to the previous quarter as inventory levels increased. Home prices have appreciated to a level above the prior peak experienced in 2007. In addition, borrowing costs remained higher compared to levels experienced in 2016. The average interest rate of a 30 year fixed rate mortgage during the second quarter of 2017 was 3.98 percent compared to 3.59 percent in 2016.
Growth in personal consumption of goods and services continued to grow in the second quarter of 2017 although below the pace experienced in 2016. Although Valley's auto loan origination volumes were somewhat lower in the second quarter of 2017, U.S. automobile sales increased, reflecting confidence in the health of the consumer after a weaker first quarter of 2017. Household balance sheets continue to improve as equity and home prices rose in the second quarter of 2017. Further price appreciation may support consumer spending in the second half of 2017.
The Federal Reserve’s Open Market Committee (FOMC) raised the target range for the federal funds rate to 1.00 to 1.25 percent at their June 2017 meeting, although the Committee remained concerned about continued low levels of inflation and inflation expectations. In determining future policy actions, the FOMC will assess progress - both realized and expected - toward its objectives of maximum employment and 2-percent inflation. The FOMC has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and will continue rolling over maturing Treasury securities at auction. This policy should help maintain accommodative financial conditions. The FOMC has continued to emphasize that changes in monetary policy will be data dependent.
The 10-year U.S. Treasury note yield ended the second quarter at 2.31 percent, 9 basis points lower compared with March 31, 2017. The spread between the 2- and 10-year U.S. Treasury note yields was 0.93 percentage at June 30, 2017, 20 basis points lower compared to March 31, 2017.
While we are currently witnessing slightly higher interest rates on pending loan originations within most of our loan pipelines in the early stages of the third quarter of 2017, we do see some offset potentially coming in the form of higher deposit and borrowing costs in our primary markets. To that end, despite strong loan demand, particularly in commercial real estate lending, our business operations and results could be challenged in the future due to several external factors, including, but not limited to, the decline in the spread between short- and long-term market interest rates and/or slower than expected economic activity within our markets.
Loans. Loans increased by $261.3 million, or 6.0 percent on an annualized basis, to $17.7 billion at June 30, 2017 from March 31, 2017 largely due to a net increase of $259.3 million in total commercial real estate loans. The overall loan growth was partially offset by a decrease of $20.7 million in residential mortgage loans caused by the transfer of approximately $122 million of performing 30-year fixed rate mortgages to loans held for sale at June 30, 2017. The sale of these loans is expected to be completed during the third quarter of 2017 and result in a pre-tax gain of approximately $4 million. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. As of June 30, 2017, PCI loans totaled $1.5 billion and represented approximately 8.7 percent of our total loan portfolio.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans decreased to 0.47 percent at June 30, 2017 as compared to 0.61 percent at March 31, 2017 mostly due to a decrease in commercial loans past due 30 to 59 days. Non-performing assets (including non-accrual loans) increased by 5.9 percent to $54.6 million at June 30, 2017 as compared to $51.5 million at March 31, 2017 due to a $3.9 million increase in non-accrual loans, partially offset by a moderate decline in both foreclosed assets and non-accrual debt securities.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, as well as other market factors that may continue to negatively impact the performance of our $140.5 million taxi medallion loan portfolio, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of June 30, 2017. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the second quarter of 2017 remained relatively unchanged as compared to the first quarter of 2017. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the three months ended June 30, 2017, while savings, NOW and money market accounts were 51 percent and time deposits were 19 percent of the total average deposits. Overall, average deposits totaled $17.3 billion for the second quarter of 2017 and decreased by $78.3 million as compared to the first quarter of 2017 due, in large part, to lower average savings, NOW and money market deposits, partially offset by higher average balances in the other deposit categories. Average savings, NOW and money market deposits declined $246.4 million to $8.8 billion for the second quarter of 2017 as compared to the first quarter of 2017 due to fluctuations in commercial and retail deposit accounts, as well as a decrease of approximately $102 million in average brokered money market deposit account balances. Actual ending balances for deposits also decreased $81.1 million, or 0.5 percent, to approximately $17.3 billion at June 30, 2017 from March 31, 2017 mostly due to the aforementioned changes impacting average money market deposits during the second quarter of 2017. However, time deposits increased $153.9 million to $3.4 billion at June 30, 2017 as compared to March 31, 2017 largely due to new initiatives in our certificate of deposit portfolio which commenced in the second quarter of 2017.
Average short-term borrowings increased $274.8 million, or 17.6 percent, to $1.8 billion for the second quarter of 2017 as compared to the first quarter of 2017 mostly due to our increased use of short-term FHLB advances for additional liquidity to fund new loan volumes starting in the first quarter. Actual ending balances for short-term borrowings increased $89.5 million to $1.7 billion at June 30, 2017 as compared to March 31, 2017 mostly due to a new $100 million repo borrowing used as alternate funding in May 2017.

Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) increased to $1.7 billion for the second quarter of 2017 and increased $185.4 million as compared to the first quarter of 2017. Actual ending balances for long-term borrowings also increased $185.6 million to $1.8 billion at June 30, 2017 as compared to March 31, 2017. Both the increases in average and ending balances were primarily due to the new FHLB advances with contractual terms between 13 and 15 months.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Return on average assets	0.86%	0.72%	0.83%	0.69%
Return on average shareholders’ equity	8.27	6.97	7.98	6.75
Return on average tangible shareholders’ equity (ROATE)	11.88	10.38	11.48	10.07

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Net income	$50,065	$39,027	$96,160	$75,214
Average shareholders’ equity	2,420,848	2,238,510	2,410,063	2,229,040
Less: Average goodwill and other intangible assets	(734,616)	(735,115)	(735,393)	(735,276)
Average tangible shareholders’ equity	$1,686,232	$1,503,395	$1,674,670	$1,493,764
Annualized ROATE	11.88%	10.38%	11.48%	10.07%

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
Net Interest Income
Net interest income on a tax equivalent basis totaling $171.1 million for the second quarter of 2017 increased $17.6 million as compared to the second quarter of 2016 and increased $6.4 million as compared to the first quarter of 2017. Interest income on a tax equivalent basis increased $12.0 million to $213.3 million for the second quarter of 2017 as compared to the first quarter of 2017 mainly due to a 16 basis point increase in the yield on average loans, and increases of $388.6 million and $131.4 million in average loans and taxable investments, respectively. The increase in yield on average loans for the second quarter of 2017 as compared to the linked first quarter was due to higher market interest rates on new loan originations, and a $3.5 million increase in periodic commercial loan fee income related to derivative interest rate swaps executed with customers. Interest expense of $42.2 million for the second quarter of 2017 increased $5.6 million as compared to the first quarter of 2017. During the second quarter of 2017, our interest expense on deposits increased by approximately $3.1 million from the linked first quarter largely due to an increase in short-term market interest rates, a $101.7 million decrease in our average low cost brokered money market deposit account balances and one more day during the second quarter. Interest expense on short-term and long-term borrowings also increased $1.6 million and $840 thousand, respectively, in the second quarter of 2017 as compared to the first quarter of 2017 due, in part, to increases of $274.8 million and $185.4 million in the average balances, respectively. Average short-term and long-term borrowings increased as compared to the first quarter of 2017 mostly due to new FHLB borrowings used to offset a decline in deposits and fund new loans during the second quarter of 2017.
Average interest earning assets increased to $21.4 billion for the second quarter of 2017 as compared to approximately $19.5 billion for the second quarter of 2016 largely due to strong organic and purchased loan growth over the last 12 month period. The broad-based loan growth within several loan categories since June 30, 2016 was largely supplemented by purchased loans, primarily consisting of participations in multi-family loans and whole 1-4 family loans (that were a mix of qualifying and non-qualifying CRA loans with adjustable and fixed rates) over the last 12 months ended June 30, 2017. Compared to the first quarter of 2017, average interest earning assets increased by $467.2 million from $20.9 billion largely due to continued loan growth. Average loans increased $388.6 million to $17.7 billion for the second quarter of 2017 from the first quarter of 2017 mostly due to organic loan growth within the commercial real estate and other consumer loan portfolios. Average total investments increased $99.7 million during the second quarter of 2017 and helped drive a $21.1 million decline in average overnight cash balances, along with normal fluctuations in overnight cash balances due to the timing of loan originations and additional borrowings to fund such loans.
Average interest bearing liabilities increased $1.3 billion to $15.6 billion for the second quarter of 2017 as compared to the second quarter of 2016 mainly due to greater use of both low cost brokered money market deposits and short-term FHLB advances as part of our overall funding and liquidity strategy over the last 12 month period. Compared to the first quarter of 2017, average interest bearing liabilities increased $325.8 million in the second quarter of 2017 mostly due to higher levels of FHLB borrowings and time deposit account balances, partially offset by lower money market deposit account balances. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Our net interest margin on a tax equivalent basis of 3.20 percent for the second quarter of 2017 increased by 6 basis points as compared to both the second quarter of 2016 and first quarter of 2017. The yield on average interest earning assets increased by 14 basis points on a linked quarter basis mostly due to the higher yield on average loans. The yield on average loans increased 16 basis points to 4.20 percent for the second quarter of 2017 and was positively impacted by the aforementioned increases in market interest rates and periodic commercial loan fees as compared to the first quarter of 2017. The yield on average taxable investment securities increased by 6 basis points to 2.84 percent for the second quarter of 2017 from the first quarter of 2017 largely due to a decline in premium amortization expense caused by lower principal repayments on residential mortgage-backed securities. The overall cost of average interest bearing liabilities increased by 12 basis points to 1.08 percent during the second quarter of 2017 from 0.96 percent in the linked first quarter of 2017. The increase was due, in part, to higher interest rates on most deposits and short-term borrowings and one more day during the second quarter of 2017, partially offset by a 19 basis point decrease in the cost of long-term borrowings mostly caused by new lower cost FHLB borrowings. Our cost of total deposits was 0.53 percent for the second quarter of 2017 as compared to 0.45 percent for the first quarter of 2017.
Looking forward, our net interest margin for the third quarter of 2017 may decline as compared to the second quarter of 2017 due to a decline in variable interest income items, such as derivative swap and loan fee income, as well as a multitude of conditional, and sometimes unpredictable, factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of long-term market interest rates, further repayment of higher yielding interest earning assets, and the re-pricing risk related to interest bearing deposits and short-term borrowings due to a rise in short-term market interest rates. Additionally, our investment portfolios include a large number of residential mortgage-backed securities purchased at a premium. The amortization of such premiums, which impacts both the yield and interest income recognized on such securities, may increase or decrease depending upon the level of principal prepayments and market interest rates. To manage these risks, we continuously explore ways to maximize our mix of interest earning assets on our balance sheet, while maintaining a low cost of funds to optimize our net interest margin and overall returns. The increase in both the U.S. and Valley prime rates (to 4.25 percent and 5.25 percent, respectively) in response to the Federal Reserve's 25 basis point increase in the targeted federal funds rate in mid-June 2017 should benefit both our future net interest income and margin. Additionally, potential future loan growth from both the commercial and consumer lending segments (based upon solid loan pipelines seen in the early stages of the third quarter of 2017) is anticipated to positively impact our future net interest income.

The following table reflects the components of net interest income for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$17,701,676	$185,863	4.20%	$17,313,100	$175,017	4.04%	$16,252,915	$169,430	4.17%
Taxable investments (3)	2,967,729	21,065	2.84	2,836,300	19,740	2.78	2,433,896	15,572	2.56
Tax-exempt investments (1)(3)	581,263	6,066	4.17	612,946	6,201	4.05	585,948	5,745	3.92
Federal funds sold and other interest bearing deposits	166,003	279	0.67	187,118	331	0.71	264,813	296	0.45
Total interest earning assets	21,416,671	213,273	3.98	20,949,464	201,289	3.84	19,537,572	191,043	3.91
Allowance for loan losses	(116,254)			(115,300)			(107,892)
Cash and due from banks	231,960			241,346			294,046
Other assets	1,879,853			1,938,949			2,003,679
Unrealized (losses) gains on securities available for sale, net	(15,971)			(18,173)			2,972
Total assets	$23,396,259			$22,996,286			$21,730,377
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,803,028	$12,715	0.58%	$9,049,446	$10,183	0.45%	$8,369,553	$9,961	0.48%
Time deposits	3,290,407	10,166	1.24	3,178,452	9,553	1.20	3,070,113	9,223	1.20
Total interest bearing deposits	12,093,435	22,881	0.76	12,227,898	19,736	0.65	11,439,666	19,184	0.67
Short-term borrowings	1,837,809	5,516	1.20	1,563,000	3,901	1.00	1,218,154	3,120	1.02
Long-term borrowings (4)	1,679,691	13,790	3.28	1,494,273	12,950	3.47	1,623,136	15,269	3.76
Total interest bearing liabilities	15,610,935	42,187	1.08	15,285,171	36,587	0.96	14,280,956	37,573	1.05
Non-interest bearing deposits	5,195,052			5,138,870			5,013,821
Other liabilities	169,424			173,086			197,090
Shareholders’ equity	2,420,848			2,399,159			2,238,510
Total liabilities and shareholders’ equity	$23,396,259			$22,996,286			$21,730,377
Net interest income/interest rate spread (5)		$171,086	2.90%		$164,702	2.88%		$153,470	2.86%
Tax equivalent adjustment		(2,126)			(2,173)			(2,015)
Net interest income, as reported		$168,960			$162,529			$151,455
Net interest margin (6)			3.16%			3.10%			3.10%
Tax equivalent effect			0.04%			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.20%			3.14%			3.14%

The following table reflects the components of net interest income for the six months ended June 30, 2017 and 2016:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$17,508,461	$360,880	4.12%	$16,123,229	$335,506	4.16%
Taxable investments (3)	2,902,378	40,805	2.81	2,465,941	31,051	2.52
Tax-exempt investments (1)(3)	597,017	12,267	4.11	577,607	11,422	3.95
Federal funds sold and other interest bearing deposits	176,502	610	0.69	345,745	653	0.38
Total interest earning assets	21,184,358	414,562	3.91	19,512,522	378,632	3.88
Allowance for loan losses	(115,780)			(107,466)
Cash and due from banks	236,627			295,384
Other assets	1,909,238			2,008,389
Unrealized losses on securities available for sale, net	(17,066)			(3,501)
Total assets	$23,197,377			$21,705,328
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	8,925,556	22,898	0.51%	8,351,921	19,204	0.46%
Time deposits	3,234,739	19,719	1.22	3,098,978	18,808	1.21
Total interest bearing deposits	12,160,295	42,617		11,450,899	38,012	0.66
Short-term borrowings	1,701,164	9,417	1.11	1,139,583	4,992	0.88
Long-term borrowings (4)	1,587,494	26,740	3.37	1,717,846	32,013	3.73
Total interest bearing liabilities	15,448,953	78,774	1.02	14,308,328	75,017	1.05
Non-interest bearing deposits	5,167,116			4,966,142
Other liabilities	171,245			201,818
Shareholders’ equity	2,410,063			2,229,040
Total liabilities and shareholders’ equity	$23,197,377			$21,705,328
Net interest income/interest rate spread (5)		$335,788	2.89%		$303,615	2.83%
Tax equivalent adjustment		(4,299)			(4,007)
Net interest income, as reported		$331,489			$299,608
Net interest margin (6)			3.13%			3.07%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.17%			3.11%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2017 Compared to June 30, 2016			Six Months Ended June 30, 2017 Compared to June 30, 2016
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$13,999	$2,434	$16,433	$27,396	$(2,022)	$25,374
Taxable investments	3,665	1,828	5,493	5,882	3,872	9,754
Tax-exempt investments*	(46)	367	321	391	454	845
Federal funds sold and other interest bearing deposits	(134)	117	(17)	(418)	375	(43)
Total increase in interest income	17,484	4,746	22,230	33,251	2,679	35,930
Interest Expense:
Savings, NOW and money market deposits	537	2,217	2,754	1,376	2,318	3,694
Time deposits	675	268	943	827	84	911
Short-term borrowings	1,791	605	2,396	2,883	1,542	4,425
Long-term borrowings and junior subordinated debentures	517	(1,996)	(1,479)	(2,326)	(2,947)	(5,273)
Total increase in interest expense	3,520	1,094	4,614	2,760	997	3,757
Total increase in net interest income	$13,964	$3,652	$17,616	$30,491	$1,682	$32,173

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Trust and investment services	$2,800	$2,544	$5,544	$4,984
Insurance commissions	4,358	4,845	9,419	9,553
Service charges on deposit accounts	5,342	5,094	10,578	10,197
Gains (losses) on securities transactions, net	22	(3)	(1)	268
Fees from loan servicing	1,831	1,561	3,646	3,155
Gains on sales of loans, net	4,791	3,105	8,919	4,900
Bank owned life insurance	1,701	1,818	4,164	3,781
Other	3,845	5,300	7,480	8,874
Total non-interest income	$24,690	$24,264	$49,749	$45,712

Non-interest income increased $426 thousand and $4.0 million for the three and six months ended June 30, 2017, respectively, as compared with the same periods in 2016 primarily due to an increase in net gains on sales of loans, partially offset by lower other non-interest income.

Net gains on sales of loans increased $1.7 million and $4.0 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase was largely driven by the completion of the sale of approximately $104 million of performing 30-year fixed rate mortgages transferred to loans held for sale at March 31, 2017. During the second quarter of 2017, we sold a total of $159.9 million of residential mortgage loans (including $115.1 million of loans held for sale at March 31, 2017) as compared to $54.0 million in the second quarter of 2016. During the six months ended June 30, 2017, we sold $296.5 million of residential mortgage loans as compared to $182.8 million for the same period one year ago. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in net losses of $157 thousand and $849 thousand for the three months ended June 30, 2017 and 2016, respectively, and net gains of $848 thousand and $123 thousand for the six months ended June 30, 2017 and 2016, respectively. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Other non-interest income decreased $1.5 million and $1.4 million for the three and six months ended June 30, 2017 as compared to the same periods in 2016. The decrease was largely due to a decline in net gains on sales of assets for the second quarter of 2017 as compared to the same quarter in 2016 caused by net gains from the sale of two closed branch locations recognized in the second quarter of 2016.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Salary and employee benefits expense	$61,338	$56,072	$125,054	$116,331
Net occupancy and equipment expense	22,609	22,168	45,644	44,957
FDIC insurance assessment	4,928	5,095	10,055	10,194
Amortization of other intangible assets	2,562	2,928	5,098	5,777
Professional and legal fees	4,302	5,472	8,997	9,367
Amortization of tax credit investments	7,732	7,646	13,056	14,910
Telecommunications expense	2,707	2,294	5,366	4,680
Other	13,061	18,128	26,921	31,812
Total non-interest expense	$119,239	$119,803	$240,191	$238,028

Non-interest expense decreased $564 thousand for the three months ended June 30, 2017 and increased $2.2 million for the six months ended June 30, 2017 as compared with the same periods in 2016. The increase during the first half of 2017 as compared to the 2016 period was mainly due to higher salary and employee benefits expense, partially offset by decreases in other non-interest expense and amortization of tax credit investments.

Salary and employee benefits expense increased $5.3 million and $8.7 million for the three and six months ended June 30, 2017 as compared to the same periods in 2016 mainly due to increased salaries and cash incentive compensation for the three and six months ended June 30, 2017, respectively. In addition, health insurance expenses increased by $728 thousand and $985 thousand during the three and six months ended June 30, 2017, respectively, as compared with the same periods in 2016. Our health care expenses are at times volatile due to self-funding of a large portion of our insurance plan and these medical expenses can and will fluctuate in the future based on our plan experience. The increase in salary and employee benefits expense during the six months ended June 30, 2017 was also attributable to a $1.6 million increase in stock-based compensation expense as compared to the same period of 2016.

Professional and legal fees decreased $1.2 million for the three months ended June 30, 2017 as compared to the same period in 2016 largely due to a decrease in legal fees related to general corporate matters and litigation.

Amortization of tax credit investments decreased $1.9 million for the six months ended June 30, 2017 as compared with the same period in 2016 mainly due to the lower level of net tax credit investments held at June 30, 2017 as compared to June 30, 2016. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate. See Note 13 to the consolidated financial statements for more details regarding our tax credit investments.

Other non-interest income expenses decreased $5.1 million and $4.9 million for the three and six months ended June 30, 2017, respectively, as compared with the same periods in 2016 mainly due to declines in both operating losses and branch closing costs and an increase in net gains on other real estate owned.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Total non-interest expense	$119,239	$119,803	$240,191	$238,028
Less: Amortization of tax credit investments	7,732	7,646	13,056	14,910
Total non-interest expense, adjusted	$111,507	$112,157	$227,135	$223,118

Net interest income	$168,960	$151,455	$331,489	$299,608
Total non-interest income	24,690	24,264	49,749	45,712
Total net interest income and non-interest income	$193,650	$175,719	$381,238	$345,320
Efficiency ratio	61.57%	68.18%	63.00%	68.93%
Efficiency ratio, adjusted	57.58%	63.83%	59.58%	64.61%
Income Taxes

Income tax expense was $20.7 million and $15.5 million for the three months ended June 30, 2017 and 2016, respectively, and $38.8 million and $29.8 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 29.3 percent and 28.4 percent for the three months ended June 30, 2017 and 2016, respectively, and 28.7 percent and 28.4 percent for the six months ended June 30, 2017 and 2016, respectively.

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

The following tables present the financial data for each business segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,125,615	$12,576,063	$3,714,993	$—	$21,416,671
Income (loss) before income taxes	15,055	58,387	9,864	(12,527)	70,779
Annualized return on average interest earning assets (before tax)	1.17%	1.86%	1.06%	N/A	1.32%

	Three Months Ended June 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,099,474	$11,153,441	$3,284,657	$—	$19,537,572
Income (loss) before income taxes	14,160	47,425	5,359	(12,457)	54,487
Annualized return on average interest earning assets (before tax)	1.11%	1.70%	0.65%	N/A	1.12%
Consumer Lending

This segment, representing approximately 28.0 percent of our loan portfolio at June 30, 2017, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 15.4 percent of our loan portfolio at June 30, 2017, including covered loans) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.5 percent of total loans at June 30, 2017) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $26.1 million to $5.1 billion for the three months ended June 30, 2017 as compared to the second quarter of 2016. The increase was largely due to solid organic growth in secured personal lines of credit and auto loans, partially offset by a decline in residential mortgage loans caused by a high volume of loan sales into the secondary market. Home equity loan volumes and customer usage of existing home equity lines of credit also steadily declined since June 30, 2016 despite the relatively favorable interest rate environment.

Income before income taxes generated by the consumer lending segment increased $895 thousand to $15.1 million for the second quarter of 2017 as compared to $14.2 million for the second quarter of 2016 largely due to an increase in non-interest income of $2.1 million and a decrease of $1.4 million in internal transfer expense for the second quarter of 2017 as compared to the same period in 2016. The increase in non-interest income was mostly driven by a $1.7 million increase in the net gains on sales of loans caused by the increased level of sales during second quarter of 2017. The positive impact of the aforementioned items was partially offset by a $2.3 million increase in the provision for loan losses during the three months ended June 30, 2017 as compared to the second quarter of 2016. See further details in the "Allowance for Credit Losses" section.

The net interest margin on the consumer lending portfolio increased 2 basis points to 2.79 percent for the second quarter of 2017 as compared to the same quarter one year ago. The net interest margin was positively impacted by a 4 basis point increase in yield on average loans, partially offset by a 2 basis point increase in the costs associated with our funding sources. The increase in our cost of funds was largely due to higher interest rates on most deposits and short-term borrowings. The increase in the cost of short-term borrowings was mostly due to new FHLB borrowings used to offset a decline in deposits and fund new loans during the second quarter of 2017. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.6 billion and represented 14.8 percent of the total loan portfolio at June 30, 2017. Commercial real estate loans and construction loans totaled $10.1 billion and represented 57.1 percent of the total loan portfolio at June 30, 2017.

Average interest earning assets in this segment increased $1.4 billion to $12.6 billion for the three months ended June 30, 2017 as compared to the second quarter of 2016. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers and purchases of loan participations (mostly consisting of multi-family loans in New York City) totaling over $551 million during the last 12 months.

For the three months ended June 30, 2017, income before income taxes for the commercial lending segment increased $11.0 million to $58.4 million as compared to the same quarter of 2016 mostly due to an increase in net interest income, partially offset by an increase in the internal transfer expense. Net interest income increased $12.5 million to $117.8 million for the second quarter of 2017 as compared to the same period in 2016 largely due to the aforementioned organic and purchased loan growth over the last 12 months. Internal transfer expense increased $849 thousand during the second quarter of 2017 as compared to the same period in 2016.

The net interest margin for this segment decreased 3 basis points to 3.75 percent for the second quarter of 2017 as compared to the same quarter one year ago as a result of a 1 basis point decline in yield on average loans and a 2 basis point increase in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced commercial loan volumes at interest rates that are lower somewhat lower than compared to the overall portfolio yield for the second quarter of 2016.
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

Average interest earning assets in this segment increased $430.3 million during the second quarter of 2017 as compared to the second quarter of 2016. The increase was mainly due to purchases of residential mortgage-backed securities classified as held for maturity and available for sale in the last 12 months, partially offset by a $98.8 million decrease in average federal funds sold and other interest bearing deposits for the three months ended June 30, 2017 as compared to the same period in 2016.

For the quarter ended June 30, 2017, income before income taxes for the investment management segment increased $4.5 million to $9.9 million as compared to the second quarter in 2016 mainly due to a $4.9 million increase in net interest income. The increase in net interest income was mainly driven by the higher average investment balances and higher yields on average investments in the second quarter of 2017 as compared to the same period in 2016.

The net interest margin for this segment increased 30 basis points to 2.22 percent for the second quarter of 2017 as compared to the same quarter one year ago largely due to a 32 basis point increase in the yield on average investments partially offset by a 2 basis point increase in costs associated with our funding sources. The increase in the yield on average investments was largely due to a decline in premium amortization expense caused by lower principal repayments on residential mortgage-backed securities.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The pre-tax net loss for the corporate segment moderately increased $70 thousand to $12.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
The following tables present the financial data for each business segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,085,438	$12,423,025	$3,675,895	$—	$21,184,358
Income (loss) before income taxes	30,459	107,765	19,576	(22,855)	134,945
Annualized return on average interest earning assets (before tax)	1.20%	1.73%	1.07%	N/A	1.27%

	Six Months Ended June 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,147,551	$10,975,678	$3,389,293	$—	$19,512,522
Income (loss) before income taxes	28,261	91,292	9,362	(23,852)	105,063
Annualized return on average interest earning assets (before tax)	1.10%	1.66%	0.55%	N/A	1.08%
Consumer Lending

Average interest earning assets in this segment decreased $62.1 million to $5.1 billion for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease was largely due to declines in residential mortgage loans and home equity loans. The decline in residential mortgage loans over the last 12 months was largely driven by normal repayment activity, a high percentage of loans originated for sale rather than investment, and the transfer and the sale of approximately $170 million and $104 million of performing fixed rate mortgages from loans held for investment portfolio to loans held for sale in the fourth quarter of 2016 and the first quarter of 2017, respectively. The negative impact of the decline average residential mortgage loan balance was partially offset by higher auto and secured personal lines of credit loan volumes.

Income before income taxes generated by the consumer lending segment increased $2.2 million to $30.5 million for the six months ended June 30, 2017 as compared to $28.3 million for the same period in 2016 largely due to an increase in non-interest income of $5.5 million and a decrease of $2.6 million in internal transfer expense for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in non-interest income was mostly driven by a $4.0 million increase in the net gains on sales of loans caused by a higher level of sales volumes during the six months ended June 30, 2017. The positive impact of the aforementioned items was partially offset by increases of $2.8 million and $2.5 million in the provision for loan losses and non-interest expense, respectively, for the six months ended June 30, 2017 as compared to the same period in 2016.

The net interest margin on the consumer lending portfolio remained unchanged at 2.78 percent for the six months ended June 30, 2017 as compared to the same period one year ago. However, the net interest margin results were comprised of a 2 basis point decline in yield on average loans which was offset by a 2 basis point decrease in the costs associated with our funding sources. The decrease in our cost of funds was primarily due to a 36 basis point decline in the cost of our average long-term borrowings as compared to six months ended June 30, 2016 largely due to modification and maturity of certain high cost borrowings in the second half of 2016. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

Average interest earning assets in this segment increased $1.4 billion to $12.4 billion for the six months ended June 30, 2017 as compared to the same period in 2016. This increase was due, in part, to solid organic commercial real estate loan volumes in New York, New Jersey and Florida and purchases of loan participations during the last 12 months.

For the six months ended June 30, 2017, income before income taxes for the commercial lending segment increased $16.5 million to $107.8 million as compared to the same period of 2016 mostly due to an increase in net interest income, partially offset by increases in the provision for credit losses and internal transfer expense. Net interest income increased $23.4 million to $230.2 million for the six months ended June 30, 2017 as compared to the same period in 2016 largely due to the aforementioned organic and purchased and loan growth over the last 12 months. The provision for credit losses increased $1.1 million to $3.4 million during the six months ended June 30, 2017 as compared to $2.3 million for the same period in 2016. See further details in the "Allowance for Credit Losses" section. Internal transfer expense increased $4.7 million during the six months ended June 30, 2017 as compared to the same period in 2016.

The net interest margin for this segment decreased 7 basis points to 3.70 percent for the six months ended June 30, 2017 as compared to the same period one year ago as a result of a 9 basis point decline in yield on average loans, partially offset by a 2 basis point decrease in the cost of our funding sources. The decrease in the yield on loans was primarily due to the new and refinanced loan volumes during the past 12 months at lower interest rates compared to the overall yield of our loan portfolio.
Investment Management

Average interest earning assets in this segment increased $286.6 million for the six months ended June 30, 2017 as compared to the same period in 2016. The increase was mainly due to purchases of residential mortgage-backed securities classified as held for maturity and available for sale in the last 12 months, partially offset by a $169.2 million decrease in average federal funds sold and other interest bearing deposits for the six months ended June 30, 2017 as compared to the same period in 2016.

For the six months ended June 30, 2017, income before income taxes for the investment management segment increased $10.2 million to $19.6 million as compared to the same period in 2016 mainly due to a $10.0 million increase in net interest income. The increase in net interest income was mainly driven by the higher average investment balances and higher yield on average investments during the six months ended June 30, 2017 as compared to the same period in 2016.

The net interest margin for this segment increased 40 basis points to 2.23 percent for the six months ended June 30, 2017 as compared to the same period one year ago mostly due to a 38 basis point increase in the yield on average investments and a 2 basis point decrease in costs associated with our funding sources. The increase in the yield on average investments was largely due to a decline in premium amortization expense caused by lower principal repayments on residential mortgage-backed securities during the six months ended June 30, 2017.
Corporate and other adjustments

The pre-tax net loss for the corporate segment decreased $997 thousand to $22.9 million for the six months ended June 30, 2017 as compared to $23.9 million for the same period in 2016 mainly due to a $2.3 million increase in internal transfer income and $1.3 million decrease in non-interest expense, partially offset by $1.8 million decrease in non-interest income. The increase in non-interest expense related to several general expense categories, including, but not limited to, salary and employee benefits expense and amortization of tax credit investments. Non-interest income decreased largely due to a decline in other non-interest income, as well as a $269 thousand decrease in net gains on securities transactions for the six months ended June 30, 2017 as compared with the same period in 2016. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections above.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2017. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2017. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2017. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2017 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2017. The model also utilizes an immediate parallel shift in the market interest rates at June 30, 2017.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(4,721)	(0.72)%
+100	(830)	(0.13)
–100	(23,033)	(3.50)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12 months by 0.13 percent. The Bank’s sensitivity to changes in market rates changed in both size and direction as compared to December 31, 2016 (which was an increase of 0.03 percent in net interest income over a 12 month period). However, the change in sensitivity is not expected to materially impact Valley’s ability to generate net interest income. In addition, we believe the balance sheet remains well-positioned to respond positively to a rising market interest rate environment. Our current asset sensitivity to a 100 basis point immediate increase in interest rates is impacted by, among other factors, asset cash flow and repricing characteristics, complemented by a funding structure that provides for very stable earnings and low volatility. Future changes including, but not limited to, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.

Our interest rate swaps and caps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the prime rate (as reported by The Wall Street Journal) or the three-month LIBOR rate. Our cash flow interest rate swaps had a total notional value of $582 million at June 30, 2017 and currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, and a much smaller amount of certain brokered certificates of deposit, to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the prolonged low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the six months ended June 30, 2017. This negative trend will likely continue based upon the current market expectations regarding the Federal Reserve’s monetary policies which are designed to impact the level of market interest rates. However, $100 million of the $582 million in notional value swaps expired in July 2017 and will reduce the overall negative impact of such instruments on our future net interest income. See Note 11 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at June 30, 2017.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.1 billion, representing 9.7 percent of earning assets, at June 30, 2017 and $1.8 billion, representing 8.9 percent of earning assets, at December 31, 2016. Of the $2.1 billion of liquid assets at June 30, 2017, approximately $704 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $364 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2017) are projected to be approximately $4.5 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $15.3 billion and $14.7 billion for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively, representing 72.1 percent and 73.9 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $727 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2017, our borrowing capacity under the Federal Reserve's discount window was $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Our short-term borrowings increased $654 million to $1.7 billion at June 30, 2017 as compared to December 31, 2016 due to increases of $625 million and $29 million in
FHLB advances and repo balances, respectively. The new FHLB advances were used as alternate funding for a decline in money market deposits during the first half of 2017, as well as for additional liquidity and loan funding purposes.
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

Investment Securities Portfolio

As of June 30, 2017, we had $1.8 billion and $1.5 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities (including 9 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and equity securities issued by banks at June 30, 2017. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2017.

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,368,246	$24,681	$(15,790)	$1,377,137
AA Rated	241,927	9,331	(26)	251,232
A Rated	35,541	1,596	—	37,137
Non-investment grade	3,618	117	(41)	3,694
Not rated	172,931	141	(13,540)	159,532
Total investment securities held to maturity	$1,822,263	$35,866	$(29,397)	$1,828,732
Available for sale investment grades:*
AAA Rated	$1,312,640	$2,986	$(15,403)	$1,300,223
AA Rated	56,910	296	(236)	56,970
A Rated	21,994	13	(57)	21,950
BBB Rated	41,276	573	(155)	41,694
Non-investment grade	11,860	737	(1,346)	11,251
Not rated	32,235	491	(760)	31,966
Total investment securities available for sale	$1,476,915	$5,096	$(17,957)	$1,464,054

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $172.9 million in investments not rated by the rating agencies with aggregate unrealized losses of $13.5 million at June 30, 2017. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2017, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three and six months ended June 30, 2017 and 2016 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	($ in thousands)
Loans
Commercial and industrial	$2,631,312	$2,642,319	$2,638,195	$2,558,968	$2,528,749
Commercial real estate:
Commercial real estate	9,230,514	9,016,418	8,719,667	8,313,855	8,018,794
Construction	881,073	835,854	824,946	802,568	768,847
Total commercial real estate	10,111,587	9,852,272	9,544,613	9,116,423	8,787,641
Residential mortgage	2,724,777	2,745,447	2,867,918	2,826,130	3,055,353
Consumer:
Home equity	450,510	458,891	469,009	476,820	485,730
Automobile	1,150,343	1,150,053	1,139,227	1,121,606	1,141,793
Other consumer	642,231	600,516	577,141	534,188	499,914
Total consumer loans	2,243,084	2,209,460	2,185,377	2,132,614	2,127,437
Total loans (1)(2)	$17,710,760	$17,449,498	$17,236,103	$16,634,135	$16,499,180
As a percent of total loans:
Commercial and industrial	14.8%	15.1%	15.3%	15.4%	15.3%
Commercial real estate	57.1%	56.5%	55.4%	54.8%	53.3%
Residential mortgage	15.4%	15.7%	16.6%	17.0%	18.5%
Consumer loans	12.7%	12.7%	12.7%	12.8%	12.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes covered loans subject to loss-sharing agreements with the FDIC (primarily consisting of residential mortgage loans and commercial real estate loans) totaling $44.5 million, $47.8 million, $70.4 million, $76.0 million, and $81.1 million at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

(2)
Includes net unearned premiums and deferred loan costs of $16.7 million, $15.7 million, $15.3 million, $10.5 million, and $8.3 million, at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

Total loans increased $261.3 million to approximately $17.7 billion at June 30, 2017 from March 31, 2017. Our loan portfolio includes purchased credit-impaired (PCI) loans, which are loans acquired at a discount that is due, in part, to credit quality. At June 30, 2017, our PCI loan portfolio decreased $113.2 million to $1.5 billion as compared to March 31, 2017 primarily due to continued larger loan repayments, of which some resulted from continued efforts by management to encourage borrower prepayment. The increase in non-PCI loan portion of the loan portfolio (net of $122 million in performing residential mortgage loans transferred to loans held for sale during the second quarter) was largely due to a $259.3 million increase in total commercial real estate loans. During the second quarter of 2017, Valley also originated $36.8 million of residential mortgage loans for sale rather than investment. Loans held for sale totaled $139.6 million and $115.1 million at June 30, 2017 and March 31, 2017, respectively. See additional information regarding our residential mortgage loan activities below.
Total commercial and industrial loans decreased $11.0 million from March 31, 2017 to approximately $2.6 billion at June 30, 2017. The loan volumes were outpaced by a $30.8 million decline in the PCI loan portion of the portfolio during the second quarter of 2017. Exclusive of the decline in PCI loans, the non-PCI commercial and industrial loan portfolio increased by $19.8 million, or approximately 3.3 percent on an annualized basis, to $2.4 billion at June 30, 2017 from March 31, 2017. The second quarter growth in non-PCI loans was largely due to a secured commercial lending arrangement with a large regional auto retailer. In addition to the PCI loan repayments, the level of loan growth within this portfolio continues to be challenged by strong market competition for both new and existing commercial loan borrowers within our primary markets.

Commercial real estate loans (excluding construction loans) increased $214.1 million from March 31, 2017 to $9.2 billion at June 30, 2017 mainly due to a $250 million, or 12.6 percent on an annualized basis, increase in the non-PCI loan portfolio. The increase in non-PCI loans was primarily due to solid organic loan volumes in New York, New Jersey and Florida, particularly amongst our pre-existing long-term customer base, as well as approximately $22 million of loan participations purchased in the second quarter of 2017. Each purchased participation loan is reviewed by Valley under its normal underwriting criteria and stress-tested to assure its credit quality. The organic loan volumes generated across a broad-based segment of borrowers within the commercial real estate portfolio were partially offset by a $35.9 million decline in the acquired PCI loan portion of the portfolio. Construction loans increased $45.2 million to $881.1 million at June 30, 2017 from March 31, 2017. The increase was mostly due to advances on existing construction projects.
Total residential mortgage loans decreased $20.7 million, or approximately 3.0 percent on an annualized basis, to approximately $2.7 billion at June 30, 2017 from March 31, 2017 mostly due to the aforementioned transfer of $122 million in mortgage loans to loans held for sale and new loans originated for sale rather than investment during the second quarter of 2017. Valley sold approximately $136.6 million of residential mortgage loans (including $115.1 million of loans held for sale at March 31, 2017) during the second quarter of 2017. New and refinanced residential mortgage loan originations totaled approximately $194.4 million for the second quarter of 2017 as compared to $163.7 million and $177.7 million for the first quarter of 2017 and second quarter of 2016, respectively. Of the $194.4 million in total originations, $23.8 million, or 12.3 percent, represented new Florida residential mortgage loans.
Home equity loans decreased $8.4 million to $450.5 million at June 30, 2017 as compared to March 31, 2017 mostly due to PCI loan repayment activity. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be weak, despite the relatively favorable low interest rate environment.
Automobile loans increased by $290 thousand to $1.2 billion at June 30, 2017 as compared to March 31, 2017. The auto loan portfolio remained relatively unchanged as new auto loan origination volumes declined as compared to the first quarter of 2017 largely due to slower application activity during the first half of the second quarter of 2017. Our Florida dealership network contributed over $23 million in auto loan originations, representing approximately 18 percent of Valley's total new auto loan production for the second quarter of 2017 as compared to approximately $24 million, or 17 percent, of Valley's total auto originations for the first quarter of 2017.
Other consumer loans increased $41.7 million, or 27.8 percent on an annualized basis, to $642.2 million at June 30, 2017 as compared to $600.5 million at March 31, 2017 mainly due to continued growth and customer usage of collateralized personal lines of credit.
Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we may make further inroads into the Florida lending market, through bank acquisitions (such as our recently announced merger agreement with USAB - See "Executive Summary" section above for details), select de novo branch efforts or adding lending staff.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans totaled $1.5 billion and $1.8 billion at June 30, 2017 and December 31, 2016, respectively, mostly consisting of loans acquired in business combinations subsequent to 2011 and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage loans and commercial real estate loans, totaled $44.5 million and $70.4 million at June 30, 2017 and December 31, 2016, respectively. The decrease in covered loans was largely due to the expiration of a commercial loss-sharing agreement acquired from 1st United Bancorp, Inc. effective January 1, 2017 and the reclassification of such loans to non-covered PCI loans during the first quarter of 2017. Additional information regarding all of our loss-sharing agreements with the FDIC can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On a quarterly basis, we also analyze the actual cash flow versus the forecasts at the loan pool level and variances are reviewed to determine their cause. If a re-forecast of future estimated cash flow is necessary, we will adjust the credit loss expectations for the loan pools. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which we don't reforecast estimated cash flows, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

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

The following tables summarize the changes in the carrying amounts of PCI loans (net of the allowance for loan losses, if applicable), and the accretable yield on these loans for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,654,701	$269,831	$2,115,421	$387,120
Accretion	23,553	(23,553)	28,325	(28,325)
Payments received	(136,785)	—	(167,439)	—
Transfers to other real estate owned	—	—	(906)	—
Other, net	—	—	—	(3,194)
Balance, end of the period	$1,541,469	$246,278	$1,975,401	$355,601

	Six Months Ended June 30,
	2017		2016
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,771,502	$294,514	2,240,471	415,179
Accretion	48,236	(48,236)	56,384	(56,384)
Payments received	(274,735)	—	(317,084)	—
Transfers to other real estate owned	(3,534)	—	(1,176)	—
Other, net	—	—	(3,194)	(3,194)
Balance, end of the period	$1,541,469	$246,278	$1,975,401	$355,601

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $7.1 million and $7.2 million at June 30, 2017 and December 31, 2016, respectively.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which mainly consist of automobiles) and non-accrual debt securities at June 30, 2017. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Our non-performing assets totaling $54.6 million at June 30, 2017 increased 5.9 percent from March 31, 2017 primarily due to a moderate increase in non-accrual loans, but decreased 11.0 percent as compared to June 30, 2016 (as shown in the table below). Non-performing assets as a percentage of total loans and non-performing assets totaled 0.31 percent and 0.29 percent at June 30, 2017 and March 31, 2017, respectively. Overall, we believe total non-performing assets has remained relatively low as a percentage of the total loan portfolio and non-performing assets over the last 12 month period and is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties.

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

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$2,391	$29,734	$6,705	$4,306	$5,187
Commercial real estate	6,983	11,637	5,894	9,385	5,076
Construction	—	7,760	6,077	—	—
Residential mortgage	4,677	7,533	12,005	9,982	10,177
Total Consumer	4,393	3,740	4,197	3,146	2,535
Total 30 to 59 days past due	18,444	60,404	34,878	26,819	22,975
60 to 89 days past due:
Commercial and industrial	2,686	341	5,010	788	5,714
Commercial real estate	8,233	359	8,642	4,291	834
Construction	854	—	—	—	—
Residential mortgage	1,721	4,177	3,564	2,733	2,326
Total Consumer	1,007	787	1,147	1,234	644
Total 60 to 89 days past due	14,501	5,664	18,363	9,046	9,518
90 or more days past due:
Commercial and industrial	—	405	142	145	218
Commercial real estate	2,315	—	474	478	131
Construction	2,879	—	1,106	1,881	—
Residential mortgage	3,353	1,355	1,541	590	314
Total Consumer	275	314	209	226	139
Total 90 or more days past due	8,822	2,074	3,472	3,320	802
Total accruing past due loans	$41,767	$68,142	$56,713	$39,185	$33,295
Non-accrual loans: (1)
Commercial and industrial	$11,072	$8,676	$8,465	$7,875	$6,573
Commercial real estate	15,514	15,106	15,079	14,452	19,432
Construction	1,334	1,461	715	1,136	5,878
Residential mortgage	12,825	11,650	12,075	14,013	14,866
Total Consumer	1,409	1,395	1,174	965	1,130
Total non-accrual loans	42,154	38,288	37,508	38,441	47,879
Other real estate owned (OREO) (2)	10,182	10,737	9,612	10,257	10,903
Other repossessed assets	342	475	384	307	369
Non-accrual debt securities (3)	1,878	2,007	1,935	2,025	2,118
Total non-performing assets (NPAs)	$54,556	$51,507	$49,439	$51,030	$61,269
Performing troubled debt restructured loans	$109,802	$80,360	$85,166	$81,093	$82,140
Total non-accrual loans as a % of loans	0.24%	0.22%	0.22%	0.23%	0.29%
Total NPAs as a % of loans and NPAs	0.31	0.29	0.29	0.31	0.37
Total accruing past due and non-accrual loans as a % of loans	0.47	0.61	0.55	0.47	0.49
Allowance for loan losses as a % of non-accrual loans	276.24	301.51	305.05	287.97	225.75

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $558 thousand, $1.0 million, and $1.2 million at December 31, 2016, September 30, 2016, and June 30, 2016, respectively. There were no covered OREO properties at June 30, 2017 and March 31, 2017.

(3)
Includes other-than-temporarily impaired trust preferred securities classified as available for sale, which are presented at carrying value, net of net unrealized losses totaling $875 thousand, $745 thousand, $817 thousand, $728 thousand, $634 thousand at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

Loans past due 30 to 59 days decreased $42.0 million to $18.4 million at June 30, 2017 as compared to March 31, 2017. Within the past due category, commercial and industrial loans decreased $27.3 million mainly due to $19.2 million loans collateralized by New York City (NYC) taxi cab medallions reported in this delinquency category at March 31, 2017 which were current to their contractual payments at June 30, 2017, as well as normal fluctuations in this early stage delinquency category. Commercial real estate loans past due 30 to 59 days decreased by $4.7 million largely due to migration of one internally classified relationship totaling $5.9 million included from this delinquency category at March 31, 2017 to loans past due 60 to 89 days at June 30, 2017. There were no construction loans past due 30 to 59 days at June 30, 2017 as compared to $7.8 million at March 31, 2017 due to a few previously past due loans that were current to their contractual payments at June 30, 2017.

Loans past due 60 to 89 days increased $8.8 million to $14.5 million at June 30, 2017 as compared to March 31, 2017 largely due to a $7.9 million increase in past due commercial real estate loans caused, in part, by the aforementioned migration of one internally classified relationship totaling $5.9 million reported within the 30 to 59 days past due delinquency category at March 31, 2017. Commercial and industrial loans also increased $2.3 million to $2.7 million at June 30, 2017 as compared to March 31, 2017 mostly due to three loans collateralized by NYC taxi cab medallions totaling $2.4 million. Partially offsetting these increases, residential mortgage delinquencies declined $2.5 million at June 30, 2017 as compared to March 31, 2017.

Loans past due 90 days or more and still accruing increased $6.7 million to $8.8 million at June 30, 2017 as compared to $2.1 million at March 31, 2017 largely due to performing matured construction and commercial real estate loans in the normal process of renewal totaling $5.2 million. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $3.9 million to $42.2 million at June 30, 2017 as compared to $38.3 million at March 31, 2017 largely due to two impaired Chicago taxi medallion relationships (within the commercial and industrial category) with a combined total of $5.6 million that were placed on non-accrual at June 30, 2017.

At June 30, 2017, our entire taxi medallion loan portfolio totaled $140.5 million, consisting of $130.4 million and $10.1 million of NYC and Chicago taxi medallion loans, respectively. At June 30, 2017, the medallion portfolio included impaired loans of $37.4 million with related reserves of $3.7 million within the allowance for loan losses as compared to impaired loans of $6.3 million with related reserves of $2.6 million at March 31, 2017. At June 30, 2017, the impaired medallion loans largely consisted of performing troubled debt restructured (TDR) loans and the aforementioned non-accrual Chicago taxi cab medallion loans totaling $5.6 million. Loans past due 30 to 59 days and loans past due 60 to 89 days include $809 thousand and $2.4 million of NYC taxi medallions at June 30, 2017, respectively, which are all outstanding to one borrower. We are currently renegotiating the terms of these past due loans. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral whenever possible. However, we continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuation for taxi medallions due to competing car service providers and other factors.

OREO properties decreased $555 thousand to $10.2 million at June 30, 2017 from $10.7 million at March 31, 2017. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $6.2 million at June 30, 2017.

Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $29.4 million to $109.8 million at June 30, 2017 as compared to $80.4 million at March 31, 2017 mainly due to taxi medallion loans totaling $33.4 million that were restructured and classified as TDR during the second quarter of 2017. Performing TDRs consisted of 124 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $109.8 million in performing TDRs at June 30, 2017 had a modified weighted average interest rate of approximately 4.53 percent as compared to a pre-modification weighted average interest rate of 4.30 percent. The increase in the modified weighted average interest rate of the performing TDRs as compared to the pre-modification weighted average interest rate was largely due to several loans restructured at higher current market interest rates, but with extended loan terms.

Despite the increase in taxi medallion loans classified as TDR and non-accrual loans during the second quarter of 2017, we believe our overall credit quality metrics continued to reflect our solid underwriting standards at June 30, 2017. However, we can provide no assurances as to the future level of our loan delinquencies.
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

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Average loans outstanding	$17,701,676	$17,313,100	$16,252,915	$17,508,461	$16,123,229
Beginning balance - Allowance for credit losses	117,696	116,604	107,675	116,604	108,367
Loans charged-off:
Commercial and industrial	(2,910)	(1,714)	(493)	(4,624)	(1,744)
Commercial real estate	(139)	(414)	(414)	(553)	(519)
Construction	—	—	—	—	—
Residential mortgage	(229)	(130)	(151)	(359)	(232)
Total Consumer	(1,011)	(1,121)	(697)	(2,132)	(1,771)
Total charge-offs	(4,289)	(3,379)	(1,755)	(7,668)	(4,266)
Charged-off loans recovered:
Commercial and industrial	312	848	990	1,160	1,516
Commercial real estate	346	142	1,458	488	1,547
Construction	294	—	—	294	—
Residential mortgage	235	448	94	683	109
Total Consumer	395	563	523	958	912
Total recoveries	1,582	2,001	3,065	3,583	4,084
Net (charge-offs) recoveries	(2,707)	(1,378)	1,310	(4,085)	(182)
Provision charged for credit losses	3,632	2,470	1,429	6,102	2,229
Ending balance - Allowance for credit losses	$118,621	$117,696	$110,414	$118,621	$110,414
Components of allowance for credit losses:
Allowance for loan losses	$116,446	$115,443	$108,088	$116,446	$108,088
Allowance for unfunded letters of credit	2,175	2,253	2,326	2,175	2,326
Allowance for credit losses	$118,621	$117,696	$110,414	$118,621	$110,414
Components of provision for credit losses:
Provision for losses on loans	$3,710	$2,402	$1,363	$6,112	$2,092
Provision for unfunded letters of credit	(78)	68	66	(10)	137
Provision for credit losses	$3,632	$2,470	$1,429	$6,102	$2,229
Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.06%	0.03%	(0.03)%	0.05%	0.00%
Allowance for credit losses as a % of non-PCI loans	0.73	0.75	0.76	0.73	0.76
Allowance for credit losses as a % of total loans	0.67	0.67	0.67	0.67	0.67

During the second quarter of 2017, we recognized net loan charge-offs of $2.7 million as compared to $1.4 million for the first quarter of 2017, and net loan recoveries of $1.3 million the second quarter of 2016. The increase in net loan charge-offs as compared to the first quarter of 2017 was largely due to one charged-off impaired loan totaling $1.9 million within the commercial and industrial loan portfolio during the second quarter of 2017.

During the second quarter of 2017, we recorded a $3.6 million provision for credit losses as compared to $2.5 million and $1.4 million for the first quarter of 2017 and the second quarter of 2016, respectively. The quarter over quarter increase in the provision was due, in part, to solid second quarter loan growth and an increase in allocated reserves for impaired loans at June 30, 2017.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2017		March 31, 2017		June 30, 2016
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$53,792	2.04%	$53,541	2.03%	$50,351	1.99%
Commercial real estate loans:
Commercial real estate	37,180	0.40%	38,146	0.42%	35,869	0.45%
Construction	18,275	2.07%	18,156	2.17%	16,008	2.08%
Total commercial real estate loans	55,455	0.55%	56,302	0.57%	51,877	0.59%
Residential mortgage loans	4,186	0.15%	3,592	0.13%	3,495	0.11%
Consumer loans:
Home equity	582	0.13%	433	0.09%	968	0.20%
Auto and other consumer	4,606	0.26%	3,828	0.22%	3,723	0.23%
Total consumer loans	5,188	0.23%	4,261	0.19%	4,691	0.22%
Total allowance for credit losses	$118,621	0.67%	$117,696	0.67%	$110,414	0.67%

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.67 percent at June 30, 2017, March 31, 2017 and June 30, 2016. At June 30, 2017, our allowance allocations for losses as a percentage of total loans remained relatively stable in most loan categories as compared to March 31, 2017, but declined 0.10 basis points for construction loans primarily due to the continued low level of recent loss experience in this portfolio. There were no construction loan charge-offs during the six months ended June 30, 2017 and the year ended December 31, 2016.

Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $1.5 billion) was 0.73 percent at June 30, 2017, as compared to 0.75 percent and 0.76 percent at March 31, 2017 and June 30, 2016, respectively. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at June 30, 2017, March 31, 2017 and June 30, 2016.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At both June 30, 2017 and December 31, 2016, shareholders’ equity totaled approximately $2.4 billion and represented 10.3 percent and 10.4 percent of total assets, respectively. During the six months ended June 30, 2017, total shareholders’ equity increased by $46.7 million primarily due to (i) net income of $96.2 million, (ii) a $5.4 million decrease in our accumulated other comprehensive loss, (iii) a $4.5 million increase attributable to the effect of our stock incentive plan, and (iv) net proceeds of $2.2 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 186 thousand shares. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $61.6 million. See Note 3 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and six months ended June 30, 2017.
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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of June 30, 2017, and December 31, 2016, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2017 and December 31, 2016:

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2017
Total Risk-based Capital
Valley	$2,132,436	11.99%	$1,644,928	9.250%	N/A	N/A
Valley National Bank	2,076,401	11.70	1,641,551	9.250	$1,774,650	10.00%
Common Equity Tier 1 Capital
Valley	1,631,680	9.18	1,022,523	5.750	N/A	N/A
Valley National Bank	1,857,730	10.47	1,020,423	5.750	1,153,522	6.50
Tier 1 Risk-based Capital
Valley	1,744,690	9.81	1,289,268	7.250	N/A	N/A
Valley National Bank	1,857,730	10.47	1,286,621	7.250	1,419,720	8.00
Tier 1 Leverage Capital
Valley	1,744,690	7.69	907,078	4.00	N/A	N/A
Valley National Bank	1,857,730	8.21	905,662	4.00	1,132,078	5.00

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2016
Total Risk-based Capital
Valley	$2,084,531	12.15%	$1,480,006	8.625%	N/A	N/A
Valley National Bank	2,023,857	11.82	1,476,767	8.625	$1,712,193	10.00%
Common Equity Tier 1 Capital
Valley	1,590,825	9.27	879,424	5.125	N/A	N/A
Valley National Bank	1,807,201	10.55	877,499	5.125	1,112,926	6.50
Tier 1 Risk-based Capital
Valley	1,698,767	9.90	1,136,816	6.625	N/A	N/A
Valley National Bank	1,807,201	10.55	1,134,328	6.625	1,369,755	8.00
Tier 1 Leverage Capital
Valley	1,698,767	7.74	878,244	4.00	N/A	N/A
Valley National Bank	1,807,201	8.25	876,026	4.00	1,095,032	5.00

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

We submitted our latest stress testing results (utilizing data as of December 31, 2016) to the FRB on July 27, 2017. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test at December 31, 2016 will be available under the Shareholder Relations section of our website (www.valleynationalbank.com) under the Dodd-Frank Act Stress Test Reports section when the FRB discloses the results to the public in October 2017. The previous year results (utilizing data as of December 31, 2015) can currently be found on our website.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2017	December 31, 2016
	($ in thousands, except for share data)
Common shares outstanding	263,971,766	263,638,830
Shareholders’ equity	$2,423,901	$2,377,156
Less: Preferred stock	111,590	111,590
Less: Goodwill and other intangible assets	734,337	736,121
Tangible common shareholders’ equity	$1,577,974	$1,529,445
Tangible book value per common share	$5.98	$5.80
Book value per common share	$8.76	$8.59
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 37.1 percent for the six months ended June 30, 2017 as compared to 30.2 percent for the year ended December 31, 2016. We expect our retention ratio to improve during the remainder of 2017 due to, among other factors, solid loan growth and potential earnings improvement from LIFT, our earnings enhancement initiative to review our business practices with the primary goal of improving Valley's overall efficiency.
Cash dividends declared amounted to $0.22 per common share for both the six months ended June 30, 2017 and 2016. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

Other than the additional risk factor described below, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2016.
The acquisition of USAmeriBancorp, Inc. may not be successful, which may adversely affect our business, financial condition and results of operation.
In July 2017, we announced our entry into a merger agreement with USAmeriBancorp, Inc. (USAB) and its wholly-owned subsidiary, USAmeriBank, headquartered in Clearwater, Florida. The acquisition of USAB is subject to several conditions, including the receipt of necessary shareholder and regulatory approvals. The satisfaction of such conditions could delay the acquisition of USAB for a significant period or prevent it from occurring. In addition, both Valley and USAB may terminate the merger agreement under certain circumstances, including but not limited to, if Valley’s share price falls below $11.00 in the preclosing measurement period. If we do not complete the acquisition of USAB or if it is significantly delayed, the expected benefits of such acquisition may not be fully realized, if at all, and we may incur significant expenses and our business and results of operations may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2017 to April 30, 2017	—	$—	—	4,112,465
May 1, 2017 to May 31, 2017	2,719	11.72	—	4,112,465
June 1, 2017 to June 30, 2017	—	—	—	4,112,465
Total	2,719	$11.72	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2017.

Item 6.	Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:
(2.1)
Agreement and Plan of Merger, dated July 26, 2017, by and between Valley National Bancorp and USAmeriBancorp, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on July 28, 2017.

(3)	Articles of Incorporation and By-laws:
(3.1)
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report filed on May 8, 2017.

(3.2)
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K Current Report filed on August 1, 2017.

	(3.3)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.A of the Registrant's Form 10-K Annual Report filed on February 29, 2016.
	(3.4)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 7, 2016.
(10)	Material Contracts:
(10.1)
Underwriting Agreement, dated July 27, 2017, by and between the Company and Keefe, Bruyette & Woods, Inc., as representative of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Registrant’s Form 8-K Current Report filed on August 1, 2017.

	(10.2)	Amended and Restated Change in Control Agreement dated June 28, 2017 between Valley, Valley National Bank and Dianne M. Grenz.+*
	(10.3)	Severance Agreement dated June 28, 2017 between Valley, Valley National Bank and Dianne M. Grenz.+*
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Gerald H. Lipkin
August 7, 2017	Gerald H. Lipkin
Chairman of the Board
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
August 7, 2017	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer