Form 10-Q
period 2017-09-30
VALLEY NATIONAL BANCORP
filed 2017-11-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 264,370,183 shares were outstanding as of November 6, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Cash and due from banks	$215,600	$220,791
Interest bearing deposits with banks	128,226	171,710
Investment securities:
Held to maturity (fair value of $1,831,145 at September 30, 2017 and $1,924,597 at December 31, 2016)	1,823,622	1,925,572
Available for sale	1,447,737	1,297,373
Total investment securities	3,271,359	3,222,945
Loans held for sale, at fair value	13,321	57,708
Loans	18,201,462	17,236,103
Less: Allowance for loan losses	(118,966)	(114,419)
Net loans	18,082,496	17,121,684
Premises and equipment, net	289,153	291,180
Bank owned life insurance	386,874	391,830
Accrued interest receivable	72,063	66,816
Goodwill	690,637	690,637
Other intangible assets, net	42,861	45,484
Other assets	588,071	583,654
Total Assets	$23,780,661	$22,864,439
Liabilities
Deposits:
Non-interest bearing	$5,099,376	$5,252,825
Interest bearing:
Savings, NOW and money market	8,792,734	9,339,012
Time	3,420,656	3,138,871
Total deposits	17,312,766	17,730,708
Short-term borrowings	1,482,709	1,080,960
Long-term borrowings	2,215,219	1,433,906
Junior subordinated debentures issued to capital trusts	41,716	41,577
Accrued expenses and other liabilities	190,267	200,132
Total Liabilities	21,242,677	20,487,283
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 shares authorized:
Series A (4,600,000 shares issued at September 30, 2017 and December 31, 2016)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2017)	98,101	—
Common stock (no par value, authorized 450,000,000 shares; issued 264,197,172 shares at September 30, 2017 and 263,804,877 shares at December 31, 2016)	92,569	92,353
Surplus	2,054,843	2,044,401
Retained earnings	214,981	172,754
Accumulated other comprehensive loss	(34,100)	(42,093)
Treasury stock, at cost (166,047 shares at December 31, 2016)	—	(1,849)
Total Shareholders’ Equity	2,537,984	2,377,156
Total Liabilities and Shareholders’ Equity	$23,780,661	$22,864,439
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$186,773	$171,143	$547,647	$506,640
Interest and dividends on investment securities:
Taxable	17,922	14,232	54,439	42,487
Tax-exempt	3,752	4,023	11,726	11,447
Dividends	2,657	1,612	6,945	4,408
Interest on federal funds sold and other short-term investments	546	193	1,156	846
Total interest income	211,650	191,203	621,913	565,828
Interest Expense
Interest on deposits:
Savings, NOW and money market	15,641	10,165	38,538	29,369
Time	10,852	9,412	30,571	28,220
Interest on short-term borrowings	5,161	3,545	14,578	8,537
Interest on long-term borrowings and junior subordinated debentures	15,142	13,935	41,883	45,948
Total interest expense	46,796	37,057	125,570	112,074
Net Interest Income	164,854	154,146	496,343	453,754
Provision for credit losses	1,640	5,840	7,742	8,069
Net Interest Income After Provision for Credit Losses	163,214	148,306	488,601	445,685
Non-Interest Income
Trust and investment services	3,062	2,628	8,606	7,612
Insurance commissions	4,519	4,580	13,938	14,133
Service charges on deposit accounts	5,558	5,263	16,136	15,460
Gains (losses) on securities transactions, net	6	(10)	5	258
Fees from loan servicing	1,895	1,598	5,541	4,753
Gains on sales of loans, net	5,520	4,823	14,439	9,723
Bank owned life insurance	1,541	1,683	5,705	5,464
Other	3,987	4,288	11,467	13,162
Total non-interest income	26,088	24,853	75,837	70,565
Non-Interest Expense
Salary and employee benefits expense	67,062	58,107	192,116	174,438
Net occupancy and equipment expense	22,756	20,658	68,400	65,615
FDIC insurance assessment	4,603	4,804	14,658	14,998
Amortization of other intangible assets	2,498	2,675	7,596	8,452
Professional and legal fees	11,110	4,031	20,107	13,398
Amortization of tax credit investments	8,389	6,450	21,445	21,360
Telecommunication expense	2,464	2,459	7,830	7,139
Other	13,683	14,084	40,604	45,896
Total non-interest expense	132,565	113,268	372,756	351,296
Income Before Income Taxes	56,737	59,891	191,682	164,954
Income tax expense	17,088	17,049	55,873	46,898
Net Income	$39,649	$42,842	$135,809	$118,056
Dividends on preferred stock	2,683	1,797	6,277	5,391
Net Income Available to Common Shareholders	$36,966	$41,045	$129,532	$112,665
Earnings Per Common Share:
Basic	$0.14	$0.16	$0.49	$0.44
Diluted	0.14	0.16	0.49	0.44
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	264,058,174	254,473,994	263,938,786	254,310,769
Diluted	264,936,220	254,940,307	264,754,845	254,698,593
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$39,649	$42,842	$135,809	$118,056
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	1,457	4,902	4,660	12,550
Less reclassification adjustment for net (gains) losses included in net income	(4)	6	(4)	(162)
Total	1,453	4,908	4,656	12,388
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(223)	(74)	(89)	168
Less reclassification adjustment for accretion of credit impairment losses included in net income	(40)	(50)	(166)	(336)
Total	(263)	(124)	(255)	(168)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	198	1,735	(548)	(6,939)
Less reclassification adjustment for net losses included in net income	1,132	2,095	3,963	5,943
Total	1,330	3,830	3,415	(996)
Defined benefit pension plan
Amortization of net loss	59	42	177	128
Total other comprehensive income	2,579	8,656	7,993	11,352
Total comprehensive income	$42,228	$51,498	$143,802	$129,408
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$135,809	$118,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,408	18,593
Stock-based compensation	9,563	7,382
Provision for credit losses	7,742	8,069
Net amortization of premiums and accretion of discounts on securities and borrowings	17,476	14,152
Amortization of other intangible assets	7,596	8,452
Gains on securities transactions, net	(5)	(258)
Proceeds from sales of loans held for sale	484,102	337,069
Gains on sales of loans, net	(14,439)	(9,723)
Originations of loans held for sale	(201,393)	(342,989)
Losses (gains) on sales of assets, net	359	(1,009)
Net change in:
Fair value of borrowings hedged by derivative transactions	—	6,646
Cash surrender value of bank owned life insurance	(5,705)	(5,464)
Accrued interest receivable	(5,247)	(261)
Other assets	(7,052)	(1,029)
Accrued expenses and other liabilities	(17,465)	(9,888)
Net cash provided by operating activities	429,749	147,798
Cash flows from investing activities:
Net loan originations and purchases	(1,200,913)	(776,662)
Investment securities held to maturity:
Purchases	(127,318)	(502,833)
Maturities, calls and principal repayments	219,967	243,764
Investment securities available for sale:
Purchases	(293,788)	(557,978)
Sales	—	2,081
Maturities, calls and principal repayments	144,221	800,967
Death benefit proceeds from bank owned life insurance	10,661	2,406
Proceeds from sales of real estate property and equipment	7,717	18,243
Purchases of real estate property and equipment	(13,341)	(17,155)
Net cash used in investing activities	(1,252,794)	(787,167)
Cash flows from financing activities:
Net change in deposits	(417,942)	718,632
Net change in short-term borrowings	401,749	356,365
Proceeds from issuance of long-term borrowings, net	965,000	385,000
Repayments of long-term borrowings	(185,000)	(749,000)
Proceeds from issuance of preferred stock, net	98,101	—
Cash dividends paid to preferred shareholders	(6,277)	(5,391)
Cash dividends paid to common shareholders	(84,143)	(83,821)
Purchase of common shares to treasury	(2,284)	(1,700)
Common stock issued, net	5,166	4,610
Net cash provided by financing activities	774,370	624,695
Net change in cash and cash equivalents	(48,675)	(14,674)
Cash and cash equivalents at beginning of year	392,501	413,800
Cash and cash equivalents at end of period	$343,826	$399,126

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$125,433	$115,253
Federal and state income taxes	27,003	24,464
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$7,147	$7,611
Transfer of loans to loans held for sale	225,541	174,501
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2017 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
On August 3, 2017, Valley issued 4.0 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, no par value per share, with a liquidation preference of $25 per share for aggregate consideration of $100 million. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 5.50 percent from the original issuance date to, but excluding, September 30, 2022, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.578 percent. Net proceeds to Valley after deducting underwriting discounts, commissions and offering expenses totaled $98.1 million.

Note 2. Business Combinations
On July 26, 2017, Valley announced its entry into a merger agreement with USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, has approximately $4.5 billion in assets, $3.6 billion in net loans and $3.6 billion in deposits and maintains a branch network of 30 offices. The acquisition will expand Valley's Florida presence and establish a presence in Alabama. The common shareholders of USAB will receive 6.1 shares of Valley common stock for each USAB share they own, subject to adjustment in the event Valley’s average stock price falls below $11.50 or rises above $13.00 prior to closing. Both Valley and USAB have walkaway rights if the volume-weighted average closing price is below $11.00 and USAB has a walkaway right if the volume-weighted average closing price is above $13.50. The transaction is valued at an estimated $816 million, based on Valley’s closing stock price on July 25, 2017. The acquisition is expected to close in the first quarter of 2018, and Valley has received all necessary banking regulatory approvals to complete the merger. However, the merger is still subject to a number of conditions, including Valley and USAB shareholder approvals at their respective shareholder meetings to be held on December 14, 2017.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except for share data)
Net income available to common shareholders	$36,966	$41,045	$129,532	$112,665
Basic weighted average number of common shares outstanding	264,058,174	254,473,994	263,938,786	254,310,769
Plus: Common stock equivalents	878,046	466,313	816,059	387,824
Diluted weighted average number of common shares outstanding	264,936,220	254,940,307	264,754,845	254,698,593
Earnings per common share:
Basic	$0.14	$0.16	$0.49	$0.44
Diluted	0.14	0.16	0.49	0.44

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 3.3 million shares for both the three and nine months ended September 30, 2017 and 4.6 million shares for both the three and nine months ended September 30, 2016, respectively.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2017.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2017	$(6,891)	$(634)	$(10,379)	$(18,775)	$(36,679)
Other comprehensive income before reclassifications	1,457	(223)	198	—	1,432
Amounts reclassified from other comprehensive income	(4)	(40)	1,132	59	1,147
Other comprehensive income, net	1,453	(263)	1,330	59	2,579
Balance at September 30, 2017	$(5,438)	$(897)	$(9,049)	$(18,716)	$(34,100)

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2016	$(10,094)	$(642)	$(12,464)	$(18,893)	$(42,093)
Other comprehensive income before reclassifications	4,660	(89)	(548)	—	4,023
Amounts reclassified from other comprehensive income	(4)	(166)	3,963	177	3,970
Other comprehensive income, net	4,656	(255)	3,415	177	7,993
Balance at September 30, 2017	$(5,438)	$(897)	$(9,049)	$(18,716)	$(34,100)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2017 and 2016.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2017	2016	2017	2016	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	6	$(10)	5	258	Gains (losses) on securities transactions, net
Tax effect	(2)	4	(1)	(96)
Total net of tax	4	(6)	4	162
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	67	87	283	576	Interest and dividends on investment securities (taxable)
Tax effect	(27)	(37)	(117)	(240)
Total net of tax	40	50	166	336
Unrealized losses on derivatives (cash flow hedges) before tax	(1,930)	(3,578)	(6,762)	(10,146)	Interest expense
Tax effect	798	1,483	2,799	4,203
Total net of tax	(1,132)	(2,095)	(3,963)	(5,943)
Defined benefit pension plan:
Amortization of net loss	(101)	(71)	(303)	(215)	*
Tax effect	42	29	126	87
Total net of tax	(59)	(42)	(177)	(128)
Total reclassifications, net of tax	$(1,147)	$(2,093)	$(3,970)	$(5,573)

*	Amortization of net loss is included in the computation of net periodic pension cost.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (ASU) No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" amends the hedge accounting recognition and presentation requirements to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for Valley for the annual and interim reporting periods beginning January 1, 2019 with early adoption permitted. ASU No. 2017-12 requires a modified retrospective method to be used at adoption with a cumulative-effect adjustment to opening retained earnings. While Valley continues to assess all the potential impacts of the new guidance, ASU No. 2017-12 is not currently expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities" shortens the amortization period for certain callable debt securities held at a premium. ASU No. 2017-08 requires the premium to be amortized to the earliest call date. The accounting for securities held at a discount does not change and the discount continues to be amortized as an adjustment to yield over the contractual life (to maturity) of the instrument. ASU No. 2017-08 is effective for Valley for the annual and interim reporting periods beginning January 1, 2019 with early adoption permitted, and is to be applied using modified retrospective method. Additionally, in the period of adoption, entities should provide disclosures about a change in accounting principle. ASU No. 2017-08 is not expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" requires service cost to be reported in the same financial statement line item(s) as other current employee compensation costs. All other components of expense must be presented separately from service cost, and outside any subtotal of income from operations. Only the service cost component of expense is eligible to be capitalized. ASU No. 2017-07 is effective for Valley for its annual and interim reporting periods beginning January1, 2018 with early adoption permitted. ASU No. 2017-07 is not expected to have a significant impact on the presentation on Valley's consolidated financial statements.

ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test guidance) to measure a goodwill impairment charge. Instead, an entity will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). In addition, ASU No. 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for Valley for its annual or any interim goodwill impairment tests in fiscal years beginning January 1, 2020 and is not expected to have a significant impact on the presentation of Valley's consolidated financial statements. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.

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

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley expects that the new guidance will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the nonaccretable difference (as defined in Note 8) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of the Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.

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

ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” requires that: (i) equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income, (ii) equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment with changes in value under either of these methods recognized in net income, (iii) entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value in other comprehensive income if it is related to instrument-specific credit risk, and (iv) entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities. ASU No. 2016-01 is effective for Valley for reporting periods beginning January 1, 2018 and is not expected to have a material effect on Valley’s consolidated financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and subsequent related Updates modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. The updates also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. Valley will adopt the guidance on January 1, 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the new revenue recognition standard is not expected to have a material impact on Valley’s consolidated financial statements. Valley has substantially completed its review of non-interest income revenue streams within the scope of the guidance and an assessment of its revenue contracts. While Valley has not identified material changes related to the timing or amount of revenue recognition, Valley will continue to evaluate required disclosures and the need for additional disaggregation of significant categories of revenue in the consolidated financial statements that are within the scope of the new guidance.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2017 and December 31, 2016. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2017	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$50,148	$50,148	$—	$—
U.S. government agency securities	44,230	—	44,230	—
Obligations of states and political subdivisions	118,402	—	118,402	—
Residential mortgage-backed securities	1,161,157	—	1,153,475	7,682
Trust preferred securities	5,393	—	3,278	2,115
Corporate and other debt securities	57,427	7,890	49,537	—
Equity securities	10,980	1,110	9,870	—
Total available for sale	1,447,737	59,148	1,378,792	9,797
Loans held for sale (1)	13,321	—	13,321	—
Other assets (2)	26,696	—	26,696	—
Total assets	$1,487,754	$59,148	$1,418,809	$9,797
Liabilities
Other liabilities (2)	$23,868	$—	$23,868	$—
Total liabilities	$23,868	$—	$23,868	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$33,260	$—	$—	$33,260
Loan servicing rights	7,072	—	—	7,072
Foreclosed assets	1,762	—	—	1,762
Total	$42,094	$—	$—	$42,094

		Fair Value Measurements at Reporting Date Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $13.1 million and $58.2 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2017 and 2016 are summarized below:

	Available for Sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of the period	$10,730	$13,101	$11,888	$13,793
Total net losses included in other comprehensive income	(448)	(212)	(435)	(283)
Settlements, net	(485)	(492)	(1,656)	(1,113)
Balance, end of the period	$9,797	$12,397	$9,797	$12,397

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three and nine months ended September 30, 2017 and 2016. There were no transfers of assets into or out of Level 3, or between Level 1 and Level 2, during the three and nine months ended September 30, 2017 and 2016.

There have been no material changes in the valuation methodologies used at September 30, 2017 from December 31, 2016.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at September 30, 2017:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	1.1 - 34.1%	18.0%
		Default rate	1.4 - 30.9	6.7
		Loss severity	47.7 - 63.8	58.3

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2017 and December 31, 2016 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2017 and December 31, 2016), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2017 and December 31, 2016.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At September 30, 2017, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended September 30, 2017, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. There were no collateral dependent loan charge-offs to the allowance for loan losses for the three months ended September 30, 2017 as compared to $3.7 million for the three months ended September 30, 2016 and $2.1 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, collateral dependent impaired loans with a total recorded investment of $38.3 million were reduced by specific valuation allowance allocations totaling $5.0 million to a reported total net carrying amount of $33.3 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2017, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of net impairment charges on its loan servicing rights totaling $134 thousand and $185 thousand for the three and nine months ended September 30, 2017, respectively. Valley recorded no net impairment charges on its loan servicing rights for the three months ended September 30, 2016 and net impairment charges totaling $457 thousand for the nine months ended September 30, 2016.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at September 30, 2017. At September 30, 2017, foreclosed assets included $1.8 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended September 30, 2017. The foreclosed assets charge-offs to the allowance for loan losses totaled $536 thousand and $245 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses within non-interest expense of $290 thousand for the nine months ended September 30, 2017, and $34 thousand and $946 thousand for three and nine months ended September 30, 2016, respectively. There were no losses on re-measurement during the three months ended September 30, 2017.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2017 and December 31, 2016 were as follows:

	Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$215,600	$215,600	$220,791	$220,791
Interest bearing deposits with banks	Level 1	128,226	128,226	171,710	171,710
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,714	147,126	138,830	147,495
U.S. government agency securities	Level 2	9,984	10,188	11,329	11,464
Obligations of states and political subdivisions	Level 2	495,157	511,159	566,590	577,826
Residential mortgage-backed securities	Level 2	1,088,389	1,081,703	1,112,460	1,102,802
Trust preferred securities	Level 2	49,819	38,998	59,804	47,290
Corporate and other debt securities	Level 2	41,559	41,971	36,559	37,720
Total investment securities held to maturity		1,823,622	1,831,145	1,925,572	1,924,597
Net loans	Level 3	18,082,496	17,741,813	17,121,684	16,756,655
Accrued interest receivable	Level 1	72,063	72,063	66,816	66,816
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	204,978	204,978	147,127	147,127
Financial liabilities
Deposits without stated maturities	Level 1	13,892,110	13,892,110	14,591,837	14,591,837
Deposits with stated maturities	Level 2	3,420,656	3,436,229	3,138,871	3,160,572
Short-term borrowings	Level 1	1,482,709	1,485,695	1,080,960	1,081,751
Long-term borrowings	Level 2	2,215,219	2,300,388	1,433,906	1,523,386
Junior subordinated debentures issued to capital trusts	Level 2	41,716	42,244	41,577	45,785
Accrued interest payable (2)	Level 1	10,812	10,812	10,675	10,675

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2017
U.S. Treasury securities	$138,714	$8,412	$—	$147,126
U.S. government agency securities	9,984	204	—	10,188
Obligations of states and political subdivisions:
Obligations of states and state agencies	247,277	9,412	(1,449)	255,240
Municipal bonds	247,880	8,049	(10)	255,919
Total obligations of states and political subdivisions	495,157	17,461	(1,459)	511,159
Residential mortgage-backed securities	1,088,389	7,234	(13,920)	1,081,703
Trust preferred securities	49,819	47	(10,868)	38,998
Corporate and other debt securities	41,559	699	(287)	41,971
Total investment securities held to maturity	$1,823,622	$34,057	$(26,534)	$1,831,145
December 31, 2016
U.S. Treasury securities	$138,830	$8,665	$—	$147,495
U.S. government agency securities	11,329	135	—	11,464
Obligations of states and political subdivisions:
Obligations of states and state agencies	252,185	6,692	(1,428)	257,449
Municipal bonds	314,405	6,438	(466)	320,377
Total obligations of states and political subdivisions	566,590	13,130	(1,894)	577,826
Residential mortgage-backed securities	1,112,460	8,432	(18,090)	1,102,802
Trust preferred securities	59,804	40	(12,554)	47,290
Corporate and other debt securities	36,559	1,190	(29)	37,720
Total investment securities held to maturity	$1,925,572	$31,592	$(32,567)	$1,924,597

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2017 and December 31, 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$55,565	$(1,449)	$—	$—	$55,565	$(1,449)
Municipal bonds	4,678	(10)	—	—	4,678	(10)
Total obligations of states and political subdivisions	60,243	(1,459)	—	—	60,243	(1,459)
Residential mortgage-backed securities	551,490	(7,911)	228,397	(6,009)	779,887	(13,920)
Trust preferred securities	—	—	37,597	(10,868)	37,597	(10,868)
Corporate and other debt securities	4,713	(287)	—	—	4,713	(287)
Total	$616,446	$(9,657)	$265,994	$(16,877)	$882,440	$(26,534)
December 31, 2016
Obligations of states and political subdivisions:
Obligations of states and state agencies	$98,114	$(1,428)	$—	$—	$98,114	$(1,428)
Municipal bonds	27,368	(466)	—	—	27,368	(466)
Total obligations of states and political subdivisions	125,482	(1,894)	—	—	125,482	(1,894)
Residential mortgage-backed securities	692,108	(14,420)	114,505	(3,670)	806,613	(18,090)
Trust preferred securities	—	—	45,898	(12,554)	45,898	(12,554)
Corporate and other debt securities	2,971	(29)	—	—	2,971	(29)
Total	$820,561	$(16,343)	$160,403	$(16,224)	$980,964	$(32,567)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 118 at September 30, 2017 and 132 at December 31, 2016.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at September 30, 2017 mainly related to investment grade securities issued by Ginnie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at September 30, 2017 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2017.
As of September 30, 2017, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $978.7 million.

The contractual maturities of investments in debt securities held to maturity at September 30, 2017 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$54,778	$55,334
Due after one year through five years	221,351	229,067
Due after five years through ten years	313,923	330,775
Due after ten years	145,181	134,266
Residential mortgage-backed securities	1,088,389	1,081,703
Total investment securities held to maturity	$1,823,622	$1,831,145
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.3 years at September 30, 2017.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2017
U.S. Treasury securities	$51,003	$6	$(861)	$50,148
U.S. government agency securities	43,896	342	(8)	44,230
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,847	367	(204)	39,010
Municipal bonds	79,452	473	(533)	79,392
Total obligations of states and political subdivisions	118,299	840	(737)	118,402
Residential mortgage-backed securities	1,171,510	3,230	(13,583)	1,161,157
Trust preferred securities*	6,532	—	(1,139)	5,393
Corporate and other debt securities	56,827	719	(119)	57,427
Equity securities	10,505	929	(454)	10,980
Total investment securities available for sale	$1,458,572	$6,066	$(16,901)	$1,447,737
December 31, 2016
U.S. Treasury securities	$51,020	$6	$(1,435)	$49,591
U.S. government agency securities	22,815	232	(6)	23,041
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,696	70	(424)	40,342
Municipal bonds	80,045	147	(767)	79,425
Total obligations of states and political subdivisions	120,741	217	(1,191)	119,767
Residential mortgage-backed securities	1,029,827	2,061	(16,346)	1,015,542
Trust preferred securities*	10,164	—	(2,155)	8,009
Corporate and other debt securities	60,651	436	(522)	60,565
Equity securities	20,505	1,114	(761)	20,858
Total investment securities available for sale	$1,315,723	$4,066	$(22,416)	$1,297,373

*	Includes two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies, at September 30, 2017 and December 31, 2016.

The age of unrealized losses and fair value of related securities available for sale at September 30, 2017 and December 31, 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2017
U.S. Treasury securities	$49,223	$(861)	$—	$—	$49,223	$(861)
U.S. government agency securities	5,527	(8)	—	—	5,527	(8)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,117	(153)	1,544	(51)	12,661	(204)
Municipal bonds	18,688	(184)	11,019	(349)	29,707	(533)
Total obligations of states and political subdivisions	29,805	(337)	12,563	(400)	42,368	(737)
Residential mortgage-backed securities	599,413	(7,780)	217,306	(5,803)	816,719	(13,583)
Trust preferred securities	—	—	5,394	(1,139)	5,394	(1,139)
Corporate and other debt securities	15,880	(17)	15,241	(102)	31,121	(119)
Equity securities	—	—	5,190	(454)	5,190	(454)
Total	$699,848	$(9,003)	$255,694	$(7,898)	$955,542	$(16,901)
December 31, 2016
U.S. Treasury securities	$48,660	$(1,435)	$—	$—	$48,660	$(1,435)
U.S. government agency securities	2,530	(4)	4,034	(2)	6,564	(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	28,628	(404)	753	(20)	29,381	(424)
Municipal bonds	42,573	(506)	11,081	(261)	53,654	(767)
Total obligations of states and political subdivisions	71,201	(910)	11,834	(281)	83,035	(1,191)
Residential mortgage-backed securities	788,030	(11,889)	132,718	(4,457)	920,748	(16,346)
Trust preferred securities	—	—	8,009	(2,155)	8,009	(2,155)
Corporate and other debt securities	32,292	(294)	15,192	(228)	47,484	(522)
Equity securities	—	—	14,883	(761)	14,883	(761)
Total	$942,713	$(14,532)	$186,670	$(7,884)	$1,129,383	$(22,416)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2017 was 253 as compared to 298 at December 31, 2016.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2017 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae.

As of September 30, 2017, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $692.2 million.
The contractual maturities of investment securities available for sale at September 30, 2017 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$25,341	$25,295
Due after one year through five years	65,472	65,631
Due after five years through ten years	108,222	107,858
Due after ten years	77,522	76,816
Residential mortgage-backed securities	1,171,510	1,161,157
Equity securities	10,505	10,980
Total investment securities available for sale	$1,458,572	$1,447,737
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 8.2 years at September 30, 2017.
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

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2017 and 2016. Management does not believe that any individual unrealized loss as of September 30, 2017 included in the investment portfolio tables above represent other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

At September 30, 2017, four previously impaired private label mortgage-backed securities (prior to December 31, 2012) had a combined amortized cost and fair value of $8.6 million and $7.9 million, respectively, while one previously impaired pooled trust preferred security had an amortized cost and fair value of $2.8 million and $2.1 million, respectively. The previously impaired pooled trust preferred security was not accruing interest during the three and nine months ended September 30, 2017 and 2016.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has previously recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$4,700	$5,348	$4,916	$5,837
Accretion of credit loss impairment due to an increase in expected cash flows	(67)	(87)	(283)	(576)
Balance, end of period	$4,633	$5,261	$4,633	$5,261

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
Realized Gains and Losses

Gross gains and losses realized on sales, maturities and other investment securities transactions included in earnings were immaterial for the three and nine months ended September 30, 2017 and 2016.

Note 8. Loans

The detail of the loan portfolio as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017			December 31, 2016
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,504,655	$202,257	$2,706,912	$2,357,018	$281,177	$2,638,195
Commercial real estate:
Commercial real estate	8,359,833	991,235	9,351,068	7,628,328	1,091,339	8,719,667
Construction	858,682	44,958	903,640	710,266	114,680	824,946
Total commercial real estate loans	9,218,515	1,036,193	10,254,708	8,338,594	1,206,019	9,544,613
Residential mortgage	2,791,779	149,656	2,941,435	2,684,195	183,723	2,867,918
Consumer:
Home equity	371,130	77,712	448,842	376,213	92,796	469,009
Automobile	1,171,579	106	1,171,685	1,139,082	145	1,139,227
Other consumer	671,949	5,931	677,880	569,499	7,642	577,141
Total consumer loans	2,214,658	83,749	2,298,407	2,084,794	100,583	2,185,377
Total loans	$16,729,607	$1,471,855	$18,201,462	$15,464,601	$1,771,502	$17,236,103

*
PCI loans include covered loans (mostly consisting of residential mortgage and commercial real estate loans) totaling $42.6 million and $70.4 million at September 30, 2017 and December 31, 2016, respectively.

Total loans (excluding PCI covered loans) include net unearned premiums and deferred loan costs of $18.5 million and $15.3 million at September 30, 2017 and December 31, 2016, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $1.6 billion and $1.9 billion at September 30, 2017 and December 31, 2016, respectively.

Valley transferred $225.5 million of residential mortgage loans from the loan portfolio to loans held for sale during the nine months ended September 30, 2017. Exclusive of such transfers, there were no sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2017 and 2016.

Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. Valley's PCI loan portfolio included covered loans (i.e., loans in which the Bank will share losses with the FDIC under loss-sharing agreements) totaling $42.6 million and $70.4 million at September 30, 2017 and December 31, 2016, respectively.

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$246,278	$355,601	$294,514	$415,179
Accretion	(20,626)	(26,730)	(68,862)	(83,114)
Other	—	—	—	(3,194)
Balance, end of period	$225,652	$328,871	$225,652	$328,871

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $6.8 million and $7.2 million at September 30, 2017 and December 31, 2016, respectively.

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis, and non-performing loans held for sale) by loan portfolio class at September 30, 2017 and December 31, 2016:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2017
Commercial and industrial	$1,186	$3,043	$125	$11,983	$16,337	$2,488,318	$2,504,655
Commercial real estate:
Commercial real estate	4,755	626	389	13,870	19,640	8,340,193	8,359,833
Construction	—	2,518	—	1,116	3,634	855,048	858,682
Total commercial real estate loans	4,755	3,144	389	14,986	23,274	9,195,241	9,218,515
Residential mortgage	7,942	1,604	1,433	12,974	23,953	2,767,826	2,791,779
Consumer loans:
Home equity	591	432	—	1,766	2,789	368,341	371,130
Automobile	4,089	566	297	78	5,030	1,166,549	1,171,579
Other consumer	525	21	4	—	550	671,399	671,949
Total consumer loans	5,205	1,019	301	1,844	8,369	2,206,289	2,214,658
Total	$19,088	$8,810	$2,248	$41,787	$71,933	$16,657,674	$16,729,607
December 31, 2016
Commercial and industrial	$6,705	$5,010	$142	$8,465	$20,322	$2,336,696	$2,357,018
Commercial real estate:
Commercial real estate	5,894	8,642	474	15,079	30,089	7,598,239	7,628,328
Construction	6,077	—	1,106	715	7,898	702,368	710,266
Total commercial real estate loans	11,971	8,642	1,580	15,794	37,987	8,300,607	8,338,594
Residential mortgage	12,005	3,564	1,541	12,075	29,185	2,655,010	2,684,195
Consumer loans:
Home equity	929	415	—	1,028	2,372	373,841	376,213
Automobile	3,192	723	188	146	4,249	1,134,833	1,139,082
Other consumer	76	9	21	—	106	569,393	569,499
Total consumer loans	4,197	1,147	209	1,174	6,727	2,078,067	2,084,794
Total	$34,878	$18,363	$3,472	$37,508	$94,221	$15,370,380	$15,464,601

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at September 30, 2017 and December 31, 2016:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
September 30, 2017
Commercial and industrial	$12,580	$56,364	$68,944	$72,680	$7,104
Commercial real estate:
Commercial real estate	31,058	29,709	60,767	62,686	2,626
Construction	2,675	470	3,145	3,145	18
Total commercial real estate loans	33,733	30,179	63,912	65,831	2,644
Residential mortgage	5,620	8,693	14,313	15,343	733
Consumer loans:
Home equity	1,078	2,171	3,249	3,379	69
Total consumer loans	1,078	2,171	3,249	3,379	69
Total	$53,011	$97,407	$150,418	$157,233	$10,550
December 31, 2016
Commercial and industrial	$3,609	$27,031	$30,640	$35,957	$5,864
Commercial real estate:
Commercial real estate	21,318	36,974	58,292	60,267	3,612
Construction	1,618	2,379	3,997	3,997	260
Total commercial real estate loans	22,936	39,353	62,289	64,264	3,872
Residential mortgage	8,398	9,958	18,356	19,712	725
Consumer loans:
Home equity	1,182	2,352	3,534	3,626	70
Total consumer loans	1,182	2,352	3,534	3,626	70
Total	$36,125	$78,694	$114,819	$123,559	$10,531
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$70,135	$300	$31,499	$293
Commercial real estate:
Commercial real estate	57,712	482	58,117	513
Construction	3,049	21	6,635	37
Total commercial real estate loans	60,761	503	64,752	550
Residential mortgage	15,630	183	20,193	225
Consumer loans:
Home equity	4,766	49	2,253	25
Total consumer loans	4,766	49	2,253	25
Total	$151,292	$1,035	$118,697	$1,093

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$49,037	$896	$28,008	$727
Commercial real estate:
Commercial real estate	57,718	1,290	66,871	1,627
Construction	2,836	60	8,814	138
Total commercial real estate loans	60,554	1,350	75,685	1,765
Residential mortgage	17,851	575	22,232	660
Consumer loans:
Home equity	4,820	123	2,560	68
Total consumer loans	4,820	123	2,560	68
Total	$132,262	$2,944	$128,485	$3,220
Interest income recognized on a cash basis (included in the table above) was immaterial for the three and nine months ended September 30, 2017 and 2016.
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
Performing TDRs (not reported as non-accrual loans) totaled $113.7 million and $85.2 million as of September 30, 2017 and December 31, 2016, respectively. Non-performing TDRs totaled $18.7 million and $10.6 million as of September 30, 2017 and December 31, 2016, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and nine months ended September 30, 2017 and 2016. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at September 30, 2017 and 2016, respectively.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	10	$12,522	$11,655	7	$6,389	$6,248
Commercial real estate:
Commercial real estate	4	5,931	5,929	1	1,667	1,870
Construction	2	628	625	2	2,078	2,078
Total commercial real estate	6	6,559	6,554	3	3,745	3,948
Residential mortgage	2	561	557	1	78	77
Consumer	—	—	—	1	23	18
Total	18	$19,642	$18,766	12	$10,235	$10,291

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	61	$57,338	$52,694	12	$11,700	$11,088
Commercial real estate:
Commercial real estate	7	23,806	23,217	4	8,325	8,174
Construction	3	1,188	994	2	2,079	2,078
Total commercial real estate	10	24,994	24,211	6	10,404	10,252
Residential mortgage	6	1,514	1,495	8	2,300	2,271
Consumer	—	—	—	2	77	69
Total	77	$83,846	$78,400	28	$24,481	$23,680

The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $5.3 million and $2.4 million at September 30, 2017 and 2016, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 9. One commercial and industrial TDR loan totaling $209 thousand was fully charged-off during the nine months ended September 30, 2016. There were no charge-offs related to TDR modifications during the three and nine months ended September 30, 2017 and 2016, respectively.

We had 7 commercial and industrial loans and 1 commercial real estate loan modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) totaling $6.4 million and $732 thousand, respectively during the nine months ended September 30, 2017. There were no payment defaults during three months ended September 30, 2017.

We had 4 residential mortgage loans modified as TDRs within the previous 12 months for which there was a payment default (90 days or more past due) totaling $1.1 million during both the three and nine months ended September 30, 2016.
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
The following table presents the risk category of loans (excluding PCI loans) by class of loans at September 30, 2017 and December 31, 2016.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
September 30, 2017
Commercial and industrial	$2,337,467	$58,376	$102,649	$6,163	$2,504,655
Commercial real estate	8,241,629	42,145	76,059	—	8,359,833
Construction	856,363	364	1,955	—	858,682
Total	$11,435,459	$100,885	$180,663	$6,163	$11,723,170
December 31, 2016
Commercial and industrial	$2,246,457	$44,316	$64,649	$1,596	$2,357,018
Commercial real estate	7,486,469	57,591	84,268	—	7,628,328
Construction	708,070	200	1,996	—	710,266
Total	$10,440,996	$102,107	$150,913	$1,596	$10,695,612
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2017 and December 31, 2016:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2017
Residential mortgage	$2,778,805	$12,974	$2,791,779
Home equity	369,364	1,766	371,130
Automobile	1,171,501	78	1,171,579
Other consumer	671,949	—	671,949
Total	$4,991,619	$14,818	$5,006,437
December 31, 2016
Residential mortgage	$2,672,120	$12,075	$2,684,195
Home equity	375,185	1,028	376,213
Automobile	1,138,936	146	1,139,082
Other consumer	569,499	—	569,499
Total	$4,755,740	$13,249	$4,768,989
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2017 and December 31, 2016.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2017
Commercial and industrial	$189,158	$13,099	$202,257
Commercial real estate	984,789	6,446	991,235
Construction	44,294	664	44,958
Residential mortgage	144,998	4,658	149,656
Consumer	83,203	546	83,749
Total	$1,446,442	$25,413	$1,471,855
December 31, 2016
Commercial and industrial	$272,483	$8,694	$281,177
Commercial real estate	1,080,376	10,963	1,091,339
Construction	113,370	1,310	114,680
Residential mortgage	179,793	3,930	183,723
Consumer	98,469	2,114	100,583
Total	$1,744,491	$27,011	$1,771,502
Other real estate owned (OREO) totaled $10.8 million and $10.2 million at September 30, 2017 and December 31, 2016, respectively (including $558 thousand of OREO properties which are subject to loss-sharing agreements with the FDIC at December 31, 2016). There were no covered OREO properties at September 30, 2017. OREO included foreclosed residential real estate properties totaling $7.2 million and $1.6 million at September 30, 2017 and December 31, 2016, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.9 million and $7.1 million at September 30, 2017 and December 31, 2016, respectively.

Note 9. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at September 30, 2017 and December 31, 2016.

The following table summarizes the allowance for credit losses at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$118,966	$114,419
Allowance for unfunded letters of credit	2,514	2,185
Total allowance for credit losses	$121,480	$116,604

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$1,301	$5,949	$7,413	$8,041
Provision for unfunded letters of credit	339	(109)	329	28
Total provision for credit losses	$1,640	$5,840	$7,742	$8,069

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$51,617	$55,455	$4,186	$5,188	$116,446
Loans charged-off	(265)	—	(129)	(1,335)	(1,729)
Charged-off loans recovered	2,320	42	220	366	2,948
Net recoveries (charge-offs)	2,055	42	91	(969)	1,219
Provision for loan losses	1,017	(198)	(385)	867	1,301
Ending balance	$54,689	$55,299	$3,892	$5,086	$118,966
Three Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$48,025	$51,877	$3,495	$4,691	$108,088
Loans charged-off	(3,763)	—	(518)	(782)	(5,063)
Charged-off loans recovered	902	44	495	282	1,723
Net (charge-offs) recoveries	(2,861)	44	(23)	(500)	(3,340)
Provision for loan losses	5,588	539	(94)	(84)	5,949
Ending balance	$50,752	$52,460	$3,378	$4,107	$110,697

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$114,419
Loans charged-off	(4,889)	(553)	(488)	(3,467)	(9,397)
Charged-off loans recovered	3,480	824	903	1,324	6,531
Net (charge-offs) recoveries	(1,409)	271	415	(2,143)	(2,866)
Provision for loan losses	5,278	(823)	(225)	3,183	7,413
Ending balance	$54,689	$55,299	$3,892	$5,086	$118,966
Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$106,178
Loans charged-off	(5,507)	(519)	(750)	(2,553)	(9,329)
Charged-off loans recovered	2,418	1,591	604	1,194	5,807
Net (charge-offs) recoveries	(3,089)	1,072	(146)	(1,359)	(3,522)
Provision for loan losses	5,074	3,382	(1,101)	686	8,041
Ending balance	$50,752	$52,460	$3,378	$4,107	$110,697

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2017 and December 31, 2016.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$7,104	$2,644	$733	$69	$10,550
Collectively evaluated for impairment	47,585	52,655	3,159	5,017	108,416
Total	$54,689	$55,299	$3,892	$5,086	$118,966
Loans:
Individually evaluated for impairment	$68,944	$63,912	$14,313	$3,249	$150,418
Collectively evaluated for impairment	2,435,711	9,154,603	2,777,466	2,211,409	16,579,189
Loans acquired with discounts related to credit quality	202,257	1,036,193	149,656	83,749	1,471,855
Total	$2,706,912	$10,254,708	$2,941,435	$2,298,407	$18,201,462
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$5,864	$3,872	$725	$70	$10,531
Collectively evaluated for impairment	44,956	51,979	2,977	3,976	103,888
Total	$50,820	$55,851	$3,702	$4,046	$114,419
Loans:
Individually evaluated for impairment	$30,640	$62,289	$18,356	$3,534	$114,819
Collectively evaluated for impairment	2,326,378	8,276,305	2,665,839	2,081,260	15,349,782
Loans acquired with discounts related to credit quality	281,177	1,206,019	183,723	100,583	1,771,502
Total	$2,638,195	$9,544,613	$2,867,918	$2,185,377	$17,236,103

Note 10. Goodwill and Other Intangible Assets
Goodwill totaled $690.6 million at both September 30, 2017 and December 31, 2016. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016). There was no impairment of goodwill during the three and nine months ended September 30, 2017 and 2016.
The following table summarizes other intangible assets as of September 30, 2017 and December 31, 2016:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2017
Loan servicing rights	$77,072	$(55,613)	$(715)	$20,744
Core deposits	43,396	(23,142)	—	20,254
Other	4,087	(2,224)	—	1,863
Total other intangible assets	$124,555	$(80,979)	$(715)	$42,861
December 31, 2016
Loan servicing rights	$73,002	$(52,634)	$(900)	$19,468
Core deposits	61,504	(37,562)	—	23,942
Other	4,087	(2,013)	—	2,074
Total other intangible assets	$138,593	$(92,209)	$(900)	$45,484

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2017 and 2016.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2017 through 2021:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2017	$1,439	$1,154	$69
2018	4,798	4,215	249
2019	3,812	3,671	235
2020	3,031	3,127	220
2021	2,301	2,582	206

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $2.5 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $7.6 million and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively.
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
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors. As of September 30, 2017, 7.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Restricted Stock. Restricted stock is awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley awarded time-based restricted stock totaling 482 thousand shares and 534 thousand shares during the nine months ended September 30, 2017 and 2016, respectively, to both executive officers and key employees of Valley. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the nine months ended September 30, 2017 and 2016 was $11.71 per share and $8.58 per share, respectively.
Restricted Stock Units. Valley granted 371 thousand shares and 431 thousand shares of performance-based RSUs to certain executive officers for the nine months ended September 30, 2017 and 2016, respectively. The performance-based awards vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The performance based awards "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents and accrued interest (if applicable), per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the nine months ended September 30, 2017 and 2016 was $11.05 per share and $8.32 per share, respectively.

Valley recorded total stock-based compensation expense of $2.7 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and $9.6 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2017, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $13.8 million and will be recognized over an average remaining vesting period of 1.9 years.
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

At September 30, 2017, Valley has one "steepener" swap with a total current notional amount of $14.5 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rate paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2017				December 31, 2016
	Fair Value				Fair Value
	Other Assets	Other Liabilities		Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$514	$—	*	$607,000	$802	$15,641	$707,000
Fair value hedge interest rate swaps	—	762		7,832	—	986	7,999
Total derivatives designated as hedging instruments	$514	$762		$614,832	$802	$16,627	$714,999
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$25,999	$22,972	*	$1,279,055	$25,285	$25,284	$1,075,722
Mortgage banking derivatives	183	134		113,555	2,968	2,166	246,583
Total derivatives not designated as hedging instruments	$26,182	$23,106		$1,392,610	$28,253	$27,450	$1,322,305

* The fair value for the Chicago Mercantile Exchange cleared derivative positions is inclusive of accrued interest payable and the portion of the cash collateral representing the variation margin posted with (or by) the applicable counterparties.

Chicago Mercantile Exchange (CME) amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral.  Effective January 1, 2017, Valley adopted the new rule on a prospective basis to classify its CME variation margin as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow derivatives and non-designated interest rate swaps cleared with the CME were offset by variation margins totaling $10.9 million and $3.1 million, respectively, and reported in the table above on a net basis at September 30, 2017.

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,930)	$(3,578)	$(6,762)	$(10,146)
Amount of gain (loss) recognized in other comprehensive income	329	2,962	(936)	(11,695)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the three and nine months ended September 30, 2017 and 2016. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $9.0 million and $12.5 million at September 30, 2017 and December 31, 2016, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $6.4 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Derivative - interest rate swaps:
Interest income	$75	$129	$224	$32
Interest expense	—	(127)	—	6,670
Hedged item - loans and borrowings:
Interest income	$(75)	$(129)	$(224)	$(32)
Interest expense	—	133	—	(6,646)

The amounts recognized in non-interest expense related to ineffectiveness of fair value hedges were immaterial for the three and nine months ended September 30, 2017 and 2016.

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$37	$171	$(753)	$(218)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2017, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $11.4 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At September 30, 2017, Valley had $43.6 million in collateral posted with counterparties, net of CME variation margin.
Note 13. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
September 30, 2017
Assets:
Interest rate caps and swaps	$26,513	$—	$26,513	$(3,509)	$—		$23,004
Liabilities:
Interest rate caps and swaps	$23,734	$—	$23,734	$(3,509)	$(10,187)	(1)	$10,038
Repurchase agreements	200,000	—	200,000	—	(200,000)	(2)	—
Total	$223,734	$—	$223,734	$(3,509)	$(210,187)		$10,038
December 31, 2016
Assets:
Interest rate caps and swaps	$26,087	$—	$26,087	$(5,268)	$—		$20,819
Liabilities:
Interest rate caps and swaps	$41,911	$—	$41,911	$(5,268)	$(36,643)	(1)	$—
Repurchase agreements	165,000	—	165,000	—	(165,000)	(2)	—
Total	$206,911	$—	$206,911	$(5,268)	$(201,643)		$—

(1)
Represents the amount of collateral posted with derivatives counterparties that offsets net liabilities. Actual cash collateral posted with all counterparties totaled $57.7 million and $52.4 million at September 30, 2017 and December 31, 2016, respectively.

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$26,397	$29,567
Other tax credit investments, net	40,191	44,763
Total tax credit investments, net	$66,588	$74,330
Other Liabilities:
Unfunded affordable housing tax credit commitments	$3,690	$4,850
Unfunded other tax credit commitments	10,194	7,276
Total unfunded tax credit commitments	$13,884	$12,126

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,965	$1,065	$4,520	$3,195
Other tax credit investment credits and tax benefits	7,859	6,118	22,825	12,654
Total reduction in income tax expense	$9,824	$7,183	$27,345	$15,849
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$1,183	$33	$1,937	$1,392
Affordable housing tax credit investment impairment losses	979	128	1,233	328
Other tax credit investment losses	307	107	2,134	775
Other tax credit investment impairment losses	5,920	6,182	16,141	18,865
Total amortization of tax credit investments recorded in non-interest expense	$8,389	$6,450	$21,445	$21,360
Note 15. Litigation
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
Merrick filed an action against Valley with ten counts in December 2013. Valley moved to dismiss five of the counts and, in March 2015, the court dismissed four of the five counts. American Express Travel Related Services (American Express) filed a similar action against Valley claiming about $3.0 million in charge-backs. Five of American Express’ eleven counts have been dismissed. The two cases have now been consolidated in the Federal District Court of New Jersey.
During April 2017, all parties attended a mediation, however it was unsuccessful. Shortly before the mediation, Valley filed summary judgment motions on all of the remaining counts in both the Merrick and American Express cases. Merrick and American Express also filed summary judgment motions against Valley. As of the present time, the Court has not rendered any decisions on these pending motions.
At September 30, 2017, Valley could not estimate an amount or range of reasonably possible losses related to the matter described above. Based upon information currently available and advice of counsel, Valley believes that the eventual outcome of such claims will not have a material adverse effect on Valley’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of the matters, if unfavorable, may be material to Valley’s results of operations for a particular period.
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016, include, but are not limited to:

•	weakness or a decline in the economy, mainly in New Jersey, New York and Florida, as well as an unexpected decline in commercial real estate values within our market areas;

•	less than expected cost reductions and revenue enhancement from Valley's cost reduction plans including its earnings enhancement program called "LIFT";

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

•
our inability or determination not to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, changes in our capital requirements or a decision to increase capital by retaining more earnings;

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

•
failure to close the merger with USAB for any reason, including the failure to obtain shareholder approval for the merger within the proposed timeframe or changes in the stock price of Valley during the 30 day pricing period prior to the closing of the merger that gives either Valley or USAB the right to terminate the merger agreement;

•	the risk that the businesses of Valley and USAB may not be combined successfully, or such combination may take longer or be more difficult, time-consuming or costly to accomplish than expected;

•	the diversion of management's time on issues relating to the merger with USAB;

•	the inability to realize expected cost savings and synergies from the merger of USAB with Valley in the amounts or in the timeframe anticipated; and

•	the inability to retain USAB’s customers and employees.
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

Executive Summary

Company Overview. At September 30, 2017, Valley had consolidated total assets of approximately $23.8 billion, total net loans of $18.1 billion, total deposits of $17.3 billion and total shareholders’ equity of $2.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, and Florida. Of our current 209 branch network, 67 percent, 18 percent and 15 percent of the branches are located in New Jersey, New York and Florida, respectively. We have grown significantly in asset size over the past several years primarily through bank acquisitions that expanded our operating footprint into several Florida markets since 2014, as well as normal lending activity.

USAmeriBancorp, Inc. In July 2017, we announced our entry into a merger agreement with USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB largely through its wholly-owned subsidiary, USAmeriBank, has approximately $4.5 billion in assets, $3.6 billion in net loans and $3.6 billion in deposits, and maintains a branch network of 30 offices. The acquisition represents a significant addition to Valley’s Florida franchise, and will meaningfully enhance its presence in the Tampa Bay market, which is Florida’s second largest metropolitan area by population. The acquisition will also bring Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAmeriBank maintains 15 offices, contributing approximately $1.2 billion of deposits and $515 million in loans.

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
The acquisition of USAB is expected to close in the first quarter of 2018, and Valley has received all necessary banking regulatory approvals to complete the merger. However, the merger is still subject to a number of conditions, including Valley and USAB shareholder approvals at their respective shareholder meetings to be held on December 14, 2017.

See Item 1 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2016 for more details regarding our other recent acquisitions.

Earnings Enhancement Program. In December 2016, Valley announced a company-wide earnings enhancement initiative called LIFT. The LIFT program is a review of our business practices with goals of improving our overall efficiency, targeting resources to more value-added activities and delivering on the financial banking experience expected by our customers. During July 2017, we completed the idea generation and approval phase of the LIFT program. As a result of these efforts, we plan to achieve approximately $22 million in total cost reductions and revenue enhancements on an annualized pre-tax run-rate through a combination of workforce reduction and other efficiency and revenue initiatives. We estimate that these changes will result in employee severance and other implementation costs of approximately $11 million, the majority of which was recognized in the third quarter of 2017. The implementation phase of the initiative enhancements is expected to be fully phased-in by June 30, 2019. During the third quarter of 2017, Valley already implemented several enhancements that is expected to result in cost reductions of approximately $9 million on an annualized pre-tax basis beginning in the fourth quarter of 2017.
As part of the LIFT program and the regular on-going review of our business, we will evaluate the operational efficiency of our entire branch network (consisting of 110 leased and 99 owned office locations at September 30, 2017). This review will ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.
Preferred Stock Offering. On August 3, 2017, Valley issued 4.0 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, no par value per share, with a liquidation preference of $25 per share for aggregate consideration of $100 million. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 5.50 percent from the original issuance date to, but excluding, September 30, 2022, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.578 percent. Valley intends to use the net proceeds for general corporate purposes and investment in Valley National Bank as regulatory capital. Net proceeds to Valley after deducting underwriting discounts, commissions and offering expenses were $98.1 million.
Quarterly Results. Net income for the third quarter of 2017 was $39.6 million, or $0.14 per diluted common share, compared to $42.8 million, or $0.16 per diluted common share, for the third quarter of 2016. The $3.2 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $19.3 million increase in non-interest expense mostly caused by $11.1 million of charges that largely consist of professional fees and employee severance expense related to our LIFT program, and, to a lesser extent, merger expenses related to the proposed acquisition of USAB, as well as higher salary and employee benefit expense partly related to our expanding team of residential mortgage loan consultants and technology personnel, partially offset by (ii) a $10.7 million increase in our net interest income mostly due to higher average loan balances driven by both strong organic and purchased loan volume over the last 12 months and the full benefit of reduced interest expense resulting from $405 million of long-term borrowings modifications in the third quarter of 2016, (iii) a $1.2 million increase in non-interest income mostly caused by an increase in net gains on sales of residential mortgage loans and (iv) a $4.2 million decrease in the provision for credit losses mainly caused by continued low level of actual loan loss experience and the continued positive impact of the current economic cycle on our credit quality. See the "Net Interest Income," "Non-Interest Income," and "Non-Interest Expense" sections below for more details on the items above impacting our third quarter 2017 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview. During the third quarter of 2017, real gross domestic product (GDP) grew at a 3.0 percent annual rate after advancing 3.1 percent in the second quarter of 2017. The pace of hiring decelerated considerably, although the figures released during the third quarter were likely impacted by severe weather in the South, particularly in Texas and Florida. Overall price growth has accelerated in the past few months, although core readings, which exclude food and energy related items, have remained mostly unchanged. Compared to the prior quarter, consumer spending improved, business fixed investment increased modestly, and growth in residential fixed investment declined for the second consecutive quarter.

The civilian unemployment rate decreased from 4.4 percent as of June 30, 2017 to 4.2 percent as of September 30, 2017 even as the number of people entering the workforce increased, demonstrating the continued strength of the labor market. The pace of hiring decelerated from a monthly average of 187 thousand during the second quarter of 2017 to 91 thousand in the third quarter of 2017. Measures of wage growth picked up notably in September although the impact of severe weather in Texas and Florida may have distorted the figures.

In the third quarter of 2017, the pace of U.S. existing home sales decreased compared to the second quarter as inventory levels increased. In addition, borrowing costs have incrementally increased as the average 30 year fixed rate mortgage during the third quarter of 2017 was 3.88 percent compared to 3.65 percent in the third quarter of 2016. However, home prices have appreciated to a level above the prior peak experienced in 2007.

Growth in personal consumption of goods and services improved in the third quarter of 2017. After a weak start for sales of automobiles and related parts, consumption in this category increased in the third quarter of 2017. Household balance sheets continue to improve as equity and home prices rose in the third quarter of 2017. Further price appreciation may support consumer spending into the end of the year.

The Federal Reserve’s Open Market Committee (FOMC) maintained the target range for the federal funds rate at 1.00 to 1.25 percent since their June 2017 meeting. The Committee remained concerned about continued low levels of inflation and inflation expectations. In determining future policy actions, the FOMC will assess progress - both realized and expected - toward its objectives of maximum employment and 2-percent inflation. The FOMC has indicated it will begin a balance sheet normalization program in October 2017. This program will gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. The FOMC has continued to emphasize that changes in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the third quarter at 2.33 percent, 2 basis points higher than compared with June 30, 2017. However, the spread between the 2- and 10-year U.S. Treasury note yields ended the third quarter of 2017 at 0.86 percentage points, or 7 basis points lower compared to the end of the second quarter of 2017.
We are currently witnessing a mix of interest rates on pending loan originations, that are on average higher than our overall loan portfolio yield, during the early stages of the fourth quarter of 2017. However, we do see some offset potentially coming in the form of higher deposit and borrowing costs in our primary markets. To that end, despite solid loan demand, particularly in commercial real estate and residential mortgage lending, our business operations and results could be challenged in the future due to several external factors, including, but not limited to, the decline in the spread between short- and long-term market interest rates and/or slower than expected economic activity within our markets.
Loans. Loans increased by $490.7 million, or 11.1 percent on an annualized basis, to $18.2 billion at September 30, 2017 from June 30, 2017 largely due to net increases of $216.7 million, $143.1 million and $75.6 million in residential mortgage loans, total commercial real estate loans and commercial and industrial loans, respectively. The residential mortgage loan growth was largely driven by solid loan production from our expanding internal home mortgage consultant team covering New Jersey, New York and Florida. Additionally, we sold $176 million of residential mortgage loans (including approximately $139 million of loans held for sale at June 30, 2017) resulting in pre-tax gains of $5.5 million during the third quarter of 2017. See further details on our loan activities under the “Loan Portfolio” section below.
Hurricane Irma. The credit quality of our Florida loan portfolio has remained resilient in the aftermath of Hurricane Irma, which hit Florida in mid-September. Through our loan customer outreach efforts, we offered loan payment deferrals up to 90 days to distressed borrowers. Under the deferral program, we have currently granted 53 loan deferral requests with a combined outstanding balance of approximately $37.6 million. At this time, no material loan losses are expected as a result of the hurricane.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. As of September 30, 2017, PCI loans totaled $1.5 billion and represented approximately 8.1 percent of our total loan portfolio. Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans decreased to 0.40 percent at September 30, 2017 as compared to 0.47 percent at June 30, 2017 mostly due to a decrease in commercial real estate loans past due 60 to 89 days and several loan types within the loans past due 90 days or more category. Non-performing assets (including non-accrual loans) increased by 1.1 percent to $55.2 million at September 30, 2017 as compared to $54.6 million at June 30, 2017 mainly due to a moderate increase in foreclosed assets during the third quarter of 2017.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, as well as other market factors that may continue to negatively impact the performance of our $139.3 million taxi medallion loan portfolio, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of September 30, 2017. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the third quarter of 2017 remained relatively unchanged as compared to the second quarter of 2017. Non-interest bearing deposits represented approximately 30 percent of total average deposits for the third quarter of 2017, while savings, NOW and money market deposits were 51 percent and time deposits were 19 percent of the total average deposits. Overall, average deposits totaled $17.4 billion for the third quarter of 2017 and increased by $64.6 million as compared to the second quarter of 2017 due, in large part, to higher average balances in time deposits resulting from the success of our current retail certificate of deposit products, partially offset by a decrease of approximately $18.2 million in average brokered money market deposit account balances and a moderate decline in average non-interest bearing deposits. Actual ending balances for deposits increased $62.7 million to approximately $17.3 billion at September 30, 2017 from June 30, 2017 largely due to increases in the Savings, NOW, and money market accounts, as well as time deposits resulting from ongoing retail and business account initiatives in 2017. However, non-interest bearing deposits and brokered money market account balances declined $98.6 million and $96.2 million at September 30, 2017, respectively, as compared to June 30, 2017.
Average short-term borrowings decreased $300.2 million to $1.5 billion for the third quarter of 2017 as compared to the second quarter of 2017. Actual ending balances for short-term borrowings also decreased $251.7 million to $1.5 billion at September 30, 2017 as compared to June 30, 2017 largely due to the maturity and repayment of several short-term FHLB advances. Valley largely replaced matured short-term borrowings during both the second and third quarters of 2017 with new long-term FHLB borrowings.
Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) increased by $352.4 million to $2.0 billion for the third quarter of 2017 as compared to the second quarter of 2017. Actual ending balances for long-term borrowings also increased $395.6 million to $2.2 billion at September 30, 2017 as compared to June 30, 2017 mostly due to new FHLB advances with contractual terms less than two years. The new FHLB borrowings were utilized to replace the funding from matured short-term advances and provide additional liquidity for loan growth during the third quarter of 2017.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Return on average assets	0.67%	0.78%	0.78%	0.72%
Return on average assets, as adjusted	0.79	0.78	0.81	0.72

Return on average shareholders’ equity	6.34	7.61	7.42	7.04
Return on average shareholders’ equity, as adjusted	7.42	7.61	7.79	7.04

Return on average tangible shareholders’ equity (ROATE)	8.96	11.29	10.61	10.48
ROATE, as adjusted	10.50	11.29	11.14	10.48

Adjusted return on average assets, adjusted return on average shareholders' equity, ROATE and adjusted ROATE included in the table above are non-GAAP measures. Management believes these measures provide information useful to management and investors in understanding our underlying operational performance, business and performance trends, and the measures facilitate comparisons of our prior performance with the performance of others in the financial services industry. The non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies. The non-GAAP measure reconciliations are as follows:

Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Net income, as reported	$39,649	$42,842	$135,809	$118,056
Add: LIFT program expenses (net of tax)(1)	5,753	—	5,753	—
Add: Merger related expenses (net of tax)(2)	1,043	—	1,044	—
Net income, as adjusted	$46,445	$42,842	$142,606	$118,056

(1)	LIFT program expenses are primarily within professional and legal fees, and salary and employee benefits expense.

(2)	Merger related expenses are primarily within professional and legal fees.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Net income, as adjusted	$46,445	$42,842	$142,606	$118,056
Average assets	$23,604,252	$22,081,470	$23,334,491	$21,831,622
Annualized return on average assets, as adjusted	0.79%	0.78%	0.81%	0.72%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Net income, as adjusted	$46,445	$42,842	$142,606	$118,056
Average shareholders' equity	$2,502,538	$2,251,461	$2,441,227	$2,236,569
Annualized return on average shareholders' equity, as adjusted	7.42%	7.61%	7.79%	7.04%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Net income	$39,649	$42,842	$135,809	$118,056
Net income, as adjusted	$46,445	$42,842	$142,606	$118,056
Average shareholders’ equity	$2,502,538	$2,251,461	$2,441,227	$2,236,559
Less: Average goodwill and other intangible assets	(733,450)	(733,830)	(734,738)	(734,791)
Average tangible shareholders’ equity	$1,769,088	$1,517,631	$1,706,489	$1,501,768
Annualized ROATE	8.96%	11.29%	10.61%	10.48%
Annualized ROATE, as adjusted	10.50%	11.29%	11.14%	10.48%

Additionally, our net income is, from time to time, impacted by net gains and losses on securities transactions, net gains on sales of loans, and net impairment losses on securities recognized in non-interest income. These amounts can vary widely from period to period due to, among other factors, the level of sales of our investment securities classified as available for sale, the amount of residential mortgage loans originated for sale, and the results of our quarterly impairment analysis of the held to maturity and available for sale investment portfolios. See the “Non-Interest Income” and "Non-Interest Expense" sections below for more details.
Net Interest Income
Net interest income on a tax equivalent basis totaling $166.9 million for the third quarter of 2017 increased $10.6 million as compared to the third quarter of 2016 and decreased $4.2 million from the second quarter of 2017. Interest income on a tax equivalent basis increased $401 thousand to $213.7 million for the third quarter of 2017 as compared to the second quarter of 2017 mainly due to a $304.6 million increase in average loans, partially offset by a 5 basis point decrease in the yield on average loans. The decrease in yield on average loans for the third quarter of 2017 as compared to the linked second quarter was largely due to a decrease of $4.1 million in periodic commercial loan fee income related to derivative interest rate swaps executed with customers and interest income recoveries from non-performing loans. Interest expense of $46.8 million for the third quarter of 2017 increased $4.6 million as compared to the second quarter of 2017. During the third quarter of 2017, our interest expense on deposits increased by approximately $3.6 million from the linked second quarter largely due to an increase in short-term market interest rates on interest bearing deposits without stated maturities and one more day during the third quarter compared to the second quarter. Interest expense on long-term borrowings also increased $1.4 million in the third quarter of 2017 as compared to the second quarter of 2017 due, in part, to an increase of $352.4 million in the average balances. Average long-term borrowings increased as compared to the second quarter of 2017 mostly due to new long-term FHLB borrowings replacing short-term FHLB advances that matured during the second and third quarters of 2017. As a result, the interest expense on short-term borrowings and average balances declined by $355 thousand and $300.2 million, respectively, during the third quarter of 2017 as compared to the second quarter of 2017.
Average interest earning assets increased to $21.6 billion for the third quarter of 2017 as compared to approximately $19.9 billion for the third quarter of 2016 largely due to strong organic and purchased loan growth over the last 12 month period. The broad-based loan growth within several loan categories since September 30, 2016 was largely supplemented by purchased loans, primarily consisting of participations in multi-family loans and whole 1-4 family loans (that were a mix of qualifying and non-qualifying CRA loans with adjustable and fixed rates) over the last 12 months ended September 30, 2017. Compared to the second quarter of 2017, average interest earning assets increased by $226.2 million from $21.4 billion largely due to continued loan growth, partially offset by normal investment securities portfolio repayments that were redeployed to fund loans in the third quarter of 2017. Average loans increased $304.6 million to $18.0 billion for the third quarter of 2017 from the second quarter of 2017 mostly due to organic loan growth within the residential mortgage loan and commercial real estate loan portfolios. Average total investments decreased $87.5 million during the third quarter of 2017, while average overnight cash balances increased $9.1 million as compared to the second quarter of 2017 mostly due to the timing of loan originations, investment repayments and additional borrowings to fund such loans.
Average interest bearing liabilities increased $1.2 billion to $15.7 billion for the third quarter of 2017 as compared to the third quarter of 2016 mainly due to greater use of low cost brokered money market deposits, time deposits and both short- and long-term FHLB advances as part of our overall funding and liquidity strategy over the last 12 month period. Compared to the second quarter of 2017, average interest bearing liabilities increased $126.8 million in the third quarter of 2017 mostly due to higher levels of FHLB borrowings and time deposit account balances, partially offset by slightly lower money market deposit account balances. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Our net interest margin on a tax equivalent basis of 3.08 percent for the third quarter of 2017 decreased by 6 basis points and 12 basis points as compared to the third quarter of 2016 and second quarter of 2017, respectively. The yield on average interest earning assets decreased by 3 basis points on a linked quarter basis mostly due to the aforementioned decline in commercial loan swap fees and interest income recoveries which negatively impacted the yield by 8 basis points. The yield on average loans also decreased 5 basis points to 4.15 percent for the third quarter of 2017 as compared to the second quarter of 2017 due to the aforementioned decreases which negatively impacted the loan yield by approximately 9 basis points. The yield on average taxable and non-taxable investment securities also moderately decreased by 1 basis point and 2 basis points, respectively, as compared to the second quarter of 2017. The overall cost of average interest bearing liabilities increased by 11 basis points to 1.19 percent during the third quarter of 2017 from 1.08 percent in the linked second quarter of 2017. The increase was due, in part, to higher interest rates on most deposits and short-term borrowings, a shift in the overall mix of borrowings from short-term to more long-term FHLB advances (with maturities less than two years), as well as one more day during the third quarter of 2017 compared to the second quarter. Our cost of total deposits was 0.61 percent for the third quarter of 2017 as compared to 0.53 percent for the second quarter of 2017.
Looking forward, our net interest margin for the fourth quarter of 2017 may decline as compared to the third quarter of 2017 due to a multitude of conditional, and sometimes unpredictable, factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of long-term market interest rates, further repayment of higher yielding interest earning assets, and the re-pricing risk related to interest bearing deposits and short-term borrowings due to a rise in short-term market interest rates. Additionally, our investment portfolios include a large number of residential mortgage-backed securities purchased at a premium. The amortization of such premiums, which impacts both the yield and interest income recognized on such securities, may increase or decrease depending upon the level of principal prepayments and market interest rates. To manage these risks, we continuously explore ways to maximize our mix of interest earning assets on our balance sheet, while maintaining a low cost of funds to optimize our net interest margin and overall returns. The increase in both the U.S. and Valley prime rates (to 4.25 percent and 5.25 percent, respectively) in response to the Federal Reserve's 25 basis point increase in the targeted federal funds rate in mid-June 2017 may more fully benefit both our future net interest income and margin in the fourth quarter as compared to the third quarter as we close additional new variable loans at these rates.

The following table reflects the components of net interest income for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$18,006,274	$186,776	4.15%	$17,701,676	$185,863	4.20%	$16,570,723	$171,146	4.13%
Taxable investments (3)	2,905,400	20,579	2.83	2,967,729	21,065	2.84	2,531,202	15,844	2.50
Tax-exempt investments (1)(3)	556,061	5,773	4.15	581,263	6,066	4.17	628,951	6,189	3.94
Federal funds sold and other interest bearing deposits	175,111	546	1.25	166,003	279	0.67	165,956	193	0.47
Total interest earning assets	21,642,846	213,674	3.95	21,416,671	213,273	3.98	19,896,832	193,372	3.89
Allowance for loan losses	(117,938)			(116,254)			(109,504)
Cash and due from banks	231,518			231,960			279,720
Other assets	1,860,683			1,879,853			2,012,532
Unrealized (losses) gains on securities available for sale, net	(12,857)			(15,971)			1,890
Total assets	$23,604,252			$23,396,259			$22,081,470
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,799,955	$15,641	0.71%	$8,803,028	$12,715	0.58%	$8,509,793	$10,165	0.48%
Time deposits	3,368,153	10,852	1.29	3,290,407	10,166	1.24	3,082,100	9,412	1.22
Total interest bearing deposits	12,168,108	26,493	0.87	12,093,435	22,881	0.76	11,591,893	19,577	0.68
Short-term borrowings	1,537,562	5,161	1.34	1,837,809	5,516	1.20	1,439,352	3,545	0.99
Long-term borrowings (4)	2,032,068	15,142	2.98	1,679,691	13,790	3.28	1,518,757	13,935	3.67
Total interest bearing liabilities	15,737,738	46,796	1.19	15,610,935	42,187	1.08	14,550,002	37,057	1.02
Non-interest bearing deposits	5,184,991			5,195,052			5,077,032
Other liabilities	178,985			169,424			202,975
Shareholders’ equity	2,502,538			2,420,848			2,251,461
Total liabilities and shareholders’ equity	$23,604,252			$23,396,259			$22,081,470
Net interest income/interest rate spread (5)		$166,878	2.76%		$171,086	2.90%		$156,315	2.87%
Tax equivalent adjustment		(2,024)			(2,126)			(2,169)
Net interest income, as reported		$164,854			$168,960			$154,146
Net interest margin (6)			3.05%			3.16%			3.10%
Tax equivalent effect			0.03%			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.08%			3.20%			3.14%

The following table reflects the components of net interest income for the nine months ended September 30, 2017 and 2016:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$17,676,222	$547,656	4.13%	$16,273,482	$506,652	4.15%
Taxable investments (3)	2,903,396	61,384	2.82	2,487,853	46,895	2.51
Tax-exempt investments (1)(3)	583,215	18,040	4.12	594,846	17,611	3.95
Federal funds sold and other interest bearing deposits	176,033	1,156	0.88	285,378	846	0.40
Total interest earning assets	21,338,866	628,236	3.93	19,641,559	572,004	3.88
Allowance for loan losses	(116,507)			(108,150)
Cash and due from banks	234,905			290,124
Other assets	1,892,875			2,009,780
Unrealized losses on securities available for sale, net	(15,648)			(1,691)
Total assets	$23,334,491			$21,831,622
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	8,883,229	38,538	0.58%	8,404,929	29,369	0.47%
Time deposits	3,279,699	30,571	1.24	3,093,311	28,220	1.22
Total interest bearing deposits	12,162,928	69,109	0.76	11,498,240	57,589	0.67
Short-term borrowings	1,646,030	14,578	1.18	1,240,235	8,537	0.92
Long-term borrowings (4)	1,737,314	41,883	3.21	1,650,999	45,948	3.71
Total interest bearing liabilities	15,546,272	125,570	1.08	14,389,474	112,074	1.04%
Non-interest bearing deposits	5,173,140			5,003,375
Other liabilities	173,852			202,204
Shareholders’ equity	2,441,227			2,236,569
Total liabilities and shareholders’ equity	$23,334,491			$21,831,622
Net interest income/interest rate spread (5)		$502,666	2.85%		$459,930	2.84%
Tax equivalent adjustment		(6,323)			(6,176)
Net interest income, as reported		$496,343			$453,754
Net interest margin (6)			3.10%			3.08%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.14%			3.12%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2017 Compared to September 30, 2016			Nine Months Ended September 30, 2017 Compared to September 30, 2016
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$14,888	$742	$15,630	$43,472	$(2,468)	$41,004
Taxable investments	2,505	2,230	4,735	8,384	6,105	14,489
Tax-exempt investments*	(744)	328	(416)	(349)	778	429
Federal funds sold and other interest bearing deposits	11	342	353	(419)	729	310
Total increase in interest income	16,660	3,642	20,302	51,088	5,144	56,232
Interest Expense:
Savings, NOW and money market deposits	358	5,118	5,476	1,748	7,421	9,169
Time deposits	904	536	1,440	1,728	623	2,351
Short-term borrowings	256	1,360	1,616	3,220	2,821	6,041
Long-term borrowings and junior subordinated debentures	4,141	(2,934)	1,207	2,312	(6,377)	(4,065)
Total increase in interest expense	5,659	4,080	9,739	9,008	4,488	13,496
Total increase in net interest income	$11,001	$(438)	$10,563	$42,080	$656	$42,736

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Trust and investment services	$3,062	$2,628	$8,606	$7,612
Insurance commissions	4,519	4,580	13,938	14,133
Service charges on deposit accounts	5,558	5,263	16,136	15,460
Gains (losses) on securities transactions, net	6	(10)	5	258
Fees from loan servicing	1,895	1,598	5,541	4,753
Gains on sales of loans, net	5,520	4,823	14,439	9,723
Bank owned life insurance	1,541	1,683	5,705	5,464
Other	3,987	4,288	11,467	13,162
Total non-interest income	$26,088	$24,853	$75,837	$70,565

Non-interest income increased $1.2 million and $5.3 million for the three and nine months ended September 30, 2017, respectively, as compared with the same periods in 2016 primarily due to an increase in net gains on sales of loans, partially offset by lower other non-interest income.

Net gains on sales of loans increased $697 thousand and $4.7 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increases were largely due to sales of residential mortgage loans totaling approximately $176 million and $472 million for the three and nine months ended September 30, 2017, respectively, as compared to $149 million and $332 million for the same periods of 2016, respectively. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in net losses of $140 thousand and net gains of $655 thousand for the three months ended September 30, 2017 and 2016, respectively, and net gains of $709 thousand and $532 thousand for the nine months ended September 30, 2017 and 2016, respectively. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Other non-interest income decreased $1.7 million for the nine months ended September 30, 2017 as compared to the same periods in 2016. The decrease was largely due to a decline in net gains on sales of assets for the nine months ended September 30, 2017 as compared to the same period in 2016 caused by net gains from the sale of two closed branch locations recognized in the second quarter of 2016.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Salary and employee benefits expense	$67,062	$58,107	$192,116	$174,438
Net occupancy and equipment expense	22,756	20,658	68,400	65,615
FDIC insurance assessment	4,603	4,804	14,658	14,998
Amortization of other intangible assets	2,498	2,675	7,596	8,452
Professional and legal fees	11,110	4,031	20,107	13,398
Amortization of tax credit investments	8,389	6,450	21,445	21,360
Telecommunications expense	2,464	2,459	7,830	7,139
Other	13,683	14,084	40,604	45,896
Total non-interest expense	$132,565	$113,268	$372,756	$351,296

Non-interest expense increased $19.3 million and $21.5 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increases are largely due to higher salary and employee benefits expense, net occupancy and equipment expense, and professional and legal fees.

Salary and employee benefits expense increased $9.0 million and $17.7 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 mainly due to increased salaries and cash incentive compensation (both paid and accrued) for the three and nine months ended September 30, 2017. The increases were largely due to normal increases in annual compensation and incentives, expansion of our technology and home mortgage consultant teams, as well as severance costs totaling $3.8 million related to our LIFT initiative recognized during the third quarter of 2017. Health insurance expenses, which can be volatile due to self-funding of a large portion of our insurance plan, increased by $642 thousand and $1.6 million during the three and nine months ended September 30, 2017, respectively, as compared with the same periods in 2016. The increase in salary and employee benefits during the nine months ended September 30, 2017 was also attributable to a $2.0 million increase in stock-based compensation expense as compared to the same period of 2016.

Net occupancy and equipment expense increased $2.1 million and $2.8 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 mainly due to an increase in periodic repair and maintenance expenses during the third quarter of 2017.

Professional and legal fees increased $7.1 million and $6.7 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 largely due to advisory and legal fees related to our LIFT program and the proposed acquisition of USAB.

Amortization of tax credit investments increased $1.9 million for the three months ended September 30, 2017 as compared with the same period in 2016 mostly due to normal differences in the timing and amount of such investments and recognition of the related tax credits. These investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for more details regarding our tax credit investments.

Other non-interest expenses decreased $5.3 million for the nine months ended September 30, 2017 as compared with the same period in 2016 mainly due to declines in both bank operating losses and branch closing costs and an increase in net gains on other real estate owned.

Efficiency Ratios
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments, as well as infrequent charges within non-interest expense resulting from our LIFT program and the proposed acquisition of USAB.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Total non-interest expense	$132,565	$113,268	$372,756	$351,296
Less: Amortization of tax credit investments (pre-tax)	8,389	6,450	21,445	21,360
Less: LIFT program expenses (pre-tax) (1)	9,875	—	9,875	—
Less: Merger related expenses (pre-tax) (2)	1,241	—	1,242	—
Total non-interest expense, adjusted	$113,060	$106,818	$340,194	$329,936

Net interest income	$164,854	$154,146	$496,343	$453,754
Total non-interest income	26,088	24,853	75,837	70,565
Total net interest income and non-interest income	$190,942	$178,999	$572,180	$524,319
Efficiency ratio	69.43%	63.28%	65.15%	67.00%
Efficiency ratio, adjusted	59.21%	59.68%	59.46%	62.93%

(1)	LIFT program expenses are primarily within professional and legal fees and salary and employee benefits expense.

(2)	Merger related expenses are primarily within professional and legal fees.

Income Taxes

Income tax expense was $17.1 million and $17.0 million for the three months ended September 30, 2017 and 2016, respectively, and $55.9 million and $46.9 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 30.1 percent and 28.5 percent for the three months ended September 30, 2017 and 2016, respectively, and 29.1 percent and 28.4 percent for the nine months ended September 30, 2017 and 2016, respectively.

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

The following tables present the financial data for each business segment for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,226,964	$12,779,310	$3,636,572	$—	$21,642,846
Income (loss) before income taxes	15,609	55,036	9,118	(23,026)	56,737
Annualized return on average interest earning assets (before tax)	1.19%	1.72%	1.00%	N/A	1.05%

	Three Months Ended September 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,038,230	$11,532,493	$3,326,109	$—	$19,896,832
Income (loss) before income taxes	17,071	46,456	6,657	(10,293)	59,891
Annualized return on average interest earning assets (before tax)	1.36%	1.61%	0.80%	N/A	1.20%
Consumer Lending

This segment, representing approximately 28.8 percent of our loan portfolio at September 30, 2017, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 16.2 percent of our loan portfolio at September 30, 2017, including covered loans) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.4 percent of total loans at September 30, 2017) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $188.7 million to $5.2 billion for the three months ended September 30, 2017 as compared to the third quarter of 2016. The increase was largely due to solid organic growth in secured personal lines of credit and auto loans over the last 12 months, partially offset by a decline in average residential mortgage loans as compared to the third quarter of 2016 caused by a high volume of loan sales into the secondary market since September 30, 2016. Home equity loan volumes and customer usage of existing home equity lines of credit also steadily declined since September 30, 2016 despite the relatively favorable interest rate environment.

Income before income taxes generated by the consumer lending segment decreased $1.5 million to $15.6 million for the third quarter of 2017 as compared to $17.1 million for the third quarter of 2016 largely due to an increase in non-interest expense of $3.4 million, partially offset by a $1.3 million increase in non-interest income, as well as lower internal transfer expense for the third quarter of 2017. The increase in non-interest expense was largely driven by infrequent charges related to our LIFT initiative and proposed USAB merger. The increase in non-interest income was due, in part, to a $697 thousand increase in the net gains on sales of loans caused by the higher level of sales during third quarter of 2017.

The net interest margin on the consumer lending portfolio decreased 6 basis points to 2.74 percent for the third quarter of 2017 as compared to the same quarter one year ago. The net interest margin was negatively impacted by a 12 basis point increase in the costs associated with our funding sources, partially offset by a 6 basis point increase in yield on average loans. The increase in the cost of funds was due, in part, to higher interest rates on most deposits and short-term borrowing and a shift in the overall mix of borrowings from short-term to longer term FHLB advances (primarily with maturities less than two years) during the third quarter of 2017. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.7 billion and represented 14.9 percent of the total loan portfolio at September 30, 2017. Commercial real estate loans and construction loans totaled $10.3 billion and represented 56.3 percent of the total loan portfolio at September 30, 2017.

Average interest earning assets in this segment increased $1.2 billion to $12.8 billion for the three months ended September 30, 2017 as compared to the third quarter of 2016. This increase was due, in part, to solid organic commercial real estate loan growth across many segments of borrowers and purchases of loan participations (mostly consisting of multi-family loans in New York City) totaling over $499 million during the last 12 months.

For the three months ended September 30, 2017, income before income taxes for the commercial lending segment increased $8.6 million to $55.0 million as compared to the same quarter of 2016 mostly due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in the internal transfer expense. Net interest income increased $7.1 million to $114.6 million for the third quarter of 2017 as compared to the same period in 2016 largely due to the aforementioned organic and purchased loan growth over the last 12 months. The provision for credit losses decreased $4.4 million to $1.2 million during the three months ended September 30, 2017 as compared to $5.6 million for the third quarter of 2016 (See details in the "Allowance for Credit Losses" section elsewhere in this MD&A). Internal transfer expense increased $2.0 million during the third quarter of 2017 as compared to the same period in 2016.

The net interest margin for this segment decreased 13 basis points to 3.59 percent for the third quarter of 2017 as compared to the same quarter one year ago as a result of a 1 basis point decline in yield on average loans and a 12 basis point increase in the cost of our funding sources.
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

Average interest earning assets in this segment increased $310.5 million during the third quarter of 2017 as compared to the third quarter of 2016. The increase was mainly due to purchases of residential mortgage-backed securities classified as held for maturity and available for sale in the last 12 months and a $9.2 million increase in average federal funds sold and other interest bearing deposits for the three months ended September 30, 2017 as compared to the same period in 2016.

For the quarter ended September 30, 2017, income before income taxes for the investment management segment increased $2.5 million to $9.1 million as compared to the third quarter in 2016. Net interest income increased $2.9 million as compared to the third quarter in 2016 as a result of the increase in average taxable investment balances, as well as a higher overall yield on average investments partly due to a decline in premium amortization expense recognized on certain residential mortgage-backed securities.

The net interest margin for this segment increased 17 basis points to 2.15 percent for the third quarter of 2017 as compared to the same quarter one year ago largely due to a 28 basis point increase in the yield on average investments partially offset by a 12 basis point increase in costs associated with our funding sources. The increase in the yield on average investments was largely due to the aforementioned decline in premium amortization expense mostly caused by lower principal repayments on these securities.

Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The pre-tax net loss for the corporate segment increased $12.7 million to $23.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 mainly due to higher salary and employee benefits expense, net occupancy and equipment expense, professional and legal fees, and amortization of tax credit investments. See further details in the "Non-Interest Expense" section above.
The following tables present the financial data for each business segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,133,132	$12,543,090	$3,662,644	$—	$21,338,866
Income (loss) before income taxes	46,068	162,801	28,694	(45,881)	191,682
Annualized return on average interest earning assets (before tax)	1.20%	1.73%	1.04%	N/A	1.20%

	Nine Months Ended September 30, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,110,845	$11,162,637	$3,368,077	$—	$19,641,559
Income (loss) before income taxes	45,332	137,748	16,019	(34,145)	164,954
Annualized return on average interest earning assets (before tax)	1.18%	1.65%	0.63%	N/A	1.12%
Consumer Lending

Average interest earning assets in this segment increased $22.3 million to $5.1 billion for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase was largely due to aforementioned organic growth in secured personal lines of credit and auto loans over the last 12 months, partially offset by lower average residential mortgage loans and home equity loans. The decline in residential mortgage loans over the last 12 months was largely driven by normal repayment activity, a high percentage of loans originated for sale rather than investment during the fourth quarter of 2016 and first quarter of 2017, and the transfer and the sale of approximately $226 million and $104 million of performing fixed rate mortgages from loans held for investment portfolio to loans held for sale during the first half of 2017 and the fourth quarter of 2016, respectively.

Income before income taxes generated by the consumer lending segment increased $736 thousand to $46.1 million for the nine months ended September 30, 2017 as compared to $45.3 million for the same period in 2016. This increase was largely attributable to an increase in non-interest income of $6.8 million and a decrease of $3.1 million in internal transfer expense, partially offset by increases of $3.0 million and $5.9 million in the provision for loan losses and non-interest expense, respectively, for the nine months ended September 30, 2017. The increase in non-interest income was mostly driven by a $4.7 million increase in the net gains on sales of loans caused by the higher level of residential mortgage loan sales during the nine months ended September 30, 2017. The increase in the provision for loan losses was mainly due to the loan growth, while non-interest expense increased due, in part, to higher salary and employee benefits expense.

The net interest margin on the consumer lending portfolio decreased 2 basis points to 2.77 percent for the nine months ended September 30, 2017 as compared to the same period one year ago. The net interest margin results were comprised of a 3 basis point increase in the costs associated with our funding sources, partially offset by a 1 basis point increase in yield on average loans. The increase in our cost of funds was primarily due to increased short-term interest rates resulting from the Federal Reserve's three rate hikes pushing the upper limit target for the federal funds rate from 0.50 percent in December 2016 to 1.25 percent in June 2017. The negative impact to our cost of deposits and short-term borrowings was partially offset by a decline in the cost of our average long-term borrowings as compared to the nine months ended September 30, 2016 mostly due to the modification and maturity of certain high cost borrowings during the second half of 2016.
Commercial Lending

Average interest earning assets in this segment increased $1.4 billion to $12.5 billion for the nine months ended September 30, 2017 as compared to the same period in 2016. This increase was due, in part, to solid organic commercial real estate loan volumes in New York, New Jersey and Florida and purchases of loan participations during the last 12 months.

For the nine months ended September 30, 2017, income before income taxes for the commercial lending segment increased $25.1 million to $162.8 million as compared to the same period of 2016 mostly due to an increase in net interest income and a decrease in the provision for credit losses, partially offset by increases in both non-interest expense and internal transfer expense. Net interest income increased $30.5 million to $344.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016 largely due to the aforementioned organic and purchased loan growth over the last 12 months. The provision for credit losses decreased $3.3 million to $4.6 million during the nine months ended September 30, 2017 as compared to $7.9 million for the same period in 2016 (See details in the "Allowance for Credit Losses" section of this MD&A). Non-interest expense and internal transfer expense increased $1.8 million and $6.6 million during the nine months ended September 30, 2017, respectively, as compared to the same period in 2016.

The net interest margin for this segment decreased 10 basis points to 3.66 percent for the nine months ended September 30, 2017 as compared to the same period one year ago as a result of a 7 basis point decline in yield on average loans and a 3 basis point increase in the cost of our funding sources. The decrease in the yield on loans was primarily due to the normal repayment of higher rate loans during the last 12 months.
Investment Management

Average interest earning assets in this segment increased $294.6 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase was mainly due to purchases of residential mortgage-backed securities classified as held for maturity and available for sale in the last 12 months, partially offset by a $109.3 million decrease in average federal funds sold and other interest bearing deposits for the nine months ended September 30, 2017 as compared to the same period in 2016.

For the nine months ended September 30, 2017, income before income taxes for the investment management segment increased $12.7 million to $28.7 million as compared to the same period in 2016 mainly due to a $13.0 million increase in net interest income. The increase in net interest income was mainly driven by both the higher average investment balances and higher yield on average investments during the nine months ended September 30, 2017 as compared to the same period in 2016.

The net interest margin for this segment increased 31 basis points to 2.20 percent for the nine months ended September 30, 2017 as compared to the same period one year ago mostly due to a 34 basis point increase in the yield on average investments, partially offset by a 3 basis point increase in costs associated with our funding sources. The increase in the yield on average investments was due, in part, to a decline in premium amortization expense caused by lower principal repayments on residential mortgage-backed securities during the nine months ended September 30, 2017.
Corporate and other adjustments

The pre-tax net loss for the corporate segment increased $11.7 million to $45.9 million for the nine months ended September 30, 2017 as compared to $34.1 million for the same period in 2016 mainly due to a $13.8 million increase in non-interest expense and a $1.5 million decrease in non-interest income, partially offset by a $4.2 million increase in internal transfer income. Non-interest expense increased largely due to higher salary and employee benefits expense, and professional and legal fees mostly related to the LIFT initiative and proposed USAB merger charges incurred in the third quarter of 2017. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections above.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2017. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2017. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2017. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2017 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2017. The model also utilizes an immediate parallel shift in the market interest rates at September 30, 2017.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(4,656)	(0.70)%
+100	(1,092)	(0.16)
–100	(22,816)	(3.42)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12 months by 0.16 percent. The Bank’s sensitivity to changes in market rates changed in both size and direction as compared to December 31, 2016 (which was an increase of 0.03 percent in net interest income over a 12 month period). However, the interest rate sensitivity of our balance sheet remains within our current objectives for generating net interest income. In addition, we believe the balance sheet remains well-positioned to respond positively to a rising market interest rate environment. Our current asset sensitivity to a 100 basis point immediate increase in interest rates is impacted by, among other factors, asset cash flow and repricing characteristics, complemented by a funding structure that provides for very stable earnings and low volatility. Future changes including, but not limited to, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.

Our interest rate swaps and cap designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the three-month LIBOR rate or the prime rate (as reported by The Wall Street Journal). Our cash flow interest rate swaps had a total notional value of $482 million at September 30, 2017 and currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, and a much smaller amount of certain brokered certificates of deposit, to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the relatively low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the nine months ended September 30, 2017. This negative trend will likely continue based upon the current market expectations regarding the Federal Reserve’s monetary policies which are designed to impact the level of market interest rates. See Note 12 to the consolidated financial statements for further details on our derivative transactions.

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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at September 30, 2017.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $1.9 billion, representing 8.8 percent of earning assets, at September 30, 2017 and $1.8 billion, representing 8.9 percent of earning assets, at December 31, 2016. Of the $1.9 billion of liquid assets at September 30, 2017, approximately $692 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $374 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2017) are projected to be approximately $4.8 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $15.4 billion and $14.7 billion for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively, representing 72.0 percent and 73.9 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $727 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2017, our borrowing capacity under the Federal Reserve's discount window was $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Our short-term borrowings increased $402 million to $1.5 billion at September 30, 2017 as compared to December 31, 2016 due to increases of $395 million and $7 million in
FHLB advances and repo balances, respectively. The new short-term FHLB advances were primarily used as alternate funding for a decline in money market deposits during the first half of 2017, as well as for additional liquidity and loan funding purposes.
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
Investment Securities Portfolio

As of September 30, 2017, we had $1.8 billion and $1.4 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities (including 9 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 2 pooled securities), high quality corporate bonds and equity securities issued by banks at September 30, 2017. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2017.

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,385,423	$23,500	$(13,920)	$1,395,003
AA Rated	233,198	8,762	(10)	241,950
A Rated	41,759	1,527	—	43,286
Non-investment grade	3,595	125	(31)	3,689
Not rated	159,647	143	(12,573)	147,217
Total investment securities held to maturity	$1,823,622	$34,057	$(26,534)	$1,831,145
Available for sale investment grades:*
AAA Rated	$1,306,578	$3,703	$(13,940)	$1,296,341
AA Rated	54,255	353	(213)	54,395
A Rated	23,494	10	(60)	23,444
BBB Rated	30,757	541	(91)	31,207
Non-investment grade	11,349	926	(1,795)	10,480
Not rated	32,139	533	(802)	31,870
Total investment securities available for sale	$1,458,572	$6,066	$(16,901)	$1,447,737

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $159.6 million in investments not rated by the rating agencies with aggregate unrealized losses of $12.6 million at September 30, 2017. The unrealized losses for this category primarily relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2017, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three and nine months ended September 30, 2017 and 2016 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in thousands)
Loans
Commercial and industrial	$2,706,912	$2,631,312	$2,642,319	$2,638,195	$2,558,968
Commercial real estate:
Commercial real estate	9,351,068	9,230,514	9,016,418	8,719,667	8,313,855
Construction	903,640	881,073	835,854	824,946	802,568
Total commercial real estate	10,254,708	10,111,587	9,852,272	9,544,613	9,116,423
Residential mortgage	2,941,435	2,724,777	2,745,447	2,867,918	2,826,130
Consumer:
Home equity	448,842	450,510	458,891	469,009	476,820
Automobile	1,171,685	1,150,343	1,150,053	1,139,227	1,121,606
Other consumer	677,880	642,231	600,516	577,141	534,188
Total consumer loans	2,298,407	2,243,084	2,209,460	2,185,377	2,132,614
Total loans (1)(2)	$18,201,462	$17,710,760	$17,449,498	$17,236,103	$16,634,135
As a percent of total loans:
Commercial and industrial	14.9%	14.8%	15.1%	15.3%	15.4%
Commercial real estate	56.3%	57.1%	56.5%	55.4%	54.8%
Residential mortgage	16.2%	15.4%	15.7%	16.6%	17.0%
Consumer loans	12.6%	12.7%	12.7%	12.7%	12.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes covered loans subject to loss-sharing agreements with the FDIC (primarily consisting of residential mortgage loans and commercial real estate loans) totaling $42.6 million, $44.5 million, $47.8 million, $70.4 million and $76.0 million at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

(2)
Includes net unearned premiums and deferred loan costs of $18.5 million $16.7 million, $15.7 million, $15.3 million, and $10.5 million at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

Total loans increased $490.7 million to approximately $18.2 billion at September 30, 2017 from June 30, 2017 primarily due to solid organic growth in the residential mortgage loan and commercial real estate loan, supplemented by steady consumer loan volumes and an uptick in our commercial and industrial loans portfolios during the third quarter of 2017. During the third quarter of 2017, Valley also originated $49.4 million of residential mortgage loans for sale rather than investment. Loans held for sale totaled $13.3 million and $139.6 million at September 30, 2017 and June 30, 2017, respectively.
Our loan portfolio includes purchased credit-impaired (PCI) loans, which are loans acquired at a discount that is due, in part, to credit quality. At September 30, 2017, our PCI loan portfolio decreased $69.6 million to $1.5 billion as compared to June 30, 2017 primarily due to continued larger loan repayments, of which some resulted from continued efforts by management to encourage borrower prepayment. See "Purchased Credit-Impaired Loans (Including Covered Loans)" section below for more information.
Total commercial and industrial loans increased $75.6 million from June 30, 2017 to approximately $2.7 billion at September 30, 2017 due to a $86.7 million increase in the non-PCI loan portfolio, partially offset by normal run-off in the PCI loan portfolio. The third quarter growth in non-PCI loans was largely due to increased new customer business experienced in our community lending and middle market lending portfolios combined with increased business investment by existing customers. The increase was seen in all our primary markets. While we are optimistic about the fourth quarter growth and current loan pipeline, the portfolio continues to be challenged by very strong market competition for quality borrowers, as well as PCI loan repayments.
Commercial real estate loans (excluding construction loans) increased $120.6 million from June 30, 2017 to $9.4 billion at September 30, 2017 mainly due to a $158.6 million increase in the non-PCI loan portfolio. The increase in non-PCI loans was primarily due to solid organic loan volumes in New York, New Jersey and Florida, particularly amongst our pre-existing long-term customer base during the third quarter of 2017. The organic loan volumes generated across a broad-based segment of borrowers within the commercial real estate portfolio were partially offset by a $38.0 million decline in the acquired PCI loan portion of the portfolio. Construction loans increased $22.6 million to $903.6 million at September 30, 2017 from June 30, 2017. The increase was mostly due to advances on existing construction projects.
Total residential mortgage loans increased $216.7 million, or approximately 31.8 percent on an annualized basis, to approximately $2.9 billion at September 30, 2017 from June 30, 2017 mostly due to strong loan volumes generated by our new and expanding internal home mortgage consultant team covering our primary markets and a high level of such loans originated for portfolio investment rather than sale during the third quarter of 2017. New and refinanced residential mortgage loan originations totaled approximately $307.0 million for the third quarter of 2017 as compared to $194.4 million and $258.3 million for the second quarter of 2017 and third quarter of 2016, respectively.
Home equity loans decreased $1.7 million to $448.8 million at September 30, 2017 as compared to June 30, 2017 mostly due to PCI loan repayment activity. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be weak, despite the relatively favorable low interest rate environment.
Automobile loans increased by $21.3 million to $1.2 billion at September 30, 2017 as compared to June 30, 2017. New auto loan origination volumes increased approximately 12.9 percent during the third quarter of 2017 as compared to the second quarter of 2017 largely due to stronger application activity during the third quarter of 2017. Our Florida dealership network contributed over $25 million in auto loan originations, representing approximately 17 percent of Valley's total new auto loan production for the third quarter of 2017 as compared to approximately $23 million, or 18 percent, of Valley's total auto originations for the second quarter of 2017.
Other consumer loans increased $35.6 million, or 22.2 percent on an annualized basis, to $677.9 million at September 30, 2017 as compared to $642.2 million at June 30, 2017 mainly due to continued growth and customer usage of collateralized personal lines of credit.
Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn or a prolonged economic recovery within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we may make further inroads into the Florida lending market through bank acquisitions, such as our proposed acquisition of USAB, as well as select de novo branch efforts or adding lending staff.
Purchased Credit-Impaired Loans (Including Covered Loans)

PCI loans totaled $1.5 billion and $1.8 billion at September 30, 2017 and December 31, 2016, respectively, mostly consisting of loans acquired in business combinations subsequent to 2011 and covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage loans and commercial real estate loans, totaled $42.6 million and $70.4 million at September 30, 2017 and December 31, 2016, respectively. The decrease in covered loans was largely due to the expiration of a commercial loss-sharing agreement acquired from another financial institution effective January 1, 2017 and the reclassification of such loans to non-covered PCI loans during the first quarter of 2017. Additional information regarding all of our loss-sharing agreements with the FDIC can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following tables summarize the changes in the carrying amounts of PCI loans (net of the allowance for loan losses, if applicable), and the accretable yield on these loans for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017		2016
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,541,469	$246,278	$1,975,401	$355,601
Accretion	20,626	(20,626)	26,730	(26,730)
Payments received	(90,240)	—	(145,016)	—
Balance, end of the period	$1,471,855	$225,652	$1,857,115	$328,871

	Nine Months Ended September 30,
	2017		2016
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,771,502	$294,514	2,240,471	415,179
Accretion	68,862	(68,862)	83,114	(83,114)
Payments received	(364,975)	—	(462,100)	—
Transfers to other real estate owned	(3,534)	—	(1,176)	—
Other, net	—	—	(3,194)	(3,194)
Balance, end of the period	$1,471,855	$225,652	$1,857,115	$328,871

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $6.8 million and $7.2 million at September 30, 2017 and December 31, 2016, respectively.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of automobiles) and non-accrual debt securities at September 30, 2017. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets totaling $55.2 million at September 30, 2017 increased 1.1 percent and 8.1 percent from June 30, 2017 and September 30, 2016, respectively (as shown in the table below). The increase from September 30, 2016 was primarily due to higher non-accrual loans balances within the commercial and industrial loan category. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.30 percent and 0.31 percent at September 30, 2017 and June 30, 2017, respectively. Overall, we believe total non-performing assets has remained relatively low as a percentage of the total loan portfolio and non-performing assets over the last 12 month period and is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in thousands)
Accruing past due loans: (1)
30 to 59 days past due:
Commercial and industrial	$1,186	$2,391	$29,734	$6,705	$4,306
Commercial real estate	4,755	6,983	11,637	5,894	9,385
Construction	—	—	7,760	6,077	—
Residential mortgage	7,942	4,677	7,533	12,005	9,982
Total Consumer	5,205	4,393	3,740	4,197	3,146
Total 30 to 59 days past due	19,088	18,444	60,404	34,878	26,819
60 to 89 days past due:
Commercial and industrial	3,043	2,686	341	5,010	788
Commercial real estate	626	8,233	359	8,642	4,291
Construction	2,518	854	—	—	—
Residential mortgage	1,604	1,721	4,177	3,564	2,733
Total Consumer	1,019	1,007	787	1,147	1,234
Total 60 to 89 days past due	8,810	14,501	5,664	18,363	9,046
90 or more days past due:
Commercial and industrial	125	—	405	142	145
Commercial real estate	389	2,315	—	474	478
Construction	—	2,879	—	1,106	1,881
Residential mortgage	1,433	3,353	1,355	1,541	590
Total Consumer	301	275	314	209	226
Total 90 or more days past due	2,248	8,822	2,074	3,472	3,320
Total accruing past due loans	$30,146	$41,767	$68,142	$56,713	$39,185
Non-accrual loans: (1)
Commercial and industrial	$11,983	$11,072	$8,676	$8,465	$7,875
Commercial real estate	13,870	15,514	15,106	15,079	14,452
Construction	1,116	1,334	1,461	715	1,136
Residential mortgage	12,974	12,825	11,650	12,075	14,013
Total Consumer	1,844	1,409	1,395	1,174	965
Total non-accrual loans	41,787	42,154	38,288	37,508	38,441
Other real estate owned (OREO) (2)	10,770	10,182	10,737	9,612	10,257
Other repossessed assets	480	342	475	384	307
Non-accrual debt securities (3)	2,115	1,878	2,007	1,935	2,025
Total non-performing assets (NPAs)	$55,152	$54,556	$51,507	$49,439	$51,030
Performing troubled debt restructured loans	$113,677	$109,802	$80,360	$85,166	$81,093
Total non-accrual loans as a % of loans	0.23%	0.24%	0.22%	0.22%	0.23%
Total NPAs as a % of loans and NPAs	0.30	0.31	0.29	0.29	0.31
Total accruing past due and non-accrual loans as a % of loans	0.40	0.47	0.61	0.55	0.47
Allowance for loan losses as a % of non-accrual loans	284.70	276.24	301.51	305.05	287.97

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties related to FDIC-assisted transactions totaling $558 thousand and $1.0 million at December 31, 2016 and September 30, 2016, respectively. There were no covered OREO properties at September 30, 2017, June 30, 2017, and March 31, 2017.

(3)
Includes an other-than-temporarily impaired trust preferred security classified as available for sale, which is presented at carrying value, net of net unrealized losses totaling $637 thousand, $875 thousand, $745 thousand, $817 thousand, and $728 thousand at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

Loans past due 30 to 59 days increased $644 thousand to $19.1 million at September 30, 2017 as compared to June 30, 2017 largely due to a $3.3 million increase in residential mortgage delinquencies caused by normal fluctuations in this category, partially offset by a $2.2 million decline in commercial real estate loans primarily due to improved performance. The commercial real estate loans past due 30 to 59 days at September 30, 2017 is mainly comprised of one internally classified loan totaling $3.4 million.

Loans past due 60 to 89 days decreased $5.7 million to $8.8 million at September 30, 2017 as compared to June 30, 2017 largely due to a $7.6 million decrease in past due commercial real estate loans, partially offset by $1.7 million increase in construction loan delinquencies within this past due category. The decrease within the commercial real estate loans category was mainly due to the improved performance of one internally classified relationship totaling $5.9 million that was reported within this delinquency category at June 30, 2017. Construction loans past due 60 to 89 days included an additional loan relationship totaling $1.8 million and one performing matured loan totaling $675 thousand at September 30, 2017.

Loans past due 90 days or more and still accruing decreased $6.6 million to $2.2 million at September 30, 2017 as compared to $8.8 million at June 30, 2017 largely due to the completion of the renewal underwriting process for two performing matured construction and commercial real estate loans totaling $5.2 million. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans decreased $367 thousand to $41.8 million at September 30, 2017 as compared to $42.2 million at June 30, 2017 mainly due to a $1.6 million decrease within commercial real estate loans, partially offset by moderate increases in most other loan categories.

During the third quarter of 2017, we continued to closely monitor our NYC and Chicago taxi medallion loans within the commercial and industrial loan portfolio. While the vast majority of the taxi medallion loans are currently performing, negative trends in the market valuations of the underlying taxi medallion collateral could impact the future performance and internal classification of this portfolio. At September 30, 2017, the NYC and Chicago taxi medallion loans totaling $129.3 million and $10.0 million, respectively, are largely classified as substandard and special mention loans within the credit quality table disclosures in Note 8 of our consolidated financial statements. The criticized loan classifications are primarily due to the elevated general risk associated with the current medallion market.
At September 30, 2017, the medallion portfolio included impaired loans of $40.5 million with related reserves of $5.0 million within the allowance for loan losses as compared to impaired loans of $37.4 million with related reserves of $3.7 million at June 30, 2017. At September 30, 2017, the impaired medallion loans largely consisted of performing troubled debt restructured (TDR) loans classified as substandard loans, as well as $5.6 million of non-accrual Chicago taxi cab medallion loans classified as doubtful loans. At September 30, 2017, loans past due 60 to 89 days included $2.2 million of matured performing NYC taxi medallions. We are currently renegotiating the terms of these past due loans. In addition, $18.2 million of performing NYC taxi medallion loans have contractual maturity dates in the fourth quarter of 2017.
Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances.

However, potential further declines in the market valuation of taxi medallions could negatively impact the future performance of this portfolio.
OREO properties increased $588 thousand to $10.8 million at September 30, 2017 from $10.2 million at June 30, 2017. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.9 million at September 30, 2017.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $3.9 million to $113.7 million at September 30, 2017 as compared to $109.8 million at June 30, 2017. Performing TDRs consisted of 128 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $113.7 million in performing TDRs at September 30, 2017 had a modified weighted average interest rate of approximately 4.59 percent as compared to a pre-modification weighted average interest rate of 4.54 percent. The increase in the modified weighted average interest rate of the performing TDRs as compared to the pre-modification weighted average interest rate was largely due to loans restructured at higher current market interest rates, but with extended loan terms.
Despite the increase in taxi medallion loans classified as impaired TDR, we believe our overall credit quality metrics continued to reflect our solid underwriting standards at September 30, 2017. However, we can provide no assurances as to the future level of our loan delinquencies.
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

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Average loans outstanding	$18,006,274	$17,701,676	$16,570,723	$17,676,222	$16,273,482
Beginning balance - Allowance for credit losses	118,621	117,696	110,414	116,604	108,367
Loans charged-off:
Commercial and industrial	(265)	(2,910)	(3,763)	(4,889)	(5,507)
Commercial real estate	—	(139)	—	(553)	(519)
Construction	—	—	—	—	—
Residential mortgage	(129)	(229)	(518)	(488)	(750)
Total Consumer	(1,335)	(1,011)	(782)	(3,467)	(2,553)
Total charge-offs	(1,729)	(4,289)	(5,063)	(9,397)	(9,329)
Charged-off loans recovered:
Commercial and industrial	2,320	312	902	3,480	2,418
Commercial real estate	42	346	34	530	1,581
Construction	—	294	10	294	10
Residential mortgage	220	235	495	903	604
Total Consumer	366	395	282	1,324	1,194
Total recoveries	2,948	1,582	1,723	6,531	5,807
Net recoveries (charge-offs)	1,219	(2,707)	(3,340)	(2,866)	(3,522)
Provision charged for credit losses	1,640	3,632	5,840	7,742	8,069
Ending balance - Allowance for credit losses	$121,480	$118,621	$112,914	$121,480	$112,914
Components of allowance for credit losses:
Allowance for loan losses	$118,966	$116,446	$110,697	$118,966	$110,697
Allowance for unfunded letters of credit	2,514	2,175	2,217	2,514	2,217
Allowance for credit losses	$121,480	$118,621	$112,914	$121,480	$112,914
Components of provision for credit losses:
Provision for losses on loans	$1,301	$3,710	$5,949	$7,413	$8,041
Provision for unfunded letters of credit	339	(78)	(109)	329	28
Provision for credit losses	$1,640	$3,632	$5,840	$7,742	$8,069
Annualized ratio of net (recoveries) charge-offs to average loans outstanding	(0.03)%	0.06%	0.08%	0.02%	0.03%
Allowance for credit losses as a % of non-PCI loans	0.73	0.73	0.76	0.73	0.76
Allowance for credit losses as a % of total loans	0.67	0.67	0.68	0.67	0.68

During the third quarter of 2017, we recognized net recoveries of loan charge-offs totaling $1.2 million as compared to net loan charge-offs of $2.7 million and $3.3 million in the second quarter of 2017 and the third quarter of 2016, respectively. The improvement in net loan charge-offs as compared to the second quarter of 2017 was mainly due to one large commercial and industrial loan recovery totaling $1.8 million during the third quarter of 2017 and a decline in charge-offs within the same loan category mainly due to an unrelated charged-off loan relationship totaling $1.9 million in the second quarter of 2017.

During the third quarter of 2017, we recorded a $1.6 million provision for credit losses as compared to $3.6 million and $5.8 million for the second quarter of 2017 and the third quarter of 2016, respectively. The quarter over quarter decrease in the provision was due, in part, to our aforementioned net recoveries of loan charge-offs and the moderate levels of actual and estimated loss experience across the majority of the loan portfolio which is reflective of both Valley's underwriting standards and current economic conditions. Additionally, our analysis of the adequacy of the allowance for loan losses included an assessment of the impact of Hurricane Irma on our Florida loan portfolio at September 30, 2017. As result of the assessment, we do not expect a material amount of loan losses related to Hurricane Irma. However, we can provide no assurances as to the future level of our loan charge-offs.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2017		June 30, 2017		September 30, 2016
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$57,203	2.11%	$53,792	2.04%	$52,969	2.07%
Commercial real estate loans:
Commercial real estate	36,626	0.39%	37,180	0.40%	35,513	0.43%
Construction	18,673	2.07%	18,275	2.07%	16,947	2.11%
Total commercial real estate loans	55,299	0.54%	55,455	0.55%	52,460	0.58%
Residential mortgage loans	3,892	0.13%	4,186	0.15%	3,378	0.12%
Consumer loans:
Home equity	592	0.13%	582	0.13%	796	0.17%
Auto and other consumer	4,494	0.24%	4,606	0.26%	3,311	0.20%
Total consumer loans	5,086	0.22%	5,188	0.23%	4,107	0.19%
Total allowance for credit losses	$121,480	0.67%	$118,621	0.67%	$112,914	0.68%

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.67 percent at both September 30, 2017 and June 30, 2017 and 0.68 percent at September 30, 2016. At September 30, 2017, our allowance allocations for losses as a percentage of total loans remained relatively stable in most loan categories as compared to June 30, 2017, but increased 0.07 percent for commercial and industrial loans. The increase was partly attributable to an increase in specific and qualitative reserves related to the collateral valuation of taxi medallion loans.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $1.5 billion) was 0.73 percent at both September 30, 2017 and June 30, 2017, as compared to 0.76 percent at September 30, 2016. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at September 30, 2017, June 30, 2017 and September 30, 2016.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2017 and December 31, 2016, shareholders’ equity totaled approximately $2.5 billion and $2.4 billion, respectively, and represented 10.7 percent and 10.4 percent of total assets, respectively. During the nine months ended September 30, 2017, total shareholders’ equity increased by $160.8 million primarily due to (i) net income of $135.8 million, (ii) $98.1 million of net proceeds from the issuance of our Series B preferred stock, (iii) an $8.0 million decrease in our accumulated other comprehensive loss, (iv) a $7.2 million increase attributable to the effect of our stock incentive plan, and (v) net proceeds of $5.2 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 451 thousand shares. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $93.5 million. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and nine months ended September 30, 2017.
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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of September 30, 2017, and December 31, 2016, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2017 and December 31, 2016:

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2017
Total Risk-based Capital
Valley	$2,252,853	12.61%	$1,653,162	9.250%	N/A	N/A
Valley National Bank	2,186,146	12.26	1,648,937	9.250	$1,782,635	10.00%
Common Equity Tier 1 Capital
Valley	1,648,540	9.22	1,027,641	5.750	N/A	N/A
Valley National Bank	1,964,544	11.02	1,025,015	5.750	1,158,713	6.50
Tier 1 Risk-based Capital
Valley	1,862,159	10.42	1,295,722	7.250	N/A	N/A
Valley National Bank	1,964,544	11.02	1,292,410	7.250	1,426,108	8.00
Tier 1 Leverage Capital
Valley	1,862,159	8.13	916,309	4.00	N/A	N/A
Valley National Bank	1,964,544	8.59	914,953	4.00	1,143,691	5.00

	Actual		Minimum Capital Requirements with Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2016
Total Risk-based Capital
Valley	$2,084,531	12.15%	$1,480,006	8.625%	N/A	N/A
Valley National Bank	2,023,857	11.82	1,476,767	8.625	$1,712,193	10.00%
Common Equity Tier 1 Capital
Valley	1,590,825	9.27	879,424	5.125	N/A	N/A
Valley National Bank	1,807,201	10.55	877,499	5.125	1,112,926	6.50
Tier 1 Risk-based Capital
Valley	1,698,767	9.90	1,136,816	6.625	N/A	N/A
Valley National Bank	1,807,201	10.55	1,134,328	6.625	1,369,755	8.00
Tier 1 Leverage Capital
Valley	1,698,767	7.74	878,244	4.00	N/A	N/A
Valley National Bank	1,807,201	8.25	876,026	4.00	1,095,032	5.00

The Dodd-Frank Act requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. The FRB, OCC, and FDIC issued final supervisory guidance for these stress tests. The guidance provides supervisory expectations for stress test practices, examples of practices that would be consistent with those expectations, and details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice.

On July 27, 2017, we submitted our latest stress testing results, utilizing data as of December 31, 2016, to the FRB. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found on the Shareholder Relations section of our website (www.valleynationalbank.com) under the Dodd-Frank Act Stress Test Reports section.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2017	December 31, 2016
	($ in thousands, except for share data)
Common shares outstanding	264,197,172	263,638,830
Shareholders’ equity	$2,537,984	$2,377,156
Less: Preferred stock	(209,691)	(111,590)
Less: Goodwill and other intangible assets	(733,498)	(736,121)
Tangible common shareholders’ equity	$1,594,795	$1,529,445
Tangible book value per common share	$6.04	$5.80
Book value per common share	$8.81	$8.59
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 32.7 percent for the nine months ended September 30, 2017 as compared to 30.2 percent for the year ended December 31, 2016. Our retention ratio may improve during the fourth quarter of 2017 due to, among other factors, expected solid loan growth and incremental earnings improvement from LIFT initiatives completed during the third quarter of 2017. See the "Earnings Enhancement Program" section of the Executive Summary in this MD&A for more information on LIFT.
Cash dividends declared amounted to $0.33 per common share for both the nine months ended September 30, 2017 and 2016, respectively. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2016 in the MD&A section - “Off-Balance Sheet Arrangements” and Notes 12 and 13 to the consolidated financial statements included in this report.

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
Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
In July 2017, we announced our entry into a merger agreement with USAmeriBancorp, Inc. (USAB) and its wholly-owned subsidiary, USAmeriBank, headquartered in Clearwater, Florida. The acquisition of USAB is subject to several conditions, including the receipt of necessary shareholder approvals. The satisfaction of such conditions could delay the acquisition of USAB for a significant period or prevent it from occurring. In addition, both Valley and USAB may terminate the merger agreement under certain circumstances, including but not limited to, if Valley’s share price falls below $11.00 in the preclosing measurement period. If we do not complete the acquisition of USAB or if it is significantly delayed, the expected benefits of such acquisition may not be fully realized, if at all, and we may incur significant expenses and our business and results of operations may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2017 to July 31, 2017	7,202	$11.83	—	4,112,465
August 1, 2017 to August 31, 2017	—	—	—	4,112,465
September 1, 2017 to September 30, 2017	1,484	11.19	—	4,112,465
Total	8,686	$11.72	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2017.

Item 6.	Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:
(2.1)
Agreement and Plan of Merger, dated July 26, 2017, by and between Valley National Bancorp and USAmeriBancorp, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on July 28, 2017.

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, filed as of November 7, 2017.*
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 7, 2016.
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Gerald H. Lipkin
November 7, 2017	Gerald H. Lipkin
Chairman of the Board
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
November 7, 2017	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer