Form 10-K
period 2017-12-31
VALLEY NATIONAL BANCORP
filed 2018-03-01
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11277
VALLEY NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)
973-305-8800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series A, no par value	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series B, no par value	New York Stock Exchange
Warrants to purchase Common Stock	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.0 billion on June 30, 2017.
There were 330,817,221 shares of Common Stock outstanding at February 28, 2018.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2018 Proxy Statement”) for the 2018 Annual Meeting of Shareholders to be held April 20, 2018 will be incorporated by reference in Part III. The 2018 Proxy Statement will be filed within 120 days of December 31, 2017.

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2017, Valley had consolidated total assets of $24.0 billion, total net loans of $18.2 billion, total deposits of $18.2 billion and total shareholders’ equity of $2.5 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III and State Bancorp Capital Trusts I and II at December 31, 2017 through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.
Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 237 branches serving northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. The Bank offers a full range of commercial, retail, insurance and wealth management financial services products. The Bank also provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. In addition, certain international banking services are available to customers including standby letters of credit, documentary letters of credit and related, products, and certain ancillary services such as foreign exchange transactions, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts, as well as transaction accounts for non-resident aliens.
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
Recent Acquisitions
Valley has grown significantly in the past five years primarily through bank acquisitions that expanded our branch footprint into Florida. Recent bank transactions are discussed further below.
USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $4.7 billion in assets, $3.8 billion in net loans and $3.6 billion in deposits, and maintained a branch network of 29 offices at December 31, 2017. The acquisition will expand Valley’s Florida presence, primarily in the Tampa Bay market and establish a presence in the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they own. Full systems integration

3	2017 Form 10-K

is expected to be completed in the second quarter of 2018. The total consideration for the acquisition was approximately $737 million.
CNLBancshares, Inc. On December 1, 2015, Valley completed its acquisition of CNLBancshares, Inc. (CNL) and its wholly-owned subsidiary, CNLBank, headquartered in Orlando, Florida, a commercial bank with approximately $1.6 billion in assets, $825 million in loans, $1.2 billion in deposits and 16 branch offices on the date of its acquisition by Valley. The acquired branches allowed us to service Florida's west coast markets of Naples, Bonita Springs, Fort Myers and Sarasota. We also added three offices in the Jacksonville area and expanded our presence in the Orlando market. The common shareholders of CNL received 0.705 of a share of Valley common stock for each CNL share they owned prior to the merger. The total consideration for the acquisition was approximately $230 million, consisting of 20.6 million shares of Valley common stock.
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
In connection with the 1st United acquisition, we acquired loans and other real estate owned subject to Federal Deposit Insurance Corporation (FDIC) loss-share agreements (referred to as “covered loans” and “covered OREO”, together “covered assets”). The FDIC loss-share agreements relate to three previous FDIC-assisted acquisitions completed by 1st United from 2009 to 2011. The Bank shares losses on covered assets in accordance with provisions of each loss-share agreement. The vast majority of Valley's covered loans totaling $38.7 million, or 0.2 percent of total loans, at December 31, 2017 are covered by consumer related loan loss sharing agreements acquired from 1st United that will expire between 2018 and 2021.
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

Commercial Lending Segment
Commercial and industrial loans. Commercial and industrial loans totaled approximately $2.7 billion and represented 15.0 percent of the total loan portfolio at December 31, 2017. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area, as well as Florida which accounted for approximately 7 percent of the $2.7 billion in commercial and industrial loans at December 31, 2017. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Our loan decisions include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $401.8 million at December 31, 2017. In addition, we provide financing to the medical equipment leasing market through our leasing subsidiary, Highland Capital Corp.

2017 Form 10-K	4

The commercial portfolio also includes approximately $127.7 million and $9.6 million of New York City and Chicago taxi medallion loans, respectively, that are largely classified as substandard and special mention loans at December 31, 2017. While the vast majority of the taxi medallion loans were performing at December 31, 2017, continued negative trends in the market valuations of the underlying taxi medallion collateral caused by competing car service providers and other factors could impact the future performance and internal classification of this portfolio. Valley's historical lending criteria has been conservative in regard to capping both the loan amounts and market valuations for taxi medallions, as well as obtaining personal guarantees and other collateral in certain instances. However, potential further declines in the market valuation of taxi medallions could negatively impact the future performance of this portfolio.
Commercial real estate loans. Commercial real estate and construction loans totaled $10.3 billion and represented 56.4 percent of the total loan portfolio at December 31, 2017. We originate commercial real estate loans that are largely secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York, Pennsylvania and Florida. Loans originated from our Florida lending operations represented 14 percent of the $10.3 billion in total commercial real estate loans at December 31, 2017. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $851.1 million at December 31, 2017 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer Lending Segment
Residential mortgage loans. Residential mortgage loans totaled $2.9 billion and represented 15.6 percent of the total loan portfolio at December 31, 2017. We offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Our residential mortgage loans include fixed and variable interest rate loans generally located in counties where we have a branch presence in New Jersey, New York and Florida, as well as contiguous counties, if applicable, including eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We occasionally make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages are generally fixed-rate amortizing loans with 10-year to 30-year maturities. However in 2017, Valley began to originate interest-only (i.e., non-amortizing) residential mortgage loans due to demand for this type of loan product in New York City and northern New Jersey markets. Valley's interest-only residential mortgage loans have 15-year to 30-year maturities and totaled $39.9 million (or 1.4 percent of the total residential mortgage loan portfolio) at December 31, 2017.
The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Note 8 to the consolidated financial statements for further details.

5	2017 Form 10-K

Other consumer loans. Other consumer loans totaled $2.4 billion and represented 13.0 percent of the total loan portfolio at December 31, 2017. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, loans secured by the cash surrender value of life insurance, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Florida, Connecticut and Delaware offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Valley acquired an immaterial amount of automobile loans from both the CNL and 1st United acquisitions in 2015 and 2014, respectively, as auto lending was not a focus of the acquired operations. However, we implemented our indirect auto lending model in Florida during 2015 using our New Jersey based underwriting and loan servicing platform. The new Florida auto dealer network generated over $106 million and $36 million of auto loans in 2017 and 2016, respectively. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territory. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies. Unsecured consumer loans totaled approximately $18.1 million, including $8.2 million of credit card loans, at December 31, 2017.
Wealth Management. Our Wealth Management and Insurance Services Division provides coordinated and integrated delivery of investment management advisory, trust services, commercial and personal insurance products, and title insurance. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and custom -tailored investment strategies designed for various types of retirement plans. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration, primarily to individuals.
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2017, our total investment securities and interest bearing deposits with banks were $3.3 billion and $172.8 million, respectively. See the “Investment Securities Portfolio” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2017, approximately 74 percent of Valley’s gross loans totaling $18.3 billion consisted of commercial real estate (including construction loans), residential mortgage, and home equity loans as compared to 75 percent at December 31, 2016. The remaining 26 percent and 25 percent at December 31, 2017 and 2016, respectively, consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have continued to diversify the geographic concentrations in the New Jersey and New York City Metropolitan area within our loan portfolio primarily through our bank acquisitions in Florida since 2014, including our recent acquisition of USAB on January 1, 2018. Many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

2017 Form 10-K	6

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2017.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	40%	42%	56%	41%	43%
New York	34	41	19	30	35
Florida	14	13	13	10	13
Pennsylvania	*	1	2	11	2
California	2	1	6	1	2
Connecticut	1	*	1	2	1
Other	9	2	3	5	4
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.

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

Valley’s Board performs its risk oversight function primarily through several standing committees, including the Risk Committee, all of which report to the full Board. The Risk Committee assists the Board by, among other things, establishing an enterprise-wide risk management framework that is appropriate for Valley’s capital, business activities, size and risk appetite. The Risk Committee also reviews and recommends to the Board appropriate risk tolerances and limits for credit, compliance, interest rate, liquidity, operational, strategic and price risk (and ensures that risk is managed within those tolerances), and monitors cybersecurity risk management and compliance with laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Additionally, The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. The Federal Reserve Board (FRB), Office of the Comptroller of the Currency (OCC), and Federal Deposit Insurance Corporation (FDIC) issued final supervisory guidance for these stress tests. The guidance provides supervisory expectations for stress test practices, examples of practices that would be consistent with those expectations, and details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice.

On July 27, 2017, we submitted our latest stress testing results, utilizing data as of December 31, 2016, to the FRB. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found under "Regulatory Disclosures" within the Shareholder Information section of our website at www.valleynationalbank.com. Through the stress testing program that has been implemented and reviewed by the Risk Committee, Valley complies with current regulations. The results of stress testing activities are considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

Credit Risk Management and Underwriting Approach
Credit risk management. For all loan types, we adhere to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk. Management reviews and approves these policies and procedures on a regular basis

7	2017 Form 10-K

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

2017 Form 10-K	8

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
Purchased commercial real estate loans, residential mortgage loans and automobile loans totaled approximately $1.9 billion, $899.3 million and $1.4 million, respectively, at December 31, 2017 representing 21.98 percent, 33.09 percent and 0.11 percent of our total commercial real estate, residential mortgage and automobile loan portfolios, respectively. At December 31, 2017, the commercial real estate loans originated by third parties had loans past due 30 days or more totaling 0.53 percent of these loans as compared to 0.13 percent for our total commercial real estate portfolio, including all delinquencies. Residential mortgage loans originated by third parties had loans past due 30 days or more totaling 2.59 percent of these loans at December 31, 2017 as compared to 0.86 percent for our total residential mortgage portfolio. The purchased automobile portfolio had loans past due 30 days or more totaling 1.37 percent of these loans at December 31, 2017 as compared to 0.58 percent for our total automobile loan portfolio.
Additionally, Valley has performed credit due diligence on the majority of the loans acquired in our bank acquisitions (disclosed under the "Recent Acquisitions" section above) in determining the estimated cash flows receivable from such loans. See the "Loan Portfolio" section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report below for additional information.
Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. Valley ranked 18th in competitive ranking and market share based on the deposits reported by 210 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit market as of June 30, 2017. The FDIC also ranked Valley 7th, 39th and 32th in the states of New Jersey, New York and Florida, respectively, based on deposit market share as of June 30, 2017. While our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-

9	2017 Form 10-K

related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, captive finance companies, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national companies which offer various financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.
In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems. We face strong competition for our borrowers, depositors, and other customers from financial technology (fintech) companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than their traditional bank counterparts, including Valley. Within our markets, we also compete with some of the largest financial institutions in the world that have greater human and financial resources and are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 237 branches, an extensive ATM network of 255 locations, and our telephone and on-line banking systems. Our competitive advantage also lies in our strong community presence with 2017 marking 90 years of service. This longevity is especially appealing to customers seeking a strong, stable and service-oriented bank.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Personnel
At December 31, 2017, Valley National Bank and its subsidiaries employed 2,842 full-time equivalent persons. Management considers relations with its employees to be satisfactory.
Executive Officers

Name	Age at December 31, 2017	Executive Officer Since	Office
Ira Robbins	43	2009	President and Chief Executive Officer of Valley and Valley National Bank
Alan D. Eskow	69	1993	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
Dianne M. Grenz	55	2014	Senior Executive Vice President of Valley and Chief Consumer Banking Officer of Valley National Bank
Thomas A. Iadanza	59	2015	Senior Executive Vice President of Valley and Chief Lending Officer of Valley National Bank
Ronald H. Janis	69	2017	Senior Executive Vice President and General Counsel of Valley and Valley National Bank
Robert J. Bardusch	52	2016	Executive Vice President of Valley and Chief Operating Officer of Valley National Bank
Kevin Chittenden	53	2016	Executive Vice President of Valley and Chief Residential Lending Officer of Valley National Bank
Bernadette M. Mueller	59	2009	Executive Vice President of Valley and Community Reinvestment Act Officer of Valley National Bank
Andrea T. Onorato	60	2014	Executive Vice President of Valley and Chief Administrative Officer of Valley National Bank
Melissa F. Scofield	58	2015	Executive Vice President of Valley and Chief Risk Officer of Valley National Bank
Yvonne M. Surowiec	57	2017	Executive Vice President of Valley and Chief Human Resources Officer of Valley National Bank
Mark Seager	53	2018	Executive Vice President of Valley Chief Credit Officer of Valley National Bank
Mitchell L. Crandell	47	2007	First Senior Vice President, Chief Accounting Officer of Valley and Valley National Bank

2017 Form 10-K	10

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

11	2017 Form 10-K

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
When fully phased in on January 1, 2019, Basel III also requires us and Valley National Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase by 0.625 percent on each subsequent January 1st, until it reaches 2.5 percent on January 1, 2019. As of January 1, 2018, we and the Bank were required to maintain a capital conservation buffer of 1.875 percent.
Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. The deductions and other adjustments to CET1 are being phased in incrementally between January 1, 2015 and January 1, 2018. In November 2017, banking regulators announced that the phase in of certain of these adjustments for non-advanced approaches banking organizations such as Valley was frozen.
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
Basel III, with respect to us, required that our trust preferred securities be eliminated from Tier 1 capital by January 1, 2016. Accordingly, none of Valley’s trust preferred securities were included in Tier 1 capital during 2017 and 2016.
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

2017 Form 10-K	12

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
Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2017 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2017, Valley and Valley National Bank would meet all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.
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
The CFPB has continued to issue final rules regarding mortgages, including amendments to certain mortgage servicing rules regarding force-placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements under Regulation X and prompt crediting and periodic statement requirements under Regulation Z. Valley cannot assure that existing or future regulations will not have a material adverse impact on our residential mortgage loan business or the housing markets in which we participate.
In 2017, several bills were proposed in Congress which would modify or repeal certain provisions of the Dodd-Frank Act, including the provision which currently requires Valley to undergo annual stress testing. It is uncertain at this time whether these bills will be approved by Congress. To the effect the Dodd-Frank Act remains in place, it is likely to continue to increase our cost of doing business, limit our permissible activities, and affect the competitive balance within our industry and market areas.
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

13	2017 Form 10-K

strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2017 that meet the definition of Covered Funds. Congress is currently considering modifying certain aspects of the Volcker Rule.
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
Dividend Limitations
Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. However, declared dividends in excess of net profits in either of the preceding two years can be offset by retained net profits in the third and fourth years preceding the current year when determining the Bank’s dividend limitation. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Among other things, consultation with the FRB supervisory staff is required in advance of our declaration or payment of a dividend that exceeds our earnings for the trailing four-quarter period in which the dividend is being paid.
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

2017 Form 10-K	14

Community Reinvestment
Under the Community Reinvestment Act (CRA), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Valley National Bank received an overall “satisfactory” CRA rating in its most recent examination.
The OCC approvals of the most recent acquisitions of CNL and USAB in December 2015 and January 2018 were unconditional, the OCC will continue to monitor the Bank's progress with the CRA plan, and any necessary enhancements based upon new markets or otherwise, through its normal supervisory reviews. Valley National Bank's CRA plan is available for review on its website at www.valleynationalbank.com.
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
Regulations implementing the due diligence requirements require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and require all covered financial institutions to have in place an anti-money laundering compliance program.
The OCC, along with other banking agencies, have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.
A bank which is issued a formal or informal enforcement requirement with respect to its Anti Money Laundering program will be prevented from making acquisitions.

15	2017 Form 10-K

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

The CFPB examines Valley National Bank's compliance with such laws and the regulations under them. Various members of Congress and the Trump administration have suggested that the CFPB be reorganized and its powers significantly reduced. In November 2017, President Trump appointed a new interim director of the CFPB who has significantly changed the approach of the CFPB.
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

2017 Form 10-K	16

total base assessment rates ranging from 2.5 to 45 basis points after adjustment. The Dodd-Frank Act made permanent a $250 thousand limit for federal deposit insurance.
In 2016, the FDIC added a surcharge to the insurance assessments for banks with over $10 billion in assets, which became effective in July 2016 and which will continue until the FDIC reserve ratio reaches 1.35 percent or the end of 2018, whichever comes first.
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
We may fail to realize all of the anticipated benefits of the merger with USAmeriBancorp.
On January 1, 2018, Valley’s significantly expanded its Florida franchise and enhanced its presence in the Tampa Bay market through the acquisition of USAmeriBancorp, Inc (USAB) headquartered in Clearwater, Florida. The acquisition of USAB and its wholly-owned subsidiary, USAmeriBank, also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, The success of the USAB acquisition will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of Valley and USAB in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of USAB nor result in decreased revenues due to any loss of customers. However, to realize these anticipated benefits, the businesses of Valley and USAB must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
The anticipated cost savings from the merger are largely expected to derive from the absorption by Valley of many of USAB back-office administrative functions and the conversion of USAB's operating platform to Valley’s systems. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect Valley’s ability to maintain relationships with clients, customers, depositors and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined company.
Another anticipated benefit from the merger is increased revenues of the combined company from sales of Valley’s wide variety of financial products and increased lending utilizing Valley’s substantially larger capital base in the USAB markets. An inability to successfully market Valley’s products to the USAB customer base could cause the earnings of the combined company to be less than anticipated.
Changes in interest rates could reduce our net interest income and earnings.
Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in interest rates driven by such factors could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the held to maturity and available for sale investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates could have a material adverse effect

17	2017 Form 10-K

on Valley’s financial condition and results of operations. See additional information at the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
Our financial results and condition may be adversely impacted by changing economic conditions.
While the economy and real estate market conditions have significantly improved in recent years, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Financial institutions can be affected by changing conditions in the real estate and financial markets. Volatility in the housing markets, real estate values and unemployment levels could result in significant write-downs of asset values by financial institutions. The majority of Valley’s lending is in northern and central New Jersey, the New York City metropolitan area, Florida and Alabama. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability.
The future impact of changes to the Internal Revenue Code is uncertain and may adversely affect our business.
The U.S. Congress passed significant reform of the Internal Revenue Code, known as the Tax Cuts and Jobs Act of 2017 (Tax Act) at the end of 2017. While the decline in the federal corporate tax rate from 35 percent to 21 percent will lower Valley’s income tax expense as a percentage of its taxable income in 2018, other provisions of the Tax Act negatively impacted Valley's consolidated financial statements and it may adversely affect Valley in the future.
The Tax Act imposes higher limitations on the deductibility of interest and property tax expenses which may adversely impact the property values of real estate used to secure loans and create an additional tax burden for many borrowers, particularly in high tax jurisdictions such as New Jersey and New York where Valley operates. These and other federal tax changes could significantly impact the financial health of our customers, potentially resulting in, among other things, an inability to repay loans or maintain deposits at Valley in states where Valley operates, especially New York and New Jersey. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.
The ultimate impact of the Tax Act on our business, customers and shareholders is uncertain and could be adverse.
Claims and litigation could result in significant expenses, losses and damage to our reputation.
From time to time as part of Valley’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability could have a material adverse effect on Valley’s financial condition and results of operations. Any reputation damage could have a material adverse effect on Valley’s business.
Valley currently has two significant pending lawsuits. See the "Litigation" section under Note 15 to the consolidated financial statements for additional information and significant pending lawsuits.
Cyber-attacks and information security breaches could compromise our information or result in the data of our customers being improperly divulged, which could expose us to liability, losses and escalating operating costs.
Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, denial-of-service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although we frequently experience attempted cybersecurity attacks against our systems, to date, none of these incidents have resulted in material losses, known breaches of customer data or significant disruption of services to our customers. However, there can be no assurance that we will not incur such issues in the future, exposing us to significant on-going operational costs and reputational harm. Additionally, risk exposure to cyber security matters will remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets.

2017 Form 10-K	18

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2017, approximately 74 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
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
Net gains on sales of residential mortgage loans are a significant component of our non-interest income and could fluctuate in future periods.
Net gains on sales of residential mortgage loans represented over 20 percent of our non-interest income for the years ended December 31, 2017 and 2016.  Our ability or decision to sell a portion of our mortgage loan production in the secondary market is dependent upon, amongst other factors, the levels of market interest rates, consumer demand marketable loans, our sales and pricing strategies, the economy and our need to maintain the appropriate level of interest rate risk on our balance sheet.  A change in one or more of these or other factors could significantly impact our ability to sell mortgage loans in the future and adversely impact the level of our non-interest income and financial results.
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
Proposed revenue enhancements and efficiency improvements may not be achieved.
In December 2016, Valley announced a company-wide earnings enhancement initiative called LIFT to improve earnings and reach certain financial targets. While we have completed certain phases of the LIFT program, there may be changes in the scope or assumptions underlying the initiative, delays in the anticipated timing of activities related to the initiative and higher than expected or unanticipated costs to implement them, and some benefits may not be fully achieved. Even if the LIFT program is successful, many factors can influence our financial results, some of which are not wholly in our control.

19	2017 Form 10-K

We may be required to increase our allowance for credit losses as a result of changes to an accounting standard.
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
While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the OCC, along with other banking agencies, have the authority to impose fines and other penalties and sanctions on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, results of operations and financial condition.
Management periodically reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

As disclosed in “Item 9A - Controls and Procedures,” a material weakness was identified in our internal control over financial reporting resulting from Valley not assigning the appropriate levels of responsibility and authority to its Ethics and Compliance group to identify and evaluate the severity and financial reporting implications of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints. Additionally, Valley did not establish controls over required communications of such matters to senior management or others within the organization and to those charged with governance to enable them to conduct or monitor the investigation and resolution of such matters on a timely basis. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness did not result in any misstatement of the Company’s consolidated financial statements for any period presented and we are implementing remedial measures intended to address the material weakness and related disclosure controls. However, if the remedial measures we are implementing are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our business results of operations and financial condition.
We could incur future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2017 and 2016 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. If the fair values of the four reporting units were

2017 Form 10-K	20

less than their book value of the total common shareholders’ equity for an extended period of time, Valley would consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2017, our goodwill totaled $690.6 million. See Note 2 to the consolidated financial statements for additional information.
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
Our non-accrual loans decreased from 0.82 percent at December 31, 2013 to 0.22 percent and 0.26 percent of total loans at December 31, 2016 and 2017, respectively. Although the economy continued to gradually improve during 2017, a downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for loan losses and lost interest income relating to non-performing loans. Additionally, our loan portfolio includes taxi medallion loans that are largely classified loans at December 31, 2017 and continued negative trends in the market valuations of the underlying taxi medallion collateral caused by ride-sharing services could impact the future performance of such loans, the level of our loan charge-offs and the provision for loan loans.
Non-performing assets (including non-accrual loans, other real estate owned, and other repossessed assets) totaled $57.5 million at December 31, 2017. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial

21	2017 Form 10-K

condition. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.
Extensive regulation and supervision has a negative impact on our ability to compete in a cost-effective manner and may subject us to material compliance costs and penalties.
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
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties also may challenge an institution’s performance under fair lending laws in litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
Future acquisitions may dilute shareholder value, especially tangible book value per share.
We regularly evaluate opportunities to acquire other financial institutions. As a result, merger and acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future acquisitions.
Future offerings of common stock, preferred stock, debt or other securities may adversely affect the market price of our stock and dilute the holdings of existing shareholders.
In the future, we may increase our capital resources or, if our or the Bank’s actual or projected capital ratios fall below or near the current (Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock or debt securities. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. In June 2015, Valley issued 4.6 million shares of non-cumulative perpetual preferred stock with a dividend at issuance of 6.25 percent and a liquidation preference of $25 per share. In December 2016, Valley issued 9.24 million shares of common stock with the intention to use the proceeds for continued growth in the Bank’s loan portfolio, as well as other general corporate purposes. In August 2017, Valley issued 4.0 million shares of non-cumulative perpetual stock with a dividend at issuance of 5.50 percent and a liquidation preference of $25 per share. See Note 18 to the consolidated financial statements for more details on our common and preferred stock.
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

2017 Form 10-K	22

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

23	2017 Form 10-K

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

2017 Form 10-K	24

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
We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold approximately 24,000 individual residential mortgages totaling approximately $5.1 billion. Of the $5.1 billion in originations, approximately $9.2 million in unpaid principal balances remain outstanding from the origination years 2006 through 2008. These particular years are considered to be ‘high risk’ years in the mortgage industry due to the escalation in housing prices, and subsequent decline during the financial crisis. However, these potentially higher risk loans in our retained mortgage loan servicing portfolio continued to outperform Fannie Mae’s overall portfolio performance (for each applicable origination year) at December 31, 2017. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only two and one loan repurchase(s) in 2017 and 2016, respectively). None of the loan repurchases resulted in material loss. As of December 31, 2017, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We conduct our business at 237 retail banking centers locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. We own 120 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.

25	2017 Form 10-K

The following table summarizes our retail banking centers in each state:

	Number of banking centers	% of Total
New Jersey
Northern	113	47.6
Central	26	11.0
Total New Jersey	139	58.6
New York
Manhattan	12	5.1
Long Island	12	5.1
Brooklyn	9	3.8
Queens	5	2.1
Total New York	38	16.1
Florida	45	19.0
Alabama	15	6.3
Total	237	100.0%

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own five office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York, which are used for various operations of Valley National Bank and its subsidiaries. Our New York City corporate headquarters are located at One Penn Plaza in Manhattan and are primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. We also lease six non-bank office facilities in Florida, used for operational, executive and lending purposes.
In the second quarter of 2015, we disclosed a branch efficiency plan to "right-size" our branch network. We, like many in the banking industry, have experienced a significant decline in branch foot traffic as the emergence of self-service technology continues to reshape the banking industry. In response to these shifts in customer preference we have invested in new delivery channels and systems that will modernize the branch banking experience. Mobile banking, remote deposit, enhanced ATMs, online account opening, cash recyclers and complementary online services are part of our modernization plan and will redefine the traditional banking experience at Valley. As a result of our reviews and the evolution of banking in general, our plan included the closure and consolidation of 31 branch locations based upon our continuous evaluation of customer delivery channel preferences, branch usage patterns, and other factors. Of the 31 branches, 30 branches were closed by September 30, 2016. The remaining branch, with its deposits totaling approximately $13 million, located in Sebastian, Florida, was sold to another financial institution during the fourth quarter of 2016 and resulted in an immaterial gain for the year ended December 31, 2016. The majority of the closed branches were located in New Jersey, and consisted of both leased and owned properties.
On January 1, 2018, the acquisition of USAB added 14 banking centers in Florida, mostly in the Tampa Bay area, and 15 banking centers in the Birmingham, Montgomery and Tallapoosa areas of Alabama.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $287.7 million at December 31, 2017. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Item 3.	Legal Proceedings
In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims. See Note 15 to the consolidated financial statements for further details.

2017 Form 10-K	26

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NYSE under the ticker symbol “VLY”. The following table sets forth for each quarter period indicated the high and low sales prices for our common stock, as reported by the NYSE, and the cash dividends declared per common share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends and stock splits.

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$12.82	$11.19	$0.11	$9.76	$8.31	$0.11
Second Quarter	12.39	11.11	0.11	10.20	8.49	0.11
Third Quarter	12.43	10.61	0.11	9.86	8.73	0.11
Fourth Quarter	12.29	10.84	0.11	12.14	9.36	0.11
There were 7,434 shareholders of record as of December 31, 2017.
Restrictions on Dividends
The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For more information regarding the restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” and “Item 1A. Risk Factors—We May Reduce or Eliminate the Cash Dividend on Our Common Stock” above, and the “Liquidity” section of our MD&A of this Annual Report. In accordance with our outstanding non-cumulative preferred stock, we cannot issue dividends on our common stock if we do not pay dividends on the preferred stock. In addition, under the terms of the trust preferred securities issued by our capital trusts, we cannot pay dividends on our common stock if we defer payments on the junior subordinated debentures which provide the cash flow for the payments on the related trust preferred securities.

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2012 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index (KRX); (c) Valley's custom peer group of 17 U.S. Banks (Valley Peer 17) in the States located in the Northeast, Mid-Atlantic, Florida and other metropolitan areas with total assets ranging from approximately $9.1 billion to $49.1 billion (see below for details); and (d) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.
From time to time, certain banks within the Valley Peer 17 (included in the table below) may enter into merger agreements to be acquired, or announce or complete acquisitions of other institutions. These pending or completed transactions may impact the overall performance of the common stock of this peer group as compared to Valley’s common stock. Commencing with this Annual Report on Form 10-K Valley elected to include the KBW Regional Banking Index in the performance graph. In accordance with SEC rules, both the KRX and Valley Peer 17 are included in the performance graph this year. Next year we will not include the Valley Peer 17. The Peer Group has proved difficult to track properly due to acquisitions and the KBW Index is an established peer group which management believes provides a better comparison for our shareholders than Valley Peer 17. Over the past five years the KBW Index out performed Valley Peer 17.

27	2017 Form 10-K

	12/12	12/13	12/14	12/15	12/16	12/17
Valley	$100.00	$115.52	$115.84	$122.84	$151.71	$151.81
KBW Regional Banking Index (KRX)	100.00	146.80	150.35	159.37	221.57	225.57
Valley Peer 17*	100.00	144.18	146.26	160.68	209.15	206.73
S&P 500	100.00	132.36	150.43	152.51	170.70	207.92

* The Valley peer group index (Valley Peer 17) was comprised of the following 17 banks in 2017: Banc of California, Bank United, Inc., Community Bank System, Inc., EverBank Financial Corp., FNB Corporation, Fulton Financial Corporation, Investors Bancorp, Inc., MB Financial, NBT Bancorp Inc., New York Community Bancorp, Inc., People's United Financial, Inc., Prosperity Bancshares, Provident Financial Services, Inc., Signature Bank, Sterling Bancorp, Texas Capital Bancshares and Webster Financial Corporation.

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2017 to October 31, 2017	1,312	$11.84	—	4,112,465
November 1, 2017 to November 30, 2017	1,425	11.41	—	4,112,465
December 1, 2017 to December 31, 2017	27,683	11.89	—	4,112,465
Total	30,420		—

(1)	Represents repurchases made in connection with the vesting of employee stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2017.

Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

2017 Form 10-K	28

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8 of this Annual Report.

	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$850,722	$775,305	$714,889	$644,536	$623,986
Interest expense	174,107	148,774	156,754	161,846	168,377
Net interest income—tax equivalent basis (1)	676,615	626,531	558,135	482,690	455,609
Less: tax equivalent adjustment	8,303	8,382	7,866	7,933	7,889
Net interest income	668,312	618,149	550,269	474,757	447,720
Provision for credit losses	9,942	11,869	8,101	1,884	16,095
Net interest income after provisions for credit losses	658,370	606,280	542,168	472,873	431,625
Non-interest income:
(Losses) gains on securities transactions, net	(20)	777	2,487	745	14,678
Gains on sales of loans, net	20,814	22,030	4,245	1,731	33,695
(Losses) gains on sales of assets, net	(95)	1,358	2,776	18,087	10,947
Other non-interest income	82,742	79,060	74,294	57,053	69,333
Total non-interest income	103,441	103,225	83,802	77,616	128,653
Non-interest expense:
Loss on extinguishment of debt	—	315	51,129	10,132	—
Amortization of tax credit investments	41,747	34,744	27,312	24,196	14,352
Other non-interest expense	467,326	441,066	420,634	368,927	366,986
Total non-interest expense	509,073	476,125	499,075	403,255	381,338
Income before income taxes	252,738	233,380	126,895	147,234	178,940
Income tax expense	90,831	65,234	23,938	31,062	46,979
Net income	161,907	168,146	102,957	116,172	131,961
Dividends on preferred stock	9,449	7,188	3,813	—	—
Net income available to common shareholders	$152,458	$160,958	$99,144	$116,172	$131,961
Per Common Share:
Earnings per share:
Basic	$0.58	$0.63	$0.42	$0.56	$0.66
Diluted	0.58	0.63	0.42	0.56	0.66
Dividends declared	0.44	0.44	0.44	0.44	0.60
Book value	8.79	8.59	8.26	8.03	7.72
Tangible book value (2)	6.01	5.80	5.36	5.38	$5.39
Weighted average shares outstanding:
Basic	264,038,123	254,841,571	234,405,909	205,716,293	199,309,425
Diluted	264,889,007	255,268,336	234,437,000	205,716,293	199,309,425
Ratios:
Return on average assets	0.69%	0.76%	0.53%	0.69%	0.83%
Return on average shareholders’ equity	6.55	7.46	5.26	7.18	8.69
Return on average tangible shareholders’ equity (3)	9.32	11.07	7.66	10.26	12.51%
Average shareholders’ equity to average assets	10.53	10.08	10.08	9.62	9.51
Tangible common equity to tangible assets (4)	6.83	6.91	6.52	6.87	6.86
Efficiency ratio (5)	65.96	66.00	78.71	73.00	66.16
Dividend payout	75.86	69.80	105.00	78.40	90.90
Tier 1 leverage capital (6)	8.03	7.74	7.90	7.46	7.27
Common equity Tier 1 capital (6)	9.22	9.27	9.01	N/A	N/A
Tier 1 risk-based capital (6)	10.41	9.90	9.72	9.73	9.65
Total risk-based capital (6)	12.61	12.15	12.02	11.42	11.87
Financial Condition:
Assets	$24,002,306	$22,864,439	$21,612,616	$18,792,491	$16,154,929
Net loans	18,210,724	17,121,684	15,936,929	13,371,560	11,453,995
Deposits	18,153,462	17,730,708	16,253,551	14,034,116	11,319,262
Shareholders’ equity	2,533,165	2,377,156	2,207,091	1,863,017	1,541,040
See Notes to the Selected Financial Data that follow.

29	2017 Form 10-K

Notes to Selected Financial Data

(1)
In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate.  Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effective January 1, 2018, Valley's federal tax rate decreased to 21 percent under the Tax Cuts and Jobs Act.

(2)
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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	At December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except for share data)
Common shares outstanding	264,468,851	263,638,830	253,787,561	232,110,975	199,593,109
Shareholders’ equity	$2,533,165	$2,377,156	$2,207,091	$1,863,017	$1,541,040
Less: Preferred stock	209,691	111,590	111,590	—	—
Less: Goodwill and other intangible assets	733,144	736,121	735,221	614,667	464,364
Tangible common shareholders’ equity	$1,590,330	$1,529,445	$1,360,280	$1,248,350	$1,076,676
Tangible book value per common share	$6.01	$5.80	$5.36	$5.38	$5.39

(3)
Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Net income	$161,907	$168,146	$102,957	$116,172	$131,961
Average shareholders’ equity	$2,471,751	$2,253,570	$1,958,757	$1,618,965	$1,519,299
Less: Average goodwill and other intangible assets	734,200	734,520	614,084	486,769	464,085
Average tangible shareholders’ equity	$1,737,551	$1,519,050	$1,344,673	$1,132,196	$1,055,214
Return on average tangible shareholders’ equity	9.32%	11.07%	7.66%	10.26%	12.51%

(4)
Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2017	2016	2015	2014	2013
			($ in thousands)
Tangible common shareholders’ equity	$1,590,330	$1,529,445	$1,360,280	$1,248,350	$1,076,676
Total assets	$24,002,306	$22,864,439	$21,612,616	$18,792,491	$16,154,929
Less: Goodwill and other intangible assets	733,144	736,121	735,221	614,667	464,364
Tangible assets	$23,269,162	$22,128,318	$20,877,395	$18,177,824	$15,690,565
Tangible common shareholders’ equity to tangible assets	6.83%	6.91%	6.52%	6.87%	6.86%

(5)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

(6)	Capital positions and ratios as of December 31, 2017, 2016 and 2015 were calculated under Basel III rules which became effective January 1, 2015.

2017 Form 10-K	30

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document.
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

•
higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from the impact of the Tax Cuts and Jobs Act and other changes in tax laws, regulations and case law;

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

•
the diversion of management's time on issues relating to merger integration; the inability to realize expected cost savings and synergies from the merger of USAB with Valley in the amounts or in the timeframe anticipated; and

•	the inability to retain USAB’s customers and employees.

31	2017 Form 10-K

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
The judgments used by management in applying the critical accounting policies discussed below may be affected by significant changes in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities (including debt security valuations based on the expected future cash flows of their underlying collateral) in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces, resulting in depressed market prices, thus leading to further impairment losses.
Allowance for Loan Losses. The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commercial letters of credit and represents management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolios. There are numerous components that enter into the evaluation of the allowance for loan losses, which includes a quantitative analysis, as well as a qualitative review of its results. The qualitative review is subjective and requires a significant amount of judgment. Various banking regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, our allowance for credit losses methodology includes loan portfolio evaluations at the portfolio segment level, which consists of the commercial and industrial, commercial real estate, construction, residential mortgage, home equity, automobile and other consumer loan portfolios.
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
Reserves for PCI loans within the Allowance for Loan Losses
We evaluated the acquired PCI loans and elected to account for them in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. The PCI loans are initially recorded at their estimated fair values segregated into pools of loans sharing common risk characteristics. The fair values include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
The PCI loans are subject to our internal credit review. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for the PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on (or reserves for) PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI

2017 Form 10-K	32

loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for loan losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted for prospectively as a yield adjustment. Any portion of the additional estimated losses related to covered PCI loans that is reimbursable from the FDIC under the loss-sharing agreements is recorded in non-interest income and increases the FDIC loss-share receivable asset included in other assets in our consolidated financial statements. Valley had no allowance reserves related to PCI loans at December 31, 2017 and 2016.
Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.
Changes in Our Allowance for Loan Losses
Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $120.9 million at December 31, 2017.
For impaired credits, if the present value of expected cash flows were 10 percent higher or lower, the allowance would have decreased $3.5 million or increased $4.6 million, respectively, at December 31, 2017. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have decreased $4.7 million or increased $4.9 million, respectively, at December 31, 2017.
The internal risk rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse (special mention rate), the allowance would have increased by approximately $111.4 million as of December 31, 2017. Additionally, if the loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $9.9 million, respectively, at December 31, 2017. Moreover, if the expected loss rate applied to classified loans were to increase or decrease by 10 percent, the allowance would have been $660 thousand higher or lower, respectively, at December 31, 2017.
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
Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $690.6 million at December 31, 2017 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $42.5 million at December 31, 2017 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

33	2017 Form 10-K

Currently, the goodwill impairment analysis is generally a two-step test. During 2017, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units but may choose to perform an optional qualitative assessment allowable for one or more units in the future periods to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.
Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2017, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $36.7 million. See Note 8 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.
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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2017 and 2016, management determined it is more likely than not that Valley will realize its net deferred tax assets and therefore a valuation allowance was not established. However, in the fourth quarter of 2017 we re-measured and reduced our deferred tax assets by $15.4 million for the estimated impact of the Tax Act, which decreased our federal income tax rate from 35 percent to 21 percent effective January 1, 2018. In 2015, we reduced our deferred tax assets by $3.1 million due to the expiration of certain state tax net operating loss carryforwards. In addition to our judgments regarding the realizable amount of our deferred tax assets, we are required to adjust our state deferred tax assets for the impact of our expansion outside of our traditional markets, specifically New Jersey.  During the fourth quarters of 2017 and 2015, we reduced our state deferred tax assets by $4.5 million and $3.3 million, respectively, to reflect the effect of our organic and acquisition-based expansion primarily in Florida on our existing state deferred tax assets.  The $18.5 million and $6.4 million in total reductions were reflected as charges to our income tax expense for 2017 and 2015, respectively.  During 2016, the charge to our income tax expense related to the reduction of such deferred tax assets was immaterial. Currently, we expect to reduce our state deferred tax assets by approximately $1.8 million during the first quarter of 2018 due to the USAB acquisition, which became effective January 1, 2018. Additional adjustments to our state deferred tax assets may be required, dependent on any significant changes in the nature, location and composition of our income producing assets in the future.
We maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. We adjust our unrecognized tax benefits as necessary when additional information becomes available. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position

2017 Form 10-K	34

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
Executive Summary
Company Overview. At December 31, 2017, Valley had consolidated total assets of $24.0 billion, total net loans of $18.2 billion, total deposits of $18.2 billion and total shareholders’ equity of $2.5 billion. Our commercial bank operations after the acquisition of USAmeriBancorp, Inc (see below) include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island Florida and Alabama. Of our current 237-branch network, 59 percent, 16 percent, 19 percent and 6 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite significant branch consolidation activity mainly in 2016, we have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

USAmeriBancorp, Inc. On January 1, 2018 Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB largely through its wholly-owned subsidiary, USAmeriBank. As of December 31, 2017, USAB had approximately $4.7 billion in assets, $3.8 billion in net loans and $3.6 billion in deposits, and maintained a branch network of 29 offices. The acquisition represents a significant addition to Valley’s Florida franchise, and meaningfully enhanced its presence in the Tampa Bay market, which is Florida’s second largest metropolitan area by population. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where Valley now operates 15 branch office locations. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they own. Full systems integration is expected to be completed in the second quarter of 2018. The total consideration for the acquisition was approximately $737 million.
Earnings Enhancement Program. In December 2016, Valley announced a company-wide earnings enhancement initiative called LIFT. The LIFT program is a review of our business practices with goals of improving our overall efficiency, targeting resources to more value-added activities and delivering on the financial banking experience expected by our customers. In July 2017, we completed the idea generation and approval phase of the LIFT program. As a result of these efforts, we currently expect to achieve approximately $22 million in total cost reductions and revenue enhancements on an annualized pre-tax run-rate after fully phased-in by June 30, 2019.
Implementation of the LIFT program resulted in employee severance and other costs totaling approximately $9.9 million ($5.8 million after-tax) during both the third quarter and the year ended December 31, 2017. We estimate an additional $1.1 million of costs will be incurred during the planned implementation phase of the initiative enhancements through June 30, 2019. Mostly during the second half of 2017, Valley implemented several enhancements that resulted in pre-tax cost reductions of $5.6 million. These enhancements are expected to result in cost reductions of approximately $11.4 million on an annualized pre-tax basis beginning in the first quarter of 2018.
As part of the on-going review of our business, we also regularly evaluate the operational efficiency of our entire branch network. This review will ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience.
Tax Cuts and Jobs Act. During the fourth quarter of 2017, we incurred a $18.5 million charge due the impact of the Tax Cuts and Jobs Act (Tax Act) signed into law by the President on December 22, 2017. Of the $18.5 million, $15.4 million relates to the estimated tax expense from the re-measurement of net deferred tax assets and the remaining $3.1 million is after-tax losses from adjustments to low income housing and tax-advantaged renewable energy investments included in non-interest expense. Effective January 1, 2018, our Federal income tax rate decreased from 35 percent to 21 percent under the Tax Act. See the "Non-Interest Expense" and "Income Taxes" sections below for more details.
Annual Results. Net income totaled $161.9 million, or $0.58 per diluted common share, for the year ended December 31, 2017 compared to $168.1 million in 2016, or $0.63 per diluted common share. The decrease in net income was largely due to: (i) a $32.9 million, or 6.9 percent, increase in total non-interest expense partly caused by pre-tax charges related to the LIFT program, additional impairment of tax credit investments (due to the Tax Act), and USAB merger expenses totaling $9.9 million, $4.3 million

35	2017 Form 10-K

and $2.6 million, respectively, as well as general increases in salary and employee benefits expense and consulting fees due to increased investment in human capital and technology, (ii) a $25.6 million increase in income tax expense largely due to a $15.4 million charge related to the re-measurement of net deferred tax assets under the new provisions of the Tax Act, a $4.5 million reduction in state deferred tax assets mostly due to expansion of our bank operations outside of New Jersey and higher pre-tax income, partially offset by (iii) a $1.9 million decline in our provision for credit losses and (iv) a $50.2 million, or 8.1 percent, increase in our net interest income driven by a $1.4 billion increase in average loan balances, partially offset by interest expense related to a $1.1 billion increase in average interest bearing liabilities as compared to 2016. See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above impacting our 2017 annual results.
Economic Overview and Indicators. U.S. economic growth accelerated in 2017. Real gross domestic product expanded 2.3 percent in 2017 compared to 1.5 percent in 2016. Business investment increased notably compared to the prior year while the labor market tightened further and measures on the housing market reflected positively. On average, long-term interest rates were modestly higher in 2017 as compared to 2016 and have continued to gradually rise in the early stages of 2018.
Labor market conditions improved further during 2017 with solid job gains and a lower unemployment rate as compared with the end of 2016. Wage growth, on average, decelerated modestly. In 2017, non-farm payrolls added approximately 2.1 million jobs compared to 2.2 million and 2.7 million in 2016 and 2015, respectively. The unemployment rate ended the fourth quarter of 2017 at 4.1 percent, 60 basis points lower than compared to December 31, 2016.
Business investment, which includes investment in structures, equipment and software, increased notably compared to the prior year. Private nonresidential fixed investment advanced 4.7 percent in 2017 compared to a decline of 0.6 percent in 2016. Alternatively, investment in residential structures decelerated, largely attributed to lower levels of new construction for multifamily housing units. Private residential fixed investment increased 1.7 percent in 2017 compared to 5.5 percent in 2016 as investment in multifamily structures slowed from 9.0 percent to 1.7 percent over the same timeframe.
Measures of consumer confidence, on average, were higher than the levels experienced in 2016 which supported household spending. Personal consumption expenditures increased 2.7 percent in both 2017 and 2016. However, household spending appeared to come at the expense of saving as the personal saving rate, on average, declined compared to 2016.
Housing starts, new home sales and prices increased compared to 2016. The sale for new single family houses increased from 2.9 million in 2016 to 3.3 million in 2017, led by sales in the South Census Region. Nationally, prices continued to climb as inventories remained low and activity increased. Additionally, housing starts increased from 1.17 million in the prior year to 1.20 million in 2017.
The Federal Reserve’s Open Market Committee (FOMC) increased the target range for the federal funds rate to 1.25 to 1.50 percent in the December 2017 meeting. During the year, the FOMC increased the target range for the federal funds rate by 75 basis points in three occurrences. Additionally, in October 2017, the FOMC began implementing a balance sheet normalization program. The program will gradually reduce the Federal Reserve’s securities holdings by decreasing reinvestment of principal payments from those securities. The FOMC has continued to emphasize that changes in monetary policy will be data dependent.
On average, the 10-year U.S. Treasury note yield was 50 basis points higher in 2017 as compared to 2016 and ended the fourth quarter of 2017 at 2.40 percent, or 7 basis points higher than the third quarter of 2017. However, the spread between the 2-year and 10-year U.S. Treasury note yields ended the fourth quarter of 2017 at 0.51 percent, 35 basis points lower than September 30, 2017 and 74 basis points lower compared with December 31, 2016.
We are currently witnessing a mix of interest rates on pending loan originations, that are on average higher than our overall loan portfolio yield, during the early stages of the first quarter of 2018. However, we do see some offset potentially coming in the form of higher deposit and borrowing costs in our primary markets. To that end, despite solid loan demand, particularly in commercial real estate and residential mortgage lending, our business operations and results could be challenged in the future due to several external factors, including, but not limited to, the decline in the spread between short- and long-term market interest rates and/or slower than expected economic activity within our markets.
Loans. Total loans increased by $1.1 billion, or 6.4 percent, to $18.3 billion at December 31, 2017 from December 31, 2016, net of residential mortgage loans sold during 2017. Total commercial real estate loans of $10.3 billion at December 31, 2017 grew by $803.3 million, or 8.4 percent, as compared to December 31, 2016 and were supplemented by normal loan and loan participation purchase activity totaling approximately $411 million during the year ended December 31, 2017. At December 31, 2017, other consumer loans totaled $728.1 million and increased by $150.9 million from December 31, 2016 largely due to continued growth and customer usage of collateralized personal lines of credit. Commercial and industrial loans totaled $2.7 billion at December 31, 2017 and increased by $103.2 million, or 3.9 percent, from December 31, 2016 largely due to organic loan growth from broad-based new customer activity in the second half of 2017. Automobile loans increased $69.7 million, or 6.1

2017 Form 10-K	36

percent, to $1.2 billion at December 31, 2017 from December 31, 2016 primarily due to strong indirect auto application activity during the third and fourth quarters of 2017. Residential mortgage loans totaled $2.9 billion at December 31, 2017 and decreased $8.9 million, or 0.3 percent, from December 31, 2016 due, in part, to the sale of approximately $752 million of loans (both new originations and seasoned loans) that were largely a function of our normal secondary mortgage banking activity and interest rate risk management of the balance sheet during 2017. Home equity loans totaled $446.3 million at December 31, 2017 and decreased $22.7 million from December 31, 2016 due to normal net repayment activity in 2017.
Our residential mortgage loan origination activity increased in 2017 as compared to 2016 largely due to the success of our growing team of Valley home mortgage consultants and our home purchase and refinance programs, as well as relatively favorable long-term market interest rates during 2017. Our new and refinanced residential mortgage loan originations increased 7.3 percent to $955.7 million for the year ended December 31, 2017 as compared to $891.0 million in 2016. During 2017, Valley sold $800.9 million of residential mortgage loans (including $57.7 million of residential mortgage loans held for sale at December 31, 2016), as compared to approximately $558.1 million of mortgages sold during the year ended December 31, 2016. However, net gains on sales of residential mortgage loans decreased to $20.8 million for the year ended December 31, 2017 as compared to $22.0 million in 2016 largely due to narrower spreads on the interest rates of loans sold. Our residential mortgage production was relatively stable in the fourth quarter of 2017 as compared to the linked third quarter of 2017, and we have continued to see solid loan application volumes in the early stages of the first quarter of 2018. Additionally, we expect to continue our growth model for residential mortgage lending during 2018 and increase the Valley home consultant team primarily in the Florida markets during 2018.
For 2018, we have established a goal to grow our overall loan portfolio in the range of 8 to 10 percent, adjusted for the recent USAB acquisition. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. At December 31, 2017, our PCI loan portfolio totaled $1.4 billion, or 7.6 percent of our total loan portfolio, and includes all of the loans acquired from CNL on December 1, 2015.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans were 0.70 percent and 0.55 percent at December 31, 2017 and 2016, respectively. Total accruing past due loans increased to $80.5 million at December 31, 2017 from $56.7 million at December 31, 2016 mostly due to normal period-end fluctuations in early stage delinquencies and a few large matured performing commercial real estate and construction loans in the normal process of renewal at December 31, 2017. Non-accrual loans totaled $47.2 million, or 0.26 percent of our entire loan portfolio of $18.3 billion, at December 31, 2017 as compared to $37.5 million, or 0.22 percent of total loans, at December 31, 2016. Overall, our non-performing assets increased by 16.2 percent to $57.5 million at December 31, 2017 as compared to $49.4 million at December 31, 2016 largely due to an increase in non-accrual commercial and industrial loans, partially offset by a $1.9 million decline in non-accrual debt securities.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will remain at, or increase from, the levels reported as of December 31, 2017. See the “Non-performing Assets” section below for further analysis of our asset quality.
Investments. During the year ended December 31, 2017, we recognized net losses on securities transactions of $20 thousand as compared to net gains totaling $777 thousand and $2.5 million in 2016 and 2015, respectively. Valley recognized no other-than-temporary impairment charges attributable to credit on investment securities during the years ended December 31, 2017, 2016 and 2015. See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.
Deposits and Other Borrowings. The mix of total deposits remained relatively unchanged during 2017 as compared to 2016. Non-interest bearing deposits represented approximately 29 percent of total average deposits for the year ended December 31, 2017, while savings, NOW and money market accounts were 52 percent and time deposits were 19 percent. Average non-interest bearing deposits increased $125.0 million to approximately $5.2 billion for the year ended December 31, 2017 as compared to 2016 due, in part, to our continuous efforts to encourage new loan borrowers to maintain deposit accounts at Valley. Average savings, NOW and money market account balances and time deposit balances increased $371.1 million and $225.4 million to $8.9 billion and $3.3 billion in 2017, respectively, largely due to second half of 2017 retail and business account initiatives used to fund our loan growth and other liquidity needs.

37	2017 Form 10-K

Average short-term borrowings increased $239.2 million to $1.5 billion for 2017 as compared to 2016. Within this category, average FHLB advances increased $328.0 million to $1.2 billion, partially offset by moderate declines in repos with commercial counterparties, federal funds purchased and customer (deposit sweep) repos as compared to 2016. The increase in average FHLB advance balances for 2017 was largely due to loan growth and balancing the appropriate mix of short- and long-term funding in the current interest rate environment.
Average long-term borrowings increased $279.7 million to approximately $1.9 billion for 2017 as compared to 2016 largely due to an increase in average FHLB advances also due to strong loan growth during 2017. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.
Borrowing Strategy. As part of its funding and asset/liability management strategies, Valley periodically assesses the viability of the prepayment or modification of various levels of debt on its balance sheet, including the remaining portion of its relatively high cost borrowings (mostly from the Federal Home Loan Bank of New York) that contractually mature in 2021 and 2022. As time moves closer to such maturity dates, the cash charge (or the "prepayment penalty") related to the early repayment of these borrowings, while substantial, may decline and become a more advantageous option to Valley dependent upon the current level of market interest rates for similar or alternate funding sources.
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
Moving forward, we will continue to evaluate all of our remaining high cost borrowings for future opportunities, including potential prepayments, to enhance our net interest income and margin. Our ability to take action is dependent on the level of market interest rates, our ability to obtain similar amounts of debt instruments, as well as other factors. See Note 10 to the consolidated financial statements for more details on our borrowed funds.
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
Annual Period 2017. Net interest income on a tax equivalent basis increased by $50.1 million to $676.6 million for 2017 compared with $626.5 million for 2016. The increase was mainly driven by a $1.4 billion increase in average loan balances,

2017 Form 10-K	38

partially offset by interest expense related to a $1.1 billion increase in average interest bearing liabilities as compared to 2016. See further discussion of the changes in our average interest earning assets and interest bearing liabilities below.
The net interest margin on a tax equivalent basis was 3.15 percent for the year ended December 31, 2017, a decrease of 1 basis point as compared to 3.16 percent for 2016. The decrease was largely due to a 9 basis point increase in the cost of interest bearing liabilities to 1.11 percent for 2017. The increase in the overall cost as compared to 2016 was mainly driven by an increase of 16 basis points in our cost of average savings, NOW and money market deposit accounts, and a 25 basis point increase in the cost of average short-term borrowings. Both increases were largely due to a gradual increase in short-term market interest rates during 2017 that were influenced by four individual increases of 0.25 percent in the federal funds target rate from mid-December 2016 to mid-December 2017 by the FOMC. The federal funds target rate ended 2017 at a range of 1.25 percent to 1.50 percent as compared to a range of 0.25 percent to 0.50 percent for the vast majority of 2016. The cost of average time deposits also increased 6 basis points due, in part, to the new deposit gathering initiatives in the second half of 2017. Partially offsetting these increases, the cost of average long-term borrowings declined by 60 basis points partly due to the prepayment of high cost borrowings of $405 million in the third quarter of 2016 and new FHLB borrowings with interest rates lower than the average rate of our pre-existing borrowings. Largely mitigating the higher cost of funding, the yield on interest earning assets increased 5 basis points mainly attributable to the increased yield on average investment securities and overnight interest bearing balances. Our average taxable investment portfolio yield increased 29 basis points during 2017 as compared to one year ago largely due to lower prepayments and premium amortization on residential mortgage-backed securities. The yield on average loans decreased 1 basis points to 4.17 percent for 2017 as compared to 4.18 percent in 2016 partly due to declines of $2.9 million and $1.2 million in interest income recoveries and prepayment penalty fees, respectively, as well as a $1.8 million decline in fee income related to derivative interest rate swaps executed with customers as compared to 2016. The decline in these periodic interest and fee income sources was mostly mitigated by improved yields on new and refinanced loans during 2017.
Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate increased from 1.83 percent in 2016 to 2.33 percent in 2017, positively impacting our yield on average loans as new and renewed fixed-rate loans originated in 2017. Additionally, the U.S. prime rate increased to 4.50 percent from 4.25 percent in mid-December 2017 and has increased four times since mid-December 2016 in conjunction with the increase in the targeted federal funds rate. The higher U.S. prime rate, and our increase in the Valley prime rate to 5.50 percent from 5.25 percent during December 2017, will have an immediate positive impact on the yield of our U.S. and Valley prime rate based loan portfolios for 2018 as compared to 2017. Should the treasury rates remain at or increase above current levels, this will also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans.
Average interest earning assets totaling $21.5 billion for the year ended December 31, 2017 increased $1.7 billion, or 8.4 percent, as compared to 2016. Average loan balances increased $1.4 billion to $17.8 billion in 2017 and drove the $56.8 million increase in the interest income on a tax equivalent basis for loans as compared to 2016. The growth in average loans during 2017 was fueled mostly by solid demand for commercial real estate loans and secured personal lines of credit throughout the year, supplemented by $411 million of purchased loans primarily consisting of participations in multi-family loans and whole 1-4 family loans that were a mix of qualifying and non-qualifying CRA loans. Average investment securities increased $339.5 million to approximately $3.5 billion in 2017 due to moderate expansion of the taxable portfolio mostly within the residential mortgage-backed securities classified as available for sale category. Average federal funds sold and other interest bearing deposits decreased $98.5 million to $189.6 million for the year ended December 31, 2017 as compared to 2016 mostly due to lower levels of overnight liquidity held primarily caused by fluctuations in the timing of new loan originations and loan purchases.
Average interest bearing liabilities increased $1.1 billion to $15.6 billion for the year ended December 31, 2017 from the same period in 2016 due to increases in several funding categories. Average savings, NOW and money market accounts increased $371.1 million mostly due to retail money market account gathering initiatives during the second half of 2017 partially offset by slightly lower utilization of brokered money market account balances in our loan growth funding strategy and other liquidity needs in 2017. Average time deposits increased $225.4 million to $3.3 billion for 2017 as compared to 2016 mainly due to similar retail certificate of deposit strategies executed in the second half of 2017. Average short-term and long-term borrowings increased $239.2 million and $279.7 million in 2017, respectively, as compared to 2016 due, in part, to a higher level of FHLB borrowings used to fund new loan and investment activities, partially offset by declines in both short and long-term securities sold under agreements to repurchase ("repos"). See the "Fourth Quarter of 2017" section below for more information regarding changes in our interest bearing liabilities during 2017.
Fourth Quarter of 2017. Net interest income on a tax equivalent basis totaling $173.9 million for the fourth quarter of 2017 increased $7.1 million and $7.3 million as compared to the third quarter of 2017 and fourth quarter of 2016, respectively. Interest income on a tax equivalent basis increased $8.8 million to $222.5 million for the fourth quarter of 2017 as compared to the third quarter of 2017 largely due to a 13 basis point increase in the yield on average loans and an increase of $236.4 million in average

39	2017 Form 10-K

loans. The increase in loan yield was supplemented by a combined increase of $2.2 million in periodic commercial loan fee income related to derivative interest rate swaps executed with customers and loan prepayment penalty fees as compared to the third quarter of 2017, as well as higher interest accretion on certain acquired PCI loan pools caused by improvements in forecasted cash flows. Interest expense of $48.5 million for the three months ended December 31, 2017 increased $1.7 million and $11.8 million from the third quarter of 2017 and fourth quarter of 2016, respectively. During the fourth quarter of 2017, our interest expense on deposits increased by $2.2 million from the linked third quarter largely due to higher rates on certain retail money market and time deposit offerings. Interest expense on long-term borrowings also increased $1.2 million in the fourth quarter of 2017 as compared to the third quarter of 2017 due to an increase of $312.2 million in the average balances. Average long-term borrowings in the fourth quarter of 2017 increased as compared to the third quarter of 2017 mostly due to new long-term FHLB borrowings replacing a portion of our short-term borrowings that matured during the third and fourth quarters of 2017. Both the interest expense on short-term borrowings and average balances declined by $1.7 million and $526.4 million, respectively, during the fourth quarter of 2017 as compared to the third quarter of 2017 due to the partial shift to longer term funding and a reduction in borrowings due to the success of our deposit gathering initiatives in the second half of 2017.
The net interest margin on a tax equivalent basis was 3.17 percent for the fourth quarter of 2017, an increase of 9 basis points from 3.08 percent in the linked third quarter of 2017 and a 10 basis point decrease from 3.27 percent for the fourth quarter of 2016. The yield on average interest earning assets increased by 11 basis points on a linked quarter basis. The higher yield was mainly a result of the 13 basis point increase in the yield on average loans to 4.28 percent for the fourth quarter of 2017. The overall cost of average interest bearing liabilities increased by 3 basis points from 1.19 percent in the linked third quarter of 2017. The increase was primarily due to a 4 basis point increase in the cost of deposits. Our cost of deposits totaled 0.65 percent for the fourth quarter of 2017 as compared to 0.61 percent for the three months ended September 30, 2017.
Looking forward, our net interest margin for the first quarter of 2018 may decline as compared to the fourth quarter of 2017 due to a multitude of conditional, and sometimes unpredictable, factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of long-term market interest rates, further repayment of higher yielding interest earning assets, and the re-pricing risk related to interest bearing deposits and short-term borrowings due to a rise in short-term market interest rates. Additionally, our investment portfolios include a large number of residential mortgage-backed securities purchased at a premium. The amortization of such premiums, which impacts both the yield and interest income recognized on such securities, may increase or decrease depending upon the level of principal prepayments and market interest rates. To manage these risks, we continuously explore ways to maximize our mix of interest earning assets on our balance sheet, while maintaining a low cost of funds to optimize our net interest margin and overall returns. The increase in both the U.S. and Valley prime rates (to 4.50 percent and 5.50 percent, respectively) in response to the Federal Reserve's 25 basis point increase in the targeted federal funds rate in mid-December 2017 may more fully benefit both our future net interest income and margin in the first quarter as compared to the fourth quarter as we close additional new variable loans at these rates.

2017 Form 10-K	40

The following table reflects the components of net interest income for each of the three years ended December 31, 2017, 2016 and 2015:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2017			2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$17,819,003	$742,750	4.17%	$16,400,745	$685,927	4.18%	$14,447,020	$633,220	4.38%
Taxable investments (3)	2,910,390	82,488	2.83	2,536,197	64,349	2.54	2,161,094	58,607	2.71
Tax-exempt investments (1)(3)	569,469	23,691	4.16	604,188	23,903	3.96	546,129	22,413	4.10
Federal funds sold and other interest bearing deposits	189,636	1,793	0.95	288,182	1,126	0.39	271,261	649	0.24
Total interest earning assets	21,488,498	850,722	3.96	19,829,312	775,305	3.91	17,425,504	714,889	4.10
Allowance for loan losses	(117,529)			(109,084)			(105,126)
Cash and due from banks	236,297			291,021			311,732
Other assets	1,886,035			2,032,704			1,809,504
Unrealized losses on securities available for sale, net	(14,503)			921			(3,559)
Total assets	$23,478,798			$22,044,874			$19,438,055
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$8,934,335	$55,300	0.62%	$8,563,208	$39,787	0.46%	$7,259,838	$24,824	0.34%
Time deposits	3,329,693	42,546	1.28	3,104,307	37,775	1.22	2,953,689	35,432	1.20
Total interest bearing deposits	12,264,028	97,846	0.80	11,667,515	77,562	0.66	10,213,527	60,256	0.59
Short-term borrowings	1,486,001	18,034	1.21	1,246,790	12,022	0.96	243,192	919	0.38
Long-term borrowings (4)	1,890,288	58,227	3.08	1,610,576	59,190	3.68	2,450,628	95,579	3.90
Total interest bearing liabilities	15,640,317	174,107	1.11	14,524,881	148,774	1.02	12,907,347	156,754	1.21
Non-interest bearing deposits	5,192,087			5,067,124			4,396,331
Other liabilities	174,643			199,299			175,620
Shareholders’ equity	2,471,751			2,253,570			1,958,757
Total liabilities and shareholders’ equity	$23,478,798			$22,044,874			$19,438,055
Net interest income/interest rate spread (5)		676,615	2.85%		626,531	2.89%		558,135	2.89%
Tax equivalent adjustment		(8,303)			(8,382)			(7,866)
Net interest income, as reported		$668,312			$618,149			$550,269
Net interest margin (6)			3.11%			3.12%			3.16%
Tax equivalent effect			0.04			0.04			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.15%			3.16%			3.20%

(1)
Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate. Effective January 1, 2018, Valley's federal tax rate decreased from 35 percent to 21 percent under the Tax Act.

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

(6)	Net interest income as a percentage of total average interest earning assets.

41	2017 Form 10-K

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$59,125	$(2,302)	$56,823	$82,703	$(29,996)	$52,707
Taxable investments	10,114	8,025	18,139	9,695	(3,953)	5,742
Tax-exempt investments*	(1,411)	1,199	(212)	2,319	(829)	1,490
Federal funds sold and other interest bearing deposits	(491)	1,158	667	43	434	477
Total increase (decrease) in interest income	67,337	8,080	75,417	94,760	(34,344)	60,416
Interest expense:
Savings, NOW and money market deposits	1,790	13,723	15,513	4,990	9,973	14,963
Time deposits	2,824	1,947	4,771	1,827	516	2,343
Short-term borrowings	2,561	3,451	6,012	8,069	3,034	11,103
Long-term borrowings and junior subordinated debentures	9,418	(10,381)	(963)	(31,145)	(5,244)	(36,389)
Total (decrease) increase in interest expense	16,593	8,740	25,333	(16,259)	8,279	(7,980)
Increase (decrease) in net interest income	$50,744	$(660)	$50,084	$111,019	$(42,623)	$68,396

*
Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate. Effective January 1, 2018, Valley's federal tax rate decreased from 35 percent to 21 percent under the Tax Act.

Non-Interest Income
Non-interest income represented 10.9 percent and 11.9 percent of total interest income plus non-interest income for 2017 and 2016, respectively. For the year ended December 31, 2017, non-interest income increased $216 thousand compared with 2016. The following table presents the components of non-interest income for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Trust and investment services	$11,538	$10,345	$10,020
Insurance commissions	18,156	19,106	17,233
Service charges on deposit accounts	21,529	20,879	21,176
(Losses) gains on securities transactions, net	(20)	777	2,487
Fees from loan servicing	7,384	6,441	6,641
Gains on sales of loans, net	20,814	22,030	4,245
Bank owned life insurance	7,338	6,694	6,815
Other	16,702	16,953	15,185
Total non-interest income	$103,441	$103,225	$83,802

2017 Form 10-K	42

Trusts and investment services income increased $1.2 million for the year ended December 31, 2017 as compared to 2016 mainly due to higher investment and advisory fees resulting from increased assets under management during 2017. The increase in assets under management was largely due to higher market valuations and asset appreciation during 2017.
Insurance commissions decreased $950 thousand for the year ended December 31, 2017 from $19.1 million in 2016 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.
Fees from loan servicing increased $943 thousand for the year ended December 31, 2017 as compared to $6.4 million in 2016 mainly due to the high volume of loans originated for sale and significantly higher sales volumes during 2017 (as discussed further below). Valley retains loan servicing on the vast majority of its loans originated and sold in the secondary market.
Net gains on sales of loans decreased $1.2 million for the year ended December 31, 2017 as compared to 2016 largely due to lower spreads (or margins) on individual loan sales despite a higher volume of residential mortgage loans sold during 2017. Residential mortgage loan originations (including both new and refinanced loans) increased 7.3 percent to $955.7 million for the year ended December 31, 2017 as compared to $891.0 million in 2016. During 2017, we sold $800.9 million of residential mortgages originated for sale (including $57.7 million of residential mortgage loans held for sale at December 31, 2016), as compared to $558.1 million of residential mortgage loans sold during 2016. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net change in the fair value of loans held for sale totaled a net loss of $782 in 2017 as compared to a net loss of $4 thousand in 2016. During the fourth quarter of 2017, we recognized net gains totaling approximately $6.4 million. While we expect net gains on sales of loans to remain at or near this level in the first quarter of 2018, our intention and ability to sell mortgage loans are dependent on many factors, including, but not limited, to the level of interest rates, consumer demand, the economy and interest rate risk strategies maintained for our balance sheet. See further discussions of our residential mortgage loan origination activity under “Loans” in the "Executive Summary" section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.
Non-Interest Expense
Non-interest expense increased $32.9 million to $509.1 million for the year ended December 31, 2017 as compared to 2016. The following table presents the components of non-interest expense for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
		(in thousands)
Salary and employee benefits expense	$254,569	$235,853	$221,765
Net occupancy and equipment expense	92,243	87,140	90,521
FDIC insurance assessment	19,821	20,100	16,867
Amortization of other intangible assets	10,016	11,327	9,169
Professional and legal fees	25,834	17,755	18,945
Loss on extinguishment of debt	—	315	51,129
Amortization of tax credit investments	41,747	34,744	27,312
Telecommunication expense	9,921	10,021	8,259
Other	54,922	58,870	55,108
Total non-interest expense	$509,073	$476,125	$499,075
Salary and employee benefits expense increased by $18.7 million for the year ended December 31, 2017 due to increased salaries and cash incentive compensation (both paid and accrued) for the year ended December 31, 2017. The increases were largely due to normal increases in annual compensation and incentives, expansion of our technology and home mortgage consultant teams, as well as severance costs totaling $3.8 million related to our LIFT initiative recognized during the third quarter of 2017. Health insurance expenses, which can be volatile due to self-funding of a large portion of our insurance plan, increased by $2.0 million for the year ended December 31, 2017 as compared with the same period in 2016. The increase in salary and employee benefits during the year ended December 31, 2017 was also attributable to a $1.8 million increase in stock-based compensation expense as compared to the same period of 2016. During the first quarter of 2018, Valley's salary and employee benefits expense is expected to include appropriately $9.0 million of USAB merger expenses, consisting of change in control agreement, severance and stay bonus expenses related to former USAB officers and employees.
Net occupancy and equipment expenses increased $5.1 million for the year ended December 31, 2017 as compared to 2016 largely due to higher technology equipment related expense.

43	2017 Form 10-K

Amortization of intangible assets decreased $1.3 million for the year ended December 31, 2017 as compared to 2016 mainly due to net recoveries of impairment charges on certain loan servicing rights during 2017 as well as a normal decrease in the amortization expense of certain core deposit intangibles. Valley recognized net recoveries of impairment charges on its loan servicing rights totaling $429 thousand for the year ended December 31, 2017 as compared to net impairment charges totaling $611 thousand for 2016. The positive effect of these items was partially offset by higher amortization expense of loan servicing rights caused, in part, by additional loan servicing rights recorded over the last twelve-month period.
Professional and legal fees increased $8.1 million for the year ended December 31, 2017 as compared to 2016 largely due to advisory and legal fees related to our LIFT program and the acquisition of USAB during 2017.
Amortization of tax credit investments increased $7.0 million for the year ended December 31, 2017 as compared to 2016 mostly due to a $4.3 million charge related to the impairment of tax credit investments caused by the Tax Act, as well as normal differences in the timing and amount of such investments and recognition of the related tax credits. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for additional information.
Other non-interest expense decreased $3.9 million for the year ended December 31, 2017 as compared to 2016 mainly due to declines in both bank operating losses and branch closing costs and a $1.2 million increase in net gains on other real estate owned. Other significant components of other expense include postage, stationary and printing, insurance, debit card and ATM expenses.
Efficiency Ratio. The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments, charges related to the LIFT program, merger related expenses and the loss on extinguishment of debt within non-interest expense.
The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Total non-interest expense	$509,073	$476,125	$499,075
Less: Amortization of tax credit investments (pre-tax)	41,747	34,744	27,312
Less: LIFT program expenses (pre-tax) (1)	9,875	—	—
Less: Merger related expenses (pre-tax) (2)	2,620	—	1,806
Loss on extinguishment of debt	—	315	51,129
Total non-interest expense, adjusted	$454,831	$441,066	$418,828
Net interest income	$668,312	$618,149	$550,269
Total non-interest income	103,441	103,225	83,802
Total net interest income and non-interest income	$771,753	$721,374	$634,071
Efficiency ratio	65.96%	66.00%	78.71%
Efficiency ratio, adjusted	58.93%	61.14%	66.05%

(1)	LIFT program expenses are primarily within professional and legal fees and salary and employee benefits expense.

(2)	Merger related expenses are primarily within professional and legal fees.
See the “Results of Operations—2016 Compared to 2015” section later in this MD&A for the discussion and analysis of changes in our non-interest expense from 2015 to 2016.
Income Taxes
Income tax expense was $90.8 million for the year ended December 31, 2017, reflecting an effective tax rate of 35.9 percent, as compared to $65.2 million for the year ended 2016, reflecting an effective tax rate of 28.0 percent. The increase in both income

2017 Form 10-K	44

tax expense and the effective tax rate in 2017 was primarily caused by the estimated impact of the Tax Act, consisting of an $15.4 million charge resulting from the re-measurement of Valley's estimated net deferred tax asset as of December 31, 2017. Excluding the $15.4 million charge and after-tax impairment of tax credit investments totaling $3.1 million related to the Tax Act, the adjusted effective tax rate would be 28.6 percent for the year ended December 31, 2017.
U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 21 percent to 23 percent for 2018, primarily reflecting the estimated impacts of the Tax Act, tax-exempt income, tax-advantaged investments and general business credits, exclusive of any potential future tax reform measures or other unanticipated changes in tax laws and regulations.
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
Consumer lending. The consumer lending segment is mainly comprised of residential mortgage loans, automobile loans and home equity loans and represented in the aggregate 28.6 percent of the total loan portfolio at December 31, 2017. The duration of the residential mortgage loan portfolio (which represented 15.6 percent of our total loan portfolio at December 31, 2017) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 6.6 percent of total loans at December 31, 2017) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.
Average interest earning assets in this segment increased $84.4 million to $5.2 billion for the year ended December 31, 2017 as compared to 2016. The increase was largely attributable to continued organic growth in secured personal lines of credit and, to a lesser extent, auto loans over the last 12-month period, partially offset by a decline in average residential mortgage loans and home equity loans. The decline in residential mortgage loans was largely driven by normal repayment activity, a high percentage of loans originated for sale (rather than held for investment), and the transfer and sale of approximately $313 million of performing fixed rate mortgages from the loans held for investment portfolio during 2017.
Income before income taxes generated by the consumer lending segment decreased $6.5 million to $63.5 million for the year ended December 31, 2017 as compared to $70.0 million in 2016. This decrease was largely attributable to increases of $9.5 million and $2.3 million in non-interest expense and the provision for loan losses, respectively, as compared to 2016. The increase in non-interest expense was due, in part, to higher salary and employee benefits expense which included charges related to LIFT and additional compensation related to our growing home mortgage consultant team. The increase in the provision for loan losses was mainly due to the aforementioned loan growth within the non-real estate loan portion of this segment and slightly higher net charge-offs in 2017. The negative impact of these items was partially offset by an increase in net interest income of $1.7 million and a decrease of $3.6 million in internal transfer expense for the year ended December 31, 2017 as compared to 2016. The increase in net interest income was mainly due to a combination of higher loan yields and average interest earnings assets.

45	2017 Form 10-K

The net interest margin on the consumer lending portfolio decreased 2 basis points to 2.77 percent for the year ended December 31, 2017 as compared to 2016 due to a 7 basis point increase in the costs associated with our funding sources that was partially offset by a 5 basis point increase in the yield on average loans. The increase in our cost of funds was primarily due to increased short-term interest rates resulting from the Federal Reserve's gradual increase in short-term market interest rates during 2017. The federal funds target rate ended 2017 at a range of 1.25 percent to 1.50 percent as compared to a range of 0.25 percent to 0.50 percent for the vast majority of 2016.
The return on average interest earning assets before income taxes for the consumer lending segment was 1.23 percent for 2017 compared to 1.38 percent for 2016.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $2.7 billion and represented 15.0 percent of the total loan portfolio at December 31, 2017. Commercial real estate loans and construction loans totaled $10.3 billion and represented 56.4 percent of the total loan portfolio at December 31, 2017.
Average interest earning assets in this segment increased $1.3 billion to $12.7 billion for the year ended December 31, 2017 as compared to 2016. The increase was primarily attributable to solid organic commercial real estate loan volumes in New York, New Jersey and Florida, supplemented by approximately $301 million of purchased loans partly consisting of participations in multi-family loans during the last 12 months.
For the year ended December 31, 2017, income before income taxes for the commercial lending segment increased $30.3 million to $223.3 million as compared to 2016 mostly due to an increase in net interest income and a decrease in the provision for credit losses, partially offset by increases in both non-interest expense and internal transfer expense. Net interest income increased $34.0 million to $465.0 million for the year ended December 31, 2017 as compared to 2016 largely due to the aforementioned increase in average loan balances. The provision for credit losses decreased $4.2 million to $6.7 million for the year ended December 31, 2017 as compared to 2016 (See details in the "Allowance for Credit Losses" section of this MD&A). The internal transfer expense and non-interest expense increased $6.6 million and $1.1 million, respectively, for the year ended December 31, 2017 as compared to 2016.
The net interest margin for this segment decreased 14 basis points to 3.67 percent during 2017 as a result of a 7 basis point decrease in the yield on average loans and 7 basis point increase in the cost of our funding sources as compared to 2016. The decrease in the yield on average loans was partly due to declines in interest income recoveries and prepayment penalty fees as well as a decline in fee income related to derivative interest rate swaps executed with customers as compared to 2016. The decline in these periodic interest and fee income sources was mostly mitigated by improved yields on new and refinanced loans during 2017.
The return on average interest earning assets before income taxes for this segment was 1.77 percent for 2017 compared to 1.71 percent for the prior year period.

Investment management. The investment management segment generates a large portion of our income through investments in various types of securities and interest-bearing deposits with other banks. These investments are mainly comprised of fixed rate securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the FRB of New York), as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of our balance sheet. See the “Asset/Liability Management” section below for further analysis.
Average interest earning assets increased $240.9 million to $3.7 billion for the year ended December 31, 2017 as compared to 2016 mostly due to moderate expansion of the taxable portfolio mostly within the residential mortgage-backed securities classified as available for sale category. Average federal funds sold and other interest bearing deposits decreased $98.5 million to $189.6 million for the year ended December 31, 2017 as compared to 2016 mostly due to lower levels of overnight liquidity held primarily caused by fluctuations in the timing of new loan originations and loan and investment purchases.
For the year ended December 31, 2017, income before income taxes for the investment management segment increased $15.8 million to $38.4 million as compared to 2016 primarily due to a $14.6 million increase in net interest income. The increase in net interest income was mainly driven by the growth in the investment portfolio and higher yield on average investments during the year ended December 31, 2017 as compared to 2016.

2017 Form 10-K	46

The net interest margin for this segment increased 26 basis points to 2.18 percent during the year ended December 31, 2017 as compared to 2016 as a result of a 33 basis point increase in the yield on average investments, partially offset by a 7 basis point increase in costs associated with our funding sources. The higher yield was caused by a 29 basis point increase in yield on average taxable investment portfolio during 2017 as compared to one year ago partly due to lower prepayments and premium amortization on residential mortgage-backed securities during 2017.
The return on average interest earning assets before income taxes for this segment was 1.05 percent for 2017 compared to 0.66 percent for 2016.
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
The pre-tax net loss for the corporate segment increased $20.3 million for the year ended December 31, 2017 to $72.5 million as compared to 2016. The increase in the net loss for this segment was mainly due to a increase in non-interest expense, partially offset by an increase in internal transfer income. The non-interest expense increased $22.5 million to $364.5 million for the year ended December 31, 2017 as compared to 2016 largely due to higher salary and employee benefits expense, and professional and legal fees caused by charges related to the LIFT program and USAB acquisition recognized in the second half of 2017. See further details in the "Non-Interest Expense" section in this MD&A. Internal transfer income increased $3.0 million to $283.2 million for the year ended December 31, 2017 as compared to the prior year.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2017. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2017. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2017. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2017 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2017. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2017.
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

47	2017 Form 10-K

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
The following table reflects management’s expectations of the change in our net interest income over the next 12-month period in light of the aforementioned assumptions. While an instantaneous and severe shift in interest rates was used in this simulation model, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact than shown in the table below.

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$(9,336)	(1.37)%
+100	(2,349)	(0.35)
- 100	(32,643)	(4.81)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12 months by 0.35 percent. The sensitivity of our balance sheet to such a move in interest rates at December 31, 2017 decreased as compared to December 31, 2016 (which was an increase of 0.03 percent in net interest income over a 12-month period). However, the interest rate sensitivity of our balance sheet remains within our current objectives for generating net interest income. In addition, we believe the balance sheet remains well-positioned to respond positively to actual changes in the market interest rate environment. Our current asset sensitivity to a 100 basis point immediate increase in interest rates is impacted by, among other factors, asset cash flow and repricing characteristics, complemented by a funding structure that provides for very stable earnings and low volatility. Future changes including, but not limited to, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.
Our interest rate swaps and cap designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the three-month LIBOR rate or the prime rate (as reported by The Wall Street Journal). Our cash flow interest rate swaps had a total notional value of $482 million at December 31, 2017 and currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, and a much smaller amount of certain brokered certificates of deposit, to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the relatively low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during 2017. This negative trend will likely continue based upon the current market expectations regarding the Federal Reserve’s monetary policies which are designed to impact the level of market interest rates. See Note 15 to the consolidated financial statements for further details on our derivative transactions.

2017 Form 10-K	48

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2017 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2018	2019	2020	2021	2022	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	1.40%	$172,800	$—	$—	$—	$—	$—	$172,800	$172,800
Investment securities held to maturity	3.33	445,235	249,653	240,977	227,551	153,312	525,963	1,842,691	1,837,620
Investment securities available for sale	2.52	225,974	193,944	187,451	150,656	185,222	550,658	1,493,905	1,493,905
Loans held for sale, at fair value	3.47	15,119	—	—	—		—	15,119	15,119
Loans	4.14	7,111,895	2,279,383	2,066,443	1,865,928	1,625,817	3,382,114	18,331,580	17,562,153
Total interest sensitive assets	3.94%	$7,971,023	$2,722,980	$2,494,871	$2,244,135	$1,964,351	$4,458,735	$21,856,095	$21,081,597
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.71%	$9,365,013	$—	$—	$—	$—	$—	$9,365,013	$9,365,013
Time	1.38	1,921,365	747,513	316,089	221,351	183,836	173,367	3,563,521	3,465,373
Short-term borrowings	1.36	748,628	—	—	—	—	—	748,628	679,316
Long-term borrowings	2.56	669,038	100,000	—	840,000	250,000	456,781	2,315,819	2,453,797
Junior subordinated debentures	6.19	24,743	—	—	—	—	17,031	41,774	37,289
Total interest sensitive liabilities	0.87%	$12,728,787	$847,513	$316,089	$1,061,351	$433,836	$647,179	$16,034,755	$16,000,788
Interest sensitivity gap		$(4,757,764)	$1,875,467	$2,178,782	$1,182,784	$1,530,515	$3,811,556	$5,821,340	$5,080,809
Ratio of interest sensitive assets to interest sensitive liabilities		0.63:1	3.21:1	7.89:1	2.11:1	4.53:1	6.89:1	1.36:1	1.32:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2017 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities are reflected in the 2018 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.
Our cash flow derivatives are designed to protect us from upward movement in interest rates on certain deposits and other borrowings. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amount of our derivatives is not included in the table. We use various assumptions to estimate fair values. See Note 3 of the consolidated financial statements for further discussion of fair value measurements.
The total gap re-pricing within one year as of December 31, 2017 was a negative $4.8 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.63:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2017. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2017 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

49	2017 Form 10-K

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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at December 31, 2017.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85.0 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.0 billion, representing 9.3 percent of earning assets, at December 31, 2017 and $1.8 billion, representing 8.9 percent of earning assets, at December 31, 2016. Of the $2.0 billion of liquid assets at December 31, 2017, approximately $775.6 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $447 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2017) are projected to be approximately $4.2 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Core deposits averaged approximately $15.4 billion and $14.7 billion for the years ended December 31, 2017 and 2016, respectively, representing 71.8 percent and 73.9 percent of average earning assets at December 31, 2017 and 2016, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
The following table lists, by maturity, all certificates of deposit of $250 thousand and over at December 31, 2017:

2017
(in thousands)
Less than three months	$140,525
Three to six months	161,365
Six to twelve months	88,430
More than twelve months	256,958
Total	$647,278
Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $727 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. In addition to the FHLB advances, the Bank has pledged such assets to collateralize a $100 million letter of credit issued by the FHLB on Valley’s behalf to secure certain public deposits at December 31, 2017. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2017, our borrowing capacity under the Federal Reserve Bank's discount window was approximately $1.1 billion.

2017 Form 10-K	50

We also have access to other short-term and long-term borrowing sources to support our asset base. Short-term borrowings include securities sold under repos, federal funds purchased and FHLB advances. Our short-term borrowings decreased $332.4 million to $748.6 million at December 31, 2017 as compared to $1.1 billion at December 31, 2016 mainly due to a decrease in FHLB advances partially offset by an increase of $22.7 million in repo balances. The change in short-term borrowings is generally driven by the levels of loan originations (including residential mortgages originated for sale), repayments of long-term borrowings, and our use of time deposits, fully insured brokered deposits and other short-term funding in our current liquidity/funding strategies.
During 2017 and 2016, average short-term FHLB advances exceeded 30 percent of total shareholders' equity at December 31, 2017 and 2016, respectively. The following table sets forth information regarding Valley’s short-term FHLB advances at the dates and for the years ended December 31, 2017 and 2016:

	2017	2016
	($ in thousands)
FHLB advances:
Average balance outstanding	$1,196,507	$868,541
Maximum outstanding at any month-end during the period	1,907,000	1,163,000
Balance outstanding at end of period	427,000	782,000
Weighted average interest rate during the period	1.07%	1.19%
Weighted average interest rate at the end of the period	1.34	0.80
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
As of December 31, 2017, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, taxable and tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 9 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies, high quality corporate bonds and perpetual preferred equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.
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

51	2017 Form 10-K

Investment securities at December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in thousands)
Held to maturity
U.S. Treasury securities	$138,676	$138,830	$138,978
U.S. government agency securities	9,859	11,329	12,859
Obligations of states and political subdivisions:
Obligations of states and state agencies	244,272	252,185	194,547
Municipal bonds	221,606	314,405	310,318
Total obligations of states and political subdivisions	465,878	566,590	504,865
Residential mortgage-backed securities	1,131,945	1,112,460	852,289
Trust preferred securities	49,824	59,804	59,785
Corporate and other debt securities	46,509	36,559	27,609
Total investment securities held to maturity (amortized cost)	$1,842,691	$1,925,572	$1,596,385
Available for sale
U.S. Treasury securities	$49,642	$49,591	$549,473
U.S. government agency securities	42,505	23,041	29,963
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,219	40,342	44,414
Municipal bonds	74,665	79,425	80,552
Total obligations of states and political subdivisions	112,884	119,767	124,966
Residential mortgage-backed securities	1,223,295	1,015,542	696,428
Trust preferred securities	3,214	8,009	8,404
Corporate and other debt securities	51,164	60,565	77,552
Total debt securities	1,482,704	1,276,515	1,486,786
Equity securities	11,201	20,858	20,075
Total investment securities available for sale (fair value)	$1,493,905	$1,297,373	$1,506,861
Total investment securities	$3,336,596	$3,222,945	$3,103,246
As of December 31, 2017, total investments increased $113.7 million or 3.5 percent as compared to 2016 largely due to an increase in residential mortgage-backed securities classified as held for maturity and available for sale totaling a combined $227.2 million, partially offset by a $100.7 million decrease in obligations of states and state agencies classified as held to maturity.
At December 31, 2017, we had $1.1 billion and $1.2 billion of residential mortgage-backed securities classified as held to maturity and available for sale, respectively. Approximately 72 percent and 77 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The residential mortgage-backed securities also include $8.4 million of private label mortgage-backed securities almost entirely classified available for sale at December 31, 2017. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2017 were issued by either Freddie Mac or Fannie Mae.

2017 Form 10-K	52

The following table presents the remaining contractual maturities (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2017:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity
U.S. Treasury securities	$—	—%	$68,798	2.92%	$69,878	2.96%	$—	—%	$138,676	2.94%
U.S. government agency securities	—	—	—	—	—	—	9,859	3.17	9,859	3.17
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	40,923	3.77	132,899	4.75	70,450	2.79	244,272	4.02
Municipal bonds	16,776	3.98	100,616	5.06	100,524	4.43	3,690	4.59	221,606	4.69
Total obligations of states and political subdivisions	16,776	3.98	141,539	4.69	233,423	4.61	74,140	2.88	465,878	4.34
Residential mortgage-backed securities (4)	148	4.26			15,396	3.11	1,116,401	2.65	1,131,945	2.66
Trust preferred securities	—	—	—	—	510	8.00	49,314	4.84	49,824	4.87
Corporate and other debt securities	15,250	8.40	13,000	2.68	18,250	4.63	9	—	46,509	5.32
Total	$32,174	6.08%	$223,337	4.03%	$337,457	4.21%	$1,249,723	2.75%	$1,842,691	3.23%
Available for sale
U.S. Treasury securities	$—	—%	$49,642	1.60%	$—		$—	—%	$49,642	1.60%
U.S. government agency securities	350	2.95	2,940	(0.40)	2,017	2.29	37,198	2.79	42,505	2.55
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	—	—	12,244	3.76	19,835	3.98	6,140	4.74	38,219	4.03
Municipal bonds		—	33,598	2.91	28,951	4.39	12,116	4.90	74,665	3.81
Total obligations of states and political subdivisions	—	—	45,842	3.14	48,786	4.22	18,256	4.85	112,884	3.88
Residential mortgage-backed securities (4)	67	3.80	11,166	3.25	74,139	2.86	1,137,923	2.50	1,223,295	2.53
Trust preferred securities		—	—	—	—	—	3,214	2.10	3,214	2.10
Corporate and other debt securities	10,212	1.44	17,165	3.67	23,785	4.24	2	—	51,164	3.49
Total (5)	$10,629	1.50%	$126,755	2.54%	$148,727	3.52%	$1,196,593	2.55%	$1,482,704	2.64%

(1)
Held to maturity amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.

(2)	Average yields are calculated on a yield-to-maturity basis.

(3)
Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent. Effective January 1, 2018, Valley's federal income tax rate decreased to 21 percent under the Tax Act.

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

53	2017 Form 10-K

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
The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2017.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,428,753	$17,064	$(18,744)	$1,427,073
AA Rated	231,977	6,950	(78)	238,849
A Rated	41,750	1,050	—	42,800
Non-investment grade	3,510	189	(25)	3,674
Not rated	136,701	166	(11,643)	125,224
Total investment securities held to maturity	$1,842,691	$25,419	$(30,490)	$1,837,620
Available for sale investment grades:*
AAA Rated	$1,373,360	$2,315	$(19,716)	$1,355,959
AA Rated	54,500	175	(388)	54,287
A Rated	20,872	—	(114)	20,758
BBB Rated	23,232	458	(81)	23,609
Non-investment grade	7,885	1,418	(1,146)	8,157
Not rated	31,185	663	(713)	31,135
Total investment securities available for sale	$1,511,034	$5,029	$(22,158)	$1,493,905

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $136.7 million in investments not rated by the rating agencies with aggregate unrealized losses of $11.6 million at December 31, 2017. The unrealized losses for this category mainly relate to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $35.9 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2017, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.
There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the years ended December 31, 2017, 2016 and 2015 as the collateral supporting much of the investment securities has improved or performed as expected. See “Other-Than-Temporary Impairment Analysis” section of Note 4 to the consolidated financial statements for additional information regarding our quarterly impairment analysis by security type.

2017 Form 10-K	54

Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Commercial and industrial	$2,741,425	$2,638,195	$2,540,491	$2,251,111	$2,021,333
Commercial real estate:
Commercial real estate	9,496,777	8,719,667	7,424,636	6,160,881	5,043,169
Construction	851,105	824,946	754,947	533,134	429,231
Total commercial real estate	10,347,882	9,544,613	8,179,583	6,694,015	5,472,400
Residential mortgage	2,859,035	2,867,918	3,130,541	2,576,372	2,507,588
Consumer:
Home equity	446,280	469,009	511,203	497,247	449,292
Automobile	1,208,902	1,139,227	1,239,313	1,144,831	901,399
Other consumer	728,056	577,141	441,976	310,337	215,600
Total consumer loans	2,383,238	2,185,377	2,192,492	1,952,415	1,566,291
Total loans *	$18,331,580	$17,236,103	$16,043,107	$13,473,913	$11,567,612
As a percent of total loans:
Commercial and industrial	15.0%	15.3%	15.8%	16.7%	17.5%
Commercial real estate	56.4	55.4	51.0	49.7	47.3
Residential mortgage	15.6	16.6	19.5	19.1	21.7
Consumer loans	13.0	12.7	13.7	14.5	13.5
Total	100%	100%	100%	100%	100%

*
Total loans are net of unearned premiums and deferred loan costs of $22.2 million, $15.3 million and $3.5 million at December 31, 2017, 2015 and 2016, respectively, as compared to unearned discounts and deferred loan fees of $9.0 million and $5.6 million at December 31, 2014 and 2013, respectively.

Total loans increased $1.1 billion to approximately $18.3 billion at December 31, 2017 from December 31, 2016. Our loan portfolio includes PCI loans, which are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2017, our PCI loan portfolio decreased $384.3 million to $1.4 billion as compared to December 31, 2016 primarily due to larger loan repayments, of which some resulted from continued efforts by management to encourage borrower prepayment. The non-PCI loan portion of the loan portfolio increased $1.5 billion at December 31, 2017 as compared to December 31, 2016 largely due to organic commercial real estate growth, purchased loans and loan participations with other banks that largely consisted of multi-family and 1-4 family mortgage loans, and organic growth in several other loan categories in 2017 discussed further below. During 2017, Valley also originated $441.8 million of residential mortgage loans for sale rather than investment. Loans held for sale totaled $15.1 million and $57.7 million at December 31, 2017 and 2016, respectively. See additional information regarding our residential mortgage loan activities below.
Commercial and industrial loans totaled $2.7 billion at December 31, 2017 and increased by $103.2 million from December 31, 2016 mainly due to a $192.0 million increase from December 31, 2016 in the non-PCI loan portfolio, partially offset by normal run-off in the PCI loan portfolio. The growth in non-PCI loans was due, in part, to new customer business experienced in our community lending and middle market lending portfolios mainly in the second half of 2017, combined with increased business investment by existing customers during 2017. While we are optimistic about the first quarter of 2018 growth and current loan pipeline, the portfolio growth continues to be challenged by strong market competition for quality borrowers, as well as PCI loan repayments.
Commercial real estate loans (excluding construction loans) increased $777.1 million to $9.5 billion at December 31, 2017 from December 31, 2016 largely due to a $933.5 million increase from December 31, 2016 in the non-PCI loan portfolio. The increase in non-PCI loans was primarily due to solid organic loan volumes in New York, New Jersey and Florida, particularly amongst our pre-existing long-term customer base during 2017. The organic loan growth was supplemented by $272 million of loan participations with other financial institutions during 2017. The purchased participation loans are seasoned loans with expected shorter durations. Each purchased participation loan is reviewed under Valley's normal underwriting criteria and stress-tested by Valley to assure its credit quality. The positive impact of these items was partially offset by a $156.4 million decline in the acquired

55	2017 Form 10-K

PCI loan portion of the portfolio. Construction loans totaled $851.1 million at December 31, 2017 and increased $26.2 million from December 31, 2016 mostly due to advances on existing construction projects.
Residential mortgage loans totaled $2.9 billion at December 31, 2017 and decreased by $8.9 million from December 31, 2016 mostly due to a large percentage of new loans originated for sale rather than investment during 2017 and the transfer and sale of approximately $313 million in performing residential mortgage loans from the loans held for investment portfolio during 2017. Our new and refinanced residential mortgage loan originations increased 7.3 percent to $955.7 million for the year ended December 31, 2017 as compared to $891.0 million in 2016. Of the $955.7 million in total originations, $73.5 million represented Florida residential mortgage loans. During 2017, Valley sold $800.9 million of residential mortgages originated for sale (including $57.7 million of residential mortgage loans held for sale at December 31, 2016) as compared to approximately $558.1 million of mortgages sold during the year ended December 31, 2016. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity, CRA and other asset/liability management strategies. Purchased residential mortgage loans are generally selected using Valley’s normal underwriting criteria at the time of purchase and are sometimes partially or fully guaranteed by third parties or insured by government agencies such as the Federal Housing Administration (FHA). During 2017, Valley purchased approximately $110 million of 1-4 family loans, of which a large portion of the loans qualify for CRA purposes.
Our residential mortgage production was relatively stable in the fourth quarter of 2017 as compared to the linked third quarter of 2017, and we have continued to see solid loan application volumes in the early stages of the first quarter of 2018. Additionally, we plan to continue our growth model for residential mortgage lending during 2018 with a primary focus on expanding our Valley home consultant team in Florida, particularly in the Tampa Bay market due to our recent USAB acquisition.
Consumer loans totaled $2.4 billion at December 31, 2017 and increased $197.9 million from December 31, 2016 mainly due to increases in both automobile and other consumer loans, partially offset by a decline in home equity loans. Automobile loans increased $69.7 million to $1.2 billion at December 31, 2017 from December 31, 2016 primarily due to elevated indirect auto application activity during the second half of 2017. Additionally, our Florida dealership network contributed over $106 million in auto loan originations, representing approximately 19 percent of Valley's total new auto loan production for 2017 as compared to $36 million, or 10 percent, of total originations in 2016. While we're optimistic that this positive trend in new loan production will continue into the first quarter of 2018, we can provide no assurance that our auto loans will not decline in future periods. Other consumer loans increased $150.9 million to $728.1 million at December 31, 2017 as compared to 2016 largely due to continued strong growth and customer usage of collateralized personal lines of credit that allow the customer to manage their liquidity needs by accessing the cash value of their whole life insurance policy. Home equity loans decreased $22.7 million in 2017 from $469.0 million at December 31, 2016 primarily due to a $20.1 million decrease in the PCI loan portion of the portfolio caused by normal repayment activity. New home equity loan volumes and customer usage of existing home equity lines of credit were weak during 2017 and this trend may continue in 2018 due to many factors, including recent changes to the federal tax laws limiting the deductibility of mortgage interest expense for homeowners.
We are optimistic that both commercial and consumer lending activity will continue to be brisk in 2018, despite the expectation for a gradual increase in market interest rates and, while not anticipated, any potential setbacks that could occur in the residential mortgage and indirect automobile loan volumes. For 2018, we have established a goal to grow our overall loan portfolio in the range of 8 to 10 percent, adjusted for the recent USAB acquisition. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in consumer confidence, the economy and other market conditions, or that the overall loan portfolio balance will not decline from December 31, 2017.
Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, with the exception of smaller auto and residential mortgage loan portfolios derived from the other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn within these regions. We are witnessing new loan activity across Valley's entire geographic footprint, including new loans and solid loan pipelines from our Florida lending operations. However, the New Jersey and New York Metropolitan markets continue to account for a disproportionately larger percentage of our lending activity. To mitigate these risks, we are making efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we may make further inroads into the Florida lending market through bank acquisitions, such as our recent acquisition of USAB, as well as select de novo branch efforts or adding lending staff.

2017 Form 10-K	56

The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our loan portfolio as of December 31, 2017:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$453,078	$658,720	$785,227	$1,897,025
Commercial and industrial—adjustable-rate	201,673	293,208	349,519	844,400
Construction—fixed-rate	52,332	25,461	14,838	92,631
Construction—adjustable-rate	428,500	208,476	121,498	758,474
	$1,135,583	$1,185,865	$1,271,082	$3,592,530
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
Purchased Credit-Impaired Loans (Including Covered Loans)
PCI loans totaling $1.4 billion and $1.8 billion at December 31, 2017 and 2016, respectively, mostly consist of loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting of residential mortgage and other consumer loans totaled $38.7 million at December 31, 2017.
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
At acquisition, we use a third party service provider to assist with our assessment of the contractual and estimated cash flows. During subsequent, annual evaluation periods, Valley uses a third party software application to assess the contractual and estimated cash flows. Using updated loan-level information derived from Valley’s main operating system, contractually required loans payments and expected cash flows for each pool level, the software reforecasts both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows was subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield were reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.
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

57	2017 Form 10-K

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
The following tables summarize the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the years ended December 31, 2017 and 2016.

	2017		2016
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
Balance, beginning of the period	$1,771,502	$294,514	$2,240,471	$415,179
Accretion	89,770	(89,770)	107,482	(107,482)
Payments received	(470,523)	—	(572,081)	—
Net increase (decrease) in expected cash flows	—	77,265	—	(9,989)
Transfers to other real estate owned	(3,534)	—	(1,176)	—
Other, net	—	—	(3,194)	(3,194)
Balance, end of the period	$1,387,215	$282,009	$1,771,502	$294,514
The net increase (decrease) in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net increase in the expected cash flows totaling approximately $77.3 million for the year ended December 31, 2017 was largely due to a decrease in the expected losses for certain PCI loan pools during the fourth quarter of 2017.  Conversely, the net decrease of approximately $10.0 million for 2016 was largely due to accelerated cash flows caused by higher actual loan repayments within certain loan pools which reduced the remaining reforecasted accretable yield during the fourth quarter of 2016. For the pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loan pools over future periods.
The receivable arising from the loss-sharing agreements with the FDIC is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable (which is included in other assets on Valley's consolidated statements of financial condition) totaled $6.3 million and $7.2 million at December 31, 2017 and 2016, respectively. The aggregate effects of changes in the FDIC loss-share receivable was a reduction in non-interest income of $2.4 million, $1.3 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Non-performing Assets
Non-performing assets (NPAs), which exclude non-performing PCI loans, include non-accrual loans, other real estate owned (OREO) and other repossessed assets (which consist of automobiles) at December 31, 2017. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The non-performing assets increased 16.2 percent over the last 12-month period (as shown in the table below) primarily due to higher non-accrual loans balances within the commercial and industrial loan category. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.31 percent and 0.29 percent at December 31, 2017 and 2016, respectively. Overall, we believe the total non-performing assets has remained relatively low as a percentage of the total loan portfolio and non-performing assets over the past five years and is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 5 to the consolidated financial statements.

2017 Form 10-K	58

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Accruing past due loans (1)
30 to 59 days past due
Commercial and industrial	$3,650	$6,705	$3,920	$1,630	$6,398
Commercial real estate	11,223	5,894	2,684	8,938	9,142
Construction	12,949	6,077	1,876	448	1,186
Residential mortgage	12,669	12,005	6,681	6,200	6,595
Total Consumer	8,409	4,197	3,348	2,982	3,792
Total 30 to 59 days past due	48,900	34,878	18,509	20,198	27,113
60 to 89 days past due
Commercial and industrial	544	5,010	524	1,102	571
Commercial real estate	—	8,642	—	113	2,442
Construction	18,845	—	2,799	—	4,577
Residential mortgage	7,903	3,564	1,626	3,575	1,939
Total Consumer	1,199	1,147	626	764	784
Total 60 to 89 days past due	28,491	18,363	5,575	5,554	10,313
90 or more days past due
Commercial and industrial	—	142	213	226	233
Commercial real estate	27	474	131	49	7,591
Construction	—	1,106	—	3,988	—
Residential mortgage	2,779	1,541	1,504	1,063	1,549
Total Consumer	284	209	208	152	118
Total 90 or more days past due	3,090	3,472	2,056	5,478	9,491
Total accruing past due loans	$80,481	$56,713	$26,140	$31,230	$46,917
Non-accrual loans (1)
Commercial and industrial	$20,890	$8,465	$10,913	$8,467	$21,029
Commercial real estate	11,328	15,079	24,888	22,098	43,934
Construction	732	715	6,163	5,223	8,116
Residential mortgage	12,405	12,075	17,930	17,760	19,949
Total Consumer	1,870	1,174	2,206	2,209	2,035
Total non-accrual loans	47,225	37,508	62,100	55,757	95,063
Non-performing loans held for sale	—	—	—	7,130	—
Other real estate owned (OREO) (2)	9,795	9,612	13,563	14,249	19,580
Other repossessed assets	441	384	437	1,232	6,447
Non-accrual debt securities	—	1,935	2,142	4,729	3,771
Total non-performing assets	$57,461	$49,439	$78,242	$83,097	$124,861

Performing troubled debt restructured loans	$117,176	$85,166	$77,627	$97,743	$107,037
Total non-accrual loans as a % of loans	0.26%	0.22%	0.39%	0.41%	0.82%
Total NPAs as a % of loans and NPAs	0.31	0.29	0.49	0.61	1.07
Total accruing past due and non-accrual loans as a % of loans	0.70	0.55	0.55	0.65	1.23
Allowance for loan losses as a % of non-accrual loans	255.92	305.05	170.98	183.57	119.52

59	2017 Form 10-K

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties subject to loss-sharing agreements with the FDIC totaling $558 thousand, $5.0 million, $9.2 million, and $12.3 million at December 31, 2016, 2015, 2014 and 2013, respectively. There were no covered OREO properties at December 31, 2017.

Loans past due 30 to 59 days increased $14.0 million to $48.9 million at December 31, 2017 compared to $34.9 million at December 31, 2016 mostly due to increases in both commercial real estate and construction loan delinquencies. Commercial real estate loans past due 30 to 59 days increased $5.3 million at December 31, 2017 as compared to December 31, 2016 largely due to 3 performing matured loans (in the normal process of renewal) with a total combined balance of $7.6 million at December 31, 2017. Construction loans within this delinquency category increased $6.9 million to $12.9 million at December 31, 2017 as compared to one year ago mainly due to two loan relationships at December 31, 2017 which were subsequently brought current to their contractual terms.
Loans past due 60 to 89 days increased $10.1 million to $28.5 million at December 31, 2017 as compared to December 31, 2016 largely due to higher construction loan delinquencies, partially offset by a decline in commercial real estate loans. Construction loans increased $18.8 million at December 31, 2017 from no delinquencies in this past due category at December 31, 2016 mainly due to a few loan relationships that are now either current to contractual terms or, if matured, in the normal process of renewal or collection. Therefore, we do not believe the increase in this past due category at December 31, 2017 represents a material negative trend within our total loan portfolio.
Loans 90 days or more past due and still accruing decreased $382 thousand to $3.1 million at December 31, 2017 as compared to December 31, 2016. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $9.7 million to $47.2 million at December 31, 2017 as compared to December 31, 2016 mainly due to an increase in taxi medallion loans within the commercial and industrial loan category. Non-accrual taxi medallion loans increased $12.7 million to $14.2 million at December 31, 2017 as compared to $1.5 million at December 31, 2016. See further discussion of our taxi medallion loan portfolio below.
Although the timing of collection is uncertain, management believes that most of the non-accrual loans at December 31, 2017 are well secured and largely collectible based on, in part, our quarterly review of impaired loans and the valuation of the underlying collateral, if applicable. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $164.2 million at December 31, 2017 and had $14.6 million in related specific reserves included in our total allowance for loan losses. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.5 million, $2.1 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively; none of these amounts were included in interest income during these periods.
During 2017, we continued to closely monitor the performance of our New York City (NYC) and Chicago taxi medallion loans within the commercial and industrial loan portfolio. While the vast majority of the taxi medallion loans are currently performing, continued negative trends in the market valuations of the underlying taxi medallion collateral due to competing car service providers and other external factors could impact the future performance and internal classification of this portfolio. At December 31, 2017, the NYC and Chicago taxi medallion loans totaling $127.7 million and $9.6 million, respectively, were largely classified as substandard and special mention loans. At December 31, 2017, the medallion portfolio included impaired loans of $63.9 million with related reserves of $9.1 million within the allowance for loan losses as compared to impaired loans of $6.4 million with related reserves of $2.7 million at December 31, 2016. At December 31, 2017, the impaired taxi medallions loans largely consisted of performing troubled debt restructured loans classified as substandard loans, as well as $14.2 million of non-accrual taxi cab medallion loans classified as doubtful. Our non-accrual taxi medallion loans increased from $1.5 million at December 31, 2016 primarily due to weakened levels of cash flow, collateral and guarantor support in relation to some medallion borrowers, and not due to actual loan performance.
Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, potential further declines in the market valuation of tax medallions could negatively impact the future performance of this portfolio.
OREO (which consists of 20 commercial and residential properties), excluding OREO subject to loss-sharing agreements with the FDIC, if applicable, decreased $183 thousand to $9.8 million at December 31, 2017 as compared to $9.6 million at December 31, 2016. See additional information regarding OREO and other repossessed assets, including our foreclosed asset activity, in Notes 1 and 3 to the consolidated financial statements.

2017 Form 10-K	60

Our non-accrual debt securities decreased $1.9 million from December 31, 2016 due to the sale of one other-than-temporarily impaired security during fourth quarter of 2017 resulting in an immaterial loss.
Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $32 million to $117.2 million at December 31, 2017 as compared to $85.2 million at December 31, 2016 mainly due to the taxi medallion loans that were restructured and classified as TDRs during 2017. Performing TDRs consisted of 141 loans and 96 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at December 31, 2017 and 2016, respectively. On an aggregate basis, the $117.2 million in performing TDRs at December 31, 2017 had a modified weighted average interest rate of approximately 4.48 percent as compared to a pre-modification weighted average interest rate of 5.67 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.
Despite the increase in impaired TDRs, we believe our overall credit quality metrics continued to reflect our solid underwriting standards at December 31, 2017. However, we can provide no assurances as to the future level of our loan delinquencies, including potential increases in past due loans related to currently performing TDRs.
Potential Problem Loans
Although we believe that substantially all risk elements at December 31, 2017 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $146.0 million and $131.4 million in potential problem loans (consisting mostly of commercial and industrial loans) at December 31, 2017 and 2016, respectively. Potential problem loans were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2017, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2017.

Asset Quality and Risk Elements
Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $1.2 billion of PCI loans, represent approximately 74 percent of total loans at December 31, 2017. Most of the loans collateralized by real estate are in northern and central New Jersey, New York City and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions (see Part I, Item 1A. Risk Factors - "Our financial results and condition may be adversely impacted by changing economic conditions").
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have a branch presence in New Jersey, New York and Florida, as well as counties contiguous thereto, if applicable, including eastern Pennsylvania. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2017 was 66 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 758. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

61	2017 Form 10-K

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
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured at Fair Value on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2017, a $14.6 million specific valuation allowance was included in the allowance for credit losses related to $164.2 million of impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.
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

2017 Form 10-K	62

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Average loans outstanding	$17,819,003	$16,400,745	$14,447,020	$12,081,683	$11,187,968

Beginning balance—Allowance for credit losses	$116,604	$108,367	$104,287	$117,112	$132,495
Loans charged-off: (1)
Commercial and industrial	(5,421)	(5,990)	(7,928)	(12,722)	(19,837)
Commercial real estate	(559)	(650)	(1,864)	(4,894)	(7,060)
Construction	—	—	(926)	(4,576)	(3,786)
Residential mortgage	(530)	(866)	(813)	(1,004)	(4,446)
Total Consumer	(4,564)	(3,463)	(3,441)	(3,702)	(5,120)
Total loan charge-offs	(11,074)	(10,969)	(14,972)	(26,898)	(40,249)
Charged-off loans recovered: (2)
Commercial and industrial	4,736	2,852	7,233	6,874	4,219
Commercial real estate	552	2,047	846	2,198	816
Construction	873	10	913	912	929
Residential mortgage	1,016	774	421	248	768
Total Consumer	1,803	1,654	1,538	1,957	2,039
Total loan recoveries	8,980	7,337	10,951	12,189	8,771
Net charge-offs (1)(2)	(2,094)	(3,632)	(4,021)	(14,709)	(31,478)
Provision charged for credit losses	9,942	11,869	8,101	1,884	16,095
Ending balance—Allowance for credit losses	$124,452	$116,604	$108,367	$104,287	$117,112
Components of allowance for credit losses:
Allowance for loan losses (3)	$120,856	$114,419	$106,178	$102,353	$113,617
Allowance for unfunded letters of credit	3,596	2,185	2,189	1,934	3,495
Allowance for credit losses	$124,452	$116,604	$108,367	$104,287	$117,112
Components of provision for credit losses:
Provision for loan losses (4)	$8,531	$11,873	$7,846	$3,445	$14,895
Provision for unfunded letters of credit	1,411	(4)	255	(1,561)	1,200
Provision for credit losses	$9,942	$11,869	$8,101	$1,884	$16,095

Ratio of net charge-offs during the period to average loans outstanding	0.01%	0.02%	0.03%	0.12%	0.28%
Allowance for credit losses as a % of non-PCI loans	0.73	0.75	0.79	0.89	1.09
Allowance for credit losses as a % of total loans	0.68	0.68	0.68	0.77	1.01

(1)	Includes covered loans charge-offs totaling $200 thousand, $1.5 million, and $146 thousand during 2015, 2014 and 2013, respectively. There were no covered loans charge-offs during 2017 and 2016.

(2)	Includes charged-off covered loan recoveries totaling $462 thousand during 2014. There were no recoveries of charged-off covered loans during 2017, 2016, 2015 and 2013.

(3)
Includes reserve allocations related to covered loans totaling $200 thousand and $7.1 million at December 31, 2014 and 2013, respectively. There were no allocated reserves related to covered loans at December 31, 2017, 2016 and 2015.

(4)	Includes a negative (credit) provision for covered loans totaling $5.9 million and $2.3 million for 2014 and 2013, respectively. There was no provision for covered loans in 2017, 2016 and 2015.
Our net loan charge-offs decreased $1.5 million to $2.1 million in 2017 as compared to $3.6 million in 2016. The improvement in net loan charge-offs as compared to the year ended December 31, 2016 was due, in part, to one commercial and industrial loan

63	2017 Form 10-K

recovery totaling $1.8 million during the third quarter of 2017. Gross recoveries were also slightly elevated in several other loan categories, except for the commercial real estate, as compared to 2016 (as shown in the table above).
Net charge-offs significantly declined in the last three years and have remained relatively low over the last five years as compared to many of our peers, despite the moderate pace of economic growth over most of the period. During this five-year period, our net charge-offs were at a high of 0.28 percent of average loans during 2013 and a low of 0.01 percent during 2017. The lower level of our net loan charge-offs during 2017 was largely as a result of the continued solid performance of our loan portfolio, strong collections and the improving economic environment. While we have a positive outlook for the future performance of the loan portfolio and the economy, there can be no assurance that our levels of net-charge-offs will continue to improve during 2018, and not deteriorate in the future.
The provision for credit losses decreased $1.9 million to $9.9 million in 2017 as compared to 2016 due, in part, to our low level of loss experience over the last five years, the prolonged economic cycle used to estimate the look-back period to calculate our historical loss factors and a shorter estimated loss emergence period (LEP) for commercial and industrial loans based upon the annual study performed in 2017. The LEP assumption represents the estimated average amount of time from the point at which a loss is incurred to the point at which a loss is confirmed, typically by a charge-off. A longer LEP assumption will increase the level of the allowance for loan losses, and conversely, a shorter LEP will reduce the level of such reserves. The aforementioned shorter LEP for the commercial and industrial loan portfolio and the other positively impacting our provision were partially offset by increased general reserves related to loan growth, higher reserves for impaired and adversely classified loans and unfunded letters of credit, as well as other qualitative risk factors.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2017		2016		2015		2014		2013
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$60,828	15.0%	$53,005	15.3%	$50,956	15.8%	$45,610	16.7%	$55,046	17.5%
Commercial real estate:
Commercial real estate	36,293	51.8	36,405	50.6	32,037	46.3	27,426	45.7	32,002	43.6
Construction	18,661	4.6	19,446	4.8	15,969	4.7	15,414	4.0	10,341	3.7
Residential mortgage	3,605	15.6	3,702	16.6	4,625	19.5	5,093	19.1	7,786	21.7
Total Consumer	5,065	13.0	4,046	12.7	4,780	13.7	5,179	14.5	4,356	13.5
Unallocated	—	—	—	—	—		5,565	—	7,581	—
Total allowance for credit losses	$124,452	100%	$116,604	100%	$108,367	100%	$104,287	100%	$117,112	100%

* Includes the allowance for unfunded letters of credit.
The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.68 percent at both December 31, 2017 and 2016. Our allowance allocations for losses at December 31, 2017 mostly increased within the commercial and industrial loans category (see table above) as compared to December 31, 2016. The increase was partly attributable to an increase in specific and qualitative reserves related to the collateral valuation of taxi medallion loans and an increase in the allowance for unfunded letters of credit. Additionally, our estimate of the allowance for credit losses at December 31, 2017 was impacted by the growth of our loan portfolio, level of net charge-offs and internally classified loans, assumptions based on the current economic environment, as well as other qualitative factors.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $1.4 billion) was 0.73 percent at December 31, 2017 as compared to 0.75 percent at December 31, 2016. PCI loans, largely acquired through prior bank acquisitions, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at December 31, 2017 and 2016. See Notes 1 and 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.

2017 Form 10-K	64

Prior to December 31, 2015, the allowance also contained reserves identified as the unallocated portion in the table above to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves represented management’s attempt to ensure that the overall allowance reflected a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. During 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at December 31, 2017, 2016 and 2015. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Such loan sales were a significant portion of our mortgage loan production from the third quarter of 2012 until late in the second quarter of 2013 when market interest rates were at historical lows and consumer demand was robust. During 2016, loan sales increased significantly from 2015 and 2014 as refinance activity once again strengthened due to a favorably low interest rate environment for most of the year. While refinance activity declined in 2017, Valley expanded its efforts in the purchased home loan market and expanded its team of home mortgage consultants. As a result of these efforts and an increase in portfolio loans transferred and sold, loan sales totaled approximately $801 million for 2017 as compared to $558 million for 2016.
In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only two loan repurchases in 2017 and one loan repurchase in 2016). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2017 and 2016. See “Item 1A. Risk Factors - We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2017 and 2016, shareholders’ equity totaled approximately $2.5 billion and $2.4 billion, or 10.6 percent and 10.4 percent of total assets, respectively. During 2017, total shareholders’ equity increased by $156.0 million primarily due to (i) net income of $161.9 million, (ii) net proceeds of $98.1 million from the issuance of our Series B preferred stock, (iii) a $9.6 million increase attributable to the effect of our stock incentive plan, (iv) net proceeds of $8.2 million from the reissuance of treasury stock and issuance of authorized common shares issued under our dividend reinvestment plan totaling 713 thousand shares and (v) $4.0 million of other comprehensive income. These increases were partially offset by cash dividends declared on common and preferred stock totaling a combined $125.8 million for the year ended December 31, 2017.
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
Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of December 31, 2017 and 2016, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules. See Note 17 for Valley’s and Valley National Bank’s regulatory capital positions and capital ratios at December 31, 2017 and 2016.
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

65	2017 Form 10-K

would be consistent with those expectations, and details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice.
On July 27, 2017, we submitted our latest stress testing results, utilizing data as of December 31, 2016, to the FRB. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found under "Regulatory Disclosures" within the Shareholder Information section of our website at www.valleynationalbank.com.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 24.1 percent and 30.2 percent for the years ended December 31, 2017 and 2016, respectively. Our rate of earnings retention decreased from the year ended December 31, 2016 mostly due to total charges of $18.5 million from the estimated impact of the Tax Act, $9.9 million of expenses related to our LIFT program, a $4.5 million charge to reduce our state deferred tax assets and $2.6 million of USAB merger related expenses for the year ended December 31, 2017. Our retention ratio is expected to improve in 2018 due to, among other factors, the expected lower effective tax rate, solid loan growth, synergies from the USAB acquisition and incremental earnings improvement from LIFT initiatives completed during 2017.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2017 and 2016. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Valley maintains an effective shelf registration statement with the SEC that allows us to periodically offer and sell in one or more offerings, individually or in any combination, of our common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings, may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strengthening of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 18 to the consolidated financial statements for additional information on Valley’s common and preferred stock issuances, as well as activity within its dividend reinvestment plan. Valley terminated its dividend reinvestment plan on February 12, 2018.

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
The following table summarizes Valley’s contractual obligations and other commitments to make future payments as of December 31, 2017. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

2017 Form 10-K	66

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
				(in thousands)
Contractual obligations:
Time deposits	Note 9	$1,920,543	$1,064,114	$419,736	$159,128	$3,563,521
Long-term borrowings (1)	Note 10	750,000	255,000	840,000	475,000	2,320,000
Junior subordinated debentures issued to capital trusts (1)	Note 11	—	—	—	45,363	45,363
Operating leases	Note 15	26,535	52,193	49,972	257,986	386,686
Capital expenditures		27,228	—	—	—	27,228
Other purchase obligations (2)		46,647	748	260	—	47,655
Total		$2,770,953	$1,372,055	$1,309,968	$937,477	$6,390,453
Other commitments:
Commitments to extend credit	Note 15	$3,335,668	$658,316	$201,520	$462,184	$4,657,688
Standby letters of credit	Note 15	168,763	50,149	31,491	133	250,536
Commitments to sell loans	Note 15	57,405	—	—	—	57,405
Total		$3,561,836	$708,465	$233,011	$462,317	$4,965,629

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
Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off-balance sheet arrangements include a $1.4 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities at December 31, 2017.
See “Capital Adequacy” section above and Note 11 of the consolidated financial statements.

67	2017 Form 10-K

Results of Operations—2016 Compared to 2015
Net interest income on a tax equivalent basis increased by $68.4 million to $626.5 million for 2016 compared with $558.1 million for 2015. The increase was mainly driven by a $2.0 billion increase in average loan balances and a $840.1 million decrease in average long-term borrowings and an increase of $1.1 billion in average short-term borrowings as compared to 2015 as Valley shifted into a higher proportion of short-term debt in its financing strategy. These items were also offset by higher interest costs on deposits which were on average $1.5 billion higher in 2016 as compared to 2015.
Average interest earning assets totaling $19.8 billion for the year ended December 31, 2016 increased $2.4 billion, or 13.8 percent, as compared to 2015. Average loan balances increased $2.0 billion to $16.4 billion in 2016 and drove all of the $52.7 million increase in the interest income on a tax equivalent basis for loans as compared to 2015, which was partially offset by the low interest rates on new and renewed loans. The growth in average loans during 2016 was fueled mostly by solid demand for commercial real estate loans and secured personal lines of credit throughout the year, $892.8 million of purchased loans consisting of participation in multi-family loans and whole 1-4 family loans (that were a mix of qualifying and non-qualifying CRA loans with adjustable and fixed rates) and $825.5 million in loans acquired from CNL on December 1, 2015. Average investment securities increased $433.2 million to approximately $3.1 billion in 2016 primarily due to $327.3 million of investment securities acquired from CNL, and moderate expansion of our investment portfolio as compared to 2015 largely due to higher levels of available liquidity and low cost funding during the second half of 2016. Average federal funds sold and other interest bearing deposits increased $16.9 million to $288.2 million for the year ended December 31, 2016 as compared to 2015 mostly caused by higher levels of overnight liquidity held primarily due to the timing of new loan originations and loan purchases.
Average interest bearing liabilities increased $1.6 billion to $14.5 billion for the year ended December 31, 2016 from the same period in 2015 mainly due to a $1.3 billion increase in average savings, NOW, and money market accounts mostly due to increased use of brokered money market account balances in our loan growth funding strategy and other liquidity needs (including the funding of a portion of the prepaid borrowings in the fourth quarter of 2015). Average time deposits also increased $150.6 million to $3.1 billion for 2016 as compared to 2015 mainly due to $103.9 million in time deposits assumed from CNL and organic growth from retail time deposit campaigns mostly during the third quarter of 2016. Average short-term borrowings increased $1.0 billion to $1.2 billion for 2016 as compared to 2015 due, in part, to the combination of new borrowings in the fourth quarter of 2015, which included $526 million of FHLB advances and $235 million in repos with commercial counterparties, and general increases in our customer repo account balances and FHLB advances in 2016. Average long-term borrowings decreased to $840.1 million from approximately $1.6 billion for 2016 as compared to 2015 largely due to the aforementioned prepayment of $845 million in the fourth quarter of 2015.
Non-interest income represented 11.9 percent and 10.6 percent of total interest income plus non-interest income for both 2016 and 2015, respectively. For the year ended December 31, 2016, non-interest income increased $19.4 million compared with 2015 mainly due to an increases in net gains on sales of loans and net gains on securities transactions, a decrease in the negative impact on non-interest income from the change of the FDIC loss-share receivable.
Net gains on sales of loans decreased $17.8 million for the year ended December 31, 2016 as compared to 2015 largely due to an increase in loan volumes combined with a higher percentage of residential mortgage loans originated for sale during 2016. The increased volume was caused by the continued success of our low fixed-cost mortgage refinance programs and the low level of market interest rates for the majority of 2016.
Net gains on securities transactions increased $1.7 million to $777 thousand for the year ended December 31, 2016 as compared to $2.5 million in 2015 due to an immaterial amount of investment securities sold during 2016. Net gains during 2015 related to the sale of corporate debt securities and trust preferred securities with a total unamortized cost of approximately $34.2 million, including one corporate debt security classified as held to maturity with amortized cost of $9.8 million.
The aggregate effect of changes in the FDIC loss-share receivable amounted to a $1.3 million net reduction in non-interest income for the year ended December 31, 2016 as compared to $3.3 million for 2015. The majority of the reduction in both the receivable and non-interest income during both 2016 and 2015 relates to the prospective adjustment to the receivable related to better than originally estimated cash flows on certain pools of covered loans since the acquisition date.
Non-interest expense decreased $23.0 million to $476.1 million for the year ended December 31, 2016 from $499.1 million for 2015. The decrease was mainly attributable to the significant loss on the extinguishment of debt in 2015, partially offset by various increases caused by the acquisition of CNL on December 31, 2015 as well as an increase in the amortization of tax credit investments.
The loss on extinguishment of debt decreased $50.8 million for the year ended December 31, 2016 as compared to 2015 primarily due to the prepayment penalties incurred in connection with the early prepayment of $845 million in high cost long-term borrowings during the fourth quarter of 2015. The 2016 losses related to the prepayment of $87 million of FHLB advances

2017 Form 10-K	68

assumed in the acquisition of CNL. In addition, net occupancy and equipment expenses decreased $3.4 million for the year ended December 31, 2016 as compared to 2015 mainly due to a reduction in branch rental expense caused by branch closures in 2016, as well as branch closures commencing in the second half of 2015, the reversal of an accrued lease obligation of a terminated lease for a previously closed branch location during the third quarter of 2016 and lower repairs and maintenance expenses during 2016 as compared to 2015. Salary and employee benefits expense increased by $14.1 million for the year ended December 31, 2016 largely due to the additional staffing expenses related to our acquisition of CNL on December 1, 2015, a $1.7 million increase in medical health insurance expense, and moderately higher stock and cash incentive compensation expense as compared to 2015. These increases were partially offset by a $1.2 million increase in net periodic pension income from our frozen qualified and non-qualified benefit plans as compared to 2015. Amortization of tax credit investments also increased $7.4 million for the year ended December 31, 2016 as compared to 2015 primarily due to continued impairment of maturing tax credit investments in renewable energy sources.
Income tax expense was $65.2 million for the year ended December 31, 2016, reflecting an effective tax rate of 28.0 percent, as compared to $23.9 million for the year ended 2015, reflecting an effective tax rate of 18.9 percent. The increase in both income tax expense and the effective tax rate in 2016 was primarily the result of the higher pre-tax income caused, in part, by the absence of the $51.1 million pre-tax loss on extinguishment of debt recognized in 2015 and a $3.8 million decline in tax credits as compared to 2015. The 2015 income tax expense also included $6.4 million in charges to our state income tax expenses related to both the expiration of certain net operating loss carryforwards and a reduction in our deferred taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

69	2017 Form 10-K

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
	(in thousands except for share data)
Assets
Cash and due from banks	$243,310	$220,791
Interest bearing deposits with banks	172,800	171,710
Investment securities:
Held to maturity (fair value of $1,837,620 at December 31, 2017 and $1,924,597 at December 31, 2016)	1,842,691	1,925,572
Available for sale	1,493,905	1,297,373
Total investment securities	3,336,596	3,222,945
Loans held for sale, at fair value	15,119	57,708
Loans	18,331,580	17,236,103
Less: Allowance for loan losses	(120,856)	(114,419)
Net loans	18,210,724	17,121,684
Premises and equipment, net	287,705	291,180
Bank owned life insurance	386,079	391,830
Accrued interest receivable	73,990	66,816
Goodwill	690,637	690,637
Other intangible assets, net	42,507	45,484
Other assets	542,839	583,654
Total Assets	$24,002,306	$22,864,439
Liabilities
Deposits:
Non-interest bearing	$5,224,928	$5,252,825
Interest bearing:
Savings, NOW and money market	9,365,013	9,339,012
Time	3,563,521	3,138,871
Total deposits	18,153,462	17,730,708
Short-term borrowings	748,628	1,080,960
Long-term borrowings	2,315,819	1,433,906
Junior subordinated debentures issued to capital trusts	41,774	41,577
Accrued expenses and other liabilities	209,458	200,132
Total Liabilities	21,469,141	20,487,283
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 shares authorized:
Series A (4,600,000 shares issued at December 31, 2017 and December 31, 2016)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2017)	98,101	—
Common stock (no par value, authorized 450,000,000 shares; issued 264,498,643 shares at December 31, 2017 and 263,804,877 shares at December 31, 2016)	92,727	92,353
Surplus	2,060,356	2,044,401
Retained earnings	216,733	172,754
Accumulated other comprehensive loss	(46,005)	(42,093)
Treasury stock, at cost (29,792 common shares at December 31, 2017 and 166,047 common shares at December 31, 2016)	(337)	(1,849)
Total Shareholders’ Equity	2,533,165	2,377,156
Total Liabilities and Shareholders’ Equity	$24,002,306	$22,864,439
See accompanying notes to consolidated financial statements.

2017 Form 10-K	70

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$742,739	$685,911	$633,199
Interest and dividends on investment securities:
Taxable	72,676	58,143	52,050
Tax-exempt	15,399	15,537	14,568
Dividends	9,812	6,206	6,557
Interest on federal funds sold and other short-term investments	1,793	1,126	649
Total interest income	842,419	766,923	707,023
Interest Expense
Interest on deposits:
Savings, NOW and money market	55,300	39,787	24,824
Time	42,546	37,775	35,432
Interest on short-term borrowings	18,034	12,022	919
Interest on long-term borrowings and junior subordinated debentures	58,227	59,190	95,579
Total interest expense	174,107	148,774	156,754
Net Interest Income	668,312	618,149	550,269
Provision for credit losses	9,942	11,869	8,101
Net Interest Income After Provision for Credit Losses	658,370	606,280	542,168
Non-Interest Income
Trust and investment services	11,538	10,345	10,020
Insurance commissions	18,156	19,106	17,233
Service charges on deposit accounts	21,529	20,879	21,176
(Losses) gains on securities transactions, net	(20)	777	2,487
Fees from loan servicing	7,384	6,441	6,641
Gains on sales of loans, net	20,814	22,030	4,245
Bank owned life insurance	7,338	6,694	6,815
Other	16,702	16,953	15,185
Total non-interest income	103,441	103,225	83,802
Non-Interest Expense
Salary and employee benefits expense	254,569	235,853	221,765
Net occupancy and equipment expense	92,243	87,140	90,521
FDIC insurance assessment	19,821	20,100	16,867
Amortization of other intangible assets	10,016	11,327	9,169
Professional and legal fees	25,834	17,755	18,945
Loss on extinguishment of debt	—	315	51,129
Amortization of tax credit investments	41,747	34,744	27,312
Telecommunication expenses	9,921	10,021	8,259
Other	54,922	58,870	55,108
Total non-interest expense	509,073	476,125	499,075
Income Before Income Taxes	252,738	233,380	126,895
Income tax expense	90,831	65,234	23,938
Net Income	161,907	168,146	102,957
Dividends on preferred stock	9,449	7,188	3,813
Net Income Available to Common Shareholders	$152,458	$160,958	$99,144
Earnings Per Common Share:
Basic	$0.58	$0.63	$0.42
Diluted	0.58	0.63	0.42
Cash Dividends Declared Per Common Share	0.44	0.44	0.44
Weighted Average Number of Common Shares Outstanding:
Basic	264,038,123	254,841,571	234,405,909
Diluted	264,889,007	255,268,336	234,437,000

See accompanying notes to consolidated financial statements.

71	2017 Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$161,907	$168,146	$102,957
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale
Net losses arising during the period	352	(4,293)	(2,000)
Less reclassification adjustment for net losses (gains) included in net income	11	(465)	(1,446)
Total	363	(4,758)	(3,446)
Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	498	417	(241)
Less reclassification adjustment for accretion of credit impairment losses included in net income	(167)	(539)	(424)
Total	331	(122)	(665)
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	576	(2,461)	(7,239)
Less reclassification adjustment for net losses included in net income	5,028	7,641	4,127
Total	5,604	5,180	(3,112)
Defined benefit pension plan
Net (losses) gains arising during the period	(2,722)	3,298	3,444
Amortization of prior service cost	191	(181)	117
Amortization of net loss	248	185	462
Total	(2,283)	3,302	4,023
Total other comprehensive income (loss)	4,015	3,602	(3,200)
Total comprehensive income	$165,922	$171,748	$99,757

See accompanying notes to consolidated financial statements.

2017 Form 10-K	72

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2014	$—	232,111	$81,072	$1,693,752	$130,845	$(42,495)	$(157)	$1,863,017
Net income	—	—	—	—	102,957	—	—	102,957
Other comprehensive loss, net of tax	—	—	—	—	—	(3,200)	—	(3,200)
Preferred stock issued	111,590	—	—	—	—	—	—	111,590
Cash dividends declared on preferred stock	—	—	—	—	(3,813)	—	—	(3,813)
Cash dividends declared on common stock	—	—	—	—	(104,753)	—	—	(104,753)
Effect of stock incentive plan, net	—	500	190	7,153	(30)	—	(2,598)	4,715
Common stock issued	—	21,177	7,364	226,494	(35)	—	2,755	236,578
Balance - December 31, 2015	111,590	253,788	88,626	1,927,399	125,171	(45,695)	—	2,207,091
Net income	—	—	—	—	168,146	—	—	168,146
Other comprehensive income, net of tax	—	—	—	—	—	3,602	—	3,602
Cash dividends declared on preferred stock	—	—	—	—	(7,188)	—	—	(7,188)
Cash dividends declared on common stock	—	—	—	—	(113,212)	—	—	(113,212)
Effect of stock incentive plan, net	—	57	365	10,737	(143)	—	(3,894)	7,065
Common stock issued	—	9,794	3,362	106,265	(20)	—	2,045	111,652
Balance - December 31, 2016	111,590	263,639	92,353	2,044,401	172,754	(42,093)	(1,849)	2,377,156
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	—	7,927	(7,927)	—	—
Net income	—	—	—	—	161,907		—	161,907
Other comprehensive income, net of tax	—	—	—	—	—	4,015	—	4,015
Preferred stock issued	98,101	—	—	—	—	—	—	98,101
Cash dividends declared on preferred stock	—	—	—	—	(9,449)	—	—	(9,449)
Cash dividends declared on common stock	—	—	—	—	(116,332)	—	—	(116,332)
Effect of stock incentive plan, net	—	117	229	11,297	(18)	—	(1,948)	9,560
Common stock issued	—	713	145	4,658	(56)	—	3,460	8,207
Balance - December 31, 2017	$209,691	264,469	$92,727	$2,060,356	$216,733	$(46,005)	$(337)	$2,533,165

See accompanying notes to consolidated financial statements.

73	2017 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$161,907	$168,146	$102,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,845	24,431	21,082
Stock-based compensation	12,204	10,032	7,575
Provision for credit losses	9,942	11,869	8,101
Net amortization of premiums and accretion of discounts on securities and borrowings	46,346	24,310	22,080
Amortization of other intangible assets	10,016	11,327	9,169
Losses (gains) on securities transactions, net	20	(777)	(2,487)
Proceeds from sales of loans held for sale	813,855	572,439	144,790
Gains on sales of loans, net	(20,814)	(22,030)	(4,245)
Originations of loans held for sale	(444,290)	(425,713)	(134,328)
Losses (gains) on sales of assets, net	95	(1,358)	(2,776)
Net deferred income tax expense	76,848	27,154	16,453
Net change in:
Trading securities	—	—	14,233
Fair value of borrowings hedged by derivative transactions	—	6,158	1,473
Cash surrender value of bank owned life insurance	(7,338)	(6,694)	(6,815)
Accrued interest receivable	(7,174)	(3,262)	(2,480)
Other assets	(57,353)	47,458	(71,263)
Accrued expenses and other liabilities	121	(24,313)	31,410
Net cash provided by operating activities	619,230	419,177	154,929
Cash flows from investing activities:
Net loan originations and purchases	(1,418,073)	(1,379,431)	(1,754,689)
Investment securities held to maturity:
Purchases	(220,356)	(669,157)	(239,608)
Sales	—	—	11,666
Maturities, calls and principal repayments	290,929	325,766	402,485
Investment securities available for sale:
Purchases	(411,788)	(679,530)	(594,327)
Sales	2,727	4,782	140,640
Maturities, calls and principal repayments	204,684	867,998	142,588
Death benefit proceeds from bank owned life insurance	13,089	2,406	—
Proceeds from sales of real estate property and equipment	9,357	20,560	23,861
Purchases of real estate property and equipment	(18,117)	(20,707)	(34,040)
Cash and cash equivalents acquired in acquisitions	—	—	201,025
Net cash used in investing activities	(1,547,548)	(1,527,313)	(1,700,399)

2017 Form 10-K	74

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$422,754	$1,477,157	$1,051,660
Net change in short-term borrowings	(332,332)	3,969	873,123
Proceeds from issuance of long-term borrowings, net	1,065,000	385,000	162,792
Repayments of long-term borrowings	(185,000)	(769,182)	(970,000)
Proceeds from issuance of preferred stock, net	98,101	—	111,590
Cash dividends paid to preferred shareholders	(6,277)	(7,188)	(3,813)
Cash dividends paid to common shareholders	(115,881)	(111,813)	(102,279)
Purchase of common shares to treasury	(2,645)	(3,191)	(2,108)
Common stock issued, net	8,207	112,085	7,898
Net cash provided by financing activities	951,927	1,086,837	1,128,863
Net change in cash and cash equivalents	23,609	(21,299)	(416,607)
Cash and cash equivalents at beginning of year	392,501	413,800	830,407
Cash and cash equivalents at end of year	$416,110	$392,501	$413,800

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$170,614	$151,209	$159,170
Federal and state income taxes	29,013	26,564	50,027

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$7,301	$8,089	$8,828
Loans transferred to loans held for sale	313,201	174,501	—
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$—	$327,152
Loans	—	—	822,716
Premises and equipment	—	—	8,550
Bank owned life insurance	—	—	5,090
Accrued interest receivable	—	—	3,741
Goodwill	—	—	113,587
Other intangible assets	—	—	18,616
Other assets	—	—	49,831
Total non-cash assets acquired	—	—	1,349,283
Liabilities assumed:
Deposits	—	—	1,167,725
Short-term borrowings	—	—	57,087
Long-term borrowings	—	—	90,738
Accrued expenses and other liabilities	—	—	5,156
Total liabilities assumed	—	—	1,320,706
Net non-cash assets acquired	$—	$—	$28,577
Net cash and cash equivalents acquired in acquisition	$—	$—	$201,025
Common stock issued in acquisition	$—	$—	$229,602
See accompanying notes to consolidated financial statements.

75	2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)
Business
Valley National Bancorp, a New Jersey Corporation (Valley), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services largely through its offices and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. The Bank is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.
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
Effective January 1, 2018, Valley acquired USAmeriBancorp, Inc. and its wholly-owned subsidiary, USAmeriBank. See Note 2 for further details regarding this acquisition.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $122.0 million and $113.8 million at December 31, 2017 and 2016, respectively.

2017 Form 10-K	76

Investment Securities
Investment securities are classified at the time of purchase based on management’s intention, as securities held-to-maturity or securities available-for-sale securities.  Investment securities classified as held-to-maturity are those that management has the positive intent and ability to hold until maturity.  Investment securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments, or to call date if the security was purchased at premium. Investment securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Realized gains or losses on the sale of available for sale are recognized by the specific identification method and are included in net gains on securities transactions. Security transactions are recorded on a trade-date basis. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets.
Quarterly, Valley evaluates its investment securities classified as held to maturity and available for sale for other-than-temporary impairment. Valley's evaluation of other-than-temporary impairment considers factors that include, among others, the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility; the severity and duration of the decline. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current and/or future contractual cash flows have been or may be impaired. Valley also assesses the intent and ability to hold the securities (as well as the likelihood of a near-term recovery), and the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. In assessing the level of other-than-temporary impairment attributable to credit loss, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  If a determination is made that a debt security is other-than-temporarily impaired, Valley will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2017, 2016 and 2015. See the “Other-Than-Temporary Impairment Analysis” section of Note 4 for further discussion.
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
Loans Held for Sale
Loans held for sale generally consist of conforming residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument-by-instrument basis as permitted by the fair value option election under U.S. GAAP. Changes in fair value are recognized in non-interest income in the accompanying consolidated statements of income as a component of net gains on sales of loans. Origination fees and costs related to loans originated for sale (and carried at fair value) are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.
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

77	2017 Form 10-K

Purchased Credit-Impaired Loans
Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio primarily consists of loans acquired in business combinations subsequent to 2011 and $38.7 million of residential mortgage and consumer (covered) loans subject to loss sharing agreements with the FDIC. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Interest income on PCI loans has been accounted for based on the acquired loans’ expected cash flows. The PCI loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.
The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). Valley had no allowance reserves related to PCI loans at December 31, 2017 and 2016.
The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for the underlying loans of each PCI loan pool. These evaluations, performed at least annually, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans and the FDIC loss-share receivable, if applicable, is prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to non-interest income. See Note 5 for additional information.
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
FDIC Loss-Share Receivable
The FDIC loss-share receivable arising from the loss-share agreements is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. At the date of acquisition, the FDIC loss-share receivable was measured at its fair value based on expected future cash flows covered by the loss share agreements. In addition, the asset is based on the credit adjustments estimated for each loan pool and the loss-share percentages. The difference between the present value and the undiscounted cash flow expected to be collected from the FDIC is accreted into non-interest income over the life of the FDIC loss-share receivable. Our FDIC loss-share receivable totaled $6.3 million and $7.2 million at December 31, 2017 and 2016, respectively, and is included in other assets. Although this asset represents a contractual receivable from the FDIC, there is no contractual interest rate associated with the asset.
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
The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-PCI loan portfolio and off-balance sheet unfunded letters of credit, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, Valley had no allowance reserves related to PCI loans at December 31, 2017 and 2016. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, estimating the appropriate loss look-back and loss emergence

2017 Form 10-K	78

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
The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of the loans. Loans are evaluated based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and non-performing loan status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans and commercial real estate loans, and evaluated by the Loan Review Department on a test basis. Loans with a grade that is below “Pass” grade are adversely classified. See Note 5 for details. Any change in the credit risk grade of adversely classified performing and/or non-performing loans affects the amount of the related allowance. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically assign a valuation allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. Loans identified as losses by management are charged-off. Commercial loans are generally assessed for full or partial charge-off to the net realizable value for collateral dependent loans when a loan is between 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. Residential loans and home equity loans are generally charged-off to net realizable value when the loan is 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy). Automobile loans are fully charged-off when the loan is 120 days past due or partially charged-off to the net realizable value of collateral, if the collateral is recovered prior to such time. Unsecured consumer loans are generally fully charged-off when the loan is 150 days past due.
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
See Notes 5 and 6 for Valley’s loan credit quality and additional allowance disclosures.

79	2017 Form 10-K

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
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell), and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO totaled $9.8 million and $10.2 million at December 31, 2017 and 2016, respectively. At December 31, 2016, OREO included $588 thousand of OREO properties related to the FDIC-assisted transactions, which are subject to the loss-sharing agreements. OREO included foreclosed residential real estate properties totaling $7.3 million and $1.6 million at December 31, 2017 and 2016, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.8 million and $7.1 million at December 31, 2017 and 2016, respectively.
Goodwill
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill is not amortized and is subject to an annual assessment for impairment. Currently, the goodwill impairment analysis is generally a two-step test. However, Valley may choose to perform an optional qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for one or more units in future periods. During 2017 and 2016, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units.
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

2017 Form 10-K	80

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
Stock-Based Compensation
Compensation expense for stock options and restricted stock awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Under Valley’s long-term incentive compensation plans, award grantees that are eligible for retirement do not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based restricted stock and restricted stock unit awards with a market condition. The grant date fair value of a performance-based restricted stock or restricted stock unit award that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model. See Note 12 for additional information.
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
Valley’s expense for income taxes includes the current and deferred portions of that expense. Deferred tax assets are recognized if, in management's judgment, their realizability is determined to be more likely than not. A valuation allowance is established to reduce deferred tax assets to the amount we expect to realize. Deferred income tax expense or benefit results from differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. See Note 13 for details regarding the impact of the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017.
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

81	2017 Form 10-K

the non-credit portion of other-than-temporary impairment charges relating to these securities); (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the pension benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans. Income tax effects are released from accumulated other comprehensive income on an individual unit of account basis. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 19 for additional disclosures.
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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands, except for share data)
Net income available to common shareholders	$152,458	$160,958	$99,144
Basic weighted-average number of common shares outstanding	264,038,123	254,841,571	234,405,909
Plus: Common stock equivalents	850,884	426,765	31,091
Diluted weighted-average number of common shares outstanding	264,889,007	255,268,336	234,437,000
Earnings per common share:
Basic	$0.58	$0.63	$0.42
Diluted	0.58	0.63	0.42
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options and warrants equaled approximately 3.1 million, 4.0 million, and 4.7 million of common shares for the years ended December 31, 2017, 2016, and 2015, respectively.
Preferred and Common Stock Dividends
Valley issued 4.6 million shares and 4.0 million shares of non-cumulative perpetual preferred stock in June 2015 and August 2017, respectively, which were initially recorded at fair value (see Note 18 for additional details on the preferred stock issuances). The preferred shares are senior to Valley common stock, whereas the current year dividends must be paid before Valley can pay dividends to its common stockholders. Preferred dividends declared are deducted from net income for computing income available to common stockholders and earnings per common share computations.
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

2017 Form 10-K	82

forecasted transactions, are considered cash flow hedges. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in cash flows or fair value of the derivative hedging instrument with the changes in cash flows or fair value of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the subsequent change in fair value of such instrument is charged directly to earnings. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Valley calculates the credit valuation adjustments to the fair value of derivatives on a net basis by counterparty portfolio, as an accounting policy election under the provisions of ASU No. 2011-04.
New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2017
Accounting Standards Update (ASU) No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). The ASU No. 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. The ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Valley early adopted ASU No.2018-02, which resulted in the reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings totaling $7.9 million, reflected in the Consolidated Statements of Changes in Shareholders' Equity. See also Note 19 for further details.
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
New Accounting Guidance to be Adopted in the First Quarter of 2018
ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" amends the hedge accounting recognition and presentation requirements to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for the annual and interim reporting periods beginning January 1, 2019 with early adoption permitted. ASU No. 2017-12 requires a modified retrospective method to be used at adoption with a cumulative-effect adjustment to opening retained earnings to eliminate the separate measurement of ineffectiveness form accumulated comprehensive income. Valley elected to early adopt ASU No. 2017-12 for annual and interim reporting periods beginning January 1, 2018. The adoption of ASU No. 2017-12 will not have a significant impact on Valley's consolidated financial statements.

83	2017 Form 10-K

ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" requires service cost to be reported in the same financial statement line item(s) as other current employee compensation costs. All other components of expense must be presented separately from service cost, and outside any subtotal of income from operations. Only the service cost component of expense is eligible to be capitalized. ASU No. 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. ASU No. 2017-07 is effective for Valley for its annual and interim reporting periods beginning January 1, 2018 with early adoption permitted. ASU No. 2017-07 will not have a significant impact on the presentation of Valley's consolidated financial statements.
ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory”. Under current GAAP, the tax effects of intercompany sales are deferred until the transferred asset is sold to a third party or otherwise recovered through amortization. This is an exception to the accounting for income taxes that generally requires recognition of current and deferred income taxes. The new guidance eliminates the exception for intercompany sales of assets. ASU No. 2016-16 is effective for Valley on January 1, 2018 and it should be applied using the modified retrospective method. As a result, Valley expects to record a $15.4 million cumulative effect adjustment that will reduce retained earnings effective January 1, 2018.
ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" clarifies on how certain cash receipts and cash payments should be classified and presented in the statement of cash flows. The ASU No. 2016-15 includes guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for Valley for annual and interim reporting periods beginning January 1, 2018 and it should be applied using a retrospective transition method to each period presented. ASU No. 2016-15 will not have a significant impact on the presentation of Valley's consolidated statements of cash flows.
ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” requires that: (i) equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income, (ii) equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment with changes in value under either of these methods recognized in net income, (iii) entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value in other comprehensive income if it is related to instrument-specific credit risk, and (iv) entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities. ASU No. 2016-01 is effective for Valley for reporting periods beginning January 1, 2018 and will not have a material effect on Valley’s consolidated financial statements.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and subsequent related updates modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. The updates also require new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. Valley adopted the guidance on January 1, 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition standard was not expected to have a material impact on Valley’s consolidated financial statements. Valley has completed its review of non-interest income revenue streams within the scope of the guidance and an assessment of its revenue contracts and, as a result, did not identify material changes related to the timing or amount of revenue recognition. Therefore, Valley does not expect an adjustment to opening retained earnings at January 1, 2018 due to the adoption of this standard. Valley has also concluded that additional disaggregation of revenue categories (as reported in the consolidated financial statements for December 31, 2017) that are within the scope of the new guidance will not be necessary. However, Valley will provide additional qualitative disclosures regarding such revenues as required by the new guidance.
New Accounting Guidance Not Yet Adopted
ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" shortens the amortization period for certain callable debt securities held at a premium. ASU No. 2017-08 requires the premium to be amortized to the earliest call date. The accounting for securities held at a discount does not change and the discount continues to be amortized as an adjustment to yield over the contractual life (to maturity) of the instrument. ASU No. 2017-08 is effective for Valley for the annual and interim reporting periods beginning January 1, 2019 with early adoption permitted, and is to be applied using modified retrospective method. Additionally, in the period of adoption, entities should provide disclosures about a change in accounting principle. ASU No. 2017-08 is not expected to have a significant impact on Valley's consolidated financial statements.

2017 Form 10-K	84

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
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on all expected losses over the lives of the assets rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley expects that the new guidance will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the nonaccretable difference (as defined in Note 5) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.
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
BUSINESS COMBINATIONS (Note 2)
USAmeriBancorp, Inc.
On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $4.7 billion in assets, $3.8 billion in net loans and $3.6 billion in deposits, and maintained a branch network of 29 offices at December 31, 2017. The acquisition will expand Valley’s Florida presence, primarily in the Tampa Bay market, and establish a presence in the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they own. Full systems integration is expected to be completed in the second quarter of 2018. The total consideration for the acquisition was approximately $737 million.
Merger expenses totaled $2.6 million for the year ended December 31, 2017, which largely related to professional and legal fees included in non-interest expense on the consolidated statements of income.

85	2017 Form 10-K

Masters Coverage Corp.
On January 4, 2016, Masters Coverage Corp., an all-line insurance agency that is a wholly-owned subsidiary of the Bank, acquired certain assets of an independent insurance agency located in New York. The purchase price totaled approximately $1.4 million in combined cash and future cash consideration.

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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

2017 Form 10-K	86

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2017 and 2016. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,642	$49,642	$—	$—
U.S. government agency securities	42,505	—	42,505	—
Obligations of states and political subdivisions	112,884	—	112,884	—
Residential mortgage-backed securities	1,223,295	—	1,215,935	7,360
Trust preferred securities	3,214	—	3,214	—
Corporate and other debt securities	51,164	7,783	43,381	—
Equity securities	11,201	1,382	9,819	—
Total available for sale	1,493,905	58,807	1,427,738	7,360
Loans held for sale (1)	15,119	—	15,119	—
Other assets (2)	26,417	—	26,417	—
Total assets	$1,535,441	$58,807	$1,469,274	$7,360
Liabilities
Other liabilities (2)	$24,330	$—	$24,330	$—
Total liabilities	$24,330	$—	$24,330	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$48,373	$—	$—	$48,373
Loan servicing rights	5,350	—	—	5,350
Foreclosed assets	3,472	—	—	3,472
Total	$57,195	$—	$—	$57,195

87	2017 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $14.8 million and $58.2 million at December 31, 2017 and 2016, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2017, 2016 and 2015 are summarized below:

	Available For Sale Securities
	2017	2016	2015
	(in thousands)
Balance, beginning of the period	$11,888	$13,793	$19,309
Net losses included in other comprehensive income	(251)	(203)	(1,072)
Sales	(1,935)	—	(2,674)
Settlements, net	(2,342)	(1,702)	(1,770)
Balance, end of the period	$7,360	$11,888	$13,793
Transfers into and out of Level 3 assets are generally made in response to a decrease or an increase, respectively, in the availability of observable market data used in the securities’ pricing obtained primarily through independent pricing services or dealer market participants. See further details regarding the valuation techniques used for the fair value measurement of the financial instruments below. There were no transfers of assets into and out of Level 3, or between Level 1 and Level 2 during 2017 and 2016.

2017 Form 10-K	88

There have been no material changes in the valuation methodologies used at December 31, 2017 from December 31, 2016.
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
Available for sale securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or an independent pricing service may be derived from unobservable market information (Level 3 inputs). In these instances, Valley evaluates the appropriateness and quality of the assumption and the resulting price. In addition, Valley reviews the volume and level of activity for all available for sale securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilizes unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilizes the best information that is both reasonable and available without undue cost and effort.
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
The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at December 31, 2017:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average
Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	11.5 - 27.3%	19.1%
		Default rate	0.9 - 38.9	8.3
		Loss severity	45.0 - 62.6	57.1
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

89	2017 Form 10-K

In validating the fair value calculation from an independent valuation adviser, Valley reviews the accuracy of the inputs and the appropriateness of the unobservable inputs utilized in the valuation to ensure the fair value calculation is reasonable from a market participant perspective.

Loans held for sale.  The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2017 and 2016 based on the short duration these assets were held and the high credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2017 and 2016), is determined based on the current market prices for similar instruments provided by Freddie Mac and Fannie Mae. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2017 and 2016.
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
Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2017, certain appraisals may be discounted based on specific market data by location and property type. During 2017 and 2016, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $2.1 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively. These collateral dependent impaired loans with a total recorded investment of $57.5 million and $8.4 million at December 31, 2017 and 2016, respectively, were reduced by specific valuation allowance allocations totaling $9.1 million and $3.0 million to a reported total net carrying amount of $48.4 million and $5.4 million at December 31, 2017 and 2016, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2017, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 22 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $429 thousand for the year ended December 31, 2017 as compared to net impairment charges of $611 thousand for the year ended December 31, 2016.
Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is

2017 Form 10-K	90

typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. There were no adjustments to the appraisals of foreclosed assets at December 31, 2017. During the years ended December 31, 2017 and 2016, foreclosed assets measured at fair value upon initial recognition or subsequent re-measurement totaled $3.5 million and $4.5 million, respectively. The charge-offs of foreclosed assets to the allowance for loan losses totaled $1.9 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in losses of $361 thousand, $1.0 million and $2.0 million included in non-interest expense for the years ended December 31, 2017, 2016 and 2015, respectively.
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

91	2017 Form 10-K

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2017 and 2016 were as follows:

		December 31,
		2017		2016
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$243,310	$243,310	$220,791	$220,791
Interest bearing deposits with banks	Level 1	172,800	172,800	171,710	171,710
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,676	145,257	138,830	147,495
U.S. government agency securities	Level 2	9,859	9,981	11,329	11,464
Obligations of states and political subdivisions	Level 2	465,878	477,479	566,590	577,826
Residential mortgage-backed securities	Level 2	1,131,945	1,118,044	1,112,460	1,102,802
Trust preferred securities	Level 2	49,824	40,088	59,804	47,290
Corporate and other debt securities	Level 2	46,509	46,771	36,559	37,720
Total investment securities held to maturity		1,842,691	1,837,620	1,925,572	1,924,597
Net loans	Level 3	18,210,724	17,562,153	17,121,684	16,756,655
Accrued interest receivable	Level 1	73,990	73,990	66,816	66,816
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	178,668	178,668	147,127	147,127
Financial liabilities
Deposits without stated maturities	Level 1	14,589,941	14,589,941	14,591,837	14,591,837
Deposits with stated maturities	Level 2	3,563,521	3,465,373	3,138,871	3,160,572
Short-term borrowings	Level 1	748,628	679,316	1,080,960	1,081,751
Long-term borrowings	Level 2	2,315,819	2,453,797	1,433,906	1,523,386
Junior subordinated debentures issued to capital trusts	Level 2	41,774	37,289	41,577	45,785
Accrued interest payable (2)	Level 1	14,161	14,161	10,675	10,675

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

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

2017 Form 10-K	92

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

93	2017 Form 10-K

INVESTMENT SECURITIES (Note 4)

Held to Maturity
The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2017 and 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2017
U.S. Treasury securities	$138,676	$6,581	$—	$145,257
U.S. government agency securities	9,859	122	—	9,981
Obligations of states and political subdivisions:
Obligations of states and state agencies	244,272	7,083	(1,653)	249,702
Municipal bonds	221,606	6,199	(28)	227,777
Total obligations of states and political subdivisions	465,878	13,282	(1,681)	477,479
Residential mortgage-backed securities	1,131,945	4,842	(18,743)	1,118,044
Trust preferred securities	49,824	60	(9,796)	40,088
Corporate and other debt securities	46,509	532	(270)	46,771
Total investment securities held to maturity	$1,842,691	$25,419	$(30,490)	$1,837,620
December 31, 2016
U.S. Treasury securities	$138,830	$8,665	$—	$147,495
U.S. government agency securities	11,329	135	—	11,464
Obligations of states and political subdivisions:
Obligations of states and state agencies	252,185	6,692	(1,428)	257,449
Municipal bonds	314,405	6,438	(466)	320,377
Total obligations of states and political subdivisions	566,590	13,130	(1,894)	577,826
Residential mortgage-backed securities	1,112,460	8,432	(18,090)	1,102,802
Trust preferred securities	59,804	40	(12,554)	47,290
Corporate and other debt securities	36,559	1,190	(29)	37,720
Total investment securities held to maturity	$1,925,572	$31,592	$(32,567)	$1,924,597

2017 Form 10-K	94

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2017 and 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,342	$(50)	$53,034	$(1,603)	$59,376	$(1,653)
Municipal bonds	4,644	(25)	561	(3)	5,205	(28)
Total obligations of states and political subdivisions	10,986	(75)	53,595	(1,606)	64,581	(1,681)
Residential mortgage-backed securities	344,216	(2,357)	570,969	(16,386)	915,185	(18,743)
Trust preferred securities	—	—	38,674	(9,796)	38,674	(9,796)
Corporate and other debt securities	9,980	(270)	—	—	9,980	(270)
Total	$365,182	$(2,702)	$663,238	$(27,788)	$1,028,420	$(30,490)
December 31, 2016
Obligations of states and political subdivisions:
Obligations of states and state agencies	$98,114	$(1,428)	$—	$—	$98,114	$(1,428)
Municipal bonds	27,368	(466)	—	—	27,368	(466)
Total obligations of states and political subdivisions	125,482	(1,894)	—	—	125,482	(1,894)
Residential mortgage-backed securities	692,108	(14,420)	114,505	(3,670)	806,613	(18,090)
Trust preferred securities	—	—	45,898	(12,554)	45,898	(12,554)
Corporate and other debt securities	2,971	$(29)	$—	$—	$2,971	$(29)
Total	$820,561	$(16,343)	$160,403	$(16,224)	$980,964	$(32,567)
The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2017 was 152 as compared to 132 at December 31, 2016.
The unrealized losses existing for more than twelve months within the residential mortgage-backed securities category of the held to maturity portfolio at December 31, 2017 mostly related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at December 31, 2017 primarily related to four non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2017.
As of December 31, 2017, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.1 billion.

95	2017 Form 10-K

The contractual maturities of investments in debt securities held to maturity at December 31, 2017 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$32,026	$32,320
Due after one year through five years	223,337	228,738
Due after five years through ten years	322,061	335,740
Due after ten years	133,322	122,778
Residential mortgage-backed securities	1,131,945	1,118,044
Total investment securities held to maturity	$1,842,691	$1,837,620
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.3 years at December 31, 2017.
Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2017 and 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2017
U.S. Treasury securities	$50,997	$—	$(1,355)	$49,642
U.S. government agency securities	42,384	158	(37)	42,505
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,435	158	(374)	38,219
Municipal bonds	74,752	477	(564)	74,665
Total obligations of states and political subdivisions	113,187	635	(938)	112,884
Residential mortgage-backed securities	1,239,534	2,423	(18,662)	1,223,295
Trust preferred securities*	3,726	—	(512)	3,214
Corporate and other debt securities	50,701	623	(160)	51,164
Equity securities	10,505	1,190	(494)	11,201
Total investment securities available for sale	$1,511,034	$5,029	$(22,158)	$1,493,905
December 31, 2016
U.S. Treasury securities	$51,020	$6	$(1,435)	$49,591
U.S. government agency securities	22,815	232	(6)	23,041
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,696	70	(424)	40,342
Municipal bonds	80,045	147	(767)	79,425
Total obligations of states and political subdivisions	120,741	217	(1,191)	119,767
Residential mortgage-backed securities	1,029,827	2,061	(16,346)	1,015,542
Trust preferred securities*	10,164	—	(2,155)	8,009
Corporate and other debt securities	60,651	436	(522)	60,565
Equity securities	20,505	1,114	(761)	20,858
Total investment securities available for sale	$1,315,723	$4,066	$(22,416)	$1,297,373

2017 Form 10-K	96

*	Includes one and two pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies at December 31, 2017 and 2016, respectively.

The age of unrealized losses and fair value of related securities available for sale at December 31, 2017 and 2016 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2017
U.S. Treasury securities	$916	$(2)	$48,726	$(1,353)	$49,642	$(1,355)
U.S. government agency securities	31,177	(37)	—	—	31,177	(37)
Obligations of states and political subdivisions:
Obligations of states and state agencies	13,337	(131)	7,792	(243)	21,129	(374)
Municipal bonds	31,669	(256)	12,133	(308)	43,802	(564)
Total obligations of states and political subdivisions	45,006	(387)	19,925	(551)	64,931	(938)
Residential mortgage-backed securities	406,940	(2,461)	599,167	(16,201)	1,006,107	(18,662)
Trust preferred securities	—	—	3,214	(512)	3,214	(512)
Corporate and other debt securities	5,855	(45)	15,115	(115)	20,970	(160)
Equity securities	—	—	5,150	(494)	5,150	(494)
Total	$489,894	$(2,932)	$691,297	$(19,226)	$1,181,191	$(22,158)
December 31, 2016
U.S. Treasury securities	$48,660	$(1,435)	$—	$—	$48,660	$(1,435)
U.S. government agency securities	2,530	(4)	4,034	(2)	6,564	(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	28,628	(404)	753	(20)	29,381	(424)
Municipal bonds	42,573	(506)	11,081	(261)	53,654	(767)
Total obligations of states and political subdivisions	71,201	(910)	11,834	(281)	83,035	(1,191)
Residential mortgage-backed securities	788,030	(11,889)	132,718	(4,457)	920,748	(16,346)
Trust preferred securities			8,009	(2,155)	8,009	(2,155)
Corporate and other debt securities	32,292	(294)	15,192	(228)	47,484	(522)
Equity securities	—	—	14,883	(761)	14,883	(761)
Total	$942,713	$(14,532)	$186,670	$(7,884)	$1,129,383	$(22,416)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2017 was 327 as compared to 298 at December 31, 2016.
The unrealized losses more than twelve months for the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2017 largely related to several investment grade securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.

97	2017 Form 10-K

Management does not believe that any individual unrealized loss as of December 31, 2017 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities.
As of December 31, 2017, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $775.6 million.
The contractual maturities of investments securities available for sale at December 31, 2017 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$10,595	$10,562
Due after one year through five years	117,072	115,589
Due after five years through ten years	74,154	74,588
Due after ten years	59,174	58,670
Residential mortgage-backed securities	1,239,534	1,223,295
Equity securities	10,505	11,201
Total investment securities available for sale	$1,511,034	$1,493,905
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2017 was 8.0 years.
Other-Than-Temporary Impairment Analysis
Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; prolonged decline in value of equity investments; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley's investment portfolios include private label mortgage-backed securities, trust preferred securities (including one pooled security at December 31, 2017) and corporate bonds (some issued by banks). These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
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
For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2017 that were at or above the minimum

2017 Form 10-K	98

amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.
At December 31, 2017, approximately 49 percent of the $578.8 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, New York, Utah and Maryland. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to a much lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $20.1 million and $20.8 million, respectively, at December 31, 2017. The special revenue bonds were mainly issued by the Port Authorities of New York and New Jersey, as well as various school districts. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. Substantially all of these investments are investment grade. As of December 31, 2017, these securities are expected to perform in accordance with their contractual terms and, as a result, Valley expects to recover the entire amortized cost basis of these securities.

For the one pooled trust preferred security, Valley evaluated the projected cash flows from its tranches to determine if they are adequate to support the future contractual principal and interest payments. Valley assessed the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rate will decrease the expected future cash flows from the security. If the projected decrease in cash flows affects the cash flows projected for the tranche held by Valley, the security would be considered to be other-than-temporarily impaired.
Other-Than-Temporarily Impaired Securities
There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2017, 2016 and 2015. At December 31, 2017, four previously impaired private label mortgage-backed securities had a combined amortized cost of $7.9 million and fair value of $7.4 million. During the fourth quarter of 2017, one previously impaired pooled trust preferred security was sold for an immaterial loss.
The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income or loss for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)
Balance, beginning of period	$4,916	$5,837	$8,947
Accretion of credit loss impairment due to an increase in expected cash flows	(284)	(921)	(728)
Sales	(1,317)	—	(2,382)
Balance, end of period	$3,315	$4,916	$5,837

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

99	2017 Form 10-K

Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in thousands)
Sales transactions:
Gross gains	$—	$271	$3,274
Gross losses	(25)	(58)	(947)
	$(25)	$213	$2,327
Maturities and other securities transactions:
Gross gains	$43	$615	$293
Gross losses	(38)	(51)	(133)
	$5	$564	$160
(Losses) gains on securities transactions, net	$(20)	$777	$2,487
LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2017 and 2016 was as follows:

	December 31, 2017			December 31, 2016
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,549,065	$192,360	$2,741,425	$2,357,018	$281,177	$2,638,195
Commercial real estate:
Commercial real estate	8,561,851	934,926	9,496,777	7,628,328	1,091,339	8,719,667
Construction	809,964	41,141	851,105	710,266	114,680	824,946
Total commercial real estate loans	9,371,815	976,067	10,347,882	8,338,594	1,206,019	9,544,613
Residential mortgage	2,717,744	141,291	2,859,035	2,684,195	183,723	2,867,918
Consumer:
Home equity	373,631	72,649	446,280	376,213	92,796	469,009
Automobile	1,208,804	98	1,208,902	1,139,082	145	1,139,227
Other consumer	723,306	4,750	728,056	569,499	7,642	577,141
Total consumer loans	2,305,741	77,497	2,383,238	2,084,794	100,583	2,185,377
Total loans	$16,944,365	$1,387,215	$18,331,580	$15,464,601	$1,771,502	$17,236,103

*	PCI loans include covered loans (mostly consisting of residential mortgage loans) totaling $38.7 million and $70.4 million at December 31, 2017 and 2016, respectively.

Total loans (excluding PCI covered loans) include net of unearned premiums and deferred loan costs totaling $22.2 million and $15.3 million at December 31, 2017 and 2016, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $1.5 billion and $1.9 billion at December 31, 2017 and 2016, respectively.

Valley transferred $313.2 million and $174.5 million of residential mortgage loans from the loan portfolio to loans held for sale in 2017 and 2016, respectively. These loans were sold resulting in net gains totaling $8.8 million and $7.3 million for the years ended December 31, 2017 and 2016, respectively. Exclusive of such transfers, there were no other sales or transfers of loans from the held for investment portfolio during 2017 and 2016.

2017 Form 10-K	100

Purchased Credit-Impaired Loans
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
The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Balance, beginning of period	$294,514	$415,179
Accretion	(89,770)	(107,482)
Net increase (decrease) in expected cash flows	77,265	(9,989)
Other, net	—	(3,194)
Balance, end of period	$282,009	$294,514
The net increase (decrease) in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net increase in the expected cash flows totaling approximately $77.3 million for the year ended December 31, 2017 was largely due to a decrease in the expected losses for certain PCI loan pools during the fourth quarter of 2017.  Conversely, the net decrease of approximately $10.0 million for 2016 was largely due to accelerated cash flows caused by higher actual loan repayments within certain loan pools which reduced the remaining reforecasted accretable yield during the fourth quarter of 2016.
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
The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2017:

2017
(in thousands)
Outstanding at beginning of year	$165,320
New loans and advances	7,307
Repayments	(21,362)
Outstanding at end of year	$151,265
All loans to related parties are performing as of December 31, 2017.
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

101	2017 Form 10-K

Commercial and industrial loans.  A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $401.8 million and $455.5 million at December 31, 2017 and 2016, respectively.
The commercial portfolio also includes taxi medallion loans, most of which consist of loans to fleet owners of New York City medallions. At December 31, 2017, the taxi medallion loans totaled $137.3 million and were largely classified as substandard and special mention loans. While the vast majority of these loans are performing at December 31, 2017, continued negative trends in the market valuations of the underlying taxi medallions could impact the future performance and internal classification of this portfolio. Valley's historical taxi medallion lending criteria has been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. We continue to closely monitor this portfolio's performance and the potential impact of the changes in market valuations for taxi medallions due to competing car service providers and other factors.
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
Home equity loans.  Home equity lending consists of both fixed and variable interest rate products. Valley mainly provides home equity loans to its residential mortgage customers within the footprint of its primary lending territory. Valley generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan.
Automobile loans.  Valley uses both judgmental and scoring systems in the credit decision process for automobile loans. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an

2017 Form 10-K	102

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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (including those secured by cash surrender value of life insurance), credit card loans and personal loans. Unsecured consumer loans totaled approximately $18.1 million and $20.6 million, including $8.2 million and $7.0 million of credit card loans, at December 31, 2017 and 2016, respectively. Valley believes the aggregate risk exposure to unsecured loans and lines of credit was not significant at December 31, 2017.
Credit Quality
The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2017 and 2016:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2017
Commercial and industrial	$3,650	$544	$—	$20,890	$25,084	$2,523,981	$2,549,065
Commercial real estate:
Commercial real estate	11,223	—	27	11,328	22,578	8,539,273	8,561,851
Construction	12,949	18,845	—	732	32,526	777,438	809,964
Total commercial real estate loans	24,172	18,845	27	12,060	55,104	9,316,711	9,371,815
Residential mortgage	12,669	7,903	2,779	12,405	35,756	2,681,988	2,717,744
Consumer loans:
Home equity	1,009	94	—	1,777	2,880	370,751	373,631
Automobile	5,707	987	271	73	7,038	1,201,766	1,208,804
Other consumer	1,693	118	13	20	1,844	721,462	723,306
Total consumer loans	8,409	1,199	284	1,870	11,762	2,293,979	2,305,741
Total	$48,900	$28,491	$3,090	$47,225	$127,706	$16,816,659	$16,944,365

103	2017 Form 10-K

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2016
Commercial and industrial	$6,705	$5,010	$142	$8,465	$20,322	$2,336,696	$2,357,018
Commercial real estate:
Commercial real estate	5,894	8,642	474	15,079	30,089	7,598,239	7,628,328
Construction	6,077	—	1,106	715	7,898	702,368	710,266
Total commercial real estate loans	11,971	8,642	1,580	15,794	37,987	8,300,607	8,338,594
Residential mortgage	12,005	3,564	1,541	12,075	29,185	2,655,010	2,684,195
Consumer loans:
Home equity	929	415	—	1,028	2,372	373,841	376,213
Automobile	3,192	723	188	146	4,249	1,134,833	1,139,082
Other consumer	76	9	21	—	106	569,393	569,499
Total consumer loans	4,197	1,147	209	1,174	6,727	2,078,067	2,084,794
Total	$34,878	$18,363	$3,472	$37,508	$94,221	$15,370,380	$15,464,601
If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.5 million, $2.1 million, and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively; none of these amounts were included in interest income during these periods.
Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

2017 Form 10-K	104

The following table presents the information about impaired loans by loan portfolio class at December 31, 2017 and 2016:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2017
Commercial and industrial	$9,946	$75,553	$85,499	$90,269	$11,044
Commercial real estate:
Commercial real estate	28,709	29,771	58,480	62,286	2,718
Construction	1,904	467	2,371	2,394	17
Total commercial real estate loans	30,613	30,238	60,851	64,680	2,735
Residential mortgage	5,654	8,402	14,056	15,332	718
Consumer loans:
Home equity	3,096	664	3,760	4,917	64
Total consumer loans	3,096	664	3,760	4,917	64
Total	$49,309	$114,857	$164,166	$175,198	$14,561
December 31, 2016
Commercial and industrial	$3,609	$27,031	$30,640	$35,957	$5,864
Commercial real estate:
Commercial real estate	21,318	36,974	58,292	60,267	3,612
Construction	1,618	2,379	3,997	3,997	260
Total commercial real estate loans	22,936	39,353	62,289	64,264	3,872
Residential mortgage	8,398	9,958	18,356	19,712	725
Consumer loans:
Home equity	1,182	2,352	3,534	3,626	70
Total consumer loans	1,182	2,352	3,534	3,626	70
Total	$36,125	$78,694	$114,819	$123,559	$10,531
Interest income recognized on a cash basis for impaired loans classified as non-accrual was not material for the years ended December 31, 2017, 2016 and 2015.
The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$80,974	$1,459	$36,552	$1,045	$28,451	$893
Commercial real estate:
Commercial real estate	54,799	1,908	59,633	2,122	77,154	2,380
Construction	3,258	86	5,790	182	16,399	534
Total commercial real estate loans	58,057	1,994	65,423	2,304	93,553	2,914
Residential mortgage	15,451	760	21,340	874	24,435	728
Consumer loans:
Home equity	4,295	160	2,626	68	3,852	111
Total consumer loans	4,295	160	2,626	68	3,852	111
Total	$158,777	$4,373	$125,941	$4,291	$150,291	$4,646

105	2017 Form 10-K

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
Performing TDRs (not reported as non-accrual loans) totaled $117.2 million and $85.2 million as of December 31, 2017 and 2016, respectively. Non-performing TDRs totaled $27.0 million and $10.6 million as of December 31, 2017 and 2016, respectively.
The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2017 and 2016. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2017 and 2016, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
December 31, 2017
Commercial and industrial	90	$75,894	$69,020
Commercial real estate:
Commercial real estate	6	23,781	23,548
Construction	3	1,188	932
Total commercial real estate	9	24,969	24,480
Residential mortgage	7	1,769	1,727
Total	106	$102,632	$95,227
December 31, 2016
Commercial and industrial	19	$18,186	$16,277
Commercial real estate:
Commercial real estate	4	8,325	7,092
Construction	3	2,922	3,626
Total commercial real estate	7	11,247	10,718
Residential mortgage	7	1,867	1,826
Consumer	1	54	51
Total	34	$31,354	$28,872

The total TDRs presented in the table above had allocated specific reserves for loan losses that totaled $8.7 million and $4.8 million at December 31, 2017 and 2016, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. There were no loan charge-offs related to loans modified as TDRs during 2017 and 2016. At December 31, 2017, the commercial and industrial loan category in the above table largely consisted of performing TDR taxi cab medallion loans classified as substandard and non-accrual doubtful loans.

2017 Form 10-K	106

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017		2016
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	7	$5,841	—	$—
Commercial real estate	1	165	2	357
Residential mortgage	5	1,125	—	—
Consumer	—	—	4	853
Total	13	$7,131	6	$1,210
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

The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2017 and 2016.

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2017
Commercial and industrial	$2,375,689	$62,071	$96,555	$14,750	$2,549,065
Commercial real estate	8,447,865	48,009	65,977	—	8,561,851
Construction	808,091	360	1,513	—	809,964
Total	$11,631,645	$110,440	$164,045	$14,750	$11,920,880
December 31, 2016
Commercial and industrial	$2,246,457	$44,316	$64,649	$1,596	$2,357,018
Commercial real estate	7,486,469	57,591	84,268	—	7,628,328
Construction	708,070	200	1,996	—	710,266
Total	$10,440,996	$102,107	$150,913	$1,596	$10,695,612
At December 31, 2017, the commercial and industrial loans rated substandard and doubtful in the above table partly consisted of performing TDR taxi medallion loans and non-accrual taxi cab medallion loans, respectively.

107	2017 Form 10-K

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2017 and 2016:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2017
Residential mortgage	$2,705,339	$12,405	$2,717,744
Home equity	371,854	1,777	373,631
Automobile	1,208,731	73	1,208,804
Other consumer	723,286	20	723,306
Total	$5,009,210	$14,275	$5,023,485
December 31, 2016
Residential mortgage	$2,672,120	$12,075	$2,684,195
Home equity	375,185	1,028	376,213
Automobile	1,138,936	146	1,139,082
Other consumer	569,499	—	569,499
Total	$4,755,740	$13,249	$4,768,989

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2017 and 2016:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2017
Commercial and industrial	$172,105	$20,255	$192,360
Commercial real estate	924,574	10,352	934,926
Construction	39,802	1,339	41,141
Residential mortgage	135,745	5,546	141,291
Consumer	76,901	596	77,497
Total	$1,349,127	$38,088	$1,387,215
December 31, 2016
Commercial and industrial	$272,483	$8,694	$281,177
Commercial real estate	1,080,376	10,963	1,091,339
Construction	113,370	1,310	114,680
Residential mortgage	179,793	3,930	183,723
Consumer	98,469	2,114	100,583
Total	$1,744,491	$27,011	$1,771,502

2017 Form 10-K	108

ALLOWANCE FOR CREDIT LOSSES (Note 6)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at December 31, 2017 and 2016.
The following table summarizes the allowance for credit losses at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$120,856	$114,419
Allowance for unfunded letters of credit	3,596	2,185
Total allowance for credit losses	$124,452	$116,604
The following table summarizes the provision for credit losses for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$8,531	$11,873	$7,846
Provision for unfunded letters of credit	1,411	(4)	255
Total provision for credit losses	$9,942	$11,869	$8,101
The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$114,419
Loans charged-off	(5,421)	(559)	(530)	(4,564)	(11,074)
Charged-off loans recovered	4,736	1,425	1,016	1,803	8,980
Net (charge-offs) recoveries	(685)	866	486	(2,761)	(2,094)
Provision for loan losses	7,097	(1,763)	(583)	3,780	8,531
Ending balance	$57,232	$54,954	$3,605	$5,065	$120,856
December 31, 2016
Allowance for loan losses:
Beginning balance	$48,767	$48,006	$4,625	$4,780	$106,178
Loans charged-off	(5,990)	(650)	(866)	(3,463)	(10,969)
Charged-off loans recovered	2,852	2,057	774	1,654	7,337
Net (charge-offs) recoveries	(3,138)	1,407	(92)	(1,809)	(3,632)
Provision for loan losses	5,191	6,438	(831)	1,075	11,873
Ending balance	$50,820	$55,851	$3,702	$4,046	$114,419

109	2017 Form 10-K

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2017 and 2016. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$11,044	$2,735	$718	$64	$14,561
Collectively evaluated for impairment	46,188	52,219	2,887	5,001	106,295
Total	$57,232	$54,954	$3,605	$5,065	$120,856
Loans:
Individually evaluated for impairment	$85,499	$60,851	$14,056	$3,760	$164,166
Collectively evaluated for impairment	2,463,566	9,310,964	2,703,688	2,301,981	16,780,199
Loans acquired with discounts related to credit quality	192,360	976,067	141,291	77,497	1,387,215
Total	$2,741,425	$10,347,882	$2,859,035	$2,383,238	$18,331,580
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$5,864	$3,872	$725	$70	$10,531
Collectively evaluated for impairment	44,956	51,979	2,977	3,976	103,888
Total	$50,820	$55,851	$3,702	$4,046	$114,419
Loans:
Individually evaluated for impairment	$30,640	$62,289	$18,356	$3,534	$114,819
Collectively evaluated for impairment	2,326,378	8,276,305	2,665,839	2,081,260	15,349,782
Loans acquired with discounts related to credit quality	281,177	1,206,019	183,723	100,583	1,771,502
Total	$2,638,195	$9,544,613	$2,867,918	$2,185,377	$17,236,103
PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2017 and 2016, premises and equipment, net consisted of:

	2017	2016
	(in thousands)
Land	$77,235	$78,116
Buildings	210,335	210,012
Leasehold improvements	79,217	73,405
Furniture and equipment	255,189	240,424
Total premises and equipment	621,976	601,957
Accumulated depreciation and amortization	(334,271)	(310,777)
Total premises and equipment, net	$287,705	$291,180
Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2017, 2016 and 2015 was approximately $24.8 million, $24.4 million, and $21.1 million, respectively.

2017 Form 10-K	110

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2015	$20,517	$199,119	$314,260	$152,443	$686,339
Goodwill from business combinations	701	984	1,998	615	4,298
Balance at December 31, 2016	$21,218	$200,103	$316,258	$153,058	$690,637
Balance at December 31, 2017	$21,218	$200,103	$316,258	$153,058	$690,637

*	Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.
There were no changes to the carrying amounts of goodwill allocated to Valley's business segments during 2017. During 2016, goodwill from business combinations primarily related to the effect of the combined adjustments to the estimated fair values of the acquired assets and liabilities as of the acquisition date of CNL, as well as $701 thousand of goodwill from the acquisition of certain assets from an independent insurance agency during the first quarter of 2016. The adjustments mostly related to the fair value of certain PCI loans, core deposit intangibles and time deposits which, resulted in an increase in goodwill totaling $3.6 million (see Note 2 for further details). There was no impairment of goodwill during the years ended December 31, 2017, 2016 and 2015.
The following tables summarize other intangible assets as of December 31, 2017 and 2016:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2017
Loan servicing rights	$79,138	$(57,054)	$(471)	$21,613
Core deposits	43,396	(24,297)	—	19,099
Other	4,087	(2,292)	—	1,795
Total other intangible assets	$126,621	$(83,643)	$(471)	$42,507
December 31, 2016
Loan servicing rights	$73,002	$(52,634)	$(900)	$19,468
Core deposits	61,504	(37,562)	—	23,942
Other	4,087	(2,013)	—	2,074
Total other intangible assets	$138,593	$(92,209)	$(900)	$45,484
Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 20 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2017, 2016 and 2015.

111	2017 Form 10-K

The following table summarizes the change in loan servicing rights during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)
Loan servicing rights
Balance at beginning of year	$20,368	$16,681	$20,446
Origination of loan servicing rights	7,039	8,479	1,696
Amortization expense	(5,323)	(4,792)	(5,461)
Balance at end of year	$22,084	$20,368	$16,681
Valuation allowance
Balance at beginning of year	$(900)	$(289)	$(592)
Impairment adjustment	429	(611)	303
Balance at end of year	$(471)	$(900)	$(289)
Balance at end of year, net of valuation allowance	$21,613	$19,468	$16,392
Loan servicing rights are accounted for using the amortization method (see Note 1 for more details).
The Bank is a servicer of residential mortgage loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $2.8 billion, $2.5 billion and $2.1 billion at December 31, 2017, 2016 and 2015, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including recoveries and net impairment charges on loan servicing rights (reflected in the table above), of $10.0 million, $11.3 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2018	$5,180	$4,215	$249
2019	4,160	3,671	235
2020	3,331	3,127	220
2021	2,554	2,582	206
2022	2,039	2,038	191
DEPOSITS (Note 9)
Included in time deposits are certificates of deposit over $250 thousand totaling $647.3 million and $550.2 million at December 31, 2017 and 2016, respectively. Interest expense on time deposits of $250 thousand or more totaled approximately $1.3 million, $1.1 million, and $2.3 million in 2017, 2016 and 2015, respectively.

The scheduled maturities of time deposits as of December 31, 2017 are as follows:

Year	Amount
(in thousands)
2018	$1,920,543
2019	747,876
2020	316,238
2021	221,472
2022	198,264
Thereafter	159,128
Total time deposits	$3,563,521

2017 Form 10-K	112

Deposits from certain directors, executive officers and their affiliates totaled $77.7 million and $85.6 million at December 31, 2017 and 2016, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
Securities sold under agreements to repurchase	$321,628	$298,960
FHLB advances	427,000	782,000
Total short-term borrowings	$748,628	$1,080,960
The weighted average interest rate for short-term borrowings was 1.05 percent and 0.65 percent at December 31, 2017 and 2016, respectively.
Long-Term Borrowings
Long-term borrowings at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
FHLB advances, net (1)	$1,980,666	$1,031,666
Securities sold under agreements to repurchase	100,000	165,000
Subordinated debt, net (2)	235,153	236,731
Other	—	509
Total long-term borrowings	$2,315,819	$1,433,906

(1)	FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $14.3 million and $18.3 million at December 31, 2017 and 2016, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $1.7 million and $1.9 million at December 31, 2017 and 2016, respectively.
In 2016, Valley prepaid $355 million and $50 million of the long-term FHLB advances and securities sold under agreements to repurchase, respectively. These prepaid borrowings, which had contractual maturity dates in 2018 and a total average interest rate of 3.69 percent, were funded with a new fixed-rate five-year FHLB advance totaling $405.0 million. The transaction was accounted for as a debt modification under U.S. GAAP. As a result, the new advance has an adjusted annual interest rate of 2.51 percent, after amortization of prepayment penalties totaling $20.0 million paid to the FHLB.
In 2016, Valley also prepaid $87 million of FHLB advances assumed in the acquisition of CNL. The prepayment was entirely funded by cash balances that were held as a collateral at the FHLB of Atlanta and resulted in the recognition of a $315 thousand loss on extinguishment of debt for the year ended December 31, 2016.
In December 2015, Valley prepaid $625 million and $220 million of the long-term FHLB advances and securities sold under agreements to repurchase, respectively, These prepaid borrowings had had a combined weighted average interest rate of 3.72 percent. The debt extinguishment resulted in a loss, consisting of prepayment penalties, totaling approximately $51.1 million for the year ended December 31, 2015.
FHLB Advances. The long-term FHLB advances had a weighted average interest rate of 2.52 percent and 3.37 percent at December 31, 2017 and 2016, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

113	2017 Form 10-K

The long-term FHLB advances at December 31, 2017 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2018	$700,000
2019	255,000
2021	840,000
2022	200,000
Total long-term FHLB advances	$1,995,000
There are no FHLB advances which are callable for early redemption by the FHLB in the table above.
Long-term borrowings for securities sold under agreements. The long-term borrowings for securities sold under agreements had a weighted average interest rate of 3.37 percent and 2.41 percent at December 31, 2017 and 2016, respectively.
The long-term repos at December 31, 2017 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2018	$50,000
2022	50,000
Total long-term securities sold under agreements to repurchase	$100,000
Subordinated Debt. In June 2015, Valley issued $100 million of 4.55 percent subordinated debentures (notes) due July 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year. The subordinated notes had a net carrying value of $99.2 million and $99.0 million at December 31, 2017 and 2016, respectively.
In September 2013, Valley issued $125 million of its 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes. In August 2016, the fair value interest rate swap with a notional amount of $125 million was terminated resulting in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. The subordinated notes had a net carrying value of $136.0 million and $137.7 million at December 31, 2017 and 2016, respectively.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.8 billion and $1.5 billion for December 31, 2017 and 2016, respectively.

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

2017 Form 10-K	114

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2017 and 2016:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2017
Carrying value (1)	$24,743	$8,824	$8,207
Contractual principal balance	24,743	10,310	10,310
December 31, 2016
Carrying value (1)	$24,777	$8,724	$8,076
Contractual principal balance	24,743	10,310	10,310
Annual interest rate (2)	3-month LIBOR+1.4%	3-month LIBOR+3.45%	3-month LIBOR+2.85%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009
Trust Preferred Securities:
December 31, 2017 and 2016
Face value	$24,000	$10,000	$10,000
Annual distribution rate (2)	3-month LIBOR+1.4%	3-month LIBOR+3.45%	3-month LIBOR+2.85%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003
Distribution dates (3)	Quarterly	Quarterly	Quarterly

(1)	The carrying values include unamortized purchase accounting adjustments at December 31, 2017 and 2016.

(2)
Interest on GCB Capital Trust III was fixed at an annual rate of 6.96 percent until July 30, 2017, then it reset to a 3-month LIBOR plus 1.4 percent. The annual interest rate for all of the junior subordinated debentures and related trust preferred securities excludes the effect of the purchase accounting adjustments.

(3)	All cash distributions are cumulative.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon early redemption. The trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by Valley of the trusts’ obligations under the trust preferred securities issued. Under the junior subordinated debenture agreements, Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity dates in the table above. Currently, Valley has no intention to exercise its right to defer interest payments on the debentures.
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2017 and 2016.
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
Effective December 31, 2013 the benefits earned under the qualified and non-qualified plans were frozen. As a result, Valley re-measured the projected benefit obligation of the affected plans and the funded status of each plan at June 30, 2013. Consequently, participants in each plan will not accrue further benefits and their pension benefits will be determined based on the compensation and service as of December 31, 2013. Plan benefits will not increase for any compensation or service earned after such date. All participants were immediately vested in their frozen accrued benefits if they were employed by the Bank as of December 31, 2013.

115	2017 Form 10-K

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$161,306	$157,661
Interest cost	5,713	6,681
Actuarial loss	10,148	2,047
Benefits paid	(6,601)	(5,546)
Projected benefit obligation at end of year	$170,566	$161,306
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$206,639	$189,414
Actual return on plan assets	21,468	22,424
Employer contributions	618	347
Benefits paid	(6,601)	(5,546)
Fair value of plan assets at end of year*	$222,124	$206,639

Funded status of the plan
Asset recognized	$51,558	$45,333
Accumulated benefit obligation	170,566	161,306

*    Includes accrued interest receivable of $993 thousand and $606 thousand as of December 31, 2017 and 2016, respectively.
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $628 thousand of the net actuarial loss reported in the following table as of December 31, 2017 as a component of net periodic pension expense during 2018.

	2017	2016
	(in thousands)
Net actuarial loss	$33,602	$30,140
Deferred tax benefit	(14,044)	(12,647)
Total	$19,558	$17,493
The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2017	2016
	(in thousands)
Projected benefit obligation	$20,175	$18,286
Accumulated benefit obligation	20,175	18,286
Fair value of plan assets	—	—
In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans were 3.69 percent and 4.12 percent as of December 31, 2017 and 2016, respectively.

2017 Form 10-K	116

The net periodic pension income for the qualified and non-qualified plans included the following components for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)
Interest cost	$5,713	$6,681	$6,889
Expected return on plan assets	(15,163)	(14,539)	(14,023)
Amortization of net loss	381	294	790
Total net periodic pension income	$(9,069)	$(7,564)	$(6,344)
At the end of 2016, Valley changed the method utilized to estimate the interest cost component of net periodic pension costs for our qualified and non-qualified plans. Historically, Valley estimated the interest cost component (and the service cost component when it was applicable) using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. At December 31, 2016, Valley elected to use a spot rate approach for the plans in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as Valley believes this provides a better estimate of service and interest costs. Valley considers this a change in estimate and, accordingly, accounted for it prospectively starting in 2017. This change does not affect the measurement of the total benefit obligation. For 2017, the change in estimate when compared to the prior approach accounted for a large portion of the decline in interest cost from 2016 to 2017 as shown in the table above.
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income/loss for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Net loss (gain)	$3,843	$(5,837)
Prior service cost	—	462
Amortization of prior service cost	(35)	—
Amortization of actuarial loss	(381)	(294)
Total recognized in other comprehensive income	$3,427	$(5,669)
Total recognized in net periodic pension income and other comprehensive income/loss (before tax)	$(5,607)	$(13,233)
The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2018	$7,472
2019	7,957
2020	8,267
2021	8,602
2022	8,781
Thereafter	47,032
The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Discount rate	4.12%	4.33%	4.02%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A
The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change materially or when asset class returns are expected to change for the long-term.

117	2017 Form 10-K

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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	38%	$84,791	$84,791	$—	$—
Corporate bonds	22	47,471	—	47,471	—
Mutual funds	23	48,814	48,814	—	—
U.S. Treasury securities	13	28,671	28,671	—	—
Cash and money market funds	4	9,522	9,522	—	—
U.S. government agency securities	*	1,862	—	1,862	—
Total investments	100%	$221,131	$171,798	$49,333	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	43%	$88,250	$88,250	$—	$—
Corporate bonds	21	43,152	—	43,152	—
Mutual funds	19	38,975	38,975	—	—
U.S. Treasury securities	12	24,910	24,910	—	—
Cash and money market funds	5	10,402	10,402	—	—
U.S. government agency securities	*	344	—	344	—
Total investments	100%	$206,033	$162,537	$43,496	$—

*	Represents less than one percent of total investments.

2017 Form 10-K	118

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
Other Non-Qualified Plans
Valley maintains other non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2017 and 2016, the remaining obligations under these plans were $2.1 million and $2.7 million, respectively, of which $682 thousand and $1.1 million, respectively, were funded by Valley.
As of December 31, 2017 and 2016, all of the obligations were included in other liabilities and $818 thousand (net of a $577 thousand tax benefit) and $951 thousand (net of a $674 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $818 thousand in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $10.8 million, $10.5 million and $9.0 million during 2017, 2016 and 2015, respectively.
Savings and Investment Plan
Valley National Bank maintains a KSOP, which is defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s investment elections. The Bank recorded $7.1 million, $6.7 million and $7.1 million in expense for contributions to the plan for the years ended December 31, 2017, 2016 and 2015, respectively.
Effective January 1, 2016, Valley amended the benefits under the Bank’s 401(k) plan. Under the amendment, Valley’s matching contribution increased to 100 percent of the first 4 percent of compensation contributed by an employee each pay period, and 50 percent of the next 2 percent of compensation contributed, for a maximum matching contribution of 5 percent with an annual limit of $13,500 in 2017. During 2015, Valley's matching contribution was dollar-for-dollar up to 6 percent of compensation contributed by an employee each pay period.
Stock-Based Compensation
Valley currently has one active employee stock incentive plan, the 2016 Long-Term Stock Incentive Plan (the “2016 Stock Plan”), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The 2016 Stock Plan is administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the 2016 Stock Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

119	2017 Form 10-K

Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors. As of December 31, 2017, 7.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model. The maximum term to exercise an incentive stock option is ten years from the date of grant and is subject to a vesting schedule.
Valley recorded total stock-based compensation expense, primarily for restricted stock awards, totaling $12.2 million, $10.0 million and $8.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The stock-based compensation expense for 2017, 2016 and 2015 included $4.3 million, $3.5 million and $2.6 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2017, the unrecognized amortization expense for all stock-based compensation totaled approximately $11.6 million and will be recognized over an average remaining vesting period of approximately 2 years.
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards (RSAs) outstanding for the years ended December 31, 2017, 2016 and 2015:

	Restricted Stock Awards Outstanding
	2017	2016	2015
Outstanding at beginning of year	2,100,816	2,755,138	2,574,616
Granted	608,786	544,307	886,427
Vested	(736,575)	(1,050,293)	(559,958)
Forfeited	(201,325)	(148,336)	(145,947)
Outstanding at end of year	1,771,702	2,100,816	2,755,138

The RSAs granted in 2017 have vesting periods ranging from one to three years. The average grant date fair value of RSAs granted during the year ended December 31, 2017 was $11.70 per share. Included in the RSAs granted (in the table above) during 2017, 45 thousand shares were issued to Valley directors. In 2017, each non-management director received a $50 thousand RSA as part of their annual retainer. The RSAs were granted on the date of the 2017 annual shareholders’ meeting with the number of RSAs determined using the closing market price on the date prior to grant. The RSAs vest on the earlier of the next annual shareholders’ meeting or the first anniversary of the grant date, with acceleration upon a change in control, death or disability, but not resignation from the Board of Directors.

During 2014, 240 thousand shares of performance-based RSAs were made to executive officers and vested based on the same performance measures for the RSU grants discussed below. A portion of the RSAs vested based on the total shareholder return of Valley during that time period with an opportunity for earlier vesting of a portion of the shares based on growth in tangible book value per share plus dividends. During 2017, 2016 and 2015, 85 thousand, 53 thousand and 50 thousand restricted shares, respectively, of the performance-based RSAs vested. The total remaining unvested performance-based RSAs were forfeited during 2017 due to failure to meet the performance and market conditions at the final year of vesting.
Restricted Stock Units. Valley granted 371 thousand, 431 thousand and 313 thousand shares of performance-based RSUs to certain executive officers for the year ended December 31, 2017, 2016 and 2015, respectively. The RSUs vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents and accrued interest, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs was $11.05, $8.32 and $8.98 per share for the years ended December 31, 2017, 2016, and 2015, respectively. Compensation costs related to RSUs totaled $3.8 million, $2.8 million and $2.3 million, and were included in total stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

2017 Form 10-K	120

Stock Options.  The fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The fair values are estimated using assumptions for dividend yield based on the annual dividend rate; the stock volatility, based on Valley’s historical and implied stock price volatility; the risk-free interest rates, based on the U.S. Treasury constant maturity bonds, in effect on the actual grant dates, with a remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience.
The following table summarizes stock options activity as of December 31, 2017, 2016 and 2015 and changes during the years ended on those dates:

	2017		2016		2015
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	732,489	$14	1,383,365	$16	1,828,591	$17
Granted	—	—	—	—	100,000	11
Forfeited or expired	(285,509)	16	(650,876)	18	(545,226)	18
Outstanding at end of year	446,980	13	732,489	14	1,383,365	16
Exercisable at year-end	446,980	13	632,489	14	1,283,365	16
The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$10-14	227,100	2.9	$12
14-15	217,963	0.4	14
15-17	1,917	0.4	16
	446,980	1.7	13
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
The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2017, 2016 and 2015:

	Restricted Stock Awards Outstanding
	2017	2016	2015
Outstanding at beginning of year	55,510	80,117	98,086
Vested	(37,625)	(24,607)	(17,969)
Outstanding at end of year	17,885	55,510	80,117

121	2017 Form 10-K

INCOME TAXES (Note 13)
The U.S. Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35 percent to 21 percent.
In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. Valley reflected the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent Valley’s accounting for certain income tax effects of the Tax Act is incomplete but it can determine a reasonable estimate, Valley recorded a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, Valley has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As Valley collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, Valley may adjust the provisional amounts. Information needed to adjust provisional amounts are the completion of all 2017 tax returns. The potential adjustments may materially impact Valley’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.
Income tax expense for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
	(in thousands)
Current expense (benefit):
Federal	$8,483	$25,176	$7,978
State	5,500	12,904	(493)
	13,983	38,080	7,485
Deferred expense (benefit):
Federal	49,169	10,658	(7,539)
State	27,679	16,496	23,992
	76,848	27,154	16,453
Total income tax expense	$90,831	$65,234	$23,938
The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$34,885	$47,485
Depreciation	8,336	12,432
Employee benefits	10,596	16,121
Investment securities, including other-than-temporary impairment losses	5,021	17,272
Net operating loss carryforwards	30,658	46,667
Purchase accounting	18,819	33,172
Other	21,930	22,183
Total deferred tax assets	130,245	195,332
Deferred tax liabilities:
Pension plans	18,912	24,575
Other investments	13,234	20,831
Deferred income	37,952	—
Other	12,651	20,418
Total deferred tax liabilities	82,749	65,824
Net deferred tax asset (included in other assets)	$47,496	$129,508

2017 Form 10-K	122

Valley's federal net operating loss carryforwards totaled approximately $71.6 million at December 31, 2017 and expire during the period from 2029 through 2034. State net operating loss carryforwards totaled approximately $405 million at December 31, 2017 and expire during the period from 2029 through 2037. Valley’s state alternative minimum tax credit carryforward was approximately $2.9 million at December 31, 2017 and can be carried forward indefinitely. Within the "Other" category of deferred tax assets in the table above, Valley has $6.1 million of tax credit carryforwards which expire in 2037.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.
Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in thousands)
Federal income tax at expected statutory rate	$88,458	$81,683	$44,413
Increase (decrease) due to:
State income tax expense, net of federal tax effect	21,046	19,197	15,274
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(5,245)	(5,308)	(4,864)
Bank owned life insurance	(2,568)	(2,343)	(2,385)
Tax credits from securities and other investments	(27,037)	(25,954)	(28,988)
Impact of the Tax Act	15,441	—	—
Other, net	736	(2,041)	488
Income tax expense	$90,831	$65,234	$23,938
A reconciliation of Valley’s gross unrecognized tax benefits for 2017, 2016 and 2015 are presented in the table below:

	2017	2016	2015
	(in thousands)
Beginning balance	$16,144	$19,892	$18,647
Additions based on tax positions related to prior years	1,121	3,958	1,245
Settlements with taxing authorities	(13,027)	(4,820)	—
Reductions due to expiration of statute of limitations	—	(2,886)	—
Ending balance	$4,238	$16,144	$19,892
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $4.2 million within the next 12 months.
Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $1.8 million and $4.6 million of interest associated with Valley’s uncertain tax positions at December 31, 2017 and 2016, respectively.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013. Valley is under examination by the IRS and also currently under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next 12 months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2017.

123	2017 Form 10-K

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$22,135	$29,567
Other tax credit investments, net	42,015	44,763
Total tax credit investments, net	$64,150	$74,330
Other Liabilities:
Unfunded affordable housing tax credit commitments	$3,690	$4,850
Unfunded other tax credit commitments	15,020	7,276
Total unfunded tax credit commitments	$18,710	$12,126

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2014
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$7,383	$5,013	$4,709
Other tax credit investment credits and tax benefits	35,530	33,294	23,877
Total reduction in income tax expense	$42,913	$38,307	$28,586
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$2,748	$2,077	$2,594
Affordable housing tax credit investment impairment losses*	4,684	450	1,321
Other tax credit investment losses	2,866	790	1,079
Other tax credit investment impairment losses*	31,449	31,427	22,318
Total amortization of tax credit investments recorded in non-interest expense	$41,747	$34,744	$27,312

*
As a result of the Tax Act, Valley incurred additional impairment of $2.2 million and $2.1 million related to affordable housing tax credit investments and other tax credit investments, respectively, during the fourth quarter of 2017.

2017 Form 10-K	124

COMMITMENTS AND CONTINGENCIES (Note 15)
Lease Commitments
Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

		Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2018	$26,535	$2,259	$24,276
2019	26,043	2,123	23,920
2020	26,150	2,077	24,073
2021	25,413	2,009	23,404
2022	24,559	1,891	22,668
Thereafter	257,986	8,130	249,856
Total lease commitments	$386,686	$18,489	$368,197
Net occupancy expense for years ended December 31, 2017, 2016, and 2015 included net rental expense of $27.7 million, $27.7 million, and $31.7 million, respectively, net of rental income of $3.9 million, $4.0 million, and $3.8 million, respectively, for leased bank facilities.
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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Commitments under commercial loans and lines of credit	$3,401,653	$3,416,255
Home equity and other revolving lines of credit	1,006,329	904,999
Standby letters of credit	250,536	217,695
Outstanding residential mortgage loan commitments	192,685	108,063
Commitments to sell loans	57,405	147,250
Commitments under unused lines of credit—credit card	54,906	49,715
Commercial letters of credit	2,115	4,960
Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York and Florida.
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

125	2017 Form 10-K

to the Bank is its non-delivery of loans required by the commitment, which could lead to financial penalties. The Bank has not defaulted on its loan sale commitments.
Litigation
In the normal course of business, Valley is a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims. However, in the event of an adverse outcome or settlement in one or more of our legal proceedings, operating results for a particular period may be negatively impacted. Disclosure is required when a risk of material loss in a litigation or claim is more than remote. Disclosure is also required of the estimate of the reasonably possible loss or range of loss, unless an estimate cannot be made.
Although there can be no assurance as to the ultimate outcome, Valley has generally denied, or believes it has a meritorious defense and will deny liability in litigation pending against Valley and claims made, including the matters described below. Valley intends to defend vigorously each case against it. Liabilities are established for legal claims when payments associated with the claims become probable and the possible losses related to the matter can be reasonably estimated.
Merrick Bank Corporation v. Valley National Bank and American Express Travel Related Services v. Valley National Bank. For about a decade, Valley served as the depository bank for various charter operators under regulations of the Department of Transportation (DOT) and contracts entered into with charter operators under those regulations. The purported intent of the regulations is to afford some protection to the customers of the charter operators. A charter operator has several options with regard to fulfilling its obligations under the regulations, with one option requiring the charter operator to deposit the proceeds of tickets purchased for a charter flight into an FDIC insured bank account. The funds for a flight are released when the charter operator certifies that the flight has been completed. Valley stopped serving as a depository bank for the charter business due to the narrow profit in that business combined with the legal expenses incurred to defend itself in a prior case in which Valley was completely successful and the anticipated legal expenses from the following similar cases that are still pending.
Valley served as the depository bank for Myrtle Beach Direct Air (Direct Air) under a contract between Direct Air and Valley approved by the DOT under the DOT regulations. Direct Air, a charter operator, commenced operations in 2007 but in March 2012 Direct Air ceased operations and filed for bankruptcy. Thereafter the United States Justice Department charged three of the principals of Direct Air with criminal fraud; that case is expected to go to trial in March 2018. Merrick Bank Corp. (Merrick) was the merchant bank for Direct Air and processed credit card purchases for Direct Air. Following the bankruptcy of Direct Air, Merrick incurred chargebacks in the approximate amount of $26.2 million when the Direct Air customers whose flights had been canceled obtained a credit from their card issuing banks for the cost of the ticket or other item purchased from Direct Air. Merrick was not able to recover the chargebacks from Direct Air. Direct Air’s depository account at Valley contained approximately $1.0 million at the time Direct Air ceased operations.
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
In April 2017, Valley filed summary judgment motions on all of the remaining counts in both the Merrick and American Express cases. Merrick and American Express also filed summary judgment motions against Valley. In an opinion in December 2017, the Court denied in their entirety the summary judgment motions filed by Merrick and American Express. The Court granted Valley summary judgment on four of the six remaining counts against Valley. The Court did not grant Valley summary judgment on the negligence and contract counts in the complaints. On December 14, 2017, Valley moved to have the court reconsider its decision not to grant summary judgment on those two counts. On January 29, 2018, the Court denied Valley’s motion for reconsideration. A final pretrial conference is scheduled for March 8, 2018 and the Court has set a Trial Date for April 10, 2018.
Maritza Gaston and George Gallart v. Valley National Bancorp and Valley National Bank. On April 6, 2017, Valley was served with a Class and Collective Action Complaint, filed in the Eastern District of New York, alleging that Valley had violated both Federal and State wage and hour laws and the Fair Labor Standards Act and seeking to recover overtime compensation on behalf of a class of Valley employees. While Branch Service Managers are classified by Valley as “exempt” employees and do not receive overtime pay, plaintiff’s counsel claims that Branch Service Managers perform non-exempt duties, should therefore be classified as non-exempt hourly employees and should have been paid overtime for any time worked in excess of 40 hours per week. Valley’s outside employment counsel filed an Answer on behalf of Valley disputing Plaintiffs’ allegations. Plaintiffs filed a formal Notice for Conditional Certification of the Class, which was granted by the Federal Magistrate on December 6, 2017. On January 5, 2018, Valley filed an Objection Brief requesting that the Federal Judge assigned to this case overturn the Federal Magistrate’s Order for Certification. The Court has not acted on that request at the time of preparation of this report. The exact number of employees that may be part of the Class has not yet been determined and the plaintiff’s counsel has not yet asserted the amount of damages claimed. Plaintiffs and Valley have agreed to enter into non-binding mediation which is scheduled for March 27, 2018.

2017 Form 10-K	126

At December 31, 2017, Valley could not estimate an amount or range of reasonably possible losses related to both matters described above. Based upon information currently available and advice of counsel, Valley believes that the eventual outcome of such claims will not have a material adverse effect on Valley’s consolidated financial position. However, it is possible that the ultimate resolution of the matters, if unfavorable, may be material to Valley’s results of operations for a particular period.
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
At December 31, 2017, Valley had the following cash flow hedge derivatives:

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
At December 31, 2017, Valley had one interest rate swap with a notional amount of approximately $7.8 million used to hedge the change in the fair value of a commercial loan.
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

127	2017 Form 10-K

In the fourth quarter of 2017, Valley entered into risk participation agreements with external lenders where banks are sharing their risk of default on the interest rate swaps on participated loans. Valley would either pay or receive a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2017, Valley had 7 credit swaps with an aggregate notional amount of $40.6 million related to risk participation agreements.
At December 31, 2017, Valley had one "steepener" swap with a total current notional amount of $14.5 million where the receive rate on the swap mirrors the pay rate on the brokered deposits. The rate paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.
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
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2017				December 31, 2016
	Fair Value				Fair Value
	Other Assets	Other Liabilities		Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$650	$81	*	$607,000	$802	$15,641	$707,000
Fair value hedge interest rate swaps	—	637		7,775	—	986	7,999
Total derivatives designated as hedging instruments	$650	$718		$614,775	$802	$16,627	$714,999
Derivatives not designated as hedging instruments:
Interest rate swaps, and embedded and credit derivatives	$25,696	$23,494	*	$1,687,005	$25,285	$25,284	$1,075,722
Mortgage banking derivatives	71	118		113,233	2,968	2,166	246,583
Total derivatives not designated as hedging instruments	$25,767	$23,612		$1,800,238	$28,253	$27,450	$1,322,305

* The fair value for the Chicago Mercantile Exchange cleared derivative positions is inclusive of accrued interest payable and the portion of the cash collateral representing the variation margin posted with (or by) the applicable counterparties.
Chicago Mercantile Exchange (CME) amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral.  Effective January 1, 2017, Valley adopted the new rule on a prospective basis to classify its CME variation margin as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow derivatives and non-designated interest rate swaps cleared with the CME were offset by variation margins totaling $9.5 million and $951 thousand, respectively, and reported in the table above on a net basis at December 31, 2017.

2017 Form 10-K	128

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2017	2016	2015
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(8,579)	$(13,034)	$(7,075)
Amount of gain (loss) recognized in other comprehensive income	1,005	(4,035)	(12,360)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2017, 2016 and 2015. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $8.3 million and $12.5 million at December 31, 2017 and 2016, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $4.8 million will be reclassified as an increase to interest expense in 2018.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2017	2016	2015
	(in thousands)
Derivative—interest rate swaps:
Interest income	$348	$320	$176
Interest expense	—	6,670	1,400
Hedged item—loans, deposits and long-term borrowings:
Interest income	$(348)	$(320)	$(176)
Interest expense	—	(6,645)	(1,473)
During the years ended December 31, 2017, 2016 and 2015, the amounts recognized in non-interest expense related to the ineffectiveness of fair value hedges were immaterial.
Net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2017	2016	2015
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$(744)	$690	$158
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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of December 31, 2017, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of December 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At December 31, 2017, Valley had $41.9 million in collateral posted with its counterparties, net of CME variation margin.

129	2017 Form 10-K

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
The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2017 and 2016.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
December 31, 2017
Assets:
Interest rate caps and swaps	$26,346	$—	$26,346	$(5,376)	$—		$20,970
Liabilities:
Interest rate caps and swaps	$24,212	$—	$24,212	$(5,376)	$(8,141)	(1)	$10,695
Repurchase agreements	200,000	—	200,000	—	(200,000)	(2)	—
Total	$224,212	$—	$224,212	$(5,376)	$(208,141)		$10,695
December 31, 2016
Assets:
Interest rate caps and swaps	$26,087	$—	$26,087	$(5,268)	$—		$20,819
Liabilities:
Interest rate caps and swaps	$41,911	$—	$41,911	$(5,268)	$(36,643)	(1)	$—
Repurchase agreements	165,000	—	165,000	—	(165,000)	(2)	—
Total	$206,911	$—	$206,911	$(5,268)	$(201,643)		$—

(1)
Represents the amount of collateral posted with counterparties that offsets net liabilities. Actual cash collateral posted with counterparties totaled $51.4 million and $52.4 million at December 31, 2017 and 2016, respectively.

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

2017 Form 10-K	130

to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of January 1, 2018, Valley and Valley National Bank are required to maintain a capital conservation buffer of 1.875 percent. As of December 31, 2017 and 2016, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer required to be phased in at these dates under the Basel III Capital Rules (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2017 and 2016:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2017
Total Risk-based Capital
Valley	$2,258,044	12.61%	$1,656,575	9.250%	N/A	N/A
Valley National Bank	2,185,967	12.23	1,653,088	9.250	$1,787,122	10.00%
Common Equity Tier 1 Capital
Valley	1,651,849	9.22	1,029,763	5.750	N/A	N/A
Valley National Bank	1,961,316	10.97	1,027,595	5.750	1,161,629	6.50
Tier 1 Risk-based Capital
Valley	1,864,279	10.41	1,298,397	7.250	N/A	N/A
Valley National Bank	1,961,316	10.97	1,295,663	7.250	1,429,698	8.00
Tier 1 Leverage Capital
Valley	1,864,279	8.03	928,484	4.00	N/A	N/A
Valley National Bank	1,961,316	8.47	926,459	4.00	1,158,074	5.00

As of December 31, 2016
Total Risk-based Capital
Valley	$2,084,531	12.15%	$1,480,006	8.625%	N/A	N/A
Valley National Bank	2,023,857	11.82	1,476,767	8.625	$1,712,193	10.00%
Common Equity Tier 1 Capital
Valley	1,590,825	9.27	879,424	5.125	N/A	N/A
Valley National Bank	1,807,201	10.55	877,499	5.125	1,112,926	6.50
Tier 1 Risk-based Capital
Valley	1,698,767	9.90	1,136,816	6.625	N/A	N/A
Valley National Bank	1,807,201	10.55	1,134,328	6.625	1,369,755	8.00
Tier 1 Leverage Capital
Valley	1,698,767	7.74	878,244	4.00	N/A	N/A
Valley National Bank	1,807,201	8.25	876,026	4.00	1,095,032	5.00

131	2017 Form 10-K

COMMON AND PREFERRED STOCK (Note 18)
Common Stock
Common Stock Issuance. In December 2016, Valley issued and sold 9.24 million shares of its common stock in a registered public offering. The net proceeds of the offering totaled $106.4 million and were used to, among other things, support loan growth at the Bank during 2017.
Dividend Reinvestment Plan.  As part of Valley's dividend reinvestment plan (DRIP), Valley may issue authorized and previously unissued or treasury shares of Valley common stock for purchases. Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan were issued directly from Valley. During 2017, 2016 and 2015, 713 thousand, 554 thousand, and 713 thousand common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $8.2 million, $5.2 million and $7.0 million, respectively. The DRIP was terminated effective February 12, 2018.
Common Stock Warrants.  On January 1, 2012, Valley assumed in the acquisition of State Bancorp, Inc. a warrant issued (in connection with State Bancorp's redeemed preferred stock issuance) to the U.S. Treasury in December 2008. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share, and is exercisable on a net exercise basis. During May 2015, the U.S. Treasury sold the warrant shares individually through a public action, in which Valley did not receive any of the proceeds. All of the warrants, which will expire on December 5, 2018, remained outstanding and unexercised at December 31, 2017.
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
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to $4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2017, 2016 and 2015.
Other Stock Repurchases. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards, including vested stock options exchanged for Valley common stock in the CNL acquisition. During the years ended December 31, 2017, 2016 and 2015, Valley purchased approximately 218 thousand, 328 thousand and 387 thousand shares, respectively, of its outstanding common stock at an average price of $12.12, $9.73 and $9.95, respectively, for such purpose.
Preferred Stock
Series A Issuance. On June 19, 2015, Valley issued 4.6 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original issue date to, but excluding, June 30, 2025, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.85 percent. The net proceeds from the preferred stock offering totaled $111.6 million. Commencing June 30, 2025, Valley may redeem the preferred shares at the liquidation preference plus accrued and unpaid dividends, subject to certain conditions.
Series B Issuance. On August 3, 2017, Valley issued 4.0 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 5.50 percent from the original issuance date to, but excluding, September 30, 2022, and thereafter at a floating rate per annum equal to three-month LIBOR plus a spread of 3.578 percent. The net proceeds from the preferred stock offering totaled $98.1 million. Commencing September 30, 2022, Valley may redeem the preferred shares at the liquidation preference plus accrued and unpaid dividends, subject to certain conditions.
Preferred stock is included in Valley's Additional Tier 1 capital and total risk-based capital at December 31, 2017 and 2016.

2017 Form 10-K	132

OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains and losses on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for the unfunded portion of various employee, officer and director pension plans.

	2017			2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale (AFS) securities
Net gains (losses) arising during the period	$636	$(284)	$352	$(7,294)	$3,001	$(4,293)	$(3,458)	$1,458	$(2,000)
Less reclassification adjustment for net losses (gains) included in net income (1)	20	(9)	11	(777)	312	(465)	(2,487)	1,041	(1,446)
Net change	656	(293)	363	(8,071)	3,313	(4,758)	(5,945)	2,499	(3,446)
Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	849	(351)	498	719	(302)	417	(416)	175	(241)
Less reclassification adjustment for accretion of credit impairment losses included in net income (2)	(284)	117	(167)	(921)	382	(539)	(728)	304	(424)
Net change	565	(234)	331	(202)	80	(122)	(1,144)	479	(665)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) arising during the period	1,005	(429)	576	(4,035)	1,574	(2,461)	(12,360)	5,121	(7,239)
Less reclassification adjustment for net losses included in net income (3)	8,579	(3,551)	5,028	13,034	(5,393)	7,641	7,075	(2,948)	4,127
Net change	9,584	(3,980)	5,604	8,999	(3,819)	5,180	(5,285)	2,173	(3,112)
Defined benefit pension plan
Net (losses) gains arising during the period	(3,843)	1,121	(2,722)	5,837	(2,539)	3,298	6,030	(2,586)	3,444
Amortization of prior service credit (cost )(4)	268	(77)	191	(300)	119	(181)	206	(89)	117
Amortization of net loss (4)	381	(133)	248	294	(109)	185	790	(328)	462
Net change	(3,194)	911	(2,283)	5,831	(2,529)	3,302	7,026	(3,003)	4,023
Total other comprehensive income (loss)	$7,611	$(3,596)	$4,015	$6,557	$(2,955)	$3,602	$(5,348)	$2,148	$(3,200)

(1)	Included in gains on securities transactions, net.

(2)	Included in interest and dividends on investment securities (taxable).

(3)	Included in interest expense.

(4)	Included in the computation of net periodic pension cost. See Note 12 for details.

133	2017 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015:

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2014	$(1,890)	$145	$(14,532)	$(26,218)	$(42,495)
Other comprehensive (loss) income before reclassifications	(2,000)	(241)	(7,239)	3,444	(6,036)
Amounts reclassified from other comprehensive (loss) income	(1,446)	(424)	4,127	579	2,836
Other comprehensive (loss) income, net	(3,446)	(665)	(3,112)	4,023	(3,200)
Balance-December 31, 2015	(5,336)	(520)	(17,644)	(22,195)	(45,695)
Other comprehensive (loss) income before reclassifications	(4,293)	417	(2,461)	3,298	(3,039)
Amounts reclassified from other comprehensive (loss) income	(465)	(539)	7,641	4	6,641
Other comprehensive (loss) income, net	(4,758)	(122)	5,180	3,302	3,602
Balance-December 31, 2016	(10,094)	(642)	(12,464)	(18,893)	(42,093)
Other comprehensive income (loss) before reclassifications	352	498	576	(2,722)	(1,296)
Amounts reclassified from other comprehensive income (loss)	11	(167)	5,028	439	5,311
Other comprehensive income (loss), net	363	331	5,604	(2,283)	4,015
Reclassification due to the adoption of ASU No. 2018-02	(2,273)	(69)	(1,478)	(4,107)	(7,927)
Balance-December 31, 2017	$(12,004)	$(380)	$(8,338)	$(25,283)	$(46,005)

2017 Form 10-K	134

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 20)

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$199,116	$211,147	$211,650	$220,506
Interest expense	36,587	42,187	46,796	48,537
Net interest income	162,529	168,960	164,854	171,969
Provision for credit losses	2,470	3,632	1,640	2,200
Non-interest income:
Gains on sales of loans, net	4,128	4,791	5,520	6,375
Other non-interest income	20,931	19,899	20,568	21,229
Non-interest expense:
Amortization of tax credit investments	5,324	7,732	8,389	20,302
Other non-interest expense	115,628	111,507	124,176	116,015
Income before income taxes	64,166	70,779	56,737	61,056
Income tax expense	18,071	20,714	17,088	34,958
Net income	46,095	50,065	39,649	26,098
Dividend on preferred stock	1,797	1,797	2,683	3,172
Net income available to common shareholders	44,298	48,268	36,966	22,926
Earnings per common share:
Basic	$0.17	$0.18	$0.14	$0.09
Diluted	0.17	0.18	$0.14	0.09
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	263,797,024	263,958,292	264,058,174	264,332,895
Diluted	264,546,266	264,778,242	264,936,220	265,288,067

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$185,597	$189,028	$191,203	$201,095
Interest expense	37,444	37,573	37,057	36,700
Net interest income	148,153	151,455	154,146	164,395
Provision for credit losses	800	1,429	5,840	3,800
Non-interest income:
Gains on sales of loans, net	1,795	3,105	4,823	12,307
Other non-interest income	19,653	21,159	20,030	20,353
Non-interest expense:
Amortization of tax credit investments	7,264	7,646	6,450	13,384
Other non-interest expense	110,961	112,157	106,818	111,445
Income before income taxes	50,576	54,487	59,891	68,426
Income tax expense	14,389	15,460	17,049	18,336
Net income	36,187	39,027	42,842	50,090
Dividend on preferred stock	1,797	1,797	1,797	1,797
Net income available to common shareholders	34,390	37,230	41,045	48,293
Earnings per common share:
Basic	$0.14	$0.15	$0.16	$0.19
Diluted	0.14	0.15	0.16	0.19
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	254,075,349	254,381,170	254,473,994	256,422,437
Diluted	254,347,420	254,771,213	254,940,307	256,952,036

135	2017 Form 10-K

PARENT COMPANY INFORMATION (Note 21)
Condensed Statements of Financial Condition

	December 31,
	2017	2016
	(in thousands)
Assets
Cash	$90,807	$68,927
Interest bearing deposits with banks	—	82
Investment securities available for sale	254	239
Investments in and receivables due from subsidiaries	2,738,700	2,591,982
Other assets	36,277	36,188
Total Assets	$2,866,038	$2,697,418
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$33,100	$29,477
Long-term borrowings	235,153	236,731
Junior subordinated debentures issued to capital trusts	41,774	41,577
Accrued expenses and other liabilities	22,846	12,477
Shareholders’ equity	2,533,165	2,377,156
Total Liabilities and Shareholders’ Equity	$2,866,038	$2,697,418
Condensed Statements of Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Income
Dividends from subsidiary	$122,000	$90,000	$110,000
Income from subsidiary	4,550	4,550	2,363
Gains on securities transactions, net	—	239	—
Other interest and income	135	34	211
Total Income	126,685	94,823	112,574
Total Expenses	39,621	33,604	20,578
Income before income tax benefit and equity in undistributed earnings (losses) of subsidiary	87,064	61,219	91,996
Income tax benefit	(30,179)	(23,349)	(21,939)
Income before equity in undistributed earnings (losses) of subsidiary	117,243	84,568	113,935
Equity in undistributed earnings (losses) of subsidiary	44,664	83,578	(10,978)
Net Income	161,907	168,146	102,957
Dividends on preferred stock	9,449	7,188	3,813
Net Income Available to Common Shareholders	$152,458	$160,958	$99,144

2017 Form 10-K	136

Condensed Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net Income	$161,907	$168,146	$102,957
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiary	(44,664)	(83,578)	10,978
Stock-based compensation	12,204	10,032	7,575
Net amortization of premiums and accretion of discounts on securities	197	163	162
Gains on securities transactions, net	—	(239)	—
Net change in:
Other assets	(89)	8,007	(41,452)
Accrued expenses and other liabilities	8,737	18,381	9,604
Net cash provided by operating activities	138,292	120,912	89,824
Cash flows from investing activities:
Investment securities available for sale:
Sales	—	739	49
Cash and cash equivalents acquired in acquisitions	—	—	109
Capital contributions to subsidiary	(98,000)	(106,000)	(115,000)
Subordinated debt issued by subsidiary	—	—	(100,000)
Net cash (used in) provided by investing activities	(98,000)	(105,261)	(214,842)
Cash flows from financing activities:
Proceeds from issuance of long-term borrowings, net	—	—	98,897
Proceeds from issuance of preferred stock, net	98,101	—	111,590
Dividends paid to preferred shareholders	(6,277)	(7,188)	(3,813)
Dividends paid to common shareholders	(115,881)	(111,813)	(102,279)
Purchase of common shares to treasury	(2,644)	(3,191)	(2,108)
Common stock issued, net	8,207	112,085	7,898
Net cash (used in) provided by financing activities	(18,494)	(10,107)	110,185
Net change in cash and cash equivalents	21,798	5,544	(14,833)
Cash and cash equivalents at beginning of year	69,009	63,465	78,298
Cash and cash equivalents at end of year	$90,807	$69,009	$63,465
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

137	2017 Form 10-K

from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
The consumer lending segment is mainly comprised of residential mortgages and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management and insurance services.
The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates.
The investment management segment generates a large portion of Valley’s income through investments in various types of securities and interest-bearing deposits with other banks. These investments are mainly comprised of fixed rate securities and depending on Valley's liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of its asset/liability management strategies. The fixed rate investments are among of Valley’s assets that are least sensitive to changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of Valley’s balance sheet.
The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net gains and losses on securities not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$5,166,171	$12,652,832	$3,669,495	$—	$21,488,498

Interest income	$182,508	$560,562	$107,972	$(8,623)	$842,419
Interest expense	39,018	95,562	27,714	11,813	174,107
Net interest income (loss)	143,490	465,000	80,258	(20,436)	668,312
Provision for credit losses	3,197	6,745	—	—	9,942
Net interest income (loss) after provision for credit losses	140,293	458,255	80,258	(20,436)	658,370
Non-interest income	63,375	3,149	7,745	29,172	103,441
Non-interest expense	72,207	71,216	1,193	364,457	509,073
Internal expense transfer	68,007	166,847	48,393	(283,247)	—
Income (loss) before income taxes	$63,454	$223,341	$38,417	$(72,474)	$252,738
Return on average interest earning assets (pre-tax) (unaudited)	1.23%	1.77%	1.05%	N/A	1.18%

2017 Form 10-K	138

	Year Ended December 31, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$5,081,798	$11,318,947	$3,428,567	$—	$19,829,312

Interest income	$176,929	$509,376	$89,378	$(8,760)	$766,923
Interest expense	35,175	78,347	23,732	11,520	148,774
Net interest income (loss)	141,754	431,029	65,646	(20,280)	618,149
Provision for credit losses	905	10,964	—	—	11,869
Net interest income (loss) after provision for credit losses	140,849	420,065	65,646	(20,280)	606,280
Non-interest income	63,443	3,292	6,694	29,796	103,225
Non-interest expense	62,721	70,145	1,281	341,978	476,125
Internal expense transfer	71,578	160,198	48,475	(280,251)	—
Income (loss) before income taxes	$69,993	$193,014	$22,584	$(52,211)	$233,380
Return on average interest earning assets (pre-tax) (unaudited)	1.38%	1.71%	0.66%	N/A	1.18%

	Year Ended December 31, 2015
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$4,764,306	$9,682,714	$2,978,484	$—	$17,425,504

Interest income	$170,569	$463,062	$81,669	$(8,277)	$707,023
Interest expense	39,787	80,861	24,873	11,233	156,754
Net interest income (loss)	130,782	382,201	56,796	(19,510)	550,269
Provision for credit losses	1,153	6,948	—	—	8,101
Net interest income (loss) after provision for credit losses	129,629	375,253	56,796	(19,510)	542,168
Non-interest income	45,306	744	6,815	30,937	83,802
Non-interest expense	59,794	68,156	1,074	370,051	499,075
Internal expense transfer	72,441	146,463	45,460	(264,364)	—
Income (loss) before income taxes	$42,700	$161,378	$17,077	$(94,260)	$126,895
Return on average interest earning assets (pre-tax) (unaudited)	0.90%	1.67%	0.57%	N/A	0.73%

139	2017 Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Short Hills, New Jersey
March 1, 2018

2017 Form 10-K	140

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, is defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10-K), based on the material weakness discussed in Management’s Report on Internal Control over Financial Reporting described below.
Valley’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A system of internal control, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the system of internal control are met. The design of a system of internal control reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Valley have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
Valley’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Valley’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
As of December 31, 2017, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

141	2017 Form 10-K

Based on this assessment, management determined that, as of December 31, 2017, Valley’s internal control over financial reporting was not effective because of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following:

•
Valley did not assign appropriate levels of responsibility and authority to its Ethics and Compliance group to identify and evaluate the severity and financial reporting implications of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints. Additionally, Valley did not establish controls over required communications of such matters to senior management or others within the organization and to those charged with governance to enable them to conduct or monitor the investigation and resolution of such matters on a timely basis.

Although no material misstatements were identified in our consolidated financial statements, these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2017 consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2017. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Remediation Plan
During the first quarter of 2018, as a result of the material weakness described above, Valley initiated remediation efforts to ensure that the deficiencies that resulted in the material weakness will be remediated. Valley has reviewed the design and operation of the controls and has made enhancements to ensure the proper identification of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints that require the attention of senior management and those charged with governance. The enhancements include direct communications of such complaints to the Ethics Officer, Chief Risk Officer and Chief Human Resources Officer, among others within the Human Resources Department of Valley. In addition, at a minimum, matters related to executive management, financial reporting, fraud, and criminal complaints must be timely escalated to senior management or those charged with governance.
Changes in Internal Control over Financial Reporting
Except as related to the material weakness described above, there have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

2017 Form 10-K	142

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:
Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the ineffective assignment of responsibility and authority to its Ethics and Compliance group to identify and evaluate the severity and financial reporting implications of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints and ineffective controls over required communications of such matters to senior management or others within the organization and to those charged with governance to enable them to conduct or monitor the investigation and resolution of such matters on a timely basis. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Short Hills, New Jersey
March 1, 2018

143	2017 Form 10-K

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2018 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2018 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2018 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement is incorporated herein by reference.

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

2017 Form 10-K	144

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:

Agreement and Plan of Merger, dated July 26, 2017, by and between Valley National Bancorp and USAmeriBancorp, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on July 28, 2017.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2017.

B.	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 7, 2016.

(4)	Instruments Defining the Rights of Security Holders:

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

E.	Form of Warrant for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Form 8-A filed on May 18, 2010 (No. 001-11277).

F.
Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 19, 2015. (Valley 4.55% sub debt due July 30, 2025).

G.
First Supplemental Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 19, 2015 (Valley 4.55% sub debt due July 30, 2025).

H.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A)).*

(10)	Material Contracts:

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

145	2017 Form 10-K

C.	Term Sheet about Gerald H. Lipkin’s retirement as CEO, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on November 15, 2017. +

D.
Severance Agreement dated January 22, 2008 between Valley, Valley National Bank and Alan D. Eskow, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K Current Report filed on January 28, 2008 (No. 001-11277).+

E.
Form of Amended and Restated Change in Control Agreement applicable to Executive Vice Presidents of Valley National Bank and Valley, incorporated herein by reference to Exhibit 10.E to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

F.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report filed on April 19, 2010 (No. 001-11277).+

G.
The Valley National Bancorp Benefit Equalization Plan, as Amended and Restated, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2015.+

H.
Form of Participant Agreement for the Benefit Equalization Plan, incorporated herein by reference to Exhibit 10.J to the Registrant's Form 10-K Annual Report for the year ended December 31, 2011 (No. 001-11277).+

I.
The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, incorporated herein by reference to Exhibit 10.L to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

J.
Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan, incorporated herein by reference to Exhibit 10.M to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010 (No. 001-11277).+

K.
Valley National Bancorp 2009 Long-Term Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.P to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2014.+

L.
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
Form of Valley National Bancorp Restricted Stock Award Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

O.
Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277)+

P.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.V to the Registrant's Form 10-K Annual Report for the year ended December 31, 2014.+

Q.	Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017.+

2017 Form 10-K	146

R.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 2, 2016.+

S.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017.+

T.	Form of Valley National Bancorp Director Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017.+

U.
Valley National Bancorp Deferred Compensation Plan, dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.S to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

V.
Employment Agreement, dated as of May 7, 2014, by and among Rudy Schupp, Valley and Valley National Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 8, 2014.+

W.
Amendment to the Employment Agreement, dated as of September 23, 2016, by and among Rudy Schupp, Valley and Valley National Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 8, 2016.+

X.
Second Amendment to the Employment Agreement, dated as of October 31, 2017, by and among Rudy Schupp, Valley and Valley National Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on November 2, 2017.+

Y.
Change in Control Agreement between Valley, Valley National Bank and Robert Bardusch dated April 18, 2016, incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report filed on August 8, 2016.  +

Z.
Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents who previously had or were eligible for change in control agreements, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2016.+

AA.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

BB.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

CC.
Form of Change in Control Agreements for First Senior Vice Presidents and Senior Vice Presidents who have not yet been brought into the Change in Control Plan, incorporated herein by reference to Exhibit 10.AA to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

DD.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

EE.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

FF.
Severance Letter Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.DD to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

147	2017 Form 10-K

GG.
Change in Control Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.EE to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

HH.
Amended and Restated Change in Control Agreement dated June 28, 2017 between Valley, Valley National Bank and Diane M. Grenz, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2017. +

II.
Severance Agreement dated June 28, 2017 between Valley, Valley National Bank and Diane M. Grenz, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2017.+

JJ.	USAmeriBancorp, Inc. 2006 Stock Option and Restricted Stock Plan, as amended, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Current Report filed on December 29, 2017.+

KK.	USAmeriBancorp, Inc. 2015 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Current Report filed on December 29, 2017.+

LL.	Form of Valley National Bancorp 2018 Performance Restricted Stock Unit Award Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan. +*

(12.1) Computation of Ratios of Earnings to Fixed Charges.*

(12.2) Computation of Ratios of Earnings to Fixed Charges Including Preferred Stock.*

(21)	List of Subsidiaries:

2017 Form 10-K	148

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Intracoastal Title Services of Florida, Inc.	Florida	100%
	Masters Coverage Corp.	New York	100%
	New York Metro Title Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	Valley Securities Holdings, LLC	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB New York, LLC	New York	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	Life Line Planning, Inc.	New York	100%
	RISC One, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	VNB Realty, Inc.	New Jersey	100%
(e)	Subsidiary of Shrewsbury Capital Corporation:
	GCB Realty, LLC	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Ira Robbins, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File. *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

Item 16.	Form 10-K Summary
Not applicable.

149	2017 Form 10-K

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ IRA ROBBINS
Ira Robbins, President and Chief Executive Officer

By:	/s/ ALAN D. ESKOW
Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer
Dated: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	President and Chief Executive Officer	March 1, 2018
Ira Robbins

/S/ ALAN D. ESKOW	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Corporate Secretary	March 1, 2018
Alan D. Eskow

/S/ MITCHELL L. CRANDELL	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Mitchell L. Crandell

GERALD H. LIPKIN*	Chairman of the Board and Director	March 1, 2018
Gerald H. Lipkin

ANDREW B. ABRAMSON*	Director	March 1, 2018
Andrew B. Abramson

PETER J. BAUM*	Director	March 1, 2018
Peter J. Baum

PAMELA R. BRONANDER*	Director	March 1, 2018
Pamela R. Bronander

ERIC P. EDELSTEIN*	Director	March 1, 2018
Eric P. Edelstein

MARY J. STEELE GUILFOILE*	Director	March 1, 2018
Mary J. Steele Guilfoile

2017 Form 10-K	150

Signature	Title	Date

GRAHAM O. JONES*	Director	March 1, 2018
Graham O. Jones

GERALD KORDE*	Director	March 1, 2018
Gerald Korde

MICHAEL L. LARUSSO*	Director	March 1, 2018
Michael L. LaRusso
MARC J. LENNER*	Director	March 1, 2018
Marc J. Lenner

SURESH L. SANI*	Director	March 1, 2018
Suresh L. Sani

JENNIFER W. STEANS*	Director	March 1, 2018
Jennifer W. Steans

JEFFREY S. WILKS*	Director	March 1, 2018
Jeffrey S. Wilks

*

/S/ ALAN D. ESKOW	March 1, 2018
Alan D. Eskow, attorney-in fact.

151	2017 Form 10-K