Form 10-Q
period 2018-03-31
VALLEY NATIONAL BANCORP
filed 2018-05-09
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 331,261,486 shares were outstanding as of May 9, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$222,311	$243,310
Interest bearing deposits with banks	274,349	172,800
Investment securities:
Held to maturity (fair value of $2,014,954 at March 31, 2018 and $1,837,620 at December 31, 2017)	2,048,583	1,842,691
Available for sale	1,843,514	1,493,905
Total investment securities	3,892,097	3,336,596
Loans held for sale, at fair value	8,449	15,119
Loans	22,552,767	18,331,580
Less: Allowance for loan losses	(132,862)	(120,856)
Net loans	22,419,905	18,210,724
Premises and equipment, net	346,700	287,705
Bank owned life insurance	436,334	386,079
Accrued interest receivable	86,804	73,990
Goodwill	1,078,892	690,637
Other intangible assets, net	86,487	42,507
Other assets	612,029	542,839
Total Assets	$29,464,357	$24,002,306
Liabilities
Deposits:
Non-interest bearing	$6,124,256	$5,224,928
Interest bearing:
Savings, NOW and money market	11,077,789	9,365,013
Time	4,757,801	3,563,521
Total deposits	21,959,846	18,153,462
Short-term borrowings	1,618,416	748,628
Long-term borrowings	2,353,548	2,315,819
Junior subordinated debentures issued to capital trusts	55,109	41,774
Accrued expenses and other liabilities	232,435	209,458
Total Liabilities	26,219,354	21,469,141
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 shares authorized:
Series A (4,600,000 shares issued at March 31, 2018 and December 31, 2017)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2018 and December 31, 2017)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 331,202,537 shares at March 31, 2018 and 264,498,643 shares at December 31, 2017)	115,824	92,727
Surplus	2,784,194	2,060,356
Retained earnings	199,555	216,733
Accumulated other comprehensive loss	(64,103)	(46,005)
Treasury stock, at cost (12,678 common shares at March 31, 2018 and 29,792 common shares at December 31, 2017)	(158)	(337)
Total Shareholders’ Equity	3,245,003	2,533,165
Total Liabilities and Shareholders’ Equity	$29,464,357	$24,002,306
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2018	2017
Interest Income
Interest and fees on loans	$237,586	$174,353
Interest and dividends on investment securities:
Taxable	21,323	17,589
Tax-exempt	5,721	4,031
Dividends	1,939	2,151
Interest on federal funds sold and other short-term investments	926	331
Total interest income	267,495	198,455
Interest Expense
Interest on deposits:
Savings, NOW and money market	22,317	10,183
Time	14,616	9,553
Interest on short-term borrowings	5,732	3,901
Interest on long-term borrowings and junior subordinated debentures	17,232	12,950
Total interest expense	59,897	36,587
Net Interest Income	207,598	161,868
Provision for credit losses	10,948	2,470
Net Interest Income After Provision for Credit Losses	196,650	159,398
Non-Interest Income
Trust and investment services	3,230	2,744
Insurance commissions	3,821	5,061
Service charges on deposit accounts	7,253	5,236
Losses on securities transactions, net	(765)	(23)
Fees from loan servicing	2,223	1,815
Gains on sales of loans, net	6,753	4,128
Bank owned life insurance	1,763	2,463
Other	7,973	4,296
Total non-interest income	32,251	25,720
Non-Interest Expense
Salary and employee benefits expense	93,292	65,927
Net occupancy and equipment expense	27,924	23,035
FDIC insurance assessment	5,498	5,127
Amortization of other intangible assets	4,293	2,536
Professional and legal fees	17,047	4,695
Amortization of tax credit investments	5,274	5,324
Telecommunication expense	3,594	2,659
Other	16,830	11,649
Total non-interest expense	173,752	120,952
Income Before Income Taxes	55,149	64,166
Income tax expense	13,184	18,071
Net Income	$41,965	$46,095
Dividends on preferred stock	3,172	1,797
Net Income Available to Common Shareholders	$38,793	$44,298
Earnings Per Common Share:
Basic	$0.12	$0.17
Diluted	0.12	0.17
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	330,727,416	263,797,024
Diluted	332,465,527	264,546,266
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$41,965	$46,095
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(20,929)	1,307
Less reclassification adjustment for net losses included in net income	548	13
Total	(20,381)	1,320
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(268)	113
Less reclassification adjustment for accretion of credit impairment losses included in net income	(16)	(87)
Total	(284)	26
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains on derivatives arising during the period	1,960	127
Less reclassification adjustment for net losses included in net income	1,036	1,475
Total	2,996	1,602
Defined benefit pension plan
Amortization of net loss	112	59
Total other comprehensive (loss) income	(17,557)	3,007
Total comprehensive income	$24,408	$49,102
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$41,965	$46,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,247	6,260
Stock-based compensation	7,395	4,127
Provision for credit losses	10,948	2,470
Net amortization of premiums and accretion of discounts on securities and borrowings	8,495	6,043
Amortization of other intangible assets	4,293	2,536
Losses on securities transactions, net	765	23
Proceeds from sales of loans held for sale	237,360	161,325
Gains on sales of loans, net	(6,753)	(4,128)
Originations of loans held for sale	(227,660)	(112,682)
Losses on sales of assets, net	97	34
Net change in:
Fair value of borrowings hedged by derivative transactions	—	(454)
Cash surrender value of bank owned life insurance	(1,763)	(2,463)
Accrued interest receivable	(691)	(1,429)
Other assets	19,480	(7,103)
Accrued expenses and other liabilities	(15,295)	(35,145)
Net cash provided by operating activities	85,883	65,509
Cash flows from investing activities:
Net loan originations and purchases	(475,346)	(323,470)
Investment securities held to maturity:
Purchases	(52,945)	(52,160)
Maturities, calls and principal repayments	58,227	77,141
Investment securities available for sale:
Purchases	(174,047)	(207,402)
Sales	38,625	—
Maturities, calls and principal repayments	60,858	50,543
Death benefit proceeds from bank owned life insurance	560	1,998
Proceeds from sales of real estate property and equipment	7,378	4,970
Purchases of real estate property and equipment	(4,260)	(5,627)
Cash and cash equivalents acquired in acquisition	156,612	—
Net cash used in investing activities	(384,338)	(454,007)
Cash flows from financing activities:
Net change in deposits	241,541	(399,567)
Net change in short-term borrowings	219,809	564,004
Proceeds from issuance of long-term borrowings, net	—	200,000
Repayments of long-term borrowings	(50,000)	—
Cash dividends paid to preferred shareholders	(3,172)	(1,797)
Cash dividends paid to common shareholders	(29,611)	(29,012)
Purchase of common shares to treasury	(2,083)	(2,151)
Common stock issued, net	2,521	1,246
Net cash provided by financing activities	379,005	332,723
Net change in cash and cash equivalents	80,550	(55,775)
Cash and cash equivalents at beginning of year	416,110	392,501
Cash and cash equivalents at end of period	$496,660	$336,726

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$58,881	$56,735
Federal and state income taxes	8,843	1,599
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$145	$4,813
Transfer of loans to loans held for sale	—	103,884
Acquisition:
Non-cash assets acquired:
Investment securities held to maturity	$214,217	$—
Investment securities available for sale	308,385	—
Loans	3,744,682	—
Premises and equipment	62,066	—
Bank owned life insurance	49,052	—
Accrued interest receivable	12,123	—
Goodwill	388,255	—
Other intangible assets	45,906	—
Other assets	98,134	—
Total non-cash assets acquired	$4,922,820	$—
Liabilities assumed:
Deposits	$3,564,843	$—
Short-term borrowings	649,979	—
Long-term borrowings	87,283	—
Junior subordinated debentures issued to capital trusts	13,249	—
Accrued expenses and other liabilities	26,848	—
Total liabilities assumed	4,342,202	—
Net non-cash assets acquired	$580,618	$—
Net cash and cash equivalents acquired in acquisition	$156,612	$—
Common stock issued in acquisition	$737,230	$—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2018 and for all periods presented have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2. Business Combinations

On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) and its wholly-owned subsidiary, USAmeriBank, headquartered in Clearwater, Florida. USAB had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, after purchase accounting adjustments, and maintained a branch network of 29 offices. The acquisition represents a significant addition to Valley’s Florida franchise, specifically in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where Valley now operates 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned. The total consideration for the acquisition was approximately $737 million.
Merger expenses totaled $13.4 million for the three months ended March 31, 2018, which primarily related to salary and employee benefits and professional and legal fees included in non-interest expense on the consolidated statements of income.
The following table sets forth assets acquired and liabilities assumed in the USAB acquisition, at their estimated fair values as of the closing date of the transaction:

January 1, 2018
(in thousands)
Assets acquired:
Cash and cash equivalents	$156,612
Investment securities held to maturity	214,217
Investment securities available for sale	308,385
Loans	3,744,682
Premises and equipment	62,066
Bank owned life insurance	49,052
Accrued interest receivable	12,123
Goodwill	388,255
Other intangible assets	45,906
Other assets:
Deferred taxes	8,698
Other real estate owned	4,073
FHLB and FRB stock	38,809
Tax credit investments	20,138
Other	26,416
Total other assets	98,134
Total assets acquired	$5,079,432
Liabilities assumed:
Deposits:
Non-interest bearing	$887,083
Savings, NOW and money market	1,678,115
Time	999,645
Total deposits	3,564,843
Short-term borrowings	649,979
Long-term borrowings	87,283
Junior subordinated debentures issued to capital trusts	13,249
Accrued expenses and other liabilities	26,848
Total liabilities assumed	$4,342,202
Common stock issued in acquisition	737,230

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As Valley continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values. However, Valley does not expect significant future adjustments to the recorded amounts at January 1, 2018.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the USAB acquisition.

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

Loans. The acquired loan portfolio was segregated into categories for valuation purposes primarily based on loan type (commercial, commercial real estate, residential and consumer) and credit risk rating. The estimated fair values were computed by discounting the expected cash flows from the respective portfolios. Management estimated the contractual cash flows expected to be collected at the acquisition date by using valuation models that incorporated estimates of current key assumptions, such as prepayment speeds, default rates, and loss severity rates. Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors, including, but not limited to, forward interest rates, loan and collateral types, payment status, and current loan-to-value ratios. Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors, including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

The expected cash flows from the acquired loan portfolios were discounted to present value based on the estimated market rates. The market rates were estimated using a buildup approach based on the following components: funding cost, servicing cost and consideration of liquidity premium.  The funding cost estimated for the loans was based on a mix of wholesale borrowing and equity funding. The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

The difference between the fair value and the expected cash flows from the acquired loans will be accreted to interest income over the remaining term of the loans in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” See Note 8 for further details.

Other intangible assets. Other intangible assets mostly consisting of core deposit intangibles (CDI) are measures of the value of non-maturity checking, savings, NOW and money market deposits that are acquired in a business combination. The fair value of the CDI is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired.

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

Short-term borrowings. The short-term borrowings consist of securities sold under agreements to repurchase and FHLB advances. The carrying amounts approximate their fair values because they frequently re-price to a market rate.

Long-term borrowings. The fair values of long-term borrowings consisting of subordinated notes and FHLB advances were estimated by discounting the estimated future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities.

Junior subordinated debentures issued to capital trusts. There is no active market for the trust preferred securities issued by Alient Statutory Trust II; therefore, the fair value of junior subordinated debentures was estimated utilizing the income approach. Valuation methods under the income approach include those methods that provide for the direct capitalization of earnings estimates, as well as valuation methods calling for the forecasting of future benefits (earnings or cash flows) and then discounting those benefits to the present at an appropriate discount rate. Under the income approach, the expected cash flows over the remaining estimated life were discounted to the present at an appropriate discount rate.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except for share data)
Net income available to common shareholders	$38,793	$44,298
Basic weighted average number of common shares outstanding	330,727,416	263,797,024
Plus: Common stock equivalents	1,738,111	749,242
Diluted weighted average number of common shares outstanding	332,465,527	264,546,266
Earnings per common share:
Basic	$0.12	$0.17
Diluted	0.12	0.17

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive warrants and, to a lesser extent, common stock options equaled approximately 2.9 million and 3.2 million shares for the three months ended March 31, 2018 and 2017, respectively.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2018.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2017	$(12,004)	$(380)	$(8,338)	$(25,283)	$(46,005)
Reclassification due to the adoption of ASU No. 2016-01	(480)	—	—	—	(480)
Reclassification due to the adoption of ASU No. 2017-12	—	—	(61)	—	(61)
Balance at January 1, 2018	(12,484)	(380)	(8,399)	(25,283)	(46,546)
Other comprehensive (loss) income before reclassifications	(20,929)	(268)	1,960	—	(19,237)
Amounts reclassified from other comprehensive (loss) income	548	(16)	1,036	112	1,680
Other comprehensive (loss) income, net	(20,381)	(284)	2,996	112	(17,557)
Balance at March 31, 2018	$(32,865)	$(664)	$(5,403)	$(25,171)	$(64,103)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2018 and 2017.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2018	2017	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	(765)	$(23)	Losses on securities transactions, net
Tax effect	217	10
Total net of tax	(548)	(13)
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	22	149	Interest and dividends on investment securities (taxable)
Tax effect	(6)	(62)
Total net of tax	16	87
Unrealized losses on derivatives (cash flow hedges) before tax	(1,451)	(2,518)	Interest expense
Tax effect	415	1,043
Total net of tax	(1,036)	(1,475)
Defined benefit pension plan:
Amortization of net loss	(157)	(101)	*
Tax effect	45	42
Total net of tax	(112)	(59)
Total reclassifications, net of tax	$(1,680)	$(1,460)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

Note 5. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in the First Quarter of 2018
Accounting Standards Update (ASU) No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" amends the hedge accounting recognition and presentation requirements to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for the annual and interim reporting periods beginning January 1, 2019 with early adoption permitted. Valley elected to early adopt ASU No. 2017-12 for annual and interim reporting periods beginning January 1, 2018. The adoption of ASU No. 2017-12 required a modified retrospective method to be used by Valley and resulted in an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2018 to eliminate the separate measurement of ineffectiveness from accumulated comprehensive income (see Note 4).
ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" requires service cost to be reported in the same financial statement line item(s) as other current employee compensation costs. All other components of expense must be presented separately from service cost, and outside any subtotal of income from operations. Only the service cost component of expense is eligible to be capitalized. ASU No. 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. ASU No. 2017-07 was effective for Valley for its annual and interim reporting periods beginning January 1, 2018. ASU No. 2017-07 did not have a significant impact on the presentation of Valley's consolidated financial statements.
ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory”. Under current GAAP, the tax effects of intercompany sales are deferred until the transferred asset is sold to a third party or otherwise recovered through amortization. This is an exception to the accounting for income taxes that generally requires recognition of current and deferred income taxes. ASU No. 2016-16 eliminates the exception for intercompany sales of assets. ASU No. 2016-16 was effective for Valley on January 1, 2018 and it was applied using the modified retrospective method. As a result, Valley recorded a $15.4 million cumulative effect adjustment that reduced retained earnings effective January 1, 2018 to record net deferred tax liabilities related to pre-existing transactions.
ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" clarifies how certain cash receipts and cash payments should be classified and presented in the statement of cash flows. ASU No. 2016-15 includes guidance on eight specific cash flow issues with the objective of reducing the existing diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 was effective for Valley for annual and interim reporting periods beginning January 1, 2018 and it was applied using a retrospective transition method to each period presented. ASU No. 2016-15 did not have a significant impact on the presentation of Valley's consolidated statements of cash flows.
ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” requires that: (i) equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income, (ii) equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment with changes in value under either of these methods recognized in net income, (iii) entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value in other comprehensive income if it is related to instrument-specific credit risk, (iv) entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities, and (v) entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU No. 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet (see Note 6). ASU No. 2016-01 was effective for Valley for reporting periods beginning January 1, 2018 and did not have a material effect on Valley’s consolidated financial statements.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and subsequent related updates modify the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. The updates also require new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. Valley adopted the guidance on January 1, 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition standard was not expected to have a material impact on Valley’s consolidated financial statements. Valley has completed its review of non-interest income revenue streams within the scope of the guidance and an assessment of its revenue contracts and did not identify material changes related to the timing or amount of revenue recognition. Therefore, Valley did not record an adjustment to opening retained earnings at January 1, 2018 due to the adoption of this standard. Valley has also concluded that additional disaggregation of revenue categories (as reported herein and consistent with the Annual Report on Form 10-K for the year ended December 31, 2017) that are within the scope of the new guidance is not necessary. Qualitative disclosures regarding such revenues, as required by the new guidance, are presented in Note 12.
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
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on all expected losses over the lives of the assets rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Management has initiated a working group with multiple members from applicable departments to evaluate the requirements of the new standard, planning for loss modeling requirements consistent with lifetime expected loss estimates, and assessing the impact it will have on current processes. Valley expects that the adoption of ASU No. 2016-13 will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the nonaccretable difference (as defined in Note 8) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.
ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for Valley for reporting periods beginning January 1, 2019, with early adoption permitted. Valley must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Management is currently evaluating the impact of Topic 842 on Valley’s consolidated financial statements and presently evaluating all of its known leases for compliance with the new lease accounting guidance. Management has also made substantial progress in the review of contractual arrangements for embedded leases in an effort to identify Valley’s full lease population. Valley expects a gross-up of its consolidated statements of financial condition as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. Valley does not expect material changes to the recognition of operating lease expense in its consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2018 and December 31, 2017. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2018	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$48,906	$48,906	$—	$—
U.S. government agency securities	40,590	—	40,590	—
Obligations of states and political subdivisions	221,174	—	221,174	—
Residential mortgage-backed securities	1,474,075	—	1,467,577	6,498
Trust preferred securities	3,183	—	3,183	—
Corporate and other debt securities	55,586	7,690	47,896	—
Total available for sale	1,843,514	56,596	1,780,420	6,498
Loans held for sale (1)	8,449	—	8,449	—
Other assets (2)	25,982	—	25,982	—
Total assets	$1,877,945	$56,596	$1,814,851	$6,498
Liabilities
Other liabilities (2)	$30,119	$—	$30,119	$—
Total liabilities	$30,119	$—	$30,119	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$40,872	$—	$—	$40,872
Loan servicing rights	2,831	—	—	2,831
Foreclosed assets	923	—	—	923
Total	$44,626	$—	$—	$44,626

		Fair Value Measurements at Reporting Date Using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $8.3 million and $14.8 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017 are summarized below:

	Available for Sale Securities
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of the period	$7,360	$11,888
Total net (losses) gains included in other comprehensive income	(398)	44
Settlements, net	(464)	(565)
Balance, end of the period	$6,498	$11,367

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three months ended March 31, 2018 and 2017. There were no transfers of assets into or out of Level 3, or between Level 1 and Level 2, during the three months ended March 31, 2018 and 2017.

There have been no material changes in the valuation methodologies used at March 31, 2018 from December 31, 2017.

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

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for four private label mortgage-backed securities. The cash flows for the Level 3 securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at March 31, 2018:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	4.8 - 33.8%	19.1%
		Default rate	3.3 - 47.0	8.3
		Loss severity	45.8 - 61.6	56.5

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

The cash flow assumptions for the Level 3 securities incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk, and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2018 and December 31, 2017 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2018 and December 31, 2017), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2018 and December 31, 2017.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At March 31, 2018, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended March 31, 2018, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. There were no collateral dependent loan charge-offs to the allowance for loan losses for the three months ended March 31, 2018 as compared to $219 thousand for the three months ended March 31, 2017. At March 31, 2018, collateral dependent impaired loans with a total recorded investment of $60.9 million were reduced by specific valuation allowance allocations totaling $20.0 million to a reported total net carrying amount of $40.9 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2018, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 25 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of net impairment charges on its loan servicing rights totaling $227 thousand for the three months ended March 31, 2018. Valley recorded an immaterial net recovery of net impairment charges on its loan servicing rights for the three months ended March 31, 2017.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at March 31, 2018. At March 31, 2018, foreclosed assets included $923 thousand of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended March 31, 2018. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses within non-interest expense of $290 thousand for the three months ended March 31, 2017. There were no foreclosed assets at their fair value subsequently re-measured at March 31, 2018.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2018 and December 31, 2017 were as follows:

	Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$222,311	$222,311	$243,310	$243,310
Interest bearing deposits with banks	Level 1	274,349	274,349	172,800	172,800
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,638	142,731	138,676	145,257
U.S. government agency securities	Level 2	9,580	9,437	9,859	9,981
Obligations of states and political subdivisions	Level 2	619,271	622,491	465,878	477,479
Residential mortgage-backed securities	Level 2	1,184,757	1,151,067	1,131,945	1,118,044
Trust preferred securities	Level 2	49,828	42,790	49,824	40,088
Corporate and other debt securities	Level 2	46,509	46,438	46,509	46,771
Total investment securities held to maturity		2,048,583	2,014,954	1,842,691	1,837,620
Net loans	Level 3	22,419,905	21,819,997	18,210,724	17,562,153
Accrued interest receivable	Level 1	86,804	86,804	73,990	73,990
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	227,361	227,361	178,668	178,668
Financial liabilities
Deposits without stated maturities	Level 1	17,202,045	17,202,045	14,589,941	14,589,941
Deposits with stated maturities	Level 2	4,757,801	4,464,561	3,563,521	3,465,373
Short-term borrowings	Level 1	1,618,416	1,050,044	748,628	679,316
Long-term borrowings	Level 2	2,353,548	2,298,069	2,315,819	2,453,797
Junior subordinated debentures issued to capital trusts	Level 2	55,109	55,899	41,774	37,289
Accrued interest payable (2)	Level 1	15,177	15,177	14,161	14,161

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2018
U.S. Treasury securities	$138,638	$4,093	$—	$142,731
U.S. government agency securities	9,580	30	(173)	9,437
Obligations of states and political subdivisions:
Obligations of states and state agencies	354,277	5,416	(4,741)	354,952
Municipal bonds	264,994	3,960	(1,415)	267,539
Total obligations of states and political subdivisions	619,271	9,376	(6,156)	622,491
Residential mortgage-backed securities	1,184,757	3,162	(36,852)	1,151,067
Trust preferred securities	49,828	21	(7,059)	42,790
Corporate and other debt securities	46,509	218	(289)	46,438
Total investment securities held to maturity	$2,048,583	$16,900	$(50,529)	$2,014,954
December 31, 2017
U.S. Treasury securities	$138,676	$6,581	$—	$145,257
U.S. government agency securities	9,859	122	—	9,981
Obligations of states and political subdivisions:
Obligations of states and state agencies	244,272	7,083	(1,653)	249,702
Municipal bonds	221,606	6,199	(28)	227,777
Total obligations of states and political subdivisions	465,878	13,282	(1,681)	477,479
Residential mortgage-backed securities	1,131,945	4,842	(18,743)	1,118,044
Trust preferred securities	49,824	60	(9,796)	40,088
Corporate and other debt securities	46,509	532	(270)	46,771
Total investment securities held to maturity	$1,842,691	$25,419	$(30,490)	$1,837,620

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2018 and December 31, 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2018
U.S. government agency securities	$6,674	$(173)	$—	$—	$6,674	$(173)
Obligations of states and political subdivisions:
Obligations of states and state agencies	$120,794	$(1,759)	$50,493	$(2,982)	$171,287	$(4,741)
Municipal bonds	86,817	(1,385)	534	(30)	87,351	(1,415)
Total obligations of states and political subdivisions	207,611	(3,144)	51,027	(3,012)	258,638	(6,156)
Residential mortgage-backed securities	448,658	(10,831)	544,329	(26,021)	992,987	(36,852)
Trust preferred securities	95	(258)	29,673	(6,801)	29,768	(7,059)
Corporate and other debt securities	7,211	(289)	—	—	7,211	(289)
Total	$670,249	$(14,695)	$625,029	$(35,834)	$1,295,278	$(50,529)
December 31, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,342	$(50)	$53,034	$(1,603)	$59,376	$(1,653)
Municipal bonds	4,644	(25)	561	(3)	5,205	(28)
Total obligations of states and political subdivisions	10,986	(75)	53,595	(1,606)	64,581	(1,681)
Residential mortgage-backed securities	344,216	(2,357)	570,969	(16,386)	915,185	(18,743)
Trust preferred securities	—	—	38,674	(9,796)	38,674	(9,796)
Corporate and other debt securities	9,980	(270)	—	—	9,980	(270)
Total	$365,182	$(2,702)	$663,238	$(27,788)	$1,028,420	$(30,490)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 345 at March 31, 2018 and 152 at December 31, 2017.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at March 31, 2018 mostly related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at March 31, 2018 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2018.
As of March 31, 2018, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of investments in debt securities held to maturity at March 31, 2018 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$29,867	$29,938
Due after one year through five years	220,797	224,495
Due after five years through ten years	322,027	330,712
Due after ten years	291,135	278,742
Residential mortgage-backed securities	1,184,757	1,151,067
Total investment securities held to maturity	$2,048,583	$2,014,954
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 8.6 years at March 31, 2018.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2018
U.S. Treasury securities	$50,992	$—	$(2,086)	$48,906
U.S. government agency securities	41,140	132	(682)	40,590
Obligations of states and political subdivisions:
Obligations of states and state agencies	114,081	55	(1,853)	112,283
Municipal bonds	109,876	321	(1,306)	108,891
Total obligations of states and political subdivisions	223,957	376	(3,159)	221,174
Residential mortgage-backed securities	1,514,862	1,708	(42,495)	1,474,075
Trust preferred securities	3,628	—	(445)	3,183
Corporate and other debt securities	55,756	324	(494)	55,586
Total investment securities available for sale	$1,890,335	$2,540	$(49,361)	$1,843,514
December 31, 2017
U.S. Treasury securities	$50,997	$—	$(1,355)	$49,642
U.S. government agency securities	42,384	158	(37)	42,505
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,435	158	(374)	38,219
Municipal bonds	74,752	477	(564)	74,665
Total obligations of states and political subdivisions	113,187	635	(938)	112,884
Residential mortgage-backed securities	1,239,534	2,423	(18,662)	1,223,295
Trust preferred securities	3,726	—	(512)	3,214
Corporate and other debt securities	50,701	623	(160)	51,164
Equity securities	10,505	1,190	(494)	11,201
Total investment securities available for sale	$1,511,034	$5,029	$(22,158)	$1,493,905

The age of unrealized losses and fair value of related securities available for sale at March 31, 2018 and December 31, 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2018
U.S. Treasury securities	$906	$(11)	$48,000	$(2,075)	$48,906	$(2,086)
U.S. government agency securities	32,584	(682)	—	—	32,584	(682)
Obligations of states and political subdivisions:
Obligations of states and state agencies	100,090	(1,557)	7,674	(296)	107,764	(1,853)
Municipal bonds	71,192	(937)	12,067	(369)	83,259	(1,306)
Total obligations of states and political subdivisions	171,282	(2,494)	19,741	(665)	191,023	(3,159)
Residential mortgage-backed securities	811,654	(17,738)	565,498	(24,757)	1,377,152	(42,495)
Trust preferred securities	—	—	3,183	(445)	3,183	(445)
Corporate and other debt securities	24,426	(284)	4,775	(210)	29,201	(494)
Total	$1,040,852	$(21,209)	$641,197	$(28,152)	$1,682,049	$(49,361)
December 31, 2017
U.S. Treasury securities	$916	$(2)	$48,726	$(1,353)	$49,642	$(1,355)
U.S. government agency securities	31,177	(37)	—	—	31,177	(37)
Obligations of states and political subdivisions:
Obligations of states and state agencies	13,337	(131)	7,792	(243)	21,129	(374)
Municipal bonds	31,669	(256)	12,133	(308)	43,802	(564)
Total obligations of states and political subdivisions	45,006	(387)	19,925	(551)	64,931	(938)
Residential mortgage-backed securities	406,940	(2,461)	599,167	(16,201)	1,006,107	(18,662)
Trust preferred securities	—	—	3,214	(512)	3,214	(512)
Corporate and other debt securities	5,855	(45)	15,115	(115)	20,970	(160)
Equity securities	—	—	5,150	(494)	5,150	(494)
Total	$489,894	$(2,932)	$691,297	$(19,226)	$1,181,191	$(22,158)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2018 was 548 as compared to 327 at December 31, 2017.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2018 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.
As of March 31, 2018, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.
The contractual maturities of debt securities available for sale at March 31, 2018 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$19,047	$19,133
Due after one year through five years	123,697	120,633
Due after five years through ten years	83,785	83,376
Due after ten years	148,944	146,297
Residential mortgage-backed securities	1,514,862	1,474,075
Total investment securities available for sale	$1,890,335	$1,843,514
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 8.7 years at March 31, 2018.
Other-Than-Temporary Impairment Analysis
Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley's investment portfolios include private label mortgage-backed securities, trust preferred securities (including one pooled security at March 31, 2018) and corporate bonds (some issued by banks). These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three months ended March 31, 2018 and 2017. Management does not believe that any individual unrealized loss as of March 31, 2018 included in the investment portfolio tables above represent other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

At March 31, 2018, four previously impaired private label mortgage-backed securities had a combined amortized cost and fair value of $7.4 million and $6.5 million, respectively.

Realized Gains and Losses

Net losses on securities transactions totaled $765 thousand for three months ended March 31, 2018 and were mainly related to sales of equity securities previously classified as available for sale and a portion of the total municipal securities acquired from USAB.

Note 8. Loans

The detail of the loan portfolio as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018			December 31, 2017
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$2,736,170	$895,427	$3,631,597	$2,549,065	$192,360	$2,741,425
Commercial real estate:
Commercial real estate	8,804,701	2,901,527	11,706,228	8,561,851	934,926	9,496,777
Construction	950,765	421,743	1,372,508	809,964	41,141	851,105
Total commercial real estate loans	9,755,466	3,323,270	13,078,736	9,371,815	976,067	10,347,882
Residential mortgage	2,817,057	504,503	3,321,560	2,717,744	141,291	2,859,035
Consumer:
Home equity	372,348	176,981	549,329	373,631	72,649	446,280
Automobile	1,222,253	468	1,222,721	1,208,804	98	1,208,902
Other consumer	733,640	15,184	748,824	723,306	4,750	728,056
Total consumer loans	2,328,241	192,633	2,520,874	2,305,741	77,497	2,383,238
Total loans	$17,636,934	$4,915,833	$22,552,767	$16,944,365	$1,387,215	$18,331,580

*	PCI loans include covered loans (mostly consisting of residential mortgage loans) totaling $33.2 million and $38.7 million at March 31, 2018 and December 31, 2017, respectively.

Total loans (excluding PCI covered loans) include net unearned premiums and deferred loan costs of $22.0 million and $22.2 million at March 31, 2018 and December 31, 2017, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $5.1 billion and $1.5 billion at March 31, 2018 and December 31, 2017, respectively.

There were no transfers of residential mortgage loans from the loan portfolio to loans held for sale during the three months ended March 31, 2018 as compared to $103.9 million of loans transferred during the three months ended March 31, 2017. There were no other sales of loans from the held for investment portfolio during the three months ended March 31, 2018 and 2017.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the USAB acquisition as of the January 1, 2018 (See Note 2 for more details).

(in thousands)

Contractually required principal and interest	$4,312,988
Contractual cash flows not expected to be collected (non-accretable difference)	(94,098)
Expected cash flows to be collected	4,218,890
Interest component of expected cash flows (accretable yield)	(474,208)
Fair value of acquired loans	$3,744,682

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$282,009	$294,514
Acquisition	474,208	—
Accretion	(65,131)	(24,683)
Balance, end of period	$691,086	$269,831

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at March 31, 2018 and December 31, 2017:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2018
Commercial and industrial	$5,405	$804	$653	$25,112	$31,974	$2,704,196	$2,736,170
Commercial real estate:
Commercial real estate	3,699	—	27	8,679	12,405	8,792,296	8,804,701
Construction	532	1,099	—	732	2,363	948,402	950,765
Total commercial real estate loans	4,231	1,099	27	9,411	14,768	9,740,698	9,755,466
Residential mortgage	6,460	4,081	3,361	22,694	36,596	2,780,461	2,817,057
Consumer loans:
Home equity	642	602	—	2,890	4,134	368,214	372,348
Automobile	4,170	854	362	88	5,474	1,216,779	1,222,253
Other consumer	432	33	10	126	601	733,039	733,640
Total consumer loans	5,244	1,489	372	3,104	10,209	2,318,032	2,328,241
Total	$21,340	$7,473	$4,413	$60,321	$93,547	$17,543,387	$17,636,934
December 31, 2017
Commercial and industrial	$3,650	$544	$—	$20,890	$25,084	$2,523,981	$2,549,065
Commercial real estate:
Commercial real estate	11,223	—	27	11,328	22,578	8,539,273	8,561,851
Construction	12,949	18,845	—	732	32,526	777,438	809,964
Total commercial real estate loans	24,172	18,845	27	12,060	55,104	9,316,711	9,371,815
Residential mortgage	12,669	7,903	2,779	12,405	35,756	2,681,988	2,717,744
Consumer loans:
Home equity	1,009	94	—	1,777	2,880	370,751	373,631
Automobile	5,707	987	271	73	7,038	1,201,766	1,208,804
Other consumer	1,693	118	13	20	1,844	721,462	723,306
Total consumer loans	8,409	1,199	284	1,870	11,762	2,293,979	2,305,741
Total	$48,900	$28,491	$3,090	$47,225	$127,706	$16,816,659	$16,944,365

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at March 31, 2018 and December 31, 2017:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
March 31, 2018
Commercial and industrial	$10,676	$78,992	$89,668	$94,333	$21,664
Commercial real estate:
Commercial real estate	25,856	29,122	54,978	58,901	2,656
Construction	1,504	465	1,969	1,992	16
Total commercial real estate loans	27,360	29,587	56,947	60,893	2,672
Residential mortgage	6,033	7,997	14,030	15,168	705
Consumer loans:
Home equity	1,283	605	1,888	3,004	60
Total consumer loans	1,283	605	1,888	3,004	60
Total	$45,352	$117,181	$162,533	$173,398	$25,101
December 31, 2017
Commercial and industrial	$9,946	$75,553	$85,499	$90,269	$11,044
Commercial real estate:
Commercial real estate	28,709	29,771	58,480	62,286	2,718
Construction	1,904	467	2,371	2,394	17
Total commercial real estate loans	30,613	30,238	60,851	64,680	2,735
Residential mortgage	5,654	8,402	14,056	15,332	718
Consumer loans:
Home equity	3,096	664	3,760	4,917	64
Total consumer loans	3,096	664	3,760	4,917	64
Total	$49,309	$114,857	$164,166	$175,198	$14,561
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$90,069	$714	$30,459	$308
Commercial real estate:
Commercial real estate	55,493	616	55,325	324
Construction	2,217	23	2,696	19
Total commercial real estate loans	57,710	639	58,021	343
Residential mortgage	14,098	165	20,393	208
Consumer loans:
Home equity	2,026	33	4,895	40
Total consumer loans	2,026	33	4,895	40
Total	$163,903	$1,551	$113,768	$899

Interest income recognized on a cash basis (included in the table above) was immaterial for the three months ended March 31, 2018 and 2017.

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
Performing TDRs (not reported as non-accrual loans) totaled $116.4 million and $117.2 million as of March 31, 2018 and December 31, 2017, respectively. Non-performing TDRs totaled $24.3 million and $27.0 million as of March 31, 2018 and December 31, 2017, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three months ended March 31, 2018 and 2017. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	6	$3,908	$3,777	9	$10,282	$9,235
Commercial real estate:
Commercial real estate	1	196	195	1	177	173
Construction	1	32	23	1	560	480
Total commercial real estate	2	228	218	2	737	653
Residential mortgage	3	587	581	3	621	622
Consumer	1	88	86	—	—	—
Total	12	$4,811	$4,662	14	$11,640	$10,510

The total TDRs presented in the above table had allocated specific reserves for loan losses totaling $958 thousand and $2.0 million at March 31, 2018 and 2017, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in the "Impaired Loans" section above. There were no charge-offs related to TDR modifications during the three months ended March 31, 2018 and 2017, respectively.

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	1	$2,000
Commercial real estate	1	165	2	807
Residential mortgage	—	—	1	321
Total	1	$165	4	$3,128
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
The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) at March 31, 2018 and December 31, 2017 based on the most recent analysis performed.

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
March 31, 2018
Commercial and industrial	$2,569,935	$62,434	$84,437	$19,364	$2,736,170
Commercial real estate	8,716,586	33,000	55,115	—	8,804,701
Construction	949,675	358	732	—	950,765
Total	$12,236,196	$95,792	$140,284	$19,364	$12,491,636
December 31, 2017
Commercial and industrial	$2,375,689	$62,071	$96,555	$14,750	$2,549,065
Commercial real estate	8,447,865	48,009	65,977	—	8,561,851
Construction	808,091	360	1,513	—	809,964
Total	$11,631,645	$110,440	$164,045	$14,750	$11,920,880
At March 31, 2018 and December 31, 2017, the commercial and industrial loans with risk ratings of substandard and doubtful in the above table partly consisted of performing TDR taxi medallion loans and non-accrual taxi medallion loans, respectively.

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2018 and December 31, 2017:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2018
Residential mortgage	$2,794,363	$22,694	$2,817,057
Home equity	369,458	2,890	372,348
Automobile	1,222,165	88	1,222,253
Other consumer	733,514	126	733,640
Total	$5,119,500	$25,798	$5,145,298
December 31, 2017
Residential mortgage	$2,705,339	$12,405	$2,717,744
Home equity	371,854	1,777	373,631
Automobile	1,208,731	73	1,208,804
Other consumer	723,286	20	723,306
Total	$5,009,210	$14,275	$5,023,485
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2018 and December 31, 2017.

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
March 31, 2018
Commercial and industrial	$867,135	$28,292	$895,427
Commercial real estate	2,877,254	24,273	2,901,527
Construction	419,991	1,752	421,743
Residential mortgage	498,036	6,467	504,503
Consumer	190,560	2,073	192,633
Total	$4,852,976	$62,857	$4,915,833
December 31, 2017
Commercial and industrial	$172,105	$20,255	$192,360
Commercial real estate	924,574	10,352	934,926
Construction	39,802	1,339	41,141
Residential mortgage	135,745	5,546	141,291
Consumer	76,901	596	77,497
Total	$1,349,127	$38,088	$1,387,215
Other real estate owned (OREO) totaled $13.8 million and $9.8 million at March 31, 2018 and December 31, 2017, respectively. OREO included foreclosed residential real estate properties totaling $10.1 million and $7.3 million at March 31, 2018 and December 31, 2017, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.9 million and $3.8 million at March 31, 2018 and December 31, 2017, respectively.

Note 9. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at March 31, 2018 and December 31, 2017.
The following table summarizes the allowance for credit losses at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$132,862	$120,856
Allowance for unfunded letters of credit	3,842	3,596
Total allowance for credit losses	$136,704	$124,452
The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$10,702	$2,402
Provision for unfunded letters of credit	246	68
Total provision for credit losses	$10,948	$2,470
The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(131)	(310)	(68)	(1,211)	(1,720)
Charged-off loans recovered	2,107	369	80	468	3,024
Net recoveries (charge-offs)	1,976	59	12	(743)	1,304
Provision for loan losses	7,338	1,666	483	1,215	10,702
Ending balance	$66,546	$56,679	$4,100	$5,537	$132,862
Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$114,419
Loans charged-off	(1,714)	(414)	(130)	(1,121)	(3,379)
Charged-off loans recovered	848	142	448	563	2,001
Net (charge-offs) recoveries	(866)	(272)	318	(558)	(1,378)
Provision for loan losses	1,334	723	(428)	773	2,402
Ending balance	$51,288	$56,302	$3,592	$4,261	$115,443

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2018 and December 31, 2017. Loans individually evaluated for impairment represent Valley's impaired loans. Loans acquired with discounts related to credit quality represent Valley's PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$21,664	$2,672	$705	$60	$25,101
Collectively evaluated for impairment	44,882	54,007	3,395	5,477	107,761
Total	$66,546	$56,679	$4,100	$5,537	$132,862
Loans:
Individually evaluated for impairment	$89,668	$56,947	$14,030	$1,888	$162,533
Collectively evaluated for impairment	2,646,113	9,698,719	2,803,027	2,326,353	17,474,212
Loans acquired with discounts related to credit quality	895,427	3,323,270	504,503	192,633	4,915,833
Total	$3,631,208	$13,078,936	$3,321,560	$2,520,874	$22,552,578
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$11,044	$2,735	$718	$64	$14,561
Collectively evaluated for impairment	46,188	52,219	2,887	5,001	106,295
Total	$57,232	$54,954	$3,605	$5,065	$120,856
Loans:
Individually evaluated for impairment	$85,499	$60,851	$14,056	$3,760	$164,166
Collectively evaluated for impairment	2,463,566	9,310,964	2,703,688	2,301,981	16,780,199
Loans acquired with discounts related to credit quality	192,360	976,067	141,291	77,497	1,387,215
Total	$2,741,425	$10,347,882	$2,859,035	$2,383,238	$18,331,580
Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2017	$21,218	$200,103	$316,258	$153,058	$690,637
Goodwill from business combinations	—	85,649	238,052	64,554	388,255
Balance at March 31, 2018	$21,218	$285,752	$554,310	$217,612	$1,078,892

*	Wealth Management is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the three months ended March 31, 2018, goodwill from business combinations set forth in the table above relates to the acquisition of USAB (see Note 2 for further details). Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. There was no impairment of goodwill during three months ended March 31, 2018 and 2017.

The following table summarizes other intangible assets as of March 31, 2018 and December 31, 2017:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2018
Loan servicing rights	$82,879	$(58,440)	$(244)	$24,195
Core deposits	80,470	(19,911)	—	60,559
Other	3,945	(2,212)	—	1,733
Total other intangible assets	$167,294	$(80,563)	$(244)	$86,487
December 31, 2017
Loan servicing rights	$79,138	$(57,054)	$(471)	$21,613
Core deposits	43,396	(24,297)	—	19,099
Other	4,087	(2,292)	—	1,795
Total other intangible assets	$126,621	$(83,643)	$(471)	$42,507

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. On January 1, 2018, Valley recorded approximately $44.6 million and $1.4 million of core deposit intangibles and loan servicing rights, respectively, resulting from the USAB acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2018 and 2017.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2018 through 2022:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2018	$4,460	$9,224	$187
2019	4,816	10,961	235
2020	3,873	9,607	220
2021	2,997	8,252	206
2022	2,400	6,898	191

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $4.3 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.

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
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors. As of March 31, 2018, 5.6 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
In connection with USAB acquisition on January 1, 2018, Valley assumed pre-existing stock awards consisting of options for 1.8 million shares of Valley common stock (of which options for 1.2 million shares remained outstanding as of March 31, 2018) at a weighted average exercise price of $4.97 and 336 thousand time-based RSUs (of which 199 thousand remained outstanding as of March 31, 2018). The stock plan under which the stock awards were issued is no longer active.
Restricted Stock. Restricted stock is awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley awarded time-based restricted stock totaling 1.1 million shares and 393 thousand shares during the three months ended March 31, 2018 and 2017, respectively, to both executive officers and key employees of Valley. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the three months ended March 31, 2018 and 2017 was $11.81 per share and $11.66 per share, respectively.
Restricted Stock Units (RSUs). Valley granted 450 thousand and 371 thousand of performance-based RSUs to certain executive officers for the three months ended March 31, 2018 and 2017, respectively. The performance-based RSUs will vest and be issued as common stock based on the attainment of (i) growth in tangible book value per share plus dividends (75 percent of the RSU award) and (ii) total shareholder return as compared to our peer group (25 percent of the RSU award). The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents and accrued interest (if applicable), per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the three months ended March 31, 2018 and 2017 was $12.35 per share and $11.05 per share, respectively.

Valley recorded total stock-based compensation expense of $8.0 million and $4.1 million for the three months ended March 31, 2018 and 2017. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2018, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $27.5 million and will be recognized over an average remaining vesting period of 2.4 years.

Note 12. Revenue Recognition
On January 1, 2018, Valley adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and subsequent related updates that modify the guidance used to recognize revenue from contracts with customers for transfers of goods and services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. The adoption did not materially change Valley's recognition of revenues within the scope of ASC Topic 606.
Performance obligations. Valley's revenue contracts generally have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable, or distinct from other obligations within the contracts. Valley does not have a material amount of long-term customer agreements that include multiple performance obligations requiring price allocation and differences in the timing of revenue recognition. Valley has no customer contracts with variable fee agreements based upon performance.
The following table presents non-interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Trust and investment services	$3,230	$2,744
Insurance commissions	3,821	5,061
Service charges on deposit accounts	7,253	5,236
Losses on securities transactions, net	(765)	(23)
Fees from loan servicing	2,223	1,815
Gains on sales of loans, net	6,753	4,128
Bank owned life insurance	1,763	2,463
Other	7,973	4,296
Total non-interest income	$32,251	$25,720

The following revenues from the table above are within the scope of ASC Topic 606:

Trust and investments services. Trust and investments services include fees from investment management, investment advisory, trust, custody and other products. Trust and investment management fee income is primarily from client assets under management (AUM) for which the fees are determined based upon a tiered scale relative to the market value of the AUM. The revenue from trust and investment services is typically earned over the service period specified in the contract.

Service charges on deposit accounts. Service charges on deposit accounts include fees from checking accounts, savings accounts, overdrafts, insufficient funds, ATM transactions and other activities. The revenues for most deposit related fees are recognized immediately upon performance of the service due to the short-term nature of the contractual terms.

Other income. Other income within the scope of ASC Topic 606 within this revenue category includes fee income related to derivative interest rate swaps executed with commercial loan customers, and fees from interchange, wire transfers, credit cards, safe deposit box, ACH, lockbox and various other products and services-related income. These fees are either recognized immediately at related transaction date or over the period in which the related service is provided. Other income also consists of items which are outside the scope of ASC Topic 606, including letters of credit fees, net gains and losses on sales of assets and FDIC loss-share receivables.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2018, Valley had 11 credit swaps with an aggregate notional amount of $63.4 million related to risk participation agreements.

At March 31, 2018, Valley has one "steepener" swap with a total current notional amount of $14.5 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2018			December 31, 2017
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$644	$119	$607,000	$650	$81	$607,000
Fair value hedge interest rate swaps	—	507	7,717	—	637	7,775
Total derivatives designated as hedging instruments	$644	$626	$614,717	$650	$718	$614,775
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$25,132	$29,270	$2,731,500	$25,696	$23,494	$1,687,005
Mortgage banking derivatives	206	223	109,385	71	118	113,233
Total derivatives not designated as hedging instruments	$25,338	$29,493	$2,840,885	$25,767	$23,612	$1,800,238

The Chicago Mercantile Exchange (CME) and London Clearing House (LCH) have enacted rulebook changes that re-characterize variation margin as settlements of the outstanding derivative instead of cash collateral. The CME and LCH variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments on a prospective basis effective January 1, 2017 for derivatives outstanding with the CME and January 1, 2018 for derivatives outstanding with the LCH. As a result, the fair value of the designated cash flow derivative assets and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties totaling $11.1 million and $9.9 million, respectively, and reported in the table above on a net basis at March 31, 2018. The fair value of the designated cash flow derivatives and non-designated interest rate swaps cleared with the CME were offset by variation margins totaling $9.5 million and $951 thousand, respectively, and reported in the table above on a net basis at December 31, 2017.

(Losses) gains included in the consolidated statements of income and in other comprehensive (loss) income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,451)	$(2,518)
Amount of gain recognized in other comprehensive (loss) income	2,751	217
The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $5.4 million and $8.3 million at March 31, 2018 and December 31, 2017, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $2.6 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Derivative - interest rate swaps:
Interest income	$131	$97
Hedged item - loans:
Interest income	$(131)	$(97)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $3.3 million and $661 thousand for the three months ended March 31, 2018 and 2017, respectively, and was included in other non-interest income.
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at March 31, 2018.

March 31, 2018
(in thousands)
Hedged item - loans:
Loan receivable - carrying amount	$8,224
Cumulative fair value adjustment	(507)

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$218	$(860)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2018, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $2.4 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At March 31, 2018, Valley had $41.3 million in collateral posted with counterparties, net of CME and LCH variation margins.
Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate caps and swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
March 31, 2018
Assets:
Interest rate caps and swaps	$25,776	$—	$25,776	$(725)	$—		$25,051
Liabilities:
Interest rate caps and swaps	$29,896	$—	$29,896	$(725)	$(1,874)	(1)	$27,297
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$179,896	$—	$179,896	$(725)	$(151,874)		$27,297
December 31, 2017
Assets:
Interest rate caps and swaps	$26,346	$—	$26,346	$(5,376)	$—		$20,970
Liabilities:
Interest rate caps and swaps	$24,212	$—	$24,212	$(5,376)	$(8,141)	(1)	$10,695
Repurchase agreements	200,000	—	200,000	—	(200,000)	(2)	—
Total	$224,212	$—	$224,212	$(5,376)	$(208,141)		$10,695

(1)
Represents the amount of collateral posted with derivatives counterparties that offsets net liability positions. Actual cash collateral posted with all counterparties totaled $41.3 million and $51.4 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Represents the fair value of non-cash pledged investment securities.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$40,568	$22,135
Other tax credit investments, net	35,976	42,015
Total tax credit investments, net	$76,544	$64,150
Other Liabilities:
Unfunded affordable housing tax credit commitments	$5,256	$3,690
Unfunded other tax credit commitments	12,682	15,020
Total unfunded tax credit commitments	$17,938	$18,710

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,821	$1,284
Other tax credit investment credits and tax benefits	5,485	6,286
Total reduction in income tax expense	$7,306	$7,570
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$986	$396
Affordable housing tax credit investment impairment losses	587	124
Other tax credit investment losses	537	767
Other tax credit investment impairment losses	3,164	4,037
Total amortization of tax credit investments recorded in non-interest expense	$5,274	$5,324
Note 16. Litigation
In the normal course of business, Valley is a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims. However, in the event of an adverse outcome or settlement in one or more of our legal proceedings, operating results for a particular period may be negatively impacted. Disclosure is required when a risk of material loss in a litigation or claim is more than remote. Disclosure is also required of the estimate of the reasonably possible loss or range of loss, unless an estimate cannot reasonably be made. Liabilities are established for legal claims when payments associated with the claims become probable and the possible losses related to the matter can be reasonably estimated. Valley recognized $10.5 million within professional and legal fees during the first quarter of 2018 for such liabilities.
The following is a description of significant litigation and claims made against Valley.

Merrick Bank Corporation, American Express Travel Related Services, and JetPay Merchant Services LLC v. Valley National Bank. For about a decade, Valley served as the depository bank for various charter operators under regulations of the Department of Transportation (DOT) and contracts entered into with charter operators under those regulations. Valley stopped serving as a depository bank for the charter business several years ago. Valley served as the depository bank for Myrtle Beach Direct Air (Direct Air). Direct Air, a charter operator, commenced operations in 2007 but in March 2012 Direct Air ceased operations and filed for bankruptcy. Merrick Bank Corporation (Merrick) was the merchant bank for Direct Air and processed credit card purchases for Direct Air. Following the bankruptcy of Direct Air, Merrick incurred chargebacks in the approximate amount of $26.2 million when the Direct Air customers whose flights had been canceled obtained a credit from their card issuing banks for the cost of the ticket or other item purchased from Direct Air. JetPay Merchant Services LLC (JetPay) was the payment processor for Direct Air. American Express Travel Related Services (American Express) also incurred chargebacks related to Direct Air. Merrick filed an action against Valley in December 2013. American Express and JetPay filed a similar action against Valley in 2014. All the cases were consolidated in the Federal District Court of New Jersey. In April 2018, Valley settled all the claims brought against it by the parties.
Maritza Gaston and George Gallart v. Valley National Bancorp and Valley National Bank. On April 6, 2017, Valley was served with a Class and Collective Action Complaint, filed in the Eastern District of New York, alleging that Valley had violated both Federal and State wage and hour laws and the Fair Labor Standards Act and seeking to recover overtime compensation on behalf of a class of Valley employees. While Branch Service Managers are classified by Valley as “exempt” employees and do not receive overtime pay, plaintiff’s counsel claims that Branch Service Managers perform non-exempt duties, and should therefore be classified as non-exempt hourly employees and be paid overtime for any time worked in excess of 40 hours per week. Valley filed an answer disputing Plaintiffs’ allegations. Plaintiffs filed a formal Notice for Conditional Certification of the Class, which was granted by the Federal Magistrate on December 6, 2017. On January 5, 2018, Valley filed an Objection Brief requesting that the Federal Judge assigned to this case overturn the Federal Magistrate’s Order for Certification. The Court has not acted on that request. Plaintiffs and Valley have agreed to enter into non-binding mediation which is presently scheduled for June 2018. Because the action is in a preliminary stage, Valley is unable to estimate an amount or range of reasonably possible loss.
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017, include, but are not limited to:

•	weakness or a decline in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;

•	the risk that the businesses of Valley and USAB may not be combined successfully, or such combination may take longer or be more difficult, time-consuming or costly to accomplish than expected;

•	the diversion of management's time on issues relating to merger integration;

•	the inability to realize expected cost savings and synergies from the merger of USAB with Valley in the amounts or in the timeframe anticipated;

•	the inability to retain USAB’s customers and employees;

•	less than expected cost reductions and revenue enhancement from Valley's cost reduction plans including its earnings enhancement program called "LIFT";

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

•
results of examinations by the OCC, the FRB, the CFPB and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At March 31, 2018, we identified our policies on the allowance for loan losses, purchased credit-impaired loans, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017. Purchased credit-impaired loans became a significant portion of our loan portfolio during the first quarter of 2018 due to our acquisition of USAmeriBancorp, Inc. and, as a result, a critical accounting policy at March 31, 2018. See the "Purchased Credit-Impaired Loans" section elsewhere in this MD&A and Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the accounting policy for purchased credit-impaired loans and the other significant accounting policies of Valley.
New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2018, Valley had consolidated total assets of approximately $29.5 billion, total net loans of $22.4 billion, total deposits of $22.0 billion and total shareholders’ equity of $3.2 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 237 branch network, 59 percent, 16 percent, 19 percent and 6 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite significant branch consolidation activity mainly in 2016, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions.

USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) and its wholly-owned subsidiary, USAmeriBank, headquartered in Clearwater, Florida. USAB had approximately

$5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits and maintained a branch network of 29 offices. The acquisition represents a significant addition to Valley’s Florida franchise, specifically in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where Valley now operates 15 branch office locations. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned. The total consideration for the acquisition was approximately $737 million, and the transaction resulted in $388 million of goodwill and $46 million of core deposit intangible assets subject to amortization. Full systems integration is expected to be completed in the second quarter of 2018.

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

Mostly during the second half of 2017, Valley implemented several enhancements that resulted in pre-tax cost reductions of $5.6 million for the year ended December 31, 2017. These enhancements and others recently completed in the first quarter of 2018 resulted in total pre-tax cost reductions of approximately $3.4 million in the first quarter of 2018. The implemented enhancements to date under the LIFT program are expected to result in cost reductions of approximately $13.5 million on an annualized pre-tax basis beginning in the second quarter of 2018.

Branch Transformation. We are currently performing a comprehensive evaluation of the operational efficiency of our entire branch network. This review will ensure the optimal performance of our retail operations, in conjunction with several other factors, including our customers’ delivery channel preferences, branch usage patterns, and the potential opportunity to move existing customer relationships to another branch location without imposing a negative impact on their banking experience. We anticipate providing phase one details of this initiative in conjunction with our second quarter of 2018 earnings release in July 2018.

Tax Cuts and Jobs Act. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (Tax Act) into law. As a result, the federal corporate income tax rate decreased from 35 percent to 21 percent effective January 1, 2018. See the "Income Taxes" section below for more details.
Quarterly Results. Net income for the first quarter of 2018 was $42.0 million, or $0.12 per diluted common share, compared to $46.1 million, or $0.17 per diluted common share, for the first quarter of 2017. The $4.1 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $52.8 million increase in non-interest expense mostly caused by additional operating costs related to the acquisition of USAB, including merger expenses of $13.4 million (mostly within salary and employee benefits and professional and legal fees), additional salary and employee benefit expense largely related to our expanding team of residential mortgage loan consultants and technology personnel and a $12.4 million increase in professional and legal expense mostly related to additional litigation reserves of $10.5 million, (ii) a $8.5 million increase in our provision for credit losses mainly driven by specific reserves allocated to impaired taxi medallion loans, partially offset by (iii) a $45.7 million increase in our net interest income mostly due to higher average loan balances driven by acquired loans from USAB and strong organic loan volumes over the last 12 months, as well as the full benefit of reduced interest expense resulting from $405 million of long-term borrowings modifications in the third quarter of 2017, (iv) a $6.5 million increase in non-interest income mostly caused by an increase in net gains on sales of residential mortgage loans, swap fee income from commercial loan customers, and higher fees resulting from the USAB acquisition and (v) a $4.9 million decrease in income tax expense due, in part, to the reduced corporate tax rate under the Tax Act. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense", and "Income Taxes" sections below for more details on the items above impacting our first quarter 2018 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview. During the first quarter of 2018, real gross domestic product (GDP) grew at a 2.3 percent annual rate after advancing 2.9 percent in the fourth quarter of 2017. This represented the fastest rate of growth in the first quarter of a calendar year since 2015. The pace of hiring was largely unchanged while private wages for all employees accelerated and measures of core inflation approached the Federal Reserve’s two percent target. On balance, the trade weighted U.S. dollar index declined further in the first quarter, supporting higher import prices. Additionally, consumer spending and residential fixed investment slowed during the first three months of the year while business fixed investment remained solid.

The civilian unemployment rate, during the first quarter, was unchanged from 4.1 percent as of December 31, 2017 as the number of people entering the workforce increased, demonstrating continued strength of the labor market. The pace of hiring was mostly unchanged from the prior quarter. The monthly average change in payrolls was approximately 221 thousand in the fourth quarter of 2017 compared to 202 thousand in the first quarter of 2018. On average, quarterly measures of wage growth picked up notably as the year over year change in hourly earnings for all private employees increased to the highest level since the second quarter of 2009.

Business investment, which includes investment in structures, equipment and software, remained solid compared to the prior quarter. Private nonresidential fixed investment advanced 6.1 percent in the first quarter of 2018 compared to an increase of 6.8 percent in the fourth quarter of 2017. Alternatively, investment in residential structures decelerated, largely attributed to lower levels of new construction for multifamily housing units. Growth in private residential fixed investment was essentially flat in the first quarter compared to 12.8 percent growth in the fourth quarter of 2017 as investment in multifamily structures declined 1.5 percent in the first three months of the year.

Growth in personal consumption of goods and services decelerated modestly in the first quarter of 2018. The deceleration was largely attributed to a decline in durable goods which include items such as motor vehicles, furnishing and other household equipment. While home prices rose in the first quarter of 2018, equity market volatility increased notably which may have adversely impacted consumer spending. More recently, volatility has subsided somewhat which in combination with further price appreciation in housing may support consumer spending into the end of the year.

The Federal Open Market Committee (FOMC) increased the target for the federal funds rate by 25 basis points to a range of 1.50 to 1.75 percent at their March 2018 meeting. The Committee remained vigilant about the continued low levels of inflation and inflation expectations, but expects economic conditions to further warrant gradual rate increases this year. In determining future policy actions, the FOMC assesses progress (both realized and expected) toward its objectives of maximum employment and two percent inflation. Beginning in October 2017, the FOMC has gradually reduced the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. The FOMC has continued to emphasize that changes in monetary policy will be data dependent.

The 10-year U.S. Treasury note yield ended the first quarter at 2.74 percent, 29 basis points higher compared with December 31, 2017. The spread between the 2- and 10-year U.S. Treasury note yields ended the first quarter of 2018 at 0.47 percentage points, 4 basis points lower compared to the end of the fourth quarter of 2017.

Market interest rates, on average, remained above levels experienced in 2017. Despite higher rates in the first quarter of the year, residential mortgage loan originations increased largely due to our sales efforts in the purchase loan market. In addition, we continued to see solid demand for commercial real estate and construction loans across our geographies in the first quarter of 2018. However, should the spread between yields on longer and shorter dated securities continue to contract, this environment may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
Loans. Loans increased $4.2 billion to approximately $22.6 billion at March 31, 2018 from December 31, 2017 largely due to $3.7 billion in acquired PCI loans from USAB on January 1, 2018. The remaining increase was mainly due to strong quarter over quarter organic growth in total commercial real estate loans, commercial and industrial loans and residential mortgage loans. Additionally, we sold $234.2 million of residential mortgage loans, resulting in pre-tax gains of $6.8 million during the first quarter of 2018.

We are optimistic that our lending activity will continue to be brisk during the remainder of 2018, despite the expectation for a gradual increase in market interest rates and, while not anticipated, any potential setbacks that could occur. For the full year 2018, we have established a goal to grow our overall loan portfolio in the range of 7 to 9 percent, adjusted for the recent USAB acquisition and loan sales. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in consumer confidence, the economy and other market conditions, or that the overall loan portfolio balance will not decline from March 31, 2018. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans discussed further below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. Our PCI loan portfolio totaled $4.9 billion, or 21.8 percent of our total loan portfolio, at March 31, 2018 and included $3.6 billion of loans acquired from USAB.
Total past due non-PCI loans (i.e., loans past due 30 days or more and still accruing interest) decreased $47.3 million to $33.2 million, or 0.15 percent of total loans, at March 31, 2018 as compared to $80.5 million, or 0.44 percent of total loans, at December 31, 2017. Total non-performing assets, consisting of non-accrual loans, other real estate owned (OREO) and other repossessed assets increased $17.5 million to $75.0 million at March 31, 2018 as compared to December 31, 2017 mainly due to increases in non-accrual loans and OREO during the first quarter of 2018. OREO totaled $13.8 million at March 31, 2018 and included $4.1 million of acquired OREO from USAB.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, as well as other market factors that may continue to negatively impact the performance of our $136.1 million taxi medallion loan portfolio, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of March 31, 2018. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the first quarter of 2018 reflected a moderate decline in non-interest bearing deposits and corresponding increase in time deposits as compared to the fourth quarter of 2017. Average non-interest bearing deposits, savings, NOW and money market deposits, and time deposits represented approximately 28 percent, 51 percent and 21 percent of total deposits as of March 31, 2018, respectively. Overall, average deposits totaled $21.9 billion for the first quarter of 2018 and increased by $4.1 billion as compared to the fourth quarter of 2017, and actual ending balances for deposits increased $3.8 billion to approximately $22.0 billion at March 31, 2018 from December 31, 2017. The increases in both average and ending deposit balances were largely due to the $3.6 billion of deposits assumed from USAB on January 1, 2018. The remaining increases were largely due to the continued success of our time deposit and other interest bearing deposit initiatives commencing in 2017.
Average short-term borrowings increased $476.1 million to $1.5 billion for the first quarter of 2018 as compared to the fourth quarter of 2017. Actual ending balances for short-term borrowings also increased $869.8 million to $1.6 billion at March 31, 2018 as compared to December 31, 2017. Both the increases in average and ending short-term borrowings were largely due to $650 million of borrowings assumed in the USAB acquisition, consisting of FHLB borrowings and securities sold under agreements to repurchase. The change in average short-term borrowings was also impacted by significant repayments of FHLB advances in the latter half of the fourth quarter of 2017 caused by deposit growth and a slight shift to additional long-term borrowings in our funding composition.
Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) increased by $88.3 million to $2.4 billion for the first quarter of 2018 as compared to the fourth quarter of 2017. Actual ending balances for long-term borrowings also increased $37.7 million to $2.4 billion at March 31, 2018 as compared to December 31, 2017. Both the increases in average and ending long-term borrowings were due, in part, to subordinated notes and junior subordinated debentures issued to capital trusts assumed in the USAB acquisition.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Return on average assets	0.57%	0.80%
Return on average assets, as adjusted	0.84	0.80

Return on average shareholders’ equity	5.10	7.69
Return on average shareholders’ equity, as adjusted	7.48	7.69

Return on average tangible shareholders’ equity (ROATE)	7.90	11.09
ROATE, as adjusted	11.57	11.09

Adjusted return on average assets, adjusted return on average shareholders' equity, ROATE and adjusted ROATE included in the table above are non-GAAP measures. Management believes these measures provide information useful to management and investors in understanding our underlying operational performance, business and performance trends, and the measures facilitate comparisons of our prior performance with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies. The non-GAAP measure reconciliations are presented below.

Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Net income, as reported	$41,965	$46,095
Add: Losses on securities transactions (net of tax)	446	13
Add: Legal expenses (litigation reserve impact only, net of tax)	7,520	—
Add: Merger related expenses (net of tax)*	9,575	—
Add: Income Tax Expense (USAB charge and Tax Act impacts only)	2,000	—
Net income, as adjusted	$61,506	$46,108

* Merger related expenses are primarily within salary and employee benefits and professional and legal fees.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Net income, as adjusted	$61,506	$46,108
Average assets	$29,291,703	$22,996,286
Annualized return on average assets, as adjusted	0.84%	0.80%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Net income, as adjusted	$61,506	$46,108
Average shareholders' equity	$3,289,815	$2,399,159
Annualized return on average shareholders' equity, as adjusted	7.48%	7.69%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Net income	$41,965	$46,095
Net income, as adjusted	$61,506	$46,108
Average shareholders’ equity	$3,289,815	$2,399,159
Less: Average goodwill and other intangible assets	(1,164,230)	(736,178)
Average tangible shareholders’ equity	$2,125,585	$1,662,981
Annualized ROATE	7.90%	11.09%
Annualized ROATE, as adjusted	11.57%	11.09%

In addition to the items used to calculate the net income, as adjusted, in the tables above, our net income is, from time to time, impacted by net gains on sales of loans and net impairment losses on securities recognized in non-interest income. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale and the results of our quarterly impairment analysis of the held to maturity and available for sale investment portfolios. See the “Non-Interest Income" section below for more details.
Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley. During the first quarter of 2018, Valley elected to reclassify fee income related to derivative interest rate swaps executed with commercial loan customers totaling $3.3 million from interest and fees on loans to other non-interest income within the presentation of our net interest margin below and consolidated financial statements. The applicable prior period amounts have also been reclassified to conform to this current presentation. See further discussion of the swap fees in the "Non-Interest Income" section below.

Net interest income on a tax equivalent basis totaling $209.1 million for the first quarter of 2018 increased $45.1 million and $37.7 million as compared to the first quarter of 2017 and fourth quarter of 2017, respectively, largely due to the USAB acquisition. Interest income on a tax equivalent basis increased $49.1 million to $269.0 million for the first quarter of 2018 as compared to the fourth quarter of 2017 mainly due to a $4.1 billion increase in average loans, partially offset by a lower yield on average investment securities. The decrease in yield on average investments for the first quarter of 2018 as compared to the linked fourth quarter was due, in part, to a lower tax equivalent yield on non-taxable securities caused by the Tax Act. Interest expense of $59.9 million for the first quarter of 2018 increased $11.4 million as compared to the fourth quarter of 2017 largely driven by the interest bearing liabilities assumed from USAB and organic growth from our current deposit gathering initiatives.

Average interest earning assets increased $5.8 billion to $26.8 billion for the first quarter of 2018 as compared to the first quarter of 2017 largely due to $3.7 billion and $522.6 million of loans and investments, respectively, acquired from USAB on January 1, 2018, as well as strong organic growth over the last 12 month period. Compared to the fourth quarter of 2017, average interest earning assets increased by $4.8 billion from $21.9 billion largely due to the USAB acquisition and continued organic loan growth. Average loans increased $4.1 billion to $22.3 billion for the first quarter of 2018 from the fourth quarter of 2017 due to the loans acquired from USAB and organic loan growth within the commercial real estate loan, commercial and industrial loans and residential mortgage loan portfolios. Average total investments increased $682.9 million during the first quarter of 2018 as compared to the fourth quarter of 2017 mostly due to the investments acquired from USAB.
Average interest bearing liabilities increased $4.4 billion to $19.7 billion for the first quarter of 2018 as compared to the first quarter of 2017 mainly due to $3.4 billion of interest bearing liabilities assumed in the USAB acquisition and deposit growth primarily from time deposit and money market account initiatives, as well as greater use of both short- and long-term FHLB advances as part of our overall funding and liquidity strategy over the last 12 month period. Compared to the fourth quarter of 2017, average interest bearing liabilities increased $3.8 billion in the first quarter of 2018 mostly due to the assumed interest bearing liabilities from USAB. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.13 percent for the first quarter of 2018 remained unchanged as compared to both the first quarter of 2017 and the fourth quarter of 2017. The yield on average interest earning assets increased by 1 basis point on a linked quarter basis mostly due to an increase in the yield on average loans, partially offset by a decline in yield on average investment securities and two less days during the first quarter of 2018. The yield on average loans increased by 4 basis points to 4.26 percent for the first quarter of 2018 as compared to the fourth quarter of 2017 due to the high volume of new loan originations, but was partially offset by somewhat elevated repayments of high yielding loans over the last six month period, as well as moderately lower accretion on the pre-existing purchased credit-impaired (PCI) loan portfolio (exclusive of recently acquired USAB loans). The yield on average taxable and non-taxable investment securities in the first quarter of 2018 decreased by 14 basis points and 37 basis points, respectively, as compared to the fourth quarter of 2017. The overall cost of average interest bearing liabilities was 1.22 percent for the first quarter of 2018 and remained unchanged as compared to the linked fourth quarter of 2017. Our cost of total deposits was 0.68 percent for the first quarter of 2018 as compared to 0.65 percent for the fourth quarter of 2017 due to a slight shift in average non-interest bearing deposits within the mix of total average deposits.
Looking forward, we expect our net interest margin for the second quarter of 2018 to be relatively unchanged as compared to the first quarter of 2018. However, our net interest margin may decline as compared to the first quarter of 2018 due to a multitude of conditional and sometimes unpredictable factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of long-term market interest rates, further repayment of higher yielding interest earning assets, and the re-pricing risk related to interest bearing deposits and short-term borrowings due to a rise in short-term market interest rates. Additionally, our investment portfolios include a large number of residential mortgage-backed securities purchased at a premium. The amortization of such premiums, which impacts both the yield and interest income recognized on such securities, may increase or decrease depending upon the level of principal prepayments and market interest rates. To manage these risks, we continuously explore ways to maximize our mix of interest earning assets on our balance sheet, while maintaining a low cost of funds to optimize our net interest margin and overall returns. The current level of weighted average interest rates on new loan originations, as well as the higher rates on variable rate loans due to the increase in both the U.S. and Valley prime rates (to 4.75 percent and 5.75 percent, respectively) in response to the Federal Reserve's 25 basis point increase in the targeted federal funds rate in the latter half of March 2018 should benefit both our future net interest income and margin.

The following table reflects the components of net interest income for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$22,302,991	$237,587	4.26%	$18,242,690	$192,539	4.22%	$17,313,100	$174,356	4.03%
Taxable investments (3)	3,401,743	23,262	2.74	2,931,144	21,104	2.88	2,836,300	19,740	2.78
Tax-exempt investments (1)(3)	741,001	7,242	3.91	528,681	5,651	4.28	612,946	6,201	4.05
Federal funds sold and other interest bearing deposits	305,071	926	1.21	230,002	637	1.11	187,118	331	0.71
Total interest earning assets	26,750,806	269,017	4.02	21,932,517	219,931	4.01	20,949,464	200,628	3.83
Allowance for loan losses	(123,559)			(120,560)			(115,300)
Cash and due from banks	259,190			240,425			241,346
Other assets	2,423,553			1,865,737			1,938,949
Unrealized (losses) gains on securities available for sale, net	(18,287)			(11,108)			(18,173)
Total assets	$29,291,703			$23,907,011			$22,996,286
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,175,982	$22,317	0.80%	$9,085,986	$16,762	0.74%	$9,049,446	$10,183	0.45%
Time deposits	4,594,368	14,616	1.27	3,478,046	11,975	1.38	3,178,452	9,553	1.20
Total interest bearing deposits	15,770,350	36,933	0.94	12,564,032	28,737	0.91	12,227,898	19,736	0.65
Short-term borrowings	1,487,272	5,732	1.54	1,011,130	3,456	1.37	1,563,000	3,901	1.00
Long-term borrowings (4)	2,432,543	17,232	2.83	2,344,220	16,344	2.79	1,494,273	12,950	3.47
Total interest bearing liabilities	19,690,165	59,897	1.22	15,919,382	48,537	1.22	15,285,171	36,587	0.96
Non-interest bearing deposits	6,111,684			5,248,311			5,138,870
Other liabilities	200,039			176,992			173,086
Shareholders’ equity	3,289,815			2,562,326			2,399,159
Total liabilities and shareholders’ equity	$29,291,703			$23,907,011			$22,996,286
Net interest income/interest rate spread (5)		$209,120	2.80%		$171,394	2.79%		$164,041	2.87%
Tax equivalent adjustment		(1,522)			(1,980)			(2,173)
Net interest income, as reported		$207,598			$169,414			$161,868
Net interest margin (6)			3.10%			3.09%			3.09%
Tax equivalent effect			0.03%			0.04%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.13%			3.13%			3.13%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent and 35 percent federal tax rate for 2018 and 2017, respectively.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2018 Compared to March 31, 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$52,671	$10,560	$63,231
Taxable investments	3,872	(350)	3,522
Tax-exempt investments*	1,258	(217)	1,041
Federal funds sold and other interest bearing deposits	279	316	595
Total increase in interest income	58,080	10,309	68,389
Interest Expense:
Savings, NOW and money market deposits	2,824	9,310	12,134
Time deposits	4,476	587	5,063
Short-term borrowings	(197)	2,028	1,831
Long-term borrowings and junior subordinated debentures	6,981	(2,699)	4,282
Total increase in interest expense	14,084	9,226	23,310
Total increase in net interest income	$43,996	$1,083	$45,079

*	Interest income is presented on a tax equivalent basis using a 21 percent tax rate.

Non-Interest Income

Non-interest income increased $6.5 million for the three months ended March 31, 2018 as compared to the same period of 2017. The following table presents the components of non-interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Trust and investment services	$3,230	$2,744
Insurance commissions	3,821	5,061
Service charges on deposit accounts	7,253	5,236
Losses on securities transactions, net	(765)	(23)
Fees from loan servicing	2,223	1,815
Gains on sales of loans, net	6,753	4,128
Bank owned life insurance	1,763	2,463
Other	7,973	4,296
Total non-interest income	$32,251	$25,720

Insurance commissions decreased $1.2 million for the three months ended March 31, 2018 as compared to the first quarter of 2017 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts increased $2.0 million for the three months ended March 31, 2018 as compared to the first quarter of 2017 mostly driven by the acquisition of USAB on January 1, 2018.

Net gains on sales of loans increased $2.6 million for the three months ended March 31, 2018 as compared to the first quarter of 2017 largely due to a higher volume of residential mortgage loans originated for sale during the first quarter of 2018. Residential mortgage loan originations (including both new and refinanced loans) increased $208.5 million to $372.2 million for the first quarter of 2018 as compared to $163.7 million for the first quarter of 2017. During the first quarter of 2018, we sold $234.2 million of residential mortgages originated for sale as compared to $159.9 million of residential mortgage loans sold during the first quarter of 2017. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in net losses of $167 thousand and net gains of $267 thousand for the three months ended March 31, 2018 and 2017, respectively. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Other non-interest income increased $3.7 million for the three months ended March 31, 2018 as compared to the first quarter of 2017. The increase was mostly due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $3.3 million for the three months ended March 31, 2018 as compared to $661 thousand for the first quarter of 2017.

Non-Interest Expense

Non-interest expense increased $52.8 million for the three months ended March 31, 2018 as compared to the same period in 2017. The following table presents the components of non-interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Salary and employee benefits expense	$93,292	$65,927
Net occupancy and equipment expense	27,924	23,035
FDIC insurance assessment	5,498	5,127
Amortization of other intangible assets	4,293	2,536
Professional and legal fees	17,047	4,695
Amortization of tax credit investments	5,274	5,324
Telecommunications expense	3,594	2,659
Other	16,830	11,649
Total non-interest expense	$173,752	$120,952

Salary and employee benefits expense increased $27.4 million for the three months ended March 31, 2018 as compared to the first quarter of 2017. The increase was due, in part, to the additional staffing costs and $9.6 million of change in control, severance and retention expenses related to the USAB acquisition, as well as increases in both cash and stock-based incentive compensation expense. In addition to normal increases in annual compensation, Valley has also increased its investment in both technology and home mortgage consultant teams over the last 12-month period.

Net occupancy and equipment expense increased $4.9 million for the three months ended March 31, 2018 as compared to the same period of 2017 mainly due to higher technology equipment related expense, increased occupancy and other costs related to the 29-branch network acquired from USAB and higher seasonal cleaning and maintenance expenses partly due to weather conditions in the Northeast region during the first quarter of 2018.

Professional and legal fees increased $12.4 million for the three months ended March 31, 2018 as compared to the first quarter of 2017 mainly due to a $10.5 million charge related to an increase in our litigation reserves during the first quarter of 2018. See Note 16 to the consolidated financial statements for additional information.

Amortization of other intangible assets increased $1.8 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily due to higher amortization expense of core deposit intangibles (CDI) during the first quarter of 2018 caused by $45.9 million of such intangibles generated by the USAB acquisition, as well as a moderate increase in the amortization expense of loan servicing rights. See Note 10 to the consolidated financial statements for more details.

Other non-interest expenses increased $5.2 million for the three months ended March 31, 2018 as compared to the same period in 2017 mainly due to moderate increases in several significant components of other expense, such as data processing, travel and entertainment, debit card and ATM expense, postage, and stationery and print expenses during the first quarter of 2018 largely caused by our growth both organically and through the acquisition of USAB.

Efficiency Ratio
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments, as well as infrequent charges within non-interest expense resulting from litigation reserves and merger expenses related to the acquisition of USAB.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Total non-interest expense	$173,752	$120,952
Less: Amortization of tax credit investments (pre-tax)	5,274	5,324
Less: Legal expenses (litigation reserve impact only, pre-tax)	10,500	—
Less: Merger related expenses (pre-tax)	13,369	—
Total non-interest expense, adjusted	$144,609	$115,628

Net interest income	$207,598	$161,868
Total non-interest income	32,251	25,720
Total net interest income and non-interest income	$239,849	$187,588
Efficiency ratio	72.44%	64.48%
Efficiency ratio, adjusted	60.29%	61.64%
Income Taxes

Effective January 1, 2018, the federal corporate income tax rate decreased from 35 percent to 21 percent under the Tax Act. Income tax expense totaled $13.2 million for the first quarter of 2018 as compared to $35.0 million and $18.1 million for the fourth quarter of 2017 and first quarter of 2017, respectively. Our effective tax rate was 23.9 percent, 57.3 percent and 28.2 percent for the first quarter of 2018, fourth quarter of 2017, and first quarter of 2017, respectively. The higher income tax expense and effective tax rate for the fourth quarter of 2017 reflects a $15.4 million charge resulting from the re-measurement of Valley's estimated net deferred tax assets as of December 31, 2017 under the Tax Act. The first quarter of 2018 also included a $2 million charge related to effect of the USAB acquisition on our state deferred tax assets.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2018, we currently estimate that our effective tax rate will range from 20 percent to 22 percent primarily reflecting the impacts of the Tax Act, tax-exempt income, tax-advantaged investments and general business credits. See Note 15 to the consolidated financial statements for additional information regarding our tax credit investments.
Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, which involves the allocation of uniform funding cost based on each segment's average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables present the financial data for each business segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,901,208	$16,401,783	$4,447,815	$—	$26,750,806
Income (loss) before income taxes	15,047	66,966	9,069	(35,933)	55,149
Annualized return on average interest earning assets (before tax)	1.02%	1.63%	0.82%	N/A	0.82%

	Three Months Ended March 31, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,044,814	$12,268,286	$3,636,364	$—	$20,949,464
Income (loss) before income taxes	15,404	49,378	9,712	(10,328)	64,166
Annualized return on average interest earning assets (before tax)	1.22%	1.61%	1.07%	N/A	1.23%
Consumer Lending

This segment, representing approximately 25.9 percent of our loan portfolio at March 31, 2018, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 14.7 percent of our loan portfolio at March 31, 2018) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 5.4 percent of total loans at March 31, 2018) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $856.4 million to $5.9 billion for the three months ended March 31, 2018 as compared to the first quarter of 2017. The increase was largely due to $365.9 million and $109.8 million of residential mortgage loans and home equity loans, respectively, acquired from USAB on January 1, 2018 and loan growth mainly from new and refinanced residential mortgage loan originations held for investment and collateralized personal lines of credit over the last 12 months.

Income before income taxes generated by the consumer lending segment decreased $357 thousand to $15.0 million for the first quarter of 2018 as compared to $15.4 million for the first quarter of 2017 largely due to increases in non-interest expense, internal transfer expense and provision for loan losses, partially offset by an increase in net interest income. Non-interest expense increased $4.9 million for the first quarter of 2018 as compared to the same quarter of 2017 mainly due to higher salaries and employee benefits expenses related to the USAB acquisition. The internal transfer expense increased $1.4 million for the first quarter of 2018 as compared to the same quarter of 2017. The provision for loan losses increased $1.2 million largely due to loan growth. See further detail in the "Allowance for Credit Losses" section. The negative impact of the aforementioned items was partially offset by a $6.5 million increase in net interest income mostly due to the increase in average loans, as well as a higher overall yield on such loans.

The net interest margin on the consumer lending portfolio increased 4 basis points to 2.82 percent for the first quarter of 2018 as compared to the same quarter one year ago mainly due to a 24 basis point increase in yield on average loans, partially offset by a 20 basis point increase in the costs associated with our funding sources. The increase in yield was mainly due to higher market interest rates on new loan volumes. The increase in our cost of funds was primarily due to increased short-term interest rates resulting from the Federal Reserve's gradual increase in short-term market interest rates during 2017 and 2018 and strong competition for deposits specifically in our New Jersey and New York markets. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $3.6 billion and represented 16.1 percent of the total loan portfolio at March 31, 2018. Commercial real estate loans and construction loans totaled $13.1 billion and represented 58.0 percent of the total loan portfolio at March 31, 2018.

Average interest earning assets in this segment increased $4.1 billion to $16.4 billion for the three months ended March 31, 2018 as compared to the first quarter of 2017. This increase was mostly due to approximately $3.3 billion of commercial PCI loans acquired from USAB, organic loan growth and, to a much lesser extent, purchases of loan participations during the last 12 months.

For the three months ended March 31, 2018, income before income taxes for the commercial lending segment increased $17.6 million to $67.0 million as compared to the same quarter of 2017 due to increases in net interest income and non-interest income, partially offset by increases in the internal transfer expense, non-interest expense and the provision for loan losses. Net interest income increased $37.6 million to $149.3 million for the first quarter of 2018 as compared to the same quarter in 2017 largely due to higher average balances, as well as an increase in yield on new loan originations. Non-interest income increased $4.0 million for the first quarter of 2018 as compared to the same quarter in 2017 mainly due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $3.3 million for the three months ended March 31, 2018 as compared to $661 thousand for the first quarter of 2017. Internal transfer expense and non-interest expense increased $8.9 million and $7.9 million, respectively, during the first quarter of 2018 as compared to the same quarter in 2017 due, in part, to the USAB acquisition. The provision for credit losses increased $7.2 million to $9.2 million during the three months ended March 31, 2018 as compared to $2.0 million for the first quarter of 2017 due to higher allocated reserves related to impaired loans and loan growth. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment remained unchanged at 3.64 percent for the first quarter of 2018 as compared to the same period of 2017 as a 20 basis point increase in yield on average loans was offset by a 20 basis point increase in the cost of our funding sources.

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

Average interest earning assets in this segment increased $811.5 million during the first quarter of 2018 as compared to the first quarter of 2017. The increase was largely due to investment securities acquired from USAB and a $118.0 million increase in average federal funds sold and other interest bearing deposits for the three months ended March 31, 2018 as compared to the same quarter of 2017.

For the quarter ended March 31, 2018, income before income taxes for the investment management segment decreased $643 thousand to $9.1 million as compared to the first quarter in 2017 mainly due to a $1.6 million increase in the internal transfer expense, partially offset by $1.7 million increase in net interest income. The increase in net interest income was mainly driven by the higher average investment balances during the first quarter of 2018 as compared to the first quarter of 2017, partially offset by lower yield on securities.

The net interest margin for this segment decreased 26 basis points to 1.99 percent for the first quarter of 2018 as compared to the same quarter of 2017 largely due to a 6 basis point decrease in the yield on average investments and a 20 basis point increase in costs associated with our funding sources. The decrease in the yield on average investments was partly due to the repayment of higher yielding securities over the last 12 months.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, and interest expense related to subordinated notes, as well as other infrequent charges related to bank acquisitions and litigation reserves.

The pre-tax net loss for the corporate segment increased $25.6 million to $35.9 million for the three months ended March 31, 2018 as compared to the first quarter in 2017. The increase in the net loss for this segment was mainly due to an increase in non-interest expense, partially offset by an increase in internal transfer income. The non-interest expense increased $39.9 million to $125.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was largely due to charges related to USAB merger expense and professional and legal fees for litigation reserves recognized during the first quarter of 2018. See further details in the "Non-Interest Expense" section above. Internal transfer income increased $11.9 million to $86.0 million for the three months ended March 31, 2018 as compared to the first quarter in 2017.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2018. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2018. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2018. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2018 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2018. The model also utilizes an immediate parallel shift in the market interest rates at March 31, 2018.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$26,830	3.13%
+100	14,935	1.74
–100	(40,192)	(4.68)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 months by 1.74 percent. The Bank’s sensitivity to changes in market rates changed in both size and direction as compared to December 31, 2017 (which projected a decrease of 0.35 percent in net interest income over a 12 month period). The change in interest rate sensitivity of our balance sheet, partially due to the USAB acquisition in the first quarter of 2018, remains within our current objectives for generating net interest income. In addition, we believe the balance sheet remains well-positioned to respond positively to a rising market interest rate environment. Our current asset sensitivity to a 100 basis point immediate increase in interest rates is impacted by, among other factors, asset cash flow and repricing characteristics, complemented by a funding structure that provides for very stable earnings and low volatility. Future changes including, but not limited to, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.

Our interest rate swaps and cap designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the three-month LIBOR rate or the prime rate (as reported by The Wall Street Journal). Our cash flow interest rate swaps had a total notional value of $482 million at March 31, 2018 and currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, and a much smaller amount of certain brokered certificates of deposit, to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the relatively low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the three months ended March 31, 2018. This negative trend will likely continue based upon the current market expectations regarding the Federal Reserve’s monetary policies which are designed to impact the level of market interest rates. See Note 13 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at March 31, 2018.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.4 billion, representing 9.2 percent of earning assets, at March 31, 2018 and $2.0 billion, representing 9.3 percent of earning assets, at December 31, 2017. Of the $2.4 billion of liquid assets at March 31, 2018, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $428 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2018) are projected to be approximately $6.2 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $19.4 billion and $15.4 billion for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively, representing 72.7 percent and 71.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $707 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2018, our borrowing capacity under the Federal Reserve's discount window was $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings increased $869.8 million to $1.6 billion at March 31, 2018 as compared to December 31, 2017 largely due to $650 million of borrowings assumed in the USAB acquisition, consisting of FHLB borrowings and securities sold under agreements to repurchase. The remaining increase was mostly due to new FHLB advances used for normal loan funding activity and liquidity purposes during the first quarter of 2018. The change in short-term borrowings is generally driven by the levels of loan originations (including residential mortgages originated for sale), repayments of long-term borrowings, and our use of time deposits, fully insured brokered deposits and other short-term funding in our current liquidity/funding strategies.
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
Investment Securities Portfolio

As of March 31, 2018, we had $2.0 billion and $1.8 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agencies, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities (including 9 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 1 pooled security) and high quality corporate bonds issued by banks at March 31, 2018. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than temporary impairment on our investment securities in future periods. See our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding our impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2018.

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,558,038	$11,134	$(38,128)	$1,531,044
AA Rated	295,004	4,910	(1,708)	298,206
A Rated	40,002	617	(313)	40,306
Non-investment grade	3,509	87	(16)	3,580
Not rated	152,030	152	(10,364)	141,818
Total investment securities held to maturity	$2,048,583	$16,900	$(50,529)	$2,014,954
Available for sale investment grades:*
AAA Rated	$1,658,739	$1,335	$(44,756)	$1,615,318
AA Rated	104,307	84	(1,463)	102,928
A Rated	36,916	54	(466)	36,504
BBB Rated	20,710	150	(223)	20,637
Non-investment grade	7,286	369	(1,641)	6,014
Not rated	62,377	548	(812)	62,113
Total investment securities available for sale	$1,890,335	$2,540	$(49,361)	$1,843,514

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $152.0 million in investments not rated by the rating agencies with aggregate unrealized losses of $10.4 million at March 31, 2018. The unrealized losses for this category included $6.8 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2018, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three months ended March 31, 2018 and 2017 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in thousands)
Loans
Commercial and industrial	$3,631,597	$2,741,425	$2,706,912	$2,631,312	$2,642,319
Commercial real estate:
Commercial real estate	11,706,228	9,496,777	9,351,068	9,230,514	9,016,418
Construction	1,372,508	851,105	903,640	881,073	835,854
Total commercial real estate	13,078,736	10,347,882	10,254,708	10,111,587	9,852,272
Residential mortgage	3,321,560	2,859,035	2,941,435	2,724,777	2,745,447
Consumer:
Home equity	549,329	446,280	448,842	450,510	458,891
Automobile	1,222,721	1,208,902	1,171,685	1,150,343	1,150,053
Other consumer	748,824	728,056	677,880	642,231	600,516
Total consumer loans	2,520,874	2,383,238	2,298,407	2,243,084	2,209,460
Total loans *	$22,552,767	$18,331,580	$18,201,462	$17,710,760	$17,449,498
As a percent of total loans:
Commercial and industrial	16.1%	15.0%	14.9%	14.8%	15.1%
Commercial real estate	58.0%	56.4%	56.3%	57.1%	56.5%
Residential mortgage	14.7%	15.6%	16.2%	15.4%	15.7%
Consumer loans	11.2%	13.0%	12.6%	12.7%	12.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned premiums and deferred loan costs of $22.0 million, $22.2 million, $18.5 million, $16.7 million, and $15.7 million at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

Loans increased $4.2 billion to approximately $22.6 billion at March 31, 2018 from December 31, 2017 largely due to $3.7 billion in acquired PCI loans from USAB on January 1, 2018. The remaining increase was mainly due to strong quarter over quarter organic growth in total commercial real estate loans, commercial and industrial loans and residential mortgage loans. During the first quarter of 2018, Valley also originated $228 million of residential mortgage loans for sale rather than held for investment. Residential mortgage loans held for sale totaled $8.4 million and $15.1 million at March 31, 2018 and December 31, 2017, respectively.

Total commercial and industrial loans increased $890.2 million from December 31, 2017 to approximately $3.6 billion at March 31, 2018 mostly due to $721.6 million in PCI loans acquired from USAB and strong organic growth largely within the newly expanded Florida markets.
Commercial real estate loans (excluding construction loans) increased $2.2 billion from December 31, 2017 to $11.7 billion at March 31, 2018 mostly due to $2.0 billion in PCI loans acquired from USAB. The non-PCI loans increased $242.9 million, or 11.3 percent on an annualized basis, due to solid organic loan volumes in our primary markets, including approximately $129 million of loans from the new Florida markets. Construction loans increased $521.4 million to $1.4 billion at March 31, 2018 from December 31, 2017 largely due to $384.5 million of PCI loans acquired from USAB. The remaining net increase was mainly driven by organic growth in the new Florida markets, as well as advances on existing construction projects.
Total residential mortgage loans increased $462.5 million to approximately $3.3 billion at March 31, 2018 from December 31, 2017 mostly due to $365.9 million in PCI loans acquired from USAB and new and refinanced loan originations held for investment. Our growing team of home mortgage consultants continued to produce strong origination volumes during the first quarter of 2018. New and refinanced residential mortgage loan originations totaled approximately $372 million for the first quarter of 2018 as compared to $291 million and $164 million for the fourth quarter of 2017 and first quarter of 2017, respectively.
Home equity loans totaling $549.3 million at March 31, 2018 increased by $103.0 million as compared to December 31, 2017 due to $109.8 million of PCI loans acquired from USAB. Exclusive of the acquired loans, new home equity loan volumes and customer usage of existing home equity lines of credit continues to be weak. We believe this trend may continue in 2018 due to many factors, including the recent Tax Act changes that limit the deductibility of mortgage interest expense for homeowners.
Automobile loans increased by $13.8 million, or 4.6 percent on an annualized basis, to $1.2 billion at March 31, 2018 as compared to December 31, 2017. However, the overall new auto loan origination volumes decreased approximately 12.9 percent during the first quarter of 2018 as compared to the fourth quarter of 2017 mainly due to the impact of inclement weather on auto sales in the Northeast region. Our Florida dealership network contributed over $35 million in auto loan originations, representing approximately 24 percent of Valley's total new auto loan production during the first quarter of 2018 and was relatively consistent with the linked fourth quarter of 2017.
Other consumer loans increased $20.8 million to $748.8 million at March 31, 2018 as compared to $728.1 million at December 31, 2017 partly due to $10.6 million of PCI loans acquired from USAB and continued growth and customer usage of collateralized personal lines of credit.
Most of our lending is in northern and central New Jersey, New York City, Long Island, Florida and, to a much lesser extent, Alabama, with the exception of smaller auto and residential mortgage loan portfolios derived from other neighboring states, which could present a geographic and credit risk if there was another significant broad based economic downturn within these regions. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Purchased Credit-Impaired Loans

PCI loans increased $3.5 billion to $4.9 billion at March 31, 2018 from $1.4 billion at December 31, 2017, mainly due to $3.7 billion in acquired PCI loans from USAB on January 1, 2018. Our PCI loans also include loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage and other consumer loans, totaled $33.2 million and $38.7 million at March 31, 2018 and December 31, 2017, respectively.

As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires the PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, aggregate fair value and expected cash flows. For PCI loan pools accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represent the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions, including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of the undiscounted cash flows expected at the acquisition date over the carrying amount (fair value) of the PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of PCI loans and could change the amount of interest income, and possibly principal, expected to be collected. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.
At acquisition, we use a third party service provider to assist with our assessment of the contractual and estimated cash flows. During subsequent annual evaluation periods, Valley uses a third party software application to assess the contractual and estimated cash flows. Using updated loan-level information derived from Valley’s main operating system, contractually required loan payments and expected cash flows for each pool level, the software reforecasts both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows was subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield were reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.
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

The following table summarizes the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,387,215	$282,009	$1,771,502	$294,514
Acquisition	3,744,682	474,208	—	—
Accretion	65,131	(65,131)	24,683	(24,683)
Payments received	(281,050)	—	(137,950)	—
Transfers to other real estate owned	(145)	—	(3,534)	—
Balance, end of the period	$4,915,833	$691,086	$1,654,701	$269,831

Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO) and other repossessed assets (which consist of automobiles) at March 31, 2018. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets totaling $75.0 million at March 31, 2018 increased 30.4 percent from December 31, 2017 and 45.5 percent from March 31, 2017, respectively (as shown in the table below). The increase from March 31, 2017 was mainly due to higher non-accrual loan balances within the commercial and industrial and residential loan categories, as well as higher OREO balances. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.33 percent and 0.31 percent at March 31, 2018 and December 31, 2017, respectively. Overall, we believe total non-performing assets has remained relatively low as a percentage of the total loan portfolio and non-performing assets over the last 12 month period and is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in thousands)
Accruing past due loans:*
30 to 59 days past due:
Commercial and industrial	$5,405	$3,650	$1,186	$2,391	$29,734
Commercial real estate	3,699	11,223	4,755	6,983	11,637
Construction	532	12,949	—	—	7,760
Residential mortgage	6,460	12,669	7,942	4,677	7,533
Total Consumer	5,244	8,409	5,205	4,393	3,740
Total 30 to 59 days past due	21,340	48,900	19,088	18,444	60,404
60 to 89 days past due:
Commercial and industrial	804	544	3,043	2,686	341
Commercial real estate	—	—	626	8,233	359
Construction	1,099	18,845	2,518	854	—
Residential mortgage	4,081	7,903	1,604	1,721	4,177
Total Consumer	1,489	1,199	1,019	1,007	787
Total 60 to 89 days past due	7,473	28,491	8,810	14,501	5,664
90 or more days past due:
Commercial and industrial	653	—	125	—	405
Commercial real estate	27	27	389	2,315	—
Construction	—	—	—	2,879	—
Residential mortgage	3,361	2,779	1,433	3,353	1,355
Total Consumer	372	284	301	275	314
Total 90 or more days past due	4,413	3,090	2,248	8,822	2,074
Total accruing past due loans	$33,226	$80,481	$30,146	$41,767	$68,142
Non-accrual loans:*
Commercial and industrial	$25,112	$20,890	$11,983	$11,072	$8,676
Commercial real estate	8,679	11,328	13,870	15,514	15,106
Construction	732	732	1,116	1,334	1,461
Residential mortgage	22,694	12,405	12,974	12,825	11,650
Total Consumer	3,104	1,870	1,844	1,409	1,395
Total non-accrual loans	60,321	47,225	41,787	42,154	38,288
Other real estate owned (OREO)	13,773	9,795	10,770	10,182	10,737
Other repossessed assets	858	441	480	342	475
Non-accrual debt securities	—	—	2,115	1,878	2,007
Total non-performing assets (NPAs)	$74,952	$57,461	$55,152	$54,556	$51,507
Performing troubled debt restructured loans	$116,414	$117,176	$113,677	$109,802	$80,360
Total non-accrual loans as a % of loans	0.27%	0.26%	0.23%	0.24%	0.22%
Total NPAs as a % of loans and NPAs	0.33	0.31	0.30	0.31	0.29
Total accruing past due and non-accrual loans as a % of loans	0.41	0.70	0.40	0.47	0.61
Allowance for loan losses as a % of non-accrual loans	220.26	255.92	284.70	276.24	301.51

* Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

Loans past due 30 to 59 days decreased $27.6 million to $21.3 million at March 31, 2018 as compared to December 31, 2017 largely due to decreases across most of the loan types mostly due to improved performance. Construction loans past due 30 to 59 days decreased by $12.4 million mainly due to 2 loan relationships included in this category at December 31, 2017 which were current to their contractual payments at March 31, 2018. The commercial real estate loans past due 30 to 59 days decreased $7.5 million at March 31, 2018 largely due to the first quarter refinance of 3 performing matured loans in the normal process of renewal included at December 31, 2017.

Loans past due 60 to 89 days decreased $21.0 million to $7.5 million at March 31, 2018 as compared to December 31, 2017 mostly due to a $17.7 million decrease in construction loan delinquencies within this past due category. This decrease was mainly due to a few loan relationships in the normal process of renewal or collection that were included in this loan category at December 31, 2017.

Loans past due 90 days or more and still accruing increased $1.3 million to $4.4 million at March 31, 2018 as compared to $3.1 million at December 31, 2017. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $13.1 million to $60.3 million at March 31, 2018 as compared to $47.2 million at December 31, 2017 mainly due to increases in residential and commercial and industrial loan delinquencies. Non-accrual residential mortgage loans increased by $10.3 million at March 31, 2018 from December 31, 2017 and represent 0.68 percent of total residential mortgage loans at March 31, 2018. While we can provide no assurances, we believe the overall performance of the residential mortgage loan portfolio is stable and the increase does not present an expected negative future trend in credit quality. Commercial and industrial non-accrual loans increased $4.2 million from December 31, 2017 mainly due to a $4.6 million classified loan that was placed on non-accrual at March 31, 2018. Non-accrual classified taxi cab medallions included within this delinquency category totaled $13.9 million and $14.2 million at March 31, 2018 and December 31, 2017, respectively. See further discussion of our taxi cab medallion loan portfolio below.

During the first quarter of 2018, we continued to closely monitor our NYC and Chicago taxi medallion loans within the commercial and industrial loan portfolio. While the vast majority of the taxi medallion loans are currently performing, negative trends in the market valuations of the underlying taxi medallion collateral could impact the future performance and internal classification of this portfolio. At March 31, 2018, the NYC and Chicago taxi medallion loans totaling $126.8 million and $9.3 million, respectively, were largely classified as substandard and special mention loans. The criticized loan classifications are primarily due to the elevated general risk associated with the current medallion market. At March 31, 2018, the medallion portfolio included impaired loans totaling $65.0 million with related reserves of $19.9 million within the allowance for loan losses as compared to impaired loans totaling $63.9 million with related reserves of $9.1 million at December 31, 2017. At March 31, 2018, the impaired medallion loans largely consisted of performing troubled debt restructured (TDR) loans classified as substandard loans, as well as $13.9 million of non-accrual taxi cab medallion loans classified as doubtful loans.
Valley's historical taxi medallion lending criteria had been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at March 31, 2018 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of approximately $10.5 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at March 31, 2018.
OREO properties increased $4.0 million to $13.8 million at March 31, 2018 from $9.8 million at December 31, 2017 primarily due to OREO properties acquired in the USAB acquisition during the first quarter of 2018. See Note 2 to the consolidated financial statements for further details. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.9 million at March 31, 2018.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $762 thousand to $116.4 million at March 31, 2018 as compared to $117.2 million at December 31, 2017. Performing TDRs consisted of 139 loans (primarily in the commercial and industrial loan and commercial real estate portfolios). On an aggregate basis, the $116.4 million in performing TDRs at March 31, 2018 had a modified weighted average interest rate of approximately 4.45 percent as compared to a pre-modification weighted average interest rate of 4.30 percent. The increase in the modified weighted average interest rate of the performing TDRs as compared to the pre-modification weighted average interest rate was largely due to loans restructured at higher current market interest rates, but with extended loan terms.
Allowance for Credit Losses
The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commercial letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable losses inherent in the loan portfolio and unfunded letter of credit commitments at the balance sheet dates, based on ongoing evaluations of the loan portfolio. Our methodology for evaluating the appropriateness of the allowance for loan losses includes:

•
segmentation of the loan portfolio based on the major loan categories, which consist of commercial and industrial, commercial real estate (including construction), residential mortgage, and other consumer loans (including automobile and home equity loans);

•	tracking the historical levels of classified loans and delinquencies;

•	assessing the nature and trend of loan charge-offs;

•	providing specific reserves on impaired loans; and

•	evaluating the PCI loan pools for additional credit impairment subsequent to the acquisition dates.
Additionally, the qualitative factors, such as the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. The allowance for credit loss methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
	($ in thousands)
Average loans outstanding	$22,302,991	$18,242,690	$17,313,100
Beginning balance - Allowance for credit losses	124,452	121,480	116,604
Loans charged-off:
Commercial and industrial	(131)	(532)	(1,714)
Commercial real estate	(310)	(6)	(414)
Construction	—	—	—
Residential mortgage	(68)	(42)	(130)
Total Consumer	(1,211)	(1,097)	(1,121)
Total charge-offs	(1,720)	(1,677)	(3,379)
Charged-off loans recovered:
Commercial and industrial	2,107	1,256	848
Commercial real estate	369	22	142
Construction	—	579	—
Residential mortgage	80	113	448
Total Consumer	468	479	563
Total recoveries	3,024	2,449	2,001
Net recoveries (charge-offs)	1,304	772	(1,378)
Provision charged for credit losses	10,948	2,200	2,470
Ending balance - Allowance for credit losses	$136,704	$124,452	$117,696
Components of allowance for credit losses:
Allowance for loan losses	$132,862	$120,856	$115,443
Allowance for unfunded letters of credit	3,842	3,596	2,253
Allowance for credit losses	$136,704	$124,452	$117,696
Components of provision for credit losses:
Provision for losses on loans	$10,702	$1,118	$2,402
Provision for unfunded letters of credit	246	1,082	68
Provision for credit losses	$10,948	$2,200	$2,470
Annualized ratio of net (recoveries) charge-offs to average loans outstanding	(0.02)%	(0.02)%	0.03%
Allowance for credit losses as a % of non-PCI loans	0.78	0.73	0.75
Allowance for credit losses as a % of total loans	0.61	0.68	0.67

During the first quarter of 2018 and fourth quarter of 2017, we recognized net recoveries of loan charge-offs totaling $1.3 million and $772 thousand, respectively, as compared to net loan charge-offs of $1.4 million in the first quarter of 2017. The net loan recoveries during the first quarter of 2018 were mainly due to a $1.6 million recovery of a previously charged-off commercial and industrial loan, as well as the continued low level of loan charge-offs.
During the first quarter of 2018, we recorded a $10.9 million provision for credit losses as compared to $2.2 million and $2.5 million for the fourth quarter of 2017 and the first quarter of 2017, respectively. The quarter over quarter increase in the provision was mainly due to higher specific reserves allocated to impaired taxi medallion loans at March 31, 2018, as well as non-PCI loan growth during the first quarter of 2018.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2018		December 31, 2017		March 31, 2017
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$70,388	1.94%	$60,828	2.22%	$53,541	2.03%
Commercial real estate loans:
Commercial real estate	36,109	0.31%	36,293	0.38%	38,146	0.42%
Construction	20,570	1.50%	18,661	2.19%	18,156	2.17%
Total commercial real estate loans	56,679	0.43%	54,954	0.53%	56,302	0.57%
Residential mortgage loans	4,100	0.12%	3,605	0.13%	3,592	0.13%
Consumer loans:
Home equity	547	0.10%	579	0.13%	433	0.09%
Auto and other consumer	4,990	0.25%	4,486	0.23%	3,828	0.22%
Total consumer loans	5,537	0.22%	5,065	0.21%	4,261	0.19%
Total allowance for credit losses	$136,704	0.61%	$124,452	0.68%	$117,696	0.67%

*	Includes the reserve for unfunded letters of credit.
The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.61 percent, 0.68 percent and 0.67 percent at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. At March 31, 2018, our allowance allocations for losses as a percentage of total loans decreased across most loan categories as compared to December 31, 2017 mainly due to higher loan balances resulting from the USAB acquisition on January 1, 2018 and the prolonged low level of net loan charge-offs in the portfolio.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $4.9 billion) was 0.78 percent, 0.73 percent and 0.75 percent at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at March 31, 2018, December 31, 2017 and March 31, 2017.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2018 and December 31, 2017, shareholders’ equity totaled approximately $3.2 billion and $2.5 billion, respectively, and represented 11.0 percent and 10.6 percent of total assets, respectively. During the three months ended March 31, 2018, total shareholders’ equity increased by $711.8 million primarily due to (i) the additional capital of $737.2 million issued in the USAB acquisition, (ii) net income of $42.0 million, (iii) a $4.4 million increase attributable to the effect of our stock incentive plan and (iv) net proceeds of $1.0 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 87 thousand shares. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $39.8 million, (ii) $18.1 million of other comprehensive losses, and (iii) a $14.9 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2018. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three months ended March 31, 2018.

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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of January 1, 2018, Valley and Valley National Bank are required to maintain a capital conservation buffer of 1.875 percent. As of March 31, 2018, and December 31, 2017, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer required to be phased in at these dates under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2018 and December 31, 2017:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2018
Total Risk-based Capital
Valley	$2,652,962	11.89%	$2,204,143	9.875%	N/A	N/A
Valley National Bank	2,570,201	11.54	2,200,234	9.875	$2,228,085	10.00%
Common Equity Tier 1 Capital
Valley	1,957,453	8.77	1,422,928	6.375	N/A	N/A
Valley National Bank	2,333,497	10.47	1,420,404	6.375	1,448,255	6.50
Tier 1 Risk-based Capital
Valley	2,172,258	9.73	1,757,734	7.875	N/A	N/A
Valley National Bank	2,333,497	10.47	1,754,617	7.875	1,782,468	8.00
Tier 1 Leverage Capital
Valley	2,172,258	7.71	1,126,989	4.00	N/A	N/A
Valley National Bank	2,333,497	8.29	1,125,457	4.00	1,406,821	5.00

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2017
Total Risk-based Capital
Valley	$2,258,044	12.61%	$1,656,575	9.25%	N/A	N/A
Valley National Bank	2,185,967	12.23	1,653,088	9.25	$1,787,122	10.00%
Common Equity Tier 1 Capital
Valley	1,651,849	9.22	1,029,763	5.75	N/A	N/A
Valley National Bank	1,961,316	10.97	1,027,595	5.75	1,161,629	6.50
Tier 1 Risk-based Capital
Valley	1,864,279	10.41	1,298,397	7.25	N/A	N/A
Valley National Bank	1,961,316	10.97	1,295,663	7.25	1,429,698	8.00
Tier 1 Leverage Capital
Valley	1,864,279	8.03	928,484	4.00	N/A	N/A
Valley National Bank	1,961,316	8.47	926,459	4.00	1,158,074	5.00

The Dodd-Frank Act requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. In 2014, the FRB, OCC, and FDIC issued final supervisory guidance for these stress tests. The guidance provides supervisory expectations for stress test practices, examples of practices that would be consistent with those expectations, and details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice.

We submitted our latest stress testing results (utilizing data as of December 31, 2016) to the FRB on July 27, 2017. The full disclosure of the stress testing results, including the results for Valley National Bank, a summary of the supervisory severely adverse scenario and additional information regarding the methodologies used to conduct the stress test may be found under "Regulatory Disclosures" within the Shareholder Information section of our website www.valleynationalbank.com. Under current law, Valley will be required to submit its stress testing results (utilizing data as of December 31, 2017) to the FRB by July 31, 2018 and disclose the results to the public in October 2018.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2018	December 31, 2017
	($ in thousands, except for share data)
Common shares outstanding	331,189,859	264,468,851
Shareholders’ equity	$3,245,003	$2,533,165
Less: Preferred stock	(209,691)	(209,691)
Less: Goodwill and other intangible assets	(1,165,379)	(733,144)
Tangible common shareholders’ equity	$1,869,933	$1,590,330
Tangible book value per common share	$5.65	$6.01
Book value per common share	$9.16	$8.79
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 5.7 percent for the three months ended March 31, 2018 as compared to 24.1 percent for the year ended December 31, 2017. Our retention ratio decreased from the year ended December 31, 2017 mostly due to infrequent charges, including legal expenses related to litigation reserves, USAB merger expense and a $2 million charge to income tax expense related to the effect of the USAB acquisition on our state deferred tax assets. Our retention ratio is expected to improve during the remainder of 2018 due to, among other factors, higher earnings and the expected lower effective tax rate, solid loan growth, synergies from the USAB acquisition, including the full systems integration expected to be completed in the second quarter of 2018, and further implementation of our LIFT initiatives.
Cash dividends declared amounted to $0.11 per common share for both the three months ended March 31, 2018 and 2017, respectively. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017 in the MD&A section - “Off-Balance Sheet Arrangements” and Notes 13 and 14 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 60 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

(a) Disclosure controls and procedures. Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with the assistance of other members of Valley’s management, have evaluated the effectiveness of Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on such evaluation, Valley’s CEO and CFO have concluded that, as a result of the material weakness in Valley’s internal control over financial reporting previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), Valley’s disclosure controls and procedures were not effective as of March 31, 2018.
As previously disclosed in Valley’s 2017 10-K, as of December 31, 2017, management identified the following material weakness in internal controls:
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
During the first quarter of 2018, Valley initiated remediation efforts. Management has reviewed the design and operation of the controls and made enhancements to the proper identification and escalation of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints that require the attention of senior management and those charged with governance, and continues to refine such enhancements. Management is still evaluating these new controls and procedures. Once placed in operation for a sufficient period of time, Valley will subject them to appropriate tests in order to determine whether they are operating effectively.
(b) Changes in internal controls over financial reporting. As discussed above, management has continued to remediate the underlying causes of the material weakness disclosed in the 2017 10-K. Other than the plan for remediation described above, there has been no change in Valley’s internal control over financial reporting in the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. See Note 16 to the consolidated financial statements for further details.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2018 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2018 to January 31, 2018	80,641	$12.49	—
February 1, 2018 to February 28, 2018	164,056	12.71	—
March 1, 2018 to March 31, 2018	19,179	12.65	—
Total	263,876	$12.63	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2018.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report filed on November 7, 2017.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 7, 2016.
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Ira Robbins, President and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, President and Chief Executive Officer of the Company, and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File *

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 9, 2018	Ira Robbins
President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
May 9, 2018	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer