Form 10-Q
period 2018-06-30
VALLEY NATIONAL BANCORP
filed 2018-08-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 331,469,947 shares were outstanding as of August 8, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$307,428	$243,310
Interest bearing deposits with banks	164,838	172,800
Investment securities:
Held to maturity (fair value of $1,988,782 at June 30, 2018 and $1,837,620 at December 31, 2017)	2,030,194	1,842,691
Available for sale	1,833,467	1,493,905
Total investment securities	3,863,661	3,336,596
Loans held for sale, at fair value	32,670	15,119
Loans	23,234,716	18,331,580
Less: Allowance for loan losses	(138,762)	(120,856)
Net loans	23,095,954	18,210,724
Premises and equipment, net	348,396	287,705
Bank owned life insurance	437,037	386,079
Accrued interest receivable	88,155	73,990
Goodwill	1,078,892	690,637
Other intangible assets, net	83,966	42,507
Other assets	681,982	542,839
Total Assets	$30,182,979	$24,002,306
Liabilities
Deposits:
Non-interest bearing	$6,217,420	$5,224,928
Interest bearing:
Savings, NOW and money market	10,769,940	9,365,013
Time	4,653,412	3,563,521
Total deposits	21,640,772	18,153,462
Short-term borrowings	2,877,912	748,628
Long-term borrowings	2,103,993	2,315,819
Junior subordinated debentures issued to capital trusts	55,196	41,774
Accrued expenses and other liabilities	227,794	209,458
Total Liabilities	26,905,667	21,469,141
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000:
Series A (4,600,000 shares issued at June 30, 2018 and December 31, 2017)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2018 and December 31, 2017)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 331,538,971 shares at June 30, 2018 and 264,498,643 shares at December 31, 2017)	116,027	92,727
Surplus	2,789,190	2,060,356
Retained earnings	232,593	216,733
Accumulated other comprehensive loss	(69,124)	(46,005)
Treasury stock, at cost (84,946 common shares at June 30, 2018 and 29,792 common shares at December 31, 2017)	(1,065)	(337)
Total Shareholders’ Equity	3,277,312	2,533,165
Total Liabilities and Shareholders’ Equity	$30,182,979	$24,002,306
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$247,690	$181,720	$485,276	$356,073
Interest and dividends on investment securities:
Taxable	22,222	18,928	43,545	36,517
Tax-exempt	5,639	3,943	11,360	7,974
Dividends	3,728	2,137	5,667	4,288
Interest on federal funds sold and other short-term investments	839	279	1,765	610
Total interest income	280,118	207,007	547,613	405,462
Interest Expense
Interest on deposits:
Savings, NOW and money market	24,756	12,714	47,073	22,897
Time	16,635	10,166	31,251	19,719
Interest on short-term borrowings	10,913	5,516	16,645	9,417
Interest on long-term borrowings and junior subordinated debentures	17,062	13,791	34,294	26,741
Total interest expense	69,366	42,187	129,263	78,774
Net Interest Income	210,752	164,820	418,350	326,688
Provision for credit losses	7,142	3,632	18,090	6,102
Net Interest Income After Provision for Credit Losses	203,610	161,188	400,260	320,586
Non-Interest Income
Trust and investment services	3,262	2,800	6,492	5,544
Insurance commissions	4,026	4,358	7,847	9,419
Service charges on deposit accounts	6,679	5,342	13,932	10,578
(Losses) gains on securities transactions, net	(36)	22	(801)	(1)
Fees from loan servicing	2,045	1,831	4,268	3,646
Gains on sales of loans, net	7,642	4,791	14,395	8,919
Bank owned life insurance	2,652	1,701	4,415	4,164
Other	11,799	7,985	19,772	12,281
Total non-interest income	38,069	28,830	70,320	54,550
Non-Interest Expense
Salary and employee benefits expense	78,944	63,564	172,236	129,491
Net occupancy and equipment expense	26,901	22,609	54,825	45,644
FDIC insurance assessment	8,044	4,928	13,542	10,055
Amortization of other intangible assets	4,617	2,562	8,910	5,098
Professional and legal fees	5,337	4,302	22,384	8,997
Amortization of tax credit investments	4,470	7,732	9,744	13,056
Telecommunication expense	3,015	2,707	6,609	5,366
Other	18,588	10,835	35,418	22,484
Total non-interest expense	149,916	119,239	323,668	240,191
Income Before Income Taxes	91,763	70,779	146,912	134,945
Income tax expense	18,961	20,714	32,145	38,785
Net Income	$72,802	$50,065	$114,767	$96,160
Dividends on preferred stock	3,172	1,797	6,344	3,594
Net Income Available to Common Shareholders	$69,630	$48,268	$108,423	$92,566
Earnings Per Common Share:
Basic	$0.21	$0.18	$0.33	$0.35
Diluted	0.21	0.18	0.33	0.35
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	331,318,381	263,958,292	331,024,531	263,878,103
Diluted	332,895,483	264,778,242	332,599,991	264,662,863
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$72,802	$50,065	$114,767	$96,160
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(6,461)	1,896	(27,390)	3,203
Less reclassification adjustment for net losses (gains) included in net income	30	(13)	578	—
Total	(6,431)	1,883	(26,812)	3,203
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	212	21	(56)	134
Less reclassification adjustment for accretion of credit impairment losses included in net income	12	(39)	(4)	(126)
Total	224	(18)	(60)	8
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	455	(873)	2,415	(746)
Less reclassification adjustment for net losses included in net income	619	1,356	1,655	2,831
Total	1,074	483	4,070	2,085
Defined benefit pension plan
Amortization of net loss	112	59	224	118
Total other comprehensive (loss) income	(5,021)	2,407	(22,578)	5,414
Total comprehensive income	$67,781	$52,472	$92,189	$101,574
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$114,767	$96,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,783	12,549
Stock-based compensation	12,153	6,872
Provision for credit losses	18,090	6,102
Net amortization of premiums and accretion of discounts on securities and borrowings	17,212	11,366
Amortization of other intangible assets	8,910	5,098
Losses on securities transactions, net	801	1
Proceeds from sales of loans held for sale	437,876	303,268
Gains on sales of loans, net	(14,395)	(8,919)
Originations of loans held for sale	(446,849)	(154,475)
Losses on sales of assets, net	222	453
Net change in:
Cash surrender value of bank owned life insurance	(4,415)	(4,164)
Accrued interest receivable	(2,042)	(2,916)
Other assets	(55,464)	(1,521)
Accrued expenses and other liabilities	(16,281)	(20,709)
Net cash provided by operating activities	84,368	249,165
Cash flows from investing activities:
Net loan originations and purchases	(1,158,514)	(707,654)
Investment securities held to maturity:
Purchases	(100,160)	(60,230)
Maturities, calls and principal repayments	120,876	157,351
Investment securities available for sale:
Purchases	(239,226)	(252,770)
Sales	38,625	—
Maturities, calls and principal repayments	124,635	87,188
Death benefit proceeds from bank owned life insurance	2,652	1,998
Proceeds from sales of real estate property and equipment	9,773	6,822
Purchases of real estate property and equipment	(12,811)	(12,976)
Cash and cash equivalents acquired in acquisition	156,612	—
Net cash used in investing activities	(1,057,538)	(780,271)
Cash flows from financing activities:
Net change in deposits	(77,533)	(480,690)
Net change in short-term borrowings	1,479,305	653,484
Proceeds from issuance of long-term borrowings, net	—	560,000
Repayments of long-term borrowings	(300,027)	(175,000)
Cash dividends paid to preferred shareholders	(6,344)	(3,594)
Cash dividends paid to common shareholders	(65,989)	(58,000)
Purchase of common shares to treasury	(2,598)	(2,183)
Common stock issued, net	2,512	2,377
Net cash provided by financing activities	1,029,326	496,394
Net change in cash and cash equivalents	56,156	(34,712)
Cash and cash equivalents at beginning of year	416,110	392,501
Cash and cash equivalents at end of period	$472,266	$357,789

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$124,816	$100,380
Federal and state income taxes	29,280	7,683
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$672	$5,865
Transfer of loans to loans held for sale	263,324	225,541
Acquisition:
Non-cash assets acquired:
Investment securities held to maturity	$214,217	$—
Investment securities available for sale	308,385	—
Loans	3,744,682	—
Premises and equipment	62,066	—
Bank owned life insurance	49,052	—
Accrued interest receivable	12,123	—
Goodwill	388,255	—
Other intangible assets	45,906	—
Other assets	98,134	—
Total non-cash assets acquired	$4,922,820	$—
Liabilities assumed:
Deposits	$3,564,843	$—
Short-term borrowings	649,979	—
Long-term borrowings	87,283	—
Junior subordinated debentures issued to capital trusts	13,249	—
Accrued expenses and other liabilities	26,848	—
Total liabilities assumed	4,342,202	—
Net non-cash assets acquired	$580,618	$—
Net cash and cash equivalents acquired in acquisition	$156,612	$—
Common stock issued in acquisition	$737,230	$—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2018 and for all periods presented have been made. The results of operations for the three and six months ended on June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.
In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; estimated cash flows from purchased credit impaired loans, the evaluation of goodwill and other intangible assets, and investment securities for impairment; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.
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
Merger expenses totaled $3.2 million and $16.8 million for the three and six months ended June 30, 2018, respectively, which primarily related to salary and employee benefits and other expense included in non-interest expense on the consolidated statements of income.
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

Junior subordinated debentures issued to capital trusts. There is no active market for the trust preferred securities issued by Aliant Statutory Trust II; therefore, the fair value of junior subordinated debentures was estimated utilizing the income approach. Valuation methods under the income approach include those methods that provide for the direct capitalization of earnings estimates, as well as valuation methods calling for the forecasting of future benefits (earnings or cash flows) and then discounting those benefits to the present at an appropriate discount rate. Under the income approach, the expected cash flows over the remaining estimated life were discounted to the present at an appropriate discount rate.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except for share data)
Net income available to common shareholders	$69,630	$48,268	$108,423	$92,566
Basic weighted average number of common shares outstanding	331,318,381	263,958,292	331,024,531	263,878,103
Plus: Common stock equivalents	1,577,102	819,950	1,575,460	784,760
Diluted weighted average number of common shares outstanding	332,895,483	264,778,242	332,599,991	264,662,863
Earnings per common share:
Basic	$0.21	$0.18	$0.33	$0.35
Diluted	0.21	0.18	0.33	0.35

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive warrants and, to a lesser extent, common stock options equaled approximately 2.9 million and 3.3 million shares for the three and six months ended June 30, 2018 and 2017, respectively.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2018.

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2018	$(32,865)	$(664)	$(5,403)	$(25,171)	$(64,103)
Other comprehensive (loss) income before reclassifications	(6,461)	212	455	—	(5,794)
Amounts reclassified from other comprehensive (loss) income	30	12	619	112	773
Other comprehensive (loss) income, net	(6,431)	224	1,074	112	(5,021)
Balance at June 30, 2018	$(39,296)	$(440)	$(4,329)	$(25,059)	$(69,124)

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2017	$(12,004)	$(380)	$(8,338)	$(25,283)	$(46,005)
Reclassification due to the adoption of ASU No. 2016-01	(480)	—	—	—	(480)
Reclassification due to the adoption of ASU No. 2017-12	—	—	(61)	—	(61)
Balance at January 1, 2018	(12,484)	(380)	(8,399)	(25,283)	(46,546)
Other comprehensive (loss) income before reclassification	(27,390)	(56)	2,415	—	(25,031)
Amounts reclassified from other comprehensive (loss) income	578	(4)	1,655	224	2,453
Other comprehensive (loss) income, net	(26,812)	(60)	4,070	224	(22,578)
Balance at June 30, 2018	$(39,296)	$(440)	$(4,329)	$(25,059)	$(69,124)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2018 and 2017.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2018	2017	2018	2017	Income Statement Line Item
	(in thousands)
Unrealized (losses) gains on AFS securities before tax	$(36)	$22	$(801)	$(1)	(Losses) gains on securities transactions, net
Tax effect	6	(9)	223	1
Total net of tax	(30)	13	(578)	—
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	(16)	67	6	215	Interest and dividends on investment securities (taxable)
Tax effect	4	(28)	(2)	(89)
Total net of tax	(12)	39	4	126
Unrealized losses on derivatives (cash flow hedges) before tax	(866)	(2,314)	(2,317)	(4,832)	Interest expense
Tax effect	247	958	662	2,001
Total net of tax	(619)	(1,356)	(1,655)	(2,831)
Defined benefit pension plan:
Amortization of net loss	(157)	(101)	(314)	(202)	*
Tax effect	45	42	90	84
Total net of tax	(112)	(59)	(224)	(118)
Total reclassifications, net of tax	$(773)	$(1,363)	$(2,453)	$(2,823)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
Note 5. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in 2018
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
ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” requires that: (i) equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income, (ii) equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment with changes in value under either of these methods recognized in net income, (iii) entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value caused by a change in instrument-specific credit risk in other comprehensive income, (iv) entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities, and (v) entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU No. 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet (see Note 6). ASU No. 2016-01 was effective for Valley for reporting periods beginning January 1, 2018 and did not have a material effect on Valley’s consolidated financial statements.
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

New Accounting Guidance Not Yet Adopted
ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" shortens the amortization period for certain callable debt securities held at a premium. ASU No. 2017-08 requires the premium to be amortized to the earliest call date. The accounting for securities held at a discount does not change and the discount continues to be amortized as an adjustment to yield over the contractual life (to maturity) of the instrument. ASU No. 2017-08 is effective for Valley for the annual and interim reporting periods beginning January 1, 2019 with early adoption permitted, and is to be applied using the modified retrospective method. Additionally, in the period of adoption, entities should provide disclosures about a change in accounting principle. ASU No. 2017-08 is not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test guidance) to measure a goodwill impairment charge. Instead, an entity will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). In addition, ASU No. 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for Valley for its annual or any interim goodwill impairment tests in fiscal years beginning January 1, 2020 and is not expected to have a significant impact on the presentation of Valley's consolidated financial statements. Early adoption is permitted for annual and interim goodwill impairment testing dates.
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on all expected losses over the lives of the assets rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley’s implementation effort is managed through several cross-functional working groups.  These groups continue to evaluate the requirements of the new standard, assess its impact on current operational processes, and develop loss models that accurately project lifetime expected loss estimates. Valley expects that the adoption of ASU No. 2016-13 will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the nonaccretable difference (as defined in Note 8) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.
ASU No. 2016-02, “Leases (Topic 842)” and subsequent related updates require the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for Valley for reporting periods beginning January 1, 2019, with early adoption permitted. Valley expects to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019 under the new optional transition method provided by ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements". The comparative prior periods reported in the financial statements in the period of adoption will continue to be presented in accordance with current GAAP in Topic 840. In addition, the amendments in ASU No. 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component. Those components can be accounted for as a single component if the non-lease components would otherwise be accounted for under the new revenue guidance (Topic 606) when certain criteria are met. Overall, management continues to evaluate the impact of Topic 842 on Valley’s consolidated financial statements and presently evaluating all of its known leases for compliance with the new lease accounting guidance. Management has completed an initial review of Valley's contractual arrangements for embedded leases, and is currently validating the results of this review and accumulating the lease data necessary to apply the new guidance. Valley expects a gross-up of its consolidated statements of financial condition as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. Valley does not expect material changes to the recognition of operating lease expense in its consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2018 and December 31, 2017. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2018	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$48,667	$48,667	$—	$—
U.S. government agency securities	38,006	—	38,006	—
Obligations of states and political subdivisions	211,529	—	211,529	—
Residential mortgage-backed securities	1,477,846	—	1,471,403	6,443
Trust preferred securities	2,279	—	2,279	—
Corporate and other debt securities	55,140	7,629	47,511	—
Total available for sale	1,833,467	56,296	1,770,728	6,443
Loans held for sale (1)	32,670	—	32,670	—
Other assets (2)	30,132	—	30,132	—
Total assets	$1,896,269	$56,296	$1,833,530	$6,443
Liabilities
Other liabilities (2)	$37,902	$—	$37,902	$—
Total liabilities	$37,902	$—	$37,902	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$36,957	$—	$—	$36,957
Loan servicing rights	2,212	—	—	2,212
Foreclosed assets	1,239	—	—	1,239
Total	$40,408	$—	$—	$40,408

		Fair Value Measurements at Reporting Date Using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $32.1 million and $14.8 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Derivative financial instruments are included in this category.

(3)	Excludes PCI loans.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2018 and 2017 are summarized below:

	Available for Sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of the period	$6,498	$11,367	$7,360	$11,888
Total net gains (losses) included in other comprehensive income	313	(31)	(85)	13
Settlements, net	(368)	(606)	(832)	(1,171)
Balance, end of the period	$6,443	$10,730	$6,443	$10,730

No changes in unrealized gains or losses on Level 3 securities were included in earnings during the three and six months ended June 30, 2018 and 2017. There were no transfers of assets into or out of Level 3, or between Level 1 and Level 2, during the three and six months ended June 30, 2018 and 2017.

There have been no material changes in the valuation methodologies used at June 30, 2018 from December 31, 2017.

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

The following table presents quantitative information about Level 3 inputs used to measure the fair value of these securities at June 30, 2018:

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average

Private label mortgage-backed securities	Discounted cash flow	Prepayment rate	1.8 - 28.8%	13.0%
		Default rate	3.1 - 47.4	8.9
		Loss severity	45.4 - 62.0	57.1

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2018 and December 31, 2017 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2018 and December 31, 2017), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2018 and December 31, 2017.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At June 30, 2018, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended June 30, 2018, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses were immaterial for the three and six months ended June 30, 2018 as compared to $1.9 million and $2.1 million for the three and six months ended June 30, 2017, respectively. At June 30, 2018, collateral dependent impaired loans with a total recorded investment of $60.3 million were reduced by specific valuation allowance allocations totaling $23.3 million to a reported total net carrying amount of $37.0 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2018, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of net impairment charges on its loan servicing rights totaling $90 thousand and $317 thousand for the three and six months ended June 30, 2018, respectively, and $50 thousand and $51 thousand for the three and six months ended June 30, 2017, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at June 30, 2018. At June 30, 2018, foreclosed assets included $1.2 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended June 30, 2018. The foreclosed assets charge-offs to the allowance for the loan losses totaled $649 thousand and $282 thousand for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $994 thousand for the six months ended June 30, 2018 and 2017, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses within non-interest expense of $145 thousand and $290 thousand for the six months ended June 30, 2018 and 2017, respectively.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2018 and December 31, 2017 were as follows:

	Fair Value Hierarchy	June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$307,428	$307,428	$243,310	$243,310
Interest bearing deposits with banks	Level 1	164,838	164,838	172,800	172,800
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,598	141,605	138,676	145,257
U.S. government agency securities	Level 2	9,447	9,280	9,859	9,981
Obligations of states and political subdivisions	Level 2	615,651	616,786	465,878	477,479
Residential mortgage-backed securities	Level 2	1,185,165	1,146,450	1,131,945	1,118,044
Trust preferred securities	Level 2	49,833	43,334	49,824	40,088
Corporate and other debt securities	Level 2	31,500	31,327	46,509	46,771
Total investment securities held to maturity		2,030,194	1,988,782	1,842,691	1,837,620
Net loans	Level 3	23,095,954	22,752,737	18,210,724	17,562,153
Accrued interest receivable	Level 1	88,155	88,155	73,990	73,990
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	291,705	291,705	178,668	178,668
Financial liabilities
Deposits without stated maturities	Level 1	16,987,360	16,987,360	14,589,941	14,589,941
Deposits with stated maturities	Level 2	4,653,412	4,604,918	3,563,521	3,465,373
Short-term borrowings	Level 1	2,877,912	2,580,009	748,628	679,316
Long-term borrowings	Level 2	2,103,993	1,812,019	2,315,819	2,453,797
Junior subordinated debentures issued to capital trusts	Level 2	55,196	48,918	41,774	37,289
Accrued interest payable (2)	Level 1	18,608	18,608	14,161	14,161

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2018
U.S. Treasury securities	$138,598	$3,007	$—	$141,605
U.S. government agency securities	9,447	21	(188)	9,280
Obligations of states and political subdivisions:
Obligations of states and state agencies	355,219	4,940	(5,862)	354,297
Municipal bonds	260,432	3,634	(1,577)	262,489
Total obligations of states and political subdivisions	615,651	8,574	(7,439)	616,786
Residential mortgage-backed securities	1,185,165	2,493	(41,208)	1,146,450
Trust preferred securities	49,833	78	(6,577)	43,334
Corporate and other debt securities	31,500	119	(292)	31,327
Total investment securities held to maturity	$2,030,194	$14,292	$(55,704)	$1,988,782
December 31, 2017
U.S. Treasury securities	$138,676	$6,581	$—	$145,257
U.S. government agency securities	9,859	122	—	9,981
Obligations of states and political subdivisions:
Obligations of states and state agencies	244,272	7,083	(1,653)	249,702
Municipal bonds	221,606	6,199	(28)	227,777
Total obligations of states and political subdivisions	465,878	13,282	(1,681)	477,479
Residential mortgage-backed securities	1,131,945	4,842	(18,743)	1,118,044
Trust preferred securities	49,824	60	(9,796)	40,088
Corporate and other debt securities	46,509	532	(270)	46,771
Total investment securities held to maturity	$1,842,691	$25,419	$(30,490)	$1,837,620

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2018 and December 31, 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2018
U.S. government agency securities	$6,527	$(188)	$—	$—	$6,527	$(188)
Obligations of states and political subdivisions:
Obligations of states and state agencies	125,371	(2,503)	46,899	(3,359)	172,270	(5,862)
Municipal bonds	87,785	(1,546)	533	(31)	88,318	(1,577)
Total obligations of states and political subdivisions	213,156	(4,049)	47,432	(3,390)	260,588	(7,439)
Residential mortgage-backed securities	425,381	(12,139)	555,355	(29,069)	980,736	(41,208)
Trust preferred securities	—	—	29,903	(6,577)	29,903	(6,577)
Corporate and other debt securities	10,478	(22)	4,731	(270)	15,209	(292)
Total	$655,542	$(16,398)	$637,421	$(39,306)	$1,292,963	$(55,704)
December 31, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,342	$(50)	$53,034	$(1,603)	$59,376	$(1,653)
Municipal bonds	4,644	(25)	561	(3)	5,205	(28)
Total obligations of states and political subdivisions	10,986	(75)	53,595	(1,606)	64,581	(1,681)
Residential mortgage-backed securities	344,216	(2,357)	570,969	(16,386)	915,185	(18,743)
Trust preferred securities	—	—	38,674	(9,796)	38,674	(9,796)
Corporate and other debt securities	9,980	(270)	—	—	9,980	(270)
Total	$365,182	$(2,702)	$663,238	$(27,788)	$1,028,420	$(30,490)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 362 at June 30, 2018 and 152 at December 31, 2017.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at June 30, 2018 mostly related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at June 30, 2018 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2018.
As of June 30, 2018, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.
The contractual maturities of investments in debt securities held to maturity at June 30, 2018 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$13,524	$13,580
Due after one year through five years	223,219	226,330
Due after five years through ten years	321,954	329,369
Due after ten years	286,332	273,053
Residential mortgage-backed securities	1,185,165	1,146,450
Total investment securities held to maturity	$2,030,194	$1,988,782
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 8.4 years at June 30, 2018.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2018
U.S. Treasury securities	$50,986	$—	$(2,319)	$48,667
U.S. government agency securities	39,212	34	(1,240)	38,006
Obligations of states and political subdivisions:
Obligations of states and state agencies	110,580	52	(2,636)	107,996
Municipal bonds	104,922	281	(1,670)	103,533
Total obligations of states and political subdivisions	215,502	333	(4,306)	211,529
Residential mortgage-backed securities	1,525,041	1,330	(48,525)	1,477,846
Trust preferred securities	2,583	—	(304)	2,279
Corporate and other debt securities	55,629	219	(708)	55,140
Total investment securities available for sale	$1,888,953	$1,916	$(57,402)	$1,833,467
December 31, 2017
U.S. Treasury securities	$50,997	$—	$(1,355)	$49,642
U.S. government agency securities	42,384	158	(37)	42,505
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,435	158	(374)	38,219
Municipal bonds	74,752	477	(564)	74,665
Total obligations of states and political subdivisions	113,187	635	(938)	112,884
Residential mortgage-backed securities	1,239,534	2,423	(18,662)	1,223,295
Trust preferred securities	3,726	—	(512)	3,214
Corporate and other debt securities	50,701	623	(160)	51,164
Equity securities	10,505	1,190	(494)	11,201
Total investment securities available for sale	$1,511,034	$5,029	$(22,158)	$1,493,905

The age of unrealized losses and fair value of related securities available for sale at June 30, 2018 and December 31, 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2018
U.S. Treasury securities	$901	$(13)	$47,766	$(2,306)	$48,667	$(2,319)
U.S. government agency securities	30,485	(1,240)	—	—	30,485	(1,240)
Obligations of states and political subdivisions:
Obligations of states and state agencies	96,617	(2,301)	8,041	(335)	104,658	(2,636)
Municipal bonds	69,301	(1,251)	12,010	(419)	81,311	(1,670)
Total obligations of states and political subdivisions	165,918	(3,552)	20,051	(754)	185,969	(4,306)
Residential mortgage-backed securities	875,444	(21,543)	553,585	(26,982)	1,429,029	(48,525)
Trust preferred securities	—	—	2,279	(304)	2,279	(304)
Corporate and other debt securities	22,622	(460)	14,756	(248)	37,378	(708)
Total	$1,095,370	$(26,808)	$638,437	$(30,594)	$1,733,807	$(57,402)
December 31, 2017
U.S. Treasury securities	$916	$(2)	$48,726	$(1,353)	$49,642	$(1,355)
U.S. government agency securities	31,177	(37)	—	—	31,177	(37)
Obligations of states and political subdivisions:
Obligations of states and state agencies	13,337	(131)	7,792	(243)	21,129	(374)
Municipal bonds	31,669	(256)	12,133	(308)	43,802	(564)
Total obligations of states and political subdivisions	45,006	(387)	19,925	(551)	64,931	(938)
Residential mortgage-backed securities	406,940	(2,461)	599,167	(16,201)	1,006,107	(18,662)
Trust preferred securities	—	—	3,214	(512)	3,214	(512)
Corporate and other debt securities	5,855	(45)	15,115	(115)	20,970	(160)
Equity securities	—	—	5,150	(494)	5,150	(494)
Total	$489,894	$(2,932)	$691,297	$(19,226)	$1,181,191	$(22,158)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2018 was 567 as compared to 327 at December 31, 2017.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2018 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.
As of June 30, 2018, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.
The contractual maturities of debt securities available for sale at June 30, 2018 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$18,801	$18,876
Due after one year through five years	127,790	124,100
Due after five years through ten years	80,582	79,923
Due after ten years	136,739	132,723
Residential mortgage-backed securities	1,525,041	1,477,845
Total investment securities available for sale	$1,888,953	$1,833,467
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 8.4 years at June 30, 2018.
Other-Than-Temporary Impairment Analysis
Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley's investment portfolios include private label mortgage-backed securities, trust preferred securities (including one pooled security at June 30, 2018) and corporate bonds (some issued by banks). These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2018 and 2017. Management does not believe that any individual unrealized loss as of June 30, 2018 included in the investment portfolio tables above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

At June 30, 2018, four previously impaired private label mortgage-backed securities had a combined amortized cost and fair value of $7.0 million and $6.4 million, respectively.

Realized Gains and Losses

Net losses on securities transactions totaled $36 thousand and $801 thousand for the three and six months ended June 30, 2018, respectively. The net losses on securities transactions for the six months ended June 30, 2018 were mainly related to sales of equity securities classified as available for sale prior to the adoption of ASU No. 2016-01 on January 1, 2018 and a portion of the total municipal securities acquired from USAB. Net gains and losses on securities transactions were immaterial for the three and six months ended June 30, 2017.

Note 8. Loans

The detail of the loan portfolio as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018			December 31, 2017
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$3,021,524	$808,001	$3,829,525	$2,549,065	$192,360	$2,741,425
Commercial real estate:
Commercial real estate	9,109,645	2,804,185	11,913,830	8,561,851	934,926	9,496,777
Construction	996,702	380,030	1,376,732	809,964	41,141	851,105
Total commercial real estate loans	10,106,347	3,184,215	13,290,562	9,371,815	976,067	10,347,882
Residential mortgage	3,051,429	477,253	3,528,682	2,717,744	141,291	2,859,035
Consumer:
Home equity	358,043	162,806	520,849	373,631	72,649	446,280
Automobile	1,281,303	432	1,281,735	1,208,804	98	1,208,902
Other consumer	768,369	14,994	783,363	723,306	4,750	728,056
Total consumer loans	2,407,715	178,232	2,585,947	2,305,741	77,497	2,383,238
Total loans	$18,587,015	$4,647,701	$23,234,716	$16,944,365	$1,387,215	$18,331,580

*	PCI loans include covered loans (mostly consisting of residential mortgage loans) totaling $31.1 million and $38.7 million at June 30, 2018 and December 31, 2017, respectively.

Total loans (excluding PCI covered loans) include net unearned premiums and deferred loan costs of $18.7 million and $22.2 million at June 30, 2018 and December 31, 2017, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $4.9 billion and $1.5 billion at June 30, 2018 and December 31, 2017, respectively.

Valley transferred $263.3 million of residential mortgage loans from the loan portfolio to loans held for sale during the six months ended June 30, 2018 as compared to $225.5 million of loans transferred during the six months ended June 30, 2017. There were no other sales of loans from the held for investment portfolio during the six months ended June 30, 2018 and 2017.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the USAB acquisition as of January 1, 2018 (See Note 2 for more details):

(in thousands)

Contractually required principal and interest	$4,312,988
Contractual cash flows not expected to be collected (non-accretable difference)	(94,098)
Expected cash flows to be collected	4,218,890
Interest component of expected cash flows (accretable yield)	(474,208)
Fair value of acquired loans	$3,744,682

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$691,086	$269,831	$282,009	$294,514
Acquisition	—	—	474,208	—
Accretion	(60,536)	(23,553)	(125,667)	(48,236)
Balance, end of period	$630,550	$246,278	$630,550	$246,278

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at June 30, 2018 and December 31, 2017:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2018
Commercial and industrial	$6,780	$1,533	$560	$53,596	$62,469	$2,959,055	$3,021,524
Commercial real estate:
Commercial real estate	4,323	—	27	7,452	11,802	9,097,843	9,109,645
Construction	175	—	—	1,100	1,275	995,427	996,702
Total commercial real estate loans	4,498	—	27	8,552	13,077	10,093,270	10,106,347
Residential mortgage	7,961	1,978	2,324	19,303	31,566	3,019,863	3,051,429
Consumer loans:
Home equity	686	278	—	2,804	3,768	354,275	358,043
Automobile	5,482	545	164	80	6,271	1,275,032	1,281,303
Other consumer	405	37	34	119	595	767,774	768,369
Total consumer loans	6,573	860	198	3,003	10,634	2,397,081	2,407,715
Total	$25,812	$4,371	$3,109	$84,454	$117,746	$18,469,269	$18,587,015
December 31, 2017
Commercial and industrial	$3,650	$544	$—	$20,890	$25,084	$2,523,981	$2,549,065
Commercial real estate:
Commercial real estate	11,223	—	27	11,328	22,578	8,539,273	8,561,851
Construction	12,949	18,845	—	732	32,526	777,438	809,964
Total commercial real estate loans	24,172	18,845	27	12,060	55,104	9,316,711	9,371,815
Residential mortgage	12,669	7,903	2,779	12,405	35,756	2,681,988	2,717,744
Consumer loans:
Home equity	1,009	94	—	1,777	2,880	370,751	373,631
Automobile	5,707	987	271	73	7,038	1,201,766	1,208,804
Other consumer	1,693	118	13	20	1,844	721,462	723,306
Total consumer loans	8,409	1,199	284	1,870	11,762	2,293,979	2,305,741
Total	$48,900	$28,491	$3,090	$47,225	$127,706	$16,816,659	$16,944,365

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents the information about impaired loans by loan portfolio class at June 30, 2018 and December 31, 2017:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
June 30, 2018
Commercial and industrial	$10,241	$76,929	$87,170	$92,073	$24,817
Commercial real estate:
Commercial real estate	22,751	29,705	52,456	56,365	2,972
Construction	1,800	463	2,263	2,263	15
Total commercial real estate loans	24,551	30,168	54,719	58,628	2,987
Residential mortgage	6,226	6,623	12,849	13,838	632
Consumer loans:
Home equity	838	615	1,453	2,115	72
Total consumer loans	838	615	1,453	2,115	72
Total	$41,856	$114,335	$156,191	$166,654	$28,508
December 31, 2017
Commercial and industrial	$9,946	$75,553	$85,499	$90,269	$11,044
Commercial real estate:
Commercial real estate	28,709	29,771	58,480	62,286	2,718
Construction	1,904	467	2,371	2,394	17
Total commercial real estate loans	30,613	30,238	60,851	64,680	2,735
Residential mortgage	5,654	8,402	14,056	15,332	718
Consumer loans:
Home equity	3,096	664	3,760	4,917	64
Total consumer loans	3,096	664	3,760	4,917	64
Total	$49,309	$114,857	$164,166	$175,198	$14,561
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$87,674	$212	$46,283	$288
Commercial real estate:
Commercial real estate	52,729	563	60,119	483
Construction	2,244	16	2,759	20
Total commercial real estate loans	54,973	579	62,878	503
Residential mortgage	12,914	185	17,555	184
Consumer loans:
Home equity	1,794	33	4,799	34
Total consumer loans	1,794	33	4,799	34
Total	$157,355	$1,009	$131,515	$1,009

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$88,865	$926	$38,371	$596
Commercial real estate:
Commercial real estate	54,104	1,179	57,722	808
Construction	2,230	39	2,728	39
Total commercial real estate loans	56,334	1,218	60,450	847
Residential mortgage	13,502	350	18,974	392
Consumer loans:
Home equity	1,910	66	4,847	74
Total consumer loans	1,910	66	4,847	74
Total	$160,611	$2,560	$122,642	$1,909

Interest income recognized on a cash basis (included in the table above) was immaterial for the three and six months ended June 30, 2018 and 2017.
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
Performing TDRs (not reported as non-accrual loans) totaled $83.7 million and $117.2 million as of June 30, 2018 and December 31, 2017, respectively. Non-performing TDRs totaled $54.1 million and $27.0 million as of June 30, 2018 and December 31, 2017, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and six months ended June 30, 2018 and 2017. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	11	$8,822	$8,575	47	$40,077	$38,367
Commercial real estate:
Commercial real estate	5	3,975	3,971	5	23,604	23,604
Construction	1	532	491	—	—	—
Total commercial real estate	6	4,507	4,462	5	23,604	23,604
Residential mortgage	2	393	389	2	549	545
Total	19	$13,722	$13,426	54	$64,230	$62,516

	Six Months Ended June 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	15	$10,554	$10,170	53	$46,315	$43,660
Commercial real estate:
Commercial real estate	6	4,170	4,164	6	23,782	23,777
Construction	2	564	503	1	560	480
Total commercial real estate	8	4,734	4,667	7	24,342	24,257
Residential mortgage	5	980	963	5	1,170	1,167
Consumer	1	88	85	—	—	—
Total	29	$16,356	$15,885	65	$71,827	$69,084

The total TDRs presented in the above table had allocated specific reserves for loan losses of approximately $5.3 million for both June 30, 2018 and 2017. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in the "Impaired Loans" section above. There were no charge-offs related to TDR modifications during the three and six months ended June 30, 2018 and 2017, respectively.

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	4	$3,212	6	$5,358
Total	4	$3,212	6	$5,358

	Six Months Ended June 30,
	2018		2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	4	$3,212	7	$5,433
Commercial real estate	—	—	1	736
Residential mortgage	—	—	1	153
Total	4	$3,212	9	$6,322
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
The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) at June 30, 2018 and December 31, 2017 based on the most recent analysis performed:

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
June 30, 2018
Commercial and industrial	$2,853,692	$62,369	$56,095	$49,368	$3,021,524
Commercial real estate	9,019,309	35,200	55,136	—	9,109,645
Construction	994,407	523	1,772	—	996,702
Total	$12,867,408	$98,092	$113,003	$49,368	$13,127,871
December 31, 2017
Commercial and industrial	$2,375,689	$62,071	$96,555	$14,750	$2,549,065
Commercial real estate	8,447,865	48,009	65,977	—	8,561,851
Construction	808,091	360	1,513	—	809,964
Total	$11,631,645	$110,440	$164,045	$14,750	$11,920,880

At June 30, 2018 and December 31, 2017, the commercial and industrial loans with doubtful risk ratings in the above table mostly consisted of non-accrual taxi medallion loans.
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2018 and December 31, 2017:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2018
Residential mortgage	$3,032,126	$19,303	$3,051,429
Home equity	355,239	2,804	358,043
Automobile	1,281,223	80	1,281,303
Other consumer	768,250	119	768,369
Total	$5,436,838	$22,306	$5,459,144
December 31, 2017
Residential mortgage	$2,705,339	$12,405	$2,717,744
Home equity	371,854	1,777	373,631
Automobile	1,208,731	73	1,208,804
Other consumer	723,286	20	723,306
Total	$5,009,210	$14,275	$5,023,485
Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2018 and December 31, 2017:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
June 30, 2018
Commercial and industrial	$776,200	$31,801	$808,001
Commercial real estate	2,785,190	18,995	2,804,185
Construction	378,495	1,535	380,030
Residential mortgage	470,447	6,806	477,253
Consumer	174,411	3,821	178,232
Total	$4,584,743	$62,958	$4,647,701
December 31, 2017
Commercial and industrial	$172,105	$20,255	$192,360
Commercial real estate	924,574	10,352	934,926
Construction	39,802	1,339	41,141
Residential mortgage	135,745	5,546	141,291
Consumer	76,901	596	77,497
Total	$1,349,127	$38,088	$1,387,215
Other real estate owned (OREO) totaled $11.8 million and $9.8 million at June 30, 2018 and December 31, 2017, respectively. OREO included foreclosed residential real estate properties totaling $8.1 million and $7.3 million at June 30, 2018 and December 31, 2017, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively.

Note 9. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at June 30, 2018 and December 31, 2017.
The following table summarizes the allowance for credit losses at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$138,762	$120,856
Allowance for unfunded letters of credit	4,392	3,596
Total allowance for credit losses	$143,154	$124,452
The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$6,592	$3,710	$17,294	$6,112
Provision for unfunded letters of credit	550	(78)	796	(10)
Total provision for credit losses	$7,142	$3,632	$18,090	$6,102
The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$66,546	$56,679	$4,100	$5,537	$132,862
Loans charged-off	(642)	(38)	(99)	(1,422)	(2,201)
Charged-off loans recovered	819	15	180	495	1,509
Net recoveries (charge-offs)	177	(23)	81	(927)	(692)
Provision for loan losses	7,534	(2,844)	443	1,459	6,592
Ending balance	$74,257	$53,812	$4,624	$6,069	$138,762
Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$51,288	$56,302	$3,592	$4,261	$115,443
Loans charged-off	(2,910)	(139)	(229)	(1,011)	(4,289)
Charged-off loans recovered	312	640	235	395	1,582
Net (charge-offs) recoveries	(2,598)	501	6	(616)	(2,707)
Provision for loan losses	2,927	(1,348)	588	1,543	3,710
Ending balance	$51,617	$55,455	$4,186	$5,188	$116,446

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(773)	(348)	(167)	(2,633)	(3,921)
Charged-off loans recovered	2,926	384	260	963	4,533
Net recoveries (charge-offs)	2,153	36	93	(1,670)	612
Provision for loan losses	14,872	(1,178)	926	2,674	17,294
Ending balance	$74,257	$53,812	$4,624	$6,069	$138,762
Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$114,419
Loans charged-off	(4,624)	(553)	(359)	(2,132)	(7,668)
Charged-off loans recovered	1,160	782	683	958	3,583
Net (charge-offs) recoveries	(3,464)	229	324	(1,174)	(4,085)
Provision for loan losses	4,261	(625)	160	2,316	6,112
Ending balance	$51,617	$55,455	$4,186	$5,188	$116,446

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2018 and December 31, 2017. Loans individually evaluated for impairment represent Valley's impaired loans. Loans acquired with discounts related to credit quality represent Valley's PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$24,817	$2,987	$632	$72	$28,508
Collectively evaluated for impairment	49,440	50,825	3,992	5,997	110,254
Total	$74,257	$53,812	$4,624	$6,069	$138,762
Loans:
Individually evaluated for impairment	$87,170	$54,719	$12,849	$1,453	$156,191
Collectively evaluated for impairment	2,934,354	10,051,628	3,038,580	2,406,262	18,430,824
Loans acquired with discounts related to credit quality	808,001	3,184,215	477,253	178,232	4,647,701
Total	$3,829,525	$13,290,562	$3,528,682	$2,585,947	$23,234,716
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$11,044	$2,735	$718	$64	$14,561
Collectively evaluated for impairment	46,188	52,219	2,887	5,001	106,295
Total	$57,232	$54,954	$3,605	$5,065	$120,856
Loans:
Individually evaluated for impairment	$85,499	$60,851	$14,056	$3,760	$164,166
Collectively evaluated for impairment	2,463,566	9,310,964	2,703,688	2,301,981	16,780,199
Loans acquired with discounts related to credit quality	192,360	976,067	141,291	77,497	1,387,215
Total	$2,741,425	$10,347,882	$2,859,035	$2,383,238	$18,331,580
Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2017	$21,218	$200,103	$316,258	$153,058	$690,637
Goodwill from business combinations	—	85,649	238,052	64,554	388,255
Balance at June 30, 2018	$21,218	$285,752	$554,310	$217,612	$1,078,892

*	Wealth Management is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the six months ended June 30, 2018, goodwill from business combinations set forth in the table above relates to the acquisition of USAB (see Note 2 for further details). Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. There was no impairment of goodwill during three and six months ended June 30, 2018 and 2017.

The following table summarizes other intangible assets as of June 30, 2018 and December 31, 2017:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2018
Loan servicing rights	$84,956	$(59,975)	$(154)	$24,827
Core deposits	80,470	(23,002)	—	57,468
Other	3,945	(2,274)	—	1,671
Total other intangible assets	$169,371	$(85,251)	$(154)	$83,966
December 31, 2017
Loan servicing rights	$79,138	$(57,054)	$(471)	$21,613
Core deposits	43,396	(24,297)	—	19,099
Other	4,087	(2,292)	—	1,795
Total other intangible assets	$126,621	$(83,643)	$(471)	$42,507

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. On January 1, 2018, Valley recorded approximately $44.6 million and $1.4 million of core deposit intangibles and loan servicing rights, respectively, resulting from the USAB acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2018 and 2017.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2018 through 2022:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2018	$3,155	$6,134	$125
2019	5,148	10,961	235
2020	4,160	9,607	220
2021	3,243	8,252	206
2022	2,608	6,898	191

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $4.6 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and $8.9 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively.

Note 11. Stock–Based Compensation
Valley currently has one active employee stock plan, the 2016 Long-Term Stock Incentive Plan (the “2016 Stock Plan”), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The purpose of the 2016 Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors. As of June 30, 2018, 5.5 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
In connection with the USAB acquisition on January 1, 2018, Valley assumed pre-existing stock awards consisting of options for 1.8 million shares of Valley common stock (of which options for 936 thousand shares remained outstanding as of June 30, 2018) at a weighted average exercise price of $5.49 and 336 thousand time-based RSUs (of which 179 thousand remained outstanding as of June 30, 2018). The stock plan under which the stock awards were issued is no longer active.
Restricted Stock. Restricted stock is awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley awarded time-based restricted stock totaling 1.2 million shares and 482 thousand shares during the six months ended June 30, 2018 and 2017, respectively, to both executive officers and key employees of Valley. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the six months ended June 30, 2018 and 2017 was $11.86 per share and $11.71 per share, respectively.
Restricted Stock Units (RSUs). Valley granted 446 thousand and 371 thousand shares of performance-based RSUs to certain executive officers for the six months ended June 30, 2018 and 2017, respectively. The performance-based RSUs will vest and be issued as common stock based on the attainment of (i) growth in tangible book value per share plus dividends (75 percent of the RSU award) and (ii) total shareholder return as compared to our peer group (25 percent of the RSU award). The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the six months ended June 30, 2018 and 2017 was $12.35 per share and $11.05 per share, respectively.

Valley recorded total stock-based compensation expense of $4.2 million and $2.7 million for the three months ended June 30, 2018 and 2017, and $12.2 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2018, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $24.3 million and will be recognized over an average remaining vesting period of 2.3 years.

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
The following table presents non-interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Trust and investment services	$3,262	$2,800	$6,492	$5,544
Insurance commissions	4,026	4,358	7,847	9,419
Service charges on deposit accounts	6,679	5,342	13,932	10,578
(Losses) gains on securities transactions, net	(36)	22	(801)	(1)
Fees from loan servicing	2,045	1,831	4,268	3,646
Gains on sales of loans, net	7,642	4,791	14,395	8,919
Bank owned life insurance	2,652	1,701	4,415	4,164
Other	11,799	7,985	19,772	12,281
Total non-interest income	$38,069	$28,830	$70,320	$54,550

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

Other income. Other income within the scope of ASC Topic 606 within this revenue category includes fee income related to derivative interest rate swaps executed with commercial loan customers, and fees from interchange, wire transfers, credit cards, safe deposit box, ACH, lockbox and various other products and services-related income. These fees are either recognized immediately at the related transaction date or over the period in which the related service is provided. Other income also consists of items which are outside the scope of ASC Topic 606, including letters of credit fees, net gains and losses on sales of assets and income or expense related to certain changes in FDIC loss-share receivables.

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

Valley terminated an interest rate cap with a notional amount of $125 million in May 2018. The terminated swap, originally maturing in September 2023, was used to hedge the change in cash flows associated with prime rate indexed deposits, consisting of consumer and commercial money market accounts, which variable rates are indexed to the prime rate.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2018, Valley had 13 credit swaps with an aggregate notional amount of $73.4 million related to risk participation agreements.

At June 30, 2018, Valley has one "steepener" swap with a total current notional amount of $14.3 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2018			December 31, 2017
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps and caps	$—	$32	$482,000	$650	$81	$607,000
Fair value hedge interest rate swaps	—	419	7,657	—	637	7,775
Total derivatives designated as hedging instruments	$—	$451	$489,657	$650	$718	$614,775
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$29,834	$37,135	$2,996,861	$25,696	$23,494	$1,687,005
Mortgage banking derivatives	298	316	126,994	71	118	113,233
Total derivatives not designated as hedging instruments	$30,132	$37,451	$3,123,855	$25,767	$23,612	$1,800,238

The Chicago Mercantile Exchange (CME) and London Clearing House (LCH) have enacted rulebook changes that re-characterize variation margin as settlements of the outstanding derivative instead of cash collateral. The CME and LCH variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments on a prospective basis effective January 1, 2017 for derivatives outstanding with the CME and January 1, 2018 for derivatives outstanding with the LCH. As a result, the fair value of the designated cash flow derivative assets, designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties totaling $15.9 million, $796 thousand and $8.2 million, respectively, and reported in the table above on a net basis at June 30, 2018. The fair value of the designated cash flow derivatives and non-designated interest rate swaps cleared with the CME were offset by variation margins totaling $9.5 million and $951 thousand, respectively, and reported in the table above on a net basis at December 31, 2017.

(Losses) gains included in the consolidated statements of income and in other comprehensive (loss) income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(866)	$(2,314)	$(2,317)	$(4,832)
Amount of gain recognized in other comprehensive (loss) income	637	(1,482)	3,388	(1,265)

The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.3 million and $8.3 million at June 30, 2018 and December 31, 2017, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $1.7 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Derivative - interest rate swaps:
Interest income	$88	$52	$219	$149
Hedged item - loans:
Interest income	$(88)	$(52)	$(219)	$(149)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $4.4 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, and $7.7 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively, and was included in other non-interest income.
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at June 30, 2018:

	June 30, 2018
Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	(in thousands)
Loans	$8,076	$419

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$230	$70	$448	$(790)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2018, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $2.1 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. The aggregate fair value of collateral Valley posted with counterparties related to derivative contracts totaled $4.4 million at June 30, 2018.
Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate swaps and caps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
June 30, 2018
Assets:
Interest rate swaps	$29,834	$—	$29,834	$(336)	$—		$29,498
Liabilities:
Interest rate swaps	$37,586	$—	$37,586	$(336)	$(1,645)	(1)	$35,605
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$187,586	$—	$187,586	$(336)	$(151,645)		$35,605
December 31, 2017
Assets:
Interest rate swaps and caps	$26,346	$—	$26,346	$(5,376)	$—		$20,970
Liabilities:
Interest rate swaps and caps	$24,212	$—	$24,212	$(5,376)	$(8,141)	(1)	$10,695
Repurchase agreements	200,000	—	200,000	—	(200,000)	(2)	—
Total	$224,212	$—	$224,212	$(5,376)	$(208,141)		$10,695

(1)	Represents the amount of collateral posted with derivative counterparties that offsets net liability positions.

(2)	Represents the fair value of non-cash pledged investment securities.

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$40,226	$22,135
Other tax credit investments, net	31,129	42,015
Total tax credit investments, net	$71,355	$64,150
Other Liabilities:
Unfunded affordable housing tax credit commitments	$4,978	$3,690
Unfunded other tax credit commitments	4,773	15,020
Total unfunded tax credit commitments	$9,751	$18,710

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,429	$1,271	$3,250	$2,555
Other tax credit investment credits and tax benefits	5,680	8,680	11,165	14,966
Total reduction in income tax expense	$7,109	$9,951	$14,415	$17,521
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$(319)	$358	$667	$754
Affordable housing tax credit investment impairment losses	515	130	1,102	254
Other tax credit investment losses	1,253	1,060	1,790	1,827
Other tax credit investment impairment losses	3,021	6,184	6,185	10,221
Total amortization of tax credit investments recorded in non-interest expense	$4,470	$7,732	$9,744	$13,056

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
Maritza Gaston and George Gallart v. Valley National Bancorp and Valley National Bank. In April 2017, Valley was served with a Class and Collective Action Complaint, filed in the Eastern District of New York, alleging that Valley had violated both Federal and State wage and hour laws and seeking to recover overtime compensation on behalf of a class of Valley employees. While most Branch Service Managers are classified by Valley as “exempt” employees and do not receive overtime pay, plaintiffs' counsel claims that all Branch Service Managers perform non-exempt duties, and should therefore be classified as non-exempt hourly employees and be paid overtime for any time worked in excess of 40 hours per week. Valley filed an answer disputing Plaintiffs’ allegations. Plaintiffs filed a notice for conditional certification of the class, which was granted by the Federal Magistrate in December 2017. In January 2018, Valley filed an objection requesting that the Federal Judge assigned to this case overturn the Federal Magistrate’s Order for Certification. The Court has not acted on that request. Plaintiffs and Valley have agreed to enter into non-binding mediation. A mediation session was held in June 2018 and another session is anticipated to occur in late August or early September 2018. At June 30, 2018, Valley was unable to estimate an amount or range of reasonably possible loss.
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

•	weakness or a decline in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;

•	the diversion of management's time on any remaining issues related to the USAB merger integration;

•	the inability to realize expected cost savings and synergies from the merger of USAB with Valley in the amounts or in the timeframe anticipated;

•	the inability to retain USAB’s customers and employees;

•	less than expected cost reductions and revenue enhancement from Valley's cost reduction plans including its earnings enhancement program called "LIFT" and branch transformation strategy;

•	the loss of or decrease in lower-cost funding sources within our deposit base, including our inability to achieve deposit retention targets under Valley's branch transformation strategy;

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

•
our inability or determination not to pay dividends at current levels, or at all, because of inadequate earnings, regulatory restrictions or limitations, changes in our capital requirements or a decision to increase capital by retaining more earnings;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At June 30, 2018, we identified our policies on the allowance for loan losses, purchased credit-impaired loans, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017. Purchased credit-impaired loans became a significant portion of our loan portfolio due to our acquisition of USAB on January 1, 2018 and, as a result, a new critical accounting policy starting in the first quarter of 2018. See the "Purchased Credit-Impaired Loans" section elsewhere in this MD&A and Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the accounting policy for purchased credit-impaired loans and the other significant accounting policies of Valley.
New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At June 30, 2018, Valley had consolidated total assets of approximately $30.2 billion, total net loans of $23.1 billion, total deposits of $21.6 billion and total shareholders’ equity of $3.3 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 237 branch network, 59 percent, 16 percent, 19 percent and 6 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite significant branch consolidation activity mainly in 2016, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions.

USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAB and its wholly-owned subsidiary, USAmeriBank, headquartered in Clearwater, Florida. USAB had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits and maintained a branch network of 29 offices. The acquisition represents a significant addition to Valley’s Florida franchise, specifically in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where Valley now operates 15 branch office locations. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned. The total consideration for the acquisition was approximately $737 million, and the transaction resulted in $388 million of goodwill and $46 million of core deposit intangible assets subject to amortization. Full systems integration was completed in the second quarter of 2018 with minimal disruption to our customers.

Branch Transformation. Over the past six months, Valley has embarked on a strategy to overhaul its retail network. The Bank is striving to create a branch infrastructure that is more reflective of current and future activity within our target markets. Our new model is going to place greater emphasis on service, sales, advisory and efficiency. We are in the process of upgrading many staff and training components, as well as placing greater importance on mobile and digital implementation and customer education and encouragement of those products. Valley's branch transformation will also focus on the repositioning, re-branding, functionality, aesthetics, and in many cases, reducing the square footage of our branches.

With that, we have updated our internal branch profitability and growth requirements, initially analyzing our New Jersey and New York network. We have identified 74 branches out of 177 within New Jersey and New York that presently do not meet our minimum hurdles for success. Of the 74 identified we expect to consolidate about 20 branches by the end of the first quarter 2019, resulting in an approximate estimated annual operating expense savings of $9 million.

For the remaining 54 branches, we are implementing tailored action plans focused on improving profitability and deposit levels as well as upgrades in staffing and training, within a defined timeline. Should the remaining branches not experience improvement within the associated timeline, they will be reviewed for potential consolidation as well.

While we expect the consolidation process, repositioning and renovations to be mostly complete by the end of 2020, it is important to recognize the evolving retail banking landscape combined with the Bank's renewed expectation regarding profitability will make this activity a more permanent piece of Valley's strategy.

Earnings Enhancement Program. In December 2016, Valley announced a company-wide earnings enhancement initiative called LIFT. The LIFT program is a review of our business practices with goals of improving our overall efficiency, targeting resources to more value-added activities and delivering on the financial banking experience expected by our customers. In July 2017, we completed the idea generation and approval phase of the LIFT program. As a result of these efforts, we currently expect to achieve approximately $22 million in total cost reductions and revenue enhancements on an annualized pre-tax run-rate after the LIFT program is fully phased-in by June 30, 2019.

At June 30, 2018, Valley had completed LIFT enhancements that will result in cost reductions greater than 60 percent of the $22 million annual goal as compared to approximately 40 percent of such goal at March 31, 2018. We believe we remain on track to fully implement the LIFT program generated enhancements and realize the total cost reduction goal by June 30, 2019, although we can provide no assurance that all of the program generated enhancements and cost reductions will ultimately be realized.

Tax Cuts and Jobs Act. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (Tax Act) into law. As a result, the federal corporate income tax rate decreased from 35 percent to 21 percent effective January 1, 2018. See the "Income Taxes" section below for more details.
Quarterly Results. Net income for the second quarter of 2018 was $72.8 million, or $0.21 per diluted common share, compared to $50.1 million, or $0.18 per diluted common share, for the second quarter of 2017. The $22.7 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $45.9 million increase in our net interest income mostly due to higher average loan balances driven by acquired loans from USAB and strong organic loan volumes over the last 12 months, and, to a much lesser extent, the benefit of reduced interest expense resulting from $405 million of long-term borrowings modifications in the third quarter of 2017, (ii) a $9.2 million increase in non-interest income caused, in part, by an increase in net gains on sales of residential mortgage loans and higher fees resulting from the USAB acquisition and (iii) a $1.8 million decrease in income tax expense mostly due to the reduced corporate tax rate under the Tax Act, partially offset by (iv) a $30.7 million increase in non-interest expense mostly caused by additional operating costs related to the acquisition of USAB, including merger expenses of $3.2 million, and additional salary and employee benefit expense largely related to our expanding team of residential mortgage loan consultants and technology personnel, and (v) a $3.5 million increase in our provision for credit losses mainly driven by higher reserves allocated to impaired taxi medallion loans. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense", and "Income Taxes" sections below for more details on the items above impacting our second quarter 2018 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview. During the second quarter of 2018, real gross domestic product (GDP) grew at a 4.1 percent annual rate after advancing 2.0 percent in the first quarter of 2018. This represented the fastest rate of growth during a quarter since the third quarter of 2014. The pace of hiring was largely unchanged while private wages for all employees accelerated somewhat and measures of core inflation rose back near the Federal Reserve’s 2 percent target. Over recent months, the trade weighted U.S. dollar index advanced notably compared to the first quarter which may weigh on import and overall prices. Additionally, consumer spending and business investment advanced during the second quarter of the year while residential fixed investment remained weak.

The civilian unemployment rate declined from 4.1 percent at March 31, 2018 to 4.0 percent at June 30, 2018. The pace of hiring was mostly unchanged from the prior linked quarter. The monthly average change in payrolls was approximately 211 thousand in the first quarter of 2018 compared to 207 thousand in the second quarter of 2018.
Based on the quarterly average, the 12-month change in wage growth accelerated to 2.71 percent in the second quarter of 2018 compared to 2.66 percent in the prior quarter which represented the highest level since the middle of 2009.

Business investment, which includes investment in structures, equipment and software, advanced at a solid rate compared to the prior quarter. Private nonresidential fixed investment advanced 7.3 percent in the second quarter of 2018 compared to an increase of 11.5 percent in the first quarter of 2018. Offsetting this, investment in residential structures remained weak, declining 1.1 percent from the previous quarter. Over recent periods, the weakness was largely attributed to lower levels of new construction for multifamily housing units; however, in the second quarter of this year investment in multifamily structures increased 10.8 percent. The weakness in the quarter was largely attributed to investment in single family structures which declined 4.5 percent.

Personal consumption of goods and services grew notably in the second quarter of 2018. The pace of growth accelerated to 4.0 percent in the second quarter compared to 0.5 percent in the first quarter of the year. The acceleration was broad based including growth in both durable and nondurable goods. Home prices rose further in the second quarter of 2018 while equity market volatility declined which may have benefited consumer spending.

The Federal Open Market Committee (FOMC or Committee) increased the target range for the federal funds rate to 1.75 to 2.00 percent at their June 2018 meeting. The Committee viewed that the risks to the economic outlook were roughly balanced between their two objectives of price stability and maximum employment. Further, the Committee expects - based on realized and expected labor market conditions and inflation - additional gradual increases in the target range for the federal funds rate. The FOMC continued its policy, which was initiated in October 2017, of gradually reducing the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities.

The 10-year U.S. Treasury note yield ended the second quarter at 2.85 percent, 11 basis points higher compared with March 31, 2018. The spread between the 2- and 10-year U.S. Treasury note yields ended the second quarter of 2018 at 0.33 percentage point, 14 basis points lower compared to the end of the first quarter of 2018 and 18 basis points lower compared to December 31, 2017.

On a year over year basis, loan growth for all commercial banks in the U.S. accelerated modestly from 4.0 percent in the first quarter of 2018 to 4.8 percent in the second quarter despite higher borrowing costs and banks reporting weaker demand for most loan products. In the second quarter of the year, the Bank’s originations for its consumer products increased modestly. In addition, the Bank continued to see solid demand for commercial real estate and construction loans across our geographies in the second quarter of 2018. However, should demand weaken for commercial loans and the yield curve further compress, these conditions may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.

On a year over year basis, loan growth for all commercial banks in the U.S. accelerated modestly from 4.0 percent in the first quarter of 2018 to 4.8 percent in the second quarter despite higher borrowing costs and banks reporting weaker demand for most loan products. In the second quarter of the year, the Bank’s originations for its consumer products increased modestly. In addition, the Bank continued to see solid demand for commercial real estate and construction loans across our geographies in the second quarter of 2018. However, should demand weaken for commercial loans and the yield curve further compress, these conditions may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
Loans. Loans increased $681.9 million, or 12.1 percent on an annualized basis, to approximately $23.2 billion at June 30, 2018 from March 31, 2018. The increase was mainly due to strong quarter over quarter organic growth in total commercial real estate loans, commercial and industrial loans and residential mortgage loans. During the second quarter of 2018, Valley also originated $219 million of residential mortgage loans for sale rather than held for investment. Residential mortgage loans held for sale totaled $32.7 million and $15.1 million at June 30, 2018 and March 31, 2018, respectively.
We are optimistic that our lending activity will continue to be brisk during the remainder of 2018, despite the risk of potential setbacks in customer loan demand due to higher market interest rates or other negative market and economic factors. For the full year 2018, we currently expect to grow our loan portfolio in the range of 8 to 10 percent, adjusted for the recent USAB acquisition and loan sales. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in consumer confidence, the economy and other market conditions, or that the overall loan portfolio balance will not decline from June 30, 2018. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans discussed further below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. Our PCI loan portfolio totaled $4.6 billion, or 20.0 percent of our total loan portfolio, at June 30, 2018 and is largely comprised of loans acquired from USAB.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) were $33.3 million, or 0.14 percent of total loans, at June 30, 2018 and remained relatively unchanged as compared to $33.2 million, or 0.15 percent of total loans, at March 31, 2018. Total non-performing assets, consisting of non-accrual loans, other real estate owned (OREO) and other repossessed assets increased $22.1 million to $97.1 million at June 30, 2018 as compared to March 31, 2018 mainly due to an increase of $24.1 million in non-accrual loans, partially offset by a $2.0 million decline in OREO during the second quarter of 2018. The increase in non-accrual loans was primarily related to taxi medallion loans totaling $31.1 million. As a result, non-accrual loans increased to 0.36 percent of total loans at June 30, 2018 as compared to 0.27 percent of total loans at March 31, 2018.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, as well as other market factors that may continue to negatively impact the performance of our $134.9 million taxi medallion loan portfolio, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of June 30, 2018. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the second quarter of 2018 remained stable as compared to the first quarter of 2018 with moderate balance shifts to both non-interest bearing and time deposits from the other deposit categories. Average non-interest bearing deposits, savings, NOW and money market deposits, and time deposits represented approximately 28 percent, 50 percent and 22 percent of total deposits as of June 30, 2018, respectively. Overall, average deposits totaled $21.8 billion for the second quarter of 2018 and decreased by $35.5 million as compared to the first quarter of 2018, and actual ending balances for deposits decreased $319.1 million to approximately $21.6 billion at June 30, 2018 from March 31, 2018. The decreases in both average and ending deposit balances were largely due to run-off within the NOW and money market deposit accounts caused, in part, by strong market competition for deposits, as well as normal fluctuations in municipal and other escrow deposit account balances. In response, Valley implemented several new deposit gathering campaigns and strategies in the later part of the second quarter of 2018 and July 2018 to better position its deposit offerings for both consumers and businesses.
Average short-term borrowings increased $679.6 million to $2.2 billion for the second quarter of 2018 as compared to the first quarter of 2018. Actual ending balances for short-term borrowings also increased $1.3 billion to $2.9 billion at June 30, 2018 as compared to March 31, 2018. Both the increases in average and ending short-term borrowings were largely due to new FHLB advances used for normal loan funding activity and liquidity purposes, and supplementing the expected short term decline in deposits at June 30, 2018.
Average long-term borrowings (which include junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased by $148.4 million to $2.3 billion for the second quarter of 2018 as compared to the first quarter of 2018. Actual ending balances for long-term borrowings also decreased $249.6 million to $2.1 billion at June 30, 2018 as compared to March 31, 2018. Both the decreases in average and ending long-term borrowings were due, in part, to a few FHLB advance maturities and a moderate shift to short-term borrowings at June 30, 2018.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Return on average assets	0.98%	0.86%	0.78%	0.83%
Return on average assets, as adjusted	1.01	0.86	0.93	0.83

Return on average shareholders’ equity	8.88	8.27	6.99	7.98
Return on average shareholders’ equity, as adjusted	9.17	8.27	8.33	7.98

Return on average tangible shareholders’ equity (ROATE)	13.76	11.88	10.82	11.48
ROATE, as adjusted	14.21	11.87	12.91	11.48

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
Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Net income, as reported	$72,802	$50,065	$114,767	$96,160
Add: Losses (gains) on securities transactions (net of tax)	26	(13)	574	1
Add: Legal expenses (litigation reserve impact only, net of tax)	—	—	7,520	—
Add: Merger related expenses (net of tax)*	2,326	—	12,014	—
Add: Income Tax Expense (USAB charge impact only)	—	—	2,000	—
Net income, as adjusted	$75,154	$50,052	$136,875	$96,161

* Merger related expenses are primarily within salary and employee benefits and other expense.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Net income, as adjusted	$75,154	$50,052	$136,875	$96,161
Average assets	$29,778,210	$23,396,259	$29,536,301	$23,197,377
Annualized return on average assets, as adjusted	1.01%	0.86%	0.93%	0.83%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Net income, as adjusted	$75,154	$50,052	$136,875	$96,161
Average shareholders' equity	$3,279,616	$2,420,848	$3,284,687	$2,410,063
Annualized return on average shareholders' equity, as adjusted	9.17%	8.27%	8.33%	7.98%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Net income	$72,802	$50,065	$114,767	$96,160
Net income, as adjusted	$75,154	$50,052	$136,875	$96,161
Average shareholders’ equity	$3,279,616	$2,420,848	$3,284,687	$2,410,063
Less: Average goodwill and other intangible assets	(1,163,575)	(734,616)	(1,163,901)	(735,393)
Average tangible shareholders’ equity	$2,116,041	$1,686,232	$2,120,786	$1,674,670
Annualized ROATE	13.76%	11.88%	10.82%	11.48%
Annualized ROATE, as adjusted	14.21%	11.87%	12.91%	11.48%

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
Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley. For the three and six months ended June 30, 2018, Valley elected to reclassify fee income related to derivative interest rate swaps executed with commercial loan customers totaling $3.3 million and $7.7 million, respectively, from interest and fees on loans to other non-interest income within the presentation of our net interest margin below and consolidated financial statements. The applicable prior period amounts have also been reclassified to conform to this current presentation. See further discussion of the swap fees in the "Non-Interest Income" section below.

Net interest income on a tax equivalent basis totaling $212.3 million for the second quarter of 2018 increased $45.3 million and $3.1 million as compared to the second quarter of 2017 and first quarter of 2018, respectively. The increase as compared to the second quarter of 2017 was largely due to the USAB acquisition effective January 1, 2018. Interest income on a tax equivalent basis increased $12.6 million to $281.6 million for the second quarter of 2018 as compared to the first quarter of 2018 mainly due to a $537.2 million increase in average loans and an 8 basis point increase in the yield on average loans. Interest expense of $69.4 million for the second quarter of 2018 increased $9.5 million as compared to the first quarter of 2018 largely due to higher interest rates on many of our interest bearing deposit products and short-term borrowings, as well as a $679.6 million increase in average short-term borrowings.
Average interest earning assets increased $5.8 billion to $27.3 billion for the second quarter of 2018 as compared to the second quarter of 2017 largely due to $3.7 billion and $522.6 million of loans and investments, respectively, acquired from USAB on January 1, 2018, as well as strong organic loan growth over the last 12 month period. Compared to the first quarter of 2018, average interest earning assets increased by $506.2 million from $26.8 billion largely due to the organic loan growth during the first half of 2018. Average loans increased $537.2 million to $22.8 billion for the second quarter of 2018 from the first quarter of 2018 mainly due to loan growth within the commercial real estate loan, commercial and industrial loans and residential mortgage loan portfolios.
Average interest bearing liabilities increased $4.5 billion to $20.1 billion for the second quarter of 2018 as compared to the second quarter of 2017 mainly due to $3.4 billion of interest bearing liabilities assumed in the USAB acquisition and deposit growth primarily from time deposit and money market account initiatives, as well as greater use of both short- and long-term FHLB advances as part of our overall funding and liquidity strategy over the last 12 month period. Compared to the first quarter of 2018, average interest bearing liabilities increased $439.3 million in the second quarter of 2018 mostly due to greater use of short-term borrowings and higher average time deposits, partially offset by run-off in the NOW and money market deposit accounts, including some seasonal fluctuations in municipal and other escrow balances. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.11 percent for the second quarter of 2018 decreased by 1 basis point and 2 basis points from 3.12 percent and 3.13 percent for the second quarter of 2017 and first quarter of 2018, respectively. The yield on average interest earning assets increased by 11 basis points on a linked quarter basis mostly due to higher yields on both average loans and taxable investments, as well as one more day during the second quarter of 2018. The yield on average loans increased by 8 basis points to 4.34 percent for the second quarter of 2018 as compared to the first quarter of 2018 due to the high volume of new loan originations at current market rates. The yield on average taxable securities increased 28 basis points to 3.02 percent for the second quarter of 2018 as compared to the first quarter of 2018 due, in part, to purchases of higher yielding securities over the last six months and the positive impact of increased market interest rates on the variable rate portion of our securities portfolio. The overall cost of average interest bearing liabilities increased 16 basis points to 1.38 percent for the second quarter of 2018 as compared to the linked first quarter of 2018 due to 12 and 47 basis point increases in the cost of average interest bearing deposits and short-term borrowings, respectively, largely driven by higher market interest rates. Our cost of total average deposits was 0.76 percent for the second quarter of 2018 as compared to 0.68 percent for the first quarter of 2018.
Looking forward, we expect modest pressure on the level of our net interest margin for the third quarter of 2018 as compared to the second quarter of 2018 due to strong market competition for deposits and the need to fund our targeted loan growth. However, our net interest margin may decline as compared to the second quarter of 2018 due to a multitude of other conditional and sometimes unpredictable factors that can impact our actual margin results. For example, our margin may continue to face the risk of compression in the future due to, among other factors, the relatively low level of long-term market interest rates, further repayment of higher yielding interest earning assets, and the re-pricing risk related to interest bearing deposits and short-term borrowings due to a rise in short-term market interest rates. Additionally, our investment portfolios include a large number of residential mortgage-backed securities purchased at a premium. The amortization of such premiums, which impacts both the yield and interest income recognized on such securities, may increase or decrease depending upon the level of principal prepayments and market interest rates. To manage these risks, we continuously explore ways to maximize our mix of interest earning assets on our balance sheet, while maintaining a low cost of funds to optimize our net interest margin and overall returns. The current level of weighted average interest rates on new loan originations, as well as the higher rates on variable rate loans due to the increase in both the U.S. and Valley prime rates (to 5.00 percent and 5.875 percent, respectively) in response to the Federal Reserve's 25 basis point increase in the targeted federal funds rate in Mid-June 2018 should benefit both our future net interest income and margin.

The following table reflects the components of net interest income for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$22,840,235	$247,691	4.34%	$22,302,991	$237,587	4.26%	$17,701,676	$181,723	4.11%
Taxable investments (3)	3,438,842	25,950	3.02	3,401,743	23,262	2.74	2,967,805	21,065	2.84
Tax-exempt investments (1)(3)	750,896	7,138	3.80	741,001	7,242	3.91	581,263	6,066	4.17
Federal funds sold and other interest bearing deposits	226,986	839	1.48	305,071	926	1.21	166,003	279	0.67
Total interest earning assets	27,256,959	281,618	4.13	26,750,806	269,017	4.02	21,416,747	209,133	3.91
Allowance for loan losses	(134,741)			(123,559)			(116,254)
Cash and due from banks	274,557			259,190			231,960
Other assets	2,428,459			2,423,553			1,879,853
Unrealized (losses) gains on securities available for sale, net	(47,024)			(18,287)			(16,047)
Total assets	$29,778,210			$29,291,703			$23,396,259
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$10,978,067	$24,756	0.90%	$11,175,982	$22,317	0.80%	$8,803,028	$12,715	0.58%
Time deposits	4,700,456	16,635	1.42	4,594,368	14,616	1.27	3,290,407	10,166	1.24
Total interest bearing deposits	15,678,523	41,391	1.06	15,770,350	36,933	0.94	12,093,435	22,881	0.76
Short-term borrowings	2,166,837	10,913	2.01	1,487,272	5,732	1.54	1,837,809	5,516	1.20
Long-term borrowings (4)	2,284,132	17,062	2.99	2,432,543	17,232	2.83	1,679,691	13,790	3.28
Total interest bearing liabilities	20,129,492	69,366	1.38	19,690,165	59,897	1.22	15,610,935	42,187	1.08
Non-interest bearing deposits	6,168,059			6,111,684			5,195,052
Other liabilities	201,043			200,039			169,424
Shareholders’ equity	3,279,616			3,289,815			2,420,848
Total liabilities and shareholders’ equity	$29,778,210			$29,291,703			$23,396,259
Net interest income/interest rate spread (5)		$212,252	2.75%		$209,120	2.80%		$166,946	2.83%
Tax equivalent adjustment		(1,500)			(1,522)			(2,126)
Net interest income, as reported		$210,752			$207,598			$164,820
Net interest margin (6)			3.09%			3.10%			3.08%
Tax equivalent effect			0.02%			0.03%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.11%			3.13%			3.12%

The following table reflects the components of net interest income for the six months ended June 30, 2018 and 2017:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$22,573,097	$485,278	4.30%	$17,508,461	$356,079	4.07%
Taxable investments (3)	3,420,395	49,212	2.88	2,902,505	40,805	2.81
Tax-exempt investments (1)(3)	745,976	14,380	3.86	597,017	12,267	4.11
Federal funds sold and other interest bearing deposits	265,813	1,765	1.33	176,502	610	0.69
Total interest earning assets	27,005,281	550,635	4.08	21,184,485	409,761	3.87
Allowance for loan losses	(129,181)			(115,780)
Cash and due from banks	266,916			236,627
Other assets	2,426,020			1,909,238
Unrealized (losses) gains on securities available for sale, net	(32,735)			(17,193)
Total assets	$29,536,301			$23,197,377
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	11,076,478	47,073	0.85%	8,925,556	22,898	0.51%
Time deposits	4,647,705	31,251	1.34	3,234,739	19,719	1.22
Total interest bearing deposits	15,724,183	78,324	1.00	12,160,295	42,617	0.70
Short-term borrowings	1,828,932	16,645	1.82	1,701,164	9,417	1.11
Long-term borrowings (4)	2,357,928	34,294	2.91	1,587,494	26,740	3.37
Total interest bearing liabilities	19,911,043	129,263	1.30	15,448,953	78,774	1.02
Non-interest bearing deposits	6,140,027			5,167,116
Other liabilities	200,544			171,245
Shareholders’ equity	3,284,687			2,410,063
Total liabilities and shareholders’ equity	$29,536,301			$23,197,377
Net interest income/interest rate spread (5)		$421,372	2.78%		$330,987	2.85%
Tax equivalent adjustment		(3,022)			(4,299)
Net interest income, as reported		$418,350			$326,688
Net interest margin (6)			3.10%			3.08%
Tax equivalent effect			0.02%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.12%			3.12%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent and 35 percent federal tax rate for 2018 and 2017, respectively.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2018 Compared to June 30, 2017			Six Months Ended June 30, 2018 Compared to June 30, 2017
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$55,242	$10,726	$65,968	$107,911	$21,288	$129,199
Taxable investments	3,494	1,391	4,885	7,432	975	8,407
Tax-exempt investments*	1,649	(577)	1,072	2,909	(796)	2,113
Federal funds sold and other interest bearing deposits	131	429	560	409	746	1,155
Total increase in interest income	60,516	11,969	72,485	118,661	22,213	140,874
Interest Expense:
Savings, NOW and money market deposits	3,681	8,360	12,041	6,491	17,684	24,175
Time deposits	4,830	1,639	6,469	9,331	2,201	11,532
Short-term borrowings	1,127	4,270	5,397	755	6,473	7,228
Long-term borrowings and junior subordinated debentures	4,605	(1,333)	3,272	11,594	(4,040)	7,554
Total increase in interest expense	14,243	12,936	27,179	28,171	22,318	50,489
Total increase in net interest income	$46,273	$(967)	$45,306	$90,490	$(105)	$90,385

*	Interest income is presented on a tax equivalent basis using a 21 percent and 35 percent federal tax rate for 2018 and 2017, respectively.

Non-Interest Income

Non-interest income increased $9.2 million and $15.8 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017. The following table presents the components of non-interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Trust and investment services	$3,262	$2,800	$6,492	$5,544
Insurance commissions	4,026	4,358	7,847	9,419
Service charges on deposit accounts	6,679	5,342	13,932	10,578
(Losses) gains on securities transactions, net	(36)	22	(801)	(1)
Fees from loan servicing	2,045	1,831	4,268	3,646
Gains on sales of loans, net	7,642	4,791	14,395	8,919
Bank owned life insurance	2,652	1,701	4,415	4,164
Other	11,799	7,985	19,772	12,281
Total non-interest income	$38,069	$28,830	$70,320	$54,550

Insurance commissions decreased $1.6 million for the six months ended June 30, 2018 as compared to the same period in 2017 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts increased $1.3 million and $3.4 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017 mostly driven by the acquisition of USAB on January 1, 2018.

Net gains on sales of loans increased $2.9 million and $5.5 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017 largely due to a higher volume of residential mortgage loans originated for sale and better spreads resulting in higher gains on transactions executed in the second quarter of 2018. Residential mortgage loan originations (including both new and refinanced loans) increased $242.8 million to $437.2 million for the second quarter of 2018 from $194.4 million for the second quarter of 2017. During the second quarter of 2018, we sold $195 million of residential mortgages originated for sale as compared to $160 million of residential mortgage loans sold during the second quarter of 2017. During the six months ended June 30, 2018, we sold $430 million of residential mortgage loans as compared to $297 million for the same period one year ago. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in net losses of $432 thousand and net gains of $167 thousand for the three months ended June 30, 2018 and 2017, respectively, and net gains of $265 thousand and $848 thousand for the six months ended June 30, 2018 and 2017, respectively. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Other non-interest income increased $3.8 million and $7.5 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increase during the quarter was due, in part, to the aggregate effect of changes in the FDIC loss-share receivable which amounted to a net gain of $745 thousand for the second quarter of 2018 as compared to net reductions of $452 thousand for the same quarter in 2017, as well as a $699 thousand insurance recovery. The increase for the first half of 2018 as compared to the same period of 2017 was largely due to a $2.9 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $7.7 million for the six months ended June 30, 2018 as compared to $4.8 million for the six months ended June 30, 2017, and the aforementioned items for the second quarter of 2018. Swap fee income totaled $4.4 million and $4.1 million for the second quarters of 2018 and 2017, respectively.

Non-Interest Expense

Non-interest expense increased $30.7 million and $83.5 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017. The following table presents the components of non-interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Salary and employee benefits expense	$78,944	$63,564	$172,236	$129,491
Net occupancy and equipment expense	26,901	22,609	54,825	45,644
FDIC insurance assessment	8,044	4,928	13,542	10,055
Amortization of other intangible assets	4,617	2,562	8,910	5,098
Professional and legal fees	5,337	4,302	22,384	8,997
Amortization of tax credit investments	4,470	7,732	9,744	13,056
Telecommunications expense	3,015	2,707	6,609	5,366
Other	18,588	10,835	35,418	22,484
Total non-interest expense	$149,916	$119,239	$323,668	$240,191

Salary and employee benefits expense increased $15.4 million and $42.7 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increases were due, in part, to the additional staffing costs related to the USAB acquisition, including $9.8 million of change in control, severance and retention expenses for the six months ended June 30, 2018, as well as increases in both cash and stock-based incentive compensation expense. In addition to normal increases in annual compensation, Valley has also increased its investment in the technology and home mortgage consultant teams over the last 12-month period.

Net occupancy and equipment expense increased $4.3 million and $9.2 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017 mainly due to higher technology equipment related expense and increased occupancy and other costs related to the 29-branch network acquired from USAB. Net occupancy and equipment expense included $1.1 million of USAB merger related expenses for the six months ended June 30, 2018. Merger expenses within the category were immaterial for the second quarter of 2018.

Professional and legal fees increased $13.4 million for the six months ended June 30, 2018 as compared to the same period in 2017 mainly due to a $10.5 million charge related to an increase in our litigation reserves during the first quarter of 2018, as well as $815 thousand of merger related expenses in the first six months of 2018. See Note 16 to the consolidated financial statements for additional information regarding litigation matters.

Amortization of other intangible assets increased $2.1 million and $3.8 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increases were mainly due to higher amortization expense of core deposit intangibles (CDI) during the first six months of 2018 caused by $45.9 million of such intangibles generated by the USAB acquisition. See Note 10 to the consolidated financial statements for more details.

Other non-interest expense increased $7.8 million and $12.9 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017 mainly due to moderate increases in several significant components of other expense, such as data processing, travel and entertainment, debit card and ATM expense, postage, and stationery and print expenses during the second quarter of 2018 largely caused by our growth both organically and through the acquisition of USAB. Other non-interest expense also included $2.6 million and $5.0 million of USAB merger related expenses for the three and six months ended June 30, 2018.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Total non-interest expense	$149,916	$119,239	$323,668	$240,191
Less: Amortization of tax credit investments (pre-tax)	(4,470)	(7,732)	(9,744)	(13,056)
Less: Legal expenses (litigation reserve impact only, pre-tax)	—	—	(10,500)	—
Less: Merger related expenses (pre-tax)	(3,248)	—	(16,776)	—
Total non-interest expense, adjusted	$142,198	$111,507	$286,648	$227,135

Net interest income	$210,752	$164,820	$418,350	$326,688
Total non-interest income	38,069	28,830	70,320	54,550
Total net interest income and non-interest income	$248,821	$193,650	$488,670	$381,238
Efficiency ratio	60.25%	61.57%	66.23%	63.00%
Efficiency ratio, adjusted	57.15%	57.58%	58.66%	59.58%

Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we seek to achieve an adjusted efficiency ratio (as defined above) of 54 percent or less by the fourth quarter of 2018. However, we can provide no assurance that our adjusted efficiency ratio will meet our target or remain at the level reported for the third quarter of 2018.
Income Taxes

Effective January 1, 2018, the federal corporate income tax rate decreased from 35 percent to 21 percent under the Tax Act. Income tax expense totaled $19.0 million for the second quarter of 2018 as compared to $13.2 million and $20.7 million for the first quarter of 2018 and second quarter of 2017, respectively, and $32.1 million and $38.8 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 20.7 percent, 23.9 percent and 29.3 percent for the second quarter of 2018, first quarter of 2018, and second quarter of 2017, respectively, and 21.9 percent and 28.7 percent for the six months ended June 30, 2018 and 2017, respectively. The decline in the effective tax rate from the first quarter of 2018 was largely attributable to a $2 million charge included in income tax expense for the first quarter of 2018 related to effect of the USAB acquisition on our state deferred tax assets.

On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. Management is currently evaluating the effect of this new legislation on our net deferred tax asset and future tax expense. We anticipate that we will realize an immaterial tax benefit during the third quarter of 2018 due to the write up of our net deferred tax asset and, prospectively, our state tax expense will increase.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2018, we currently estimate that our effective tax rate will range from 21 percent to 23 percent primarily reflecting the impacts of the changes in federal and state tax laws (including the New Jersey surtax effective July 1, 2018), tax-exempt income, tax-advantaged investments and general business credits. See Note 15 to the consolidated financial statements for additional information regarding our tax credit investments.
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

The following tables present the financial data for each business segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,005,266	$16,834,969	$4,416,724	$—	$27,256,959
Income (loss) before income taxes	15,713	78,640	11,761	(14,351)	91,763
Annualized return on average interest earning assets (before tax)	1.05%	1.87%	1.07%	N/A	1.35%

	Three Months Ended June 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,125,615	$12,576,061	$3,715,071	$—	$21,416,747
Income (loss) before income taxes	15,055	58,387	9,864	(12,527)	70,779
Annualized return on average interest earning assets (before tax)	1.17%	1.86%	1.06%	N/A	1.32%

Consumer Lending

This segment, representing approximately 26.3 percent of our loan portfolio at June 30, 2018, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 15.2 percent of our loan portfolio at June 30, 2018) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 5.5 percent of total loans at June 30, 2018) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $879.7 million to $6.0 billion for the three months ended June 30, 2018 as compared to the second quarter of 2017. The increase was largely due to $365.9 million and $109.8 million of residential mortgage loans and home equity loans, respectively, acquired from USAB on January 1, 2018 and loan growth mainly from new and refinanced residential mortgage loan originations held for investment and collateralized personal lines of credit over the last 12 months.

Income before income taxes generated by the consumer lending segment increased $658 thousand to $15.7 million for the second quarter of 2018 as compared to $15.1 million for the second quarter of 2017. The net interest income and non-interest income increased $5.1 million and $2.8 million for the second quarter of 2018 as compared to the second quarter of 2017. The increase in net interest income was mostly due to the increase in average loans and a higher overall yield on such loans, while the increase in non-interest income was mainly due to higher gains on sales of residential mortgage loans. Non-interest expense increased $5.7 million for the second quarter of 2018 as compared to the same quarter of 2017 mainly due to higher salaries and employee benefits expenses related to the USAB acquisition. The internal transfer expense increased $1.8 million for the second quarter of 2018 as compared to the same quarter of 2017.

The net interest margin on the consumer lending portfolio decreased 6 basis points to 2.73 percent for the second quarter of 2018 as compared to the same quarter one year ago mainly due to a 23 basis point increase in the costs associated with our funding sources, partially offset by a 17 basis point increase in yield on average loans. The increase in our cost of funds was primarily due to increased short-term interest rates resulting from the Federal Reserve's gradual increase in short-term market interest rates during 2017 and 2018 and strong competition for new and existing deposits. The increase in loan yield was mainly due to higher market interest rates on new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $3.8 billion and represented 16.5 percent of the total loan portfolio at June 30, 2018. Commercial real estate loans and construction loans totaled $13.3 billion and represented 57.2 percent of the total loan portfolio at June 30, 2018.

Average interest earning assets in this segment increased $4.3 billion to $16.8 billion for the three months ended June 30, 2018 as compared to the second quarter of 2017. This increase was mostly due to approximately $3.3 billion of commercial PCI loans acquired from USAB, organic loan growth and, to a much lesser extent, purchases of loan participations during the last 12 months.

For the three months ended June 30, 2018, income before income taxes for the commercial lending segment increased $20.3 million to $78.6 million as compared to the same quarter of 2017. Net interest income increased $38.3 million to $152 million for the second quarter of 2018 as compared to the same quarter in 2017 largely due to higher average balances, as well as an increase in yield on new loan originations. Internal transfer expense and non-interest expense increased $12.4 million and $2.6 million, respectively, during the second quarter of 2018 as compared to the same quarter in 2017 due, in part, to the USAB acquisition. The provision for credit losses increased $3.7 million to $5.1 million during the three months ended June 30, 2018 as compared to $1.4 million for the second quarter of 2017 due to higher allocated reserves related to impaired loans and loan growth. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment decreased 1 basis point to 3.61 percent for the second quarter of 2018 as compared to the same period of 2017 largely due to a 23 basis point increase in the cost of our funding sources, mostly offset by a 22 basis point increase in yield on average loans.
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

Average interest earning assets in this segment increased $701.7 million during the second quarter of 2018 as compared to the second quarter of 2017. The increase was largely due to investment securities acquired from USAB and a $61.0 million increase in average federal funds sold and other interest bearing deposits for the three months ended June 30, 2018 as compared to the same quarter of 2017.

For the quarter ended June 30, 2018, income before income taxes for the investment management segment increased $1.9 million to $11.8 million as compared to the second quarter in 2017 largely due to a $2.6 million increase in net interest income mainly driven by the higher average investment balances and better yields on new investments purchased during the first six months of 2018.

The net interest margin for this segment decreased 11 basis points to 2.11 percent for the second quarter of 2018 as compared to the same quarter of 2017 largely due to a 23 basis point increase in costs associated with our funding sources, partially offset by a 12 basis point increase in the yield on average investments. The increase in the yield on average investments was partly due to purchases of higher yielding securities over the last six months and the positive impact of increased market interest rates on the variable rate portion of our securities portfolio.
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

The pre-tax net loss for the corporate segment increased $1.8 million to $14.4 million for the three months ended June 30, 2018 as compared to the second quarter in 2017. The increase in the net loss for this segment was mainly due to an increase in non-interest expense, partially offset by an increase in internal transfer income. The non-interest expense increased $22.3 million to $105.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was largely due to charges related to higher salaries and employee benefits, net occupancy and equipment, and other non-interest expenses. See further details in the "Non-

Interest Expense" section above. Internal transfer income increased $15.8 million to $86.2 million for the three months ended June 30, 2018 as compared to the second quarter in 2017.

The following tables present the financial data for each business segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,953,524	$16,619,573	$4,432,184	$—	$27,005,281
Income (loss) before income taxes	30,760	145,606	20,830	(50,284)	146,912
Annualized return on average interest earning assets (before tax)	1.03%	1.75%	0.94%	N/A	1.09%

	Six Months Ended June 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,085,438	$12,423,023	$3,676,024	$—	$21,184,485
Income (loss) before income taxes	30,459	107,765	19,576	(22,855)	134,945
Annualized return on average interest earning assets (before tax)	1.20%	1.73%	1.07%	N/A	1.27%

Consumer Lending

Average interest earning assets in this segment increased $868.1 million to $6.0 billion for the six months ended June 30, 2018 as compared to the same period in 2017. The increase was largely due to $365.9 million and $109.8 million of residential mortgage loans and home equity loans, respectively, acquired from USAB on January 1, 2018 and loan growth mainly from new and refinanced residential mortgage loan originations held for investment and collateralized personal lines of credit over the last 12 months.

Income before income taxes generated by the consumer lending segment increased $301 thousand to $30.8 million for the six months ended June 30, 2018 as compared to $30.5 million for the same period in 2017 largely due to increases of $11.7 million and $3.5 million in net interest income and non-interest income, respectively. The increased net interest income was mostly due to higher average loans and yields on new loan volumes, while the increase in non-interest income was largely due to higher gains on sales of residential mortgage loans. Non-interest expense increased $10.6 million for the six months ended June 30, 2018 as compared to the same period in 2017 mainly due to higher salaries and employee benefits expenses related to the USAB acquisition. The internal transfer expense increased $3.2 million for the six months ended June 30, 2018 as compared to the same period in 2017. The provision for loan losses increased $1.0 million largely due to loan growth. See further detail in the "Allowance for Credit Losses" section.

The net interest margin on the consumer lending portfolio decreased 1 basis point to 2.77 percent for the six months ended June 30, 2018 as compared to the same period one year ago mainly due to a 21 basis point increase in the costs associated with our funding sources, mostly offset by a 20 basis point increase in yield on average loans. The increase in our cost of funds was primarily due to increased short-term interest rates resulting from the Federal Reserve's gradual increase in short-term market interest rates during 2017 and 2018 and intense competition for deposits specifically in our New Jersey and New York markets. The increase in yield was mainly due to higher market interest rates on new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

Average interest earning assets in this segment increased $4.2 billion to $16.6 billion for the six months ended June 30, 2018 as compared to the same period in 2017. This increase was mostly due to approximately $3.3 billion of commercial PCI loans acquired from USAB, organic loan growth and, to a much lesser extent, purchases of loan participations during the last 12 months.

For the six months ended June 30, 2018, income before income taxes for the commercial lending segment increased $37.8 million to $145.6 million as compared to the same period in 2017. Net interest income increased $76.0 million to $301.3 million for the six months ended June 30, 2018 as compared to the same period in 2017 largely due to higher average balances, as well as an increase in yield on new loan originations. Non-interest income increased $4.7 million for the six months ended June 30, 2018 as compared to the same period in 2017 mainly due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $7.7 million for the six months ended June 30, 2018 as compared to $4.8 million for the same period in 2017. Internal transfer expense and non-interest expense increased $21.3 million and $10.5 million, respectively, during the six months ended June 30, 2018 as compared to the same period in 2017 due, in part, to the USAB acquisition. The provision for credit losses increased $11.0 million to $14.4 million during the six months ended June 30, 2018 as compared to $3.4 million for the same period in 2017 due to higher allocated reserves related to impaired loans and loan growth. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment increased 1 basis point to 3.63 percent for the six months ended June 30, 2018 as compared to the same period of 2017 as a 22 basis point increase in yield on average loans was partially offset by a 21 basis point increase in the cost of our funding sources.
Investment Management

Average interest earning assets in this segment increased $756.2 million during the six months ended June 30, 2018 as compared to the same period in 2017. The increase was largely due to investment securities acquired from USAB and an $89.3 million increase in average federal funds sold and other interest bearing deposits for the six months ended June 30, 2018 as compared to the same period in 2017.

For the six months ended June 30, 2018, income before income taxes for the investment management segment increased $1.3 million to $20.8 million as compared to the same period in 2017 mainly due to a $4.3 million increase in net interest income, partially offset by a $3.2 million increase in the internal transfer expense. The increase in net interest income was mainly driven by the higher average investment balances during the six months ended June 30, 2018 as compared to the same period of 2017, partially offset by lower yield on tax-exempt securities caused, in part, by the changes in tax law.

The net interest margin for this segment decreased 18 basis points to 2.05 percent for the six months ended June 30, 2018 as compared to the same period of 2017 largely due to a 21 basis point increase in costs associated with our funding sources, partially offset by a 3 basis point increase in the yield on average investments. The increase in the yield on average investments was partly due to purchases of higher yielding securities mainly over the last six months and the positive impact of increased market interest rates on the variable rate portion of our securities portfolio.
Corporate and other adjustments

The pre-tax net loss for the corporate segment increased $27.4 million to $50.3 million for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in the net loss for this segment was mainly due to an increase in non-interest expense, partially offset by a decrease in internal transfer income. The non-interest expense increased $62.2 million to $230.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was largely due to higher salaries and employee benefits expenses related to the USAB acquisition and charges related to USAB merger expense and professional and legal fees for litigation reserves recognized during the first half of 2018. See further details in the "Non-Interest Expense" section above. Internal transfer income increased $27.7 million to $172.1 million for the six months ended June 30, 2018 as compared to the same period in 2017.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2018. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2018. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2018. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2018 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2018. The model also utilizes an immediate parallel shift in the market interest rates at June 30, 2018.

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

Convexity is a measure of how the duration of a financial instrument changes as market interest rates change. Potential movements in the convexity of bonds held in our investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact on our net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table below. Management cannot provide any assurance about the actual effect of changes in interest rates on our net interest income.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$(3,900)	(0.42)%
+100	(782)	(0.09)
–100	(29,558)	(3.24)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 months by 0.09 percent. The Bank’s sensitivity to changes in market rates declined as compared to December 31, 2017 (which projected a decrease of 0.35 percent in net interest income over a 12 month period). The change in the sensitivity of our balance sheet since December 31, 2017 was primarily due to the impact of the interest earning assets and interest bearing liabilities acquired from USAB in the first quarter of 2018. However, the net asset sensitivity of the acquired financial instruments was largely mitigated by a significant increase in short-term borrowings during the second quarter of 2018. Future changes including, but not limited to, deposit and borrowings strategies, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.

Our interest rate swaps designated as cash flow hedging relationships are designed to protect us from upward movements in interest rates on certain deposits and other borrowings based on the three-month LIBOR rate or the prime rate (as reported by The Wall Street Journal). Our cash flow interest rate swaps had a total notional value of $482 million at June 30, 2018 and currently pay fixed and receive floating rates. We also utilize fair value and non-designated hedge interest rate swaps to effectively convert fixed rate loans, and a much smaller amount of certain brokered certificates of deposit, to floating rate instruments. The cash flow hedges are expected to benefit our net interest income in a rising interest rate environment. However, due to the relatively low level of market interest rates and the strike rate of these instruments, the cash flow hedge interest rate swaps and cap negatively impacted our net interest income during the six months ended June 30, 2018. This negative trend will likely continue based upon the current market expectations regarding the Federal Reserve’s monetary policies which are designed to impact the level of market interest rates. See Note 13 to the consolidated financial statements for further details on our derivative transactions.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at June 30, 2018.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.4 billion, representing 8.9 percent of earning assets, at June 30, 2018 and $2.0 billion, representing 9.3 percent of earning assets, at December 31, 2017. Of the $2.4 billion of liquid assets at June 30, 2018, approximately $1.0 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $428 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2018) are projected to be approximately $6.1 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $19.6 billion and $15.4 billion for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively, representing 72.7 percent and 71.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $707 million for a short term from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2018, our borrowing capacity under the Federal Reserve's discount window was $1.1 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings increased $2.1 billion to $2.9 billion at June 30, 2018 as compared to December 31, 2017 mostly due to new FHLB advances used for normal loan funding activity and liquidity purposes during the first half of 2018. Additionally, we assumed $650 billion of borrowings in the USAB acquisition, consisting of FHLB borrowings and securities sold under agreements to repurchase. The change in short-term borrowings is generally driven by the levels of loan originations both for investment and sale, repayments of long-term borrowings, and our use of time deposits, fully insured brokered deposits and other short-term funding in our current liquidity/funding strategies.
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
Investment Securities Portfolio

As of June 30, 2018, we had $2.0 billion and $1.8 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities (including 9 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 1 pooled security) and high quality corporate bonds issued by banks at June 30, 2018. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2018:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,557,675	$9,178	$(43,161)	$1,523,692
AA Rated	290,368	4,329	(1,922)	292,775
A Rated	39,984	547	(321)	40,210
BBB Rated	3,000	49	—	3,049
Non-investment grade	7,413	57	(1,149)	6,321
Not rated	131,754	132	(9,151)	122,735
Total investment securities held to maturity	$2,030,194	$14,292	$(55,704)	$1,988,782
Available for sale investment grades:*
AAA Rated	$1,669,102	$965	$(52,074)	$1,617,993
AA Rated	96,485	70	(1,907)	94,648
A Rated	43,431	143	(481)	43,093
BBB Rated	12,145	67	(272)	11,940
Non-investment grade	20,281	587	(1,450)	19,418
Not rated	47,509	84	(1,218)	46,375
Total investment securities available for sale	$1,888,953	$1,916	$(57,402)	$1,833,467

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The unrealized losses in the AAA rated category (in the above table) in both held to maturity and available for sale investments securities are mainly related to residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac. The held to maturity portfolio includes $131.8 million in investments not rated by the rating agencies with aggregate unrealized losses of $9.2 million at June 30, 2018. The unrealized losses for this category included $6.6 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2018, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three and six months ended June 30, 2018 and 2017 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	($ in thousands)
Loans
Commercial and industrial	$3,829,525	$3,631,597	$2,741,425	$2,706,912	$2,631,312
Commercial real estate:
Commercial real estate	11,913,830	11,706,228	9,496,777	9,351,068	9,230,514
Construction	1,376,732	1,372,508	851,105	903,640	881,073
Total commercial real estate	13,290,562	13,078,736	10,347,882	10,254,708	10,111,587
Residential mortgage	3,528,682	3,321,560	2,859,035	2,941,435	2,724,777
Consumer:
Home equity	520,849	549,329	446,280	448,842	450,510
Automobile	1,281,735	1,222,721	1,208,902	1,171,685	1,150,343
Other consumer	783,363	748,824	728,056	677,880	642,231
Total consumer loans	2,585,947	2,520,874	2,383,238	2,298,407	2,243,084
Total loans *	$23,234,716	$22,552,767	$18,331,580	$18,201,462	$17,710,760
As a percent of total loans:
Commercial and industrial	16.5%	16.1%	15.0%	14.9%	14.8%
Commercial real estate	57.2%	58.0%	56.4%	56.3%	57.1%
Residential mortgage	15.2%	14.7%	15.6%	16.2%	15.4%
Consumer loans	11.1%	11.2%	13.0%	12.6%	12.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned premiums and deferred loan costs of $18.7 million, $22.0 million, $22.2 million, $18.5 million, and $16.7 million at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

Loans increased $681.9 million to approximately $23.2 billion at June 30, 2018 from March 31, 2018. The increase was mainly due to strong quarter over quarter organic growth in total commercial real estate loans, commercial and industrial loans and residential mortgage loans. During the second quarter of 2018, Valley also originated $219 million of residential mortgage loans for sale rather than held for investment. Residential mortgage loans held for sale totaled $32.7 million and $15.1 million at June 30, 2018 and March 31, 2018, respectively.

Total commercial and industrial loans increased $197.9 million from March 31, 2018 to approximately $3.8 billion at June 30, 2018, despite the $87.4 million decline in the PCI loan portion of the portfolio during the second quarter of 2018. Exclusive of the decline in PCI loans, the non-PCI commercial and industrial loans increased by $285.4 million, or 41.7 percent on an annualized basis, mostly due to strong quarter over quarter organic growth during the second quarter of 2018.

Commercial real estate loans (excluding construction loans) increased $207.6 million from March 31, 2018 to $11.9 billion at June 30, 2018, net of a normal decline in PCI loans. During the second quarter of 2018, non-PCI loans increased $304.9 million, or 13.9 percent on an annualized basis, due to solid organic loan volumes generated across a broad based segment of borrowers within the commercial real estate portfolio. Construction loans increased $4.2 million (net of a $41.7 million decline in PCI loans) to $1.4 billion at June 30, 2018 from March 31, 2018.

Total residential mortgage loans increased $207.1 million to approximately $3.5 billion at June 30, 2018 from March 31, 2018 due to strong production from our growing team of home mortgage consultants during the second quarter of 2018. New and refinanced residential mortgage loan originations totaled approximately $437 million for the second quarter of 2018 as compared to $372 million and $194 million for the first quarter of 2018 and second quarter of 2017, respectively. We sold approximately $195 million of residential mortgage loans during the second quarter of 2018.
Home equity loans totaling $520.8 million at June 30, 2018 decreased by $28.5 million as compared to March 31, 2018 partly due to a decline of $14.2 million in the PCI loan portion of the portfolio during the second quarter of 2018. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be weak. We believe this trend may continue in 2018 due to many factors, including the Tax Act changes that limit the deductibility of mortgage interest expense for homeowners.
Automobile loans increased by $59.0 million, or 19.3 percent on an annualized basis, to $1.3 billion at June 30, 2018 as compared to March 31, 2018. Overall loan volumes improved during the second quarter of 2018 largely due to the impact of inclement weather on auto sales in the Northeast region during the first quarter of 2018. Our Florida dealership network contributed $41 million in auto loan originations, representing approximately 22 percent of Valley's total new auto loan production during the second quarter of 2018 and was relatively consistent with the linked first quarter of 2018.
Other consumer loans increased $34.5 million to $783.4 million at June 30, 2018 as compared to $748.8 million at March 31, 2018 mostly due continued growth and customer usage of collateralized personal lines of credit.
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
Purchased Credit-Impaired Loans

PCI loans increased $3.2 billion to $4.6 billion at June 30, 2018 from $1.4 billion at December 31, 2017, mainly due to $3.7 billion of PCI loans acquired from USAB on January 1, 2018. Our PCI loans also include loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage and other consumer loans, totaled $31.1 million and $38.7 million at June 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$4,915,833	$691,086	$1,654,701	$269,831
Accretion	60,536	(60,536)	23,553	(23,553)
Payments received	(328,620)	—	(136,785)	—
Transfers to other real estate owned	(48)	—	—	—
Balance, end of the period	$4,647,701	$630,550	$1,541,469	$246,278

	Six Months Ended June 30,
	2018		2017
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,387,215	$282,009	$1,771,502	$294,514
Acquisition	3,744,682	474,208	—	—
Accretion	125,667	(125,667)	48,236	(48,236)
Payments received	(609,670)	—	(274,735)	—
Transfers to other real estate owned	(193)	—	(3,534)	—
Balance, end of the period	$4,647,701	$630,550	$1,541,469	$246,278

Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO) and other repossessed assets (which consist of automobiles) at June 30, 2018. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets totaling $97.1 million at June 30, 2018 increased 29.5 percent and 77.9 percent from March 31, 2018 and June 30, 2017, respectively, (as shown in the table below). The increase in non-performing assets at June 30, 2018 was mainly due to the addition of $31.1 million of taxi medallion loans to non-accrual commercial and industrial loans during the second quarter of 2018. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.42 percent at June 30, 2018. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	($ in thousands)
Accruing past due loans:*
30 to 59 days past due:
Commercial and industrial	$6,780	$5,405	$3,650	$1,186	$2,391
Commercial real estate	4,323	3,699	11,223	4,755	6,983
Construction	175	532	12,949	—	—
Residential mortgage	7,961	6,460	12,669	7,942	4,677
Total Consumer	6,573	5,244	8,409	5,205	4,393
Total 30 to 59 days past due	25,812	21,340	48,900	19,088	18,444
60 to 89 days past due:
Commercial and industrial	1,533	804	544	3,043	2,686
Commercial real estate	—	—	—	626	8,233
Construction	—	1,099	18,845	2,518	854
Residential mortgage	1,978	4,081	7,903	1,604	1,721
Total Consumer	860	1,489	1,199	1,019	1,007
Total 60 to 89 days past due	4,371	7,473	28,491	8,810	14,501
90 or more days past due:
Commercial and industrial	560	653	—	125	—
Commercial real estate	27	27	27	389	2,315
Construction	—	—	—	—	2,879
Residential mortgage	2,324	3,361	2,779	1,433	3,353
Total Consumer	198	372	284	301	275
Total 90 or more days past due	3,109	4,413	3,090	2,248	8,822
Total accruing past due loans	$33,292	$33,226	$80,481	$30,146	$41,767
Non-accrual loans:*
Commercial and industrial	$53,596	$25,112	$20,890	$11,983	$11,072
Commercial real estate	7,452	8,679	11,328	13,870	15,514
Construction	1,100	732	732	1,116	1,334
Residential mortgage	19,303	22,694	12,405	12,974	12,825
Total Consumer	3,003	3,104	1,870	1,844	1,409
Total non-accrual loans	84,454	60,321	47,225	41,787	42,154
Other real estate owned (OREO)	11,760	13,773	9,795	10,770	10,182
Other repossessed assets	864	858	441	480	342
Non-accrual debt securities	—	—	—	2,115	1,878
Total non-performing assets (NPAs)	$97,078	$74,952	$57,461	$55,152	$54,556
Performing troubled debt restructured loans	$83,694	$116,414	$117,176	$113,677	$109,802
Total non-accrual loans as a % of loans	0.36%	0.27%	0.26%	0.23%	0.24%
Total NPAs as a % of loans and NPAs	0.42	0.33	0.31	0.30	0.31
Total accruing past due and non-accrual loans as a % of loans	0.51	0.41	0.70	0.40	0.47
Allowance for loan losses as a % of non-accrual loans	164.30	220.26	255.92	284.70	276.24

* Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

Loans past due 30 to 59 days increased $4.5 million to $25.8 million at June 30, 2018 as compared to March 31, 2018 largely due to increases in several loan types. Commercial and industrial loans increased $1.4 million mainly due to NYC taxi medallion loans at the early stage of delinquency reported within this category at June 30, 2018 that are subsequently performing to their contractual terms or in the process of renewal.

Loans past due 60 to 89 days decreased $3.1 million to $4.4 million at June 30, 2018 as compared to March 31, 2018 mainly due to decreases across most of the loan types within this delinquency category. Construction loans decreased $1.1 million due to the migration of one potential problem loan relationship at March 31, 2018 to the non-accrual loans category at June 30, 2018. Residential loan delinquencies within this past due category decreased $1.5 million largely due to improved performance.

Loans past due 90 days or more and still accruing decreased $1.3 million to $3.1 million at June 30, 2018 as compared to $4.4 million at March 31, 2018 mainly due to improved performance. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $24.1 million to $84.5 million at June 30, 2018 as compared to $60.3 million at March 31, 2018 mainly due to taxi medallion loans totaling $31.1 million (See further discussion of our taxi medallion lending below) moved to non-accrual status during the second quarter of 2018. As a result, non-accrual loans increased to 0.36 percent of total loans at June 30, 2018 as compared to 0.27 percent of total loans at March 31, 2018. In addition, non-accrual construction loans increased $368 thousand due to the aforementioned $1.1 million loan that migrated from the 90 days or more past due delinquency category, partially offset by one non-accrual loan totaling $732 thousand reported at March 31, 2018 that paid-off during the second quarter of 2018.

During the second quarter of 2018, we continued to closely monitor our NYC and Chicago taxi medallion loans totaling $125.9 million and $9.0 million, respectively, within the commercial and industrial loan portfolio at June 30, 2018. While the vast majority of the taxi medallion loans are currently performing, negative trends in the market valuations of the underlying taxi medallion collateral could impact the future performance and internal classification of this portfolio. At June 30, 2018, the medallion portfolio included impaired loans totaling $64.7 million with related reserves of $23.2 million within the allowance for loan losses as compared to impaired loans totaling $65.0 million with related reserves of $19.9 million at March 31, 2018. At June 30, 2018, the impaired medallion loans largely consisted of performing troubled debt restructured (TDR) loans classified as substandard loans, as well as $44.7 million of non-accrual taxi cab medallion loans classified as doubtful. Our non-accrual taxi medallion loans increased from $13.9 million at March 31, 2018 primarily due to weakened levels of cash flow, collateral and guarantor support in relation to several previously impaired TDR loans, and not due to actual loan performance.
Valley's historical taxi medallion lending criteria had been conservative in regards to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at June 30, 2018 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of approximately $10 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at June 30, 2018. Additionally, Valley currently has $32.1 million of performing non-impaired taxi medallion loans which are scheduled to mature during 2018 and 2019, and $21.0 million that mature between 2023 and 2027. If the loans with 2018 and 2019 maturities became TDRs upon maturity and renewal, an additional reserve of $9.9 million would be required based on the allowance methodology at June 30, 2018.
OREO properties decreased $2.0 million to $11.8 million at June 30, 2018 from $13.8 million at March 31, 2018 primarily due to higher volume of sales of OREO properties. Net gains and losses on the sale of OREO were immaterial during the six months ended June 30, 2018. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million at June 30, 2018.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $32.7 million to $83.7 million at June 30, 2018 as compared to $116.4 million at March 31, 2018 mainly due to taxi medallion loans totaling $27.9 million migrating to non-accrual loans category. Performing TDRs consisted of 101 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at June 30, 2018. On an aggregate basis, the $83.7 million in performing TDRs at June 30, 2018 had a modified weighted average interest rate of approximately 5.46 percent as compared to a pre-modification weighted average interest rate of 4.83 percent. The increase in the modified weighted average interest rate of the performing TDRs as compared to the pre-modification weighted average interest rate was largely due to loans restructured at higher current market interest rates, but with extended loan terms.
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

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)
Average loans outstanding	$22,840,235	$22,302,991	$17,701,676	$22,573,097	$17,508,461
Beginning balance - Allowance for credit losses	136,704	124,452	117,696	124,452	116,604
Loans charged-off:
Commercial and industrial	(642)	(131)	(2,910)	(773)	(4,624)
Commercial real estate	(38)	(310)	(139)	(348)	(553)
Construction	—	—	—	—	—
Residential mortgage	(99)	(68)	(229)	(167)	(359)
Total Consumer	(1,422)	(1,211)	(1,011)	(2,633)	(2,132)
Total charge-offs	(2,201)	(1,720)	(4,289)	(3,921)	(7,668)
Charged-off loans recovered:
Commercial and industrial	819	2,107	312	2,926	1,160
Commercial real estate	15	369	346	384	488
Construction	—	—	294	—	294
Residential mortgage	180	80	235	260	683
Total Consumer	495	468	395	963	958
Total recoveries	1,509	3,024	1,582	4,533	3,583
Net (charge-offs) recoveries	(692)	1,304	(2,707)	612	(4,085)
Provision charged for credit losses	7,142	10,948	3,632	18,090	6,102
Ending balance - Allowance for credit losses	$143,154	$136,704	$118,621	$143,154	$118,621
Components of allowance for credit losses:
Allowance for loan losses	$138,762	$132,862	$116,446	$138,762	$116,446
Allowance for unfunded letters of credit	4,392	3,842	2,175	4,392	2,175
Allowance for credit losses	$143,154	$136,704	$118,621	$143,154	$118,621
Components of provision for credit losses:
Provision for losses on loans	$6,592	$10,702	$3,710	$17,294	$6,112
Provision for unfunded letters of credit	550	246	(78)	796	(10)
Provision for credit losses	$7,142	$10,948	$3,632	$18,090	$6,102
Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	(0.02)%	0.06%	(0.01)%	0.05%
Allowance for credit losses as a % of non-PCI loans	0.77	0.78	0.73	0.77	0.73
Allowance for credit losses as a % of total loans	0.62	0.61	0.67	0.62	0.67

During the second quarter of 2018 and 2017, we recognized net loan charge-offs totaling $692 thousand and $2.7 million, respectively, as compared to net recoveries of loan charge-offs of $1.3 million in the first quarter of 2018. The overall level of loan charge-offs has continued to be low, despite a moderate increase in automobile loan charge-offs within the total consumer category during the six months ended June 30, 2018 as compared to the same period of 2017.

During the second quarter of 2018, we recorded a $7.1 million provision for credit losses as compared to $10.9 million and $3.6 million for the first quarter of 2018 and the second quarter of 2017, respectively. For the first half of 2018, the provision for credit losses increased $12.0 million as compared to the same period in 2017 mainly due to higher specific reserves allocated to impaired taxi medallion loans at June 30, 2018, as well as strong non-PCI loan growth during the first half of 2018.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2018		March 31, 2018		June 30, 2017
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$78,649	2.05%	$70,388	1.94%	$53,792	2.04%
Commercial real estate loans:
Commercial real estate	33,234	0.28%	36,109	0.31%	37,180	0.40%
Construction	20,578	1.49%	20,570	1.50%	18,275	2.07%
Total commercial real estate loans	53,812	0.40%	56,679	0.43%	55,455	0.55%
Residential mortgage loans	4,624	0.13%	4,100	0.12%	4,186	0.15%
Consumer loans:
Home equity	604	0.12%	547	0.10%	582	0.13%
Auto and other consumer	5,465	0.26%	4,990	0.25%	4,606	0.26%
Total consumer loans	6,069	0.23%	5,537	0.22%	5,188	0.23%
Total allowance for credit losses	$143,154	0.62%	$136,704	0.61%	$118,621	0.67%

*	Includes the reserve for unfunded letters of credit.
The allowance for credit losses comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.62 percent, 0.61 percent and 0.67 percent at June 30, 2018, March 31, 2018 and June 30, 2017, respectively. At June 30, 2018, our allowance allocations for losses as a percentage of total loans remained relatively unchanged as compared to March 31, 2018 for most loan categories, except for commercial and industrial loans which increased 0.11 percent largely due to higher specific reserves for impaired taxi medallion loans and, to a much lesser extent, internally classified loans.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $4.6 billion) was 0.77 percent, 0.78 percent and 0.73 percent at June 30, 2018, March 31, 2018 and June 30, 2017, respectively. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at June 30, 2018, March 31, 2018 and June 30, 2017.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2018 and December 31, 2017, shareholders’ equity totaled approximately $3.3 billion and $2.5 billion, respectively, and represented 10.9 percent and 10.6 percent of total assets, respectively. During the six months ended June 30, 2018, total shareholders’ equity increased by $744.1 million primarily due to (i) the additional capital of $737.2 million issued in the USAB acquisition, (ii) net income of $114.8 million, (iii) an $8.6 million increase attributable to the effect of our stock incentive plan and (iv) net proceeds of $1.0 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 87 thousand shares. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $79.5 million, (ii) $23.1 million of other comprehensive losses, and (iii) a $14.9 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2018. See Note 4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and six months ended June 30, 2018.
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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of January 1, 2018, Valley and Valley National Bank are required to maintain a capital conservation buffer of 1.875 percent. As of June 30, 2018, and December 31, 2017, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer required to be phased in at these dates under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2018 and December 31, 2017:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2018
Total Risk-based Capital
Valley	$2,699,896	11.77%	$2,264,603	9.875%	N/A	N/A
Valley National Bank	2,613,737	11.42	2,260,587	9.875	$2,289,202	10.00%
Common Equity Tier 1 Capital
Valley	1,997,937	8.71	1,461,959	6.375	N/A	N/A
Valley National Bank	2,370,583	10.36	1,459,366	6.375	1,487,981	6.50
Tier 1 Risk-based Capital
Valley	2,212,742	9.65	1,805,949	7.875	N/A	N/A
Valley National Bank	2,370,583	10.36	1,802,746	7.875	1,831,361	8.00
Tier 1 Leverage Capital
Valley	2,212,742	7.72	1,146,571	4.00	N/A	N/A
Valley National Bank	2,370,583	8.28	1,144,983	4.00	1,431,229	5.00

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2017
Total Risk-based Capital
Valley	$2,258,044	12.61%	$1,656,575	9.25%	N/A	N/A
Valley National Bank	2,185,967	12.23	1,653,088	9.25	$1,787,122	10.00%
Common Equity Tier 1 Capital
Valley	1,651,849	9.22	1,029,763	5.75	N/A	N/A
Valley National Bank	1,961,316	10.97	1,027,595	5.75	1,161,629	6.50
Tier 1 Risk-based Capital
Valley	1,864,279	10.41	1,298,397	7.25	N/A	N/A
Valley National Bank	1,961,316	10.97	1,295,663	7.25	1,429,698	8.00
Tier 1 Leverage Capital
Valley	1,864,279	8.03	928,484	4.00	N/A	N/A
Valley National Bank	1,961,316	8.47	926,459	4.00	1,158,074	5.00

The Dodd-Frank Act required federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted which altered several provisions of the Dodd-Frank Act, including requirements of company-run stress tests. With the enactment, bank holding companies with assets of less than $100 billion are no longer subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of the results. Subsequently, the OCC issued a letter to each covered bank with assets less than $100 billion that officially communicated an extension, through November 25, 2019, with respect to the stress tests that would have been required for the 2018 and 2019 stress-test cycles. While Valley is no longer required to publish company-run annual stress tests, it continues to internally run stress tests of its capital position that are subject to review by Valley's primary regulators.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2018	December 31, 2017
	($ in thousands, except for share data)
Common shares outstanding	331,454,025	264,468,851
Shareholders’ equity	$3,277,312	$2,533,165
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,162,858	733,144
Tangible common shareholders’ equity	$1,904,763	$1,590,330
Tangible book value per common share	$5.75	$6.01
Book value per common share	$9.26	$8.79
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 33.3 percent for the six months ended June 30, 2018 as compared to 24.1 percent for the year ended December 31, 2017. Our retention ratio increased from the year ended December 31, 2017, however it was negatively impacted by infrequent charges, including legal expenses related to litigation reserves, USAB merger expense and a charge to income tax expense related to the effect of the USAB acquisition on our state deferred tax assets during the six months ended June 30, 2018. Our retention ratio is expected to improve during the remainder of 2018 due to, among other factors, higher earnings from continued loan growth, synergies from the USAB acquisition, including the full systems integration completed in the second quarter of 2018, and further implementation of our LIFT initiatives.
Cash dividends declared amounted to $0.22 per common share for both the six months ended June 30, 2018 and 2017, respectively. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
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

Based on such evaluation, Valley’s CEO and CFO have concluded that, as a result of the material weakness in Valley’s internal control over financial reporting previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), Valley’s disclosure controls and procedures were not effective as of June 30, 2018.

As previously disclosed in the 2017 10-K, management identified the following material weakness in internal controls as of December 31, 2017:

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

During the first quarter of 2018, Valley initiated remediation efforts. Management reviewed the design and operation of the controls and made enhancements to the proper identification and escalation of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints that require the attention of senior management and those charged with governance. During the second quarter of 2018, management continued to refine and implement such enhancements. Management is still evaluating these new controls and procedures. Once placed in operation for a sufficient period of time, Valley will subject them to appropriate tests in order to determine whether they are operating effectively.

(b) Changes in internal controls over financial reporting. As discussed above, management has continued to remediate the underlying causes of the material weakness disclosed in the 2017 10-K. Other than the plan for remediation described above, there has been no change in Valley’s internal control over financial reporting in the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2018 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2018 to April 30, 2018	32,458	$12.08	—	4,112,465
May 1, 2018 to May 31, 2018	2,584	12.95	—	4,112,465
June 1, 2018 to June 30, 2018	7,088	12.59	—	4,112,465
Total	42,130	$12.58	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2018.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 8, 2018	Ira Robbins
President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
August 8, 2018	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer