Form 10-Q
period 2018-09-30
VALLEY NATIONAL BANCORP
filed 2018-11-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐			Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 331,491,620 shares were outstanding as of November 7, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$262,653	$243,310
Interest bearing deposits with banks	93,726	172,800
Investment securities:
Held to maturity (fair value of $2,016,354 at September 30, 2018 and $1,837,620 at December 31, 2017)	2,072,363	1,842,691
Available for sale	1,749,001	1,493,905
Total investment securities	3,821,364	3,336,596
Loans held for sale, at fair value	31,675	15,119
Loans	24,111,290	18,331,580
Less: Allowance for loan losses	(144,963)	(120,856)
Net loans	23,966,327	18,210,724
Premises and equipment, net	341,060	287,705
Bank owned life insurance	438,238	386,079
Accrued interest receivable	92,666	73,990
Goodwill	1,085,710	690,637
Other intangible assets, net	80,771	42,507
Other assets	667,758	542,839
Total Assets	$30,881,948	$24,002,306
Liabilities
Deposits:
Non-interest bearing	$6,135,001	$5,224,928
Interest bearing:
Savings, NOW and money market	11,036,700	9,365,013
Time	5,416,571	3,563,521
Total deposits	22,588,272	18,153,462
Short-term borrowings	2,968,431	748,628
Long-term borrowings	1,728,805	2,315,819
Junior subordinated debentures issued to capital trusts	55,283	41,774
Accrued expenses and other liabilities	238,221	209,458
Total Liabilities	27,579,012	21,469,141
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000:
Series A (4,600,000 shares issued at September 30, 2018 and December 31, 2017)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2018 and December 31, 2017)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 331,622,970 shares at September 30, 2018 and 264,498,643 shares at December 31, 2017)	116,154	92,727
Surplus	2,793,158	2,060,356
Retained earnings	262,368	216,733
Accumulated other comprehensive loss	(76,944)	(46,005)
Treasury stock, at cost (121,546 common shares at September 30, 2018 and 29,792 common shares at December 31, 2017)	(1,491)	(337)
Total Shareholders’ Equity	3,302,936	2,533,165
Total Liabilities and Shareholders’ Equity	$30,881,948	$24,002,306
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$265,870	$185,864	$751,146	$541,937
Interest and dividends on investment securities:
Taxable	21,362	17,922	64,907	54,439
Tax-exempt	5,023	3,752	16,383	11,726
Dividends	3,981	2,657	9,648	6,945
Interest on federal funds sold and other short-term investments	805	546	2,570	1,156
Total interest income	297,041	210,741	844,654	616,203
Interest Expense
Interest on deposits:
Savings, NOW and money market	28,775	15,641	75,848	38,538
Time	20,109	10,852	51,360	30,571
Interest on short-term borrowings	15,193	5,161	31,838	14,578
Interest on long-term borrowings and junior subordinated debentures	16,164	15,142	50,458	41,883
Total interest expense	80,241	46,796	209,504	125,570
Net Interest Income	216,800	163,945	635,150	490,633
Provision for credit losses	6,552	1,640	24,642	7,742
Net Interest Income After Provision for Credit Losses	210,248	162,305	610,508	482,891
Non-Interest Income
Trust and investment services	3,143	3,062	9,635	8,606
Insurance commissions	3,646	4,519	11,493	13,938
Service charges on deposit accounts	6,597	5,558	20,529	16,136
(Losses) gains on securities transactions, net	(79)	6	(880)	5
Fees from loan servicing	2,573	1,895	6,841	5,541
Gains on sales of loans, net	3,748	5,520	18,143	14,439
Bank owned life insurance	2,545	1,541	6,960	5,705
Other	6,865	4,896	26,637	17,177
Total non-interest income	29,038	26,997	99,358	81,547
Non-Interest Expense
Salary and employee benefits expense	80,778	69,286	253,014	198,777
Net occupancy and equipment expense	26,295	22,756	81,120	68,400
FDIC insurance assessment	7,421	4,603	20,963	14,658
Amortization of other intangible assets	4,697	2,498	13,607	7,596
Professional and legal fees	6,638	11,110	29,022	20,107
Amortization of tax credit investments	5,412	8,389	15,156	21,445
Telecommunication expense	3,327	2,464	9,936	7,830
Other	17,113	11,459	52,531	33,943
Total non-interest expense	151,681	132,565	475,349	372,756
Income Before Income Taxes	87,605	56,737	234,517	191,682
Income tax expense	18,046	17,088	50,191	55,873
Net Income	$69,559	$39,649	$184,326	$135,809
Dividends on preferred stock	3,172	2,683	9,516	6,277
Net Income Available to Common Shareholders	$66,387	$36,966	$174,810	$129,532
Earnings Per Common Share:
Basic	$0.20	$0.14	$0.53	$0.49
Diluted	0.20	0.14	0.53	0.49
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	331,486,500	264,058,174	331,180,213	263,938,786
Diluted	333,000,242	264,936,220	332,694,080	264,754,845
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$69,559	$39,649	$184,326	$135,809
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(8,675)	1,457	(36,065)	4,660
Less reclassification adjustment for net losses (gains) included in net income	52	(4)	630	(4)
Total	(8,623)	1,453	(35,435)	4,656
Non-credit impairment losses on available for sale securities
Net change in non-credit impairment losses on securities	(8)	(223)	(64)	(89)
Less reclassification adjustment for accretion of credit impairment losses included in net income	5	(40)	1	(166)
Total	(3)	(263)	(63)	(255)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	221	198	2,636	(548)
Less reclassification adjustment for net losses included in net income	472	1,132	2,127	3,963
Total	693	1,330	4,763	3,415
Defined benefit pension plan
Amortization of net loss	113	59	337	177
Total other comprehensive (loss) income	(7,820)	2,579	(30,398)	7,993
Total comprehensive income	$61,739	$42,228	$153,928	$143,802
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$184,326	$135,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,367	18,408
Stock-based compensation	15,840	9,563
Provision for credit losses	24,642	7,742
Net amortization of premiums and accretion of discounts on securities and borrowings	26,262	17,476
Amortization of other intangible assets	13,607	7,596
Losses (gains) on securities transactions, net	880	(5)
Proceeds from sales of loans held for sale	591,583	484,102
Gains on sales of loans, net	(18,143)	(14,439)
Originations of loans held for sale	(307,623)	(201,393)
Losses on sales of assets, net	2,122	359
Net change in:
Cash surrender value of bank owned life insurance	(6,960)	(5,705)
Accrued interest receivable	(6,553)	(5,247)
Other assets	(39,120)	(7,052)
Accrued expenses and other liabilities	(5,941)	(17,465)
Net cash provided by operating activities	495,289	429,749
Cash flows from investing activities:
Net loan originations and purchases	(2,324,977)	(1,200,913)
Investment securities held to maturity:
Purchases	(220,192)	(127,318)
Maturities, calls and principal repayments	195,448	219,967
Investment securities available for sale:
Purchases	(239,226)	(293,788)
Sales	38,625	—
Maturities, calls and principal repayments	194,312	144,221
Death benefit proceeds from bank owned life insurance	2,546	10,661
Proceeds from sales of real estate property and equipment	6,665	7,717
Purchases of real estate property and equipment	(16,880)	(13,341)
Cash and cash equivalents acquired in acquisition	156,612	—
Net cash used in investing activities	(2,207,067)	(1,252,794)
Cash flows from financing activities:
Net change in deposits	869,967	(417,942)
Net change in short-term borrowings	1,569,824	401,749
Proceeds from issuance of long-term borrowings, net	—	965,000
Repayments of long-term borrowings	(675,682)	(185,000)
Proceeds from issuance of preferred stock, net	—	98,101
Cash dividends paid to preferred shareholders	(9,516)	(6,277)
Cash dividends paid to common shareholders	(102,414)	(84,143)
Purchase of common shares to treasury	(2,780)	(2,284)
Common stock issued, net	2,648	5,166
Net cash provided by financing activities	1,652,047	774,370
Net change in cash and cash equivalents	(59,731)	(48,675)
Cash and cash equivalents at beginning of year	416,110	392,501
Cash and cash equivalents at end of period	$356,379	$343,826

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$205,821	$125,433
Federal and state income taxes	47,217	27,003
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$697	$7,147
Transfer of loans to loans held for sale	289,633	225,541
Acquisition:
Non-cash assets acquired:
Investment securities held to maturity	$214,217	$—
Investment securities available for sale	308,385	—
Loans	3,735,162	—
Premises and equipment	62,066	—
Bank owned life insurance	49,052	—
Accrued interest receivable	12,123	—
Goodwill	395,073	—
Other intangible assets	45,906	—
Other assets	100,836	—
Total non-cash assets acquired	$4,922,820	$—
Liabilities assumed:
Deposits	$3,564,843	$—
Short-term borrowings	649,979	—
Long-term borrowings	87,283	—
Junior subordinated debentures issued to capital trusts	13,249	—
Accrued expenses and other liabilities	26,848	—
Total liabilities assumed	4,342,202	—
Net non-cash assets acquired	$580,618	$—
Net cash and cash equivalents acquired in acquisition	$156,612	$—
Common stock issued in acquisition	$737,230	$—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2018 and for all periods presented have been made. The results of operations for the three and nine months ended on September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.
In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; estimated cash flows from purchased credit impaired loans; the evaluation of goodwill, other intangible assets and investment securities for impairment; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.
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
Merger expenses totaled $1.3 million and $18.1 million for the three and nine months ended September 30, 2018, respectively, which primarily related to salary and employee benefits and other expense included in non-interest expense on the consolidated statements of income.
The following table sets forth assets acquired and liabilities assumed in the USAB acquisition, at their estimated fair values as of the closing date of the transaction:

January 1, 2018
(in thousands)
Assets acquired:
Cash and cash equivalents	$156,612
Investment securities held to maturity	214,217
Investment securities available for sale	308,385
Loans	3,735,162
Premises and equipment	62,066
Bank owned life insurance	49,052
Accrued interest receivable	12,123
Goodwill	395,073
Other intangible assets	45,906
Other assets:
Deferred taxes	11,400
Other real estate owned	4,073
FHLB and FRB stock	38,809
Tax credit investments	20,138
Other	26,416
Total other assets	100,836
Total assets acquired	$5,079,432
Liabilities assumed:
Deposits:
Non-interest bearing	$887,083
Savings, NOW and money market	1,678,115
Time	999,645
Total deposits	3,564,843
Short-term borrowings	649,979
Long-term borrowings	87,283
Junior subordinated debentures issued to capital trusts	13,249
Accrued expenses and other liabilities	26,848
Total liabilities assumed	$4,342,202
Common stock issued in acquisition	737,230

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. During the third quarter of 2018, Valley revised the estimated fair values of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustments related to the fair value of certain purchased credit-impaired (PCI) loans and deferred tax assets which, on a combined basis, resulted in a $6.8 million increase in goodwill (see Note 10 for amount of goodwill as allocated to Valley's business segments). While Valley continues to analyze the acquired assets and liabilities, it does not expect any significant future adjustments to the recorded amounts at January 1, 2018.

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
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except for share data)
Net income available to common shareholders	$66,387	$36,966	$174,810	$129,532
Basic weighted average number of common shares outstanding	331,486,500	264,058,174	331,180,213	263,938,786
Plus: Common stock equivalents	1,513,742	878,046	1,513,867	816,059
Diluted weighted average number of common shares outstanding	333,000,242	264,936,220	332,694,080	264,754,845
Earnings per common share:
Basic	$0.20	$0.14	$0.53	$0.49
Diluted	0.20	0.14	0.53	0.49

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive warrants and, to a lesser extent, common stock options equaled approximately 2.9 million and 3.3 million shares for the three and nine months ended September 30, 2018 and 2017, respectively.
Note 4. Accumulated Other Comprehensive Loss

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2018:

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2018	$(39,296)	$(440)	$(4,329)	$(25,059)	$(69,124)
Other comprehensive (loss) income before reclassifications	(8,675)	(8)	221	—	(8,462)
Amounts reclassified from other comprehensive (loss) income	52	5	472	113	642
Other comprehensive (loss) income, net	(8,623)	(3)	693	113	(7,820)
Balance at September 30, 2018	$(47,919)	$(443)	$(3,636)	$(24,946)	$(76,944)

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Non-credit Impairment Losses on AFS Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2017	$(12,004)	$(380)	$(8,338)	$(25,283)	$(46,005)
Reclassification due to the adoption of ASU No. 2016-01	(480)	—	—	—	(480)
Reclassification due to the adoption of ASU No. 2017-12	—	—	(61)	—	(61)
Balance at January 1, 2018	(12,484)	(380)	(8,399)	(25,283)	(46,546)
Other comprehensive (loss) income before reclassification	(36,065)	(64)	2,636	—	(33,493)
Amounts reclassified from other comprehensive (loss) income	630	1	2,127	337	3,095
Other comprehensive (loss) income, net	(35,435)	(63)	4,763	337	(30,398)
Balance at September 30, 2018	$(47,919)	$(443)	$(3,636)	$(24,946)	$(76,944)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2018 and 2017:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2018	2017	2018	2017	Income Statement Line Item
	(in thousands)
Unrealized (losses) gains on AFS securities before tax	$(79)	$6	$(880)	$5	(Losses) gains on securities transactions, net
Tax effect	27	(2)	250	(1)
Total net of tax	(52)	4	(630)	4
Non-credit impairment losses on AFS securities before tax:
Accretion of credit loss impairment due to an increase in expected cash flows	(7)	67	(1)	283	Interest and dividends on investment securities (taxable)
Tax effect	2	(27)	—	(117)
Total net of tax	(5)	40	(1)	166
Unrealized losses on derivatives (cash flow hedges) before tax	(660)	(1,930)	(2,977)	(6,762)	Interest expense
Tax effect	188	798	850	2,799
Total net of tax	(472)	(1,132)	(2,127)	(3,963)
Defined benefit pension plan:
Amortization of net loss	(157)	(101)	(471)	(303)	*
Tax effect	44	42	134	126
Total net of tax	(113)	(59)	(337)	(177)
Total reclassifications, net of tax	$(642)	$(1,147)	$(3,095)	$(3,970)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
Note 5. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in 2018

Accounting Standards Update (ASU) No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" eliminates, amends and adds disclosure requirements for fair value measurements. In addition, the amendments eliminate the term "at a minimum" from the disclosure requirements under Topic 820 to promote an appropriate exercise of discretion to consider materiality when evaluating required disclosures. ASU No. 2018-13 is effective for all entities for reporting periods beginning January 1, 2020 with early adoption permitted. Early adoption is allowed for any period for which the financial statements have not been issued yet or have not been made available for issuance. As a result, Valley elected to early adopt ASU No. 2018-13 for the third quarter ended September 30, 2018. The adoption resulted in the removal of Level 3 assets roll-forward and qualitative and quantitative disclosures regarding valuation techniques and unobservable inputs used to measure the fair value of Level 3 assets from Note 6 due to the immaterial amount of such assets at September 30, 2018.
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
New Accounting Guidance Not Yet Adopted

ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” requires implementation costs incurred in cloud computing arrangements which do not include a software license to be deferred and expensed over the term of the hosting arrangement. The implementation costs should be deferred using the Topic 350-40 “Internal-Use Software” model to determine which implementation costs are eligible to be capitalized based on the project stage and nature of the cost. The expense should be presented in the same income statement line item as the fees associated with the cloud computing arrangement. ASU No. 2018-15 will be effective for public entities annual and interim reporting periods beginning January 1, 2020 with early adoption permitted. ASU No. 2018-15 should be applied either retrospectively or prospectively. However, prospective transition would be applied to any eligible costs incurred on or after the adoption date related to arrangements entered before and after the adoption date. During the fourth quarter of 2018, Valley adopted ASU No. 2017-08 on a prospective basis. The adoption of ASU No. 2017-08 is not expected to have a significant impact on Valley's consolidated financial statements.

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
Overall, management continues to evaluate the impact of Topic 842 on Valley’s consolidated financial statements and is presently evaluating all of its known leases for compliance with the new lease accounting guidance. Management has completed an initial review of Valley's contractual arrangements for embedded leases, and is currently validating the results of this review, including the accumulated lease data necessary to apply the new guidance. Valley expects a gross-up of its consolidated statements of financial condition as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. Based upon current estimates, Valley expects to record right of use assets ranging from $200 million to $250 million (net of the reversal of the current deferred rent liability) and lease obligations ranging from $230 million to $280 million as of January 1, 2019. The estimated range of additional right of use assets is expected to negatively impact total risk-based capital by approximately 10 to 12 basis points and tier 1 capital by approximately 7 to 9 basis points. Actual results of our implementation may differ from the current estimated ranges due to several factors, including, but not limited to changes in our incremental borrowing rates at the date of adoption, expectations regarding exercise of certain lease renewal periods, lease modifications and early terminations, new leases and contracts, or the discovery of additional existing or embedded leases during the fourth quarter of 2018.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2018 and December 31, 2017. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2018	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$48,363	$48,363	$—	$—
U.S. government agency securities	36,513	—	36,513	—
Obligations of states and political subdivisions	205,237	—	205,237	—
Residential mortgage-backed securities	1,412,849	—	1,406,671	6,178
Trust preferred securities	1,590	—	1,590	—
Corporate and other debt securities	44,449	7,587	36,862	—
Total available for sale	1,749,001	55,950	1,686,873	6,178
Loans held for sale (1)	31,675	—	31,675	—
Other assets (2)	28,539	—	28,539	—
Total assets	$1,809,215	$55,950	$1,747,087	$6,178
Liabilities
Other liabilities (2)	$44,917	$—	$44,917	$—
Total liabilities	$44,917	$—	$44,917	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$36,957	$—	$—	$36,957
Loan servicing rights	373	—	—	373
Foreclosed assets	4,450	—	—	4,450
Total	$41,780	$—	$—	$41,780

		Fair Value Measurements at Reporting Date Using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $31.4 million and $14.8 million at September 30, 2018 and December 31, 2017, respectively.

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate and maturity of each mortgage. The market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2018 and December 31, 2017 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2018 and December 31, 2017), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2018 and December 31, 2017.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At September 30, 2018, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended September 30, 2018, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. There were no impaired collateral dependent loan charge-offs to the allowance for loan losses for the three months ended September 30, 2018 and 2017. The collateral dependent loan charge-offs to the allowance for loan losses were immaterial for the nine months ended September 30, 2018 as compared to $2.1 million for the nine months ended September 30, 2017. At September 30, 2018, collateral dependent impaired loans with a total recorded investment of $60.2 million were reduced by specific valuation allowance allocations totaling $23.2 million to a reported total net carrying amount of $37.0 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2018, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of net impairment charges on its loan servicing rights totaling $48 thousand and $365 thousand for the three and nine months ended September 30, 2018, respectively, and $134 thousand and $185 thousand for the three and nine months ended September 30, 2017, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at September 30, 2018. At September 30, 2018, foreclosed assets included $4.5 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended September 30, 2018. The foreclosed assets charge-offs to the allowance for the loan losses totaled $267 thousand and $536 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses within non-interest expense of $245 thousand for the three months ended September 30, 2018, and $390 thousand and $290 thousand for the nine months ended September 30, 2018 and 2017, respectively. There were no losses on re-measurement during the three months ended September 30, 2017.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2018 and December 31, 2017 were as follows:

	Fair Value Hierarchy	September 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$262,653	$262,653	$243,310	$243,310
Interest bearing deposits with banks	Level 1	93,726	93,726	172,800	172,800
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,557	140,269	138,676	145,257
U.S. government agency securities	Level 2	8,846	8,541	9,859	9,981
Obligations of states and political subdivisions	Level 2	596,360	593,423	465,878	477,479
Residential mortgage-backed securities	Level 2	1,259,772	1,211,756	1,131,945	1,118,044
Trust preferred securities	Level 2	37,328	31,153	49,824	40,088
Corporate and other debt securities	Level 2	31,500	31,212	46,509	46,771
Total investment securities held to maturity		2,072,363	2,016,354	1,842,691	1,837,620
Net loans	Level 3	23,966,327	23,104,688	18,210,724	17,562,153
Accrued interest receivable	Level 1	92,666	92,666	73,990	73,990
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	271,905	271,905	178,668	178,668
Financial liabilities
Deposits without stated maturities	Level 1	17,171,701	17,171,701	14,589,941	14,589,941
Deposits with stated maturities	Level 2	5,416,571	5,351,921	3,563,521	3,465,373
Short-term borrowings	Level 1	2,968,431	2,786,568	748,628	679,316
Long-term borrowings	Level 2	1,728,805	1,639,788	2,315,819	2,453,797
Junior subordinated debentures issued to capital trusts	Level 2	55,283	47,715	41,774	37,289
Accrued interest payable (2)	Level 1	17,844	17,844	14,161	14,161

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Note 7. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2018
U.S. Treasury securities	$138,557	$1,853	$(141)	$140,269
U.S. government agency securities	8,846	—	(305)	8,541
Obligations of states and political subdivisions:
Obligations of states and state agencies	347,775	3,717	(6,970)	344,522
Municipal bonds	248,585	2,561	(2,245)	248,901
Total obligations of states and political subdivisions	596,360	6,278	(9,215)	593,423
Residential mortgage-backed securities	1,259,772	1,573	(49,589)	1,211,756
Trust preferred securities	37,328	38	(6,213)	31,153
Corporate and other debt securities	31,500	47	(335)	31,212
Total investment securities held to maturity	$2,072,363	$9,789	$(65,798)	$2,016,354
December 31, 2017
U.S. Treasury securities	$138,676	$6,581	$—	$145,257
U.S. government agency securities	9,859	122	—	9,981
Obligations of states and political subdivisions:
Obligations of states and state agencies	244,272	7,083	(1,653)	249,702
Municipal bonds	221,606	6,199	(28)	227,777
Total obligations of states and political subdivisions	465,878	13,282	(1,681)	477,479
Residential mortgage-backed securities	1,131,945	4,842	(18,743)	1,118,044
Trust preferred securities	49,824	60	(9,796)	40,088
Corporate and other debt securities	46,509	532	(270)	46,771
Total investment securities held to maturity	$1,842,691	$25,419	$(30,490)	$1,837,620

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2018 and December 31, 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2018
U.S. Treasury securities	$34,660	$(141)	$—	$—	$34,660	$(141)
U.S. government agency securities	8,541	(305)	—	—	8,541	(305)
Obligations of states and political subdivisions:
Obligations of states and state agencies	129,321	(3,414)	48,862	(3,556)	178,183	(6,970)
Municipal bonds	89,065	(2,208)	528	(37)	89,593	(2,245)
Total obligations of states and political subdivisions	218,386	(5,622)	49,390	(3,593)	267,776	(9,215)
Residential mortgage-backed securities	467,711	(9,928)	662,345	(39,661)	1,130,056	(49,589)
Trust preferred securities	—	—	29,761	(6,213)	29,761	(6,213)
Corporate and other debt securities	15,386	(114)	4,779	(221)	20,165	(335)
Total	$744,684	$(16,110)	$746,275	$(49,688)	$1,490,959	$(65,798)
December 31, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,342	$(50)	$53,034	$(1,603)	$59,376	$(1,653)
Municipal bonds	4,644	(25)	561	(3)	5,205	(28)
Total obligations of states and political subdivisions	10,986	(75)	53,595	(1,606)	64,581	(1,681)
Residential mortgage-backed securities	344,216	(2,357)	570,969	(16,386)	915,185	(18,743)
Trust preferred securities	—	—	38,674	(9,796)	38,674	(9,796)
Corporate and other debt securities	9,980	(270)	—	—	9,980	(270)
Total	$365,182	$(2,702)	$663,238	$(27,788)	$1,028,420	$(30,490)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 409 at September 30, 2018 and 152 at December 31, 2017.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at September 30, 2018 mostly related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at September 30, 2018 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2018.
As of September 30, 2018, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.2 billion.
The contractual maturities of investments in debt securities held to maturity at September 30, 2018 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$21,825	$21,850
Due after one year through five years	231,676	233,954
Due after five years through ten years	295,711	300,013
Due after ten years	263,379	248,781
Residential mortgage-backed securities	1,259,772	1,211,756
Total investment securities held to maturity	$2,072,363	$2,016,354
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.8 years at September 30, 2018.

Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2018
U.S. Treasury securities	$50,980	$—	$(2,617)	$48,363
U.S. government agency securities	37,618	67	(1,172)	36,513
Obligations of states and political subdivisions:
Obligations of states and state agencies	106,881	41	(3,344)	103,578
Municipal bonds	103,631	137	(2,109)	101,659
Total obligations of states and political subdivisions	210,512	178	(5,453)	205,237
Residential mortgage-backed securities	1,470,565	1,304	(59,020)	1,412,849
Trust preferred securities	1,789	—	(199)	1,590
Corporate and other debt securities	45,063	134	(748)	44,449
Total investment securities available for sale	$1,816,527	$1,683	$(69,209)	$1,749,001
December 31, 2017
U.S. Treasury securities	$50,997	$—	$(1,355)	$49,642
U.S. government agency securities	42,384	158	(37)	42,505
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,435	158	(374)	38,219
Municipal bonds	74,752	477	(564)	74,665
Total obligations of states and political subdivisions	113,187	635	(938)	112,884
Residential mortgage-backed securities	1,239,534	2,423	(18,662)	1,223,295
Trust preferred securities	3,726	—	(512)	3,214
Corporate and other debt securities	50,701	623	(160)	51,164
Equity securities	10,505	1,190	(494)	11,201
Total investment securities available for sale	$1,511,034	$5,029	$(22,158)	$1,493,905

The age of unrealized losses and fair value of related securities available for sale at September 30, 2018 and December 31, 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2018
U.S. Treasury securities	$897	$(16)	$47,467	$(2,601)	$48,364	$(2,617)
U.S. government agency securities	5,502	(77)	23,561	(1,095)	29,063	(1,172)
Obligations of states and political subdivisions:
Obligations of states and state agencies	86,962	(2,850)	12,297	(494)	99,259	(3,344)
Municipal bonds	58,259	(1,205)	22,850	(904)	81,109	(2,109)
Total obligations of states and political subdivisions	145,221	(4,055)	35,147	(1,398)	180,368	(5,453)
Residential mortgage-backed securities	667,551	(19,418)	723,522	(39,602)	1,391,073	(59,020)
Trust preferred securities	—	—	1,590	(199)	1,590	(199)
Corporate and other debt securities	21,317	(319)	10,473	(429)	31,790	(748)
Total	$840,488	$(23,885)	$841,760	$(45,324)	$1,682,248	$(69,209)
December 31, 2017
U.S. Treasury securities	$916	$(2)	$48,726	$(1,353)	$49,642	$(1,355)
U.S. government agency securities	31,177	(37)	—	—	31,177	(37)
Obligations of states and political subdivisions:
Obligations of states and state agencies	13,337	(131)	7,792	(243)	21,129	(374)
Municipal bonds	31,669	(256)	12,133	(308)	43,802	(564)
Total obligations of states and political subdivisions	45,006	(387)	19,925	(551)	64,931	(938)
Residential mortgage-backed securities	406,940	(2,461)	599,167	(16,201)	1,006,107	(18,662)
Trust preferred securities	—	—	3,214	(512)	3,214	(512)
Corporate and other debt securities	5,855	(45)	15,115	(115)	20,970	(160)
Equity securities	—	—	5,150	(494)	5,150	(494)
Total	$489,894	$(2,932)	$691,297	$(19,226)	$1,181,191	$(22,158)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2018 was 572 as compared to 327 at December 31, 2017.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2018 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.
As of September 30, 2018, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.
The contractual maturities of debt securities available for sale at September 30, 2018 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$9,831	$9,893
Due after one year through five years	128,006	123,837
Due after five years through ten years	78,226	77,112
Due after ten years	129,899	125,310
Residential mortgage-backed securities	1,470,565	1,412,849
Total investment securities available for sale	$1,816,527	$1,749,001
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 7.1 years at September 30, 2018.
Other-Than-Temporary Impairment Analysis
Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley's investment portfolios include private label mortgage-backed securities, trust preferred securities (including one pooled security at September 30, 2018) and corporate bonds (some issued by banks). These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.

There were no other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2018 and 2017. Management does not believe that any individual unrealized loss as of September 30, 2018 included in the investment portfolio tables above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities.

At September 30, 2018, four previously impaired private label mortgage-backed securities had a combined amortized cost and fair value of $6.8 million and $6.2 million, respectively.

Realized Gains and Losses

Net losses on securities transactions totaled $79 thousand and $880 thousand for the three and nine months ended September 30, 2018, respectively. The net losses on securities transactions for the nine months ended September 30, 2018 were mainly related to sales of equity securities classified as available for sale prior to the adoption of ASU No. 2016-01 on January 1, 2018 and certain municipal securities acquired from USAB. Net gains and losses on securities transactions were immaterial for the three and nine months ended September 30, 2017.

Note 8. Loans

The detail of the loan portfolio as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018			December 31, 2017
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$3,243,622	$771,658	$4,015,280	$2,549,065	$192,360	$2,741,425
Commercial real estate:
Commercial real estate	9,607,279	2,643,952	12,251,231	8,561,851	934,926	9,496,777
Construction	1,022,332	393,927	1,416,259	809,964	41,141	851,105
Total commercial real estate loans	10,629,611	3,037,879	13,667,490	9,371,815	976,067	10,347,882
Residential mortgage	3,331,985	450,987	3,782,972	2,717,744	141,291	2,859,035
Consumer:
Home equity	366,941	154,856	521,797	373,631	72,649	446,280
Automobile	1,288,500	402	1,288,902	1,208,804	98	1,208,902
Other consumer	820,596	14,253	834,849	723,306	4,750	728,056
Total consumer loans	2,476,037	169,511	2,645,548	2,305,741	77,497	2,383,238
Total loans	$19,681,255	$4,430,035	$24,111,290	$16,944,365	$1,387,215	$18,331,580

*	PCI loans include covered loans (mostly consisting of residential mortgage loans) totaling $29.1 million and $38.7 million at September 30, 2018 and December 31, 2017, respectively.

Total loans (excluding PCI covered loans) include net unearned premiums and deferred loan costs of $16.7 million and $22.2 million at September 30, 2018 and December 31, 2017, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $4.6 billion and $1.5 billion at September 30, 2018 and December 31, 2017, respectively.

Valley transferred $289.6 million of residential mortgage loans from the loan portfolio to loans held for sale during the nine months ended September 30, 2018 as compared to $225.5 million of loans transferred during the nine months ended September 30, 2017. There were no other sales of loans from the held for investment portfolio during the nine months ended September 30, 2018 and 2017.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the USAB acquisition as of January 1, 2018 (See Note 2 for more details):

(in thousands)

Contractually required principal and interest	$4,312,988
Contractual cash flows not expected to be collected (non-accretable difference)	(103,618)
Expected cash flows to be collected	4,209,370
Interest component of expected cash flows (accretable yield)	(474,208)
Fair value of acquired loans	$3,735,162

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$630,550	$246,278	$282,009	$294,514
Acquisition	—	—	474,208	—
Accretion	(54,367)	(20,626)	(180,034)	(68,862)
Net increase in expected cash flows	23,983	—	23,983	—
Balance, end of period	$600,166	$225,652	$600,166	$225,652

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at September 30, 2018 and December 31, 2017:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2018
Commercial and industrial	$9,462	$1,431	$1,618	$52,929	$65,440	$3,178,182	$3,243,622
Commercial real estate:
Commercial real estate	3,387	2,502	27	7,103	13,019	9,594,260	9,607,279
Construction	15,576	36	—	—	15,612	1,006,720	1,022,332
Total commercial real estate loans	18,963	2,538	27	7,103	28,631	10,600,980	10,629,611
Residential mortgage	10,058	3,270	1,877	16,083	31,288	3,300,697	3,331,985
Consumer loans:
Home equity	506	265	—	2,060	2,831	364,110	366,941
Automobile	5,950	619	261	72	6,902	1,281,598	1,288,500
Other consumer	987	365	21	116	1,489	819,107	820,596
Total consumer loans	7,443	1,249	282	2,248	11,222	2,464,815	2,476,037
Total	$45,926	$8,488	$3,804	$78,363	$136,581	$19,544,674	$19,681,255
December 31, 2017
Commercial and industrial	$3,650	$544	$—	$20,890	$25,084	$2,523,981	$2,549,065
Commercial real estate:
Commercial real estate	11,223	—	27	11,328	22,578	8,539,273	8,561,851
Construction	12,949	18,845	—	732	32,526	777,438	809,964
Total commercial real estate loans	24,172	18,845	27	12,060	55,104	9,316,711	9,371,815
Residential mortgage	12,669	7,903	2,779	12,405	35,756	2,681,988	2,717,744
Consumer loans:
Home equity	1,009	94	—	1,777	2,880	370,751	373,631
Automobile	5,707	987	271	73	7,038	1,201,766	1,208,804
Other consumer	1,693	118	13	20	1,844	721,462	723,306
Total consumer loans	8,409	1,199	284	1,870	11,762	2,293,979	2,305,741
Total	$48,900	$28,491	$3,090	$47,225	$127,706	$16,816,659	$16,944,365

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents information about impaired loans by loan portfolio class at September 30, 2018 and December 31, 2017:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
September 30, 2018
Commercial and industrial	$5,294	$81,319	$86,613	$91,998	$27,662
Commercial real estate:
Commercial real estate	22,279	28,638	50,917	54,904	2,768
Construction	421	460	881	881	14
Total commercial real estate loans	22,700	29,098	51,798	55,785	2,782
Residential mortgage	6,362	6,420	12,782	13,801	620
Consumer loans:
Home equity	186	620	806	901	79
Total consumer loans	186	620	806	901	79
Total	$34,542	$117,457	$151,999	$162,485	$31,143
December 31, 2017
Commercial and industrial	$9,946	$75,553	$85,499	$90,269	$11,044
Commercial real estate:
Commercial real estate	28,709	29,771	58,480	62,286	2,718
Construction	1,904	467	2,371	2,394	17
Total commercial real estate loans	30,613	30,238	60,851	64,680	2,735
Residential mortgage	5,654	8,402	14,056	15,332	718
Consumer loans:
Home equity	3,096	664	3,760	4,917	64
Total consumer loans	3,096	664	3,760	4,917	64
Total	$49,309	$114,857	$164,166	$175,198	$14,561
The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$87,414	$422	$70,135	$300
Commercial real estate:
Commercial real estate	50,809	556	57,712	482
Construction	987	15	3,049	21
Total commercial real estate loans	51,796	571	60,761	503
Residential mortgage	14,112	152	15,630	183
Consumer loans:
Home equity	2,454	17	4,766	49
Total consumer loans	2,454	17	4,766	49
Total	$155,776	$1,162	$151,292	$1,035

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$88,376	$1,348	$49,037	$896
Commercial real estate:
Commercial real estate	52,993	1,735	57,718	1,290
Construction	1,811	54	2,836	60
Total commercial real estate loans	54,804	1,789	60,554	1,350
Residential mortgage	13,707	502	17,851	575
Consumer loans:
Home equity	2,093	83	4,820	123
Total consumer loans	2,093	83	4,820	123
Total	$158,980	$3,722	$132,262	$2,944

Interest income recognized on a cash basis (included in the table above) was immaterial for the three and nine months ended September 30, 2018 and 2017.
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
Performing TDRs (not reported as non-accrual loans) totaled $81.1 million and $117.2 million as of September 30, 2018 and December 31, 2017, respectively. Non-performing TDRs totaled $54.8 million and $27.0 million as of September 30, 2018 and December 31, 2017, respectively.

The following tables present loans by loan portfolio class modified as TDRs during the three and nine months ended September 30, 2018 and 2017. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	6	$3,970	$3,751	10	$12,522	$11,655
Commercial real estate:
Commercial real estate	1	233	231	4	5,931	5,929
Construction	—	—	—	2	628	625
Total commercial real estate	1	233	231	6	6,559	6,554
Residential mortgage	—	—	—	2	561	557
Total	7	$4,203	$3,982	18	$19,642	$18,766

	Nine Months Ended September 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	22	$14,719	$13,904	61	$57,338	$52,694
Commercial real estate:
Commercial real estate	6	4,207	4,504	7	23,806	23,217
Construction	2	565	285	3	1,188	994
Total commercial real estate	8	4,772	4,789	10	24,994	24,211
Residential mortgage	5	980	952	6	1,514	1,495
Consumer	1	88	83	—	—	—
Total	36	$20,559	$19,728	77	$83,846	$78,400

The total TDRs presented in the above table had allocated specific reserves for loan losses of approximately $6.3 million and $5.3 million for September 30, 2018 and 2017. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in the "Impaired Loans" section above. There were no charge-offs related to TDR modifications during the three and nine months ended September 30, 2018 and 2017, respectively.

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	4	$3,645	—	$—
Residential mortgage	5	1,015	4	1,093
Total	9	$4,660	4	$1,093

	Nine Months Ended September 30,
	2018		2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	8	$6,770	7	$6,430
Commercial real estate	—	—	1	732
Residential mortgage	5	1,015	—	—
Total	13	$7,785	8	$7,162
Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”. Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses, and, therefore, not presented in the table below. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed Special Mention. Loans rated as Pass do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) at September 30, 2018 and December 31, 2017 based on the most recent analysis performed:

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
September 30, 2018
Commercial and industrial	$3,059,312	$52,555	$82,212	$49,543	$3,243,622
Commercial real estate	9,518,179	29,334	59,766	—	9,607,279
Construction	1,021,179	545	608	—	1,022,332
Total	$13,598,670	$82,434	$142,586	$49,543	$13,873,233
December 31, 2017
Commercial and industrial	$2,375,689	$62,071	$96,555	$14,750	$2,549,065
Commercial real estate	8,447,865	48,009	65,977	—	8,561,851
Construction	808,091	360	1,513	—	809,964
Total	$11,631,645	$110,440	$164,045	$14,750	$11,920,880
At September 30, 2018 and December 31, 2017, the commercial and industrial loans with doubtful risk ratings in the above table mostly consisted of non-accrual taxi medallion loans.
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2018 and December 31, 2017:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2018
Residential mortgage	$3,315,902	$16,083	$3,331,985
Home equity	364,881	2,060	366,941
Automobile	1,288,428	72	1,288,500
Other consumer	820,480	116	820,596
Total	$5,789,691	$18,331	$5,808,022
December 31, 2017
Residential mortgage	$2,705,339	$12,405	$2,717,744
Home equity	371,854	1,777	373,631
Automobile	1,208,731	73	1,208,804
Other consumer	723,286	20	723,306
Total	$5,009,210	$14,275	$5,023,485

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2018 and December 31, 2017:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2018
Commercial and industrial	$729,872	$41,786	$771,658
Commercial real estate	2,622,330	21,622	2,643,952
Construction	392,873	1,054	393,927
Residential mortgage	443,776	7,211	450,987
Consumer	165,762	3,749	169,511
Total	$4,354,613	$75,422	$4,430,035
December 31, 2017
Commercial and industrial	$172,105	$20,255	$192,360
Commercial real estate	924,574	10,352	934,926
Construction	39,802	1,339	41,141
Residential mortgage	135,745	5,546	141,291
Consumer	76,901	596	77,497
Total	$1,349,127	$38,088	$1,387,215
Other real estate owned (OREO) totaled $9.9 million and $9.8 million at September 30, 2018 and December 31, 2017, respectively. OREO included foreclosed residential real estate properties totaling $1.6 million and $7.3 million at September 30, 2018 and December 31, 2017, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.2 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively.
Note 9. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at September 30, 2018 and December 31, 2017.
The following table summarizes the allowance for credit losses at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$144,963	$120,856
Allowance for unfunded letters of credit	4,512	3,596
Total allowance for credit losses	$149,475	$124,452

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$6,432	$1,301	$23,726	$7,413
Provision for unfunded letters of credit	120	339	916	329
Total provision for credit losses	$6,552	$1,640	$24,642	$7,742
The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$74,257	$53,812	$4,624	$6,069	$138,762
Loans charged-off	(833)	—	—	(1,150)	(1,983)
Charged-off loans recovered	1,131	12	9	600	1,752
Net recoveries (charge-offs)	298	12	9	(550)	(231)
Provision for loan losses	9,442	(3,694)	286	398	6,432
Ending balance	$83,997	$50,130	$4,919	$5,917	$144,963
Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$51,617	$55,455	$4,186	$5,188	$116,446
Loans charged-off	(265)	—	(129)	(1,335)	(1,729)
Charged-off loans recovered	2,320	42	220	366	2,948
Net recoveries (charge-offs)	2,055	42	91	(969)	1,219
Provision for loan losses	1,017	(198)	(385)	867	1,301
Ending balance	$54,689	$55,299	$3,892	$5,086	$118,966

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(1,606)	(348)	(167)	(3,783)	(5,904)
Charged-off loans recovered	4,057	396	269	1,563	6,285
Net recoveries (charge-offs)	2,451	48	102	(2,220)	381
Provision for loan losses	24,314	(4,872)	1,212	3,072	23,726
Ending balance	$83,997	$50,130	$4,919	$5,917	$144,963
Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$114,419
Loans charged-off	(4,889)	(553)	(488)	(3,467)	(9,397)
Charged-off loans recovered	3,480	824	903	1,324	6,531
Net (charge-offs) recoveries	(1,409)	271	415	(2,143)	(2,866)
Provision for loan losses	5,278	(823)	(225)	3,183	7,413
Ending balance	$54,689	$55,299	$3,892	$5,086	$118,966

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2018 and December 31, 2017. Loans individually evaluated for impairment represent Valley's impaired loans. Loans acquired with discounts related to credit quality represent Valley's PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$27,662	$2,782	$620	$79	$31,143
Collectively evaluated for impairment	56,335	47,348	4,299	5,838	113,820
Total	$83,997	$50,130	$4,919	$5,917	$144,963
Loans:
Individually evaluated for impairment	$86,613	$51,798	$12,782	$806	$151,999
Collectively evaluated for impairment	3,157,009	10,577,813	3,319,203	2,475,231	19,529,256
Loans acquired with discounts related to credit quality	771,658	3,037,879	450,987	169,511	4,430,035
Total	$4,015,280	$13,667,490	$3,782,972	$2,645,548	$24,111,290
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$11,044	$2,735	$718	$64	$14,561
Collectively evaluated for impairment	46,188	52,219	2,887	5,001	106,295
Total	$57,232	$54,954	$3,605	$5,065	$120,856
Loans:
Individually evaluated for impairment	$85,499	$60,851	$14,056	$3,760	$164,166
Collectively evaluated for impairment	2,463,566	9,310,964	2,703,688	2,301,981	16,780,199
Loans acquired with discounts related to credit quality	192,360	976,067	141,291	77,497	1,387,215
Total	$2,741,425	$10,347,882	$2,859,035	$2,383,238	$18,331,580
Note 10. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2017	$21,218	$200,103	$316,258	$153,058	$690,637
Goodwill from business combinations	—	87,153	242,232	65,688	395,073
Balance at September 30, 2018	$21,218	$287,256	$558,490	$218,746	$1,085,710

*	Wealth Management is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

The goodwill from business combinations during 2018 set forth in the table above relates to the USAB acquisition. During the third quarter of 2018, Valley recorded an additional $6.8 million of goodwill related to the USAB acquisition, reflecting the effect of the combined adjustments to the fair value of certain PCI loans and deferred tax assets as of the acquisition date. See Note 2 for further details related to the USAB acquisition.

There was no impairment of goodwill during three and nine months ended September 30, 2018 and 2017.

The following table summarizes other intangible assets as of September 30, 2018 and December 31, 2017:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2018
Loan servicing rights	$86,398	$(61,507)	$(106)	$24,785
Core deposits	80,470	(26,092)	—	54,378
Other	3,945	(2,337)	—	1,608
Total other intangible assets	$170,813	$(89,936)	$(106)	$80,771
December 31, 2017
Loan servicing rights	$79,138	$(57,054)	$(471)	$21,613
Core deposits	43,396	(24,297)	—	19,099
Other	4,087	(2,292)	—	1,795
Total other intangible assets	$126,621	$(83,643)	$(471)	$42,507

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 20 years. On January 1, 2018, Valley recorded approximately $44.6 million and $1.4 million of core deposit intangibles and loan servicing rights, respectively, resulting from the USAB acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2018 and 2017.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2018 through 2022:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2018	$1,654	$3,043	$62
2019	5,437	10,961	235
2020	4,411	9,607	220
2021	3,456	8,252	206
2022	2,791	6,898	191

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $4.7 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and $13.6 million and $7.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 11. Stock–Based Compensation
Valley currently has one active employee stock plan, the 2016 Long-Term Stock Incentive Plan (the “2016 Stock Plan”), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The primary purpose of the 2016 Stock Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees, and restricted stock and RSUs to non-employee directors for acting in their role as members of the board of directors. As of September 30, 2018, 5.5 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
In connection with the USAB acquisition on January 1, 2018, Valley assumed pre-existing stock awards consisting of options for 1.8 million shares of Valley common stock (of which options for 826 thousand shares remained outstanding as of September 30, 2018) at a weighted average exercise price of $5.47 and 336 thousand time-based RSUs (of which 179 thousand remained outstanding as of September 30, 2018). The stock plan under which the stock awards were issued is no longer active.
Restricted Stock. Restricted stock is awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley awarded time-based restricted stock totaling 1.2 million shares and 482 thousand shares during the nine months ended September 30, 2018 and 2017, respectively, to executive officers, key employees and directors of Valley. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the nine months ended September 30, 2018 and 2017 was $11.88 per share and $11.71 per share, respectively.
Restricted Stock Units (RSUs). Valley granted 446 thousand and 371 thousand shares of performance-based RSUs to certain executive officers for the nine months ended September 30, 2018 and 2017, respectively. The performance-based RSUs will vest and be issued as common stock based on the attainment of (i) growth in tangible book value per share plus dividends (75 percent of the RSU award) and (ii) total shareholder return as compared to our peer group (25 percent of the RSU award). The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the nine months ended September 30, 2018 and 2017 was $12.35 per share and $11.05 per share, respectively.

Valley recorded total stock-based compensation expense of $3.7 million and $2.7 million for the three months ended September 30, 2018 and 2017, and $15.8 million and $9.6 million for the nine months ended September 30, 2018 and 2017, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2018, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $20.0 million and will be recognized over an average remaining vesting period of 2.2 years.

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
The following table presents non-interest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Trust and investment services	$3,143	$3,062	$9,635	$8,606
Insurance commissions	3,646	4,519	11,493	13,938
Service charges on deposit accounts	6,597	5,558	20,529	16,136
(Losses) gains on securities transactions, net	(79)	6	(880)	5
Fees from loan servicing	2,573	1,895	6,841	5,541
Gains on sales of loans, net	3,748	5,520	18,143	14,439
Bank owned life insurance	2,545	1,541	6,960	5,705
Other	6,865	4,896	26,637	17,177
Total non-interest income	$29,038	$26,997	$99,358	$81,547

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At September 30, 2018, Valley had 17 credit swaps with an aggregate notional amount of $97.8 million related to risk participation agreements.

At September 30, 2018, Valley has one "steepener" swap with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2018			December 31, 2017
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps and caps	$—	$44	$482,000	$650	$81	$607,000
Fair value hedge interest rate swaps	—	345	7,597	—	637	7,775
Total derivatives designated as hedging instruments	$—	$389	$489,597	$650	$718	$614,775
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$28,205	$44,260	$3,252,701	$25,696	$23,494	$1,687,005
Mortgage banking derivatives	334	268	118,176	71	118	113,233
Total derivatives not designated as hedging instruments	$28,539	$44,528	$3,370,877	$25,767	$23,612	$1,800,238

The Chicago Mercantile Exchange (CME) and London Clearing House (LCH) have enacted rulebook changes that re-characterize variation margin as settlements of the outstanding derivative instead of cash collateral. The CME and LCH variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments on a prospective basis effective January 1, 2017 for derivatives outstanding with the CME and January 1, 2018 for derivatives outstanding with the LCH. As a result, the fair value of the designated cash flow interest rate swaps, designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties totaling $70 thousand, $23.1 million and $318 thousand, respectively, and reported in the table above on a net basis at September 30, 2018. The fair value of the designated cash flow derivatives and non-designated interest rate swaps cleared with the CME were offset by variation margins totaling $9.5 million and $951 thousand, respectively, and reported in the table above on a net basis at December 31, 2017.

(Losses) gains included in the consolidated statements of income and in other comprehensive (loss) income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(660)	$(1,930)	$(2,977)	$(6,762)
Amount of gain (loss) recognized in other comprehensive (loss) income	310	329	3,698	(936)

The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $3.6 million and $8.3 million at September 30, 2018 and December 31, 2017, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $1.2 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Derivative - interest rate swaps:
Interest income	$73	$75	$292	$224
Hedged item - loans:
Interest income	$(73)	$(75)	$(292)	$(224)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $4.0 million and $910 thousand for the three months ended September 30, 2018 and 2017, respectively, and $11.7 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively, and was included in other non-interest income.
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at September 30, 2018:

	September 30, 2018
Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	(in thousands)
Loans	$7,942	$345

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(8)	$37	$440	$(753)

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2018, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $1.8 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
Note 14. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate swaps and caps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
September 30, 2018
Assets:
Interest rate swaps	$28,205	$—	$28,205	$(159)	$—		$28,046
Liabilities:
Interest rate swaps	$44,649	$—	$44,649	$(159)	$1,436	(1)	$45,926
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$194,649	$—	$194,649	$(159)	$(148,564)		$45,926
December 31, 2017
Assets:
Interest rate swaps and caps	$26,346	$—	$26,346	$(5,376)	$—		$20,970
Liabilities:
Interest rate swaps and caps	$24,212	$—	$24,212	$(5,376)	$(8,141)	(1)	$10,695
Repurchase agreements	200,000	—	200,000	—	(200,000)	(2)	—
Total	$224,212	$—	$224,212	$(5,376)	$(208,141)		$10,695

(1)	Represents the amount of collateral posted with derivative counterparties that offsets net liability positions.

(2)	Represents the fair value of non-cash pledged investment securities.

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$38,807	$22,135
Other tax credit investments, net	33,440	42,015
Total tax credit investments, net	$72,247	$64,150
Other Liabilities:
Unfunded affordable housing tax credit commitments	$4,628	$3,690
Unfunded other tax credit commitments	9,071	15,020
Total unfunded tax credit commitments	$13,699	$18,710

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,761	$1,965	$5,011	$4,520
Other tax credit investment credits and tax benefits	5,817	7,859	16,982	22,825
Total reduction in income tax expense	$7,578	$9,824	$21,993	$27,345
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$708	$1,183	$1,375	$1,937
Affordable housing tax credit investment impairment losses	558	979	1,660	1,233
Other tax credit investment losses	1,103	307	2,893	2,134
Other tax credit investment impairment losses	3,043	5,920	9,228	16,141
Total amortization of tax credit investments recorded in non-interest expense	$5,412	$8,389	$15,156	$21,445

Note 16. Litigation
In the normal course of business, Valley is a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition, results of operations and liquidity of Valley should not be materially affected by the outcome of such legal proceedings and claims. However, in the event of an adverse outcome or settlement in one or more of our legal proceedings, operating results for a particular period may be negatively impacted. Disclosure is required when a risk of material loss in a litigation or claim is more than remote. Disclosure is also required of an estimate of the reasonably possible loss or range of loss, unless an estimate cannot reasonably be made. Liabilities are established for legal claims when payments associated with the claims become probable and the possible losses related to the matter can be reasonably estimated.
Maritza Gaston and George Gallart v. Valley National Bancorp and Valley National Bank. In April 2017, Valley was served with a Class and Collective Action Complaint, filed in the Eastern District of New York, alleging that Valley had violated both Federal and State wage and hour laws and seeking to recover overtime compensation on behalf of a class of Valley employees. While most Branch Service Managers are classified by Valley as “exempt” employees and do not receive overtime pay, plaintiffs' counsel claims that all Branch Service Managers perform non-exempt duties, and should therefore be classified as non-exempt hourly employees and be paid overtime for any time worked in excess of 40 hours per week. Valley filed an answer disputing Plaintiffs’ allegations. Plaintiffs filed a notice for conditional certification of the class, which was granted by the Federal Magistrate in December 2017. In January 2018, Valley filed an objection requesting that the Federal Judge assigned to this case overturn the Federal Magistrate’s Order for Certification which the Court denied in August 2018. Plaintiffs and Valley entered into non-binding mediation. In October 2018, Valley and Plaintiffs agreed to a settlement in principal which is subject to final Court approval.
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

•
greater than expected technology related costs due to, among other factors, prolonged or failed implementations, additional project staffing and obsolescence caused by continuous and rapid market innovations;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At September 30, 2018, we identified our policies on the allowance for loan losses, purchased credit-impaired loans, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017. Purchased credit-impaired loans became a significant portion of our loan portfolio due to our acquisition of USAB on January 1, 2018 and, as a result, a new critical accounting policy applied to us starting in the first quarter of 2018. See the "Purchased Credit-Impaired Loans" section elsewhere in this MD&A and Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the accounting policy for purchased credit-impaired loans and the other significant accounting policies of Valley.
New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At September 30, 2018, Valley had consolidated total assets of approximately $30.9 billion, total net loans of $24.0 billion, total deposits of $22.6 billion and total shareholders’ equity of $3.3 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 232 branch network, 59 percent, 16 percent, 19 percent and 6 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity mainly in 2016, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions.

USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAB and its wholly-owned subsidiary, USAmeriBank, headquartered in Clearwater, Florida. USAB had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits and maintained a branch network of 29 offices. The acquisition represents a significant addition to Valley’s Florida franchise, specifically in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where Valley now operates 15 branch office locations. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned. The total consideration for the acquisition was approximately $737 million, and the transaction resulted in $395 million of goodwill and $46 million of core deposit intangible assets subject to amortization. Full systems integration was completed in the second quarter of 2018 with minimal disruption to our customers.

Re-Branding. During October 2018, Valley National Bank announced a new look and feel for its brand and, in many instances, will start referring to itself with a simpler name: “Valley.” The Bank’s brand refresh includes a new logo, visual changes to its web and mobile platforms, and a plan for transforming branches with new signage and a sleek, modern look. In conjunction with the re-branding effort, the listing for Valley's common stock, preferred stock and warrants switched from the New York Stock Exchange to NASDAQ. Valley’s common stock symbol remained VLY.

Branch Transformation. During 2018, Valley embarked on a new strategy to overhaul its retail network. The Bank is striving to create a branch infrastructure that is more reflective of current and future activity within our target markets. We intend to place greater emphasis on service, sales, and efficiency. We are in the process of upgrading many staff and training components placing greater importance on mobile and digital implementation, as well as customer education and promotion of those products. Valley's branch transformation will also include the repositioning, re-branding, functionality, aesthetics, and in many cases, reducing the square footage of our branches.

During the third quarter, we identified 74 branches within New Jersey and New York that presently do not meet certain internal performance measures. Of the 74 identified, we have closed 6 branches to date and expect to consolidate approximately 14 additional branches by the end of first quarter 2019, resulting in an estimated annual operating expense savings of $9 million. During the third quarter of 2018, we recognized branch asset impairment charges of $1.8 million related to the approved (actual and future) branch closures.

For the remaining 54 branches, we have implemented tailored action plans focused on improving profitability and deposit levels. However, should these branches not experience improvement within a defined period, they may be reviewed for potential consolidation.

While we expect the consolidation process, repositioning and renovations to be mostly complete by the end of 2020, it is important to recognize the evolving retail banking landscape combined with the Bank's expectation regarding profitability will make this activity a permanent component of Valley's overall strategy.

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
At September 30, 2018, Valley had completed LIFT enhancements that will result in cost reductions greater than 76 percent of the $22 million annual goal as compared to approximately 60 percent of such goal at June 30, 2018. We believe we remain on track to fully implement the LIFT program generated enhancements and realize the total cost reduction goal by June 30, 2019, although we can provide no assurance that all of the program generated enhancements and cost reductions will ultimately be realized.

Tax Cuts and Jobs Act. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (Tax Act) into law. As a result, the federal corporate income tax rate decreased from 35 percent to 21 percent effective January 1, 2018. See the "Income Taxes" section below for more details.
Quarterly Results. Net income for the third quarter of 2018 was $69.6 million, or $0.20 per diluted common share, compared to $39.6 million, or $0.14 per diluted common share, for the third quarter of 2017. The $30 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $52.9 million increase in our net interest income mostly due to higher average loan balances driven by acquired loans from USAB and strong organic loan growth over the last 12 months, (ii) a $2.0 million increase in non-interest income caused, in part, by higher income and fees resulting from the USAB acquisition, partially offset by (iii) a $19.1 million increase in non-interest expense mostly caused by additional operating costs related to the acquisition of USAB and additional salary and employee benefit expense largely related to our expanded team of residential mortgage loan consultants and technology personnel, (iv) a $4.9 million increase in our provision for credit losses mainly driven by higher reserves allocated to impaired taxi medallion loans, and (v) a $958 thousand increase in income tax expense largely due to higher pre-tax income. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense", and "Income Taxes" sections below for more details on the items above impacting our third quarter 2018 results, as well as other items discussed elsewhere in this MD&A.
Economic Overview. During the third quarter of 2018, real gross domestic product (GDP) grew at a 3.5 percent annual rate after advancing 4.2 percent in the second quarter of 2018. The pace of private wage growth for all employees accelerated while hiring slowed somewhat and measures of core inflation remained near the Federal Reserve’s two percent target. The trade weighted U.S. dollar index further increased compared to the first half of 2018 which may weigh on import and overall prices. Additionally, growth in consumer spending accelerated as business investment slowed somewhat and residential fixed investment remained weak.

From June 30, 2018 to September 30, 2018, the unemployment rate declined from 4.0 percent to 3.7 percent. The pace of hiring slowed somewhat compared to the prior quarter. The monthly average change in payrolls was approximately 206 thousand last quarter compared to 211 thousand in the second quarter of 2018. Based on a three-month average, wage growth on a year over year basis accelerated to 2.8 percent in the third quarter of 2018 compared to 2.7 percent in the prior quarter which represented the highest level since the middle of 2009.

The pace of business fixed investment, which includes investment in structures, equipment and software, slowed somewhat compared to the second quarter. Private nonresidential fixed investment advanced 0.8 percent in the third quarter of 2018 compared to an increase of 8.7 percent in the second quarter of 2018. While the pace of growth for fixed investment slowed, inventory restocking increased sharply compared to the prior quarter. Separately, investment in residential structures remained weak. Real private residential fixed investment declined 4.0 percent compared to 1.3 percent in the second quarter of 2018. For both multifamily and single family structures, investment declined.

Household spending accelerated compared to the second quarter of 2018. Personal consumption of goods and services grew 4.0 percent in the third quarter compared to 3.8 percent in the second quarter of the year. Both equity and home prices rose further in the third quarter of 2018 and equity market volatility declined which may have benefited consumer spending. In recent weeks, equity prices and measures of volatility have increased.

The Federal Open Market Committee (FOMC or Committee) increased the target range for the federal funds rate from 2.00 to 2.25 percent at their September 2018 meeting. The Committee found that the risks to the economic outlook were roughly balanced between their two objectives of price stability and maximum employment. Further, the Committee expects, based on realized and expected labor market conditions and inflation, additional gradual increases in the target range for the federal funds rate. The FOMC continued its policy of gradually reducing the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities which was initiated in October 2017.

The 10-year U.S. Treasury note yield ended the third quarter at 3.05 percent, 20 basis points higher compared with June 30, 2018. The spread between the 2- and 10-year U.S. Treasury note yields ended the third quarter of 2018 at 0.24 of a percentage point, 9 basis points lower compared to the end of the second quarter of 2018 and 27 basis points lower compared to December 31, 2017.

For all commercial banks in the U.S., loan growth in the third quarter averaged 4.7 percent compared to the same period one year ago. For the industry, banks reported stronger demand for commercial and industrial loan products, particularly from smaller firms, although demand for most consumer loans and those related to commercial real estate weakened during the quarter. The Bank’s originations increased across most products, and advantage taken of targeted demand from both new and pre-existing customers within its commercial loan portfolios (See the "Loan" and "Loan Portfolio" sections). However, should demand weaken for commercial loans and the yield curve further compress, these conditions may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
Loans. Loans increased $876.6 million, or 15.1 percent on an annualized basis, to approximately $24.1 billion at September 30, 2018 from June 30, 2018. The increase was mainly due to continued strong quarter over quarter organic growth in total commercial real estate loans, residential mortgage loans and commercial and industrial loans. During the third quarter of 2018, Valley also originated $124 million of residential mortgage loans for sale rather than held for investment. Residential mortgage loans held for sale totaled $31.7 million and $15.1 million at September 30, 2018 and June 30, 2018, respectively.
We are optimistic that our lending activity will remain brisk during the fourth quarter of 2018, despite the risk of potential setbacks in customer loan demand due to higher market interest rates or other negative market and economic factors. For the full year 2018, we expect to exceed our prior loan growth estimates of 8 to 10 percent, adjusted for the recent USAB acquisition and loan sales. However, there can be no assurance that we will achieve such levels. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans discussed further below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. Our PCI loan portfolio totaled $4.4 billion, or 18.4 percent of our total loan portfolio, at September 30, 2018 and is largely comprised of loans acquired from USAB.

Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) were $58.2 million, or 0.24 percent of total loans, at September 30, 2018 as compared to $33.3 million, or 0.14 percent of total loans, at June 30, 2018. The $25 million increase from June 30, 2018 was partially due to a matured performing construction loan in the normal process of renewal totaling $15.2 million within the 30 - 59 days past due category.

Total non-performing assets, consisting of non-accrual loans, other real estate owned (OREO) and other repossessed assets decreased $8.4 million to $88.7 million at September 30, 2018 as compared to June 30, 2018 mainly due to decreases of $6.1 million and $1.9 million in non-accrual loans and OREO, respectively, during the third quarter of 2018. The decrease in non-accrual loans was primarily due to improvement in loan performance and a few large loan payoffs in several categories. As a result, non-accrual loans decreased to 0.33 percent of total loans at September 30, 2018 as compared to 0.36 percent of total loans at June 30, 2018.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of September 30, 2018. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. The mix of the deposit categories of total average deposits for the third quarter of 2018 remained relatively unchanged as compared to the second quarter of 2018. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 27 percent, 49 percent and 24 percent of total deposits as of September 30, 2018, respectively. Overall, average deposits totaled $22.2 billion for the third quarter of 2018 and increased by $376.6 million as compared to the second quarter of 2018, and actual ending balances for deposits increased $947.5 million to approximately $22.6 billion at September 30, 2018 from June 30, 2018. The increases in both average and ending deposit balances were largely due to increases in money market deposits and time deposits driven by the success of several new commercial and consumer deposit initiatives commenced in the third quarter of 2018, as well as an increase in brokered certificates of deposit, which totaled approximately $500 million at September 30, 2018. Valley increased its use of brokered CDs partly due to their favorable pricing as compared to other available funding sources with similar terms, including FHLB advances. In addition, Valley implemented several new deposits gathering campaigns and strategies in the later part of the second quarter of 2018 and beginning of the third quarter of 2018 to better position its deposit offerings for both consumers and businesses.
Average short-term borrowings increased $599.6 million to $2.8 billion for the third quarter of 2018 as compared to the second quarter of 2018. Actual ending balances for short-term borrowings also increased $90.5 million to $3.0 billion at September 30, 2018 as compared to June 30, 2018. Both the increases in average and ending short-term borrowings were largely due to new FHLB advances used for normal loan funding activity and liquidity purposes during the third quarter of 2018.
Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased by $292.8 million to $2.0 billion for the third quarter of 2018 as compared to the second quarter of 2018. Actual ending balances for long-term borrowings also decreased $375.2 million to $1.7 billion at September 30, 2018 as compared to June 30, 2018. Both the decreases in average and ending long-term borrowings were mostly due to FHLB advance maturities and a partial shift to both short-term borrowings and brokered CDs at September 30, 2018 for funding purposes.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average assets	0.91%	0.67%	0.82%	0.78%
Return on average assets, as adjusted	0.96	0.79	0.94	0.81

Return on average shareholders’ equity	8.41	6.34	7.46	7.42
Return on average shareholders’ equity, as adjusted	8.84	7.42	8.50	7.79

Return on average tangible shareholders’ equity (ROATE)	12.96	8.96	11.54	10.61
ROATE, as adjusted	13.61	10.50	13.14	11.14

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

Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Net income, as reported	$69,559	$39,649	$184,326	$135,809
Add: Losses (gains) on securities transactions (net of tax)	56	(3)	630	(3)
Add: LIFT program expenses (net of tax) (1)	—	5,753	—	5,753
Add: Branch related asset impairment (net of tax) (2)	1,304	—	1,304	—
Add: Legal expenses (litigation reserve impact only, net of tax)	1,206	—	8,726	—
Add: Merger related expenses (net of tax) (3)	935	1,043	12,949	1,044
Add: Income Tax Expense (USAB charge impact only)	—	—	2,000	—
Net income, as adjusted	$73,060	$46,442	$209,935	$142,603

(1) LIFT program expenses are primarily within professional and legal fees, and salary and employee benefits expense.
(2) Branch related asset impairment is included in net losses on sale of assets within non-interest income.
(3) Merger related expenses are primarily within salary and employee benefits and other expense.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Net income, as adjusted	$73,060	$46,442	$209,935	$142,603
Average assets	$30,493,175	$23,604,252	$29,858,764	$23,334,491
Annualized return on average assets, as adjusted	0.96%	0.79%	0.94%	0.81%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Net income, as adjusted	$73,060	$46,442	$209,935	$142,603
Average shareholders' equity	$3,307,690	$2,502,538	$3,292,439	$2,441,227
Annualized return on average shareholders' equity, as adjusted	8.84%	7.42%	8.50%	7.79%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Net income	$69,559	$39,649	$184,326	$135,809
Net income, as adjusted	$73,060	$46,442	$209,935	$142,603
Average shareholders’ equity	$3,307,690	$2,502,538	$3,292,439	$2,441,227
Less: Average goodwill and other intangible assets	1,161,167	733,450	1,162,980	734,738
Average tangible shareholders’ equity	$4,468,857	$3,235,988	$4,455,419	$3,175,965
Annualized ROATE	12.96%	8.96%	11.54%	10.61%
Annualized ROATE, as adjusted	13.61%	10.50%	13.14%	11.14%

In addition to the items used to calculate net income, as adjusted, in the tables above, our net income is, from time to time, impacted by net gains on sales of loans and net impairment losses on securities recognized in non-interest income. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale and the results of our quarterly impairment analysis of the held to maturity and available for sale investment portfolios. See the “Non-Interest Income" section below for more details.
Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley. For the three and nine months ended September 30, 2018, Valley elected to reclassify fee income related to derivative interest rate swaps executed with commercial loan customers totaling $4.1 million and $11.8 million, respectively, from interest and fees on loans to other non-interest income within the presentation of our net interest margin below and consolidated financial statements. The applicable prior period amounts have also been reclassified to conform to this current presentation. See further discussion of the swap fees in the "Non-Interest Income" section below.

Net interest income on a tax equivalent basis totaling $218.1 million for the third quarter of 2018 increased $52.2 million and $5.9 million as compared to the third quarter of 2017 and second quarter of 2018, respectively. The increase as compared to the third quarter of 2017 was largely due to the USAB acquisition effective January 1, 2018. Interest income on a tax equivalent basis increased $16.8 million to $298.4 million for the third quarter of 2018 as compared to the second quarter of 2018 mainly due to a $819.0 million increase in average loans and a 16 basis point increase in the yield on average loans. Interest expense of $80.2 million for the third quarter of 2018 increased $10.9 million as compared to the second quarter of 2018 largely due to higher interest rates on many of our interest bearing deposit products, including new money market and certificate of deposit initiatives, and short-term borrowings, as well as a $599.6 million increase in average short-term borrowings. The increases were partially offset by a $293 million decline in average long-term borrowings mostly driven by maturing FHLB advances.

Average interest earning assets increased $6.3 billion to $28.0 billion for the third quarter of 2018 as compared to the third quarter of 2017 largely due to $3.7 billion and $522.6 million of loans and investments, respectively, acquired from USAB on January 1, 2018, as well as strong organic loan growth over the last 12 month period. Compared to the second quarter of 2018, average interest earning assets increased by $714.8 million from $27.3 billion due to the organic loan growth during the first nine months of 2018, partially offset by moderate declines in investments and overnight funds. Average loans increased $819.0 million to $23.7 billion for the third quarter of 2018 from the second quarter of 2018 mainly due to solid loan growth within the commercial real estate loan, residential mortgage loan, and commercial and industrial loan portfolios.

Average interest bearing liabilities increased $5.0 billion to $20.8 billion for the third quarter of 2018 as compared to the third quarter of 2017 mainly due to $3.4 billion of interest bearing liabilities assumed in the USAB acquisition and deposit growth primarily from time deposit and money market account initiatives, as well as greater use of short-term FHLB advances as part of our overall funding and liquidity strategy over the last 12 month period. Compared to the second quarter of 2018, average interest bearing liabilities increased $628.8 million in the third quarter of 2018 primarily due to greater use of short-term FHLB borrowings and higher average time deposits, including a $158.7 million increase in average brokered certificates of deposit, partially offset by run-off in long-term FHLB advances. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.12 percent for the third quarter of 2018 increased by 5 basis points and 1 basis point from 3.07 percent and 3.11 percent for the third quarter of 2017 and second quarter of 2018, respectively. The yield on average interest earning assets increased by 14 basis points on a linked quarter basis mostly due to the higher yield on average loans, partially offset by a lower yield on average investments caused, in part, by calls and other repayments of higher yielding investment securities. The yield on average loans increased by 16 basis points to 4.50 percent for the third quarter of 2018 as compared to the second quarter of 2018 mainly due to the high volume of new loan originations at current market rates, and to a lesser extent better than expected cash flows from certain purchased credit-impaired loan pools. The overall cost of average interest bearing liabilities increased 17 basis points to 1.55 percent for the third quarter of 2018 as compared to the linked second quarter of 2018 due to 16, 19, and 26 basis point increases in the cost of average interest bearing deposits, short-term borrowings, and long-term borrowings, respectively, largely driven by higher market interest rates. Our cost of total average deposits was 0.88 percent for the third quarter of 2018 as compared to 0.76 percent for the second quarter of 2018.

Looking forward, we expect the level of our net interest margin to remain relatively stable for the fourth quarter of 2018 as compared to the third quarter of 2018 with continued modest pressure caused by strong market competition for deposits. However, our net interest margin may decline as compared to the third quarter of 2018 due to a multitude of other conditional and sometimes unpredictable factors.

The following table reflects the components of net interest income for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$23,659,190	$265,871	4.50%	$22,840,235	$247,691	4.34%	$18,006,274	$185,867	4.13%
Taxable investments (3)	3,399,910	25,343	2.98	3,438,842	25,950	3.02	2,905,400	20,579	2.83
Tax-exempt investments (1)(3)	730,711	6,358	3.48	750,896	7,138	3.80	556,061	5,773	4.15
Federal funds sold and other interest bearing deposits	181,901	805	1.77	226,986	839	1.48	175,111	546	1.25
Total interest earning assets	27,971,712	298,377	4.27	27,256,959	281,618	4.13	21,642,846	212,765	3.93
Allowance for loan losses	(141,400)			(134,741)			(117,938)
Cash and due from banks	289,829			274,557			231,518
Other assets	2,428,322			2,428,459			1,860,683
Unrealized (losses) gains on securities available for sale, net	(55,288)			(47,024)			(12,857)
Total assets	$30,493,175			$29,778,210			$23,604,252
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,032,866	$28,775	1.04%	$10,978,067	$24,756	0.90%	$8,799,955	$15,641	0.71%
Time deposits	4,967,691	20,109	1.62	4,700,456	16,635	1.42	3,368,153	10,852	1.29
Total interest bearing deposits	16,000,557	48,884	1.22	15,678,523	41,391	1.06	12,168,108	26,493	0.87
Short-term borrowings	2,766,398	15,193	2.20	2,166,837	10,913	2.01	1,537,562	5,161	1.34
Long-term borrowings (4)	1,991,294	16,164	3.25	2,284,132	17,062	2.99	2,032,068	15,142	2.98
Total interest bearing liabilities	20,758,249	80,241	1.55	20,129,492	69,366	1.38	15,737,738	46,796	1.19
Non-interest bearing deposits	6,222,646			6,168,059			5,184,991
Other liabilities	204,590			201,043			178,985
Shareholders’ equity	3,307,690			3,279,616			2,502,538
Total liabilities and shareholders’ equity	$30,493,175			$29,778,210			$23,604,252
Net interest income/interest rate spread (5)		$218,136	2.72%		$212,252	2.75%		$165,969	2.74%
Tax equivalent adjustment		(1,336)			(1,500)			(2,024)
Net interest income, as reported		$216,800			$210,752			$163,945
Net interest margin (6)			3.10%			3.09%			3.03%
Tax equivalent effect			0.02%			0.02%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.12%			3.11%			3.07%

The following table reflects the components of net interest income for the nine months ended September 30, 2018 and 2017:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$22,939,106	$751,149	4.37%	$17,676,222	$541,946	4.09%
Taxable investments (3)	3,413,492	74,555	2.91	2,903,396	61,384	2.82
Tax-exempt investments (1)(3)	740,832	20,738	3.73	583,215	18,040	4.12
Federal funds sold and other interest bearing deposits	237,535	2,570	1.44	176,033	1,156	0.88
Total interest earning assets	27,330,965	849,012	4.14	21,338,866	622,526	3.89
Allowance for loan losses	(133,299)			(116,507)
Cash and due from banks	274,638			234,905
Other assets	2,426,795			1,892,875
Unrealized (losses) gains on securities available for sale, net	(40,335)			(15,648)
Total assets	$29,858,764			$23,334,491
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	11,061,781	75,848	0.91%	8,883,229	38,538	0.58%
Time deposits	4,755,539	51,360	1.44	3,279,699	30,571	1.24
Total interest bearing deposits	15,817,320	127,208	1.07	12,162,928	69,109	0.76
Short-term borrowings	2,144,854	31,838	1.98	1,646,030	14,578	1.18
Long-term borrowings (4)	2,234,373	50,458	3.01	1,737,314	41,883	3.21
Total interest bearing liabilities	20,196,547	209,504	1.38	15,546,272	125,570	1.08
Non-interest bearing deposits	6,167,869			5,173,140
Other liabilities	201,909			173,852
Shareholders’ equity	3,292,439			2,441,227
Total liabilities and shareholders’ equity	$29,858,764			$23,334,491
Net interest income/interest rate spread (5)		$639,508	2.76%		$496,956	2.81%
Tax equivalent adjustment		(4,358)			(6,323)
Net interest income, as reported		$635,150			$490,633
Net interest margin (6)			3.10%			3.07%
Tax equivalent effect			0.02%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.12%			3.11%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent and 35 percent federal tax rate for 2018 and 2017, respectively.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2018 Compared to September 30, 2017			Nine Months Ended September 30, 2018 Compared to September 30, 2017
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$62,386	$17,618	$80,004	$170,293	$38,910	$209,203
Taxable investments	3,643	1,121	4,764	11,085	2,086	13,171
Tax-exempt investments*	1,619	(1,034)	585	4,533	(1,835)	2,698
Federal funds sold and other interest bearing deposits	22	237	259	496	918	1,414
Total increase in interest income	67,670	17,942	85,612	186,407	40,079	226,486
Interest Expense:
Savings, NOW and money market deposits	4,621	8,513	13,134	11,081	26,229	37,310
Time deposits	6,012	3,245	9,257	15,370	5,419	20,789
Short-term borrowings	5,586	4,446	10,032	5,342	11,918	17,260
Long-term borrowings and junior subordinated debentures	(309)	1,331	1,022	11,362	(2,787)	8,575
Total increase in interest expense	15,910	17,535	33,445	43,155	40,779	83,934
Total increase in net interest income	$51,760	$407	$52,167	$143,252	$(700)	$142,552

*	Interest income is presented on a tax equivalent basis using a 21 percent and 35 percent federal tax rate for 2018 and 2017, respectively.
Non-Interest Income

Non-interest income increased $2.0 million and $17.8 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017. The following table presents the components of non-interest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Trust and investment services	$3,143	$3,062	$9,635	$8,606
Insurance commissions	3,646	4,519	11,493	13,938
Service charges on deposit accounts	6,597	5,558	20,529	16,136
(Losses) gains on securities transactions, net	(79)	6	(880)	5
Fees from loan servicing	2,573	1,895	6,841	5,541
Gains on sales of loans, net	3,748	5,520	18,143	14,439
Bank owned life insurance	2,545	1,541	6,960	5,705
Other	6,865	4,896	26,637	17,177
Total non-interest income	$29,038	$26,997	$99,358	$81,547

Insurance commissions decreased $2.4 million for the nine months ended September 30, 2018 as compared to the same period in 2017 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts increased $1.0 million and $4.4 million for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 mostly driven by the acquisition of USAB on January 1, 2018.

Net gains on sales of loans decreased $1.8 million for the third quarter of 2018 as compared to the third quarter of 2017 largely due to lower volume of residential mortgage loans sales. During the third quarter of 2018, we sold $151.1 million of residential mortgages as compared to $175.5 million of residential mortgage loans sold during the third quarter of 2017. During the nine months ended September 30, 2018 the net gain on sales of loans increased $3.7 million largely due to sales of residential mortgage loans totaling $581 million as compared to $472 million for the same period one year ago. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net change in the fair value of loans held for sale resulted in net losses of $318 thousand and $140 thousand for the three months ended September 30, 2018 and 2017, respectively, and $53 thousand and $708 thousand of net losses and net gains for the nine months ended September 30, 2018 and 2017, respectively. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Other non-interest income increased $2.0 million and $9.5 million for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. These increases were due, in part, to increases of $3.1 million and $6.0 million in fee income related to derivative interest rate swaps executed with commercial lending customers for the three and nine months ended September 30, 2018 as compared to the same periods of 2017. Swap fee income totaled $4.0 million and $910 thousand for the third quarters of 2018 and 2017, respectively, and $11.7 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively. However, we also recognized branch asset impairment charges of $1.8 million related to branch closures, included in net losses on sale of assets within this line item, during the third quarter of 2018.
Non-Interest Expense

Non-interest expense increased $19.1 million and $102.6 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Salary and employee benefits expense	$80,778	$69,286	$253,014	$198,777
Net occupancy and equipment expense	26,295	22,756	81,120	68,400
FDIC insurance assessment	7,421	4,603	20,963	14,658
Amortization of other intangible assets	4,697	2,498	13,607	7,596
Professional and legal fees	6,638	11,110	29,022	20,107
Amortization of tax credit investments	5,412	8,389	15,156	21,445
Telecommunications expense	3,327	2,464	9,936	7,830
Other	17,113	11,459	52,531	33,943
Total non-interest expense	$151,681	$132,565	$475,349	$372,756

Salary and employee benefits expense increased $11.5 million and $54.2 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017. The increases were due, in part, to the additional staffing costs related to the USAB acquisition, including $9.8 million of change in control, severance and retention expenses for the nine months ended September 30, 2018, as well as increases in both cash and stock-based incentive compensation expense. In addition to normal increases in annual compensation, Valley has also increased its investment in technology staffing and home mortgage consultant teams over the last 12-month period.

Net occupancy and equipment expense increased $3.5 million and $12.7 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017 mainly due to higher technology equipment related expense and increased occupancy and other costs related to the 29-branch network acquired from USAB. The increase for the nine months ended September 30, 2018 was also driven by higher building repair expense and included $1.1 million of USAB merger related expenses for the nine months ended September 30, 2018. Merger expenses within the category were immaterial for the third quarter of 2018.

FDIC insurance assessment increased $2.8 million and $6.3 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017 mainly due to the USAB acquisition and the organic growth of our balance sheet over the last 12-month period.

Amortization of other intangible assets increased $2.2 million and $6.0 million for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. The increases were mainly due to higher amortization expense of core deposit intangibles (CDI) during the nine months of 2018 caused by $45.9 million of such intangibles generated by the USAB acquisition. See Note 10 to the consolidated financial statements for more details.

Professional and legal fees decreased $4.5 million and increased $8.9 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods of 2017. The nine month increase was mainly due to litigation reserve charges of $12.2 million and merger related expenses of $828 thousand during the nine months ended September 30, 2018. The quarterly decrease in 2018 was largely driven by higher advisory and legal fees related to the LIFT Project and USAB acquisition incurred during the third quarter of 2017, partially offset by litigation reserve charges of $1.7 million for the third quarter of 2018. See Note 16 to the consolidated financial statements for additional information regarding litigation matters.

Other non-interest expense increased $5.7 million and $18.6 million for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, mainly due to moderate increases in several significant components of other expense, such as data processing, travel and entertainment, debit card and ATM expense, postage, and stationery and print expenses during the third quarter of 2018. These additional expenses were largely driven by our growth both organically and through the acquisition of USAB. Other non-interest expense also included $1.0 million and $6.0 million of USAB merger related expenses for the three and nine months ended September 30, 2018, largely related to data processing costs including contract termination fees and certain duplicative system costs.

Efficiency Ratio
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments, as well as infrequent charges within non-interest income and expense.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Total non-interest expense	$151,681	$132,565	$475,349	$372,756
Less: Amortization of tax credit investments (pre-tax)	5,412	8,389	15,156	21,445
Less: LIFT program expenses (pre-tax)	—	9,875	—	9,875
Less: Legal expenses (litigation reserve impact only, pre-tax)	1,684	—	12,184	—
Less: Merger related expenses (pre-tax)	1,304	1,241	18,080	1,242
Total non-interest expense, adjusted	$143,281	$113,060	$429,929	$340,194

Net interest income	$216,800	$163,945	$635,150	$490,633
Total non-interest income	29,038	26,997	99,358	81,547
Add: Branch related asset impairment (pre-tax)	1,821	—	1,821	—
Total net interest income and non-interest income	$247,659	$190,942	$736,329	$572,180
Efficiency ratio	61.70%	69.43%	64.72%	65.15%
Efficiency ratio, adjusted	57.85%	59.21%	58.39%	59.46%

Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we seek to achieve an adjusted efficiency ratio (as shown in the table above) in the range of 54 to 56 percent for the fourth quarter of 2018. However, we can provide no assurance that our adjusted efficiency ratio will meet our target or remain at the level reported for the third quarter of 2018.
Income Taxes

Effective January 1, 2018, the federal corporate income tax rate decreased from 35 percent to 21 percent under the Tax Act. Income tax expense totaled $18.0 million for the third quarter of 2018 as compared to $19.0 million and $17.1 million for the second quarter of 2018 and third quarter of 2017, respectively, and $50.2 million and $55.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 20.6 percent, 20.7 percent and 30.1 percent for the third quarter of 2018, second quarter of 2018, and third quarter of 2017, respectively, and 21.4 percent and 29.1 percent for the nine months ended September 30, 2018 and 2017, respectively.

On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The New Jersey surtax did not have a material impact on our reported income tax expense for the third quarter of 2018.

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

The following tables present the financial data for each business segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,264,778	$17,394,412	$4,312,522	$—	$27,971,712
Income (loss) before income taxes	12,684	80,768	9,732	(15,578)	87,606
Annualized return on average interest earning assets (before tax)	0.81%	1.86%	0.90%	N/A	1.25%

	Three Months Ended September 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,226,964	$12,779,310	$3,636,572	$—	$21,642,846
Income (loss) before income taxes	15,609	55,036	9,118	(23,026)	56,737
Annualized return on average interest earning assets (before tax)	1.19%	1.72%	1.00%	N/A	1.05%
Consumer Lending

This segment, representing approximately 26.6 percent of our loan portfolio at September 30, 2018, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 15.6 percent of our loan portfolio at September 30, 2018) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 5.3 percent of total loans at September 30, 2018) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $1.0 billion to $6.3 billion for the three months ended September 30, 2018 as compared to the third quarter of 2017. The increase was largely due to loan growth from new and refinanced residential mortgage loan originations, including a higher level of non-conforming jumbo mortgages held for investment, and an increase in collateralized personal lines of credit over the last 12 months, as well as $365.9 million and $109.8 million of residential mortgage loans and home equity loans, respectively, acquired from USAB in January 2018.

Income before income taxes generated by the consumer lending segment decreased $2.9 million to $12.7 million for the third quarter of 2018 as compared to $15.6 million for the third quarter of 2017. Non-interest expense increased $4.2 million for the third quarter of 2018 as compared to the same quarter of 2017 mainly due to higher salaries and employee benefits expenses related to the USAB acquisition and residential mortgage commission expense. The internal transfer expense increased $2.6 million for the third quarter of 2018 as compared to the same quarter of 2017. Non-interest income decreased $2.2 million for the third quarter of 2018 as compared to the third quarter of 2017 mainly due to lower gains on sales of residential mortgage loans. The negative impact of the aforementioned items was partially offset by a $6.3 million increase in the net interest income mainly driven by the increase in average loans and yield on new loans volumes.

The net interest margin on the consumer lending portfolio decreased 5 basis points to 2.69 percent for the third quarter of 2018 as compared to the same quarter one year ago mainly due to a 28 basis point increase in the costs associated with our funding sources, partially offset by a 23 basis point increase in yield on average loans. The increase in our cost of funds was primarily due to higher short-term interest rates on many of our interest bearing deposit products, including new money market and certificate of deposit initiatives, and short-term borrowings during 2018 as compared to 2017. The increase in loan yield was mainly due to higher market interest rates on new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $4.0 billion and represented 16.7 percent of the total loan portfolio at September 30, 2018. Commercial real estate loans and construction loans totaled $13.7 billion and represented 56.7 percent of the total loan portfolio at September 30, 2018.

Average interest earning assets in this segment increased $4.6 billion to $17.4 billion for the three months ended September 30, 2018 as compared to the third quarter of 2017. This increase was mostly due to approximately $3.2 billion of commercial PCI loans acquired from USAB and organic loan growth over the last 12 months.

For the three months ended September 30, 2018, income before income taxes for the commercial lending segment increased $25.7 million to $80.8 million as compared to the same quarter of 2017. Net interest income increased $45.7 million to $159 million for the third quarter of 2018 as compared to the same quarter in 2017 largely due to higher average balances, as well as an increase in yield on new loan originations. Internal transfer expense and non-interest expense increased $12.1 million and $6.5 million, respectively, during the third quarter of 2018 as compared to the same quarter in 2017 due, in part, to the USAB acquisition. The provision for credit losses increased $4.7 million to $5.9 million during the three months ended September 30, 2018 as compared to $1.2 million for the third quarter of 2017 due to higher allocated reserves related to impaired loans and loan growth. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment increased 10 basis point to 3.66 percent for the third quarter of 2018 as compared to the same period of 2017 largely due to a 38 basis point increase in the yield on average loans, partially offset by a 28 basis point increase in the cost of our funding sources.
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

Average interest earning assets in this segment increased $676.0 million during the third quarter of 2018 as compared to the third quarter of 2017 largely due to investment securities acquired from USAB.

For the quarter ended September 30, 2018, income before income taxes for the investment management segment increased $614 thousand to $9.7 million as compared to the third quarter in 2017 largely due to a $1.2 million increase in net interest income mainly driven by the higher average investment balances and better yields on new investments purchased during the nine months ended September 30, 2018.

The net interest margin for this segment decreased 22 basis points to 1.92 percent for the third quarter of 2018 as compared to the same quarter of 2017 largely due to a 28 basis point increase in costs associated with our funding sources, partially offset by a 6 basis point increase in the yield on average investments. The increase in the yield on average investments was partly due to purchases of higher yielding securities over the last nine months and the positive impact of increased market interest rates on the variable rate portion of our securities portfolio.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, and interest expense related to subordinated notes, as well as other infrequent charges related to bank acquisitions, litigation reserves and branch asset impairment.

The pre-tax net loss for the corporate segment decreased $7.4 million to $15.6 million for the three months ended September 30, 2018 as compared to the third quarter in 2017. The decrease in the net loss for this segment was mainly due to an increase in internal transfer income, partially offset by an increase in non-interest expense. Internal transfer income increased $16.3 million to $85.5 million for the three months ended September 30, 2018 as compared to the third quarter in 2017. The non-interest expense increased $8.4 million to $103.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was largely due to charges related to higher salaries and employee benefits, net occupancy and equipment, and other non-interest expenses. See further details in the "Non-Interest Expense" section above.

The following tables present the financial data for each business segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,058,416	$16,880,690	$4,391,859	$—	$27,330,965
Income (loss) before income taxes	43,444	226,373	30,562	(65,862)	234,517
Annualized return on average interest earning assets (before tax)	0.96%	1.79%	0.93%	N/A	1.14%

	Nine Months Ended September 30, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,133,132	$12,543,090	$3,662,644	$—	$21,338,866
Income (loss) before income taxes	46,068	162,801	28,694	(45,881)	191,682
Annualized return on average interest earning assets (before tax)	1.20%	1.73%	1.04%	N/A	1.20%

Consumer Lending

Average interest earning assets in this segment increased $925.3 million to $6.1 billion for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was largely due to $365.9 million and $109.8 million of residential mortgage loans and home equity loans, respectively, acquired from USAB on January 1, 2018 and loan growth mainly from new and refinanced residential mortgage loan originations held for investment and collateralized personal lines of credit over the last 12 months.

Income before income taxes generated by the consumer lending segment decreased $2.6 million to $43.4 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Non-interest expense increased $14.8 million for the nine months ended September 30, 2018 as compared to the same period in 2017 mainly due to higher salaries and employee benefits expenses related to the USAB acquisition and the growth of our home mortgage consultant team. The internal transfer expense increased $5.8 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The provision for loan losses also increased $1.2 million largely due to loan growth. See further detail in the "Allowance for Credit Losses" section. The negative impact of these items was partially offset by increases of $18.0 million and $1.2 million in net interest income and non-interest income, respectively. The increased net interest income was mostly due to higher average loans and yields on new loan volumes, while the increase in non-interest income was largely due to higher gains on sales of residential mortgage loans.

The net interest margin on the consumer lending portfolio decreased 3 basis point to 2.74 percent for the nine months ended September 30, 2018 as compared to the same period one year ago due to a 24 basis point increase in the costs associated with our funding sources, mostly offset by a 21 basis point increase in yield on average loans. The increase in our cost of funds was primarily due to higher short-term interest rates resulting from the Federal Reserve's gradual increases in short-term market interest rates during the last 12 months and intense competition for deposits mainly in our New Jersey and New York markets. The increase in loan yield was due to higher market interest rates on new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our loans, deposits and other borrowings.

Commercial Lending

Average interest earning assets in this segment increased $4.3 billion to $16.9 billion for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was mostly due to approximately $3.2 billion of commercial PCI loans acquired from USAB and strong loan growth during the first nine months of 2018.

For the nine months ended September 30, 2018, income before income taxes for the commercial lending segment increased $63.6 million to $226.4 million as compared to the same period in 2017. Net interest income increased $121.6 million to $460.7 million for the nine months ended September 30, 2018 as compared to the same period in 2017 largely due to higher average balances, as well as an increase in yield on new loan originations. Non-interest income increased $8.1 million for the nine months ended September 30, 2018 as compared to the same period in 2017 mainly due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $11.7 million for the nine months ended September 30, 2018 as compared to $5.7 million for the same period in 2017. The positive impact of these items was partially offset by an increase in the internal transfer expense, non-interest expense and the provision for credit losses. Internal transfer expense and non-interest expense increased $33.4 million and $17.1 million, respectively, during the nine months ended September 30, 2018 as compared to the same period in 2017 due, in part, to the USAB acquisition. The provision for credit losses increased $15.7 million to $20.2 million during the nine months ended September 30, 2018 as compared to the same period in 2017 due to higher allocated reserves related to impaired loans and loan growth. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment increased 3 basis points to 3.63 percent for the nine months ended September 30, 2018 as compared to the same period of 2017 as a 27 basis point increase in yield on average loans was partially offset by a 24 basis point increase in the cost of our funding sources.
Investment Management

Average interest earning assets in this segment increased $729.2 million during the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was largely due to investment securities acquired from USAB and a $61.5 million increase in average federal funds sold and other interest bearing deposits for the nine months ended September 30, 2018 as compared to the same period in 2017.

For the nine months ended September 30, 2018, income before income taxes for the investment management segment increased $1.9 million to $30.6 million as compared to the same period in 2017 mainly due to increases of $5.5 million and $1.3 million in net interest income and non-interest income, respectively, partially offset by a $4.8 million increase in the internal transfer expense. The increase in net interest income was mainly driven by the higher average investment balances during the nine months ended September 30, 2018 as compared to the same period of 2017.

The net interest margin for this segment decreased 20 basis points to 2.00 percent for the nine months ended September 30, 2018 as compared to the same period of 2017 largely due to a 24 basis point increase in costs associated with our funding sources, partially offset by a 4 basis point increase in the yield on average investments. The increase in the yield on average investments was partly due to purchases of higher yielding securities mainly over the last nine months and the positive impact of increased market interest rates on the variable rate portion of our securities portfolio.
Corporate and other adjustments

The pre-tax net loss for the corporate segment increased $20.0 million to $65.9 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in the net loss for this segment was mainly due to an increase in non-interest expense, partially offset by an increase in internal transfer income. The non-interest expense increased $70.6 million to $333.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was largely due to higher salaries and employee benefits expenses related to the USAB acquisition and charges related to USAB merger expense and professional and legal fees for litigation reserves. See further details in the "Non-Interest Expense" section above. Internal transfer income increased $44.0 million to $257.7 million for the nine months ended September 30, 2018 as compared to the same period in 2017.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2018. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2018. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2018. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2018 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2018. The model also utilizes an immediate parallel shift in the market interest rates at September 30, 2018.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$12,503	1.34%
+100	7,210	0.77
–100	(24,558)	(2.64)
–200	(78,772)	(8.45)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to moderately increase net interest income over the next 12 months by 0.77 percent. The Bank’s sensitivity to changes in market rates declined as compared to December 31, 2017 (which projected a decrease of 0.35 percent in net interest income over a 12 month period). The change in the sensitivity of our balance sheet since December 31, 2017 was primarily due to the impact of the interest earning assets and interest bearing liabilities acquired from USAB in the first quarter of 2018. However, the net asset sensitivity of the acquired financial instruments was partially mitigated by a significant increase in short-term borrowings used for loan growth funding since March 31, 2018. Future changes including, but not limited to, deposit and borrowings strategies, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at September 30, 2018.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.2 billion, representing 8.0 percent of earning assets, at September 30, 2018 and $2.0 billion, representing 9.3 percent of earning assets, at December 31, 2017. Of the $2.2 billion of liquid assets at September 30, 2018, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $449 million in principal payments from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2018) are projected to be approximately $6.4 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $19.7 billion and $15.4 billion for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively, representing 72.1 percent and 71.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $512 million for a short term from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2018, our borrowing capacity under the Federal Reserve's discount window was $1.2 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings increased approximately $2.2 billion to $3.0 billion at September 30, 2018 as compared to December 31, 2017 mostly due to new FHLB advances used for normal loan funding activity and liquidity purposes during the first nine months of 2018. Additionally, we assumed $650 billion of borrowings in the USAB acquisition, consisting of FHLB borrowings and securities sold under agreements to repurchase. The change in short-term borrowings is generally driven by the levels of loan originations both for investment and sale, repayments of long-term borrowings, and our use of time deposits, fully insured brokered deposits and other short-term funding in our current liquidity/funding strategies.
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
Investment Securities Portfolio

As of September 30, 2018, we had $2.1 billion and $1.7 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities (including 8 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (including 1 pooled security) and high quality corporate bonds issued by banks at September 30, 2018. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2018:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades: *
AAA Rated	$1,630,844	$6,165	$(52,508)	$1,584,501
AA Rated	287,690	3,154	(2,704)	288,140
A Rated	36,633	385	(440)	36,578
BBB Rated	3,000	47	—	3,047
Non-investment grade	—	—	—	—
Not rated	114,196	38	(10,146)	104,088
Total investment securities held to maturity	$2,072,363	$9,789	$(65,798)	$2,016,354
Available for sale investment grades: *
AAA Rated	$1,614,820	$793	$(62,839)	$1,552,774
AA Rated	92,513	18	(2,319)	90,212
A Rated	33,739	109	(522)	33,326
BBB Rated	12,273	1	(255)	12,019
Non-investment grade	19,219	324	(1,611)	17,932
Not rated	43,963	438	(1,663)	42,738
Total investment securities available for sale	$1,816,527	$1,683	$(69,209)	$1,749,001

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The unrealized losses in the AAA rated category (in the above table) in both held to maturity and available for sale investment securities are mainly related to residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac. The held to maturity portfolio includes $114.2 million in investments not rated by the rating agencies with aggregate unrealized losses of $10.1 million at September 30, 2018. The unrealized losses for this category included $6.2 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company's credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2018, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three and nine months ended September 30, 2018 and 2017 as the collateral supporting much of the investment securities has improved or performed as expected.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in thousands)
Loans
Commercial and industrial	$4,015,280	$3,829,525	$3,631,597	$2,741,425	$2,706,912
Commercial real estate:
Commercial real estate	12,251,231	11,913,830	11,706,228	9,496,777	9,351,068
Construction	1,416,259	1,376,732	1,372,508	851,105	903,640
Total commercial real estate	13,667,490	13,290,562	13,078,736	10,347,882	10,254,708
Residential mortgage	3,782,972	3,528,682	3,321,560	2,859,035	2,941,435
Consumer:
Home equity	521,797	520,849	549,329	446,280	448,842
Automobile	1,288,902	1,281,735	1,222,721	1,208,902	1,171,685
Other consumer	834,849	783,363	748,824	728,056	677,880
Total consumer loans	2,645,548	2,585,947	2,520,874	2,383,238	2,298,407
Total loans *	$24,111,290	$23,234,716	$22,552,767	$18,331,580	$18,201,462
As a percent of total loans:
Commercial and industrial	16.7%	16.5%	16.1%	15.0%	14.9%
Commercial real estate	56.7%	57.2%	58.0%	56.4%	56.3%
Residential mortgage	15.6%	15.2%	14.7%	15.6%	16.2%
Consumer loans	11.0%	11.1%	11.2%	13.0%	12.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned premiums and deferred loan costs of $16.7 million, $18.7 million, $22.0 million, $22.2 million and $18.5 million at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

Loans increased $876.6 million to approximately $24.1 billion at September 30, 2018 from June 30, 2018. The increase was mainly due to strong quarter over quarter growth in total commercial real estate loans, residential mortgage loans and commercial and industrial loans. During the third quarter of 2018, Valley also originated $124.1 million of residential mortgage loans for sale rather than held for investment. Residential mortgage loans held for sale totaled $31.7 million and $15.1 million at September 30, 2018 and June 30, 2018, respectively.

Total commercial and industrial loans increased $185.8 million from June 30, 2018 to approximately $4.0 billion at September 30, 2018, net of a normal decline in PCI loans. Exclusive of the decline in PCI loans, the non-PCI commercial and industrial loans increased by $220.1 million, or 29.4 percent on an annualized basis during the third quarter of 2018. The increase was mostly driven by new small to middle market lending relationships within our regions established by focused calling efforts by our experienced lending teams, which includes targeted hires over the last 12 to 18 months, and to a lesser extent by increased business investment by existing relationships.

Commercial real estate loans (excluding construction loans) increased $337.4 million from June 30, 2018 to $12.3 billion at September 30, 2018, despite the $160.2 million decline in the PCI loan portion of the portfolio during the third quarter of 2018. During the third quarter of 2018, non-PCI loans increased $497.6 million, or 21.9 percent on an annualized basis. The increase in non-PCI loans was due to strong loan volumes mainly from pre-exiting relationships in our Florida market area where we have taken fully advantage of Valley's higher lending capacity with former USAB customers, as well as targeted growth in New Jersey and New York. Construction loans increased $39.5 million to $1.4 billion at September 30, 2018 from June 30, 2018.

Total residential mortgage loans increased $254.3 million to approximately $3.8 billion at September 30, 2018 from June 30, 2018 due to strong production from our home mortgage consultant team. Non-conforming (jumbo) residential mortgages originations outpaced conforming loans this quarter and resulted in a higher percentage of our production held for investment in the loan portfolio. New and refinanced residential mortgage loan originations totaled approximately $497 million for the third quarter of 2018 as compared to $437 million and $307.0 million for the second quarter of 2018 and third quarter of 2017, respectively. We sold approximately $151 million of residential mortgage loans during the third quarter of 2018.
Home equity loans totaling $521.8 million at September 30, 2018 increased by only $948 thousand as compared to June 30, 2018. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be weak. We believe this trend may continue for the fourth quarter of 2018 due to many factors, including the Tax Act changes that limit the deductibility of mortgage interest expense for homeowners.
Automobile loans increased by $7.2 million to $1.3 billion at September 30, 2018 as compared to June 30, 2018. Growth slowed somewhat during the third quarter due to lower application volumes coupled with normal paydowns. Our Florida dealership network contributed $35 million in auto loan originations, representing approximately 23 percent of Valley's total new auto loan production during the third quarter of 2018 and was relatively consistent with the linked second quarter of 2018.
Other consumer loans increased $51.5 million, or 26.3 percent on an annualized basis to $834.8 million at September 30, 2018 as compared to $783.4 million at June 30, 2018 mostly due continued growth and customer usage of collateralized personal lines of credit.
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
Purchased Credit-Impaired Loans

PCI loans increased $3.0 billion to $4.4 billion at September 30, 2018 from $1.4 billion at December 31, 2017, mainly due to $3.7 billion of PCI loans acquired from USAB on January 1, 2018, partially offset by normal repayment activity. Our PCI loans also include loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting primarily of residential mortgage and other consumer loans, totaled $29.1 million and $38.7 million at September 30, 2018 and December 31, 2017, respectively.

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
At acquisition, we use a third party service provider to assist with our assessment of the contractual and estimated cash flows. During subsequent annual evaluation periods, Valley uses a third party software application to assess the contractual and estimated cash flows. Using updated loan-level information derived from Valley’s main operating system, contractually required loan payments and expected cash flows for each pool level, the software reforecasts both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows is subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield are reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.
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

The following table summarizes the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$4,647,701	$630,550	$1,541,469	$246,278
Acquisition	(9,520)	—	—	—
Accretion	54,367	(54,367)	20,626	(20,626)
Payments received	(262,513)	—	(90,240)	—
Net increase in expected cash flows	—	23,983	—	—
Balance, end of the period	$4,430,035	$600,166	$1,471,855	$225,652

	Nine Months Ended September 30,
	2018		2017
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$1,387,215	$282,009	$1,771,502	$294,514
Acquisition	3,735,162	474,208	—	—
Accretion	180,034	(180,034)	68,862	(68,862)
Payments received	(872,183)	—	(364,975)	—
Net increase in expected cash flows	—	23,983	—	—
Transfers to other real estate owned	(193)	—	(3,534)	—
Balance, end of the period	$4,430,035	$600,166	$1,471,855	$225,652

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. Based upon the most recent reforecasted cash flows during the third quarter of 2018, the net increase in accretable yield for the three and nine months ended September 30, 2018 was largely caused by a decrease in the loss expectations for certain PCI loan pools which are subsequently performing better than expected at their acquisition.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO) and other repossessed assets (which consist of automobiles) at September 30, 2018. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets totaling $88.7 million at September 30, 2018 decreased 8.7 percent from June 30, 2018 and increased 60.8 percent from September 30, 2017, respectively, (as shown in the table below). The $8.4 million decrease in non-performing assets at September 30, 2018 as compared to June 30, 2018 was mainly due to decreases of $6.1 million and $1.9 million in non-accrual loans and OREO, respectively, during the third quarter of 2018. The increase from September 30, 2017 was mostly related to non-accrual taxi medallion loans. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.37 percent at September 30, 2018 as compared to 0.42 percent at June 30, 2018. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2018	June 30, 2018	March 31, 2017	December 31, 2017	September 30, 2017
	($ in thousands)
Accruing past due loans: *
30 to 59 days past due:
Commercial and industrial	$9,462	$6,780	$5,405	$3,650	$1,186
Commercial real estate	3,387	4,323	3,699	11,223	4,755
Construction	15,576	175	532	12,949	—
Residential mortgage	10,058	7,961	6,460	12,669	7,942
Total Consumer	7,443	6,573	5,244	8,409	5,205
Total 30 to 59 days past due	45,926	25,812	21,340	48,900	19,088
60 to 89 days past due:
Commercial and industrial	1,431	1,533	804	544	3,043
Commercial real estate	2,502	—	—	—	626
Construction	36	—	1,099	18,845	2,518
Residential mortgage	3,270	1,978	4,081	7,903	1,604
Total Consumer	1,249	860	1,489	1,199	1,019
Total 60 to 89 days past due	8,488	4,371	7,473	28,491	8,810
90 or more days past due:
Commercial and industrial	1,618	560	653	—	125
Commercial real estate	27	27	27	27	389
Construction	—	—	—	—	—
Residential mortgage	1,877	2,324	3,361	2,779	1,433
Total Consumer	282	198	372	284	301
Total 90 or more days past due	3,804	3,109	4,413	3,090	2,248
Total accruing past due loans	$58,218	$33,292	$33,226	$80,481	$30,146
Non-accrual loans: *
Commercial and industrial	$52,929	$53,596	$25,112	$20,890	$11,983
Commercial real estate	7,103	7,452	8,679	11,328	13,870
Construction	—	1,100	732	732	1,116
Residential mortgage	16,083	19,303	22,694	12,405	12,974
Total Consumer	2,248	3,003	3,104	1,870	1,844
Total non-accrual loans	78,363	84,454	60,321	47,225	41,787
Other real estate owned (OREO)	9,863	11,760	13,773	9,795	10,770
Other repossessed assets	445	864	858	441	480
Non-accrual debt securities	—	—	—	—	2,115
Total non-performing assets (NPAs)	$88,671	$97,078	$74,952	$57,461	$55,152
Performing troubled debt restructured loans	$81,141	$83,694	$116,414	$117,176	$113,677
Total non-accrual loans as a % of loans	0.33%	0.36%	0.27%	0.26%	0.23%
Total NPAs as a % of loans and NPAs	0.37	0.42	0.33	0.31	0.30
Total accruing past due and non-accrual loans as a % of loans	0.57	0.51	0.41	0.70	0.40
Allowance for loan losses as a % of non-accrual loans	184.99	164.30	220.26	255.92	284.70

* Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

Loans past due 30 to 59 days increased $20.1 million to $45.9 million at September 30, 2018 as compared to June 30, 2018 largely due to a matured performing construction loan in the normal process of renewal totaling $15.2 million within this past due category. Commercial and industrial loans increased $2.7 million mainly due to a few taxi medallion loan relationships within this category at September 30, 2018 that are subsequently performing to their contractual terms.

Loans past due 60 to 89 days increased $4.1 million to $8.5 million at September 30, 2018 as compared to June 30, 2018 mainly due to moderate increases across most of the loan types within this delinquency category. Commercial real estate loans increased $2.5 million mainly due to two loans included in this category at September 30, 2018.

Loans past due 90 days or more and still accruing increased $695 thousand to $3.8 million at September 30, 2018 as compared to $3.1 million at June 30, 2018. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans decreased $6.1 million to $78.4 million at September 30, 2018 as compared to $84.5 million at June 30, 2018. The decrease was primarily due to improvement in loan performance and a few large loan payoffs. Non-accrual construction loans decreased $1.1 million due to one loan reported at June 30, 2018 that paid-off during the third quarter of 2018. As a result, non-accrual loans increased to 0.33 percent of total loans at September 30, 2018 as compared to 0.36 percent of total loans at June 30, 2018.

During the third quarter of 2018, we continued to closely monitor our New York City and Chicago taxi medallion loans totaling $123.7 million and $8.7 million, respectively, within the commercial and industrial loan portfolio at September 30, 2018. While the vast majority of the taxi medallion loans are currently performing, negative trends in market valuations of the underlying taxi medallion collateral could impact the future performance and internal classification of this portfolio. At September 30, 2018, the medallion portfolio included impaired loans totaling $66.5 million with related reserves of $26.3 million within the allowance for loan losses as compared to impaired loans totaling $64.7 million with related reserves of $23.2 million at June 30, 2018. At September 30, 2018, the impaired medallion loans largely consisted of performing troubled debt restructured (TDR) loans classified as substandard loans, as well as $45.7 million of non-accrual taxi cab medallion loans classified as doubtful. Our non-accrual taxi medallion loans are classified as doubtful primarily due to weakened levels of cash flow, collateral and guarantor support in relation to the loans, and not due to actual loan performance.
Valley's historical taxi medallion lending criteria had been conservative in regard to capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at September 30, 2018 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $9.7 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at September 30, 2018. Additionally, Valley currently has $29.1 million of performing non-impaired taxi medallion loans which are scheduled to mature in 2019, and $20.7 million that mature between 2023 and 2027. If the loans with 2019 maturities became TDRs upon maturity and renewal, an additional reserve of $8.7 million would be required based on the allowance methodology at September 30, 2018.
OREO properties decreased $1.9 million to $9.9 million at September 30, 2018 from $11.8 million at June 30, 2018 primarily due to a higher volume of OREO property sales. Net gains and losses on the sale of OREO were immaterial during the nine months ended September 30, 2018. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.2 million at September 30, 2018.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $2.6 million to $81.1 million at September 30, 2018 as compared to $83.7 million at June 30,

2018. Performing TDRs consisted of 98 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at September 30, 2018. On an aggregate basis, the $81.1 million in performing TDRs at September 30, 2018 had a modified weighted average interest rate of approximately 5.48 percent as compared to a pre-modification weighted average interest rate of 4.81 percent. The increase in the modified weighted average interest rate of the performing TDRs as compared to the pre-modification weighted average interest rate was largely due to loans restructured at higher current market interest rates, but with extended loan terms.
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

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in thousands)
Average loans outstanding	$23,659,190	$22,840,235	$18,006,274	$22,939,106	$17,676,222
Beginning balance - Allowance for credit losses	143,154	136,704	118,621	124,452	116,604
Loans charged-off:
Commercial and industrial	(833)	(642)	(265)	(1,606)	(4,889)
Commercial real estate	—	(38)	—	(348)	(553)
Construction	—	—	—	—	—
Residential mortgage	—	(99)	(129)	(167)	(488)
Total Consumer	(1,150)	(1,422)	(1,335)	(3,783)	(3,467)
Total charge-offs	(1,983)	(2,201)	(1,729)	(5,904)	(9,397)
Charged-off loans recovered:
Commercial and industrial	1,131	819	2,320	4,057	3,480
Commercial real estate	12	15	42	396	530
Construction	—	—	—	—	294
Residential mortgage	9	180	220	269	903
Total Consumer	600	495	366	1,563	1,324
Total recoveries	1,752	1,509	2,948	6,285	6,531
Net (charge-offs) recoveries	(231)	(692)	1,219	381	(2,866)
Provision charged for credit losses	6,552	7,142	1,640	24,642	7,742
Ending balance - Allowance for credit losses	$149,475	$143,154	$121,480	$149,475	$121,480
Components of allowance for credit losses:
Allowance for loan losses	$144,963	$138,762	$118,966	$144,963	$118,966
Allowance for unfunded letters of credit	4,512	4,392	2,514	4,512	2,514
Allowance for credit losses	$149,475	$143,154	$121,480	$149,475	$121,480
Components of provision for credit losses:
Provision for losses on loans	$6,432	$6,592	$1,301	$23,726	$7,413
Provision for unfunded letters of credit	120	550	339	916	329
Provision for credit losses	$6,552	$7,142	$1,640	$24,642	$7,742
Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.00%	0.01%	(0.03)%	0.00%	0.02%
Allowance for credit losses as a % of non-PCI loans	0.76	0.77	0.73	0.76	0.73
Allowance for credit losses as a % of total loans	0.62	0.62	0.67	0.62	0.67

The overall level of loan charge-offs (as presented in the above table) has continued to be low. Net loan charge-offs totaled $231 thousand for the third quarter of 2018 as compared to net charge-offs of $692 thousand for the second quarter of 2018, and $1.2 million of net recoveries of loan charge-offs during the third quarter of 2017.
During the third quarter of 2018, we recorded a $6.6 million provision for credit losses as compared to $7.1 million and $1.6 million for the second quarter of 2018 and the third quarter of 2017, respectively. The provision for credit losses totaled $24.6 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively. The elevated 2018 provision was largely due to higher reserves allocated to impaired taxi medallion loans, as well as the significant non-PCI loan growth.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2018		June 30, 2018		September 30, 2017
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$88,509	2.20%	$78,649	2.05%	$57,203	2.11%
Commercial real estate loans:
Commercial real estate	29,093	0.24%	33,234	0.28%	36,626	0.39%
Construction	21,037	1.49%	20,578	1.49%	18,673	2.07%
Total commercial real estate loans	50,130	0.37%	53,812	0.40%	55,299	0.54%
Residential mortgage loans	4,919	0.13%	4,624	0.13%	3,892	0.13%
Consumer loans:
Home equity	576	0.11%	604	0.12%	592	0.13%
Auto and other consumer	5,341	0.25%	5,465	0.26%	4,494	0.24%
Total consumer loans	5,917	0.22%	6,069	0.23%	5,086	0.22%
Total allowance for credit losses	$149,475	0.62%	$143,154	0.62%	$121,480	0.67%

*	Includes the reserve for unfunded letters of credit.
The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.62 percent at both September 30, 2018 and June 30, 2018 and 0.67 percent at September 30, 2017. At September 30, 2018, our allowance allocations for losses as a percentage of total loans remained relatively stable as compared to June 30, 2018 for most loan categories. The allocated reserves as a percentage of commercial and industrial loans increased 0.15 percent largely due to higher allocated reserves for impaired taxi medallion loans, as well as internally classified loans which include non-impaired taxi medallion loans.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $4.4 billion) was 0.76 percent, 0.77 percent and 0.73 percent at September 30, 2018, June 30, 2018 and September 30, 2017, respectively. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at September 30, 2018, June 30, 2018 and September 30, 2017.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2018 and December 31, 2017, shareholders’ equity totaled approximately $3.3 billion and $2.5 billion, respectively, and represented 10.7 percent and 10.6 percent of total assets, respectively. During the nine months ended September 30, 2018, total shareholders’ equity increased by $769.8 million primarily due to (i) the additional capital of $737.2 million issued in the USAB acquisition, (ii) net income of $184.3 million, (iii) a $12.4 million increase attributable to the effect of our stock incentive plan and (iv) net proceeds of $1.0 million from the re-issuance of treasury and authorized common shares issued under our dividend reinvestment plan totaling a combined 87 thousand shares. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $119.3 million, (ii) $30.9 million of other comprehensive losses, and (iii) a $14.9 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2018. See Note

4 to the consolidated financial statements for additional information regarding changes in our accumulated other comprehensive loss during the three and nine months ended September 30, 2018.
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

Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of January 1, 2018, Valley and Valley National Bank are required to maintain a capital conservation buffer of 1.875 percent. As of September 30, 2018, and December 31, 2017, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer required to be phased in at these dates under the Basel III Capital Rules (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2018 and December 31, 2017:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2018
Total Risk-based Capital
Valley	$2,735,995	11.55%	$2,340,003	9.875%	N/A	N/A
Valley National Bank	2,645,296	11.19	2,335,093	9.875	$2,364,651	10.00%
Common Equity Tier 1 Capital
Valley	2,027,715	8.56	1,510,635	6.375	N/A	N/A
Valley National Bank	2,395,821	10.13	1,507,465	6.375	1,537,023	6.50
Tier 1 Risk-based Capital
Valley	2,242,520	9.46	1,866,078	7.875	N/A	N/A
Valley National Bank	2,395,821	10.13	1,862,163	7.875	1,891,721	8.00
Tier 1 Leverage Capital
Valley	2,242,520	7.63	1,175,018	4.00	N/A	N/A
Valley National Bank	2,395,821	8.17	1,173,395	4.00	1,466.744	5.00

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2017
Total Risk-based Capital
Valley	$2,258,044	12.61%	$1,656,575	9.25%	N/A	N/A
Valley National Bank	2,185,967	12.23	1,653,088	9.25	$1,787,122	10.00%
Common Equity Tier 1 Capital
Valley	1,651,849	9.22	1,029,763	5.75	N/A	N/A
Valley National Bank	1,961,316	10.97	1,027,595	5.75	1,161,629	6.50
Tier 1 Risk-based Capital
Valley	1,864,279	10.41	1,298,397	7.25	N/A	N/A
Valley National Bank	1,961,316	10.97	1,295,663	7.25	1,429,698	8.00
Tier 1 Leverage Capital
Valley	1,864,279	8.03	928,484	4.00	N/A	N/A
Valley National Bank	1,961,316	8.47	926,459	4.00	1,158,074	5.00

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
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2018	December 31, 2017
	($ in thousands, except for share data)
Common shares outstanding	331,501,424	264,468,851
Shareholders’ equity	$3,302,936	$2,533,165
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,166,481	733,144
Tangible common shareholders’ equity	$1,926,764	$1,590,330
Tangible book value per common share	$5.81	$6.01
Book value per common share	$9.33	$8.79
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 37.7 percent for the nine months ended September 30, 2018 as compared to 24.1 percent for the year ended December 31, 2017. Our retention ratio increased from the year ended December 31, 2017, however it was negatively impacted by infrequent charges, including legal expenses related to litigation reserves, USAB merger expense, branch asset impairment and a charge to income tax expense related to the effect of the USAB acquisition on our state deferred tax assets during the nine months ended September 30, 2018. Our retention ratio is expected to improve during the fourth quarter of 2018 due to, among other factors, higher earnings from continued loan growth and further implementation of our LIFT initiatives.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2018 and 2017. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
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

Based on such evaluation, Valley’s CEO and CFO have concluded that, as a result of the material weakness in Valley’s internal control over financial reporting previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), Valley’s disclosure controls and procedures were not effective as of September 30, 2018.

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

During the first quarter of 2018, Valley initiated remediation efforts. Management reviewed the design and operation of the controls and made enhancements to the proper identification and escalation of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints that require the attention of senior management and those charged with governance. During the third quarter of 2018, management completed the implementation of such enhancements and the new controls and procedures were placed in operation. Once these new controls are in operation for a sufficient period of time, Valley will subject them to appropriate tests in order to determine whether they are operating effectively.

(b) Changes in internal controls over financial reporting. As discussed above, management has continued to remediate the underlying causes of the material weakness disclosed in the 2017 10-K. Other than the plan for remediation described above, there has been no change in Valley’s internal control over financial reporting in the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2018 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2018 to July 31, 2018	1,318	$12.56	—	4,112,465
August 1, 2018 to August 31, 2018	23,377	12.00	—	4,112,465
September 1, 2018 to September 30, 2018	4,436	12.03	—	4,112,465
Total	29,131	$12.03	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2018.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2017.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 23, 2018.
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Ira Robbins, President and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 8, 2018	Ira Robbins
President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
November 8, 2018	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer