Form 10-K
period 2018-12-31
VALLEY NATIONAL BANCORP
filed 2019-02-28
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11277
VALLEY NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)
973-305-8800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series A, no par value	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series B, no par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐		☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.9 billion on June 30, 2018.
There were 331,983,842 shares of Common Stock outstanding at February 26, 2019.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2019 Proxy Statement”) for the 2019 Annual Meeting of Shareholders to be held April 17, 2019 will be incorporated by reference in Part III. The 2019 Proxy Statement will be filed within 120 days of December 31, 2018.

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2018, Valley had consolidated total assets of $31.9 billion, total net loans of $24.9 billion, total deposits of $24.5 billion and total shareholders’ equity of $3.4 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III, State Bancorp Capital Trusts I and II, and Aliant Statutory Trust II at December 31, 2018 through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.
Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 220 branches serving northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. The Bank offers commercial, retail, insurance and wealth management financial services products. The Bank also provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. In addition, certain international banking services are available to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange transactions, documentary collections, foreign wire transfers, as well as transaction accounts for non-resident aliens.
Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include, but are not limited to:

•	an insurance agency offering property and casualty, life and health insurance;

•	an asset management adviser that is a registered investment adviser with Securities and Exchange Commission (SEC);

•	title insurance agencies in New York with services in New Jersey;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
The Bank’s subsidiaries also include real estate investment trust subsidiaries (the REIT subsidiaries) which own real estate related investments and a REIT subsidiary, which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries, all subsidiaries mentioned above are directly or indirectly wholly owned by the Bank. Because each REIT must have 100 or more shareholders to qualify as a REIT, each REIT has issued less than 20 percent of its outstanding non-voting preferred stock to individuals, most of whom are current and former (non-executive officer) Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REITs.
Recent Acquisitions
Valley has grown significantly in the past five years primarily through bank acquisitions that expanded our branch footprint into Florida. Recent bank transactions are discussed further below.
USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, after purchase accounting adjustments, and maintained a branch network of 29 offices at December 31, 2018. The acquisition represents a significant addition to Valley’s Florida presence, primarily in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they own. The total consideration for the acquisition was approximately $737 million, consisting of 64.9 million shares of Valley common stock and the outstanding USAB stock-based awards.

3	2018 Form 10-K

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
In connection with the 1st United acquisition, we acquired loans and other real estate owned subject to Federal Deposit Insurance Corporation (FDIC) loss-share agreements (referred to as “covered loans” and “covered OREO”, together “covered assets”). The FDIC loss-share agreements relate to three previous FDIC-assisted acquisitions completed by 1st United from 2009 to 2011. The Bank shares losses on covered assets in accordance with provisions of each loss-share agreement. The vast majority of Valley's covered loans totaling $27.6 million, or 0.1 percent of total loans, at December 31, 2018 are covered by residential mortgage related loan loss sharing agreements acquired from 1st United that will expire between 2019 and 2021.
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

Commercial Lending Segment
Commercial and industrial loans. Commercial and industrial loans totaled approximately $4.3 billion and represented 17.3 percent of the total loan portfolio at December 31, 2018. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area, as well as Florida. Loans originated from Florida accounted for approximately 28 percent of total commercial and industrial loans at December 31, 2018 as compared to 14 percent of such loans at December 31, 2017. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Our loan decisions include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $580.5 million at December 31, 2018. In addition, we provide financing to the medical equipment leasing market through our leasing subsidiary, Highland Capital Corp.
The commercial portfolio also includes approximately $121.8 million and $8.4 million of New York City and Chicago taxi medallion loans at December 31, 2018, respectively, which we continue to closely monitor due to the weakness exhibited in the

2018 Form 10-K	4

taxi industry caused by strong competition from alternative ride-sharing services. At December 31, 2018, the medallion portfolio included impaired loans totaling $73.7 million with related reserves of $27.9 million within the allowance for loan losses. While most of the taxi medallion loans within the portfolio at December 31, 2018 are currently performing to their contractual terms, negative trends in the market valuations of the underlying taxi medallion collateral and a decline in borrower cash flows, among other factors, could impact the future performance of this portfolio. See the “Non-performing Assets” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) for additional information regarding our taxi medallion loans.
Commercial real estate loans. Commercial real estate and construction loans totaled $13.9 billion and represented 55.5 percent of the total loan portfolio at December 31, 2018. We originate commercial real estate loans that are largely secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York, Pennsylvania and Florida. Loans originated from Florida lending represented 28 percent of the total commercial real estate loans at December 31, 2018 as compared to 13 percent of such loans at December 31, 2017. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $1.5 billion at December 31, 2018 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer Lending Segment
Residential mortgage loans. Residential mortgage loans totaled $4.1 billion and represented 16.4 percent of the total loan portfolio at December 31, 2018. Our residential mortgage loans include fixed and variable interest rate loans mostly located in New Jersey, New York and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We also make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships, as well as targeted purchases of loans guaranteed by third parties. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted through an approved appraisal management company. The appraisal management company adheres to all regulatory requirements. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages include both fixed rate and adjustable rate mortgage (ARM) products with 10-year to 30-year maturities.  The adjustable rate loans have a fixed-rate, fixed payment, introductory period of 5 to 10 years that is selected by the borrower. The adjustable rate residential mortgage loans totaled approximately $898 million and $218 million at December 31, 2018 and 2017, respectively. Additionally, Valley began to originate interest-only (i.e., non-amortizing) residential mortgage loans during 2017 due to demand for this type of loan product in the New York City and northern New Jersey markets. Valley's interest-only residential mortgage loans have 15-year to 30-year maturities and totaled $75.4 million (or 1.8 percent of the total residential mortgage loan portfolio) at December 31, 2018. The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Note 5 to the consolidated financial statements for further details.

5	2018 Form 10-K

Other consumer loans. Other consumer loans totaled $2.7 billion and represented 10.8 percent of the total loan portfolio at December 31, 2018. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, loans secured by the cash surrender value of life insurance, home equity loans and lines of credit, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Florida, Connecticut, Delaware and Alabama offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Valley acquired an immaterial amount of automobile loans from its bank acquisitions in Florida since 2014, as auto lending was not a focus of the acquired operations. However, we implemented our indirect auto lending model in Florida during 2015, and Alabama in 2018 using our New Jersey based underwriting and loan servicing platform. The relatively new Florida auto dealer network generated over $154 million and $106 million of auto loans in 2018 and 2017, respectively, while the auto loans originated from Alabama were not material in 2018. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territories. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured, but are largely comprised of personal lines of credit secured by cash surrender value of life insurance. The product is mainly originated through the Bank’s retail branch network and third party financial advisors. Unsecured consumer loans totaled approximately $58.1 million, including $10.4 million of credit card loans, at December 31, 2018.
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
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2018, our total investment securities and interest bearing deposits with banks were $3.8 billion and $177.1 million, respectively. See the “Investment Securities Portfolio” section of the MD&A and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2018 and 2017, approximately 74 percent of Valley’s gross loans totaling $25.0 billion and $18.3 billion, respectively, consisted of commercial real estate (including construction loans), residential mortgage, and home equity loans. The remaining 26 percent at both December 31, 2018 and 2017 consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have continued to diversify the geographic concentrations in the New Jersey and New York City Metropolitan area within our loan portfolio primarily through our bank acquisitions in Florida since 2014, including our recent acquisition of USAB on January 1, 2018. Many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of our MD&A in this report for further discussion of our loan composition and concentration risks.

2018 Form 10-K	6

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2018.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	32%	31%	44%	37%	34%
New York	27	34	24	29	31
Florida	28	28	19	15	25
Pennsylvania	1	1	2	9	2
California	1	1	6	1	2
Connecticut	1	*	1	2	1
Other	10	5	4	7	5
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.

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

Valley’s Board performs its risk oversight function primarily through several standing committees, including the Risk Committee, all of which report to the full Board. The Risk Committee assists the Board by, among other things, establishing an enterprise-wide risk management framework that is appropriate for Valley’s capital, business activities, size and risk appetite. The Risk Committee also reviews and recommends to the Board appropriate risk tolerances and limits for strategic, credit, interest rate, liquidity, compliance, operational (including information security risk), reputation and price risk (and ensures that risks are managed within those tolerances), and monitors compliance with applicable laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies, procedures and monitoring programs to maintain effective risk management programs and processes.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law. On July 6, 2018, the Board of Governors of the Federal Reserve System (FRB), Office of the Comptroller of the Currency (OCC) and Federal Deposit Insurance Corporation (FDIC) issued a joint interagency statement regarding the impact of the EGRRCPA. As a result of this statement and the EGRRCPA, Valley and the Bank are no longer subject to Dodd-Frank Act stress testing requirements. While Valley is no longer required to publish company-run annual stress tests, it continues to internally run stress tests of its capital position that are subject to review by Valley's primary regulators. Additionally, the results of the internal stress tests are considered in combination with other risk management and monitoring practices at Valley to maintain an effective risk management program.
Cyber Security
Information security is a significant operational risk for Valley. Information security includes the risk of losses resulting from cyber attacks. Valley frequently experiences attempted cyber security attacks against its systems. However, to date, none of these incidents have resulted in material losses, known breaches of customer data or significant disruption of services to our customers. Within the past few years, we have significantly increased the resources dedicated to cyber security. We believe that further increases are likely to be required in the future, in anticipation of increases in the sophistication and persistency of cyber-attacks. We employ personnel dedicated to overseeing the infrastructure and systems necessary to defend against cyber security incidents. Senior management is regularly briefed on information and cyber security matters, preparedness and any incidents requiring a response.

7	2018 Form 10-K

Valley’s Board through its Risk Committee has primary oversight responsibility for information security and receives regular updates and reporting from management on information and cyber security matters, including information related to any third-party assessments of Valley’s cyber program. The Risk Committee periodically approves Valley’s information security policies.

We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures and if we experienced a cyber security breach of customer data, to make required notifications to customers and disclosure to government officials. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access is a high priority for us. While we have faith in our cyber security practices and personnel, we also know we are not immune from a costly and successful attack.

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
Types of collateral. Loan collateral, when required, may consist of any one or a combination of the following asset types depending upon the loan type and intended purpose: commercial or residential real estate; general business assets including working assets such as accounts receivable, inventory, or fixed assets such as equipment or rolling stock; marketable securities or other forms of liquid assets such as bank deposits or cash surrender value of life insurance; automobiles; or other assets wherein adequate protective value can be established and/or verified by reliable outside independent appraisers. In addition to these types of collateral, we, in many cases, will obtain the personal guarantee of the borrower’s principals or an affiliated corporate entity to mitigate the risk of certain commercial and industrial loans and commercial real estate loans.
Many times, we will underwrite loans to legal entities formed for the limited purpose of the business which is being financed. Credit granted to these entities and the ultimate repayment of such loans is primarily based on the cash flow generated from the property securing the loan or the business that occupies the property. The underlying real property securing the loans is considered a secondary source of repayment, and normally such loans are also supported by guarantees of the legal entity members. Absent such guarantees or approval by our credit committee, our commercial real estate underwriting guidelines require that the loan to value ratio (at origination) should not exceed 60 percent, except for certain low risk loan categories where the loan to value ratio requirement may be higher, based on the estimated market value of the property as established by an independent licensed appraiser.
Reevaluation of collateral values. Commercial loan renewals, refinancings and other subsequent transactions that include the advancement of new funds or result in the extension of the amortization period beyond the original term, require a new or updated appraisal. Renewals, refinancings and other subsequent transactions that do not include the advancement of new funds (other than for reasonable closing costs) or, in the case of commercial loans, the extension of the amortization period beyond the original term, do not require a new appraisal unless management believes there has been a material change in market conditions or the physical aspects of the property which may negatively impact the collectability of our loan. In general, the period of time

2018 Form 10-K	8

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
Certain impaired loans are reported at the fair value of the underlying collateral (less estimated selling costs) if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values for such loans are typically estimated using individual appraisals performed every 12 months (or 18 months for impaired loans no greater than $1.0 million with current loan to value ratios less than 75 percent). Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.
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
Loans Originated by Third Parties
From time to time, the Bank makes purchases of commercial real estate loans and loan participations, residential mortgage loans, automobile loans, and other loan types, originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act, as well as other asset/liability management strategies. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial and industrial, and commercial real estate participation loans are generally seasoned loans with expected shorter durations. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.
Purchased commercial loans (including commercial and industrial and commercial real estate loans), and residential mortgage loans totaled approximately $1.5 billion and $1.1 billion, respectively, at December 31, 2018 representing 8.74 percent, and 25.74 percent of our total commercial and residential mortgage loans, respectively.
At December 31, 2018, the commercial real estate loans originated by third parties had loans past due 30 days or more totaling 1.37 percent as compared to 0.20 percent for our total commercial real estate portfolio, including all delinquencies.

9	2018 Form 10-K

Residential mortgage loans originated by third parties had loans past due 30 days or more totaling 1.64 percent of these loans at December 31, 2018 as compared to 0.49 percent for our total residential mortgage portfolio.
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
Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. Valley ranked 18th in competitive ranking and market share based on the deposits reported by 201 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit markets as of June 30, 2018. The FDIC also ranked Valley 7th, 39th, 23rd, and 15th in the states of New Jersey, New York, Florida, and Alabama, respectively, based on deposit market share as of June 30, 2018. While our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, captive finance companies, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national companies which offer various financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.
In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems. We face strong competition for our borrowers, depositors, and other customers from financial technology (fintech) companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley. Within our markets, we also compete with some of the largest financial institutions in the world that have greater human and financial resources and are able to offer a large range of products and services at competitive rates and prices. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 220 branches, an extensive ATM network, and our telephone and on-line banking systems. Our competitive advantage also lies in our strong community presence with over 90 years of service. This longevity is especially appealing to customers seeking a strong, stable and service-oriented bank.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Personnel
At December 31, 2018, Valley National Bank and its subsidiaries employed 3,192 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

2018 Form 10-K	10

Executive Officers

Name	Age at December 31, 2018	Executive Officer Since	Office
Ira Robbins	44	2009	President and Chief Executive Officer of Valley and Valley National Bank
Alan D. Eskow	70	1993	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
Dianne M. Grenz	56	2014	Senior Executive Vice President of Valley and Chief Consumer Banking Officer of Valley National Bank
Thomas A. Iadanza	60	2015	Senior Executive Vice President of Valley and Chief Lending Officer of Valley National Bank
Ronald H. Janis	70	2017	Senior Executive Vice President and General Counsel of Valley and Valley National Bank
Robert J. Bardusch	53	2016	Senior Executive Vice President of Valley and Chief Operating Officer of Valley National Bank
Kevin Chittenden	54	2016	Executive Vice President of Valley and Chief Residential Lending Officer of Valley National Bank
Bernadette M. Mueller	60	2009	Executive Vice President of Valley and Community Reinvestment Act Officer of Valley National Bank
Melissa F. Scofield	59	2015	Executive Vice President of Valley and Chief Risk Officer of Valley National Bank
Yvonne M. Surowiec	58	2017	Executive Vice President of Valley and Chief Human Resources Officer of Valley National Bank
Mark Saeger	54	2018	Executive Vice President of Valley and Chief Credit Officer of Valley National Bank
Eugene M. Fernandez	55	2018	Executive Vice President of Valley and Chief Marketing Officer of Valley National Bank
Mitchell L. Crandell	48	2007	First Senior Vice President, Chief Accounting Officer of Valley and Valley National Bank
All officers serve at the pleasure of the Board of Directors.
Available Information
We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valley.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Code of Conduct and Ethics that applies to all of our employees including our executive officers and directors, Valley’s Audit Committee Charter, Valley’s Compensation and Human Resources Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter, and Valley’s Corporate Governance Guidelines.
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
The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of five percent or more of the voting shares of any company which is not a bank and from engaging in any business other than

11	2018 Form 10-K

that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of five percent or more of the voting stock of any other bank. Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the OCC. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities and other activities that are financial in nature if Valley elects to become a financial holding company.
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
Under Basel III, the minimum capital ratios for us and Valley National Bank are as follows:

•	4.5 percent CET1 (common equity Tier 1) to risk-weighted assets.

•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
As of January 1, 2019, Basel III required us and Valley National Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. As of January 1, 2019, we and the Bank maintained the required capital conservation buffer of 2.5 percent.
Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. The deductions and other adjustments to CET1 were previously scheduled to be phased in incrementally between January 1, 2015 and January 1, 2018. In November 2017, banking regulators announced that the phase in of certain of these adjustments for non-advanced approaches banking organizations such as Valley was frozen.

2018 Form 10-K	12

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
Basel III, with respect to us, required that our trust preferred securities be eliminated from Tier 1 capital by January 1, 2016. Accordingly, none of Valley’s trust preferred securities were included in Tier 1 capital during 2018 and 2017.
With respect to Valley National Bank, Basel III also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDICIA, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it meets the aforementioned minimum capital ratios under Basel III. An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. On January 1, 2019, the capital conservation buffer was fully phased in, and as a result, the capital ratios applicable to depository institutions under Basel III now exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.
Basel III prescribes a standardized approach for calculating risk-weighted assets. Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2018 under the “prompt corrective action” regulations in effect as of such date.
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
Under the Durbin Amendment contained in the Dodd-Frank Act, the Federal Reserve adopted rules applying to banks with more than $10 billion in assets which established a maximum permissible interchange fee equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. As we exceed $10 billion in assets, we are subject to the interchange fee cap.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law. On July 6, 2018, the Fed, the OCC and the FDIC issued a joint interagency statement regarding the impact of the EGRRCPA. As a result of this statement and the EGRRCPA, Valley and the Bank are no longer subject to Dodd-Frank Act stress testing requirements. However, under safety and soundness requirements we will continue to conduct stress testing of our own design.
Volcker Rule
The Volcker Rule (contained in the Dodd-Frank Act) prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (Covered Funds) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2018 that meet the definition of Covered Funds. Regulators are currently considering modifying certain aspects of the Volcker Rule.

13	2018 Form 10-K

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to maintain guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and our Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Dividend Limitations
Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, without consent, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit us from paying dividends if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Among other things, consultation with the FRB supervisory staff is required in advance of our declaration or payment of a dividend to our shareholders that exceeds our earnings for the trailing four-quarter period in which the dividend is being paid.
Transactions with Related Parties
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
Section 22 of the Federal Reserve Act prohibits the Bank from paying to a director, officer, attorney or employee a rate on deposits that is greater than the rate paid to other depositors on similar deposits with the Bank.
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
The OCC approvals of the most recent acquisitions of USAB and CNL in January 2018 and December 2015, respectively, were unconditional, however, the OCC will continue to monitor the Bank's progress with the CRA plan, and any necessary enhancements based upon new markets or otherwise, through its normal supervisory reviews. Valley National Bank's CRA plan is available for review on its website at www.valley.com.
A bank which does not have a CRA program that is deemed satisfactory by its regulator will be prevented from making acquisitions.

2018 Form 10-K	14

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
NASDAQ, where Valley common stock is listed, has corporate governance listing standards, including rules strengthening director independence requirements for boards, as well as the audit committee and the compensation committee, and requiring the adoption of charters for the compensation and audit committees.
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
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We and our Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

15	2018 Form 10-K

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

The CFPB examines Valley National Bank’s compliance with such laws and the regulations under them.
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
In 2016, the FDIC added a surcharge to the insurance assessments for banks with over $10 billion in assets, which became effective in July 2016 and continued until the Bank's December 2018 assessment invoice, which covered the assessment period from July 1, 2018 through September 30, 2018. After that invoice, the FDIC assessment no longer included a quarterly surcharge.
London Interbank Offered Rate
Central banks around the world, including the Fed, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions because of the probable phase out of LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. Although the full impact of a transition, including the potential or actual discontinuance of LIBOR publication, remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. A transition away from LIBOR may also require extensive changes to the contracts that govern these LIBOR-based products, as well as our systems and processes. A number of the bank's commercial loans and some residential loans are based upon LIBOR. The Bank is working on replacement language where necessary.

2018 Form 10-K	16

Item 1A.	Risk Factors
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
Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in interest rates driven by such factors could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the held to maturity and available for sale investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See additional information at the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
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
Our investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our results of operations.
We invest in certain tax-advantaged investments that support qualified affordable housing projects, community development and renewable energy resources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. Due diligence review is performed both prior to the initial investment and on an ongoing basis. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The possible inability to realize these tax credits and other tax benefits may have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside our control, including changes in the applicable tax code and the ability of the projects to be completed. We previously invested in mobile solar generators sold and managed by DC Solar and its affiliates (DC Solar). For reasons that were not known to us, DC Solar had its assets frozen in December 2018. DC Solar filed for Chapter 11 bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation (FBI) special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including us, received tax credits for making these renewable resource investments. As a result of the information provided in the FBI special agent's affidavit filed in the U.S. District Court for the Eastern District of California, we believe that, in 2019, we may be required to record an uncertain tax position liability under

17	2018 Form 10-K

Accounting Standards Codification 740, Income Taxes for a significant portion of the tax credit benefits we received in the past. We will continue to evaluate our existing tax positions, as well as new positions as they arise. However, if we are required to recognize an uncertain tax position liability in our 2019 consolidated financial statements, the uncertain tax position liability and charge-offs may have an adverse impact on our income tax liabilities, results of operations and financial condition.
The future impact of changes to the Internal Revenue Code is uncertain and may adversely affect our business.
The U.S. Congress passed significant reform of the Internal Revenue Code, known as the Tax Cuts and Jobs Act of 2017 (Tax Act) at the end of 2017. While the decline in the federal corporate tax rate from 35 percent to 21 percent lowered Valley’s income tax expense as a percentage of its taxable income in 2018 and will in subsequent years, other provisions of the Tax Act negatively impacted Valley's consolidated financial statements and it may adversely affect Valley in the future. For example, under the new provisions of the Tax Act, the Bank's FDIC insurance assessment totaling $28.3 million for the year ended December 31, 2018 was partially non-tax deductible based upon the asset size of the Bank.
The Tax Act also imposes higher limitations on the deductibility of interest and property tax expenses which may adversely impact the property values of real estate used to secure loans and create an additional tax burden for many borrowers, particularly in high tax jurisdictions such as New Jersey and New York where Valley operates. These and other federal tax changes could significantly impact the level of lending activity and the financial health of our customers. The negative impact to customers could potentially result in, among other things, an inability to repay loans or maintain deposits at Valley in states where Valley operates, especially New York and New Jersey. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.
The ultimate impact of the Tax Act on our business and our customers is uncertain and may be adverse.
Claims and litigation could result in significant expenses, losses and damage to our reputation.
From time to time as part of Valley’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability could have a material adverse effect on Valley’s financial condition and results of operations. Any reputation damage could have a material adverse effect on Valley’s business. During 2018, Valley settled litigation matters (including one settlement subsequently approved by the courts in February 2019) resulting in a total charge of $12.2 million within professional and legal fees.
See the "Litigation" section under Note 15 to the consolidated financial statements for information regarding significant pending lawsuits.
Cyber-attacks could compromise our information or result in the data of our customers being improperly divulged, which could expose us to liability, losses and escalating operating costs.
Valley regularly collects, processes, transmits and stores confidential information regarding its customers, employees and others for whom it services loans.  In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on Valley’s behalf.
Information security risks have increased because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, denial-of-service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although Valley frequently experiences attempted cybersecurity attacks against its systems, to date, none of these incidents have resulted in material losses, known breaches of customer data or significant disruption of services to Valley’s customers. However, there can be no assurance that Valley will not incur such issues in the future, exposing us to significant on-going operational costs and reputational harm.
Additionally, risk exposure to cyber security matters will remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets.
In managing our cyber risks, when entering a new vendor relationship, we review and gage the cyber security risk of such third-party service providers. A successful attack on one of our third-party service providers could adversely affect our business and result in the disclosure or misuse of our confidential information. While we believe we are taking reasonable, risk-based precautions to manage the risk of cyber-attacks against third party service providers, there can be no assurance that our third-party service providers will not suffer a cyber-attack that exposes us to significant operational costs and damages.

2018 Form 10-K	18

While we believe we have risk based technology reasonably capable of discovering cyber-attacks, and personnel who are qualified to monitor our technology and systems to detect cyber-attacks, we can offer no assurance that we will be able to identify and prevent cyber-attacks when they occur. Significant damage may occur if Valley fails to identify, or there is a delay in identifying, a cyber-attack on our systems, or those of our third-party service providers.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2018, approximately 74 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
The secondary market for residential mortgage loans, for the most part, is limited to conforming Fannie Mae and Freddie Mac loans. The effects of this limited mortgage market combined with another correction in residential real estate market prices and reduced levels of home sales, could result in price reductions in home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. For additional risks related to our sales of residential mortgages in the secondary market, see the “We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” risk factor below.
Net gains on sales of residential mortgage loans are a significant component of our non-interest income and could fluctuate in future periods.
Net gains on sales of residential mortgage loans represented approximately 15 percent and 19 percent of our non-interest income for the years ended December 31, 2018 and 2017, respectively.  Our ability or decision to sell a portion of our mortgage loan production in the secondary market is dependent upon, amongst other factors, the levels of market interest rates, consumer demand marketable loans, our sales and pricing strategies, the economy and our need to maintain the appropriate level of interest rate risk on our balance sheet.  A change in one or more of these or other factors could significantly impact our ability to sell mortgage loans in the future and adversely impact the level of our non-interest income and financial results.
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

19	2018 Form 10-K

An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Our non-accrual loans increased from 0.22 percent of total loans at December 31, 2016 to 0.35 percent of total loans at December 31, 2018 largely due to a significant increase in non-accrual taxi medallion loans within our commercial and industrial loan portfolio since 2016. While most of the taxi medallion loans are currently performing to their contractual terms, continued negative trends in the market valuations of the underlying taxi medallion collateral caused by ride-sharing services could impact the future performance of such loans, the level of our loan charge-offs and the provision for loan loans. Additionally, a downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for loan losses and lost interest income relating to non-performing loans.
Non-performing assets (including non-accrual loans, other real estate owned, and other repossessed assets) totaled $98.6 million at December 31, 2018. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.
We may be required to increase our allowance for credit losses as a result of changes to an accounting standard.
In 2016, the FASB released a new standard for determining the amount of the allowance for credit losses. The new standard will be effective for Valley for reporting periods beginning January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the "CECL model") rather than losses inherent in the portfolio as of a point in time. When adopted, the CECL model will likely increase our allowance for credit losses, which could materially affect our financial condition and future results of operations. The extent of the increase and its impact to our financial condition is under evaluation but will ultimately depend upon the nature and characteristics of Valley's portfolio at the adoption date, and the macroeconomic conditions and forecasts at that date; therefore, the potential financial impact is currently unknown.
The loss of or decrease in lower-cost funding sources within our deposit base, including our inability to achieve deposit retention targets under our branch transformation strategy, may adversely impact our net interest income and net income.
Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market or money market or fixed income mutual funds, as providing a better risk/return tradeoff. Additionally, our customers largely bank with us because of our local customer service and convenience. For a certain percentage customers, this convenience could be negatively impacted by recent branch consolidation activity undergone as part of our branch transformation strategy. If customers move money out of bank deposits and into other investments, Valley could lose a low cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.
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

2018 Form 10-K	20

controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

As disclosed in “Item 9A - Controls and Procedures,” a material weakness was identified in our internal control over financial reporting as of December 31, 2017 resulting from Valley not assigning the appropriate levels of responsibility and authority to its Ethics and Compliance group to identify and evaluate the severity and financial reporting implications of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints. Additionally, Valley did not establish controls over required communications of such matters to senior management or others within the organization and to those charged with governance to enable them to conduct or monitor the investigation and resolution of such matters on a timely basis. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017. During the first quarter of 2018, Valley initiated remediation efforts. Management reviewed the design and operation of the controls and made enhancements to the proper identification and escalation of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints that require the attention of senior management and those charged with governance. During the third quarter of 2018, management completed the implementation of such enhancements and the new controls and procedures were placed in operation. Management evaluated these new controls and procedures and determined that the Company’s internal control over financial reporting was effective as of December 31, 2018.
We could incur future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2018 and 2017 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. If the fair values of the four reporting units were less than their book value of the total common shareholders’ equity for an extended period of time, Valley would consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2018, our goodwill totaled $1.1 billion. See Note 8 to the consolidated financial statements for additional information.
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
Extensive regulation and supervision have a negative impact on our ability to compete in a cost-effective manner and may subject us to material compliance costs and penalties.
Valley, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds

21	2018 Form 10-K

and the banking system as a whole. Many laws and regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. They encourage Valley to ensure a satisfactory level of lending in defined areas and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations. Valley’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions.
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
In the future, we may increase our capital resources or, if our or the Bank’s actual or projected capital ratios fall below or near the current (Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock or debt securities. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. In December 2016, Valley issued 9.24 million shares of common stock and used the proceeds for growth in the Bank’s loan portfolio, as well as other general corporate purposes. In August 2017, Valley issued 4.0 million shares of non-cumulative perpetual stock with a dividend at issuance of 5.50 percent and a liquidation preference of $25 per share. See Note 18 to the consolidated financial statements for more details on our common and preferred stock.
Changes in accounting policies or accounting standards could cause us to change the manner in which we report our financial results and condition in adverse ways and could subject us to additional costs and expenses.
Valley’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of Valley’s assets or liabilities and financial results. Valley identified its accounting policies regarding the allowance for loan losses, purchased credit-impaired loans, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.
From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (U.S. GAAP), such as the FASB, SEC, banking regulators and Valley’s independent registered public accounting firm, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current

2018 Form 10-K	22

interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
We may be unable to adequately manage our liquidity risk, which could affect our ability to meet our obligations as they become due, capitalize on growth opportunities, or pay regular dividends on our common stock.
Liquidity risk is the potential that Valley will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.
Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources, such as the FHLB and certain brokered deposit channels established by the Bank.
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
Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the potential negative changes in the financial markets and regulatory landscape. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services. Additionally, the financial services industry is facing a wave of digital disruption from fintech companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.
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
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

23	2018 Form 10-K

Failure to successfully implement our growth strategies could cause us to incur substantial costs and expenses which may not be recouped and adversely affect our future profitability.
From time to time, Valley may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Valley may invest significant time and resources to develop and market new lines of business and/or products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences, may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of Valley’s system of internal controls. Failure to successfully manage these risks could have a material adverse effect on Valley’s business, results of operations and financial condition.
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
A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in New Jersey, New York, Florida and Alabama in which our branches operate are subject to severe flooding from time to time and significant weather related disruptions may become common events in the future. Heavy storms and hurricanes can also cause

2018 Form 10-K	24

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
We engage in the origination of residential mortgages for sale into the secondary market, while typically retaining the loan servicing. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.2 billion and $2.8 billion at December 31, 2018 and 2017, respectively. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only five and two loan repurchases in 2018 and 2017, respectively). None of the loan repurchases resulted in material loss. As of December 31, 2018, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.
Possible replacement of the LIBOR benchmark interest rate may have an impact on Valley’s business, financial condition or results of operations.
On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Many of Valley’s assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on Valley’s business, financial condition, or results of operations.

Item 1B.	Unresolved Staff Comments
None.

25	2018 Form 10-K

Item 2.	Properties
We conduct our business at 220 retail banking centers locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. We own 120 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.
The following table summarizes our retail banking centers in each state:

	Number of banking centers	% of Total
New Jersey
Northern	99	45.0
Central	25	11.4
Total New Jersey	124	56.4
New York
Manhattan	12	5.5
Long Island	12	5.5
Brooklyn	9	4.1
Queens	5	2.3
Total New York	38	17.3
Florida	43	19.5
Alabama	15	6.8
Total	220	100.0%

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
During the second half of 2018, Valley embarked on a new strategy to overhaul its retail network. The Bank is striving to create a branch infrastructure that is more reflective of current and future activity within our target markets. During 2018, we identified several branches within New Jersey and New York that did not meet certain internal performance measures. Of those identified, we closed 7 branches in 2018 and closed or will close 13 additional branches during the first quarter of 2019.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $341.6 million at December 31, 2018. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
During February 2019, we entered into an agreement for the sale-leaseback of 29 of our currently owned properties. The transaction is expected to close in the first or second quarter of 2019, and is subject to change or termination due to buyer due diligence on the identified properties. See the "Recent Event" section of the MD&A and Note 23 to the consolidated financial statements for more information.

Item 3.	Legal Proceedings
In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims. See Note 15 to the consolidated financial statements for further details.

2018 Form 10-K	26

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ under the ticker symbol “VLY”. There were 7,330 shareholders of record as of December 31, 2018.

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2013 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index (KRX) and (c) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/13	12/14	12/15	12/16	12/17	12/18
Valley	$100.00	$100.30	$106.44	$131.50	$131.61	$108.20
KBW Regional Banking Index (KRX)	100.00	102.43	108.56	151.04	153.77	126.88
S&P 500	100.00	113.68	115.24	129.02	157.17	150.27

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2018 to October 31, 2018	1,821	$10.56	—	4,112,465
November 1, 2018 to November 30, 2018	41,478	10.02	—	4,112,465
December 1, 2018 to December 31, 2018	62,839	9.32	—	4,112,465
Total	106,138		—

(1)	Represents repurchases made in connection with the vesting of employee stock awards.

27	2018 Form 10-K

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2018.

Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

2018 Form 10-K	28

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8 of this Annual Report.

	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$1,164,967	$842,457	$770,270	$705,879	$642,334
Interest expense	302,045	174,107	148,774	156,754	161,846
Net interest income—tax equivalent basis (1)	862,922	668,350	621,496	549,125	480,488
Less: tax equivalent adjustment	5,719	8,303	8,382	7,866	7,933
Net interest income	857,203	660,047	613,114	541,259	472,555
Provision for credit losses	32,501	9,942	11,869	8,101	1,884
Net interest income after provisions for credit losses	824,702	650,105	601,245	533,158	470,671
Non-interest income:
(Losses) gains on securities transactions, net	(2,342)	(20)	777	2,487	745
Gains on sales of loans, net	20,515	20,814	22,030	4,245	1,731
(Losses) gains on sales of assets, net	(2,402)	(95)	1,358	2,776	18,087
Other non-interest income	118,281	91,007	84,095	83,304	59,255
Total non-interest income	134,052	111,706	108,260	92,812	79,818
Non-interest expense:
Loss on extinguishment of debt	—	—	315	51,129	10,132
Amortization of tax credit investments	24,200	41,747	34,744	27,312	24,196
Other non-interest expense	604,861	467,326	441,066	420,634	368,927
Total non-interest expense	629,061	509,073	476,125	499,075	403,255
Income before income taxes	329,693	252,738	233,380	126,895	147,234
Income tax expense	68,265	90,831	65,234	23,938	31,062
Net income	261,428	161,907	168,146	102,957	116,172
Dividends on preferred stock	12,688	9,449	7,188	3,813	—
Net income available to common shareholders	$248,740	$152,458	$160,958	$99,144	$116,172
Per Common Share:
Earnings per share:
Basic	$0.75	$0.58	$0.63	$0.42	$0.56
Diluted	0.75	0.58	0.63	0.42	0.56
Dividends declared	0.44	0.44	0.44	0.44	0.44
Book value	9.48	8.79	8.59	8.26	8.03
Tangible book value (2)	5.97	6.01	5.80	5.36	$5.38
Weighted average shares outstanding:
Basic	331,258,964	264,038,123	254,841,571	234,405,909	205,716,293
Diluted	332,693,718	264,889,007	255,268,336	234,437,000	205,716,293
Ratios:
Return on average assets	0.86%	0.69%	0.76%	0.53%	0.69%
Return on average shareholders’ equity	7.91	6.55	7.46	5.26	7.18
Return on average tangible shareholders’ equity (3)	12.21	9.32	11.07	7.66	10.26
Average shareholders’ equity to average assets	10.93	10.53	10.08	10.08	9.62
Tangible common equity to tangible assets (4)	6.45	6.83	6.91	6.52	6.87
Efficiency ratio (5)	63.46	65.96	66.00	78.71	73.00
Dividend payout	58.67	75.86	69.80	105.00	78.40
Tier 1 leverage capital (6)	7.57	8.03	7.74	7.90	7.46
Common equity Tier 1 capital (6)	8.43	9.22	9.27	9.01	N/A
Tier 1 risk-based capital (6)	9.30	10.41	9.90	9.72	9.73
Total risk-based capital (6)	11.34	12.61	12.15	12.02	11.42
Financial Condition:
Assets	$31,863,088	$24,002,306	$22,864,439	$21,612,616	$18,792,491
Net loans	24,883,610	18,210,724	17,121,684	15,936,929	13,371,560
Deposits	24,452,974	18,153,462	17,730,708	16,253,551	14,034,116
Shareholders’ equity	3,350,454	2,533,165	2,377,156	2,207,091	1,863,017
See Notes to the Selected Financial Data that follow.

29	2018 Form 10-K

Notes to Selected Financial Data

(1)
In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a federal tax rate of 21 percent for 2018 and 35 percent for 2017, 2016, 2015 and 2014.  Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	At December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except for share data)
Common shares outstanding	331,431,217	264,468,851	263,638,830	253,787,561	232,110,975
Shareholders’ equity	$3,350,454	$2,533,165	$2,377,156	$2,207,091	$1,863,017
Less: Preferred stock	209,691	209,691	111,590	111,590	—
Less: Goodwill and other intangible assets	1,161,655	733,144	736,121	735,221	614,667
Tangible common shareholders’ equity	$1,979,108	$1,590,330	$1,529,445	$1,360,280	$1,248,350
Tangible book value per common share	$5.97	$6.01	$5.80	$5.36	$5.38

(3)
Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Net income	$261,428	$161,907	$168,146	$102,957	$116,172
Average shareholders’ equity	$3,304,531	$2,471,751	$2,253,570	$1,958,757	$1,618,965
Less: Average goodwill and other intangible assets	1,163,397	734,200	734,520	614,084	486,769
Average tangible shareholders’ equity	$2,141,134	$1,737,551	$1,519,050	$1,344,673	$1,132,196
Return on average tangible shareholders’ equity	12.21%	9.32%	11.07%	7.66%	10.26%

(4)
Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2018	2017	2016	2015	2014
			($ in thousands)
Tangible common shareholders’ equity	$1,979,108	$1,590,330	$1,529,445	$1,360,280	$1,248,350
Total assets	$31,863,088	$24,002,306	$22,864,439	$21,612,616	$18,792,491
Less: Goodwill and other intangible assets	1,161,655	733,144	736,121	735,221	614,667
Tangible assets	$30,701,433	$23,269,162	$22,128,318	$20,877,395	$18,177,824
Tangible common shareholders’ equity to tangible assets	6.45%	6.83%	6.91%	6.52%	6.87%

(5)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

(6)	Capital positions and ratios as of December 31, 2018, 2017, 2016 and 2015 were calculated under Basel III rules which became effective January 1, 2015.

2018 Form 10-K	30

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
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
Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section in Part1, Item 1A of this Annual Report on Form 10-K include, but are not limited to:

•	weakness or a decline in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;

•	the inability to retain USAB’s customers and key employees;

•	the inability to grow customer deposits to keep pace with loan growth;

•	an increase in our allowance for credit losses due to higher than expected loan losses within one or more segments of our loan portfolio;

•	less than expected cost reductions and revenue enhancement from Valley's cost reduction plans, including its earnings enhancement program called "LIFT" and branch transformation strategy;

•
greater than expected technology related costs due to, among other factors, prolonged or failed implementations, additional project staffing and obsolescence caused by continuous and rapid market innovations;

•	the loss of or decrease in lower-cost funding sources within our deposit base, including our inability to achieve deposit retention targets under Valley's branch transformation strategy;

•	the effect of the partial U.S. Government shutdown on levels of economic activity in the markets in which we operate and on levels of end market demand in the economy in general;

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

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors; and

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships.

31	2018 Form 10-K

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
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements. We identified our policies for the allowance for loan losses, purchased credit-impaired loans, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors.
The judgments used by management in applying the critical accounting policies discussed below may be affected by significant changes in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain collateral dependent impaired loans (including New York City taxi cab medallion loan valuations based on the estimated value of the underlying medallions) could be adversely impacted by illiquidity or dislocation in certain markets, resulting in depressed market valuations of the underlying collateral, thus leading to additional provisions for loan losses.
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
The PCI loans are subject to our internal credit review. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for the PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on (or reserves for) PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement are performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI

2018 Form 10-K	32

loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for loan losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted for prospectively as a yield adjustment. Valley had no allowance reserves related to PCI loans at December 31, 2018 and 2017.
Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.
Changes in Our Allowance for Loan Losses
Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $151.9 million at December 31, 2018.
For impaired credits, if the present value of expected cash flows were 10 percent higher or lower, the allowance would have decreased $3.3 million or increased $4.8 million, respectively, at December 31, 2018. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have decreased $4.3 million or increased $4.7 million, respectively, at December 31, 2018.
The internal risk rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse (special mention rate), the allowance would have increased by approximately $24.9 million as of December 31, 2018. Additionally, if the loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $11.0 million, respectively, at December 31, 2018. Moreover, if the expected loss rate applied to classified loans were to increase or decrease by 10 percent, the allowance would have been $930 thousand higher or lower, respectively, at December 31, 2018.
Purchased Credit-Impaired Loans. Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio totaling $4.2 billion at December 31, 2018 primarily consists of loans acquired in business combinations subsequent to 2011. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. We estimate the undiscounted cash flows expected to be collected by incorporating several key assumptions, including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference.” The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. Prepayments affect the estimated life of PCI loans and could change the amount of interest income, and possibly principal, expected to be collected. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in our estimate of the expected cash flows of the loan pools.
On a quarterly basis, the Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for the underlying loans of each PCI loan pool. These evaluations require the continued use of key assumptions and estimates necessary in forecasting the estimated cash flows. We attempt to ensure the forecasted expectations are reasonable based on the information currently available; however, due to the uncertainties inherent in the use of estimates, actual cash flow results may differ from our forecast and the differences may be significant. To mitigate such differences, we carefully prepare and review the assumptions utilized in forecasting estimated cash flows.
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
See Notes 1 and 5 to the consolidated financial statements, and "Loan Portfolio" section included in this MD&A for further PCI loan details, including net increases and decreases in expected cash flows subsequent to the applicable PCI loan acquisition dates impacting the accretable yield in 2018 and 2017.
Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $1.1 billion at December 31, 2018 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate

33	2018 Form 10-K

it may be impaired. Other intangible assets totaling $77.0 million at December 31, 2018 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.
Currently, the goodwill impairment analysis is generally a two-step test. During 2018, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units but may choose to perform an optional qualitative assessment allowable for one or more units in future periods to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.
Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2018, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $58.1 million. See Note 8 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.
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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporate various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2018 and 2017, management determined it is more likely than not that Valley will realize its net deferred tax assets, except for a valuation allowance of $733 thousand established at December 31, 2018. However, in the fourth quarter of 2017 we re-measured and reduced our deferred tax assets by $15.4 million for the estimated impact of the Tax Act, which decreased our federal income tax rate from 35 percent to 21 percent effective January 1, 2018. During 2018, we recognized a $2.3 million tax benefit related to the adjustment of the Tax Act provisional amounts in our final 2017 tax returns completed in the fourth quarter of 2018. During 2017, we also reduced our state deferred tax assets by $4.5 million to reflect the effect of our organic and acquisition-based expansion primarily in Florida on our existing state deferred tax assets. During 2018 and 2017, the charge to our income tax expense related to the reduction of such deferred tax assets was immaterial. The $2.3 million and $19.9 million in total adjustments were reflected as credits and charges, respectively, to our income tax expense for 2018 and 2017, respectively.
Historically, we maintained a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. During the fourth quarter of 2018, income tax expense included a net tax benefit of $3.3 million related

2018 Form 10-K	34

to the elimination of our remaining reserve for unrecognized tax benefits caused by the expiration of the statute of limitations for certain tax positions.
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
Executive Summary
Company Overview. At December 31, 2018, Valley had consolidated total assets of $31.9 billion, total net loans of $24.9 billion, total deposits of $24.5 billion and total shareholders’ equity of $3.4 billion. Our commercial bank operations after the acquisition of USAmeriBancorp, Inc (see below) include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. Of our current 220 branch network, 56 percent, 17 percent, 20 percent and 7 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite our current and past branch consolidation activity, we have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions.

USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, and maintained a branch network of 29 offices as of December 31, 2018. The acquisition represents a significant addition to Valley’s Florida franchise, and meaningfully enhanced its presence in the Tampa Bay market, which is Florida’s second largest metropolitan area by population. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where Valley now operates 15 branch office locations. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they own. The total consideration for the acquisition was approximately $737.2 million, and the transaction resulted in $394.0 million of goodwill and $45.9 million of core deposit intangible assets subject to amortization. Full systems integration was completed in the second quarter of 2018 with minimal disruption to our customers.

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
Branch Transformation. During the second half of 2018, Valley embarked on a new strategy to overhaul its retail network. The Bank is striving to create a branch infrastructure that is more reflective of current and future activity within our target markets. We intend to place greater emphasis on service, sales, and efficiency. We are in the process of upgrading many staff and training components placing greater importance on mobile and digital implementation, as well as customer education and promotion of those products. Valley's branch transformation will also include the repositioning, re-branding, functionality, aesthetics, and in many cases, reducing the square footage of our branches.
During 2018, we identified several branches within New Jersey and New York that did not meet certain internal performance measures. Of those identified, we closed 7 branches in 2018 and closed or will close 13 additional branches during the first quarter of 2019. The estimated annual operating expense savings from the 20 branch closures is expected to be approximately $9 million. We recognized severance costs and branch asset impairment charges of $2.7 million and $1.8 million, respectively, related to the branch closures and branch staff reductions in 2018.
For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform.
While we expect the repositioning, renovations and consolidation to be mostly complete by the end of 2020, it is important to recognize the evolving retail banking landscape combined with our expectation regarding profitability will make this activity a permanent component of Valley's overall strategy.
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

35	2018 Form 10-K

to achieve approximately $22 million in total cost reductions and revenue enhancements on an annualized pre-tax run-rate after fully phased-in by June 30, 2019.
As of December 31, 2018, Valley had completed LIFT enhancements that will result in cost reductions greater than 83 percent of the $22 million annual goal. We remain on track to fully implement the LIFT program generated enhancements and realize the total cost reduction goal by June 30, 2019, although we can provide no assurance that all of the program generated enhancements and cost reductions will ultimately be realized.
Tax Cuts and Jobs Act. During the fourth quarter of 2017, we incurred a $18.5 million charge due to the impact of the Tax Cuts and Jobs Act (Tax Act) signed into law by the President on December 22, 2017. Of the $18.5 million charge, $15.4 million relates to the estimated tax expense from the re-measurement of net deferred tax assets and the remaining $3.1 million is after-tax losses from adjustments to low income housing and tax-advantaged renewable energy investments included in non-interest expense. Effective January 1, 2018, our Federal income tax rate decreased from 35 percent to 21 percent under the Tax Act. See the "Non-Interest Expense" and "Income Taxes" sections below for more details.
Recent Event. During February 2019, we announced that the Bank entered into an agreement for the sale-leaseback of 29 of its currently owned properties. The properties, consisting of 1 corporate location and 28 branches, are expected to be sold for an aggregate cash purchase price of approximately $107 million. Valley expects to realize a pre-tax gain of approximately $81 million net of transaction related expenses. The transaction is expected to close in the first or second quarter of 2019 and is subject to change or termination due to current buyer due diligence on the identified properties.
In addition, Valley announced its plan to eliminate approximately 60 corporate positions as a part of continuous efforts to improve operating efficiencies. The annualized salary and benefit expense associated with these eliminations is expected to be in excess of $5 million, excluding severance charges. Valley expects to implement the majority of cost saves by the end of the second quarter of 2019.
Other Matters. We have previously invested in mobile solar generators sold and managed by DC Solar, which were included in other assets on the balance sheet and separately disclosed in Note 14 of the consolidated financial statements. For reasons that were not known to us, DC Solar had its assets frozen in December 2018. DC Solar filed for Chapter 11 bankruptcy protection in February 2019. In February 2019, an affidavit from an FBI special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including us, received tax credits for making these renewable resource investments. We claimed tax credit benefits of approximately $22.8 million in our consolidated financial statements between 2013 through 2015. If the allegations set forth in the declaration filed by the FBI are proven to be accurate, up to the entire amount of the tax credits claimed by us could potentially be disallowed. Based on the information known as of the date of this Annual Report on the Form 10-K, we believe that this has not met the more-likely-than-not criterion to record an uncertain tax position liability. As a result of the information in the FBI declaration, we are evaluating whether or not an unrecognized tax liability exists under ASC 740 for an uncertain tax position in 2019 for at least part, if not potentially all, of the tax credit benefits that we claimed. If we are required to recognize an uncertain tax position liability in our 2019 consolidated financial statements, the uncertain tax position liability and charge-offs may have an adverse impact on our income tax liabilities, results of operations and financial condition. For additional information on the risks of our investments in tax-advantaged investments, see Item 1A. Risk Factors.
Annual Results. Net income totaled $261.4 million, or $0.75 per diluted common share, for the year ended December 31, 2018 compared to $161.9 million in 2017, or $0.58 per diluted common share. The increase in net income was largely due to: (i) a $197.2 million, or 29.9 percent, increase in our net interest income driven by a $5.5 billion increase in average loan balances, partially offset by interest expense related to higher short-term interest rates and a $4.9 billion increase in average interest bearing liabilities as compared to 2017, (ii) a $22.3 million increase in non-interest income partly due to higher service charges on deposit accounts and other income related to our USAB acquisition and a $6.5 million gain on the sale of Visa Class B shares in 2018, (iii) a $22.6 million decrease in income tax expense largely due to the net impact of the Tax Act, partially offset by (iv) a $120.0 million, or 23.6 percent, increase in total non-interest expense largely due to increased operational size from the USAB acquisition, as well as an increase of $14.8 million in USAB merger expenses, $12.2 million in legal expense related to litigation reserves, higher costs related to Branch Transformation, re-branding and technology, and (v) a $22.6 million increase in our provision for credit losses. See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above impacting our 2018 annual results.
Operating Environment. U.S. economic growth accelerated, and labor market conditions strengthened in 2018. Real gross domestic product expanded 3.0 percent for 2018, compared to 2.2 and 1.6 percent in 2017 and 2016, respectively.
During 2018, the Federal Reserve gradually increased the target range for the federal funds rate four times throughout the year. As a result, the target range increased from 1.25 percent to 1.50 percent as of January 1, 2018 to 2.25 percent to 2.50 percent

2018 Form 10-K	36

at December 31, 2018. The Federal Open Market Committee left the target range for the federal funds rate unchanged at their January 2019 meeting and noted it would be patient and look at incoming data to determine if additional interest rate increases would be appropriate in the future.
The 10-year U.S. Treasury note yield ended the fourth quarter of 2018 at 2.69 percent, 29 basis points higher compared with December 31, 2017. However, the spread between the 2-year and 10-year U.S. Treasury note yields ended the fourth quarter of 2018 at 0.15 percent, 8 basis points lower than September 30, 2018 and 41 basis points lower compared with December 31, 2017.
For all commercial banks in the U.S., loan growth accelerated in 2018 to 5.2 percent compared to 4.1 percent in 2017. Alternatively, deposit growth decelerated from 4.2 percent in 2017 to 4.1 percent in 2018. Core deposit growth continues to be challenged by traditional rate driven market competition, attractive investment options due to a strong economy, as well as the rapid adoption of non-traditional digital banking platforms by more consumers.
See further discussion of our loans, deposits and the impact of the current economic and interest rate environments as highlighted throughout the remaining MD&A discussion below.
Loans. Total loans increased by $6.7 billion to $25.0 billion at December 31, 2018 from December 31, 2017, net of residential mortgage loans sold during 2018. Adjusted for $3.7 billion of loans acquired from USAB on January 1, 2018, total loans grew by 13.4 percent in 2018 due to strong demand in most loan categories. For 2019, we have established a goal to grow our overall loan portfolio in the range of 6 to 8 percent. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. At December 31, 2018, our PCI loan portfolio totaled $4.2 billion, or 16.7 percent of our total loan portfolio, and includes all of the loans acquired from USAB on January 1, 2018.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans were 0.62 percent and 0.70 percent at December 31, 2018 and 2017, respectively. Total accruing past due loans decreased to $67.7 million at December 31, 2018 from $80.5 million at December 31, 2017 mostly due to normal period-end fluctuations in early stage delinquencies and a few large matured performing commercial real estate and construction loans in the normal process of renewal reported at December 31, 2017. Non-accrual loans totaled $88.4 million, or 0.35 percent of our entire loan portfolio of $25.0 billion, at December 31, 2018 as compared to $47.2 million, or 0.26 percent of total loans, at December 31, 2017. The increase in non-accruals was largely due to a $49.2 million increase in the commercial and industrial loan category caused by taxi cab medallion loans internally downgraded to doubtful, partially offset by a $9.0 million decline in commercial real estate loans. Overall, our non-performing assets increased by 71.6 percent to $98.6 million at December 31, 2018 as compared to $57.5 million at December 31, 2017 primarily due to the increase in non-accrual loans.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the unpredictable future strength of the U.S. economy and the housing and labor markets, management cannot provide assurance that our non-performing assets will remain at, or increase from, the levels reported as of December 31, 2018. See the “Non-performing Assets” section below for further analysis of our asset quality.
Investments. During the year ended December 31, 2018, we recognized net losses on securities transactions of $2.3 million as compared to net losses totaling $20 thousand in 2017 and net gains of $777 thousand in 2016. The 2018 net losses were partly related to the sale of all the private label mortgage-backed securities classified as available for sale in our investment portfolio during the fourth quarter. See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.
Deposits and Other Borrowings. Our mix of total deposits slightly shifted to time deposits during 2018 as compared to 2017 largely due to the greater use of brokered time deposits in the second half of 2018. Non-interest bearing deposits represented approximately 28 percent of total average deposits for the year ended December 31, 2018, while savings, NOW and money market accounts were 49 percent and time deposits were 23 percent. Average non-interest bearing deposits increased $1.0 billion to approximately $6.2 billion for the year ended December 31, 2018 as compared to 2017 due, in large part, to $887.1 million of deposits assumed from USAB and our continuous efforts to encourage new and existing loan borrowers to maintain deposit accounts at Valley. Average savings, NOW and money market account balances increased $2.2 billion to $11.1 billion in 2018 largely due to $1.7 billion of deposits assumed from USAB and several retail and business account initiatives. Average time deposits also increased $1.8 billion to $5.1 billion in 2018 due to (i) $999.6 million of deposits assumed from USAB, (ii) increased use of brokered CDs as an alternative to more costly FHLB borrowings with shorter or similar maturities and (iii) successful retail

37	2018 Form 10-K

deposit gathering efforts. Ending balances of brokered money market deposit accounts and brokered time deposits totaled $1.1 billion and $2.1 billion, respectively, at December 31, 2018 as compared to $1.4 billion and $71.1 million, respectively, at December 31, 2017.
Average short-term borrowings increased $702.0 million to $2.2 billion for 2018 as compared to 2017 largely due to new FHLB advances used for funding of loan growth and balancing the appropriate mix of short- and long-term funding in the current interest rate environment. Valley also assumed $650.0 million of very short duration borrowings from USAB on January 1, 2018.
Average long-term borrowings increased $226.3 million to approximately $2.1 billion for 2018 as compared to 2017 largely due to an increase in average FHLB advances to fund loan growth during 2018, and to a lesser extent $100.5 million of borrowings assumed from USAB. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.
Net Interest Income
Net interest income consists of interest income and dividends earned on interest earning assets less interest expense on interest bearing liabilities and represents the main source of income for Valley. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from interest earning assets. During 2018, Valley elected to reclassify fee income related to derivative interest rate swaps executed with commercial loan customers totaling $16.4 million from interest and fees on loans to other non-interest income within the presentation of its net interest margin below and the consolidated financial statements. The applicable prior period amounts have also been reclassified to conform to this current presentation. See further discussion of the swap fees in the "Non-Interest Income" section below.
Annual Period 2018. Net interest income on a tax equivalent basis increased by $194.6 million to $862.9 million for 2018 as compared to 2017. The increase was mainly driven by a $5.5 billion increase in average loan balances and a 31 basis point increase in loan yield, partially offset by interest expense related to a $4.9 billion increase in average interest bearing liabilities and a 36 basis point increase in the cost of such liabilities as compared to 2017. See further discussion of the changes in our average interest earning assets and interest bearing liabilities below.
The net interest margin on a tax equivalent basis was 3.11 percent for the year ended December 31, 2018 and remained unchanged as compared to 2017. However, the yield on average interest earning assets increased 29 basis points mainly attributable to the increased yield on average loans. The yield on average loans increased 31 basis points to 4.43 percent for 2018 as compared to 4.12 percent in 2017 largely due to new and renewed loan volumes and higher market interest rates in 2018. Our average non-taxable investment portfolio yield decreased 45 basis points during 2018 as compared to one year ago due to a lower tax equivalent yield caused by the Tax Act, partially offset by higher market rates on securities acquired and purchased in 2018. Offsetting the increase in the yield on average interest earning assets, the cost of average interest bearing liabilities increased 36 basis points to 1.47 percent for 2018. The increase in the overall cost as compared to 2017 was mainly driven by increases of 36, 89 and 32 basis points in our cost of average savings, NOW and money market deposit accounts; short-term borrowings; and time deposits, respectively, in 2018. The increases were largely due to a gradual increase in short-term market interest rates during 2018 that were influenced by five individual increases of 0.25 percent in the federal funds target rate from mid-December 2017 to mid-December 2018 by the FOMC, as well as strong market competition for customer deposits. The annual average of the daily effective federal funds rate increased 83 basis points to 1.83 percent for 2018 from 1.00 percent in 2017.
Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10-year treasury rate increased from 2.33 percent in 2017 to 2.91 percent in 2018, positively impacting our yield on average loans as new and renewed fixed-rate loans originated in 2018. Additionally, the U.S. prime rate increased to 5.50 percent from 5.25 percent in mid-December 2017 and has increased five times since mid-December 2017 in conjunction with the increase in the targeted federal funds rate. The higher U.S. prime rate, and our increase in the Valley prime rate to 6.375 percent from 6.125 percent during December 2018, will have an immediate positive impact on the yield of our U.S. and Valley prime rate based loan portfolios for 2019 as compared to 2018. Should the treasury rates remain at or increase above current levels, this will also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans.
Average interest earning assets totaling $27.7 billion for the year ended December 31, 2018 increased $6.2 billion, or 28.9 percent, as compared to 2017. Average loan balances increased $5.5 billion to $23.3 billion in 2018 and drove the majority of the $299.5 million increase in the interest income on a tax equivalent basis for loans as compared to 2017. The growth in average loans during 2018 was due to $3.7 billion of loans acquired from USAB on January 1, 2018, strong loan demand in all commercial loan categories and greater retention of residential mortgage loan production. Much of the new loan production in the commercial area came from additional business with current customer relationships, including opportunities to expand the former USAB

2018 Form 10-K	38

lending limits with customers in our new Tampa Bay market. Average investment securities increased $663.8 million to approximately $4.1 billion in 2018 due to $522.6 million of securities acquired from USAB, as well as a moderate expansion of residential mortgage-backed securities held in the taxable portfolio. Average federal funds sold and other interest bearing deposits increased $29.3 million to $218.9 million for the year ended December 31, 2018 as compared to 2017 mostly due to slightly higher levels of overnight liquidity held primarily caused by fluctuations in the timing of new loan originations.
Average interest bearing liabilities increased $4.9 billion to $20.5 billion for the year ended December 31, 2018 from the same period in 2017 due to increases in all of our funding categories. Average savings, NOW and money market accounts increased $2.2 billion mostly due to $1.7 billion of such deposits assumed from USAB and retail money market account gathering initiatives during 2018, partially offset by slightly lower utilization of brokered money market account balances in our loan growth funding strategy and other liquidity needs in 2018. Average time deposits increased $1.8 billion to $5.1 billion for 2018 as compared to 2017 mainly due to $999.6 million of CDs assumed from USAB, retail CDs strategies executed in 2018 and increased use of brokered CDs in the second half of 2018. Average short-term and long-term borrowings increased $702.0 million and $226.3 million in 2018, respectively, as compared to 2017 due, in part, to a higher level of FHLB borrowings used to fund new loan and investment activities, and, to a lesser extent, $650.0 million and $100.5 million, respectively, of such borrowings assumed from USAB. See the "Fourth Quarter of 2018" section below for more information regarding changes in our interest bearing liabilities during 2018.
Fourth Quarter of 2018. Net interest income on a tax equivalent basis totaling $223.4 million for the fourth quarter of 2018 increased $52.0 million and $5.3 million as compared to the fourth quarter of 2017 and third quarter of 2018, respectively. The increase as compared to the fourth quarter of 2017 was largely due to the acquisition of USAB on January 1, 2018 and loan growth during 2018. Interest income on a tax equivalent basis increased $17.6 million to $316.0 million for the fourth quarter of 2018 as compared to the third quarter of 2018, largely due to an increase of $871.7 million in average loans and a 11 basis point increase in the yield on average loans. Interest expense of $92.5 million for the three months ended December 31, 2018 increased $12.3 million from the third quarter of 2018 largely due to higher interest rates on many of our interest bearing deposit products and FHLB borrowings, and a $756.9 million increase in average interest-bearing liabilities. The increase in average interest-bearing liabilities was largely driven by both brokered and retail time deposit gathering initiatives, partially offset by lower short-term and long-term FHLB borrowings.
The net interest margin on a tax equivalent basis of 3.10 percent for the fourth quarter of 2018 decreased 3 basis points and 2 basis points from 3.13 percent and 3.12 percent for the fourth quarter of 2017 and third quarter of 2018, respectively. The yield on average interest earning assets increased by 12 basis points on a linked quarter basis due to the higher yields on average loans and investment securities. The yield on average loans increased to 4.61 percent for the fourth quarter of 2018 from 4.50 percent for the third quarter of 2018, mostly due to the high volume of new loan originations at current market rates. The increased yield on average investment securities was partly caused by a decrease in premium amortization on residential mortgage-backed securities, due to lower prepayments on such financial instruments. The cost of average interest bearing liabilities increased by 17 basis points to 1.72 percent for the fourth quarter of 2018 as compared to the linked third quarter of 2018. The increase was due to a 23 basis point increase in both the cost of average interest bearing deposits and short-term borrowings, largely driven by higher market interest rates. The cost of average long-term borrowings also increased 21 basis points as compared to the third quarter of 2018 largely due to the change in the composition of such borrowings caused by the maturity and repayment of lower cost borrowings in the second half of 2018. Our cost of total average deposits was 1.07 percent for the fourth quarter of 2018 as compared to 0.88 percent for the three months ended September 30, 2018.
Looking forward, we expect moderate compression pressure on our net interest margin for the first quarter of 2019 due to the potential narrowing of the spread between short and long-term interest rates and two less days during the quarter. For the full year of 2019, we anticipate net interest income growth of approximately 5 to 7 percent. However, our net interest margin and net interest income could both experience an unexpected material decline as compared to the fourth quarter of 2018 due to a multitude of other conditional and sometimes unpredictable factors.

39	2018 Form 10-K

The following table reflects the components of net interest income for each of the three years ended December 31, 2018, 2017 and 2016:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2018			2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$23,340,330	$1,033,996	4.43%	$17,819,003	$734,485	4.12%	$16,400,745	$680,892	4.15%
Taxable investments (3)	3,409,687	100,515	2.95	2,910,390	82,488	2.83	2,536,197	64,349	2.54
Tax-exempt investments (1)(3)	733,956	27,220	3.71	569,469	23,691	4.16	604,188	23,903	3.96
Interest bearing deposits with banks	218,938	3,236	1.48	189,636	1,793	0.95	288,182	1,126	0.39
Total interest earning assets	27,702,911	1,164,967	4.21	21,488,498	842,457	3.92	19,829,312	770,270	3.88
Allowance for loan losses	(136,775)			(117,529)			(109,084)
Cash and due from banks	278,181			236,297			291,021
Other assets	2,431,537			1,886,035			2,032,704
Unrealized losses on securities available for sale, net	(46,578)			(14,503)			921
Total assets	$30,229,276			$23,478,798			$22,044,874
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,093,136	$108,394	0.98%	$8,934,335	$55,300	0.62%	$8,563,208	$39,787	0.46%
Time deposits	5,131,167	81,959	1.60	3,329,693	42,546	1.28	3,104,307	37,775	1.22
Total interest bearing deposits	16,224,303	190,353	1.17	12,264,028	97,846	0.80	11,667,515	77,562	0.66
Short-term borrowings	2,187,998	45,930	2.10	1,486,001	18,034	1.21	1,246,790	12,022	0.96
Long-term borrowings (4)	2,116,619	65,762	3.11	1,890,288	58,227	3.08	1,610,576	59,190	3.68
Total interest bearing liabilities	20,528,920	302,045	1.47	15,640,317	174,107	1.11	14,524,881	148,774	1.02
Non-interest bearing deposits	6,193,839			5,192,087			5,067,124
Other liabilities	201,986			174,643			199,299
Shareholders’ equity	3,304,531			2,471,751			2,253,570
Total liabilities and shareholders’ equity	$30,229,276			$23,478,798			$22,044,874
Net interest income/interest rate spread (5)		862,922	2.74%		668,350	2.81%		621,496	2.86%
Tax equivalent adjustment		(5,719)			(8,303)			(8,382)
Net interest income, as reported		$857,203			$660,047			$613,114
Net interest margin (6)			3.09%			3.07%			3.09%
Tax equivalent effect			0.02			0.04			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.11%			3.11%			3.13%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate for 2018, and a 35 percent federal tax rate for both 2017 and 2016, respectively.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.

(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest income as a percentage of total average interest earning assets.

2018 Form 10-K	40

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2018 Compared to 2017			2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$241,292	$58,219	$299,511	$59,125	$(2,302)	$56,823
Taxable investments	14,611	3,416	18,027	10,114	8,025	18,139
Tax-exempt investments*	6,303	(2,774)	3,529	(1,411)	1,199	(212)
Federal funds sold and other interest bearing deposits	311	1,132	1,443	(491)	1,158	667
Total increase in interest income	262,517	59,993	322,510	67,337	8,080	75,417
Interest expense:
Savings, NOW and money market deposits	15,640	37,454	53,094	1,790	13,723	15,513
Time deposits	26,955	12,458	39,413	2,824	1,947	4,771
Short-term borrowings	10,962	16,934	27,896	2,561	3,451	6,012
Long-term borrowings and junior subordinated debentures	7,028	507	7,535	9,418	(10,381)	(963)
Total increase in interest expense	60,585	67,353	127,938	16,593	8,740	25,333
Increase (decrease) in net interest income	$201,932	$(7,360)	$194,572	$50,744	$(660)	$50,084

*	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate for 2018, and a 35 percent federal tax rate for both 2017 and 2016, respectively.
Non-Interest Income
Non-interest income represented 10.4 percent and 11.8 percent of total interest income plus non-interest income for 2018 and 2017, respectively. For the year ended December 31, 2018, non-interest income increased $22.3 million as compared to the year ended December 31, 2017.
The following table presents the components of non-interest income for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Trust and investment services	$12,633	$11,538	$10,345
Insurance commissions	15,213	18,156	19,106
Service charges on deposit accounts	26,817	21,529	20,879
(Losses) gains on securities transactions, net	(2,342)	(20)	777
Fees from loan servicing	9,319	7,384	6,441
Gains on sales of loans, net	20,515	20,814	22,030
Bank owned life insurance	8,691	7,338	6,694
Other	43,206	24,967	21,988
Total non-interest income	$134,052	$111,706	$108,260

41	2018 Form 10-K

Trusts and investment services income increased $1.1 million for the year ended December 31, 2018 as compared to 2017 mainly due to higher investment and advisory fees resulting from increased assets under management during 2018. The increase in assets under management was largely due to higher market valuations and asset appreciation during 2018.
Insurance commissions decreased $2.9 million for the year ended December 31, 2018 from $18.2 million in 2017 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.
Service charges on deposit accounts increased $5.3 million for the year ended December 31, 2018 as compared to 2017 mostly driven by the acquisition of USAB on January 1, 2018.
Net losses on securities transactions increased $2.3 million for the year ended December 31, 2018 as compared to 2017. The higher level of net losses was partly due to the sale of all of our private label mortgage-backed securities classified as available for sale for an aggregate net loss of $1.5 million during the fourth quarter of 2018, as well as the sale of equity securities previously classified as available for sale and certain municipal securities acquired from USAB.
Fees from loan servicing increased $1.9 million for the year ended December 31, 2018 from $18.2 million in 2017 mainly due to additional fees from mortgage servicing rights of loans originated and sold by us during the last 12 months. The aggregate principal balances of residential mortgage loans serviced by us for others increased approximately $300 million to $3.2 billion, at December 31, 2018 from $2.8 billion at December 31, 2017.
Net gains on sales of loans remained relatively unchanged for the year ended December 31, 2018 as compared to 2017 despite a lower volume of loans sold during 2018, mainly due to higher spreads (margins) on individual loan sales as compared to 2017. During 2018, we sold $675.9 million of residential mortgages originated for sale as compared to $800.9 million of residential mortgage loans sold during 2017. Residential mortgage loan originations (including both new and refinanced loans) increased 82.4 percent to $1.7 billion for the year ended December 31, 2018 as compared to $955.7 million in 2017. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net gains in the fair value of loans held for sale totaled $211 thousand and $782 thousand in 2018 and 2017, respectively. See further discussions of our residential mortgage loan origination activity under “Loans” in the "Executive Summary" section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.
Other non-interest income increased $18.2 million for the year ended December 31, 2018 from 2017 partly due to (i) a $8.1 million increase in fee income related to derivative interest rate swaps executed with commercial lending customers, (ii) a $6.5 million gain realized on the sale of our Visa Class B shares during the fourth quarter of 2018 and (iii) additional other income generated from the USAB acquisition. Swap fee income totaled $16.4 million and $8.3 million for the years ended December 31, 2018 and 2017, respectively. Partially offsetting these items, we also recognized branch asset impairment charges of $1.8 million related to branch closures during the third quarter of 2018.
Non-Interest Expense
Non-interest expense increased $120.0 million to $629.1 million for the year ended December 31, 2018 as compared to 2017. The following table presents the components of non-interest expense for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
		(in thousands)
Salary and employee benefits expense	$333,816	$263,337	$243,222
Net occupancy and equipment expense	108,763	92,243	87,140
FDIC insurance assessment	28,266	19,821	20,100
Amortization of other intangible assets	18,416	10,016	11,327
Professional and legal fees	34,141	25,834	17,755
Amortization of tax credit investments	24,200	41,747	34,744
Telecommunication expense	12,102	9,921	10,021
Other	69,357	46,154	51,816
Total non-interest expense	$629,061	$509,073	$476,125
Salary and employee benefits expense increased by $70.5 million for the year ended December 31, 2018 as compared to 2017 largely due to (i) normal increases in annual compensation and incentives (including additional staffing related to the USAB

2018 Form 10-K	42

acquisition), (ii) expansion of our technology and home mortgage consultant teams, (iii) $9.8 million of change in control, severance and retention expenses related to the USAB acquisition, and (iv) $2.7 million of severance costs related to our Branch Transformation strategy during the fourth quarter of 2018. Stock-based compensation expense increased $7.0 million to $18.8 million for the year ended December 31, 2018 as compared to 2017.
Net occupancy and equipment expenses increased $16.5 million for the year ended December 31, 2018 as compared to 2017 largely due to costs related to the 29-branch network acquired from USAB and higher technology equipment related expense. Repair and maintenance, and depreciation expense increased $11.0 million and $2.7 million for the year ended December 31, 2018, respectively, as compared to 2017. USAB merger related expenses within the category totaled $856 thousand for the year ended December 31, 2018.
The FDIC insurance assessment increased $8.4 million for the year ended December 31, 2018 from the year ended December 31, 2017 mainly due to the USAB acquisition and the organic growth of our balance sheet over the last 12-month period.
Amortization of other intangible assets increased $8.4 million for the year ended December 31, 2018 as compared to 2017 mainly due to an increase of $7.5 million in amortization expense of core deposit intangibles (CDI) during 2018. The increase in the amortization of CDI was driven by the recognition of $45.9 million of CDI in the USAB acquisition (see Note 8 to the consolidated financial statements for more details). Higher amortization expense of loan servicing rights, caused by additional loan servicing rights recorded over the last twelve-month period, also contributed to the increase in 2018.
Professional and legal fees increased $8.3 million for the year ended December 31, 2018 as compared to 2017, largely due to litigation reserve charges of $12.2 million and merger related expenses of $837 thousand during 2018. These increases were partially offset by lower consulting and advisory fees for the year ended December 31, 2018 as compared to 2017, which included additional fees related to the LIFT Project and USAB acquisition.
Amortization of tax credit investments decreased $17.5 million for the year ended December 31, 2018 as compared to 2017 mostly due to normal differences in the timing and amount of such investments and recognition of the related tax credits, as well as a $4.3 million charge during the fourth quarter of 2017 related to the impairment of tax credit investments caused by the Tax Act. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for additional information.
Other non-interest expense increased $23.2 million for the year ended December 31, 2018 as compared to 2017 partly due to increases of $5.9 million and $5.6 million in data processing fees and USAB merger related expense during 2018, respectively. During 2018, we also experienced moderate increases in several other significant components of other expense, such as travel and entertainment, debit card and ATM expense, postage, and stationary and print expenses. These additional expenses were largely driven by our growth both organically and through the acquisition of USAB. Advertising expense included in this category increased $3.8 million to $5.7 million for the year ended December 31, 2018 as compared to 2017 mostly due to focused campaigns in the new Florida markets, as well as the more recent Valley re-branding efforts.

43	2018 Form 10-K

Efficiency Ratio. The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted mostly by the amortization of tax credit investments, merger related expenses, litigation expenses, severance costs, and gains and losses on securities transactions. See table below for more details.
The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Total non-interest expense, as reported	$629,061	$509,073	$476,125
Less: Amortization of tax credit investments (pre-tax)	24,200	41,747	34,744
Less: LIFT program expenses (pre-tax) (1)	—	9,875	—
Less: Merger related expenses (pre-tax) (2)	17,445	2,620	—
Less: Severance expense (branch transformation only, pre-tax)	2,662	—	—
Less: Legal expenses (litigation reserve impact only, pre-tax)	12,184	—	—
Total non-interest expense, as adjusted	$572,570	$454,831	$441,381
Net interest income	857,203	660,047	613,114
Total non-interest income, as reported	134,052	111,706	108,260
Add: Branch related asset impairment (pre-tax) (3)	1,821	—	—
Add: Losses (gains) on securities transactions, net (pre-tax)	2,342	20	(777)
Less: Gain on the sale of Visa Class B shares (pre-tax)	6,530	—	—
Total non-interest income, as adjusted	$131,685	$111,726	$107,483
Gross operating income, as adjusted	$988,888	$771,773	$720,597
Efficiency ratio	63.46%	65.96%	66.00%
Efficiency ratio, adjusted	57.90%	58.93%	61.25%

(1)	LIFT program expenses are primarily within professional and legal fees and salary and employee benefits expense.

(2)	Merger related expenses are primarily within salary and employee benefits and other expense.

(3)	Branch related asset impairment is included in net losses on sale of assets within non-interest income.
See the “Results of Operations—2017 Compared to 2016” section later in this MD&A for the discussion and analysis of changes in our non-interest expense from 2016 to 2017.
Income Taxes
Effective January 1, 2018, the federal corporate income tax rate decreased from 35 percent to 21 percent under the Tax Act. Income tax expense was $68.3 million for the year ended December 31, 2018, reflecting an effective tax rate of 20.7 percent, as compared to $90.8 million for the year ended 2017, reflecting an effective tax rate of 35.9 percent. The decrease in both income tax expense and the effective tax rate in 2018 as compared to 2017 was primarily caused by the lower 2018 federal tax rate and a $15.4 million charge recognized in the fourth quarter of 2017 resulting from the re-measurement of Valley's estimated net deferred tax asset as of December 31, 2017 under the Tax Act. The income tax expense and effective tax rate for 2018 also reflect a net tax benefit of $3.3 million related to the reduction in our reserve for unrecognized tax benefits due to the expiration of the statute of limitations for certain tax positions.
On July 1, 2018, The State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The surtax did not have a material impact on our reported income tax expense for the year ended December 31, 2018. The New Jersey surtax equals 2.5 percent for the years 2018 and 2019 and decreases to 1.5 percent for 2020 and 2021.

2018 Form 10-K	44

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 22 percent to 24 percent for 2019, primarily reflecting the estimated impacts of the changes in federal and state tax laws (including the New Jersey surtax effective July 1, 2018), tax-exempt income, tax-advantaged investments and general business credits.
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
Consumer lending. The consumer lending segment is mainly comprised of residential mortgage loans, automobile loans, secured personal lines of credit and home equity loans and represented in the aggregate 27.2 percent of the total loan portfolio at December 31, 2018. The duration of the residential mortgage loan portfolio (which represented 16.4 percent of our total loan portfolio at December 31, 2018) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 5.3 percent of total loans at December 31, 2018) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.
Average interest earning assets in this segment increased $1.0 billion to $6.2 billion for the year ended December 31, 2018 as compared to 2017. The increase was mainly attributable to organic residential mortgage loan growth driven by our home mortgage consulting team, as well as $365.9 million and $109.8 million of residential mortgage loans and home equity loans, respectively, acquired from USAB on January 1, 2018. Automobile loans and other consumer loans (mainly consisting of secured personal lines) also grew by 9.2 percent and 18.3 percent, respectively, over the last 12 months.
Income before income taxes generated by the consumer lending segment decreased $6.2 million to $57.3 million for the year ended December 31, 2018 as compared to $63.5 million for the year ended December 31, 2017. The decrease was largely attributable to increases in non-interest expense and internal transfer expense, partially offset by an increase in net interest income. Non-interest expense increased $20.3 million as compared to 2017 due, in part, to higher salary and employee benefits expense related to the USAB acquisition and additional compensation related to our growing home mortgage consultant team. The internal transfer expense increased $9.2 million, as compared to 2017. The negative impact of these items was partially offset by an increase of $27.7 million in net interest income, mostly due to higher average loans and yields on new loan volumes, partially offset by higher funding costs.
The net interest margin on the consumer lending portfolio was 2.77 percent for the years ended December 31, 2017 and December 31, 2018. The 2018 margin remained unchanged from 2017 due to a 27 basis point increase in the yield on average loans that was fully offset by a 27 basis point increase in the costs associated with our funding sources. The increased loan yield was due to higher market interest rates on new loan volumes. The increased cost of funds was primarily due to increased short-term interest rates resulting from the Federal Reserve's gradual increase in short-term market interest rates during 2018 and intense

45	2018 Form 10-K

competition for deposits mainly in our New Jersey and New York markets. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our loans, deposits and other borrowings.
The return on average interest earning assets before income taxes for the consumer lending segment was 0.92 percent for 2018 compared to 1.23 percent for 2017.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $4.3 billion and represented 17.3 percent of the total loan portfolio at December 31, 2018. Commercial real estate loans and construction loans totaled $13.9 billion and represented 55.5 percent of the total loan portfolio at December 31, 2018.
Average interest earning assets in this segment increased $4.5 billion to $17.1 billion for the year ended December 31, 2018 as compared to 2017. The increase was primarily attributable to approximately $3.2 billion of commercial PCI loans acquired from USAB and strong loan growth during the last 12 months.
For the year ended December 31, 2018, income before income taxes for the commercial lending segment increased $85.1 million to $308.5 million as compared to 2017. Net interest income increased $165.0 million to $621.7 million for the year ended December 31, 2018 as compared to 2017 largely due to the aforementioned increase in average loan balances, as well as an increase in yield on new loan originations. Non-interest income increased $10.9 million for the year ended December 31, 2018 as compared to 2017 mainly due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $16.4 million for the year ended December 31, 2018 as compared to $8.3 million in 2017. The positive impact of these items was partially offset by an increase in the internal transfer expense, non-interest expense and the provision for credit losses. The provision for credit losses increased $20.2 million to $27.0 million for the year ended December 31, 2018 as compared to 2017 (See details in the "Allowance for Credit Losses" section of this MD&A). The internal transfer expense and non-interest expense increased $46.6 million and $24.0 million, respectively, for the year ended December 31, 2018 as compared to 2017, due, in part, to the USAB acquisition.
The net interest margin for this segment increased 2 basis points to 3.63 percent during 2018 as a result of a 29 basis point increase in the yield on average loans, partially offset by a 27 basis point increase in the cost of our funding sources as compared to 2017.
The return on average interest earning assets before income taxes for this segment was 1.80 percent for 2018 compared to 1.77 percent for the prior year period.

Investment management. The investment management segment generates a large portion of our income through investments in various types of securities and interest-bearing deposits with other banks. These investments are mainly comprised of fixed rate securities, and depending on our liquid cash position, interest-bearing deposits with banks (primarily the FRB of New York), as part of our asset/liability management strategies. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of our balance sheet. See the “Asset/Liability Management” section below for further analysis.
Average interest earning assets increased $693.1 million to $4.4 billion for the year ended December 31, 2018 as compared to 2017 mostly due to investment securities acquired from USAB and some additional investment in residential mortgage-backed securities. Average other interest bearing deposits also increased $29.3 million to $218.9 million for the year ended December 31, 2018 as compared to 2017.
For the year ended December 31, 2018, income before income taxes for the investment management segment increased $529 thousand to $38.9 million as compared to 2017 primarily due to a $5.6 million increase in net interest income and a $946 thousand increase in non-interest income, partially offset by a $6.0 million increase in the internal transfer expense. The increase in net interest income was mainly driven by higher average investment balances during the year ended December 31, 2018 as compared to 2017.
The net interest margin for this segment decreased 21 basis points to 1.97 percent during the year ended December 31, 2018 as compared to 2017 as a result of a 27 basis point increase in costs associated with our funding sources, partially offset by a 6 basis point increase in the yield on average investments. The increase in the yield on average investments was partly due to purchases of higher yielding securities and the positive impact of increased market interest rates on the variable rate portion of our securities portfolio.

2018 Form 10-K	46

The return on average interest earning assets before income taxes for this segment was 0.89 percent for 2018 compared to 1.05 percent for 2017.
Corporate and other adjustments. The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.
The pre-tax net loss for the corporate segment increased $2.5 million for the year ended December 31, 2018 to $75.0 million as compared to $72.5 million in 2017. The higher net loss during 2018 for this segment was mainly due to an increase in non-interest expense, partially offset by an increase in internal transfer income. The non-interest expense increased $75.7 million to $440.2 million for the year ended December 31, 2018 as compared to 2017 largely due to higher salaries and employee benefits expenses related to the USAB acquisition, USAB merger expense and professional and legal fees related to litigation reserves. See further details in the "Non-Interest Expense" section in this MD&A. Internal transfer income increased $61.7 million to $344.9 million for the year ended December 31, 2018 as compared to the prior year.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2018. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2018. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2018. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2018, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2018. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2018.
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

47	2018 Form 10-K

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$16,547	1.82%
+100	9,410	1.04
- 100	(4,473)	(0.49)
- 200	(27,716)	(3.06)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to moderately increase net interest income over the next 12 months by 1.04 percent. The Bank’s asset sensitivity to changes in market rates increased as compared to December 31, 2017 (which projected a decrease of 0.35 percent in net interest income over a 12-month period). The change in the sensitivity of our balance sheet since December 31, 2017 was primarily due to the impact of the interest earning assets and interest bearing liabilities acquired from USAB in the first quarter of 2018. However, the net asset sensitivity of the acquired financial instruments was partially mitigated by a significant increase in short-term borrowings used for funding loan growth during 2018. Future changes including, but not limited to, deposit and borrowings strategies, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2018 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.

2018 Form 10-K	48

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2019	2020	2021	2022	2023	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	2.35%	$177,088	$—	$—	$—	$—	$—	$177,088	$177,088
Investment securities held to maturity	3.52	437,470	274,955	262,828	215,431	188,457	689,105	2,068,246	2,034,943
Investment securities available for sale	2.85	135,166	285,461	234,334	258,821	148,426	687,336	1,749,544	1,749,544
Loans held for sale, at fair value	4.65	35,155	—	—	—	—	—	35,155	35,155
Loans	4.49	10,559,163	3,056,634	2,703,476	2,312,576	2,106,710	4,296,910	25,035,469	24,068,755
Total interest sensitive assets	4.31%	$11,344,042	$3,617,050	$3,200,638	$2,786,828	$2,443,593	$5,673,351	$29,065,502	$28,065,485
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.78%	$11,213,495	$—	$—	$—	$—	$—	$11,213,495	$11,213,495
Time	2.10	4,987,313	1,551,066	163,059	176,727	143,287	42,532	7,063,984	7,005,573
Short-term borrowings	2.45	2,118,914	—	—	—	—	—	2,118,914	2,091,892
Long-term borrowings	3.30	244,666	25,000	840,000	250,000	194,602	100,000	1,654,268	1,751,194
Junior subordinated debentures	5.10	55,370	—	—	—	—	—	55,370	55,692
Total interest sensitive liabilities	1.56%	$18,619,758	$1,576,066	$1,003,059	$426,727	$337,889	$142,532	$22,106,031	$22,117,846
Interest sensitivity gap		$(7,275,716)	$2,040,984	$2,197,579	$2,360,101	$2,105,704	$5,530,819	$6,959,471	$5,947,639
Ratio of interest sensitive assets to interest sensitive liabilities		0.61:1	2.29:1	3.19:1	6.53:1	7.23:1	39.80:1	1.31:1	1.27:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2018 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities are reflected in the 2018 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.
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
The total gap re-pricing within one year as of December 31, 2018 was a negative $7.3 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.61:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2018. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one-year gap position as of December 31, 2018 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.
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

49	2018 Form 10-K

future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient liquidity to cover current and potential funding requirements.
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 30 percent of total funding. The Bank was in compliance with the foregoing policies at December 31, 2018.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.3 billion, representing 8.0 percent of earning assets, at December 31, 2018 and $2.0 billion, representing 9.3 percent of earning assets, at December 31, 2017. Of the $2.3 billion of liquid assets at December 31, 2018, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $747 million in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2018) are projected to be approximately $5.9 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Core deposits averaged approximately $18.1 billion and $15.4 billion for the years ended December 31, 2018 and 2017, respectively, representing 65.3 percent and 71.8 percent of average earning assets at December 31, 2018 and 2017, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
The following table lists, by maturity, all certificates of deposit of $250 thousand and over at December 31, 2018:

2018
(in thousands)
Less than three months	$268,842
Three to six months	249,448
Six to twelve months	288,064
More than twelve months	303,048
Total	$1,109,402
Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $512 million for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At December 31, 2018, our borrowing capacity under the Federal Reserve Bank's discount window was approximately $1.2 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) increased $1.4 billion to $2.1 billion at December 31, 2018 as compared to $748.6 million at December 31, 2017 mostly due to new FHLB advances used for normal loan funding activity and liquidity purposes. The change in short-term borrowings is generally driven by the levels of loan originations both for investment and sale, repayments of long-term borrowings, and our use of time deposits, fully insured brokered deposits and other short-term funding in our current liquidity/funding strategies.

2018 Form 10-K	50

Average short-term FHLB advances exceeded 30 percent of total shareholders' equity at December 31, 2018 and 2017, respectively. The following table sets forth information regarding Valley’s short-term FHLB advances at the dates and for the years ended December 31, 2018 and 2017:

	2018	2017
	($ in thousands)
FHLB advances:
Average balance outstanding	$1,828,751	$1,196,507
Maximum outstanding at any month-end during the period	2,607,000	1,907,000
Balance outstanding at end of period	1,732,000	427,000
Weighted average interest rate during the period	1.00%	1.07%
Weighted average interest rate at the end of the period	2.44	1.34
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
As of December 31, 2018, our investment portfolio was comprised of U.S. Treasury securities, U.S. government agency securities, taxable and tax-exempt issues of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.
Among other securities, our investments in trust preferred securities and corporate bonds (including some issued by banks) may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.

51	2018 Form 10-K

Investment securities at December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(in thousands)
Held to maturity
U.S. Treasury securities	$138,517	$138,676	$138,830
U.S. government agency securities	8,721	9,859	11,329
Obligations of states and political subdivisions:
Obligations of states and state agencies	341,702	244,272	252,185
Municipal bonds	243,954	221,606	314,405
Total obligations of states and political subdivisions	585,656	465,878	566,590
Residential mortgage-backed securities	1,266,770	1,131,945	1,112,460
Trust preferred securities	37,332	49,824	59,804
Corporate and other debt securities	31,250	46,509	36,559
Total investment securities held to maturity (amortized cost)	$2,068,246	$1,842,691	$1,925,572
Available for sale
U.S. Treasury securities	$49,306	$49,642	$49,591
U.S. government agency securities	36,277	42,505	23,041
Obligations of states and political subdivisions:
Obligations of states and state agencies	97,113	38,219	40,342
Municipal bonds	99,979	74,665	79,425
Total obligations of states and political subdivisions	197,092	112,884	119,767
Residential mortgage-backed securities	1,429,782	1,223,295	1,015,542
Trust preferred securities	—	3,214	8,009
Corporate and other debt securities	37,087	51,164	60,565
Total debt securities	1,749,544	1,482,704	1,276,515
Equity securities	—	11,201	20,858
Total investment securities available for sale (fair value)	$1,749,544	$1,493,905	$1,297,373
Total investment securities	$3,817,790	$3,336,596	$3,222,945
As of December 31, 2018, total investments increased $481.2 million or 14.4 percent as compared to 2017 largely due to an increase in residential mortgage-backed securities classified as held for maturity and available for sale totaling a combined $341.3 million, and a $204.0 million combined increase in obligations of states and state agencies classified as held to maturity and available for sale. These increases were mainly driven by investment securities acquired from USAB. See Note 2 to the consolidated financial statements for additional information.
At December 31, 2018, we had $1.3 billion and $1.4 billion of residential mortgage-backed securities classified as held to maturity and available for sale, respectively. Approximately 71 percent and 69 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2018 were issued by either Freddie Mac or Fannie Mae.

2018 Form 10-K	52

The following table presents the remaining contractual maturities (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2018:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity
U.S. Treasury securities	$—	—%	$108,966	2.90%	$29,551	3.06%	$—	—%	$138,517	2.93%
U.S. government agency securities	—	—	—	—	—	—	8,721	2.53	8,721	2.53
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	8,125	1.59	48,680	5.07	135,071	4.64	149,826	3.60	341,702	4.17
Municipal bonds	11,293	4.16	105,492	4.03	76,861	3.92	50,308	6.12	243,954	4.43
Total obligations of states and political subdivisions	19,418	3.08	154,172	4.36	211,932	4.38	200,134	4.23	585,656	4.28
Residential mortgage-backed securities (4)	—	—	5,197	3.19	23,047	3.03	1,238,526	2.92	1,266,770	2.92
Trust preferred securities	—	—	—	—	1,353	8.23	35,979	4.86	37,332	4.98
Corporate and other debt securities	2,000	2.37	11,250	2.77	18,000	4.64	—	—	31,250	3.82
Total	$21,418	3.02%	$279,585	3.70%	$283,883	4.17%	$1,483,360	3.14%	$2,068,246	3.36%
Available for sale
U.S. Treasury securities	$—	—%	$49,306	1.60%	$—	—%	$—	—%	$49,306	1.60%
U.S. government agency securities	—	—	2,850	1.64	—	—	33,427	3.18	36,277	3.06
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	2,002	2.28	18,484	3.36	24,091	4.39	52,536	4.24	97,113	4.07
Municipal bonds	2,640	2.71	37,502	2.69	30,372	4.49	29,465	4.80	99,979	3.86
Total obligations of states and political subdivisions	4,642	2.52	55,986	2.91	54,463	4.45	82,001	4.44	197,092	3.96
Residential mortgage-backed securities (4)	15	5.08	9,039	2.38	80,570	2.74	1,340,158	2.84	1,429,782	2.83
Corporate and other debt securities	—	—	14,910	2.92	22,177	4.55	—	—	37,087	3.89
Total	$4,657	2.53%	$132,091	2.36%	$157,210	3.59%	$1,455,586	2.94%	$1,749,544	2.95%

(1)
Held to maturity amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.

(2)	Average yields are calculated on a yield-to-maturity basis.

(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 21 percent.

(4)	Residential mortgage-backed securities are shown using stated final maturity.
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

53	2018 Form 10-K

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
The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2018.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades:*
AAA Rated	$1,628,611	$9,684	$(36,504)	$1,601,791
AA Rated	285,607	4,113	(1,698)	288,022
A Rated	36,606	366	(353)	36,619
BBB Rated	3,000	60	—	3,060
Non-investment grade	—	—	—	—
Not rated	114,422	213	(9,184)	105,451
Total investment securities held to maturity	$2,068,246	$14,436	$(47,739)	$2,034,943
Available for sale investment grades:*
AAA Rated	$1,616,252	$1,725	$(43,851)	$1,574,126
AA Rated	88,204	42	(1,705)	86,541
A Rated	21,227	27	(412)	20,842
BBB Rated	17,982	127	(367)	17,742
Non-investment grade	10,436	—	(1,267)	9,169
Not rated	42,303	74	(1,253)	41,124
Total investment securities available for sale	$1,796,404	$1,995	$(48,855)	$1,749,544

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The unrealized losses in the AAA rated category (in the above table) in both held to maturity and available for sale investment securities are mainly related to residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac. The held to maturity portfolio includes $114.4 million in investments not rated by the rating agencies with aggregate unrealized losses of $9.2 million at December 31, 2018. The unrealized losses for this category included $5.9 million of unrealized losses related to 4 single-issuer bank trust preferred issuances with a combined amortized cost of $36 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2018, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.
There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the years ended December 31, 2018, 2017 and 2016 as the collateral supporting much of the investment securities has improved or performed as expected. During the fourth quarter of 2018, we sold all of our private label mortgage-backed securities classified as available for sale, including securities that were previously impaired and rated non-investment grade, for an aggregate net loss of $1.5 million.

2018 Form 10-K	54

Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Commercial and industrial	$4,331,032	$2,741,425	$2,638,195	$2,540,491	$2,251,111
Commercial real estate:
Commercial real estate	12,407,275	9,496,777	8,719,667	7,424,636	6,160,881
Construction	1,488,132	851,105	824,946	754,947	533,134
Total commercial real estate	13,895,407	10,347,882	9,544,613	8,179,583	6,694,015
Residential mortgage	4,111,400	2,859,035	2,867,918	3,130,541	2,576,372
Consumer:
Home equity	517,089	446,280	469,009	511,203	497,247
Automobile	1,319,571	1,208,902	1,139,227	1,239,313	1,144,831
Other consumer	860,970	728,056	577,141	441,976	310,337
Total consumer loans	2,697,630	2,383,238	2,185,377	2,192,492	1,952,415
Total loans *	$25,035,469	$18,331,580	$17,236,103	$16,043,107	$13,473,913
As a percent of total loans:
Commercial and industrial	17.3%	15.0%	15.3%	15.8%	16.7%
Commercial real estate	55.5	56.4	55.4	51.0	49.7
Residential mortgage	16.4	15.6	16.6	19.5	19.1
Consumer loans	10.8	13.0	12.7	13.7	14.5
Total	100%	100%	100%	100%	100%

*
Total loans are net of unearned premiums and deferred loan costs of $21.5 million, $22.2 million, $15.3 million and $3.5 million at December 31, 2018, 2017, 2016 and 2015, respectively, as compared to unearned discounts and deferred loan fees of $9.0 million at December 31, 2014.

Total loans increased by $6.7 billion to $25.0 billion at December 31, 2018 from December 31, 2017, net of residential mortgage loans sold during 2018. Adjusted for $3.7 billion of loans acquired from USAB on January 1, 2018, total loans grew by 13.4 percent in 2018 due to strong demand in most loan categories discussed further below. During 2018, Valley also originated $406.1 million of residential mortgage loans for sale rather than investment. Loans held for sale totaled $35.2 million and $15.1 million at December 31, 2018 and 2017, respectively. See additional information regarding our residential mortgage loan activities below.
Our loan portfolio includes PCI loans, which are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2018, our PCI loan portfolio increased $2.8 billion to $4.2 billion as compared to December 31, 2017 primarily due to the PCI loan classification of all the loans acquired from USAB on January 1, 2018.
Commercial and industrial loans totaled $4.3 billion at December 31, 2018 and increased by $1.6 billion from December 31, 2017 mainly due to a $1.0 billion increase from December 31, 2017 in the non-PCI loan portfolio, and $583 million of PCI loans acquired from USAB. The increase in non-PCI loans was due to strong organic growth mostly driven by new small to middle market lending relationships within our regions established by focused calling efforts by our experienced lending teams. We have enhanced the commercial teams through targeted hires over the last 12 to 18 months. The growth is also partly due to our lending teams in the new Florida markets, and, to a lesser extent, increased new business investment by pre-existing Valley relationships. While we are optimistic about the first quarter of 2019 and current loan pipeline, we do expect some leveling off of loan growth as compared to 2018 due to a number of factors, including a competitive marketplace for strong borrowers, lower business investment, a decline in the initial expansion opportunities with existing customers in the Tampa, Florida market, as well as normal PCI and other loan repayments.
Commercial real estate loans (excluding construction loans) increased $2.9 billion to $12.4 billion at December 31, 2018 from December 31, 2017 mainly due to $1.7 billion of PCI loans acquired from USAB and a $1.4 billion increase in non-PCI loan portfolio from December 31, 2017, partly offset by normal PCI loan repayments. The increase in non-PCI loans was primarily due to strong organic loan volumes generated across a broad-based segment of borrowers within the commercial real estate portfolio mainly from pre-exiting relationships in our Florida market area where we have taken full advantage of Valley's higher lending

55	2018 Form 10-K

capacity with former USAB customers, as well as targeted growth in New Jersey and New York. Construction loans totaled $1.5 billion at December 31, 2018 and increased $637.0 million from December 31, 2017 partly due to $338 million of PCI loans acquired from USAB. The remaining net increase was mainly driven by organic growth in the new Florida markets, as well as advances on existing construction projects.
Residential mortgage loans totaled $4.1 billion at December 31, 2018 and increased by $1.3 billion from December 31, 2017 due to strong production from our home mortgage consultant team over the past 12 months. Our new and refinanced residential mortgage loan originations increased 82.4 percent to $1.7 billion for the year ended December 31, 2018 as compared to $955.7 million in 2017. Of the $1.7 billion in total originations, $262 million represented Florida residential mortgage loans. During 2018, Valley sold $676 million of residential mortgages originated for sale as compared to approximately $801 million of mortgages sold during the year ended December 31, 2017. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity, CRA and other asset/liability management strategies. Purchased residential mortgage loans are generally selected using Valley’s normal underwriting criteria at the time of purchase and are sometimes partially or fully guaranteed by third parties or insured by government agencies such as the Federal Housing Administration (FHA). During 2018, Valley purchased approximately $105 million of 1-4 family loans, qualifying for CRA purposes.
Our residential mortgage production declined approximately 12 percent in the fourth quarter of 2018 as compared to the linked third quarter of 2018. However, we have seen good loan application volumes in the early stages of the first quarter of 2019 and the current economy and market interest rates for residential mortgages have remained favorable for consumer demand.
Consumer loans totaled $2.7 billion at December 31, 2018 and increased $314.4 million from December 31, 2017 mainly due to growth in automobile and secured personal lines of credit. Automobile loans increased $110.7 million to $1.3 billion at December 31, 2018 from December 31, 2017 primarily due to higher indirect auto application activity during the second half of 2018. Additionally, our Florida dealership network contributed over $155 million in auto loan originations, representing approximately 24 percent of Valley's total new auto loan production for 2018 as compared to $106 million, or 19 percent, of total originations in 2017. While we're optimistic that this positive trend in new loan production will continue into the first quarter of 2019, we can provide no assurance that our auto loans will not decline in future periods. Other consumer loans increased $132.9 million to $861.0 million at December 31, 2018 as compared to 2017 largely due to continued strong growth and customer usage of collateralized personal lines of credit that allow the customer to manage their liquidity needs by accessing the cash value of their whole life insurance policy. Home equity loans increased only $70.8 million in 2018 from $446.3 million at December 31, 2017 mainly due to $91.2 million loans acquired from USAB, partially offset by normal repayment activity. The non-PCI loans slightly declined year over year, as new home equity loan volumes and customer usage of existing home equity lines of credit continued to be weak in 2018. We believe this trend may continue for the first quarter of 2019 due to many factors, including the Tax Act changes that limit the deductibility of mortgage interest expense for homeowners.
Despite the overall strong organic loan growth experienced in 2018, we expect this trend to moderately slowdown in both commercial and consumer lending activities in 2019. However, we will continue to focus on new niche commercial loan programs to increase the overall yield of our loan portfolio and provide supplemental growth opportunities. For 2019, we anticipate overall loan portfolio growth in the range of 6 to 8 percent. However, there can be no assurance that we will achieve such levels, or balances will not decline from December 31, 2018 given the potential for unforeseen changes in consumer confidence, the economy and other market conditions.
Most of our lending is in northern and central New Jersey, New York City, Long Island, and Florida, with the exception of smaller auto and residential mortgage loan portfolios derived primarily from other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad-based economic downturn within these regions. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Geographically, we may make further inroads into our primary lending markets through bank acquisitions, such as our recent acquisition of USAB, as well as select de novo branch efforts or adding lending staff.

2018 Form 10-K	56

The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our loan portfolio as of December 31, 2018:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$570,642	$747,242	$953,144	$2,271,028
Commercial and industrial—adjustable-rate	517,618	677,808	864,578	2,060,004
Construction—fixed-rate	228,724	89,687	40,526	358,937
Construction—adjustable-rate	719,553	282,150	127,492	1,129,195
	$2,036,537	$1,796,887	$1,985,740	$5,819,164
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
Purchased Credit-Impaired Loans (Including Covered Loans)
PCI loans increased $2.8 billion to $4.2 billion at December 31, 2018 from $1.4 billion at December 31, 2017 mainly due to $3.7 billion of PCI loans acquired from USAB on January 1, 2018, partially offset by normal repayment activity. Our PCI loans include loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which the Bank will share losses with the FDIC under loss-sharing agreements. Our covered loans, consisting of residential mortgage and other consumer loans totaled $27.6 million at December 31, 2018.
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
At acquisition, we use a third party service provider to assist with our assessment of the contractual and estimated cash flows. During subsequent evaluation periods, Valley uses a third party software application to assess the contractual and estimated cash flows. Using updated loan-level information derived from Valley’s main operating system, contractually required loan payments and expected cash flows for each pool level, the software reforecasts both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows is subsequently aggregated on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield are reviewed by Valley to determine whether this information is accurate and the resulting financial statement effects are reasonable.
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

57	2018 Form 10-K

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
The following tables summarize the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the years ended December 31, 2018 and 2017.

	2018		2017
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
Balance, beginning of the period	$1,387,215	$282,009	$1,771,502	$294,514
Acquisition	3,736,984	559,907	—	—
Accretion	235,741	(235,741)	89,770	(89,770)
Payments received	(1,169,661)	—	(470,523)	—
Net increase in expected cash flows	—	269,783	—	77,265
Transfers to other real estate owned	(193)	—	(3,534)	—
Balance, end of the period	$4,190,086	$875,958	$1,387,215	$282,009
The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net increase in the expected cash flows totaling approximately $269.8 million for the year ended December 31, 2018 was largely due to higher interest rates and increased construction loan balances (mainly acquired from USAB) captured in the cash flow reforecast in the fourth quarter of 2018. The net increase in the expected cash flows totaling $77.3 million for the year ended December 31, 2017 was largely due to a decrease in the expected losses for certain PCI loan pools during the fourth quarter of 2017.
Non-performing Assets
Non-performing assets (NPAs), which exclude non-performing PCI loans, include non-accrual loans, other real estate owned (OREO) and other repossessed assets (which consist of automobiles) at December 31, 2018. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The non-performing assets totaling $98.6 million at December 31, 2018 increased 71.6 percent over the last 12-month period (as shown in the table below) primarily due to higher non-accrual commercial and industrial loans, which included $58.4 million of non-accrual taxi medallion loans at December 31, 2018 as compared to $14.2 million of such loans at December 31, 2017. NPAs as a percentage of total loans and NPAs totaled 0.39 percent and 0.31 percent at December 31, 2018 and 2017, respectively. Despite the year over year increase largely driven by the taxi medallion loan portfolio, we believe the total NPAs has remained relatively low as a percentage of the total loan portfolio and NPAs over the past five years. The moderate level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 5 to the consolidated financial statements.

2018 Form 10-K	58

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Accruing past due loans (1)
30 to 59 days past due
Commercial and industrial	$13,085	$3,650	$6,705	$3,920	$1,630
Commercial real estate	9,521	11,223	5,894	2,684	8,938
Construction	2,829	12,949	6,077	1,876	448
Residential mortgage	16,576	12,669	12,005	6,681	6,200
Total Consumer	9,740	8,409	4,197	3,348	2,982
Total 30 to 59 days past due	51,751	48,900	34,878	18,509	20,198
60 to 89 days past due
Commercial and industrial	3,768	544	5,010	524	1,102
Commercial real estate	530	—	8,642	—	113
Construction	—	18,845	—	2,799	—
Residential mortgage	2,458	7,903	3,564	1,626	3,575
Total Consumer	1,386	1,199	1,147	626	764
Total 60 to 89 days past due	8,142	28,491	18,363	5,575	5,554
90 or more days past due
Commercial and industrial	6,156	—	142	213	226
Commercial real estate	27	27	474	131	49
Construction	—	—	1,106	—	3,988
Residential mortgage	1,288	2,779	1,541	1,504	1,063
Total Consumer	341	284	209	208	152
Total 90 or more days past due	7,812	3,090	3,472	2,056	5,478
Total accruing past due loans	$67,705	$80,481	$56,713	$26,140	$31,230
Non-accrual loans (1)
Commercial and industrial	$70,096	$20,890	$8,465	$10,913	$8,467
Commercial real estate	2,372	11,328	15,079	24,888	22,098
Construction	356	732	715	6,163	5,223
Residential mortgage	12,917	12,405	12,075	17,930	17,760
Total Consumer	2,655	1,870	1,174	2,206	2,209
Total non-accrual loans	88,396	47,225	37,508	62,100	55,757
Non-performing loans held for sale	—	—	—	—	7,130
Other real estate owned (OREO) (2)	9,491	9,795	9,612	13,563	14,249
Other repossessed assets	744	441	384	437	1,232
Non-accrual debt securities	—	—	1,935	2,142	4,729
Total non-performing assets	$98,631	$57,461	$49,439	$78,242	$83,097

Performing troubled debt restructured loans	$77,216	$117,176	$85,166	$77,627	$97,743
Total non-accrual loans as a % of loans	0.35%	0.26%	0.22%	0.39%	0.41%
Total NPAs as a % of loans and NPAs	0.39	0.31	0.29	0.49	0.61
Total accruing past due and non-accrual loans as a % of loans	0.62	0.70	0.55	0.55	0.65
Allowance for loan losses as a % of non-accrual loans	171.79	255.92	305.05	170.98	183.57

59	2018 Form 10-K

(1)	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

(2)
This table excludes covered OREO properties subject to loss-sharing agreements with the FDIC totaling $558 thousand, $5.0 million and $9.2 million at December 31, 2016, 2015, and 2014, respectively. There were no covered OREO properties at December 31, 2018 and 2017.

Loans past due 30 to 59 days increased $2.9 million to $51.8 million at December 31, 2018 as compared to $48.9 million at December 31, 2017, mostly due to an increase in commercial and industrial loan delinquencies, partially offset by decreases in construction loan and commercial real estate loan delinquencies. Commercial and industrial loan delinquencies increased $9.4 million as compared to December 31, 2017 partly due to two loan relationships in the normal process of renewal totaling $6.0 million at December 31, 2018. Construction loans within this delinquency category decreased $10.1 million to $2.8 million at December 31, 2018 as compared to one year ago mainly due to two loan relationships reported at December 31, 2017 of which both were subsequently brought current to their contractual terms.
Loans past due 60 to 89 days decreased $20.3 million to $8.1 million at December 31, 2018 as compared to December 31, 2017 largely due to an $18.8 million decrease in construction loan delinquencies. This decrease was mainly due to four loan relationships in the normal process of renewal or collection that were included in this loan category at December 31, 2017.
Loans 90 days or more past due and still accruing increased $4.7 million to $7.8 million at December 31, 2018 as compared to December 31, 2017. Commercial and industrial loan delinquencies increased $6.2 million mainly due to one large loan relationship in the process of collection included in this category at December 31, 2018. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $41.2 million to $88.4 million at December 31, 2018 as compared to December 31, 2017 mainly due to an increase in taxi medallion loans within the commercial and industrial loan category. Non-accrual taxi medallion loans increased $44.3 million to $58.5 million at December 31, 2018 as compared to $14.2 million at December 31, 2017 mainly due to continued weakness in the New York City taxi industry. The majority of the non-accrual taxi medallion loans were previously performing troubled debt restructured (TDR) loans and included in our impaired loans at both December 31, 2018 and 2017. See further discussion of our taxi medallion loan portfolio below.
Although the timing of collection is uncertain, management believes that most of the non-accrual loans at December 31, 2018, are well secured and largely collectible based on, in part, our quarterly review of impaired loans and the valuation of the underlying collateral, if applicable. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $156.6 million at December 31, 2018 and had $33.0 million in related specific reserves included in our total allowance for loan losses. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $3.6 million, $2.5 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively; none of these amounts were included in interest income during these periods.
During 2018, we continued to closely monitor the performance of our New York City (NYC) and Chicago taxi medallion loans totaling $121.8 million and $8.4 million, respectively, within the commercial and industrial loan portfolio at December 31, 2018. While most of the taxi medallion loans are currently performing to their contractual terms, continued negative trends in the market valuations of the underlying taxi medallion collateral due to competing car service providers and other external factors could impact the future performance and internal classification of this portfolio. At December 31, 2018, the medallion portfolio included impaired loans totaling $73.7 million with related reserves of $27.9 million within the allowance for loan losses as compared to impaired loans totaling $63.9 million with related reserves of $9.1 million at December 31, 2017. At December 31, 2018, the impaired medallion loans largely consisted of $58.5 million of non-accrual taxi cab medallion loans classified as doubtful, as well as performing troubled debt restructured (TDR) loans classified as substandard loans.
Valley's historical taxi medallion lending criteria was conservative in regard to capping the loan amounts in relation to the prevailing market valuations at the time of origination, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions over the last several years has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at December 31, 2018 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $10.6 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at December 31, 2018. Additionally, Valley currently has $22.5 million of performing non-impaired taxi medallion loans which are scheduled to mature in 2019, and $18.3 million that mature between 2023 and 2027. If the loans with 2019 maturities were renewed and became TDRs, an additional reserve of $8.6 million would be required based on the allowance methodology at December 31, 2018.

2018 Form 10-K	60

OREO (which consists of 52 commercial and residential properties) decreased $304 thousand to $9.5 million at December 31, 2018 as compared to $9.8 million at December 31, 2017. See additional information regarding OREO and other repossessed assets, including our foreclosed asset activity, in Notes 1 and 3 to the consolidated financial statements.
Troubled debt restructured loans (TDRs) represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $40.0 million to $77.2 million at December 31, 2018 as compared to $117.2 million at December 31, 2017 mainly due to the taxi medallion loans migrating to non-accrual loan status during 2018. Performing TDRs consisted of 119 loans and 141 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at December 31, 2018 and 2017, respectively. On an aggregate basis, the $77.2 million in performing TDRs at December 31, 2018 had a modified weighted average interest rate of approximately 5.37 percent as compared to a pre-modification weighted average interest rate of 4.70 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs. The increase in the modified weighted average interest rate of the performing TDRs as compared to the pre-modification weighted average interest rate was largely due to loans restructured at higher current market interest rates, but with extended loan terms.
Potential Problem Loans
Although we believe that substantially all risk elements at December 31, 2018 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $142.8 million and $146.0 million in potential problem loans (consisting mostly of commercial and industrial loans) at December 31, 2018 and 2017, respectively. Potential problem loans were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2018, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard, including taxi medallion loans, because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2018.

Asset Quality and Risk Elements
Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $3.4 billion of PCI loans, represent approximately 74 percent of total loans at December 31, 2018. Most of the loans collateralized by real estate are in northern and central New Jersey, New York City and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions (see Part I, Item 1A. Risk Factors - "Our financial results and condition may be adversely impacted by changing economic conditions").
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties mostly located in New Jersey, New York and Florida. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area has generally consisted of loans made in support of existing customer relationships, as well as targeted purchases of certain loans guaranteed by third parties. Our mortgage loan originations are comprised of both jumbo (i.e., loans with balances above conventional conforming loan limits) and conventional loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. The weighted average loan-to-value ratio of all residential mortgage originations in 2018 was 70 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 748. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

61	2018 Form 10-K

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
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured at Fair Value on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2018, a $33.0 million specific valuation allowance was included in the allowance for credit losses related to $156.6 million of impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.
The allowance allocations for non-classified loans within all of our loan portfolio segments are calculated by applying historical loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off) and is determined based upon a study of our past loss experience by loan segment. The loss factors may also be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

2018 Form 10-K	62

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Average loans outstanding	$23,340,330	$17,819,003	$16,400,745	$14,447,020	$12,081,683

Beginning balance—Allowance for credit losses	$124,452	$116,604	$108,367	$104,287	$117,112
Loans charged-off:
Commercial and industrial	(2,515)	(5,421)	(5,990)	(7,928)	(12,722)
Commercial real estate	(348)	(559)	(650)	(1,864)	(4,894)
Construction	—	—	—	(926)	(4,576)
Residential mortgage	(223)	(530)	(866)	(813)	(1,004)
Total Consumer	(4,977)	(4,564)	(3,463)	(3,441)	(3,702)
Total loan charge-offs	(8,063)	(11,074)	(10,969)	(14,972)	(26,898)
Charged-off loans recovered:
Commercial and industrial	4,623	4,736	2,852	7,233	6,874
Commercial real estate	417	552	2,047	846	2,198
Construction	—	873	10	913	912
Residential mortgage	272	1,016	774	421	248
Total Consumer	2,093	1,803	1,654	1,538	1,957
Total loan recoveries	7,405	8,980	7,337	10,951	12,189
Net charge-offs	(658)	(2,094)	(3,632)	(4,021)	(14,709)
Provision charged for credit losses	32,501	9,942	11,869	8,101	1,884
Ending balance—Allowance for credit losses	$156,295	$124,452	$116,604	$108,367	$104,287
Components of allowance for credit losses:
Allowance for loan losses	$151,859	$120,856	$114,419	$106,178	$102,353
Allowance for unfunded letters of credit	4,436	3,596	2,185	2,189	1,934
Allowance for credit losses	$156,295	$124,452	$116,604	$108,367	$104,287
Components of provision for credit losses:
Provision for loan losses *	$31,661	$8,531	$11,873	$7,846	$3,445
Provision for unfunded letters of credit	840	1,411	(4)	255	(1,561)
Provision for credit losses	$32,501	$9,942	$11,869	$8,101	$1,884

Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.01%	0.02%	0.03%	0.12%
Allowance for credit losses as a % of non-PCI loans	0.75	0.73	0.75	0.79	0.89
Allowance for credit losses as a % of total loans	0.62	0.68	0.68	0.68	0.77

*	Includes a negative (credit) provision for covered loans totaling $5.9 million for 2014. There was no provision for covered loans in 2018, 2017, 2016, and 2015.
Our net loan charge-offs decreased $1.4 million to $658 thousand in 2018 as compared to $2.1 million in 2017. The improvement in net loan charge-offs as compared to the year ended December 31, 2017 was due, in part, to lower commercial and industrial loan gross charge-offs during 2018.
Net charge-offs have steadily declined over the last four years and have remained relatively low over the last five years as compared to many of our peers. During this five-year period, our net charge-offs were at a high of 0.12 percent of average loans

63	2018 Form 10-K

during 2014 and a low of 0.00 percent of average loans during 2018. The lower level of our net loan charge-offs during 2018 was largely as a result of the continued solid performance of our loan portfolio, strong collections and a favorable economic environment. While we have a positive outlook for the future performance of the loan portfolio and the economy, there can be no assurance that our levels of net charge-offs will not deteriorate in 2019, especially given the relatively modest levels realized in the past five years.
Despite the low level of net loan charge-offs, the provision for credit losses increased $22.6 million to $32.5 million in 2018 as compared to 2017 largely due to strong loan growth and higher allocated reserves for impaired loans (mostly related to taxi medallion loans within commercial and industrial loans).
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2018		2017		2016		2015		2014
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$95,392	17.3%	$60,828	15.0%	$53,005	15.3%	$50,956	15.8%	$45,610	16.7%
Commercial real estate:
Commercial real estate	26,482	49.6	36,293	51.8	36,405	50.6	32,037	46.3	27,426	45.7
Construction	23,168	5.9	18,661	4.6	19,446	4.8	15,969	4.7	15,414	4.0
Residential mortgage	5,041	16.4	3,605	15.6	3,702	16.6	4,625	19.5	5,093	19.1
Total Consumer	6,212	10.8	5,065	13.0	4,046	12.7	4,780	13.7	5,179	14.5
Unallocated	—	—	—	—	—		—	—	5,565	—
Total allowance for credit losses	$156,295	100%	$124,452	100%	$116,604	100%	$108,367	100%	$104,287	100%

* Includes the allowance for unfunded letters of credit.
The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.62 percent at December 31, 2018 and 0.68 percent at December 31, 2017. Our allowance allocations for losses at December 31, 2018 increased across most loan categories mainly due strong organic loan growth. The increased allowance allocation for the commercial and industrial loans category (see table above) at December 31, 2018 was also partly due to higher specific reserves for impaired taxi medallion loans. At December 31, 2018, the allowance allocation for commercial real estate loans declined to $26.5 million from $36.3 million at December 31, 2017 mainly due to a continued decline in historical loss rates over the prolonged current economic cycle. Additionally, our estimate of the allowance for credit losses at December 31, 2018 was impacted by the level of net charge-offs and internally classified loans, assumptions based on the current economic environment, as well as other qualitative factors.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $4.2 billion) was 0.75 percent at December 31, 2018 as compared to 0.73 percent at December 31, 2017. PCI loans, largely acquired through prior bank acquisitions, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at December 31, 2018 and 2017. See Notes 1 and 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.
Prior to December 31, 2015, the allowance also contained reserves identified as the unallocated portion in the table above to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves represented management’s attempt to ensure that the overall allowance reflected a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. During 2015, Valley refined and enhanced its assessment of the adequacy of the allowance for loan losses. As a result, Valley no longer has an “unallocated” segment in its allowance for credit losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios at December 31, 2018, 2017, 2016 and 2015. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.

2018 Form 10-K	64

Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. During 2016, loan sales increased significantly from 2015 and 2014 as refinance activity once again strengthened due to a favorably low interest rate environment for most of the year. While refinance activity declined in 2017, Valley expanded its efforts in the purchased home loan market and expanded its team of home mortgage consultants. As a result of these efforts combined with portfolio loan sales, loan sales totaled approximately $676 million and $801 million for 2018 and 2017, respectively.
In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only five loan repurchases in 2018 and two loan repurchase in 2017). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2018 and 2017. See Item 1A. Risk Factors - "We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2018 and 2017, shareholders’ equity totaled approximately $3.4 billion and $2.5 billion, or 10.5 percent and 10.6 percent of total assets, respectively. During 2018, total shareholders’ equity increased by $817.3 million primarily due to (i) the additional capital of $737.2 million issued in the USAB acquisition, (ii) net income of $261.4 million, (iii) a $17.2 million increase attributable to the effect of our stock incentive plan, and (iv) net proceeds of $1.0 million from the reissuance of treasury stock and issuance of authorized common shares issued under our dividend reinvestment plan totaling 87 thousand shares. The positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $159.0 million, (ii) $23.4 million of other comprehensive losses, and (iii) a $17.1 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2018.
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
Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The rule changes included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three-year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increases each subsequent year by 0.625 percent until reaching its final level of 2.5 percent, which was fully phased-in on January 1, 2019. As of December 31, 2018 and 2017, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer under the Basel III Capital Rules. See Note 17 for Valley’s and Valley National Bank’s regulatory capital positions and capital ratios at December 31, 2018 and 2017.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 41.3 percent and 24.1 percent for the years ended December 31, 2018 and 2017, respectively. Our retention ratio increased from the year ended December 31, 2017, however it was negatively impacted by infrequent charges, including legal expenses related to litigation reserves, USAB merger expense, branch asset impairment and severance costs related to our Branch Transformation strategy. Our retention ratio is expected to improve in 2019 due to, among other factors, higher earnings from continued loan growth and further implementation of our LIFT and Branch Transformation initiatives.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2018 and 2017. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow in light of the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.

65	2018 Form 10-K

Valley maintains an effective shelf registration statement with the SEC that allows us to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future and permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strength of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 18 to the consolidated financial statements for additional information on Valley’s stock issuances.

Contractual Obligations and Off-Balance Sheet Arrangements
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
The following table summarizes Valley’s contractual obligations and other commitments to make future payments as of December 31, 2018. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
				(in thousands)
Contractual obligations:
Time deposits	Note 9	$4,987,313	$1,714,126	$320,014	$42,531	$7,063,984
Long-term borrowings (1)	Note 10	255,000	865,000	375,000	160,000	1,655,000
Junior subordinated debentures issued to capital trusts (1)	Note 11	—	—	—	60,827	60,827
Operating leases	Note 15	29,093	58,304	52,626	262,200	402,223
Capital expenditures		51,526	—	—	—	51,526
Other purchase obligations (2)		44,357	1,488	44	—	45,889
Total		$5,367,289	$2,638,918	$747,684	$525,558	$9,279,449
Other commitments:
Commitments to extend credit	Note 15	$3,709,389	$1,623,627	$508,858	$805,257	$6,647,131
Standby letters of credit	Note 15	210,685	41,803	37,377	27,076	316,941
Commitments to sell loans	Note 15	58,897	—	—	—	58,897
Total		$3,978,971	$1,665,430	$546,235	$832,333	$7,022,969

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

2018 Form 10-K	66

instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments mainly related to certain variable-rate borrowings and fixed-rate loan assets. Valley also enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley’s commitments to fund the loans, as well as on its portfolio of mortgage loans held for sale.
See Note 15 to the consolidated financial statements for quantitative information on our derivative financial instruments and hedging activities.
Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off-balance sheet arrangements include a $1.8 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities at December 31, 2018. See Note 11 of the consolidated financial statements for additional information on our statutory trusts and the related junior subordinated debentures and trust preferred securities.
Results of Operations—2017 Compared to 2016
Net interest income on a tax equivalent basis increased by $50.1 million to $676.6 million for 2017 compared with $626.5 million for 2016. The increase was mainly driven by a $1.4 billion increase in average loan balances, partially offset by interest expense related to a $1.1 billion increase in average interest bearing liabilities as compared to 2016.
Average interest earning assets totaling $21.5 billion for the year ended December 31, 2017 increased $1.7 billion, or 8.4 percent, as compared to 2016. Average loan balances increased $1.4 billion to $17.8 billion in 2017 and drove the $56.8 million increase in the interest income on a tax equivalent basis for loans as compared to 2016. The growth in average loans during 2017 was fueled mostly by solid demand for commercial real estate loans and secured personal lines of credit throughout the year, supplemented by $411 million of purchased loans primarily consisting of participations in multi-family loans and whole 1-4 family loans that were a mix of qualifying and non-qualifying CRA loans. Average investment securities increased $339.5 million to approximately $3.5 billion in 2017 due to moderate expansion of the taxable portfolio mostly within the residential mortgage-backed securities classified as available for sale category. Average federal funds sold and other interest bearing deposits decreased $98.5 million to $189.6 million for the year ended December 31, 2017 as compared to 2016 mostly due to lower levels of overnight liquidity held primarily by fluctuations in the timing of new loan originations and loan purchases.
Average interest bearing liabilities increased $1.1 billion to $15.6 billion for the year ended December 31, 2017 from the same period in 2016 due to increases in several funding categories. Average savings, NOW and money market accounts increased $371.1 million mostly due to retail money market account gathering initiatives during the second half of 2017 partially offset by slightly lower utilization of brokered money market account balances in our loan growth funding strategy and other liquidity needs in 2017. Average time deposits increased $225.4 million to $3.3 billion for 2017 as compared to 2016 mainly due to similar retail certificate of deposit strategies executed in the second half of 2017. Average short-term and long-term borrowings increased $239.2 million and $279.7 million in 2017, respectively, as compared to 2016 due, in part, to a higher level of FHLB borrowings used to fund new loan and investment activities, partially offset by declines in both short and long-term securities sold under agreements to repurchase.
Non-interest income represented 10.9 percent and 11.9 percent of total interest income plus non-interest income for 2017 and 2016, respectively. For the year ended December 31, 2017, non-interest income increased $216 thousand as compared to 2016 mainly due to increases in net gains on sales of loans, trust and investment services income, and fees from loans servicing, partially offset by lower insurance commissions.
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
Fees from loan servicing increased $943 thousand for the year ended December 31, 2017 as compared to $6.4 million in 2016 mainly due to the high volume of loans originated for sale and significantly higher sales volumes during 2017. Valley retains loan servicing on the majority of its loans originated and sold in the secondary market.

67	2018 Form 10-K

The increases in non-interest income were partially offset by a decrease in insurance commissions totaling $950 thousand for the year ended December 31, 2017 from $19.1 million in 2016 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.
Non-interest expense increased $32.9 million to $509.1 million for the year ended December 31, 2017 as compared to 2016. The increase was mainly attributable to increases in salaries and employee benefits, professional and legal fees, amortization of tax credit investments, and net occupancy and equipment expenses.
Salary and employee benefits expense increased by $18.7 million for the year ended December 31, 2017 due to increased salaries and cash incentive compensation (both paid and accrued) for the year ended December 31, 2017. The increases were largely due to normal increases in annual compensation and incentives, expansion of our technology and home mortgage consultant teams, stock-based compensation expense as well as severance costs totaling $3.8 million related to our LIFT initiative recognized during the third quarter of 2017. Professional and legal fees also increased $8.1 million for the year ended December 31, 2017 as compared to 2016 largely due to advisory and legal fees related to our LIFT program and the acquisition of USAB during 2017. In addition, amortization of tax credit investments increased $7.0 million for the year ended December 31, 2017 as compared to 2016 mostly due to a $4.3 million charge related to the impairment of tax credit investments caused by the Tax Act, as well as normal differences in the timing and amount of such investments and recognition of the related tax credits. Lastly, net occupancy and equipment expenses increased $5.1 million for the year ended December 31, 2017 as compared to 2016 largely due to higher technology equipment related expense.
Income tax expense was $90.8 million for the year ended December 31, 2017, reflecting an effective tax rate of 35.9 percent, as compared to $65.2 million for the year ended 2016, reflecting an effective tax rate of 28.0 percent. The increase in both income tax expense and the effective tax rate in 2017 was primarily caused by the estimated impact of the Tax Act, consisting of an $15.4 million charge resulting from the re-measurement of Valley's estimated net deferred tax asset as of December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

2018 Form 10-K	68

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2018	2017
	(in thousands except for share data)
Assets
Cash and due from banks	$251,541	$243,310
Interest bearing deposits with banks	177,088	172,800
Investment securities:
Held to maturity (fair value of $2,034,943 at December 31, 2018 and $1,837,620 at December 31, 2017)	2,068,246	1,842,691
Available for sale	1,749,544	1,493,905
Total investment securities	3,817,790	3,336,596
Loans held for sale, at fair value	35,155	15,119
Loans	25,035,469	18,331,580
Less: Allowance for loan losses	(151,859)	(120,856)
Net loans	24,883,610	18,210,724
Premises and equipment, net	341,630	287,705
Bank owned life insurance	439,602	386,079
Accrued interest receivable	95,296	73,990
Goodwill	1,084,665	690,637
Other intangible assets, net	76,990	42,507
Other assets	659,721	542,839
Total Assets	$31,863,088	$24,002,306
Liabilities
Deposits:
Non-interest bearing	$6,175,495	$5,224,928
Interest bearing:
Savings, NOW and money market	11,213,495	9,365,013
Time	7,063,984	3,563,521
Total deposits	24,452,974	18,153,462
Short-term borrowings	2,118,914	748,628
Long-term borrowings	1,654,268	2,315,819
Junior subordinated debentures issued to capital trusts	55,370	41,774
Accrued expenses and other liabilities	231,108	209,458
Total Liabilities	28,512,634	21,469,141
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000 shares:
Series A (4,600,000 shares issued at December 31, 2018 and December 31, 2017)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2018 and December 31, 2017)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 331,634,951 shares at December 31, 2018 and 264,498,643 shares at December 31, 2017)	116,240	92,727
Surplus	2,796,499	2,060,356
Retained earnings	299,642	216,733
Accumulated other comprehensive loss	(69,431)	(46,005)
Treasury stock, at cost (203,734 shares at December 31, 2018 and 29,792 shares at December 31, 2017)	(2,187)	(337)
Total Shareholders’ Equity	3,350,454	2,533,165
Total Liabilities and Shareholders’ Equity	$31,863,088	$24,002,306
See accompanying notes to consolidated financial statements.

69	2018 Form 10-K

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$1,033,993	$734,474	$680,876
Interest and dividends on investment securities:
Taxable	87,306	72,676	58,143
Tax-exempt	21,504	15,399	15,537
Dividends	13,209	9,812	6,206
Interest on other short-term investments	3,236	1,793	1,126
Total interest income	1,159,248	834,154	761,888
Interest Expense
Interest on deposits:
Savings, NOW and money market	108,394	55,300	39,787
Time	81,959	42,546	37,775
Interest on short-term borrowings	45,930	18,034	12,022
Interest on long-term borrowings and junior subordinated debentures	65,762	58,227	59,190
Total interest expense	302,045	174,107	148,774
Net Interest Income	857,203	660,047	613,114
Provision for credit losses	32,501	9,942	11,869
Net Interest Income After Provision for Credit Losses	824,702	650,105	601,245
Non-Interest Income
Trust and investment services	12,633	11,538	10,345
Insurance commissions	15,213	18,156	19,106
Service charges on deposit accounts	26,817	21,529	20,879
(Losses) gains on securities transactions, net	(2,342)	(20)	777
Fees from loan servicing	9,319	7,384	6,441
Gains on sales of loans, net	20,515	20,814	22,030
Bank owned life insurance	8,691	7,338	6,694
Other	43,206	24,967	21,988
Total non-interest income	134,052	111,706	108,260
Non-Interest Expense
Salary and employee benefits expense	333,816	263,337	243,222
Net occupancy and equipment expense	108,763	92,243	87,140
FDIC insurance assessment	28,266	19,821	20,100
Amortization of other intangible assets	18,416	10,016	11,327
Professional and legal fees	34,141	25,834	17,755
Amortization of tax credit investments	24,200	41,747	34,744
Telecommunication expenses	12,102	9,921	10,021
Other	69,357	46,154	51,816
Total non-interest expense	629,061	509,073	476,125
Income Before Income Taxes	329,693	252,738	233,380
Income tax expense	68,265	90,831	65,234
Net Income	261,428	161,907	168,146
Dividends on preferred stock	12,688	9,449	7,188
Net Income Available to Common Shareholders	$248,740	$152,458	$160,958
Earnings Per Common Share:
Basic	$0.75	$0.58	$0.63
Diluted	0.75	0.58	0.63
Cash Dividends Declared Per Common Share	0.44	0.44	0.44
Weighted Average Number of Common Shares Outstanding:
Basic	331,258,964	264,038,123	254,841,571
Diluted	332,693,718	264,889,007	255,268,336

See accompanying notes to consolidated financial statements.

2018 Form 10-K	70

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$261,428	$161,907	$168,146
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale
Net (losses) gains arising during the period	(22,932)	352	(4,293)
Less reclassification adjustment for net losses (gains) included in net income	1,857	11	(465)
Total	(21,075)	363	(4,758)
Non-credit impairment losses on available for sale and held to maturity securities
Net change in non-credit impairment losses on securities	—	498	417
Less reclassification adjustment for accretion of credit impairment losses included in net income	380	(167)	(539)
Total	380	331	(122)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	1,874	576	(2,461)
Less reclassification adjustment for net losses included in net income	2,494	5,028	7,641
Total	4,368	5,604	5,180
Defined benefit pension plan
Net (losses) gains arising during the period	(7,151)	(2,722)	3,298
Amortization of prior service cost	146	191	(181)
Amortization of net loss	447	248	185
Total	(6,558)	(2,283)	3,302
Total other comprehensive (loss) income	(22,885)	4,015	3,602
Total comprehensive income	$238,543	$165,922	$171,748

See accompanying notes to consolidated financial statements.

71	2018 Form 10-K

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2015	$111,590	253,788	$88,626	$1,927,399	$125,171	$(45,695)	$—	$2,207,091
Net income	—	—	—	—	168,146	—	—	168,146
Other comprehensive income, net of tax	—	—	—	—	—	3,602	—	3,602
Cash dividends declared on preferred stock	—	—	—	—	(7,188)	—	—	(7,188)
Cash dividends declared on common stock	—	—	—	—	(113,212)	—	—	(113,212)
Effect of stock incentive plan, net	—	57	365	10,737	(143)	—	(3,894)	7,065
Common stock issued	—	9,794	3,362	106,265	(20)	—	2,045	111,652
Balance - December 31, 2016	111,590	263,639	92,353	2,044,401	172,754	(42,093)	(1,849)	2,377,156
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	—	7,927	(7,927)	—	—
Net income	—	—	—	—	161,907	—	—	161,907
Other comprehensive income, net of tax	—	—	—	—	—	4,015	—	4,015
Preferred stock issued	98,101	—	—	—	—	—	—	98,101
Cash dividends declared on preferred stock	—	—	—	—	(9,449)	—	—	(9,449)
Cash dividends declared on common stock	—	—	—	—	(116,332)	—	—	(116,332)
Effect of stock incentive plan, net	—	117	229	11,297	(18)	—	(1,948)	9,560
Common stock issued	—	713	145	4,658	(56)	—	3,460	8,207
Balance - December 31, 2017	209,691	264,469	92,727	2,060,356	216,733	(46,005)	(337)	2,533,165
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	480	(480)	—	—
Reclassification due to the adoption of ASU No. 2017-12	—	—	—	—	61	(61)	—	—
Adjustment due to the adoption of ASU No. 2016-16	—	—	—	—	(17,611)	—	—	(17,611)
Balance - January 1, 2018	209,691	264,469	92,727	2,060,356	199,663	(46,546)	(337)	2,305,863
Net income	—	—	—	—	261,428	—	—	261,428
Other comprehensive loss, net of tax	—	—	—	—	—	(22,885)	—	(22,885)
Cash dividends declared on preferred stock	—	—	—	—	(12,688)	—	—	(12,688)
Cash dividends declared on common stock	—	—	—	—	(146,346)	—	—	(146,346)
Effect of stock incentive plan, net	—	1,955	771	21,022	(2,415)	—	(2,198)	17,180
Common stock issued	—	65,007	22,742	715,121	—	—	348	738,211
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454

See accompanying notes to consolidated financial statements.

2018 Form 10-K	72

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$261,428	$161,907	$168,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,554	24,845	24,431
Stock-based compensation	19,472	12,204	10,032
Provision for credit losses	32,501	9,942	11,869
Net amortization of premiums and accretion of discounts on securities and borrowings	38,454	46,346	24,310
Amortization of other intangible assets	18,416	10,016	11,327
Losses (gains) on securities transactions, net	2,342	20	(777)
Proceeds from sales of loans held for sale	687,983	813,855	572,439
Gains on sales of loans, net	(20,515)	(20,814)	(22,030)
Originations of loans held for sale	(406,087)	(444,290)	(425,713)
Losses (gains) on sales of assets, net	2,402	95	(1,358)
Net deferred income tax (benefit) expense	(11,780)	76,848	27,154
Net change in:
Fair value of borrowings hedged by derivative transactions	—	—	6,158
Cash surrender value of bank owned life insurance	(8,691)	(7,338)	(6,694)
Accrued interest receivable	(9,183)	(7,174)	(3,262)
Other assets	(33,145)	(57,353)	47,458
Accrued expenses and other liabilities	(7,562)	121	(24,313)
Net cash provided by operating activities	593,589	619,230	419,177
Cash flows from investing activities:
Net loan originations and purchases	(3,257,939)	(1,418,073)	(1,379,431)
Investment securities held to maturity:
Purchases	(264,721)	(220,356)	(669,157)
Maturities, calls and principal repayments	241,077	290,929	325,766
Investment securities available for sale:
Purchases	(289,554)	(411,788)	(679,530)
Sales	44,377	2,727	4,782
Maturities, calls and principal repayments	255,031	204,684	867,998
Death benefit proceeds from bank owned life insurance	4,220	13,089	2,406
Proceeds from sales of real estate property and equipment	7,786	9,357	20,560
Purchases of real estate property and equipment	(26,440)	(18,117)	(20,707)
Cash and cash equivalents acquired in acquisitions	156,612	—	—
Net cash used in investing activities	$(3,129,551)	$(1,547,548)	$(1,527,313)

73	2018 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$2,734,669	$422,754	$1,477,157
Net change in short-term borrowings	720,307	(332,332)	3,969
Proceeds from issuance of long-term borrowings, net	—	1,065,000	385,000
Repayments of long-term borrowings	(750,682)	(185,000)	(769,182)
Proceeds from issuance of preferred stock, net	—	98,101	—
Cash dividends paid to preferred shareholders	(15,859)	(6,277)	(7,188)
Cash dividends paid to common shareholders	(138,857)	(115,881)	(111,813)
Purchase of common shares to treasury	(3,801)	(2,645)	(3,191)
Common stock issued, net	2,704	8,207	112,085
Net cash provided by financing activities	2,548,481	951,927	1,086,837
Net change in cash and cash equivalents	12,519	23,609	(21,299)
Cash and cash equivalents at beginning of year	416,110	392,501	413,800
Cash and cash equivalents at end of year	$428,629	$416,110	$392,501

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$290,444	$170,614	$151,209
Federal and state income taxes	53,587	29,013	26,564

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$743	$7,301	$8,089
Loans transferred to loans held for sale	289,633	313,201	174,501
Acquisition:
Non-cash assets acquired:
Investment securities held to maturity	$214,217	$—	$—
Investment securities available for sale	308,385	—	—
Loans	3,736,984	—	—
Premises and equipment	62,066	—	—
Bank owned life insurance	49,052	—	—
Accrued interest receivable	12,123	—	—
Goodwill	394,028	—	—
Other intangible assets	45,906	—	—
Other assets	100,059	—	—
Total non-cash assets acquired	$4,922,820	$—	$—
Liabilities assumed:
Deposits	$3,564,843	$—	$—
Short-term borrowings	649,979	—	—
Long-term borrowings	87,283	—	—
Junior subordinated debentures issued to capital trusts	13,249	—	—
Accrued expenses and other liabilities	26,848	—	—
Total liabilities assumed	$4,342,202	$—	$—
Net non-cash assets acquired	$580,618	$—	$—
Net cash and cash equivalents acquired in acquisition	$156,612	$—	$—
Common stock issued in acquisition	$737,230	$—	$—
See accompanying notes to consolidated financial statements.

2018 Form 10-K	74

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
Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include, but are not limited to:

•	an insurance agency offering property and casualty, life and health insurance;

•	an asset management adviser that is a registered investment adviser with Securities and Exchange Commission (SEC);

•	title insurance agencies in New York with services in New Jersey;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
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
In preparing the consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses, purchased credit-impaired loans, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.
Effective January 1, 2018, Valley acquired USAmeriBancorp, Inc. and its wholly-owned subsidiary, USAmeriBank. See Note 2 for further details regarding this acquisition.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $120.7 million and $122.0 million at December 31, 2018 and 2017, respectively.

75	2018 Form 10-K

Investment Securities
Investment securities are classified at the time of purchase based on management’s intention, as securities held-to-maturity or securities available-for-sale.  Investment securities classified as held-to-maturity are those that management has the positive intent and ability to hold until maturity.  Investment securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments, or to call date if the security was purchased at premium. Investment securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Realized gains or losses on the available-for-sale securities are recognized by the specific identification method and are included in net gains on securities transactions. Security transactions are recorded on a trade-date basis. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets.
Quarterly, Valley evaluates its investment securities classified as held to maturity and available for sale for other-than-temporary impairment. Valley's evaluation of other-than-temporary impairment considers factors that include, among others, the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility; and the severity and duration of the decline. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current and/or future contractual cash flows have been or may be impaired. Valley also assesses the intent and ability to hold the securities (as well as the likelihood of a near-term recovery), and the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. In assessing the level of other-than-temporary impairment attributable to credit loss, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  If a determination is made that a debt security is other-than-temporarily impaired, Valley will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during 2018, 2017 and 2016. See the “Other-Than-Temporary Impairment Analysis” section of Note 4 for further discussion.
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
Loans Held for Sale
Loans held for sale generally consist of residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument-by-instrument basis as permitted by the fair value option election under U.S. GAAP. Changes in fair value are recognized in non-interest income in the accompanying consolidated statements of income as a component of net gains on sales of loans. Origination fees and costs related to loans originated for sale (and carried at fair value) are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.
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

2018 Form 10-K	76

Purchased Credit-Impaired Loans
Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio primarily consists of loans acquired in business combinations subsequent to 2011 and $27.6 million of mainly residential mortgage loans subject to loss sharing agreements (referred to as "covered loans") with the FDIC. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Interest income on PCI loans has been accounted for based on the acquired loans’ expected cash flows. The PCI loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.
The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). Valley had no allowance reserves related to PCI loans at December 31, 2018 and 2017.
On a quarterly basis, the Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for the underlying loans of each PCI loan pool. These evaluations require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans and the FDIC loss-share receivable, if applicable, is prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to non-interest income. See Note 5 for additional information.
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
The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-PCI loan portfolio and off-balance sheet unfunded letters of credit, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, Valley had no allowance reserves related to PCI loans at December 31, 2018 and 2017. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, estimating the appropriate loss look-back and loss emergence periods related to historical losses for each loan segment, providing specific reserves on impaired loans, and assigning incremental reserves where necessary based upon qualitative and economic outlook factors including numerous variables, such as the nature and trends of recent loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.
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

77	2018 Form 10-K

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Collateral dependent impaired loan balances are written down to the estimated current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of all principal and interest is doubtful. Cash collections from non-accrual loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. Residential mortgage loans and consumer loans usually consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.
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

2018 Form 10-K	78

independent investment firm. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell), and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO totaled $9.5 million and $9.8 million at December 31, 2018 and 2017, respectively. OREO included foreclosed residential real estate properties totaling $852 thousand and $7.3 million at December 31, 2018 and 2017, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million and $3.8 million at December 31, 2018 and 2017, respectively.
Goodwill
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill is not amortized and is subject to an annual assessment for impairment. Currently, the goodwill impairment analysis is generally a two-step test. However, Valley may choose to perform an optional qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for one or more units in future periods. During 2018 and 2017, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units.
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
Other Intangible Assets
Other intangible assets primarily consist of loan servicing rights (largely generated from loan servicing retained by the Bank on residential mortgage loan originations sold in the secondary market to government sponsored enterprises), core deposits (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) and customer lists obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value of the asset and its carrying amount. See further details regarding loan servicing rights below.
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

79	2018 Form 10-K

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
Revenue Recognition
On January 1, 2018, Valley adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and subsequent related updates that modify the guidance used to recognize revenue from contracts with customers for transfers of goods and services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. The adoption did not materially change Valley's recognition of revenues within the scope of Accounting Standards Codification (ASC) Topic 606. Valley's revenue contracts generally have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable, or distinct from other obligations within the contracts. Valley does not have a material amount of long-term customer agreements that include multiple performance obligations requiring price allocation and differences in the timing of revenue recognition. Valley has no customer contracts with variable fee agreements based upon performance.
The following revenues, reported separately within total non-interest income on the consolidated statements of income, are within the scope of ASC Topic 606:
Trust and investment services. Trust and investments services include fees from investment management, investment advisory, trust, custody and other products. Trust and investment management fee income is primarily from client assets under management (AUM) for which the fees are determined based upon a tiered scale relative to the market value of the AUM. The revenue from trust and investment services is typically earned over the service period specified in the contract.
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

2018 Form 10-K	80

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands, except for share data)
Net income available to common shareholders	$248,740	$152,458	$160,958
Basic weighted-average number of common shares outstanding	331,258,964	264,038,123	254,841,571
Plus: Common stock equivalents	1,434,754	850,884	426,765
Diluted weighted-average number of common shares outstanding	332,693,718	264,889,007	255,268,336
Earnings per common share:
Basic	$0.75	$0.58	$0.63
Diluted	0.75	0.58	0.63
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of performance-based restricted stock units, common stock options and warrants to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Average outstanding anti-dilutive warrants and, to a lesser extent, common stock options equaled approximately 2.1 million, 3.1 million, and 4.0 million of common shares for the years ended December 31, 2018, 2017 and 2016, respectively. All of the outstanding warrants expired unexercised in the fourth quarter of 2018. See Note 18 for details.

81	2018 Form 10-K

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
Derivative Instruments and Hedging Activities
As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in cash flows or fair values caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to manage its exposure to interest rate movements related to a service for commercial lending customers, risk participation agreements sharing the risk of default on the interest rate swaps for certain purchased or sold loan participations, mortgage banking activities consisting of customer interest rate lock commitments and forward contracts to sell residential mortgage loans, and hybrid instruments, consisting of market linked certificates of deposit with an embedded swap contract. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in cash flows or fair value of the derivative hedging instrument with the changes in cash flows or fair value of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the subsequent change in fair value of such instrument is charged directly to earnings. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Valley calculates the credit valuation adjustments to the fair value of derivatives designated as fair value hedges on a net basis by counterparty portfolio, as an accounting policy election under the provisions of ASU No. 2011-04.
New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2018
ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" eliminates, amends and adds disclosure requirements for fair value measurements. In addition, the amendments eliminate the term "at a minimum" from the disclosure requirements under Topic 820 to promote an appropriate exercise of discretion to consider materiality when evaluating required disclosures. ASU No. 2018-13, issued in August 2018, is effective for all entities for reporting periods beginning January 1, 2020 with early adoption permitted. Early adoption is allowed for any period for which the financial statements have not been issued yet or have not been made available for issuance. As a result, Valley elected to early adopt ASU No. 2018-13 during the third quarter of 2018. The adoption resulted in the removal of the Level 3 assets roll-forward and qualitative and quantitative disclosures regarding valuation techniques and unobservable inputs used to measure the fair value of Level 3 assets previously presented in Note 3 due to the immaterial amount of such assets (which were also subsequently sold during the fourth quarter of 2018).
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

2018 Form 10-K	82

interim reporting periods beginning January 1, 2018. The adoption of ASU No. 2017-12 required a modified retrospective method to be used by Valley and resulted in an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2018 to eliminate the separate measurement of ineffectiveness from accumulated comprehensive income (see Note 19).
ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" requires service cost to be reported in the same financial statement line item(s) as other current employee compensation costs. All other components of expense must be presented separately from service cost, and outside any subtotal of income from operations. Only the service cost component of expense is eligible to be capitalized. ASU No. 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. ASU No. 2017-07 was effective for Valley for its annual and interim reporting periods beginning January 1, 2018. ASU No. 2017-07 did not have a significant impact on the presentation of Valley's consolidated financial statements.
ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory”. Under previous U.S. GAAP, the tax effects of intercompany sales were deferred until the transferred asset is sold to a third party or otherwise recovered through amortization. This was an exception to the accounting for income taxes that generally requires recognition of current and deferred income taxes. Effective January 1, 2018, ASU No. 2016-16 eliminated the exception for intercompany sales of assets. ASU No. 2016-16 was applied using the modified retrospective method, and, as a result, Valley recorded a $17.6 million cumulative effect adjustment that reduced retained earnings effective January 1, 2018 to record net deferred tax liabilities related to pre-existing transactions.
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
ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” requires that: (i) equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income, (ii) equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment with changes in value under either of these methods recognized in net income, (iii) entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value caused by a change in instrument-specific credit risk in other comprehensive income, (iv) entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities, and (v) entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU No. 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet (see Note 3). ASU No. 2016-01 was effective for Valley for reporting periods beginning January 1, 2018 and did not have a material effect on Valley’s consolidated financial statements.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and subsequent related updates modify the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. The updates also require new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP. Valley adopted the guidance on January 1, 2018 using the modified retrospective method, however, Valley did not record a cumulative-effect adjustment to opening retained earnings at the adoption date because it found no material changes related to the timing or amount of revenue recognition. Consequently, the new revenue recognition standard did not have a material impact on Valley’s consolidated financial statements. Valley has also concluded that additional disaggregation of revenue categories that are within the scope of the new guidance is not necessary. See the "Revenue Recognition" section of Note 1 above for additional information.
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

83	2018 Form 10-K

determine which implementation costs are eligible to be capitalized based on the project stage and nature of the cost. The expense should be presented in the same income statement line item as the fees associated with the cloud computing arrangement. ASU No. 2018-15 will be effective for public entities' annual and interim reporting periods beginning January 1, 2020 with early adoption permitted. ASU No. 2018-15 should be applied either retrospectively or prospectively. However, prospective transition would be applied to any eligible costs incurred on or after the adoption date related to arrangements entered into before and after the adoption date. During the fourth quarter of 2018, Valley adopted ASU No. 2018-15 on a prospective basis. The adoption of ASU No. 2018-15 did not have a significant impact on Valley's consolidated financial statements.
New Accounting Guidance to be Adopted in the First Quarter of 2019
ASU No. 2016-02, “Leases (Topic 842)” and subsequent related updates require lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires lessees to recognize a right of use (ROU) asset and related lease liability for all leases with a term longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Leases will continue to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 became effective for Valley for reporting periods after January 1, 2019 and it had a material effect on our financial statements related to the recognition of new ROU assets and lease liabilities and significant new disclosures about leasing activities. The new standard also provides several optional practical expedients in transition and accounting policy elections. Valley elected the "package of practical expedients," the practical expedient to not separate lease and non-lease components, and the short-term lease recognition exemption accounting policy election.
Valley initially applied Topic 842 at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019 under the new optional transition method provided by ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements". Upon adoption, Valley recorded a right of use asset of approximately $216 million (net of the reversal of the current deferred rent liability) and lease obligation of approximately $241 million as of January 1, 2019. The recognized right of use asset is expected to negatively impact total risk-based capital by approximately 10 to 12 basis points and tier 1 capital by approximately 7 to 9 basis points during the first quarter of 2019. Valley applied the hindsight practical expedient and concluded that several lease terms should be reduced. As a result, Valley will adjust the initial recognition of the carrying amount of ROU asset and lease obligation and record an adjustment to the opening balance of retained earnings as of January 1, 2019 totaling $6.2 million. The comparative prior periods reported in the financial statements in the period of adoption will continue to be presented in accordance with current GAAP in Topic 840.
ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" shortens the amortization period for certain callable debt securities held at a premium. ASU No. 2017-08 requires the premium to be amortized to the earliest call date. The accounting for securities held at a discount does not change and the discount continues to be amortized as an adjustment to yield over the contractual life (to maturity) of the instrument. ASU No. 2017-08 is effective for Valley for the annual and interim reporting periods beginning January 1, 2019 with early adoption permitted, and is to be applied using the modified retrospective method. Additionally, in the period of adoption, entities should provide disclosures about a change in accounting principle. ASU No. 2017-08 will not have a significant impact on Valley's consolidated financial statements.
New Accounting Guidance Not Yet Adopted

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

2018 Form 10-K	84

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
BUSINESS COMBINATIONS (Note 2)

USAmeriBancorp, Inc.
On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, after purchase accounting adjustments, and maintained a branch network of 29 offices at December 31, 2018. The acquisition represents a significant addition to Valley’s Florida presence, primarily in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they own. The total consideration for the acquisition was approximately $737 million, consisting of 64.9 million shares of Valley common stock and the outstanding USAB stock-based awards.
Merger expenses totaled $17.4 million for the year ended December 31, 2018, which primarily related to salary and employee benefits and other expenses are included in non-interest expense on the consolidated statements of income.

85	2018 Form 10-K

The following table sets forth assets acquired, and liabilities assumed in the USAB acquisition, at their estimated fair values as of the closing date of the transaction:

January 1, 2018
(in thousands)
Assets acquired:
Cash and cash equivalents	$156,612
Investment securities held to maturity	214,217
Investment securities available for sale	308,385
Loans	3,736,984
Premises and equipment	62,066
Bank owned life insurance	49,052
Accrued interest receivable	12,123
Goodwill	394,028
Other intangible assets	45,906
Other assets:
Deferred taxes	10,623
Other real estate owned	4,073
FHLB and FRB stock	38,809
Tax credit investments	20,138
Other	26,416
Total other assets	100,059
Total assets acquired	$5,079,432
Liabilities assumed:
Deposits:
Non-interest bearing	$887,083
Savings, NOW and money market	1,678,115
Time	999,645
Total deposits	3,564,843
Short-term borrowings	649,979
Long-term borrowings	87,283
Junior subordinated debentures issued to capital trusts	13,249
Accrued expenses and other liabilities	26,848
Total liabilities assumed	$4,342,202
Common stock issued in acquisition	$737,230

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. Valley revised the estimated fair values of the acquired assets as of the acquisition date due to additional acquisition date information obtained during the second half of 2018. The adjustments related to the fair value of certain purchased credit-impaired (PCI) loans and deferred tax assets which, on a combined basis, resulted in a $5.8 million net increase in goodwill (see Note 8 for amount of goodwill as allocated to Valley's business segments).

2018 Form 10-K	86

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

The difference between the fair value and the expected cash flows from the acquired loans will be accreted to interest income over the remaining term of the loans in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” See Note 5 for further details.

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

Long-term borrowings. The fair values of long-term borrowings consisting of subordinated notes and FHLB advances were estimated by discounting the estimated future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities. See Note 10 for further details.

87	2018 Form 10-K

Junior subordinated debentures issued to capital trusts. There is no active market for the trust preferred securities issued by Aliant Statutory Trust II; therefore, the fair value of junior subordinated debentures was estimated utilizing the income approach. Valuation methods under the income approach include those methods that provide for the direct capitalization of earnings estimates, as well as valuation methods calling for the forecasting of future benefits (earnings or cash flows) and then discounting those benefits to the present at an appropriate discount rate. Under the income approach, the expected cash flows over the remaining estimated life were discounted to the present at an appropriate discount rate. See Note 11 for further details.
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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

2018 Form 10-K	88

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2018 and 2017. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,306	$49,306	$—	$—
U.S. government agency securities	36,277	—	36,277	—
Obligations of states and political subdivisions	197,092	—	197,092	—
Residential mortgage-backed securities	1,429,782	—	1,429,782	—
Corporate and other debt securities	37,087	—	37,087	—
Total available for sale	1,749,544	49,306	1,700,238	—
Loans held for sale (1)	35,155	—	35,155	—
Other assets (2)	48,979	—	48,979	—
Total assets	$1,833,678	$49,306	$1,784,372	$—
Liabilities
Other liabilities (2)	$23,681	$—	$23,681	$—
Total liabilities	$23,681	$—	$23,681	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$45,245	$—	$—	$45,245
Loan servicing rights	273	—	—	273
Foreclosed assets	5,673	—	—	5,673
Total	$51,191	$—	$—	$51,191

89	2018 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $34.6 million and $14.8 million at December 31, 2018 and 2017, respectively.

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

2018 Form 10-K	90

For certain private mortgage-backed securities reported at December 31, 2017, Valley prepared present value cash flow models derived from unobservable market information (Level 3 inputs). During the fourth quarter of 2018, Valley sold all of the its Level 3 available for sale securities, including 4 private label mortgage-backed securities.
Loans held for sale.  Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2018 and 2017 based on the short duration these assets were held and the credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2018 and 2017), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2018 and 2017.

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
Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2018, certain appraisals may be discounted based on specific market data by location and property type. During 2018 and 2017, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $638 thousand and $2.1 million for the years ended December 31, 2018 and 2017, respectively. These collateral dependent impaired loans with a total recorded investment of $73.7 million and $57.5 million at December 31, 2018 and 2017, respectively, were reduced by specific valuation allowance allocations totaling $28.5 million and $9.1 million to a reported total net carrying amount of $45.2 million and $48.4 million at December 31, 2018 and 2017, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2018, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 24 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $388 thousand and $429 thousand the years ended December 31, 2018 and 2017, respectively.
Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. There were no adjustments to the appraisals of foreclosed assets at December 31, 2018. During the years ended December 31, 2018 and 2017, foreclosed assets measured at fair value upon initial recognition or subsequent re-measurement totaled $5.7 million and $3.5 million, respectively. The charge-offs of foreclosed assets to the allowance for loan losses totaled $2.0 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in losses of $390 thousand, $361 thousand and $1.0 million included in non-interest expense for the years ended December 31, 2018, 2017 and 2016, respectively.

91	2018 Form 10-K

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
The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2018 and 2017 were as follows:

		December 31,
		2018		2017
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$251,541	$251,541	$234,310	$234,310
Interest bearing deposits with banks	Level 1	177,088	177,088	172,800	172,800
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,517	142,049	138,676	145,257
U.S. government agency securities	Level 2	8,721	8,641	9,859	9,981
Obligations of states and political subdivisions	Level 2	585,656	586,033	465,878	477,479
Residential mortgage-backed securities	Level 2	1,266,770	1,235,605	1,131,945	1,118,044
Trust preferred securities	Level 2	37,332	31,486	49,824	40,088
Corporate and other debt securities	Level 2	31,250	31,129	46,509	46,771
Total investment securities held to maturity		2,068,246	2,034,943	1,842,691	1,837,620
Net loans	Level 3	24,883,610	24,068,755	18,210,724	17,562,153
Accrued interest receivable	Level 1	95,296	95,296	73,990	73,990
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	232,080	232,080	178,668	178,668
Financial liabilities
Deposits without stated maturities	Level 1	17,388,990	17,388,990	14,589,941	14,589,941
Deposits with stated maturities	Level 2	7,063,984	7,005,573	3,563,521	3,465,373
Short-term borrowings	Level 1	2,118,914	2,091,892	748,628	679,316
Long-term borrowings	Level 2	1,654,268	1,751,194	2,315,819	2,453,797
Junior subordinated debentures issued to capital trusts	Level 2	55,370	55,692	41,774	37,289
Accrued interest payable (2)	Level 1	25,762	25,762	14,161	14,161

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

2018 Form 10-K	92

INVESTMENT SECURITIES (Note 4)

Held to Maturity
The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2018 and 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2018
U.S. Treasury securities	$138,517	$3,532	$—	$142,049
U.S. government agency securities	8,721	55	(135)	8,641
Obligations of states and political subdivisions:
Obligations of states and state agencies	341,702	4,332	(5,735)	340,299
Municipal bonds	243,954	3,141	(1,361)	245,734
Total obligations of states and political subdivisions	585,656	7,473	(7,096)	586,033
Residential mortgage-backed securities	1,266,770	3,203	(34,368)	1,235,605
Trust preferred securities	37,332	77	(5,923)	31,486
Corporate and other debt securities	31,250	96	(217)	31,129
Total investment securities held to maturity	$2,068,246	$14,436	$(47,739)	$2,034,943
December 31, 2017
U.S. Treasury securities	$138,676	$6,581	$—	$145,257
U.S. government agency securities	9,859	122	—	9,981
Obligations of states and political subdivisions:
Obligations of states and state agencies	244,272	7,083	(1,653)	249,702
Municipal bonds	221,606	6,199	(28)	227,777
Total obligations of states and political subdivisions	465,878	13,282	(1,681)	477,479
Residential mortgage-backed securities	1,131,945	4,842	(18,743)	1,118,044
Trust preferred securities	49,824	60	(9,796)	40,088
Corporate and other debt securities	46,509	532	(270)	46,771
Total investment securities held to maturity	$1,842,691	$25,419	$(30,490)	$1,837,620

93	2018 Form 10-K

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2018 and 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2018
U.S. government agency securities	$—	$—	$6,074	$(135)	$6,074	$(135)
Obligations of states and political subdivisions:
Obligations of states and state agencies	16,098	(266)	138,437	(5,469)	154,535	(5,735)
Municipal bonds	3,335	(37)	60,078	(1,324)	63,413	(1,361)
Total obligations of states and political subdivisions	19,433	(303)	198,515	(6,793)	217,948	(7,096)
Residential mortgage-backed securities	72,240	(852)	846,671	(33,516)	918,911	(34,368)
Trust preferred securities	—	—	30,055	(5,923)	30,055	(5,923)
Corporate and other debt securities	9,948	(52)	4,835	(165)	14,783	(217)
Total	$101,621	$(1,207)	$1,086,150	$(46,532)	$1,187,771	$(47,739)
December 31, 2017
Obligations of states and political subdivisions:
Obligations of states and state agencies	$6,342	$(50)	$53,034	$(1,603)	$59,376	$(1,653)
Municipal bonds	4,644	(25)	561	(3)	5,205	(28)
Total obligations of states and political subdivisions	10,986	(75)	53,595	(1,606)	64,581	(1,681)
Residential mortgage-backed securities	344,216	(2,357)	570,969	(16,386)	915,185	(18,743)
Trust preferred securities	—	—	38,674	(9,796)	38,674	(9,796)
Corporate and other debt securities	9,980	(270)	—	—	9,980	(270)
Total	$365,182	$(2,702)	$663,238	$(27,788)	$1,028,420	$(30,490)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads), and in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2018 was 378 as compared to 152 at December 31, 2017.
The unrealized losses existing for more than twelve months within the residential mortgage-backed securities category of the held to maturity portfolio at December 31, 2018 mostly related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at December 31, 2018 primarily related to four non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2018.
As of December 31, 2018, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.3 billion.
The contractual maturities of investments in debt securities held to maturity at December 31, 2018 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages

2018 Form 10-K	94

underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$21,418	$21,459
Due after one year through five years	274,389	278,051
Due after five years through ten years	260,835	267,813
Due after ten years	244,834	232,015
Residential mortgage-backed securities	1,266,770	1,235,605
Total investment securities held to maturity	$2,068,246	$2,034,943
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.7 years at December 31, 2018.
Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2018 and 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2018
U.S. Treasury securities	$50,975	$—	$(1,669)	$49,306
U.S. government agency securities	36,844	71	(638)	36,277
Obligations of states and political subdivisions:
Obligations of states and state agencies	100,777	18	(3,682)	97,113
Municipal bonds	101,207	209	(1,437)	99,979
Total obligations of states and political subdivisions	201,984	227	(5,119)	197,092
Residential mortgage-backed securities	1,469,059	1,484	(40,761)	1,429,782
Corporate and other debt securities	37,542	213	(668)	37,087
Total investment securities available for sale	$1,796,404	$1,995	$(48,855)	$1,749,544
December 31, 2017
U.S. Treasury securities	$50,997	$—	$(1,355)	$49,642
U.S. government agency securities	42,384	158	(37)	42,505
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,435	158	(374)	38,219
Municipal bonds	74,752	477	(564)	74,665
Total obligations of states and political subdivisions	113,187	635	(938)	112,884
Residential mortgage-backed securities	1,239,534	2,423	(18,662)	1,223,295
Trust preferred securities	3,726	—	(512)	3,214
Corporate and other debt securities	50,701	623	(160)	51,164
Equity securities	10,505	1,190	(494)	11,201
Total investment securities available for sale	$1,511,034	$5,029	$(22,158)	$1,493,905

95	2018 Form 10-K

The age of unrealized losses and fair value of related securities available for sale at December 31, 2018 and 2017 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2018
U.S. Treasury securities	$—	$—	$49,306	$(1,669)	$49,306	$(1,669)
U.S. government agency securities	2,120	(20)	26,775	(618)	28,895	(638)
Obligations of states and political subdivisions:
Obligations of states and state agencies	17,560	(95)	75,718	(3,587)	93,278	(3,682)
Municipal bonds	5,018	(106)	70,286	(1,331)	75,304	(1,437)
Total obligations of states and political subdivisions	22,578	(201)	146,004	(4,918)	168,582	(5,119)
Residential mortgage-backed securities	119,645	(668)	1,221,942	(40,093)	1,341,587	(40,761)
Corporate and other debt securities	12,339	(161)	12,397	(507)	24,736	(668)
Total	$156,682	$(1,050)	$1,456,424	$(47,805)	$1,613,106	$(48,855)
December 31, 2017
U.S. Treasury securities	$916	$(2)	$48,726	$(1,353)	$49,642	$(1,355)
U.S. government agency securities	31,177	(37)	—	—	31,177	(37)
Obligations of states and political subdivisions:
Obligations of states and state agencies	13,337	(131)	7,792	(243)	21,129	(374)
Municipal bonds	31,669	(256)	12,133	(308)	43,802	(564)
Total obligations of states and political subdivisions	45,006	(387)	19,925	(551)	64,931	(938)
Residential mortgage-backed securities	406,940	(2,461)	599,167	(16,201)	1,006,107	(18,662)
Trust preferred securities	—	—	3,214	(512)	3,214	(512)
Corporate and other debt securities	5,855	(45)	15,115	(115)	20,970	(160)
Equity securities	—	—	5,150	(494)	5,150	(494)
Total	$489,894	$(2,932)	$691,297	$(19,226)	$1,181,191	$(22,158)
The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2018 was 545 as compared to 327 at December 31, 2017.
The unrealized losses more than twelve months for the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2018 largely related to several investment grade securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.
As of December 31, 2018, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

2018 Form 10-K	96

The contractual maturities of investments securities available for sale at December 31, 2018 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$4,666	$4,643
Due after one year through five years	125,825	123,051
Due after five years through ten years	78,305	76,640
Due after ten years	118,549	115,428
Residential mortgage-backed securities	1,469,059	1,429,782
Total investment securities available for sale	$1,796,404	$1,749,544
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 7.8 years at December 31, 2018.
Other-Than-Temporary Impairment Analysis
Valley records impairment charges on its investment securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley's investment portfolios include trust preferred securities and corporate bonds (including some issued by banks). These investments may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers.
For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2018 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.
At December 31, 2018, approximately 40.6 percent of the $782.7 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, Utah, Texas, and Maryland. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to lesser extent, special revenue bonds which had an aggregated amortized cost and fair value of $198.8 million and $193.1 million, respectively, at December 31, 2018. Special revenue bonds were largely issued by the Utah and Minnesota and other state housing authorities, as well Port Authority of New York and New Jersey. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. Substantially all of these investments are investment grade. As of December 31, 2018, these securities are expected to perform in accordance with their contractual terms and, as a result, Valley expects to recover the entire amortized cost basis of these securities.
There were no other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2018 and 2017. Management does not believe that any individual unrealized loss as of December 31, 2018 included in the investment portfolio tables above represents other-than-temporary impairment as management mainly attributes the declines in fair value to

97	2018 Form 10-K

changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities.
Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(in thousands)
Sales transactions:
Gross gains	$1,769	$—	$271
Gross losses	(3,881)	(25)	(58)
	$(2,112)	$(25)	$213
Maturities and other securities transactions:
Gross gains	$42	$43	$615
Gross losses	(272)	(38)	(51)
	$(230)	$5	$564
(Losses) gains on securities transactions, net	$(2,342)	$(20)	$777

Net losses on sales transactions in 2018 (as presented in the table above) primarily related to the sales of equity securities previously classified as available for sale, certain municipal securities acquired from USAB and all of Valley's private label mortgage-backed securities classified as available for sale, including securities that were previously impaired.
LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2018 and 2017 was as follows:

	December 31, 2018			December 31, 2017
	Non-PCI Loans	PCI Loans*	Total	Non-PCI Loans	PCI Loans*	Total
	(in thousands)
Loans:
Commercial and industrial	$3,590,375	$740,657	$4,331,032	$2,549,065	$192,360	$2,741,425
Commercial real estate:
Commercial real estate	9,912,309	2,494,966	12,407,275	8,561,851	934,926	9,496,777
Construction	1,122,348	365,784	1,488,132	809,964	41,141	851,105
Total commercial real estate loans	11,034,657	2,860,750	13,895,407	9,371,815	976,067	10,347,882
Residential mortgage	3,682,984	428,416	4,111,400	2,717,744	141,291	2,859,035
Consumer:
Home equity	371,340	145,749	517,089	373,631	72,649	446,280
Automobile	1,319,206	365	1,319,571	1,208,804	98	1,208,902
Other consumer	846,821	14,149	860,970	723,306	4,750	728,056
Total consumer loans	2,537,367	160,263	2,697,630	2,305,741	77,497	2,383,238
Total loans	$20,845,383	$4,190,086	$25,035,469	$16,944,365	$1,387,215	$18,331,580

*	PCI loans include covered loans (mostly consisting of residential mortgage loans) totaling $27.6 million and $38.7 million at December 31, 2018 and 2017, respectively.

Total loans (excluding PCI covered loans) include net of unearned premiums and deferred loan costs totaling $21.5 million and $22.2 million at December 31, 2018 and 2017, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $4.4 billion and $1.5 billion at December 31, 2018 and 2017, respectively.

2018 Form 10-K	98

Valley transferred $289.6 million and $313.2 million of residential mortgage loans from the loan portfolio to loans held for sale in 2018 and 2017, respectively. Exclusive of such transfers, there were no other sales or transfers of loans from the held for investment portfolio during 2018 and 2017.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the USAB acquisition as of January 1, 2018 (See Note 2 for more details):

January 1, 2018
(in thousands)
Contractually required principal and interest	$4,398,687
Contractual cash flows not expected to be collected (non-accretable difference)	(101,796)
Expected cash flows to be collected	4,296,891
Interest component of expected cash flows (accretable yield)	(559,907)
Fair value of acquired loans	$3,736,984

The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Balance, beginning of period	$282,009	$294,514
Acquisition	559,907	—
Accretion	(235,741)	(89,770)
Net increase in expected cash flows	269,783	77,265
Balance, end of period	$875,958	$282,009
The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net increase in the expected cash flows totaling approximately $269.8 million for the year ended December 31, 2018 was largely due to higher interest rates and increased construction loan balances (mainly acquired from USAB) captured in the cash flow reforecast in the fourth quarter of 2018. The net increase in the expected cash flows totaling approximately $77.3 million for the year ended December 31, 2017 was largely due to a decrease in the expected losses for certain PCI loan pools during the fourth quarter of 2017.
Related Party Loans
In the ordinary course of business, Valley has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. All loans to related parties are performing as of December 31, 2018.

99	2018 Form 10-K

The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2018:

2018
(in thousands)
Outstanding at beginning of year	$151,265
New loans and advances	86,837
Repayments	(23,994)
Outstanding at end of year	$214,108
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
Commercial and industrial loans.  A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $580.5 million and $401.8 million at December 31, 2018 and 2017, respectively.
The commercial portfolio also includes taxi medallion loans, most of which consist of loans to fleet owners of New City medallions. At December 31, 2018, the taxi medallion loans totaled $130.2 million and were classified as either substandard or doubtful loans. While most of the taxi medallion loans within the portfolio at December 31, 2018 are currently performing to their contractual terms, negative trends in the market valuations of the underlying taxi medallion collateral and a decline in borrower cash flows, among other factors, could impact the future performance of this portfolio.
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

2018 Form 10-K	100

Residential mortgages.  Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models are employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes mostly located in northern and central New Jersey, the New York City metropolitan area, and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in these regions. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property.
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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (mainly those secured by cash surrender value of life insurance), credit card loans and personal loans. Unsecured consumer loans totaled approximately $58.1 million and $18.1 million, including $10.4 million and $8.2 million of credit card loans, at December 31, 2018 and 2017, respectively. Valley believes the aggregate risk exposure to unsecured loans and lines of credit was not significant at December 31, 2018.
Credit Quality
The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2018 and 2017:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2018
Commercial and industrial	$13,085	$3,768	$6,156	$70,096	$93,105	$3,497,270	$3,590,375
Commercial real estate:
Commercial real estate	9,521	530	27	2,372	12,450	9,899,859	9,912,309
Construction	2,829	—	—	356	3,185	1,119,163	1,122,348
Total commercial real estate loans	12,350	530	27	2,728	15,635	11,019,022	11,034,657
Residential mortgage	16,576	2,458	1,288	12,917	33,239	3,649,745	3,682,984
Consumer loans:
Home equity	872	40	—	2,156	3,068	368,272	371,340
Automobile	7,973	1,299	308	80	9,660	1,309,546	1,319,206
Other consumer	895	47	33	419	1,394	845,427	846,821
Total consumer loans	9,740	1,386	341	2,655	14,122	2,523,245	2,537,367
Total	$51,751	$8,142	$7,812	$88,396	$156,101	$20,689,282	$20,845,383

101	2018 Form 10-K

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2017
Commercial and industrial	$3,650	$544	$—	$20,890	$25,084	$2,523,981	$2,549,065
Commercial real estate:
Commercial real estate	11,223	—	27	11,328	22,578	8,539,273	8,561,851
Construction	12,949	18,845	—	732	32,526	777,438	809,964
Total commercial real estate loans	24,172	18,845	27	12,060	55,104	9,316,711	9,371,815
Residential mortgage	12,669	7,903	2,779	12,405	35,756	2,681,988	2,717,744
Consumer loans:
Home equity	1,009	94	—	1,777	2,880	370,751	373,631
Automobile	5,707	987	271	73	7,038	1,201,766	1,208,804
Other consumer	1,693	118	13	20	1,844	721,462	723,306
Total consumer loans	8,409	1,199	284	1,870	11,762	2,293,979	2,305,741
Total	$48,900	$28,491	$3,090	$47,225	$127,706	$16,816,659	$16,944,365
If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $3.6 million, $2.5 million, and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively; none of these amounts were included in interest income during these periods.
Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

2018 Form 10-K	102

The following table presents information about impaired loans by loan portfolio class at December 31, 2018 and 2017:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2018
Commercial and industrial	$8,339	$89,513	$97,852	$104,007	$29,684
Commercial real estate:
Commercial real estate	16,732	25,606	42,338	44,337	2,615
Construction	803	457	1,260	1,260	13
Total commercial real estate loans	17,535	26,063	43,598	45,597	2,628
Residential mortgage	7,826	6,078	13,904	14,948	600
Consumer loans:
Home equity	125	1,146	1,271	1,366	113
Total consumer loans	125	1,146	1,271	1,366	113
Total	$33,825	$122,800	$156,625	$165,918	$33,025
December 31, 2017
Commercial and industrial	$9,946	$75,553	$85,499	$90,269	$11,044
Commercial real estate:
Commercial real estate	28,709	29,771	58,480	62,286	2,718
Construction	1,904	467	2,371	2,394	17
Total commercial real estate loans	30,613	30,238	60,851	64,680	2,735
Residential mortgage	5,654	8,402	14,056	15,332	718
Consumer loans:
Home equity	3,096	664	3,760	4,917	64
Total consumer loans	3,096	664	3,760	4,917	64
Total	$49,309	$114,857	$164,166	$175,198	$14,561
Interest income recognized on a cash basis for impaired loans classified as non-accrual was not material for the years ended December 31, 2018, 2017 and 2016.
The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$108,071	$1,822	$80,974	$1,459	$36,552	$1,045
Commercial real estate:
Commercial real estate	44,838	2,289	54,799	1,908	59,633	2,122
Construction	1,517	69	3,258	86	5,790	182
Total commercial real estate loans	46,355	2,358	58,057	1,994	65,423	2,304
Residential mortgage	15,384	506	15,451	760	21,340	874
Consumer loans:
Home equity	865	21	4,295	160	2,626	68
Total consumer loans	865	21	4,295	160	2,626	68
Total	$170,675	$4,707	$158,777	$4,373	$125,941	$4,291

103	2018 Form 10-K

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
Performing TDRs (not reported as non-accrual loans) totaled $77.2 million and $117.2 million as of December 31, 2018 and 2017, respectively. Non-performing TDRs totaled $55.0 million and $27.0 million as of December 31, 2018 and 2017, respectively.
The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2018 and 2017. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2018 and 2017, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
December 31, 2018
Commercial and industrial	25	$16,251	$15,105
Commercial real estate:
Commercial real estate	8	5,643	6,600
Construction	1	532	356
Total commercial real estate	9	6,175	6,956
Residential mortgage	8	1,500	1,461
Consumer	2	99	101
Total	44	$24,025	$23,623
December 31, 2017
Commercial and industrial	90	$75,894	$69,020
Commercial real estate:
Commercial real estate	6	23,781	23,548
Construction	3	1,188	932
Total commercial real estate	9	24,969	24,480
Residential mortgage	7	1,769	1,727
Total	106	$102,632	$95,227

The total TDRs presented in the table above had allocated specific reserves for loan losses that totaled $6.5 million and $8.7 million at December 31, 2018 and 2017, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. There were no loan charge-offs related to loans modified as TDRs during 2018 and 2017. At December 31, 2018, the commercial and industrial loan category in the above table largely consisted of non-performing and performing TDR taxi cab medallion loans classified as substandard and non-accrual doubtful loans.

2018 Form 10-K	104

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018		2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	10	$8,829	7	$5,841
Commercial real estate	—	—	1	165
Residential mortgage	3	490	5	1,125
Total	13	$9,319	13	$7,131
Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses, and, therefore, not presented in the table below. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories but pose weaknesses that deserve management’s close attention are deemed Special Mention. Loans rated as Pass do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.
The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2018 and 2017.

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2018
Commercial and industrial	$3,399,426	$31,996	$92,320	$66,633	$3,590,375
Commercial real estate	9,828,744	30,892	51,710	963	9,912,309
Construction	1,121,321	215	812	—	1,122,348
Total	$14,349,491	$63,103	$144,842	$67,596	$14,625,032
December 31, 2017
Commercial and industrial	$2,375,689	$62,071	$96,555	$14,750	$2,549,065
Commercial real estate	8,447,865	48,009	65,977	—	8,561,851
Construction	808,091	360	1,513	—	809,964
Total	$11,631,645	$110,440	$164,045	$14,750	$11,920,880
At December 31, 2018, the commercial and industrial loans rated substandard and doubtful in the above table included performing TDR taxi medallion loans and non-accrual taxi medallion loans, respectively.

105	2018 Form 10-K

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2018 and 2017:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2018
Residential mortgage	$3,670,067	$12,917	$3,682,984
Home equity	369,184	2,156	371,340
Automobile	1,319,126	80	1,319,206
Other consumer	846,402	419	846,821
Total	$6,204,779	$15,572	$6,220,351
December 31, 2017
Residential mortgage	$2,705,339	$12,405	$2,717,744
Home equity	371,854	1,777	373,631
Automobile	1,208,731	73	1,208,804
Other consumer	723,286	20	723,306
Total	$5,009,210	$14,275	$5,023,485

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2018 and 2017:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2018
Commercial and industrial	$710,045	$30,612	$740,657
Commercial real estate	2,478,990	15,976	2,494,966
Construction	364,815	969	365,784
Residential mortgage	421,609	6,807	428,416
Consumer	158,502	1,761	160,263
Total	$4,133,961	$56,125	$4,190,086
December 31, 2017
Commercial and industrial	$172,105	$20,255	$192,360
Commercial real estate	924,574	10,352	934,926
Construction	39,802	1,339	41,141
Residential mortgage	135,745	5,546	141,291
Consumer	76,901	596	77,497
Total	$1,349,127	$38,088	$1,387,215

2018 Form 10-K	106

ALLOWANCE FOR CREDIT LOSSES (Note 6)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at December 31, 2018 and 2017.
The following table summarizes the allowance for credit losses at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$151,859	$120,856
Allowance for unfunded letters of credit	4,436	3,596
Total allowance for credit losses	$156,295	$124,452
The following table summarizes the provision for credit losses for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$31,661	$8,531	$11,873
Provision for unfunded letters of credit	840	1,411	(4)
Total provision for credit losses	$32,501	$9,942	$11,869
The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(2,515)	(348)	(223)	(4,977)	(8,063)
Charged-off loans recovered	4,623	417	272	2,093	7,405
Net (charge-offs) recoveries	2,108	69	49	(2,884)	(658)
Provision for loan losses	31,616	(5,373)	1,387	4,031	31,661
Ending balance	$90,956	$49,650	$5,041	$6,212	$151,859
December 31, 2017
Allowance for loan losses:
Beginning balance	$50,820	$55,851	$3,702	$4,046	$114,419
Loans charged-off	(5,421)	(559)	(530)	(4,564)	(11,074)
Charged-off loans recovered	4,736	1,425	1,016	1,803	8,980
Net (charge-offs) recoveries	(685)	866	486	(2,761)	(2,094)
Provision for loan losses	7,097	(1,763)	(583)	3,780	8,531
Ending balance	$57,232	$54,954	$3,605	$5,065	$120,856

107	2018 Form 10-K

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2018 and 2017. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$29,684	$2,628	$600	$113	$33,025
Collectively evaluated for impairment	61,272	47,022	4,441	6,099	118,834
Total	$90,956	$49,650	$5,041	$6,212	$151,859
Loans:
Individually evaluated for impairment	$97,852	$43,598	$13,904	$1,271	$156,625
Collectively evaluated for impairment	3,492,523	10,991,059	3,669,080	2,536,096	20,688,758
Loans acquired with discounts related to credit quality	740,657	2,860,750	428,416	160,263	4,190,086
Total	$4,331,032	$13,895,407	$4,111,400	$2,697,630	$25,035,469
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$11,044	$2,735	$718	$64	$14,561
Collectively evaluated for impairment	46,188	52,219	2,887	5,001	106,295
Total	$57,232	$54,954	$3,605	$5,065	$120,856
Loans:
Individually evaluated for impairment	$85,499	$60,851	$14,056	$3,760	$164,166
Collectively evaluated for impairment	2,463,566	9,310,964	2,703,688	2,301,981	16,780,199
Loans acquired with discounts related to credit quality	192,360	976,067	141,291	77,497	1,387,215
Total	$2,741,425	$10,347,882	$2,859,035	$2,383,238	$18,331,580
PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2018 and 2017, premises and equipment, net consisted of:

	2018	2017
	(in thousands)
Land	$93,600	$77,235
Buildings	250,510	210,335
Leasehold improvements	77,425	79,217
Furniture and equipment	263,604	255,189
Total premises and equipment	685,139	621,976
Accumulated depreciation and amortization	(343,509)	(334,271)
Total premises and equipment, net	$341,630	$287,705
Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2018, 2017 and 2016 was approximately $27.6 million, $24.8 million, and $24.4 million, respectively.

2018 Form 10-K	108

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2016	$21,218	$200,103	$316,258	$153,058	$690,637
Balance at December 31, 2017	$21,218	$200,103	$316,258	$153,058	$690,637
Goodwill from business combinations	—	86,922	241,592	65,514	394,028
Balance at December 31, 2018	$21,218	$287,025	$557,850	$218,572	$1,084,665

*	Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

The goodwill from business combinations during 2018 set forth in the table above relates to the USAB acquisition. During 2018, Valley adjusted the fair value of certain PCI loans and deferred tax assets which, on a combined basis, resulted in a $5.8 million net increase in goodwill. See Note 2 for further details related to the USAB acquisition.
There was no impairment of goodwill during the years ended December 31, 2018, 2017 and 2016.
The following tables summarize other intangible assets as of December 31, 2018 and 2017:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2018
Loan servicing rights	$87,354	$(63,161)	$(83)	$24,110
Core deposits	80,470	(29,136)	—	51,334
Other	3,945	(2,399)	—	1,546
Total other intangible assets	$171,769	$(94,696)	$(83)	$76,990
December 31, 2017
Loan servicing rights	$79,138	$(57,054)	$(471)	$21,613
Core deposits	43,396	(24,297)	—	19,099
Other	4,087	(2,292)	—	1,795
Total other intangible assets	$126,621	$(83,643)	$(471)	$42,507
Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8 years. The line item labeled “Other” included in the table above primarily consists of customer lists which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 7.6 years. Valley recorded approximately $44.6 million and $1.4 million of core deposit intangibles and loan servicing rights, respectively, resulting from the USAB acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2018, 2017 and 2016.

109	2018 Form 10-K

The following table summarizes the change in loan servicing rights during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Loan servicing rights:
Balance at beginning of year	$22,084	$20,368	$16,681
Origination of loan servicing rights	8,216	7,039	8,479
Amortization expense	(6,107)	(5,323)	(4,792)
Balance at end of year	$24,193	$22,084	$20,368
Valuation allowance:
Balance at beginning of year	$(471)	$(900)	$(289)
Impairment adjustment	388	429	(611)
Balance at end of year	$(83)	$(471)	$(900)
Balance at end of year, net of valuation allowance	$24,110	$21,613	$19,468
Loan servicing rights are accounted for using the amortization method (see Note 1 for more details).
The Bank is a servicer of residential mortgage loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.2 billion, $2.8 billion and $2.5 billion at December 31, 2018, 2017 and 2016, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including recoveries and net impairment charges on loan servicing rights (reflected in the table above), of $18.4 million, $10.0 million and $11.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2019	$5,574	$10,961	$235
2020	4,590	9,607	220
2021	3,614	8,252	206
2022	2,872	6,898	191
2023	2,286	5,544	131
DEPOSITS (Note 9)
Included in time deposits are certificates of deposit over $250 thousand totaling $1.1 billion and $647.3 million at December 31, 2018 and 2017, respectively. Interest expense on time deposits of $250 thousand or more totaled approximately $6.6 million, $1.3 million, and $1.1 million in 2018, 2017 and 2016, respectively.

The scheduled maturities of time deposits as of December 31, 2018 are as follows:

Year	Amount
(in thousands)
2019	$4,987,313
2020	1,551,067
2021	163,059
2022	176,727
2023	143,287
Thereafter	42,531
Total time deposits	$7,063,984

2018 Form 10-K	110

Deposits from certain directors, executive officers and their affiliates totaled $66.8 million and $77.7 million at December 31, 2018 and 2017, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
FHLB advances	$1,732,000	$427,000
Securities sold under agreements to repurchase	261,914	321,628
Federal funds purchased	125,000	—
Total short-term borrowings	$2,118,914	$748,628
The weighted average interest rate for short-term borrowings was 2.45 percent and 1.05 percent at December 31, 2018 and 2017, respectively.
Long-Term Borrowings
Long-term borrowings at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
FHLB advances, net (1)	$1,309,666	$1,980,666
Subordinated debt, net (2)	294,602	235,153
Securities sold under agreements to repurchase	50,000	100,000
Total long-term borrowings	$1,654,268	$2,315,819

(1)	FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $10.3 million and $14.3 million at December 31, 2018 and 2017, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $1.4 million and $1.7 million at December 31, 2018 and 2017, respectively.
In 2016, Valley prepaid $355 million and $50 million of the long-term FHLB advances and securities sold under agreements to repurchase, respectively. These prepaid borrowings, which had contractual maturity dates in 2018 and a total average interest rate of 3.69 percent, were funded with a new fixed-rate FHLB advance totaling $405.0 million (maturing in August 2021). The transaction was accounted for as a debt modification under U.S. GAAP. As a result, the new advance has an adjusted annual interest rate of 2.51 percent, after amortization of prepayment penalties totaling $20.0 million paid to the FHLB.
In 2016, Valley also prepaid $87 million of FHLB advances assumed in the acquisition of CNL. The prepayment was entirely funded by cash balances that were held as collateral at the FHLB of Atlanta and resulted in the recognition of a $315 thousand loss on extinguishment of debt reported within other non-interest expense for the year ended December 31, 2016.
FHLB Advances. The long-term FHLB advances had a weighted average interest rate of 3.13 percent and 2.52 percent at December 31, 2018 and 2017, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

111	2018 Form 10-K

The long-term FHLB advances at December 31, 2018 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2019	$255,000
2020	25,000
2021	840,000
2022	200,000
Total long-term FHLB advances	$1,320,000
There are no FHLB advances which are callable for early redemption by the FHLB in the table above.
Subordinated Debt. In June 2015, Valley issued $100 million of 4.55 percent subordinated debentures (notes) due July 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year. The subordinated notes had a net carrying value of $99.3 million and $99.2 million at December 31, 2018 and 2017, respectively.
In September 2013, Valley issued $125 million of its 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes. In August 2016, the fair value interest rate swap with a notional amount of $125 million was terminated resulting in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. The subordinated notes had a net carrying value of $134.2 million and $135.2 million at December 31, 2018 and 2017, respectively.
On January 1, 2018, Valley assumed $60 million of 6.25 percent subordinated notes, in connection with the acquisition of USAB. The notes are due April 1, 2026 callable beginning April 2021. Interest on the subordinated debentures is payable semi-annually in arrears on April 1 and October 1 of each year. After purchase accounting adjustments, the subordinated notes had a net carrying value of $61.1 million at December 31, 2018.
Long-term securities sold under agreements. The long-term securities sold under agreements had a weighted average interest rate of 3.70 percent and 3.37 percent at December 31, 2018 and 2017, respectively.
The long-term repos at December 31, 2018 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2022	$50,000
Total long-term securities sold under agreements to repurchase	$50,000
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $2.4 billion and $1.9 billion for December 31, 2018 and 2017, respectively.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 11)
All of the statutory trusts presented in the table below were acquired in past bank acquisitions, including the Aliant Statutory Trust II acquired from USAB on January 1, 2018. These trusts were established for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures issued by the acquired bank, and now assumed by Valley. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley does not consolidate its capital trusts based on U.S. GAAP but wholly owns all of the common securities of each trust.

2018 Form 10-K	112

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2018 and 2017:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II	Aliant Statutory Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2018
Carrying value (1)	$24,743	$8,924	$8,337	$13,366
Contractual principal balance	24,743	10,310	10,310	15,464
December 31, 2017
Carrying value (1)	$24,743	$8,824	$8,207	NA
Contractual principal balance	24,743	10,310	10,310	NA
Annual interest rate (2)	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034	December 15, 2036
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009	December 15, 2011
Trust Preferred Securities:
December 31, 2018 and 2017
Face value	$24,000	$10,000	$10,000	$15,000
Annual distribution rate (2)	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003	December 14, 2006
Distribution dates (3)	Quarterly	Quarterly	Quarterly	Quarterly

(1)	The carrying values include unamortized purchase accounting adjustments at December 31, 2018 and 2017.

(2)
Interest on GCB Capital Trust III was fixed at an annual rate of 6.96 percent until July 30, 2017, thereafter, it resets quarterly to 3-month LIBOR plus 1.4 percent. The annual interest rate for all of the junior subordinated debentures and related trust preferred securities excludes the effect of the purchase accounting adjustments.

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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2018 and 2017.
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
Effective December 31, 2013, the benefits earned under the qualified and non-qualified plans were frozen. As a result, Valley re-measured the projected benefit obligation of the affected plans and the funded status of each plan at June 30, 2013. Consequently, participants in each plan will not accrue further benefits and their pension benefits will be determined based on their compensation and service as of December 31, 2013. Plan benefits will not increase for any compensation or service earned after such date. All participants were immediately vested in their frozen accrued benefits if they were employed by the Bank as of December 31, 2013.

113	2018 Form 10-K

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$170,566	$161,306
Interest cost	5,542	5,713
Actuarial (gain) loss	(11,540)	10,148
Benefits paid	(7,204)	(6,601)
Projected benefit obligation at end of year	$157,364	$170,566
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$222,124	$206,639
Actual (loss) return on plan assets	(5,545)	21,468
Employer contributions	1,133	618
Benefits paid	(7,204)	(6,601)
Fair value of plan assets at end of year*	$210,508	$222,124

Funded status of the plan
Asset recognized	$53,144	$51,558
Accumulated benefit obligation	157,364	170,566

*    Includes accrued interest receivable of $660 thousand and $993 thousand as of December 31, 2018 and 2017, respectively.
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $309 thousand of the net actuarial loss reported in the following table as of December 31, 2018 as a component of net periodic pension expense during 2019.

	2018	2017
	(in thousands)
Net actuarial loss	$42,893	$33,602
Deferred tax benefit	(12,205)	(14,044)
Total	$30,688	$19,558
The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2018	2017
	(in thousands)
Projected benefit obligation	$18,708	$20,175
Accumulated benefit obligation	18,708	20,175
Fair value of plan assets	—	—
In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans was 4.30 percent and 3.69 percent as of December 31, 2018 and 2017, respectively.

2018 Form 10-K	114

The net periodic pension income for the qualified and non-qualified plans reported within other non-interest expense (due to the adoption of ASU No. 2017-07) included the following components for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Interest cost	$5,542	$5,713	$6,681
Expected return on plan assets	(15,912)	(15,163)	(14,539)
Amortization of net loss	625	381	294
Total net periodic pension income	$(9,745)	$(9,069)	$(7,564)
At the end of 2016, Valley changed the method utilized to estimate the interest cost component of net periodic pension costs for our qualified and non-qualified plans. Historically, Valley estimated the interest cost component (and the service cost component when it was applicable) using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. At December 31, 2016, Valley elected to use a spot rate approach for the plans in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows. Valley believes this provides a better estimate of service and interest costs. Valley accounted for this change in estimate prospectively starting in 2017. This change does not affect the measurement of the total benefit obligation. For 2017, the change in estimate when compared to the prior approach accounted for a large portion of the decline in interest cost from 2016 to 2017 as shown in the table above.
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income/loss for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Net loss	$9,917	$3,843
Amortization of prior service cost	(35)	(35)
Amortization of actuarial loss	(625)	(381)
Total recognized in other comprehensive income	$9,257	$3,427
Total recognized in net periodic pension income and other comprehensive income/loss (before tax)	$(453)	$(5,607)
The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2019	$8,213
2020	8,491
2021	8,764
2022	8,938
2023	9,182
Thereafter	47,835
The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Discount rate	3.69%	4.12%	4.33%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A
The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change materially or when asset class returns are expected to change for the long-term.

115	2018 Form 10-K

In accordance with Section 402 (c) of ERISA, the qualified plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with the Bank’s Pension Committee’s policy and guidelines. The target asset allocation set for the qualified plan is an approximate equal weighting of 50 percent fixed income securities and 50 percent equity securities. The absolute investment objective for the equity portion is to earn at least 7 percent cumulative annualized real return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods, while the relative objective is to earn returns above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a 3 percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of earning returns above the Merrill Lynch Intermediate Government/Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan.
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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	28%	$59,447	$59,447	$—	$—
Corporate bonds	24	50,889	—	50,889	—
Mutual funds	17	36,293	36,293	—	—
U.S. Treasury securities	24	50,838	50,838	—	—
Cash and money market funds	4	7,429	7,429	—	—
U.S. government agency securities	3	4,952	—	4,952	—
Total investments	100%	$209,848	$154,007	$55,841	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	38%	$84,791	$84,791	$—	$—
Corporate bonds	22	47,471	—	47,471	—
Mutual funds	23	48,814	48,814	—	—
U.S. Treasury securities	13	28,671	28,671	—	—
Cash and money market funds	4	9,522	9,522	—	—
U.S. government agency securities	*	1,862	—	1,862	—
Total investments	100%	$221,131	$171,798	$49,333	$—

*	Represents less than one percent of total investments.

2018 Form 10-K	116

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
Other Non-Qualified Plans
Valley maintains other non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2018 and 2017, the remaining obligations under these plans were $1.7 million and $2.1 million, respectively, of which $512 thousand and $682 thousand, respectively, were funded by Valley.
As of December 31, 2018 and 2017, all of the obligations were included in other liabilities and $872 thousand (net of a $345 thousand tax benefit) and $994 thousand (net of a $400 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $816 thousand in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $18.8 million, $10.8 million and $10.5 million during 2018, 2017 and 2016, respectively.
Savings and Investment Plan
Valley National Bank maintains a KSOP, which is defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash invested in accordance with each participant’s investment elections. The Bank recorded $8.5 million, $7.1 million and $6.7 million in expense for contributions to the plan for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors. As of December 31, 2018, 5.5 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market

117	2018 Form 10-K

condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model. The maximum term to exercise an incentive stock option is ten years from the date of grant and is subject to a vesting schedule.
Valley recorded total stock-based compensation expense, primarily for restricted stock awards, totaling $19.5 million, $12.2 million and $10.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The stock-based compensation expense for 2018, 2017 and 2016 included $4.3 million, $4.3 million and $3.5 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2018, the unrecognized amortization expense for all stock-based compensation totaled approximately $16.6 million and will be recognized over an average remaining vesting period of approximately 2.1 years.
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards (RSAs) outstanding for the years ended December 31, 2018, 2017 and 2016:

	Restricted Stock Awards Outstanding
	2018	2017	2016
Outstanding at beginning of year	1,771,702	2,100,816	2,755,138
Granted	1,263,144	608,786	544,307
Vested	(1,128,521)	(736,575)	(1,050,293)
Forfeited	(185,357)	(201,325)	(148,336)
Outstanding at end of year	1,720,968	1,771,702	2,100,816

The RSAs granted in 2018 have vesting periods ranging from one to five years. The average grant date fair value of RSAs granted during the year ended December 31, 2018 was $11.85 per share. Included in the RSAs granted (in the table above) during 2018 and 2017, 60 thousand and 45 thousand shares, respectively, were issued to Valley directors. In 2018 and 2017, each non-management director received $60 thousand and $50 thousand, respectively, of RSAs as part of their annual retainer. The RSAs were granted on the date of the annual shareholders’ meeting with the number of RSAs determined using the closing market price on the date prior to grant. The RSAs vest on the earlier of the next annual shareholders’ meeting or the first anniversary of the grant date, with acceleration upon a change in control, death or disability, but not resignation from the Board of Directors.

During 2014, 240 thousand shares of performance-based RSAs were granted to executive officers and vested based on the same performance measures for the RSU grants discussed below. During 2017 and 2016, 85 thousand and 53 thousand restricted shares, respectively, vested related to the performance-based RSAs. The total remaining unvested performance-based RSAs were forfeited during 2017 due to failure to meet the performance and market conditions at the final year of vesting.
Restricted Stock Units (RSUs). The RSUs vest based on (i) growth in tangible book value per share plus dividends (75 percent of performance shares) and (ii) total shareholder return as compared to our peer group (25 percent of performance shares). The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the RSUs was $12.36, $11.05 and $8.32 per share for the years ended December 31, 2018, 2017, and 2016, respectively. Compensation costs related to RSUs totaled $5.5 million, $3.8 million and $2.8 million, and were included in total stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

2018 Form 10-K	118

The following table sets forth the changes in RSUs outstanding for the years ended December 31, 2018, 2017 and 2016:

	Restricted Stock Units Outstanding
	2018	2017	2016
Outstanding at beginning of year	1,114,962	744,281	313,212
Acquired from USAB	336,379	—	—
Granted	509,725	370,681	431,069
Vested	(503,879)	—	—
Forfeited	(78,301)	—	—
Outstanding at end of year	1,378,886	1,114,962	744,281

In connection with the USAB acquisition on January 1, 2018, Valley assumed 336 thousand time-based RSUs (of which 179 thousand remained unvested and outstanding as of December 31, 2018). The stock plan under which the stock awards were issued is no longer active. Stock-based compensation expense related to the USAB RSUs totaled $1.6 million for the year ended December 31, 2018.
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
The following table summarizes stock options activity as of December 31, 2018, 2017 and 2016 and changes during the years ended on those dates:

	2018		2017		2016
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	446,980	$13	732,489	$14	1,383,365	$16
Acquired from USAB	1,803,165	5	—	—	—	—
Exercised	(975,325)	5	—	—	—	—
Forfeited or expired	(223,033)	14	(285,509)	16	(650,876)	18
Outstanding at end of year	1,051,787	7	446,980	13	732,489	14
Exercisable at year-end	604,003	7	446,980	13	632,489	14

In connection with the USAB acquisition on January 1, 2018, Valley assumed stock option awards totaling 1.8 million shares of Valley common stock (of which options for 813 thousand shares remained outstanding as of December 31, 2018) at a weighted average exercise price of $5.47.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$2-$4	40,870	2.9	$3
4-6	284,912	5.1	5
6-10	42,094	7.6	7
10-18	236,127	1.9	12
	604,003	3.9	7

119	2018 Form 10-K

Director Restricted Stock Plan. The Director Restricted Stock Plan provides the non-employee members of the Board of Directors with the opportunity to forgo some or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. On January 29, 2014, the Director Restricted Stock Plan was amended to provide that no additional fees may be exchanged for Valley’s restricted stock effective April 1, 2014. The Director Restricted Stock Plan terminated in April 2018 when the remaining restricted stock under the plan vested.
The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2018, 2017 and 2016:

	Restricted Stock Awards Outstanding
	2018	2017	2016
Outstanding at beginning of year	17,885	55,510	80,117
Vested	(17,885)	(37,625)	(24,607)
Outstanding at end of year	—	17,885	55,510
INCOME TAXES (Note 13)
The U.S. Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory corporate tax rate from 35 percent to 21 percent.
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, Valley made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. The accounting for the tax effects of the Tax Act was completed with the final 2017 tax returns in the fourth quarter of 2018, resulting in a $2.3 million tax benefit for the year ended December 31, 2018.
Income tax expense for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	2018	2017	2016
	(in thousands)
Current expense:
Federal	$51,147	$8,483	$25,176
State	28,898	5,500	12,904
	80,045	13,983	38,080
Deferred (benefit) expense:
Federal	(17,463)	49,169	10,658
State	5,683	27,679	16,496
	(11,780)	76,848	27,154
Total income tax expense	$68,265	$90,831	$65,234

2018 Form 10-K	120

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$42,882	$34,885
Depreciation	19,111	8,336
Employee benefits	13,301	10,596
Investment securities, including other-than-temporary impairment losses	13,222	5,021
Net operating loss carryforwards	21,570	30,658
Purchase accounting	33,629	18,819
Capital loss carryforward	830	—
Other	21,274	21,930
Total deferred tax assets	165,819	130,245
Deferred tax liabilities:
Pension plans	18,786	18,912
Other investments	17,758	13,234
Deferred income	—	37,952
Core deposit intangibles	14,223	5,182
Other	8,858	7,469
Total deferred tax liabilities	59,625	82,749
Valuation Allowance	733	—
Net deferred tax asset (included in other assets)	$105,461	$47,496
Valley's federal net operating loss carryforwards totaled approximately $80.2 million at December 31, 2018 and expire during the period from 2029 through 2034. Valley's capital loss carryforwards totaled $3.1 million at December 31, 2018 and expire at December 31, 2023. State net operating loss carryforwards totaled approximately $104 million at December 31, 2018 and expire during the period from 2029 through 2038.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits, net of an immaterial valuation allowance, of these deductible differences and loss carryforwards.
Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the year ended December 31, 2018, and 35 percent for the years ended December 31, 2017 and 2016 were as follows:

	2018	2017	2016
	(in thousands)
Federal income tax at expected statutory rate	$69,235	$88,458	$81,683
Increase (decrease) due to:
State income tax expense, net of federal tax effect	23,851	21,046	19,197
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(3,974)	(5,245)	(5,308)
Bank owned life insurance	(1,734)	(2,568)	(2,343)
Tax credits from securities and other investments	(20,798)	(27,037)	(25,954)
FDIC insurance premium	3,318	—	—
Impact of the Tax Act	(2,274)	15,441	—
Other, net	641	736	(2,041)
Income tax expense	$68,265	$90,831	$65,234

121	2018 Form 10-K

A reconciliation of Valley’s gross unrecognized tax benefits for 2018, 2017 and 2016 are presented in the table below:

	2018	2017	2016
	(in thousands)
Beginning balance	$4,238	$16,144	$19,892
Additions based on tax positions related to prior years	—	1,121	3,958
Settlements with taxing authorities	—	(13,027)	(4,820)
Reductions due to expiration of statute of limitations	(4,238)	—	(2,886)
Ending balance	$—	$4,238	$16,144
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley accrued approximately $1.8 million and $4.6 million of interest associated with Valley’s uncertain tax positions at December 31, 2017 and 2016, respectively.
Valley believes no provisions for income tax uncertainties consistent with ASC 740 should be recorded as of December 31, 2018. Valley is evaluating the possibility of recording an uncertain tax position liability in 2019 with regards to its investments in mobile solar generators sold and managed by DC Solar and its affiliates (DC Solar). For further information, see Note 23 - Subsequent Events.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013. Valley is under examination by the IRS and also currently under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next 12 months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2018.
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
The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$36,961	$22,135
Other tax credit investments, net	68,052	42,015
Total tax credit investments, net	$105,013	$64,150
Other Liabilities:
Unfunded affordable housing tax credit commitments	$4,520	$3,690
Unfunded other tax credit commitments	8,756	15,020
Total unfunded tax credit commitments	$13,276	$18,710

2018 Form 10-K	122

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$6,713	$7,383	$5,013
Other tax credit investment credits and tax benefits	21,351	35,530	33,294
Total reduction in income tax expense	$28,064	$42,913	$38,307
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$1,880	$2,748	$2,077
Affordable housing tax credit investment impairment losses*	2,544	4,684	450
Other tax credit investment losses	1,970	2,866	790
Other tax credit investment impairment losses*	17,806	31,449	31,427
Total amortization of tax credit investments recorded in non-interest expense	$24,200	$41,747	$34,744

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

COMMITMENTS AND CONTINGENCIES (Note 15)
Lease Commitments
Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2058. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

		Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2019	$29,093	$2,382	$26,711
2020	29,379	2,290	27,089
2021	28,925	2,160	26,765
2022	27,562	2,002	25,560
2023	25,064	1,938	23,126
Thereafter	262,200	8,558	253,642
Total lease commitments	$402,223	$19,330	$382,893
Net occupancy expense for years ended December 31, 2018, 2017, and 2016 included rental expense of $29.0 million, $27.7 million, and $27.7 million, respectively, net of rental income of $3.5 million, $3.9 million, and $4.0 million, respectively, for leased bank facilities.
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

123	2018 Form 10-K

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Commitments under commercial loans and lines of credit	$5,164,186	$3,401,653
Home equity and other revolving lines of credit	1,178,306	1,006,329
Standby letters of credit	316,941	250,536
Outstanding residential mortgage loan commitments	235,310	192,685
Commitments under unused lines of credit—credit card	66,229	54,906
Commitments to sell loans	58,897	57,405
Commercial letters of credit	3,100	2,115
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
Maritza Gaston and George Gallart v. Valley National Bancorp and Valley National Bank. In April 2017, Valley was served with a Class and Collective Action Complaint, filed in the Eastern District of New York, alleging that Valley had violated both Federal and State wage and hour laws and the Fair Labor Standards Act and seeking to recover overtime compensation on behalf of a class of Valley employees. While Branch Service Managers are classified by Valley as “exempt” employees and do not receive overtime pay, plaintiff’s counsel claims that Branch Service Managers perform non-exempt duties, should therefore be classified as non-exempt hourly employees and should have been paid overtime for any time worked in excess of 40 hours per week. The Federal Magistrate granted conditional certification for the class and collective action in late 2017. In October 2018, following mediation, Valley and Plaintiffs agreed to a settlement in principal for a total payment by Valley of $1.5 million. The settlement was subsequently approved by the court in February 2019.

2018 Form 10-K	124

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
At December 31, 2018, Valley had the following cash flow hedge derivatives:

•
Two forward starting interest rate swaps, each with a notional amount of $75 million, to hedge the changes in cash flows associated with certain brokered money market deposits. Starting in November 2015, the interest rate swaps required Valley to pay fixed-rate amounts of approximately 2.72 percent and 2.97 percent, in exchange for the receipt of variable-rate payments at the three-month LIBOR rate. The two swaps have expiration dates of November 2019 and November 2020.

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
One interest rate swap with an amount of $150 million used to hedge the changes in cash flows associated with certain brokered money market deposits, matured in November 2018.
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
At December 31, 2018, Valley had one interest rate swap with a notional amount of approximately $7.5 million used to hedge the change in the fair value of a commercial loan.
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

125	2018 Form 10-K

used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2018, Valley had 18 credit swaps with an aggregate notional amount of $109.4 million related to risk participation agreements.
At December 31, 2018, Valley had one "steepener" swap with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits. The rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.
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
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2018			December 31, 2017
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$—	$27	$332,000	$650	$81	$607,000
Fair value hedge interest rate swaps	—	347	7,536	—	637	7,775
Total derivatives designated as hedging instruments	$—	$374	$339,536	$650	$718	$614,775
Derivatives not designated as hedging instruments:
Interest rate swaps, and embedded and credit derivatives	$48,642	$22,533	$3,390,578	$25,696	$23,494	$1,687,005
Mortgage banking derivatives	337	774	105,247	71	118	113,233
Total derivatives not designated as hedging instruments	$48,979	$23,307	$3,495,825	$25,767	$23,612	$1,800,238
The Chicago Mercantile Exchange (CME) and London Clearing House (LCH) have enacted rulebook changes that re-characterize variation margin as settlements of the outstanding derivative instead of cash collateral. The CME and LCH variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments on a prospective basis effective January 1, 2017 for derivatives outstanding with the CME and January 1, 2018 for derivatives outstanding with the LCH. As a result, the fair value of the designated cash flow interest rate swaps assets, and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at December 31, 2018.

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2018	2017	2016
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(3,493)	$(8,579)	$(13,034)
Amount of gain (loss) recognized in other comprehensive income	2,651	1,005	(4,035)

2018 Form 10-K	126

The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2018, 2017 and 2016. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.0 million and $8.3 million at December 31, 2018 and 2017, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $1.3 million will be reclassified as an increase to interest expense in 2019.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2018	2017	2016
	(in thousands)
Derivative—interest rate swaps:
Interest income	$290	$348	$320
Interest expense	—	—	6,670
Hedged item—loans, deposits and long-term borrowings:
Interest income	$(290)	$(348)	$(320)
Interest expense	—	—	(6,645)
Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $16.4 million, $8.3 million and $5.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at December 31, 2018:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	2018	2017	2018	2017
	(in thousands)
Loans	$7,882	$8,412	$346	$637
Net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2018	2017	2016
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$(792)	$(744)	$690
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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of December 31, 2018, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

127	2018 Form 10-K

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
The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2018 and 2017.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
December 31, 2018
Assets:
Interest rate caps and swaps	$48,642	$—	$48,642	$(1,214)	$—		$47,428
Liabilities:
Interest rate caps and swaps	$22,907	$—	$22,907	$(1,214)	$(1,852)		$19,841
Repurchase agreements	150,000	—	150,000	—	(150,000)	*	—
Total	$172,907	$—	$172,907	$(1,214)	$(151,852)		$19,841
December 31, 2017
Assets:
Interest rate caps and swaps	$26,346	$—	$26,346	$(5,376)	$—		$20,970
Liabilities:
Interest rate caps and swaps	$24,212	$—	$24,212	$(5,376)	$(8,141)		$10,695
Repurchase agreements	200,000	—	200,000	—	(200,000)	*	—
Total	$224,212	$—	$224,212	$(5,376)	$(208,141)		$10,695

* Represents the fair value of non-cash pledged investment securities.
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
Effective January 1, 2015, Valley implemented the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Basel III final rules require a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The new rule includes a capital conservation buffer that is added

2018 Form 10-K	128

to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three-year phase-in period that started on January 1, 2016, at 0.625 percent of risk-weighted assets and increased each subsequent year by 0.625 percent until reaching its final level of 2.5 percent when fully phased-in on January 1, 2019. As of December 31, 2018 and 2017, Valley and Valley National Bank exceeded all capital adequacy requirements with the capital conservation buffer required to be phased in at these dates under the Basel III Capital Rules (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2018 and 2017:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2018
Total Risk-based Capital
Valley	$2,786,971	11.34%	$2,426,975	9.875%	N/A	N/A
Valley National Bank	2,698,654	10.99	2,424,059	9.875	$2,454,743	10.00%
Common Equity Tier 1 Capital
Valley	2,071,871	8.43	1,566,781	6.375	N/A	N/A
Valley National Bank	2,442,359	9.95	1,564,899	6.375	1,595,583	6.50
Tier 1 Risk-based Capital
Valley	2,286,676	9.30	1,935,435	7.875	N/A	N/A
Valley National Bank	2,442,359	9.95	1,933,110	7.875	1,963,794	8.00
Tier 1 Leverage Capital
Valley	2,286,676	7.57	1,208,882	4.00	N/A	N/A
Valley National Bank	2,442,359	8.09	1,207,039	4.00	1,508,798	5.00

As of December 31, 2017
Total Risk-based Capital
Valley	$2,258,044	12.61%	$1,656,575	9.250%	N/A	N/A
Valley National Bank	2,185,967	12.23	1,653,088	9.250	$1,787,122	10.00%
Common Equity Tier 1 Capital
Valley	1,651,849	9.22	1,029,763	5.750	N/A	N/A
Valley National Bank	1,961,316	10.97	1,027,595	5.750	1,161,629	6.50
Tier 1 Risk-based Capital
Valley	1,864,279	10.41	1,298,397	7.250	N/A	N/A
Valley National Bank	1,961,316	10.97	1,295,663	7.250	1,429,698	8.00
Tier 1 Leverage Capital
Valley	1,864,279	8.03	928,484	4.00	N/A	N/A
Valley National Bank	1,961,316	8.47	926,459	4.00	1,158,074	5.00
COMMON AND PREFERRED STOCK (Note 18)
Common Stock
Common Stock Issuance. In December 2016, Valley issued and sold 9.24 million shares of its common stock in a registered public offering. The net proceeds of the offering totaled $106.4 million and were used to, among other things, support loan growth at the Bank during 2017. Valley also issues shares in business combinations and shares related to stock awards under the 2016 Plan. See Notes 2 and 12 for further details.
Dividend Reinvestment Plan.  As part of Valley's dividend reinvestment plan (DRIP), Valley may issue authorized and previously unissued or treasury shares of Valley common stock for purchases. Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan were issued directly from Valley. During 2018, 2017 and 2016, 87 thousand, 713 thousand, and 554 thousand common shares, respectively, were reissued

129	2018 Form 10-K

from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $1.0 million, $8.2 million and $5.2 million, respectively. The aspect of the DRIP allowing Valley to issue shares was terminated effective February 12, 2018. Valley's transfer agent maintains a DRIP with shares purchased in the open market.
Common Stock Warrants.  On January 1, 2012, Valley assumed in the acquisition of State Bancorp, Inc. a warrant issued (in connection with State Bancorp's redeemed preferred stock issuance) to the U.S. Treasury in December 2008. The ten-year warrant to purchase up to 489 thousand of Valley common shares has an exercise price of $11.30 per share and is exercisable on a net exercise basis. During May 2015, the U.S. Treasury sold the warrant shares individually through a public action, in which Valley did not receive any of the proceeds. All of the warrants expired unexercised on December 5, 2018.
In connection with the issuance of senior preferred shares in 2008 under the TARP program, Valley issued to the U.S. Treasury a ten-year warrant to purchase up to approximately 2.5 million of Valley common shares. During 2010, the U.S. Treasury sold the warrant shares individually through a public auction, in which Valley did not receive any of the proceeds. Each warrant entitled the holder to purchase approximately 1.103 Valley common shares at $16.12 per share. All of the warrants expired unexercised on November 14, 2018.
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to $4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2018, 2017 and 2016.
Other Stock Repurchases. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the years ended December 31, 2018, 2017 and 2016, Valley purchased approximately 441 thousand, 218 thousand and 328 thousand shares, respectively, of its outstanding common stock at an average price of $11.83, $12.12 and $9.73, respectively, for such purpose.
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
Preferred stock is included in Valley's Additional Tier 1 capital and total risk-based capital at December 31, 2018 and 2017.

2018 Form 10-K	130

OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains and losses on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for the unfunded portion of various employee, officer and director pension plans.

	2018			2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale (AFS) securities
Net (losses) gains arising during the period	$(32,123)	$9,191	$(22,932)	$636	$(284)	$352	$(7,294)	$3,001	$(4,293)
Less reclassification adjustment for net losses (gains) included in net income (1)	2,342	(485)	1,857	20	(9)	11	(777)	312	(465)
Net change	(29,781)	8,706	(21,075)	656	(293)	363	(8,071)	3,313	(4,758)
Non-credit impairment losses on securities available for sale and held to maturity
Net change in non-credit impairment losses on securities	—	—	—	849	(351)	498	719	(302)	417
Less reclassification adjustment for accretion of credit impairment losses included in net income (2)	531	(151)	380	(284)	117	(167)	(921)	382	(539)
Net change	531	(151)	380	565	(234)	331	(202)	80	(122)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) arising during the period	2,651	(777)	1,874	1,005	(429)	576	(4,035)	1,574	(2,461)
Less reclassification adjustment for net losses included in net income (3)	3,493	(999)	2,494	8,579	(3,551)	5,028	13,034	(5,393)	7,641
Net change	6,144	(1,776)	4,368	9,584	(3,980)	5,604	8,999	(3,819)	5,180
Defined benefit pension plan
Net (losses) gains arising during the period	(9,916)	2,765	(7,151)	(3,843)	1,121	(2,722)	5,837	(2,539)	3,298
Amortization of prior service credit (cost)(4)	212	(66)	146	268	(77)	191	(300)	119	(181)
Amortization of net loss (4)	625	(178)	447	381	(133)	248	294	(109)	185
Net change	(9,079)	2,521	(6,558)	(3,194)	911	(2,283)	5,831	(2,529)	3,302
Total other comprehensive (loss) income	$(32,185)	$9,300	$(22,885)	$7,611	$(3,596)	$4,015	$6,557	$(2,955)	$3,602

(1)	Included in (losses) gains on securities transactions, net.

(2)	Included in interest and dividends on investment securities (taxable).

(3)	Included in interest expense.

(4)	Included in the computation of net periodic pension cost. See Note 12 for details.

131	2018 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016:

	Components of Accumulated Other Comprehensive Loss				Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Non-credit Impairment Losses on Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2015	$(5,336)	$(520)	$(17,644)	$(22,195)	$(45,695)
Other comprehensive (loss) income before reclassifications	(4,293)	417	(2,461)	3,298	(3,039)
Amounts reclassified from other comprehensive (loss) income	(465)	(539)	7,641	4	6,641
Other comprehensive (loss) income, net	(4,758)	(122)	5,180	3,302	3,602
Balance-December 31, 2016	(10,094)	(642)	(12,464)	(18,893)	(42,093)
Other comprehensive income (loss) before reclassifications	352	498	576	(2,722)	(1,296)
Amounts reclassified from other comprehensive income (loss)	11	(167)	5,028	439	5,311
Other comprehensive income (loss), net	363	331	5,604	(2,283)	4,015
Reclassification due to the adoption of ASU No. 2018-02	(2,273)	(69)	(1,478)	(4,107)	(7,927)
Balance-December 31, 2017	(12,004)	(380)	(8,338)	(25,283)	(46,005)
Reclassification due to the adoption of ASU No. 2016-01	(480)	—	—	—	(480)
Reclassification due to the adoption of ASU No. 2017-12	—	—	(61)	—	(61)
Balance-January 1, 2018	(12,484)	(380)	(8,399)	(25,283)	(46,546)
Other comprehensive (loss) income before reclassifications	(22,932)	—	1,874	(7,151)	(28,209)
Amounts reclassified from other comprehensive (loss) income	1,857	380	2,494	593	5,324
Other comprehensive (loss) income, net	(21,075)	380	4,368	(6,558)	(22,885)
Balance-December 31, 2018	$(33,559)	$—	$(4,031)	$(31,841)	$(69,431)

2018 Form 10-K	132

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 20)

	Quarters Ended 2018
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$267,495	$280,118	$297,041	$314,594
Interest expense	59,897	69,366	80,241	92,541
Net interest income	207,598	210,752	216,800	222,053
Provision for credit losses	10,948	7,142	6,552	7,859
Non-interest income:
Gains on sales of loans, net	6,753	7,642	3,748	2,372
Other non-interest income	25,498	30,427	25,290	32,322
Non-interest expense:
Amortization of tax credit investments	5,274	4,470	5,412	9,044
Other non-interest expense	168,478	145,446	146,269	144,668
Income before income taxes	55,149	91,763	87,605	95,176
Income tax expense	13,184	18,961	18,046	18,074
Net income	41,965	72,802	69,559	77,102
Dividend on preferred stock	3,172	3,172	3,172	3,172
Net income available to common shareholders	38,793	69,630	66,387	73,930
Earnings per common share:
Basic	$0.12	$0.21	$0.20	$0.22
Diluted	0.12	0.21	0.20	0.22
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	330,727,416	331,318,381	331,486,500	331,492,648
Diluted	332,465,527	332,895,483	333,000,242	332,856,385

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$198,455	$207,007	$210,741	$217,951
Interest expense	36,587	42,187	46,796	48,537
Net interest income	161,868	164,820	163,945	169,414
Provision for credit losses	2,470	3,632	1,640	2,200
Non-interest income:
Gains on sales of loans, net	4,128	4,791	5,520	6,375
Other non-interest income	21,592	24,039	21,477	23,784
Non-interest expense:
Amortization of tax credit investments	5,324	7,732	8,389	20,302
Other non-interest expense	115,628	111,507	124,176	116,015
Income before income taxes	64,166	70,779	56,737	61,056
Income tax expense	18,071	20,714	17,088	34,958
Net income	46,095	50,065	39,649	26,098
Dividend on preferred stock	1,797	1,797	2,683	3,172
Net income available to common shareholders	44,298	48,268	36,966	22,926
Earnings per common share:
Basic	$0.17	$0.18	$0.14	$0.09
Diluted	0.17	0.18	0.14	0.09
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	263,797,024	263,958,292	264,058,174	264,332,895
Diluted	264,546,266	264,778,242	264,936,220	265,288,067

133	2018 Form 10-K

PARENT COMPANY INFORMATION (Note 21)
Condensed Statements of Financial Condition

	December 31,
	2018	2017
	(in thousands)
Assets
Cash	$109,839	$90,807
Investment securities available for sale	—	254
Investments in and receivables due from subsidiaries	3,609,836	2,738,700
Other assets	32,721	36,277
Total Assets	$3,752,396	$2,866,038
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$37,644	$33,100
Long-term borrowings	294,602	235,153
Junior subordinated debentures issued to capital trusts	55,370	41,774
Accrued expenses and other liabilities	14,326	22,846
Shareholders’ equity	3,350,454	2,533,165
Total Liabilities and Shareholders’ Equity	$3,752,396	$2,866,038
Condensed Statements of Income

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Income
Dividends from subsidiary	$155,000	$122,000	$90,000
Income from subsidiary	4,550	4,550	4,550
Gains on securities transactions, net	3	—	239
Losses on sales of assets, net	(147)	—	—
Other interest and income	39	135	34
Total Income	159,445	126,685	94,823
Total Expenses	32,269	39,621	33,604
Income before income tax and equity in undistributed earnings of subsidiary	127,176	87,064	61,219
Income tax benefit	(20,547)	(30,179)	(23,349)
Income before equity in undistributed earnings of subsidiary	147,723	117,243	84,568
Equity in undistributed earnings of subsidiary	113,705	44,664	83,578
Net Income	261,428	161,907	168,146
Dividends on preferred stock	12,688	9,449	7,188
Net Income Available to Common Shareholders	$248,740	$152,458	$160,958

2018 Form 10-K	134

Condensed Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net Income	$261,428	$161,907	$168,146
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(113,705)	(44,664)	(83,578)
Stock-based compensation	19,472	12,204	10,032
Net amortization of premiums and accretion of discounts on borrowings	63	197	163
Gains on securities transactions, net	(3)	—	(239)
Losses on sales of assets, net	147	—	—
Net change in:
Other assets	9,928	(89)	8,007
Accrued expenses and other liabilities	(10,657)	8,737	18,381
Net cash provided by operating activities	166,673	138,292	120,912
Cash flows from investing activities:
Investment securities available for sale:
Sales	257	—	739
Cash and cash equivalents acquired in acquisitions	7,915	—	—
Capital contributions to subsidiary	—	(98,000)	(106,000)
Net cash provided by (used in) investing activities	8,172	(98,000)	(105,261)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	98,101	—
Dividends paid to preferred shareholders	(15,859)	(6,277)	(7,188)
Dividends paid to common shareholders	(138,857)	(115,881)	(111,813)
Purchase of common shares to treasury	(3,801)	(2,644)	(3,191)
Common stock issued, net	2,704	8,207	112,085
Net cash used in financing activities	(155,813)	(18,494)	(10,107)
Net change in cash and cash equivalents	19,032	21,798	5,544
Cash and cash equivalents at beginning of year	90,807	69,009	63,465
Cash and cash equivalents at end of year	$109,839	$90,807	$69,009
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

135	2018 Form 10-K

The consumer lending segment is mainly comprised of residential mortgages and automobile loans, and to a lesser extent, secured personal lines of credit, home equity loans and other consumer loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management and insurance services.
The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates.
The investment management segment generates a large portion of Valley’s income through investments in various types of securities and interest-bearing deposits with other banks. These investments are mainly comprised of fixed rate securities and depending on Valley's liquid cash position, interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of its asset/liability management strategies. The fixed rate investments are among Valley’s assets that are least sensitive to changes in market interest rates. However, a portion of the investment portfolio is invested in shorter-duration securities to maintain the overall asset sensitivity of Valley’s balance sheet.
The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net gains and losses on securities not reported in the investment management segment above, interest expense related to subordinated notes, as well as income and expense from derivative financial instruments.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$6,197,161	$17,143,169	$4,362,581	$—	$27,702,911

Interest income	$235,264	$798,974	$130,971	$(5,961)	$1,159,248
Interest expense	64,083	177,273	45,112	15,577	302,045
Net interest income (loss)	171,181	621,701	85,859	(21,538)	857,203
Provision for credit losses	5,550	26,951	—	—	32,501
Net interest income (loss) after provision for credit losses	165,631	594,750	85,859	(21,538)	824,702
Non-interest income	61,280	22,275	8,691	41,806	134,052
Non-interest expense	92,462	95,171	1,251	440,177	629,061
Internal expense transfer	77,164	213,399	54,353	(344,916)	—
Income (loss) before income taxes	$57,285	$308,455	$38,946	$(74,993)	$329,693
Return on average interest earning assets (pre-tax) (unaudited)	0.92%	1.80%	0.89%	N/A	1.19%

2018 Form 10-K	136

	Year Ended December 31, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$5,166,171	$12,652,832	$3,669,495	$—	$21,488,498

Interest income	$182,508	$552,297	$107,972	$(8,623)	$834,154
Interest expense	39,018	95,562	27,714	11,813	174,107
Net interest income (loss)	143,490	456,735	80,258	(20,436)	660,047
Provision for credit losses	3,197	6,745	—	—	9,942
Net interest income (loss) after provision for credit losses	140,293	449,990	80,258	(20,436)	650,105
Non-interest income	63,375	11,414	7,745	29,172	111,706
Non-interest expense	72,207	71,216	1,193	364,457	509,073
Internal expense transfer	68,007	166,847	48,393	(283,247)	—
Income (loss) before income taxes	$63,454	$223,341	$38,417	$(72,474)	$252,738
Return on average interest earning assets (pre-tax) (unaudited)	1.23%	1.77%	1.05%	N/A	1.18%

	Year Ended December 31, 2016
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$5,081,798	$11,318,947	$3,428,567	$—	$19,829,312

Interest income	$176,929	$504,341	$89,378	$(8,760)	$761,888
Interest expense	35,175	78,347	23,732	11,520	148,774
Net interest income (loss)	141,754	425,994	65,646	(20,280)	613,114
Provision for credit losses	905	10,964	—	—	11,869
Net interest income (loss) after provision for credit losses	140,849	415,030	65,646	(20,280)	601,245
Non-interest income	63,443	8,327	6,694	29,796	108,260
Non-interest expense	62,721	70,145	1,281	341,978	476,125
Internal expense transfer	71,578	160,198	48,475	(280,251)	—
Income (loss) before income taxes	$69,993	$193,014	$22,584	$(52,211)	$233,380
Return on average interest earning assets (pre-tax) (unaudited)	1.38%	1.71%	0.66%	N/A	1.18%
SUBSEQUENT EVENTS (Note 23)
During February 2019, Valley announced that the Bank entered into an agreement for the sale-leaseback of 29 of its currently owned properties. The properties, consist of 1 corporate location and 28 branches. Valley expects to realize a material pre-tax gain net of transaction related expenses. The transaction is expected to close in the first or second quarter of 2019 and is subject to change or termination due to buyer due diligence on the identified properties.
Valley has previously invested in mobile solar generators sold and managed by DC Solar, which were included in other assets on the balance sheet and the tax credit investments in Note 14. For reasons that were not known to Valley, DC Solar had its assets frozen in December 2018. DC Solar filed for Chapter 11 bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation (FBI) special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including Valley,

137	2018 Form 10-K

received tax credits for making these renewable resource investments. Valley has claimed tax credit benefits of approximately $22.8 million in the consolidated financial statements between 2013 through 2015. If the allegations set forth in the declaration filed by the FBI are proven to be accurate, up to the entire amount of the tax credits claimed by Valley could potentially be disallowed. Based on the information known as of the date of this Annual Report on the Form 10-K, Valley believes that this has not met the more-likely-than-not criterion to record an uncertain tax position liability. As a result of the information in the FBI declaration, Valley is evaluating whether or not an unrecognized tax liability exists under ASC 740 for an uncertain tax position in 2019 for at least part, if not potentially all, of the tax credit benefits Valley has claimed.

138	2018 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Valley National Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Short Hills, New Jersey
February 28, 2019

139	2018 Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K).
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
As of December 31, 2018, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2018, Valley’s internal control over financial

2018 Form 10-K	140

reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2018. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Remediation of Material Weakness
As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, management identified the following material weakness in internal controls as of December 31, 2017:
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
During the first quarter of 2018, Valley initiated remediation efforts. Management reviewed the design and operation of the controls and made enhancements to the proper identification and escalation of allegations of non-compliance with laws and regulations, Company policies and procedures and other complaints that require the attention of senior management and those charged with governance. During the third quarter of 2018, management completed the implementation of such enhancements and the new controls and procedures were placed in operation. Management evaluated the new controls and procedures designed to remediate the material weakness and determined that the Company’s internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
Except as noted above relative to the remediation of the prior year material weakness, there were no changes in Valley’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

141	2018 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Valley National Bancorp:
Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2019

2018 Form 10-K	142

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2019 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2019 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2019 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement is incorporated herein by reference.

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

143	2018 Form 10-K

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2017.

B.	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 23, 2018.

(4)	Instruments Defining the Rights of Security Holders:

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

D.
First Supplemental Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 19, 2015 (Valley 4.55% sub debt due July 30, 2025).

E.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A)), incorporated herein by reference to Exhibit 4G to the Registrant's Form 10-K Annual Report filed on February 28, 2017.

(10)	Material Contracts:

A.
Amended and Restated Change in Control Agreements among Valley National Bank, Valley Alan D. Eskow, dated June 22, 2011, incorporated herein by reference to Exhibits 10.A and 10.C to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277).+

B.
Severance Agreement dated January 24, 2017 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on January 26, 2017 (applicable only to Gerald H. Lipkin guaranteed retirement agreement) +

C.
Severance Agreement dated January 22, 2008 between Valley, Valley National Bank and Alan D. Eskow, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K Current Report filed on January 28, 2008 (No. 001-11277).+

D.
Form of Amended and Restated Change in Control Agreement applicable to Executive Vice Presidents of Valley National Bank and Valley, incorporated herein by reference to Exhibit 10.E to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277). Continues until December 31,2022 for Melissa F. Scofield and Bernadette M. Mueller. +

E.
The Valley National Bancorp Benefit Equalization Plan, as Amended and Restated, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2015.+

F.
Form of Participant Agreement for the Benefit Equalization Plan, incorporated herein by reference to Exhibit 10.J to the Registrant's Form 10-K Annual Report for the year ended December 31, 2011 (No. 001-11277).+

G.
Valley National Bancorp 2009 Long-Term Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.P to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2014.+

2018 Form 10-K	144

H.
Form of Valley National Bancorp Incentive Stock Option Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

I.
Form of Valley National Bancorp Non-Qualified Stock Option Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

J.
Form of Valley National Bancorp Restricted Stock Award Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

K.
Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277)+

L.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.V to the Registrant's Form 10-K Annual Report for the year ended December 31, 2014.+

M.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 2, 2016 (in use prior to 2019).+

N.
Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017 (in use prior to 2019).+

O.
Form of Valley National Bancorp Director Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017 (in use prior to 2019).+

P.
Valley National Bancorp Deferred Compensation Plan, dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.S to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

Q.
2016 Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents (applicable until January 1, 2020), Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2016.+

R.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

S.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2016 (applicable until December 31, 2022).+

T.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

U.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on September 27, 2016 (applicable until December 31, 2022). +

V.
Severance Letter Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.DD to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

145	2018 Form 10-K

W.
Change in Control Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.EE to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016 (applicable until December 31, 2022).+

X.
Amended and Restated Change in Control Agreement dated June 28, 2017 between Valley, Valley National Bank and Diane M. Grenz, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2017 (applicable until December 31, 2022). +

Y.
Severance Agreement dated June 28, 2017 between Valley, Valley National Bank and Diane M. Grenz, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2017.+

Z.
USAmeriBancorp, Inc. 2006 Stock Option and Restricted Stock Plan, as amended, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

AA.	USAmeriBancorp, Inc. 2015 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

BB.
Form of Valley National Bancorp 2018 Performance Restricted Stock Unit Award Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit LL to the Registrant's Form 10-K filed on March 1, 2018 (in use prior to 2019). +

CC.	Form of Change in Control Agreement for Executive Vice President, dated January 16, 2019 (covering Yvonne M. Surowiec, Mark Saeger and Eugene M. Fernandez). +*

DD.	Form of Change in Control Agreement for Senior Executive Vice President, dated January 16, 2019 (covering Robert J. Bardusch). +*

EE.
Form of Agreement to Reduce Change in Control Severance, effective January 1, 2023 (applicable to Ira Robbins, Thomas A. Iadanza, Ronald H. Janis, Dianne M. Grenz, Bernadette M. Mueller and Melissa Scofield). +*

FF.	Form of Change in Control Agreement for President and Chief Executive Officer, dated January 16, 2019 and effective January 1, 2023 (applicable to Ira Robbins). +*

GG.	Amendment to 2016 Change in Central Severance Plan for First Senior Vice Presidents and Senior Vice Presidents (applicable after January 1, 2020).+*

HH.	2019 Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents. +*

II.	Form of Change in Control Agreement for Senior Executive Vice President, effective January 1, 2023 (covering Thomas A. Iadanza, Ronald H. Janis and Dianne M. Grenz). +*

JJ.	Form of Change in Control Agreement for Senior Executive Vice President, effective January 1, 2023 (covering Thomas A. Iadanza, Ronald H. Janis and Dianne M. Grenz). +*

KK.	Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended, adopted on January 30, 2019 for use in 2019 and after.+*

LL.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter).+*

MM.	Form of Valley National Bancorp Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter).+*

NN.	Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter).+*

2018 Form 10-K	146

OO.
Agreement for the purchase and sale of real property and Form of Lease Agreement incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Registrant’s Form 8-K Current Report filed on February 13, 2019.

(21)	List of Subsidiaries as of December 31, 2018:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	Aliant Statutory Trust II	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Masters Coverage Corp.	New York	100%
	New York Metro Title Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	Valley Securities Holdings, LLC	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB New York, LLC	New York	100%
	VNB Route 23 Realty LLC	New Jersey	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	Life Line Planning, Inc.	New York	100%
	RISC One, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	SAR II, Inc.	New Jersey	100%
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
(e)	Subsidiary of SAR II, Inc.:
	VNB Realty, Inc.	New Jersey	100%
(f)	Subsidiary of Shrewsbury Capital Corporation:
	GCB Realty, LLC	New Jersey	100%
(g)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Ira Robbins, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File. *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

Item 16.	Form 10-K Summary
Not applicable.

147	2018 Form 10-K

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
Dated: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	President and Chief Executive Officer	February 28, 2019
Ira Robbins

/S/ ALAN D. ESKOW	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Corporate Secretary	February 28, 2019
Alan D. Eskow

/S/ MITCHELL L. CRANDELL	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Mitchell L. Crandell

GERALD H. LIPKIN*	Chairman of the Board and Director	February 28, 2019
Gerald H. Lipkin

ANDREW B. ABRAMSON*	Director	February 28, 2019
Andrew B. Abramson

PETER J. BAUM*	Director	February 28, 2019
Peter J. Baum

PAMELA R. BRONANDER*	Director	February 28, 2019
Pamela R. Bronander

ERIC P. EDELSTEIN*	Director	February 28, 2019
Eric P. Edelstein

GRAHAM O. JONES*	Director	February 28, 2019
Graham O. Jones

GERALD KORDE*	Director	February 28, 2019
Gerald Korde

MICHAEL L. LARUSSO*	Director	February 28, 2019
Michael L. LaRusso

MARC J. LENNER*	Director	February 28, 2019
Marc J. Lenner

2018 Form 10-K	148

Signature	Title	Date

SURESH L. SANI*	Director	February 28, 2019
Suresh L. Sani

MELISSA J. SCHULTZ*	Director	February 28, 2019
Melissa J. Schultz

JENNIFER W. STEANS	Director	February 28, 2019
Jennifer W. Steans

JEFFREY S. WILKS*	Director	February 28, 2019
Jeffrey S. Wilks

*

/S/ ALAN D. ESKOW	February 28, 2019
Alan D. Eskow, attorney-in fact.

149	2018 Form 10-K