Form 10-Q
period 2019-03-31
VALLEY NATIONAL BANCORP
filed 2019-05-09
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Stock, no par value	VLY	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series A, no par value	VLYPP	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series B, no par value	VLYPO	The Nasdaq Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 331,748,009 shares were outstanding as of May 7, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Cash and due from banks	$282,250	$251,541
Interest bearing deposits with banks	184,347	177,088
Investment securities:
Held to maturity (fair value of $2,066,970 at March 31, 2019 and $2,034,943 at December 31, 2018)	2,074,399	2,068,246
Available for sale	1,723,106	1,749,544
Total investment securities	3,797,505	3,817,790
Loans held for sale, at fair value	31,903	35,155
Loans	25,423,118	25,035,469
Less: Allowance for loan losses	(154,381)	(151,859)
Net loans	25,268,737	24,883,610
Premises and equipment, net	312,677	341,630
Lease right of use assets	289,669	—
Bank owned life insurance	440,845	439,602
Accrued interest receivable	100,722	95,296
Goodwill	1,084,665	1,084,665
Other intangible assets, net	73,580	76,990
Other assets	610,091	659,721
Total Assets	$32,476,991	$31,863,088
Liabilities
Deposits:
Non-interest bearing	$6,352,135	$6,175,495
Interest bearing:
Savings, NOW and money market	11,447,043	11,213,495
Time	7,108,318	7,063,984
Total deposits	24,907,496	24,452,974
Short-term borrowings	2,062,576	2,118,914
Long-term borrowings	1,499,727	1,654,268
Junior subordinated debentures issued to capital trusts	55,457	55,370
Lease liabilities	313,525	3,125
Accrued expenses and other liabilities	193,331	227,983
Total Liabilities	29,032,112	28,512,634
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2019 and December 31, 2018)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2019 and December 31, 2018)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 332,062,473 shares at March 31, 2019 and 331,634,951 shares at December 31, 2018)	116,466	116,240
Surplus	2,799,434	2,796,499
Retained earnings	375,983	299,642
Accumulated other comprehensive loss	(53,257)	(69,431)
Treasury stock, at cost (329,837 common shares at March 31, 2019 and 203,734 common shares at December 31, 2018)	(3,438)	(2,187)
Total Shareholders’ Equity	3,444,879	3,350,454
Total Liabilities and Shareholders’ Equity	$32,476,991	$31,863,088
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2019	2018
Interest Income
Interest and fees on loans	$288,277	$237,586
Interest and dividends on investment securities:
Taxable	22,876	21,323
Tax-exempt	4,804	5,721
Dividends	3,174	1,939
Interest on federal funds sold and other short-term investments	1,093	926
Total interest income	320,224	267,495
Interest Expense
Interest on deposits:
Savings, NOW and money market	36,283	22,317
Time	38,171	14,616
Interest on short-term borrowings	12,549	5,732
Interest on long-term borrowings and junior subordinated debentures	14,573	17,232
Total interest expense	101,576	59,897
Net Interest Income	218,648	207,598
Provision for credit losses	8,000	10,948
Net Interest Income After Provision for Credit Losses	210,648	196,650
Non-Interest Income
Trust and investment services	2,904	3,230
Insurance commissions	2,525	3,821
Service charges on deposit accounts	5,903	7,253
Losses on securities transactions, net	(32)	(765)
Fees from loan servicing	2,430	2,223
Gains on sales of loans, net	4,576	6,753
Gains (losses) on sales of assets, net	77,720	(97)
Bank owned life insurance	1,887	1,763
Other	9,760	8,070
Total non-interest income	107,673	32,251
Non-Interest Expense
Salary and employee benefits expense	83,105	93,292
Net occupancy and equipment expense	27,886	27,924
FDIC insurance assessment	6,121	5,498
Amortization of other intangible assets	4,311	4,293
Professional and legal fees	5,271	17,047
Amortization of tax credit investments	7,173	5,274
Telecommunication expense	2,268	3,594
Other	11,660	16,830
Total non-interest expense	147,795	173,752
Income Before Income Taxes	170,526	55,149
Income tax expense	57,196	13,184
Net Income	113,330	41,965
Dividends on preferred stock	3,172	3,172
Net Income Available to Common Shareholders	$110,158	$38,793
Earnings Per Common Share:
Basic	$0.33	$0.12
Diluted	0.33	0.12
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	331,601,260	330,727,416
Diluted	332,834,466	332,465,527
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$113,330	$41,965
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	16,267	(21,197)
Less reclassification adjustment for net losses included in net income	26	532
Total	16,293	(20,665)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(382)	1,960
Less reclassification adjustment for net losses included in net income	208	1,036
Total	(174)	2,996
Defined benefit pension plan
Amortization of net loss	55	112
Total other comprehensive income (loss)	16,174	(17,557)
Total comprehensive income	$129,504	$24,408
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	113,330	—	—	113,330
Other comprehensive income, net of tax	—	—	—	—	—	16,174	—	16,174
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,686)	—	—	(36,686)
Effect of stock incentive plan, net	—	302	226	2,935	(99)	—	(1,251)	1,811
Balance - March 31, 2019	$209,691	331,733	$116,466	$2,799,434	$375,983	$(53,257)	$(3,438)	$3,444,879

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2017	$209,691	264,469	$92,727	$2,060,356	$216,733	$(46,005)	$(337)	$2,533,165
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	480	(480)	—	—
Reclassification due to the adoption of ASU No. 2017-12	—	—	—	—	61	(61)	—	—
Adjustment due to the adoption of ASU No. 2016-16	—	—	—	—	(17,611)	—	—	(17,611)
Balance - January 1, 2018	209,691	264,469	92,727	2,060,356	199,663	(46,546)	(337)	2,515,554
Net income	—	—	—	—	41,965	—	—	41,965
Other comprehensive loss, net of tax	—	—	—	—	—	(17,557)	—	(17,557)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,635)	—	—	(36,635)
Effect of stock incentive plan, net	—	1,714	355	8,717	(2,266)	—	(169)	6,637
Common stock issued	—	65,007	22,742	715,121	—	—	348	738,211
Balance - March 31, 2018	$209,691	331,190	$115,824	$2,784,194	$199,555	$(64,103)	$(158)	$3,245,003

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$113,330	$41,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,798	7,247
Stock-based compensation	4,033	7,395
Provision for credit losses	8,000	10,948
Net amortization of premiums and accretion of discounts on securities and borrowings	7,560	8,495
Amortization of other intangible assets	4,311	4,293
Losses on securities transactions, net	32	765
Proceeds from sales of loans held for sale	196,165	237,360
Gains on sales of loans, net	(4,576)	(6,753)
Originations of loans held for sale	(89,564)	(227,660)
(Gains) losses on sales of assets, net	(77,720)	97
Net change in:
Cash surrender value of bank owned life insurance	(1,887)	(1,763)
Accrued interest receivable	(5,426)	(691)
Other assets	(38,990)	19,480
Accrued expenses and other liabilities	65,212	(15,295)
Net cash provided by operating activities	193,278	85,883
Cash flows from investing activities:
Net loan originations and purchases	(493,689)	(475,346)
Investment securities held to maturity:
Purchases	(77,670)	(52,945)
Maturities, calls and principal repayments	68,165	58,227
Investment securities available for sale:
Purchases	—	(174,047)
Sales	—	38,625
Maturities, calls and principal repayments	45,351	60,858
Death benefit proceeds from bank owned life insurance	644	560
Proceeds from sales of real estate property and equipment	101,916	7,378
Purchases of real estate property and equipment	(3,817)	(4,260)
Cash and cash equivalents acquired in acquisition	—	156,612
Net cash used in investing activities	(359,100)	(384,338)
Cash flows from financing activities:
Net change in deposits	454,522	241,541
Net change in short-term borrowings	(56,338)	219,809
Repayments of long-term borrowings	(155,000)	(50,000)
Cash dividends paid to preferred shareholders	—	(3,172)
Cash dividends paid to common shareholders	(37,053)	(29,611)
Purchase of common shares to treasury	(1,367)	(2,083)
Common stock issued, net	(855)	2,521
Other, net	(119)	—
Net cash provided by financing activities	203,790	379,005
Net change in cash and cash equivalents	37,968	80,550
Cash and cash equivalents at beginning of year	428,629	416,110
Cash and cash equivalents at end of period	$466,597	$496,660

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$93,405	$58,881
Federal and state income taxes	3,204	8,843
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$730	$145
Transfer of loans to loans held for sale	99,976	150,522
Lease right of use assets obtained in exchange for operating lease liabilities	289,669	—
Acquisition:
Non-cash assets acquired:
Investment securities held to maturity	$—	$214,217
Investment securities available for sale	—	308,385
Loans	—	3,736,984
Premises and equipment	—	62,066
Bank owned life insurance	—	49,052
Accrued interest receivable	—	12,123
Goodwill	—	394,028
Other intangible assets	—	45,906
Other assets	—	100,059
Total non-cash assets acquired	$—	$4,922,820
Liabilities assumed:
Deposits	$—	$3,564,843
Short-term borrowings	—	649,979
Long-term borrowings	—	87,283
Junior subordinated debentures issued to capital trusts	—	13,249
Accrued expenses and other liabilities	—	26,848
Total liabilities assumed	—	4,342,202
Net non-cash assets acquired	$—	$580,618
Net cash and cash equivalents acquired in acquisition	$—	$156,612
Common stock issued in acquisition	$—	$737,230
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2019 and for all periods presented have been made. The results of operations for the three months ended on March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.
In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses, purchased credit impaired loans, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018.
Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except for share data)
Net income available to common shareholders	$110,158	$38,793
Basic weighted average number of common shares outstanding	331,601,260	330,727,416
Plus: Common stock equivalents	1,233,206	1,738,111
Diluted weighted average number of common shares outstanding	332,834,466	332,465,527
Earnings per common share:
Basic	$0.33	$0.12
Diluted	0.33	0.12

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units, common stock options, and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of

Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options equaled approximately 1.3 million for the three months ended March 31, 2019. Anti-dilutive warrants and common stock options equaled 2.9 million shares for the three months ended March 31, 2018. All of Valley's outstanding warrants expired unexercised in the fourth quarter of 2018.
Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2019:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2018	$(33,559)	$(4,031)	$(31,841)	$(69,431)
Other comprehensive income (loss) before reclassification	16,267	(382)	—	15,885
Amounts reclassified from other comprehensive income (loss)	26	208	55	289
Other comprehensive income (loss), net	16,293	(174)	55	16,174
Balance at March 31, 2019	$(17,266)	$(4,205)	$(31,786)	$(53,257)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2019 and 2018:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2019	2018	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$(32)	$(743)	Losses on securities transactions, net
Tax effect	6	211
Total net of tax	(26)	(532)
Unrealized losses on derivatives (cash flow hedges) before tax	(290)	(1,451)	Interest expense
Tax effect	82	415
Total net of tax	(208)	(1,036)
Defined benefit pension plan:
Amortization of net loss	(78)	(157)	*
Tax effect	23	45
Total net of tax	(55)	(112)
Total reclassifications, net of tax	$(289)	$(1,680)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

Note 4. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in 2019

Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)” and subsequent related updates require lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires lessees to recognize a right of use (ROU) asset and related lease liability for all leases with a term longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Leases will continue to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

Effective January 1, 2019, Valley adopted ASU No. 2016-02 (and subsequent related updates) and recorded ROU assets of approximately $216 million (net of the reversal of the deferred rent liability at such date) and lease obligations of approximately $241 million. Valley elected the "package of practical expedients," as permitted under the transition guidance within Topic 842.  The practical expedients enable Valley to carry forward lease classifications under the prior accounting guidance (Topic 840). Additionally, the expedients enable the use of hindsight, through which Valley reassessed the likelihood of extending leases under extension clauses available to Valley. This shortened the expected lives of certain leases. As a result, Valley recorded a $4.4 million (net of tax) credit adjustment to the opening balance of retained earnings as of January 1, 2019. Valley also made accounting policy elections to (i) separate non-lease components from its lease obligations with the non-lease components being charged to earnings when incurred and to (ii) exclude short-term leases of 12 months or less from the balance sheet. The comparative periods prior to the adoption date of Topic 842 will continue to be presented in the financial statements in accordance with prior GAAP (Topic 840). See Note 9 for the additional required disclosures.
ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" shortens the amortization period for certain callable debt securities held at a premium. ASU No. 2017-08 requires the premium to be amortized to the earliest call date. The accounting for securities held at a discount does not change and the discount continues to be amortized as an adjustment to yield over the contractual life (to maturity) of the instrument. ASU No. 2017-08 was effective for Valley on January 1, 2019 and was applied using the modified retrospective method, resulting in a cumulative-effect adjustment to the opening balance of retained earnings totaling $1.4 million (net of tax) as of January 1, 2019. ASU No. 2017-08 did not have a significant impact on Valley's consolidated financial statements.

ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" reinstates the fair value exception in ASC 840, in which lessors will measure fair value, at lease commencement, as cost, reflecting any applicable volume or trade discounts. ASU No. 2019-01 also requires lessors that are depository or lending institutions in the scope of ASC 842 to classify the principal portion of lease payments received under sales-type and direct financing leases as cash flows from investing activities. The interest portion of those and all lease payments received under operating leases are classified as cash flows from operating activities. Effective January 1, 2019, Valley early adopted ASU No. 2019-01 concurrent with its adoption of the ASC 842. The adoption of ASU No. 2019-01 did not have a material impact on Valley's consolidated financial statements.

New Accounting Guidance Not Yet Adopted

ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. The most significant provisions of the ASU relate to how companies will estimate expected credit losses under Topic 326 by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. ASU No. 2019-04 is effective for Valley for reporting periods beginning

January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. See more details regarding our current implementation of Topic 326 and ASU No. 2016-13 below.

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

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on all expected losses over the lives of the assets rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley’s implementation effort is managed through several cross-functional working groups. These groups continue to evaluate the requirements of the new standard, assess its impact on current operational processes, and develop loss models that accurately project lifetime expected loss estimates. Valley expects that the adoption of ASU No. 2016-13 will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the non-accretable difference (as defined in Note 7) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation but will depend upon the nature and characteristics of Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.
Note 5. Fair Value Measurement of Assets and Liabilities

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•
Level 1    - Unadjusted exchange quoted prices in active markets for identical assets or liabilities, or identical liabilities traded as assets that the reporting entity has the ability to access at the measurement date.

•
Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly (i.e., quoted prices on similar assets) for substantially the full term of the asset or liability.

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2019 and December 31, 2018. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2019	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$49,854	$49,854	$—	$—
U.S. government agency securities	34,553	—	34,553	—
Obligations of states and political subdivisions	193,950	—	193,950	—
Residential mortgage-backed securities	1,409,616	—	1,409,616	—
Corporate and other debt securities	35,133	—	35,133	—
Total available for sale	1,723,106	49,854	1,673,252	—
Loans held for sale (1)	31,903	—	31,903	—
Other assets (2)	79,252	—	79,252	—
Total assets	$1,834,261	$49,854	$1,784,407	$—
Liabilities
Other liabilities (2)	$22,676	$—	$22,676	$—
Total liabilities	$22,676	$—	$22,676	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$46,025	$—	$—	$46,025
Loan servicing rights	1,938	—	—	1,938
Foreclosed assets	6,431	—	—	6,431
Total	$54,394	$—	$—	$54,394

		Fair Value Measurements at Reporting Date Using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $31.1 million and $34.6 million at March 31, 2019 and December 31, 2018, respectively.

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

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2019 and December 31, 2018 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2019 and December 31, 2018), is determined based on the current market prices for similar instruments provided by Fannie Mae and Freddie Mac. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2019 and December 31, 2018.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At March 31, 2019, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended March 31, 2019, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. There were no collateral dependent loan charge-offs to the allowance for loan losses for the three months ended March 31, 2019 and 2018. At March 31, 2019, collateral dependent impaired loans with a total recorded investment of $76.1 million were reduced by specific valuation allowance allocations totaling $30.1 million to a reported total net carrying amount of $46.0 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2019, the fair value model used prepayment speeds (stated as constant prepayment rates) from 0 percent up to 29 percent and a discount rate of 8 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Valley recorded net impairment charges on its loan servicing rights totaling $24 thousand for the three months ended March 31, 2019 as compared to net recoveries of net impairment charges totaling $227 thousand for the three months ended March 31, 2018, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at March 31, 2019. At March 31, 2019, foreclosed assets included $6.3 million of assets that were measured at fair value upon initial recognition or subsequently re-measured during the quarter ended March 31, 2019. The foreclosed assets charge-offs to the allowance for the loan losses totaled $788 thousand and $541 thousand for the three months ended March 31, 2019 and 2018, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in immaterial net losses within non-interest expense for the three months ended March 31, 2019. There were no foreclosed assets that were remeasured at fair value subsequent to their initial recognition for the three months ended March 31, 2018.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2019 and December 31, 2018 were as follows:

	Fair Value Hierarchy	March 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$282,250	$282,250	$251,541	$251,541
Interest bearing deposits with banks	Level 1	184,347	184,347	177,088	177,088
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,478	142,899	138,517	142,049
U.S. government agency securities	Level 2	8,236	8,069	8,721	8,641
Obligations of states and political subdivisions	Level 2	551,501	559,838	585,656	586,033
Residential mortgage-backed securities	Level 2	1,306,625	1,292,364	1,266,770	1,235,605
Trust preferred securities	Level 2	37,309	31,601	37,332	31,486
Corporate and other debt securities	Level 2	32,250	32,199	31,250	31,129
Total investment securities held to maturity		2,074,399	2,066,970	2,068,246	2,034,943
Net loans	Level 3	25,268,737	24,766,120	24,883,610	24,068,755
Accrued interest receivable	Level 1	100,722	100,722	95,296	95,296
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	222,630	222,630	232,080	232,080
Financial liabilities
Deposits without stated maturities	Level 1	17,799,178	17,799,178	17,388,990	17,388,990
Deposits with stated maturities	Level 2	7,108,318	7,127,215	7,063,984	7,005,573
Short-term borrowings	Level 1	2,062,576	2,006,439	2,118,914	2,091,892
Long-term borrowings	Level 2	1,499,727	1,615,030	1,654,268	1,751,194
Junior subordinated debentures issued to capital trusts	Level 2	55,457	55,474	55,370	55,692
Accrued interest payable (2)	Level 1	33,933	33,933	25,762	25,762

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Note 6. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2019
U.S. Treasury securities	$138,478	$4,421	$—	$142,899
U.S. government agency securities	8,236	16	(183)	8,069
Obligations of states and political subdivisions:
Obligations of states and state agencies	315,954	5,994	(2,086)	319,862
Municipal bonds	235,547	4,562	(133)	239,976
Total obligations of states and political subdivisions	551,501	10,556	(2,219)	559,838
Residential mortgage-backed securities	1,306,625	6,970	(21,231)	1,292,364
Trust preferred securities	37,309	68	(5,776)	31,601
Corporate and other debt securities	32,250	144	(195)	32,199
Total investment securities held to maturity	$2,074,399	$22,175	$(29,604)	$2,066,970
December 31, 2018
U.S. Treasury securities	$138,517	$3,532	$—	$142,049
U.S. government agency securities	8,721	55	(135)	8,641
Obligations of states and political subdivisions:
Obligations of states and state agencies	341,702	4,332	(5,735)	340,299
Municipal bonds	243,954	3,141	(1,361)	245,734
Total obligations of states and political subdivisions	585,656	7,473	(7,096)	586,033
Residential mortgage-backed securities	1,266,770	3,203	(34,368)	1,235,605
Trust preferred securities	37,332	77	(5,923)	31,486
Corporate and other debt securities	31,250	96	(217)	31,129
Total investment securities held to maturity	$2,068,246	$14,436	$(47,739)	$2,034,943

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2019 and December 31, 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2019
U.S. government agency securities	$—	$—	$5,707	$(183)	$5,707	$(183)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	100,897	(2,086)	100,897	(2,086)
Municipal bonds	1,188	(20)	15,236	(113)	16,424	(133)
Total obligations of states and political subdivisions	1,188	(20)	116,133	(2,199)	117,321	(2,219)
Residential mortgage-backed securities	13,136	(85)	835,504	(21,146)	848,640	(21,231)
Trust preferred securities	—	—	30,180	(5,776)	30,180	(5,776)
Corporate and other debt securities	4,947	(53)	4,858	(142)	9,805	(195)
Total	$19,271	$(158)	$992,382	$(29,446)	$1,011,653	$(29,604)
December 31, 2018
U.S. government agency securities	$—	$—	$6,074	$(135)	$6,074	$(135)
Obligations of states and political subdivisions:
Obligations of states and state agencies	16,098	(266)	138,437	(5,469)	154,535	(5,735)
Municipal bonds	3,335	(37)	60,078	(1,324)	63,413	(1,361)
Total obligations of states and political subdivisions	19,433	(303)	198,515	(6,793)	217,948	(7,096)
Residential mortgage-backed securities	72,240	(852)	846,671	(33,516)	918,911	(34,368)
Trust preferred securities	—	—	30,055	(5,923)	30,055	(5,923)
Corporate and other debt securities	9,948	(52)	4,835	(165)	14,783	(217)
Total	$101,621	$(1,207)	$1,086,150	$(46,532)	$1,187,771	$(47,739)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 268 at March 31, 2019 and 378 at December 31, 2018.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at March 31, 2019 mostly related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at March 31, 2019 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at March 31, 2019.
As of March 31, 2019, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.2 billion.
The contractual maturities of investments in debt securities held to maturity at March 31, 2019 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$25,484	$25,583
Due after one year through five years	252,960	257,616
Due after five years through ten years	250,865	260,318
Due after ten years	238,465	231,089
Residential mortgage-backed securities	1,306,625	1,292,364
Total investment securities held to maturity	$2,074,399	$2,066,970

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 8.0 years at March 31, 2019.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2019
U.S. Treasury securities	$50,969	$—	$(1,115)	$49,854
U.S. government agency securities	34,734	57	(238)	34,553
Obligations of states and political subdivisions:
Obligations of states and state agencies	97,111	189	(2,840)	94,460
Municipal bonds	99,286	500	(296)	99,490
Total obligations of states and political subdivisions	196,397	689	(3,136)	193,950
Residential mortgage-backed securities	1,429,847	3,093	(23,324)	1,409,616
Corporate and other debt securities	35,410	102	(379)	35,133
Total investment securities available for sale	$1,747,357	$3,941	$(28,192)	$1,723,106
December 31, 2018
U.S. Treasury securities	$50,975	$—	$(1,669)	$49,306
U.S. government agency securities	36,844	71	(638)	36,277
Obligations of states and political subdivisions:
Obligations of states and state agencies	100,777	18	(3,682)	97,113
Municipal bonds	101,207	209	(1,437)	99,979
Total obligations of states and political subdivisions	201,984	227	(5,119)	197,092
Residential mortgage-backed securities	1,469,059	1,484	(40,761)	1,429,782
Corporate and other debt securities	37,542	213	(668)	37,087
Total investment securities available for sale	$1,796,404	$1,995	$(48,855)	$1,749,544

The age of unrealized losses and fair value of related securities available for sale at March 31, 2019 and December 31, 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2019
U.S. Treasury securities	$—	$—	$49,852	$(1,115)	$49,852	$(1,115)
U.S. government agency securities	—	—	27,180	(238)	27,180	(238)
Obligations of states and political subdivisions:
Obligations of states and state agencies	1,549	(2)	65,205	(2,838)	66,754	(2,840)
Municipal bonds	1,624	(47)	40,689	(249)	42,313	(296)
Total obligations of states and political subdivisions	3,173	(49)	105,894	(3,087)	109,067	(3,136)
Residential mortgage-backed securities	24,221	(98)	1,163,750	(23,226)	1,187,971	(23,324)
Corporate and other debt securities	7,394	(106)	14,642	(273)	22,036	(379)
Total	$34,788	$(253)	$1,361,318	$(27,939)	$1,396,106	$(28,192)
December 31, 2018
U.S. Treasury securities	$—	$—	$49,306	$(1,669)	$49,306	$(1,669)
U.S. government agency securities	2,120	(20)	26,775	(618)	28,895	(638)
Obligations of states and political subdivisions:
Obligations of states and state agencies	17,560	(95)	75,718	(3,587)	93,278	(3,682)
Municipal bonds	5,018	(106)	70,286	(1,331)	75,304	(1,437)
Total obligations of states and political subdivisions	22,578	(201)	146,004	(4,918)	168,582	(5,119)
Residential mortgage-backed securities	119,645	(668)	1,221,942	(40,093)	1,341,587	(40,761)
Corporate and other debt securities	12,339	(161)	12,397	(507)	24,736	(668)
Total	$156,682	$(1,050)	$1,456,424	$(47,805)	$1,613,106	$(48,855)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2019 was 449 as compared to 545 at December 31, 2018.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at March 31, 2019 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.
As of March 31, 2019, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of debt securities available for sale at March 31, 2019 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$5,705	$5,692
Due after one year through five years	127,911	126,534
Due after five years through ten years	72,288	70,620
Due after ten years	111,606	110,644
Residential mortgage-backed securities	1,429,847	1,409,616
Total investment securities available for sale	$1,747,357	$1,723,106

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 8.3 years at March 31, 2019.
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

There were no other-than-temporary impairment losses on securities recognized in earnings for the three months ended March 31, 2019 and 2018. Management does not believe that any individual unrealized loss as of March 31, 2019 included in the investment portfolio tables above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities.

Realized Gains and Losses

Net losses on securities transactions totaled $32 thousand and $765 thousand for the three months ended March 31, 2019 and 2018, respectively. Net losses on securities transactions for the three months ended March 31, 2018 were mainly related to sales of equity securities classified as available for sale prior to the adoption of ASU No. 2016-01 on January 1, 2018 and certain municipal securities from the acquisition of USAmeriBancorp, Inc. on January 1, 2018.

Note 7. Loans

The detail of the loan portfolio as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019			December 31, 2018
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Loans:
Commercial and industrial	$3,786,742	$718,185	$4,504,927	$3,590,375	$740,657	$4,331,032
Commercial real estate:
Commercial real estate	10,189,388	2,476,037	12,665,425	9,912,309	2,494,966	12,407,275
Construction	1,199,741	254,458	1,454,199	1,122,348	365,784	1,488,132
Total commercial real estate loans	11,389,129	2,730,495	14,119,624	11,034,657	2,860,750	13,895,407
Residential mortgage	3,660,983	410,254	4,071,237	3,682,984	428,416	4,111,400
Consumer:
Home equity	381,217	131,849	513,066	371,340	145,749	517,089
Automobile	1,347,405	354	1,347,759	1,319,206	365	1,319,571
Other consumer	853,302	13,203	866,505	846,821	14,149	860,970
Total consumer loans	2,581,924	145,406	2,727,330	2,537,367	160,263	2,697,630
Total loans	$21,418,778	$4,004,340	$25,423,118	$20,845,383	$4,190,086	$25,035,469

Total loans (excluding PCI covered loans) include net unearned premiums and deferred loan costs of $20.5 million and $21.5 million at March 31, 2019 and December 31, 2018, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $4.2 billion and $4.4 billion at March 31, 2019 and December 31, 2018, respectively.

Valley transferred $100.0 million and $150.5 million of residential mortgage loans from the loan portfolio to loans held for sale during the three months ended March 31, 2019 and 2018, respectively. There were no other sales of loans from the held for investment portfolio during the three months ended March 31, 2019 and 2018.

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

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$875,958	$282,009
Acquisition	—	559,907
Accretion	(53,492)	(65,131)
Net increase in expected cash flows	68,305	—
Balance, end of period	$890,771	$776,785

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. Based upon the most recent reforecasted cash flows during the first quarter of 2019, the net increase in accretable yield for the three months ended March 31, 2019 was largely driven by the impact of current interest rate environment on the adjustable portion of the PCI loan portfolio, changes in the expected duration of certain loan pools and additional advances on lines of credit.

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at March 31, 2019 and December 31, 2018:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2019
Commercial and industrial	$5,120	$1,756	$2,670	$76,270	$85,816	$3,700,926	$3,786,742
Commercial real estate:
Commercial real estate	39,362	2,156	—	2,663	44,181	10,145,207	10,189,388
Construction	1,911	—	—	378	2,289	1,197,452	1,199,741
Total commercial real estate loans	41,273	2,156	—	3,041	46,470	11,342,659	11,389,129
Residential mortgage	15,856	3,635	1,402	11,921	32,814	3,628,169	3,660,983
Consumer loans:
Home equity	797	19	—	1,806	2,622	378,595	381,217
Automobile	5,024	917	513	148	6,602	1,340,803	1,347,405
Other consumer	826	54	10	224	1,114	852,188	853,302
Total consumer loans	6,647	990	523	2,178	10,338	2,571,586	2,581,924
Total	$68,896	$8,537	$4,595	$93,410	$175,438	$21,243,340	$21,418,778
December 31, 2018
Commercial and industrial	$13,085	$3,768	$6,156	$70,096	$93,105	$3,497,270	$3,590,375
Commercial real estate:
Commercial real estate	9,521	530	27	2,372	12,450	9,899,859	9,912,309
Construction	2,829	—	—	356	3,185	1,119,163	1,122,348
Total commercial real estate loans	12,350	530	27	2,728	15,635	11,019,022	11,034,657
Residential mortgage	16,576	2,458	1,288	12,917	33,239	3,649,745	3,682,984
Consumer loans:
Home equity	872	40	—	2,156	3,068	368,272	371,340
Automobile	7,973	1,299	308	80	9,660	1,309,546	1,319,206
Other consumer	895	47	33	419	1,394	845,427	846,821
Total consumer loans	9,740	1,386	341	2,655	14,122	2,523,245	2,537,367
Total	$51,751	$8,142	$7,812	$88,396	$156,101	$20,689,282	$20,845,383

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents information about impaired loans by loan portfolio class at March 31, 2019 and December 31, 2018:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
March 31, 2019
Commercial and industrial	$12,658	$93,412	$106,070	$116,256	$31,508
Commercial real estate:
Commercial real estate	17,046	26,395	43,441	45,473	2,615
Construction	414	—	414	416	—
Total commercial real estate loans	17,460	26,395	43,855	45,889	2,615
Residential mortgage	6,181	6,512	12,693	13,769	676
Consumer loans:
Home equity	324	574	898	997	51
Total consumer loans	324	574	898	997	51
Total	$36,623	$126,893	$163,516	$176,911	$34,850
December 31, 2018
Commercial and industrial	$8,339	$89,513	$97,852	$104,007	$29,684
Commercial real estate:
Commercial real estate	16,732	25,606	42,338	44,337	2,615
Construction	803	457	1,260	1,260	13
Total commercial real estate loans	17,535	26,063	43,598	45,597	2,628
Residential mortgage	7,826	6,078	13,904	14,948	600
Consumer loans:
Home equity	125	1,146	1,271	1,366	113
Total consumer loans	125	1,146	1,271	1,366	113
Total	$33,825	$122,800	$156,625	$165,918	$33,025

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$117,089	$571	$90,069	$714
Commercial real estate:
Commercial real estate	44,789	719	55,493	616
Construction	822	1	2,217	23
Total commercial real estate loans	45,611	720	57,710	639
Residential mortgage	13,898	143	14,098	165
Consumer loans:
Home equity	1,136	11	2,026	33
Total consumer loans	1,136	11	2,026	33
Total	$177,734	$1,445	$163,903	$1,551

Interest income recognized on a cash basis (included in the table above) was immaterial for the three months ended March 31, 2019 and 2018.

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
Performing TDRs (not reported as non-accrual loans) totaled $73.1 million and $77.2 million as of March 31, 2019 and December 31, 2018, respectively. Non-performing TDRs totaled $64.9 million and $55.0 million as of March 31, 2019 and December 31, 2018, respectively.

The following table presents non-PCI loans by loan class modified as TDRs during the three months ended March 31, 2019 and 2018. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019			2018
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	36	$23,553	$23,241	6	$3,908	$3,777
Commercial real estate:
Commercial real estate	1	1,597	1,597	1	196	195
Construction	—	—	—	1	32	23
Total commercial real estate	1	1,597	1,597	2	228	218
Residential mortgage	—	—	—	3	587	581
Consumer	—	—	—	1	88	86
Total	37	$25,150	$24,838	12	$4,811	$4,662

The total TDRs presented in the above table had allocated specific reserves for loan losses of approximately $7.9 million and $1.0 million for March 31, 2019 and 2018. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in the "Impaired Loans" section above. There were $913 thousand of partial charge-offs related to TDR modifications during the three months ended March 31, 2019 and no charge-offs for such loans during the three months ended March 31, 2018.

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	10	$8,626	—	$—
Commercial real estate	—	—	1	165
Residential mortgage	5	702	—	—
Consumer	1	18	—	—
Total	16	$9,346	1	$165

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
The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) at March 31, 2019 and December 31, 2018 based on the most recent analysis performed:

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
March 31, 2019
Commercial and industrial	$3,595,459	$37,340	$80,011	$73,932	$3,786,742
Commercial real estate	10,098,803	45,373	44,279	933	10,189,388
Construction	1,197,680	1,684	377	—	1,199,741
Total	$14,891,942	$84,397	$124,667	$74,865	$15,175,871
December 31, 2018
Commercial and industrial	$3,399,426	$31,996	$92,320	$66,633	$3,590,375
Commercial real estate	9,828,744	30,892	51,710	963	9,912,309
Construction	1,121,321	215	812	—	1,122,348
Total	$14,349,491	$63,103	$144,842	$67,596	$14,625,032

At March 31, 2019 and December 31, 2018, the commercial and industrial loans rated substandard and doubtful in the above table included performing TDR taxi medallion loans and non-accrual (but mostly performing to their contractual terms) taxi medallion loans, respectively.

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2019 and December 31, 2018:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
March 31, 2019
Residential mortgage	$3,649,062	$11,921	$3,660,983
Home equity	379,411	1,806	381,217
Automobile	1,347,257	148	1,347,405
Other consumer	853,078	224	853,302
Total	$6,228,808	$14,099	$6,242,907
December 31, 2018
Residential mortgage	$3,670,067	$12,917	$3,682,984
Home equity	369,184	2,156	371,340
Automobile	1,319,126	80	1,319,206
Other consumer	846,402	419	846,821
Total	$6,204,779	$15,572	$6,220,351

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of March 31, 2019 and December 31, 2018:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
March 31, 2019
Commercial and industrial	$690,301	$27,884	$718,185
Commercial real estate	2,455,693	20,344	2,476,037
Construction	253,476	982	254,458
Residential mortgage	405,111	5,143	410,254
Consumer	143,577	1,829	145,406
Total	$3,948,158	$56,182	$4,004,340
December 31, 2018
Commercial and industrial	$710,045	$30,612	$740,657
Commercial real estate	2,478,990	15,976	2,494,966
Construction	364,815	969	365,784
Residential mortgage	421,609	6,807	428,416
Consumer	158,502	1,761	160,263
Total	$4,133,961	$56,125	$4,190,086

Other real estate owned (OREO) totaled $7.3 million and $9.5 million at March 31, 2019 and December 31, 2018, respectively. OREO included foreclosed residential real estate properties totaling $1.5 million and $852 thousand at March 31, 2019 and December 31, 2018, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.2 million and $1.8 million at March 31, 2019 and December 31, 2018, respectively.

Note 8. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at March 31, 2019 and December 31, 2018.
The following table summarizes the allowance for credit losses at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$154,381	$151,859
Allowance for unfunded letters of credit	4,580	4,436
Total allowance for credit losses	$158,961	$156,295

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$7,856	$10,702
Provision for unfunded letters of credit	144	246
Total provision for credit losses	$8,000	$10,948

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2019
Allowance for loan losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(4,282)	—	(2,028)	(15)	(6,325)
Charged-off loans recovered	483	21	1	486	991
Net (charge-offs) recoveries	(3,799)	21	(2,027)	471	(5,334)
Provision for loan losses	7,473	(1,909)	2,125	167	7,856
Ending balance	$94,630	$47,762	$5,139	$6,850	$154,381
Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(131)	(310)	(68)	(1,211)	(1,720)
Charged-off loans recovered	2,107	369	80	468	3,024
Net recoveries (charge-offs)	1,976	59	12	(743)	1,304
Provision for loan losses	7,338	1,666	483	1,215	10,702
Ending balance	$66,546	$56,679	$4,100	$5,537	$132,862

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2019 and December 31, 2018. Loans individually evaluated for impairment represent Valley's impaired loans. Loans acquired with discounts related to credit quality represent Valley's PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$31,508	$2,615	$676	$51	$34,850
Collectively evaluated for impairment	63,122	45,147	4,463	6,799	119,531
Total	$94,630	$47,762	$5,139	$6,850	$154,381
Loans:
Individually evaluated for impairment	$106,070	$43,855	$12,693	$898	$163,516
Collectively evaluated for impairment	3,680,672	11,345,274	3,648,290	2,581,026	21,255,262
Loans acquired with discounts related to credit quality	718,185	2,730,495	410,254	145,406	4,004,340
Total	$4,504,927	$14,119,624	$4,071,237	$2,727,330	$25,423,118
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$29,684	$2,628	$600	$113	$33,025
Collectively evaluated for impairment	61,272	47,022	4,441	6,099	118,834
Total	$90,956	$49,650	$5,041	$6,212	$151,859
Loans:
Individually evaluated for impairment	$97,852	$43,598	$13,904	$1,271	$156,625
Collectively evaluated for impairment	3,492,523	10,991,059	3,669,080	2,536,096	20,688,758
Loans acquired with discounts related to credit quality	740,657	2,860,750	428,416	160,263	4,190,086
Total	$4,331,032	$13,895,407	$4,111,400	$2,697,630	$25,035,469
Note 9. Leases
Lessor Arrangements
Valley's lessor arrangements primarily consist of direct financing and sales-type leases for equipment included in the commercial and industrial loan portfolio. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
At March 31, 2019, the total net investment in direct financing and sales-type leases was $351.2 million, comprised of $350.0 million in lease receivables and $1.2 million in unguaranteed residuals. Total lease income was $4.3 million for the three months ended March 31, 2019.
Lessee Arrangements
Valley's lessee arrangements predominantly consist of operating and finance leases for premises and equipment. The majority of the operating leases include one or more options to renew, that can significantly extend the lease terms. Valley’s leases have a wide range of lease expirations through the year 2062.
Operating and finance leases are recognized as right of use (ROU) assets and lease liabilities in the consolidated statements of financial position. The ROU assets represent the right to use underlying assets for the lease terms and lease liabilities represent Valley’s obligations to make lease payments arising from the lease. The ROU assets include any prepaid lease payments and initial direct costs, less any lease incentives. At the commencement dates of leases, ROU assets and lease liabilities are initially recognized based on their net present values with the lease terms including options to extend or terminate the lease when Valley is reasonably certain that the options will be exercised to extend. ROU assets are amortized into net occupancy and equipment expense over the expected lives of the leases.
Lease liabilities are discounted to their net present values on the balance sheet based on incremental borrowing rates as determined at the lease commencement dates using quoted interest rates for readily available borrowings, such as fixed rate FHLB advances, with similar terms as the lease obligations. Lease liabilities are reduced by actual lease payments.

During March 2019, Valley closed a sale-leaseback transaction for 26 properties, consisting of 25 branches and 1 corporate office, for an aggregate sales price of $100.5 million. As a result, Valley recorded a pre-tax net gain totaling $78.5 million during the first quarter of 2019. Additionally, Valley recorded ROU assets and lease obligations totaling $78.4 million, respectively, for the lease of the 26 properties with an expected term of 12 years. The lease was determined to be an operating lease and Valley expects to record lease costs of approximately $7.9 million within occupancy and equipment expense on a straight-line basis annually over the term of the lease.
The following table presents the components of ROU assets and lease liabilities by lease type at March 31, 2019.

March 31, 2019
(in thousands)
ROU assets:
Operating leases	$288,577
Finance leases	1,092
Total	$289,669
Lease liabilities:
Operating leases	$311,362
Finance leases	2,163
Total	$313,525

The following table presents the components by lease type, of total lease cost recognized in the consolidated statement of income for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
(in thousands)
Finance lease cost:
Amortization of ROU assets	$73
Interest on lease liabilities	52
Operating lease cost	6,974
Short-term lease cost	75
Variable lease cost	948
Sublease income	(903)
Total lease cost (included in net occupancy and equipment expense)	$7,219

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,199
Operating cash flows from finance leases	52
Financing cash flows from finance leases	119

The following table presents supplemental information related to leases at March 31, 2019:

March 31, 2019
Weighted-average remaining lease term
Operating leases	13.23 years
Finance leases	3.75 years
Weighted-average discount rate
Operating leases	3.72%
Finance leases	8.25%

The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of March 31, 2019:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2019	$86,787	$26,352	$513
2020	96,830	35,103	684
2021	80,580	34,295	684
2022	59,226	32,639	684
2023	37,135	29,195	—
Thereafter	23,260	244,608	—
Total lease payments	383,818	402,192	2,565
Less: present value discount	(33,823)	(90,830)	(402)
Total	$349,995	$311,362	$2,163

The following table presents minimum aggregate lease payments in accordance with Topic 840 at March 31, 2018:

	Gross Rents	Sublease Income	Net Rents
	(in thousands)
2018	$20,776	$1,644	$19,132
2019	27,570	2,124	25,446
2020	27,709	2,077	25,632
2021	26,872	2,009	24,863
2022	25,860	1,891	23,969
Thereafter	270,431	8,130	262,301
Total lease payments	$399,218	$17,875	$381,343

Net occupancy and equipment expense included lease cost of $8.2 million, net of sublease income of $911 thousand for the three months ended March 31, 2018.
Note 10. Goodwill and Other Intangible Assets

Goodwill totaled $1.1 billion at March 31, 2019 and December 31, 2018. There were no changes to the carrying amounts of goodwill allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley's Annual Report on Form 10-K for the year ended December 31, 2018). There was no impairment of goodwill during the three months ended March 31, 2019 and 2018.

The following table summarizes other intangible assets as of March 31, 2019 and December 31, 2018:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2019
Loan servicing rights	$88,557	$(64,939)	$(107)	$23,511
Core deposits	80,470	(31,888)	—	48,582
Other	3,945	(2,458)	—	1,487
Total other intangible assets	$172,972	$(99,285)	$(107)	$73,580
December 31, 2018
Loan servicing rights	$87,354	$(63,161)	$(83)	$24,110
Core deposits	80,470	(29,136)	—	51,334
Other	3,945	(2,399)	—	1,546
Total other intangible assets	$171,769	$(94,696)	$(83)	$76,990

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.2 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2019 and 2018.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2019 through 2023:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2019	$4,305	$8,209	$176
2020	4,749	9,607	220
2021	3,750	8,252	206
2022	2,980	6,898	191
2023	2,372	5,544	131

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $4.3 million for the three months ended March 31, 2019 and 2018.
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
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of March 31, 2019, 4.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Restricted Stock. Prior to January 1, 2019, restricted stock was awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley did not award any restricted stock shares during the three months ended March 31, 2019 as compared to 1.1 million shares of time-based restricted stock awarded during the three months ended March 31, 2018 to executive officers, key employees and directors of Valley. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the three months ended March 31, 2018 was $11.81 per share.
Restricted Stock Units (RSUs). Valley granted 532 thousand and 450 thousand shares of performance-based RSUs to certain executive officers for the three months ended March 31, 2019 and 2018, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to our peer group. The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the three months ended March 31, 2019 and 2018 was $10.43 per share and $12.35 per share, respectively.

Valley recorded total stock-based compensation expense of $4.1 million and $8.0 million for the three months ended March 31, 2019 and 2018, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2019, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $25.4 million and will be recognized over an average remaining vesting period of 2.37 years.
Note 12. Derivative Instruments and Hedging Activities

Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Cash Flow Hedges of Interest Rate Risk. Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Valley uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty, respectively.

Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain of its fixed rate assets or liabilities due to changes in benchmark interest rates based on one-month LIBOR. From time to time, Valley has used interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same income statement line item as the loss or gain on the related derivatives.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2019, Valley had 18 credit swaps with an aggregate notional amount of $109.4 million related to risk participation agreements.

At March 31, 2019, Valley has one "steepener" swap with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

Valley regularly enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rate on Valley's commitments to fund the loans as well as on its portfolio of mortgage loans held for sale.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2019			December 31, 2018
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$1,317	$282,000	$—	$27	$332,000
Fair value hedge interest rate swaps	—	338	7,474	—	347	7,536
Total derivatives designated as hedging instruments	$—	$1,655	$289,474	$—	$374	$339,536
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$78,782	$20,436	$3,332,581	$48,642	$22,533	$3,390,578
Mortgage banking derivatives	470	585	103,947	337	774	105,247
Total derivatives not designated as hedging instruments	$79,252	$21,021	$3,436,528	$48,979	$23,307	$3,495,825

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at March 31, 2019 and December 31, 2018.

Gains (Losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(290)	$(1,451)
Amount of (loss) gain recognized in other comprehensive income (loss)	(550)	2,751

The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.2 million and $4.0 million at March 31, 2019 and December 31, 2018, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $1.8 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Derivative - interest rate swaps:
Interest income	$24	$131
Hedged item - loans:
Interest income	$(24)	$(131)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $4.1 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively, and was included in other non-interest income.
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at March 31, 2019 and December 31, 2018.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in thousands)
Loans	$7,811	$7,882	$337	$346

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(410)	$218

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2019, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $5.7 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
Note 13. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate swaps and caps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2019 and December 31, 2018.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
March 31, 2019
Assets:
Interest rate swaps	$78,782	$—	$78,782	$(4,494)	$—		$74,288
Liabilities:
Interest rate swaps	$22,091	$—	$22,091	$(4,494)	$(5,273)	(1)	$12,324
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$172,091	$—	$172,091	$(4,494)	$(155,273)		$12,324
December 31, 2018
Assets:
Interest rate swaps and caps	$48,642	$—	$48,642	$(1,214)	$—		$47,428
Liabilities:
Interest rate swaps and caps	$22,907	$—	$22,907	$(1,214)	$(1,852)	(1)	$19,841
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$172,907	$—	$172,907	$(1,214)	$(151,852)		$19,841

(1)	Represents the amount of collateral posted with derivative counterparties that offsets net liability positions.

(2)	Represents the fair value of non-cash pledged investment securities.
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

Valley’s tax credit investments are carried in other assets on the consolidated statements of financial condition. Valley’s unfunded capital and other commitments related to the tax credit investments are carried in accrued expenses and other liabilities on the consolidated statements of financial condition. Valley recognizes amortization of tax credit investments, including impairment losses, within non-interest expense of the consolidated statements of income using the equity method of accounting. After initial measurement, the carrying amounts of tax credit investments with non-readily determinable fair values, are increased to reflect Valley's share of income of the investee and are reduced to reflect its share of losses of the investee, dividends received and other-than-temporary impairments, if applicable (See "Other-Than-Temporary Impairment Analysis" section below).

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$35,278	$36,961
Other tax credit investments, net	55,669	68,052
Total tax credit investments, net	$90,947	$105,013
Other Liabilities:
Unfunded affordable housing tax credit commitments	$2,781	$4,520
Unfunded other tax credit commitments	8,756	8,756
Total unfunded tax credit commitments	$11,537	$13,276

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,713	$1,821
Other tax credit investment credits and tax benefits	2,803	5,485
Total reduction in income tax expense	$4,516	$7,306
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$673	$986
Affordable housing tax credit investment impairment losses	730	587
Other tax credit investment losses	987	537
Other tax credit investment impairment losses	4,783	3,164
Total amortization of tax credit investments recorded in non-interest expense	$7,173	$5,274

Other-Than-Temporary Impairment Analysis

An impairment loss is recognized when the fair value of the tax credit investment is less than its carrying value. The determination of whether a decline in value of a tax credit investment is other-than-temporary requires significant judgment and is performed separately for each investment. The tax credit investments are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, the following factors:

•	Evidence that we do not have the ability to recover the carrying amount of the investment;

•	The inability of the investee to sustain earnings;

•	A current fair value of the investment based upon cash flow projections that is less than the carrying amount; and

•	Change in the economic or technological environment that could adversely affect the investee’s operations

On a quarterly basis, Valley obtains financial reporting on the underlying investment assets for each fund from the Fund Manager who is independent of us and the Fund Sponsor. The financial reporting is reviewed for deterioration in the financial condition of the fund, the level of cash flows and any significant losses or impairment charges. Valley also regularly reviews the condition and continuing prospects of the underlying operations of the investment with the Fund Manager, including any observations from site visits and communications with the Fund Sponsor, if available. Annually, Valley obtains the audited financial statements prepared by an independent accounting firm for each investment, as well as the annual tax returns. Generally, none of the aforementioned review factors are individually conclusive and the relative importance of each factor will vary based on facts and circumstances. However, the longer the expected period of recovery, the stronger and more objective the positive evidence needs to be in order to overcome the presumption that the impairment is other than temporary. If management determines that a decline in value is other than temporary per its quarterly and annual reviews, including current probable cash flow projections, the applicable tax credit investment is written down to its fair value through an impairment charge to earnings, which establishes the new cost basis of the investment.

The aggregate unamortized investment related to three federal renewable energy tax credit funds sponsored by DC Solar represented approximately $2.4 million (or approximately $800 thousand for each fund) of the $68.1 million of net other tax credit investments reported as of December 31, 2018. These funds are described in detail in Note 15 below. During the first quarter of 2019, Valley determined that future cash flows related to the remaining investments in all three funds were not probable based upon new information available, including the sponsor’s current bankruptcy proceeding which were reclassified to Chapter 7 in late March 2019. As a result, we recognized an other-than-temporary impairment charge for the entire aggregate unamortized investment of $2.4 million within amortization of tax credit investments for the three months ended March 31, 2019.
Note 15. Income Taxes
A reconciliation of Valley’s gross unrecognized tax benefits at March 31, 2019 and 2018 are presented in the table below:

	Three Months Ended March 31,
	2019	2018

Beginning balance	$—	$4,238
Additions based on tax positions related to prior years	12,100	—
Ending balance	$12,100	$4,238

The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley accrued approximately $1.9 million and $1.8 million of interest associated with Valley’s uncertain tax positions at March 31, 2019 and 2018, respectively.
From 2013 to 2015, Valley invested in three federal renewable energy tax credit funds (Fund VI, Fund XII and Fund XIX) sponsored by DC Solar and claimed the related federal tax credit benefits of approximately $22.8 million in its consolidated financial statements during the same period. All three funds own mobile solar generator units leased to DC Solar Distributions, which stated its intention to sublease the units to third parties.
An entity shall initially recognize the financial statement effects of a tax position when it is more likely than not (or a likelihood of more than 50 percent), based on the technical merits, that the position will be sustained upon examination. The level of evidence that is necessary and appropriate to support an entity's assessment of the technical merits of a tax position is a matter of judgment that depends on all available information. At each of the investment dates, Valley obtained two tax opinions from national law firms that should successfully support the recognition of the tax credits in its tax returns if challenged by the IRS. Based upon management's review of the tax opinions on the investment’s legal structure, Valley recognized and measured each tax position at a 100 percent of the tax credit.
Valley's subsequent measurement of a tax position is based on management’s best judgment given the facts, circumstances, and information available at quarterly reporting date. A change in judgment that results in subsequent derecognition or change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the period in which the change occurs.
In late February 2019, Valley learned of Federal Bureau of Investigation (FBI) allegations of fraudulent conduct by DC Solar, including information about asset seizures of DC Solar property and assets of its principals and ongoing federal investigations. Since learning of the allegations, Valley has conducted an ongoing investigation coordinated with 10 other DC Solar fund investors, investors' outside counsel and a third party specialist. The facts uncovered to date by the investor group impact each investor differently, affecting their likelihood of loss and the ultimate amount of tax benefit likely to be recaptured. To date, over 91 percent of the 512 solar generator units owned by Valley's three funds have been positively identified by a third party specialist at several leasee and other locations throughout the United States. Valley has also learned through its investigation that the IRS has challenged the valuation appraisals of similar solar generator units that were used to determine the federal renewable energy tax credits related to another DC Solar fund owned by an unrelated investor.

Given the circumstances at this time and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, Valley currently expects a partial loss and tax benefit recapture. As a result of this assessment, Valley's first quarter of 2019 net income includes an increase to the provision for income taxes of $12.1 million, reflecting the reserve for uncertain tax liability position (shown in the table above) related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. Valley can provide no assurance that it will not recognize additional tax provisions related to this uncertain tax liability as management learns additional facts and information, or that Valley will not ultimately incur a complete loss on the related tax positions, which is currently estimated to be $28.8 million (inclusive of the $12.1 million provision for the first quarter of 2019).

Valley continuously monitors its tax positions for the underlying facts, circumstances, and information available including the federal investigation of DC Solar and changes in tax laws, case law and regulations that may necessitate subsequent de-recognition of previous tax benefits.
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018, include, but are not limited to:

•
due diligence issues or other matters prevent the expected sale and leaseback of three branch properties or expenses that reduce the additional pre-tax net gain expected to be recognized in the second quarter of 2019;

•	developments in the DC Solar bankruptcy and federal investigations that could require the recognition of additional tax provision charges related to uncertain tax liability positions;

•	higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in uncertain tax liability positions, tax laws, regulations and case law;

•	weakness or a decline in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;

•	the inability to grow customer deposits to keep pace with loan growth;

•	an increase in our allowance for credit losses due to higher than expected loan losses within one or more segments of our loan portfolio;

•	less than expected cost savings from Valley's branch transformation strategy and cost reduction plans;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At March 31, 2019, we identified our policies on the allowance for loan losses, purchased credit-impaired loans, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018.
New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2019, Valley had consolidated total assets of approximately $32.5 billion, total net loans of $25.3 billion, total deposits of $24.9 billion and total shareholders’ equity of $3.4 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 219 branch network, 56 percent, 17 percent, 20 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions, including our acquisition of USAmeriBancorp, Inc. ("USAB") on January 1, 2018.
Sale Leaseback Transaction. Valley closed a sale-leaseback transaction for 26 of the previously announced 29 properties in March 2019. The properties, consisting of 25 branches and 1 corporate location, were sold for an aggregate sales price of $100.5 million. The pre-tax net gain associated with the 26 properties was $78.5 million (after transaction-related expenses) for the first quarter of 2019.
Valley expects to close the sale of three additional properties during the second quarter of 2019, which remain subject to due diligence. The remaining properties are expected to result in a pre-tax net gain of more than $3 million.

Branch Transformation and Other Operational Improvements. As previously disclosed, Valley has embarked on a strategy to overhaul its retail network. During 2018, we identified several branches that did not meet certain internal performance measures. Of those identified, we closed 7 branches in 2018 and 13 additional branches during the first quarter of 2019. The estimated annual operating expense savings from the 20 branch closures is expected to be approximately $9 million. During the fourth quarter of 2018, we recognized severance costs of $2.7 million related to the branch closures and branch staff reductions.

For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform.

In addition, Valley recently announced a plan to improve its operating efficiencies. The annualized salary and benefit expense savings associated with the plan is expected to exceed $5 million, excluding $4.8 million of severance charges recognized in the first quarter of 2019. Valley expects to implement the majority of cost saves by the end of the second quarter of 2019.

Investment in DC Solar Funds. From 2013 to 2015, Valley invested in three federal renewable energy tax credit funds sponsored by DC Solar and claimed the related federal tax credit benefits of approximately $22.8 million in its consolidated financial statements during these periods. In late February 2019, we learned of allegations of fraudulent conduct by DC Solar, including information about asset seizures of DC Solar property and assets of its principals and ongoing federal investigations. We referred to these matters in our Annual Report on Form 10-K for 2018. Since learning of the allegations, Valley has conducted an ongoing investigation coordinated with 10 other DC Solar fund investors, investors' outside counsel and a third party specialist. The facts uncovered to date by the investor group impact each investor differently, affecting their likelihood of loss and the ultimate amount of tax benefit likely to be recaptured.

Given the circumstances that we are aware of at this time and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, we currently expect a partial loss and tax benefit recapture. As a result of this assessment, our first quarter of 2019 net income includes an increase to our provision for income taxes of $12.1 million, reflecting the reserve for uncertain tax liability positions related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. Additionally, we recognized a full write down of the related unamortized investments totaling $2.4 million (previously presented in other assets) due to other than temporary impairment losses during the first quarter of 2019. We can provide no assurance that we will not recognize additional tax provisions related to this uncertain tax liability as we learn additional facts and information, or that we will not ultimately incur a complete loss on the related tax positions, which is currently estimated to be $28.8 million (inclusive of the $12.1 million provision for the first quarter of 2019). See Notes 14 and 15 to the consolidated financial statements for additional information related to our tax credit investments and reserves for uncertain tax liability positions.
Quarterly Results. Net income for the first quarter of 2019 was $113.3 million, or $0.33 per diluted common share, compared to $42.0 million, or $0.12 per diluted common share, for the first quarter of 2018. The $71.4 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $75.4 million increase in non-interest income mostly related to a $78.5 million gain on the sale (and leaseback) of several Valley properties, (ii) a $26.0 million decrease in non-interest expense partly due to USAB merger expenses (mostly within salary and employee benefits and professional and legal fees) and litigation reserve charges of $13.4 million and $10.5 million, respectively, recognized in the first quarter of 2018, (iii) a $11.1 million increase in our net interest income mostly due to higher average loan balances driven by strong organic loan growth over the last 12 months and (iv) a $2.9 million decrease in our provision for credit losses, partially offset by (v) a $44.0 million increase in income tax expense largely due to higher pre-tax income and an additional provision for income taxes of $12.1 million related to uncertain tax liability positions at March 31, 2019. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense", and "Income Taxes" sections below for more details on the items above impacting our first quarter 2019 results, as well as other items discussed elsewhere in this MD&A.

Operating Environment. During the first quarter of 2019, real gross domestic product expanded 3.2 percent compared to 2.2 percent in the fourth quarter of 2018. The acceleration in economic activity was supported by net exports, restocking of inventories, and government expenditures while business fixed investment and consumer spending slowed somewhat.
During 2018, the Federal Reserve gradually increased the target range for the federal funds rate four times throughout the year. As a result, the target range increased from 1.25 percent to 1.50 percent as of January 1, 2018 to 2.25 percent to 2.50 percent at December 31, 2018. At its March 2019 meeting, the Federal Reserve maintained the target range for the federal funds rate at 2.25 to 2.50 percent, citing concern about global economic and financial developments, as well as muted inflation pressures.
The 10-year U.S. Treasury note yield ended the first quarter at 2.41 percent, 28 basis points lower compared with December 31, 2018. The spread between the 2- and 10-year U.S. Treasury note yields ended the first quarter of 2019 at 0.14 percent, 7 basis points lower compared to December 31, 2018 and 33 basis points lower compared to March 31, 2018.
For the industry, many banks reported waning demand for commercial loan products, particularly from smaller firms, during the first quarter of 2019. Demand for most consumer loans also appeared to weaken during the quarter. However, we continued to experience solid demand for commercial and industrial loans and commercial real estate loans across most of our primary geographies in the first quarter of 2019 (See "Loans" section below). While we are encouraged by our first quarter loan growth, the level of demand for commercial loans, strong competition for deposits, and a flattened yield curve may challenge our business operations and results as highlighted in the remaining MD&A discussion.
Loans. Loans increased $387.6 million, or 6.2 percent on an annualized basis, to approximately $25.4 billion at March 31, 2019 from December 31, 2018. The increase was mainly due to solid quarter over quarter organic growth in commercial and industrial loans and commercial real estate loans, partially offset by moderate declines in construction and residential mortgage loans. During the first quarter of 2019, we originated $89.6 million of residential mortgage loans for sale rather than held for investment and also sold both pre-existing loans of approximately $100 million from our residential mortgage loan portfolio and a small retail credit card portfolio. Residential mortgage loans held for sale totaled $31.9 million and $35.2 million at March 31, 2019 and December 31, 2018, respectively.
For the full year of 2019, we have established a goal to grow our overall loan portfolio in the range of 6 to 8 percent. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans discussed further below exclude PCI loans. Under U.S. GAAP, PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. Our PCI loan portfolio totaled $4.0 billion, or 15.8 percent, of our total loan portfolio at March 31, 2019.

Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) were $82.0 million, or 0.32 percent of total loans, at March 31, 2019 as compared to $67.7 million, or 0.27 percent of total loans, at December 31, 2018. The $14.3 million increase from December 31, 2018 was partially due to a matured performing commercial real estate loan in the normal process of renewal totaling $15.0 million within the loans 30 - 59 days past due category, as well as a few other large commercial real estate loans within this past due category that are now current to their contractual payments.

Total non-performing assets, consisting of non-accrual loans, other real estate owned (OREO) and other repossessed assets increased $4.7 million to $103.4 million at March 31, 2019 as compared to December 31, 2018 mainly due to increases of $5.0 million and $1.9 million in non-accrual loans and other repossessed assets, respectively, during the first quarter of 2019, partially offset by a decline in OREO balances largely caused by sales activity. The increase in non-accrual loans was mainly due to taxi medallion loans within the commercial and industrial loan, while other repossessed assets increased due to our repossession of eight New York City medallions from one non-performing loan relationship during the first quarter of 2019. Non-accrual loans increased to 0.37 percent of total loans at March 31, 2019 as compared to 0.35 percent of total loans at December 31, 2018.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of March 31, 2019. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. Our mix of the deposit categories of total average deposits for the first quarter of 2019 remained relatively unchanged as compared to the fourth quarter of 2018 with a slight shift to time deposits. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 25 percent, 46 percent and 29 percent of total deposits as of March 31, 2019, respectively. Overall, average deposits totaled $24.8 billion for the first quarter of 2019 and increased by $1.1 billion as compared to the fourth quarter of 2018. Actual ending balances for deposits increased $454.5 million to approximately $24.9 billion at March 31, 2019 from December 31, 2018. The increase in average deposit balances were largely due to increases in money market deposits and time deposits driven by the success of several new commercial and consumer deposit initiatives commenced in the second half of 2018, as well our increased use of brokered CDs as an alternative to other borrowings in the latter part of the fourth quarter of 2018. The increase in ending deposit balances was partially driven by non-interest bearing deposits, which increased by $176.6 million to $6.4 billion at March 31, 2019 from December 31, 2018 due to strong retail and commercial volumes, including one substantial commercial loan customer account. Ending brokered deposit balances totaled $3.2 billion (consisting of both time and money market deposit accounts) at March 31, 2019 and remained relatively unchanged from December 31, 2018.
Average short-term borrowings decreased $304.6 million to $2.0 billion for the first quarter of 2019 as compared to the fourth quarter of 2018. Actual ending balances for short-term borrowings also decreased $56.3 million to $2.1 billion at March 31, 2019 as compared to December 31, 2018. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased by $100.4 million to $1.7 billion for the first quarter of 2019 as compared to the fourth quarter of 2018. Actual ending balances for long-term borrowings also decreased $154.5 million to $1.5 billion at March 31, 2019 as compared to December 31, 2018. The decreases in average and ending short-term and long-term borrowings were mostly due to repayment of matured FHLB advances and our ability to reduce wholesale funding because of deposit growth and the net proceeds from the sale leaseback transaction in the first quarter of 2019.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Return on average assets	1.40%	0.57%
Return on average assets, as adjusted	0.93	0.84

Return on average shareholders’ equity	13.35	5.10
Return on average shareholders’ equity, as adjusted	8.83	7.50

Return on average tangible shareholders’ equity (ROATE)	20.29	7.90
ROATE, as adjusted	13.42	11.61

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

Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income, as reported	$113,330	$41,965
Add: Losses on securities transactions (net of tax)	23	548
Add: Severance expense (net of tax) (1)	3,433	—
Add: Tax credit investment impairment (net of tax) (2)	1,757	—
Add: Legal expenses (litigation reserve impact only, net of tax)	—	7,520
Add: Merger related expenses (net of tax) (3)	—	9,688
Add: Income Tax Expense (4)	12,100	2,000
Less: Gain on sale-leaseback transaction (net of tax) (5)	(55,707)	—
Net income, as adjusted	$74,936	$61,721

(1)    Severance expense is included in salary and employee benefits expense.
(2)    Impairment is included in the amortization of tax credit investments.
(3)    Merger related expenses are primarily within salary and employee benefits and other expense.

(4)	Income tax expense related to reserves for uncertain tax positions in 2019 and a USAB charge in 2018.
(5)    The gain on sale-leaseback transaction is included in gains on the sales of assets within other non-interest income.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Net income, as adjusted	$74,936	$61,721
Average assets	$32,296,070	$29,291,703
Annualized return on average assets, as adjusted	0.93%	0.84%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Net income, as adjusted	$74,936	$61,721
Average shareholders' equity	$3,394,688	$3,289,815
Annualized return on average shareholders' equity, as adjusted	8.83%	7.50%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Net income	$113,330	$41,965
Net income, as adjusted	$74,936	$61,721
Average shareholders’ equity	$3,394,688	$3,289,815
Less: Average goodwill and other intangible assets	1,160,510	1,164,230
Average tangible shareholders’ equity	$2,234,178	$2,125,585
Annualized ROATE	20.29%	7.90%
Annualized ROATE, as adjusted	13.42%	11.61%

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

Net interest income on a tax equivalent basis totaling $219.9 million for the first quarter of 2019 increased $10.8 million as compared to the first quarter of 2018 and decreased $3.5 million as compared to the fourth quarter of 2018. The decrease as compared to the fourth quarter of 2018 was largely due to a combination of higher costs of deposits, a slight decline in yield on loans (mostly caused by a decline in interest recovery income and other loan fees) and two less days in the first quarter. Interest income on a tax equivalent basis increased $5.5 million to $321.5 million for the first quarter of 2019 as compared to the fourth quarter of 2018 mainly due to a $723.8 million increase in average loans, partially offset by a 4 basis point decrease in the yield on average loans. Interest expense of $101.6 million for the first quarter of 2019 increased to $9.0 million as compared to the fourth quarter of 2018 largely due to higher costs and average balances for both money market and certificate of deposit accounts, partially offset by decreases of $304.6 million and $100.4 million in average short-term and long-term borrowings, respectively. These decreases were mostly driven by the repayment of maturing FHLB advances made possible by increased liquidity from deposits, as well as the net proceeds from our recent sale leaseback transaction.

Average interest earning assets increased $2.8 billion to $29.6 billion for the first quarter of 2019 as compared to the first quarter of 2018 due to strong organic loan growth over the last 12-month period. Compared to the fourth quarter of 2018, average interest earning assets increased by $756.3 million from $28.8 billion due to continued organic loan growth during the first three months of 2019 and a moderate increase in overnight funds, partially offset by lower average investments. Average loans increased $723.8 million to $25.3 billion for the first quarter of 2019 from the fourth quarter of 2018 mainly due to solid loan growth within the commercial and industrial loan and commercial real estate loan portfolios.

Average interest bearing liabilities increased $2.7 billion to $22.3 billion for the first quarter of 2019 as compared to the first quarter of 2018 mainly due to both retail and brokered time deposit growth, partly fueled by our use of brokered CDs as a cost effective alternative to shorter term FHLB borrowings in our funding and liquidity strategy since the second half of 2018. Compared to the fourth quarter of 2018, average interest bearing liabilities increased $828.8 million in the first quarter of 2019 primarily due to a $888.0 million increase in average brokered certificates of deposit and higher money market deposit balance partially offset by run-off in both short-term and long-term FHLB advances. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 2.98 percent for the first quarter of 2019 decreased by 15 basis points and 12 basis points from 3.13 percent and 3.10 percent for the first quarter of 2018 and fourth quarter of 2018, respectively. The yield on average interest earning assets decreased by 4 basis points on a linked quarter basis mostly due to a decline in the yield on loans. The yield on average loans decreased by 4 basis points to 4.57 percent for the first quarter of 2019 as compared to the fourth quarter of 2018 largely due to the decline in interest recovery income and other loan fees and two less days in the first quarter of 2019. The overall cost of average interest bearing liabilities increased 10 basis points to 1.82 percent for the first quarter of 2019 as compared to the linked fourth quarter of 2018 due to 15, 7, and 4 basis point increases in the cost of average interest bearing deposits, short-term borrowings, and long-term borrowings, respectively, largely driven by higher market interest rates. Our cost of total average deposits was 1.20 percent for the first quarter of 2019 as compared to 1.07 percent for the fourth quarter of 2018.

Looking forward, we expect our net interest margin to moderately increase for the second quarter of 2019 as compared to the first quarter of 2019 due to the current level of market interest rates, balance sheet repayment and prepayment assumptions and one more day during the second quarter. For the full year of 2019, we anticipate net interest income growth of approximately 5 to 7 percent. However, our actual net interest margin and net interest income for the second quarter of 2019 and the full year of 2019, respectively, could materially differ from our expected results due to a multitude of other conditional and sometimes unpredictable factors.

The following table reflects the components of net interest income for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$25,254,733	$288,277	4.57%	$24,530,919	$282,847	4.61%	$22,302,991	$237,587	4.26%
Taxable investments (3)	3,390,609	26,050	3.07	3,398,396	25,960	3.06	3,401,743	23,262	2.74
Tax-exempt investments (1)(3)	689,675	6,081	3.53	713,552	6,482	3.63	741,001	7,242	3.91
Interest bearing deposits with banks	227,890	1,093	1.92	163,753	666	1.63	305,071	926	1.21
Total interest earning assets	29,562,907	321,501	4.35	28,806,620	315,955	4.39	26,750,806	269,017	4.02
Allowance for loan losses	(152,961)			(147,092)			(123,559)
Cash and due from banks	287,449			288,694			259,190
Other assets	2,643,727			2,445,609			2,423,553
Unrealized (losses) gains on securities available for sale, net	(45,052)			(65,102)			(18,287)
Total assets	$32,296,070			$31,328,729			$29,291,703
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,450,943	$36,283	1.27%	$11,186,180	$32,546	1.16%	$11,175,982	$22,317	0.80%
Time deposits	7,214,863	38,171	2.12	6,245,803	30,599	1.96	4,594,368	14,616	1.27
Total interest bearing deposits	18,665,806	74,454	1.60	17,431,983	63,145	1.45	15,770,350	36,933	0.94
Short-term borrowings	2,011,428	12,549	2.50	2,316,020	14,092	2.43	1,487,272	5,732	1.54
Long-term borrowings (4)	1,666,794	14,573	3.50	1,767,194	15,304	3.46	2,432,543	17,232	2.83
Total interest bearing liabilities	22,344,028	101,576	1.82	21,515,197	92,541	1.72	19,690,165	59,897	1.22
Non-interest bearing deposits	6,116,953			6,270,902			6,111,684
Other liabilities	440,401			202,219			200,039
Shareholders’ equity	3,394,688			3,340,411			3,289,815
Total liabilities and shareholders’ equity	$32,296,070			$31,328,729			$29,291,703
Net interest income/interest rate spread (5)		$219,925	2.53%		$223,414	2.67%		$209,120	2.80%
Tax equivalent adjustment		(1,277)			(1,361)			(1,522)
Net interest income, as reported		$218,648			$222,053			$207,598
Net interest margin (6)			2.96%			3.08%			3.10%
Tax equivalent effect			0.02%			0.02%			0.03%
Net interest margin on a fully tax equivalent basis (6)			2.98%			3.10%			3.13%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2019 Compared to March 31, 2018
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$32,904	$17,786	$50,690
Taxable investments	(76)	2,864	2,788
Tax-exempt investments*	(481)	(680)	(1,161)
Interest bearing deposits with banks	(276)	443	167
Total increase in interest income	32,071	20,413	52,484
Interest Expense:
Savings, NOW and money market deposits	562	13,404	13,966
Time deposits	10,893	12,662	23,555
Short-term borrowings	2,474	4,343	6,817
Long-term borrowings and junior subordinated debentures	(6,153)	3,494	(2,659)
Total increase in interest expense	7,776	33,903	41,679
Total increase in net interest income	$24,295	$(13,490)	$10,805

*	Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate for 2019 and 2018.

Non-Interest Income

Non-interest income increased $75.4 million for the three months ended March 31, 2019 as compared to the same period of 2018. The following table presents the components of non-interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Trust and investment services	$2,904	$3,230
Insurance commissions	2,525	3,821
Service charges on deposit accounts	5,903	7,253
Losses on securities transactions, net	(32)	(765)
Fees from loan servicing	2,430	2,223
Gains on sales of loans, net	4,576	6,753
Gains (losses) on sales of assets, net	77,720	(97)
Bank owned life insurance	1,887	1,763
Other	9,760	8,070
Total non-interest income	$107,673	$32,251

Insurance commissions decreased $1.3 million for the three months ended March 31, 2019 as compared to the same quarter in 2018 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts decreased $1.4 million for the three months ended March 31, 2019 as compared to the same quarter of 2018 due to lower checking and ATM fees.

Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. Net gains on sales of loans totaled $4.6 million for the first quarter of 2019 and included a gain of $1.1 million on the sale of our retail credit card portfolio totaling approximately $6.2 million in loans. However, net gains on sales of loans decreased $2.2 million for the first quarter of 2019 as compared to the first quarter of 2018 largely due to lower volume of residential mortgage loans sales. During the first quarter of 2019, we sold $193.1 million of residential mortgages as compared to $234.2 million of residential mortgage loans sold during the first quarter of 2018, including $100.0 million and $150.5 million of pre-existing loans sold from our residential mortgage loan portfolio, respectively. Residential mortgage originations for sale rather than held for investment totaled $89.6 million during the first quarter of 2019 as compared to $77.1 million for the first quarter of 2018. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Net gains (losses) on sales of assets increased $77.8 million primarily due to a $78.5 million gain on the sale (and leaseback) of 25 branches and 1 corporate location recognized during the first quarter of 2019.

Other non-interest income increased $1.7 million for the three months ended March 31, 2019 as compared to the same quarter of 2018. The increase was due, in part, to an increase of $839 thousand in fee income related to derivative interest rate swaps executed with commercial lending customers, as well as an increase in credit and debit card interchange fees during the first quarter of 2019. Swap fee income totaled $4.1 million and $3.3 million for the first quarters of 2019 and 2018, respectively.

Non-Interest Expense

Non-interest expense decreased $26.0 million for the three months ended March 31, 2019 as compared to the same period of 2018. The following table presents the components of non-interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Salary and employee benefits expense	$83,105	$93,292
Net occupancy and equipment expense	27,886	27,924
FDIC insurance assessment	6,121	5,498
Amortization of other intangible assets	4,311	4,293
Professional and legal fees	5,271	17,047
Amortization of tax credit investments	7,173	5,274
Telecommunications expense	2,268	3,594
Other	11,660	16,830
Total non-interest expense	$147,795	$173,752

Salary and employee benefits expense decreased $10.2 million for the three months ended March 31, 2019 as compared to the same period of 2018 primarily due to lower headcount caused by our recent branch closures and new universal banker model and $9.6 million of change in control, severance and retention expenses related to the USAB acquisition recognized in the first quarter of 2018, partially offset by severance expense of $4.8 million for the first quarter of 2019.

Professional and legal fees decreased $11.8 million for the three months ended March 31, 2019 as compared to the same period of 2018. The decrease was mainly driven by a $10.5 million litigation reserve charge recognized during the first quarter of 2018.

Amortization of tax credit investments increased $1.9 million for the three months ended March 31, 2019 as compared to the same period of 2018 largely due to a $2.4 million other-than-temporary impairment charge related to our remaining net investments in three federal renewable energy tax credit funds sponsored by DC Solar. See Note 14 to the consolidated financial statements for more details. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate.

Telecommunications expense decreased $1.3 million for the three months ended March 31, 2019 as compared to the same period of 2018 partly due to branch reductions and other operating efficiencies, including a reduction of approximately $184 thousand due to USAB merger expenses incurred in the first quarter of 2018.

Other non-interest expense decreased $5.2 million for the three months ended March 31, 2019 as compared to the first quarter of 2018 mostly due to $2.2 million of USAB merger related charges recognized during the first quarter of 2018 and an $836 thousand increase in net gains on sale of OREO properties during the first quarter of 2019. For the 2019 period, several significant components of other expense declined as compared to 2018 partly due to the integration of USAB's operations completed in the second quarter of 2018, branch closures and other cost reduction initiatives.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Total non-interest expense	$147,795	$173,752
Less: Severance expense (pre-tax)	4,838	—
Less: Amortization of tax credit investments (pre-tax)	7,173	5,274
Less: Legal expenses (litigation reserve impact only, pre-tax)	—	10,500
Less: Merger related expenses (pre-tax)	—	13,528
Total non-interest expense, adjusted	$135,784	$144,450

Net interest income	$218,648	$207,598
Total non-interest income	107,673	32,251
Less: Gain on sale-leaseback transaction (pre-tax)	78,505	—
Add: Losses on securities transactions, net (pre-tax)	32	765
Total net interest income and non-interest income	$247,848	$240,614
Efficiency ratio	45.29%	72.44%
Efficiency ratio, adjusted	54.79%	60.03%

Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we seek to achieve an adjusted efficiency ratio (as shown in the table above) below 55 percent for 2019. However, we can provide no assurance that our adjusted efficiency ratio will meet our target or remain at the level reported for the first quarter of 2019.
Income Taxes

Income tax expense totaled $57.2 million for the first quarter of 2019 as compared to $18.1 million and $13.2 million for the fourth quarter of 2018 and first quarter of 2018, respectively. Our effective tax rate was 33.5 percent, 19.0 percent and 23.9 and for the first quarter of 2019, fourth quarter of 2018, and first quarter of 2018, respectively. The increase as compared to the fourth quarter of 2018 was mainly due to an additional provision for income taxes of $12.1 million related to uncertain tax liability positions at March 31, 2019, as well as a $2.3 million tax benefit recognized in the fourth quarter of 2018 related to the adjustment of the Tax Cuts and Jobs Act provisional amounts in our final 2017 tax returns. See additional information regarding our uncertain tax liability positions at Note 15 of the consolidated financial statements.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2019, we currently estimate that our effective tax rate will range from 25.5 percent to 27.5 percent.
Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, which involves the allocation of uniform funding cost based on each segment's average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables present the financial data for each business segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,821,057	$18,433,676	$4,308,174	$—	$29,562,907
Income (loss) before income taxes	19,055	82,512	8,742	60,217	170,526
Annualized return on average interest earning assets (before tax)	1.12%	1.79%	0.81%	N/A	2.31%

	Three Months Ended March 31, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,901,208	$16,401,783	$4,447,815	$—	$26,750,806
Income (loss) before income taxes	15,047	66,966	9,069	(35,933)	55,149
Annualized return on average interest earning assets (before tax)	1.02%	1.63%	0.82%	N/A	0.82%
Consumer Lending

This segment, representing approximately 26.7 percent of our loan portfolio at March 31, 2019, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 16.0 percent of our loan portfolio at March 31, 2019) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 5.3 percent of total loans at March 31, 2019) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $919.8 million to $6.8 billion for the three months ended March 31, 2019 as compared to the first quarter of 2018. The increase was largely due to loan growth from new and refinanced residential mortgage loan originations, including a higher level of non-conforming jumbo mortgages held for investment over the last 12 month period, as well as growth in both automobile loans and and collateralized personal lines of credit.

Income before income taxes generated by the consumer lending segment increased $4.0 million to $19.1 million for the first quarter of 2019 as compared to the first quarter of 2018. Net interest income increased $3.9 million and was mainly driven by the increase in average loans. Non-interest expense decreased $3.2 million for the first quarter of 2019 as compared to the same quarter of 2018 partly due to lower residential mortgage commission expense caused by lower origination volume and commission rates. The positive impact of the aforementioned items was partially offset by a $2.5 million decrease in non-interest income for the first quarter of 2019 as compared to the first quarter of 2018 mainly due to a decline in gains on sales of residential mortgage loans.

The net interest margin on the consumer lending portfolio decreased 15 basis points to 2.67 percent for the first quarter of 2019 as compared to the same quarter one year ago mainly due to a 48 basis point increase in the costs associated with our funding sources, partially offset by a 33 basis point increase in yield on average loans. The increase in our cost of funds was primarily due to increased short-term interest rates resulting from the Federal Reserve's gradual increase in short-term interest rates during 2018 (commencing in late March 2018) and strong competition for deposits which have driven up the level of interest rates on many of our interest bearing deposit products and other wholesale funding. The increase in loan yield was mainly due to higher market interest rates on new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $4.5 billion and represented 17.7 percent of the total loan portfolio at March 31, 2019. Commercial real estate loans and construction loans totaled $14.1 billion and represented 55.6 percent of the total loan portfolio at March 31, 2019.

Average interest earning assets in this segment increased $2.0 billion to $18.4 billion for the three months ended March 31, 2019 as compared to the first quarter of 2018. The increase was mostly due to strong organic loan growth within the commercial and industrial loan and commercial real estate loan portfolios over the last 12-month period.

For the three months ended March 31, 2019, income before income taxes for the commercial lending segment increased $15.5 million to $82.5 million as compared to the same quarter of 2018 mainly due to higher net interest income and a lower provision for loan losses. Net interest income increased $10.1 million to $159.4 million for the first quarter of 2019 as compared to the same quarter in 2018 largely due to higher average balances. The provision for credit losses decreased $3.3 million to $5.9 million during the three months ended March 31, 2019 as compared to $9.2 million for the first quarter of 2018. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment decreased 18 basis points to 3.46 percent for the first quarter of 2019 as compared to the same period of 2018 largely due to a 48 basis point increase in the cost of our funding sources, partially offset by a 30 basis point increase in the yield on average loans.
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

Average interest earning assets in this segment decreased $139.6 million during the first quarter of 2019 as compared to the first quarter of 2018 largely due to normal investment maturities and repayments within our investment portfolio coupled with lower levels of excess liquidity (maintained overnight funds and interest bearing deposits). Investments and overnight funds both declined due to the strong organic loan growth over the last 12-month period.

For the quarter ended March 31, 2019, income before income taxes for the investment management segment decreased $327 thousand to $8.7 million as compared to the first quarter of 2018. The decline was largely due to a $3.1 million decrease in net interest income caused by lower average investment balances for the three months ended March 31, 2019, partially offset by a $2.2 million decrease in internal transfer expense and moderately higher non-interest income.

The net interest margin for this segment decreased 23 basis points to 1.76 percent for the first quarter of 2019 as compared to the same quarter of 2018 largely due to a 48 basis point increase in costs associated with our funding sources, partially offset by a 25 basis point increase in the yield on average investments. The increase in the yield on average investments was partly due to purchases of higher yielding securities over the last 12 months and the positive impact of increased market interest rates on the variable rate portion of our securities portfolio.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, amortization of tax credit investments, as well as non-core items, including merger expenses, litigation reserves and the gain on the sale leaseback transaction.

The corporate segment recognized pre-tax income of $60.2 million for the three months ended March 31, 2019 as compared to a pre-tax loss of $35.9 million for the first quarter in 2018. Non-interest income increased $76.1 million to $85.0 million for the three months ended March 31, 2019 as compared to the first quarter in 2018 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter of 2019. Non-interest expense decreased $21.7 million to $103.8 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 largely due to declines in several expense categories, including salaries and employee benefits, legal and professional fees, and other non-interest expense. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2019. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2019. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2019. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2019 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter of 2019. The model also utilizes an immediate parallel shift in the market interest rates at March 31, 2019.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$20,919	2.37%
+100	11,185	1.27
–100	(9,045)	0.67
–200	(32,036)	0.57

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to moderately increase net interest income over the next 12 months by 1.27 percent. The Bank’s sensitivity to changes in market rates increased as compared to December 31, 2018 (which projected an increase of 1.04 percent in net interest income over a 12 month period). The change in the sensitivity of our balance sheet since December 31, 2018 was partly due to a slightly longer term-funding structure (including borrowings and brokered deposits), as well as a moderately shorter cash flow profile for the loan portfolio. Future changes including, but not limited to, deposit and borrowings strategies, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 30 percent of total funding. The Bank was in compliance with the foregoing policies at March 31, 2019.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.3 billion, representing 7.9 percent of earning assets, at March 31, 2019 and $2.3 billion, representing 8.0 percent of earning assets, at December 31, 2018. Of the $2.3 billion of liquid assets at March 31, 2019, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $791 million in principal payments from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2019) are projected to be approximately $7.1 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $20.5 billion and $18.1 billion for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively, representing 70.0 percent and 65.3 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $717 million for a short term from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At March 31, 2019, our borrowing capacity under the Federal Reserve's discount window was $1.2 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased approximately $56.3 million to $2.1 billion at March 31, 2019 as compared to December 31, 2018 mostly due to repayment of matured FHLB advances and our ability to reduce wholesale funding because of deposit growth and the net proceeds from the sale-leaseback transaction during the first quarter of 2019.
Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio

As of March 31, 2019, we had $2.1 billion and $1.7 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds issued by banks at March 31, 2019. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

Among other securities, our investments in the trust preferred securities and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than temporary impairment on our investment securities in future periods. See our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding our impairment analysis by security type.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2019:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades: *
AAA Rated	$1,648,304	$15,722	$(21,556)	$1,642,470
AA Rated	276,041	5,703	(240)	281,504
A Rated	33,412	416	(27)	33,801
BBB Rated	3,000	124	—	3,124
Not rated	113,642	210	(7,781)	106,071
Total investment securities held to maturity	$2,074,399	$22,175	$(29,604)	$2,066,970
Available for sale investment grades: *
AAA Rated	$1,575,495	$3,562	$(24,869)	$1,554,188
AA Rated	84,137	203	(443)	83,897
A Rated	21,113	82	(119)	21,076
BBB Rated	17,984	48	(192)	17,840
Non-investment grade	10,427	—	(1,857)	8,570
Not rated	38,201	46	(712)	37,535
Total investment securities available for sale	$1,747,357	$3,941	$(28,192)	$1,723,106

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The unrealized losses in the AAA rated category (in the above table) in both held to maturity and available for sale investment securities are mainly related to residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac. The held to maturity portfolio includes $113.6 million in investments not rated by the rating agencies with aggregate unrealized losses of $7.8 million at March 31, 2019. The unrealized losses for this category included $5.8 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company's credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at March 31, 2019, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

There was no other-than-temporary impairment recognized in earnings as a result of Valley's impairment analysis of its securities during the three months ended March 31, 2019 and 2018 as the collateral supporting much of the investment securities has improved or performed as expected.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in thousands)
Loans
Commercial and industrial	$4,504,927	$4,331,032	$4,015,280	$3,829,525	$3,631,597
Commercial real estate:
Commercial real estate	12,665,425	12,407,275	12,251,231	11,913,830	11,706,228
Construction	1,454,199	1,488,132	1,416,259	1,376,732	1,372,508
Total commercial real estate	14,119,624	13,895,407	13,667,490	13,290,562	13,078,736
Residential mortgage	4,071,237	4,111,400	3,782,972	3,528,682	3,321,560
Consumer:
Home equity	513,066	517,089	521,797	520,849	549,329
Automobile	1,347,759	1,319,571	1,288,902	1,281,735	1,222,721
Other consumer	866,505	860,970	834,849	783,363	748,824
Total consumer loans	2,727,330	2,697,630	2,645,548	2,585,947	2,520,874
Total loans *	$25,423,118	$25,035,469	$24,111,290	$23,234,716	$22,552,767
As a percent of total loans:
Commercial and industrial	17.7%	17.3%	16.7%	16.5%	16.1%
Commercial real estate	55.6	55.5	56.6	57.2	58.0
Residential mortgage	16.0	16.4	15.7	15.2	14.7
Consumer loans	10.7	10.8	11.0	11.1	11.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned premiums and deferred loan costs of $20.5 million, $21.5 million, $16.7 million, $18.7 million and $22.0 million at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

Loans increased $387.6 million to approximately $25.4 billion at March 31, 2019 from December 31, 2018. The increase was mainly due to strong quarter over quarter growth in commercial and industrial loans and commercial real estate loans, partially offset by moderate declines in construction and residential mortgage loans. During the first quarter of 2019, we originated $89.6 million of residential mortgage loans for sale rather than held for investment and we also sold approximately $100 million of pre-existing loans from our residential mortgage loan portfolio. Residential mortgage loans held for sale totaled $31.9 million and $35.2 million at March 31, 2019 and December 31, 2018, respectively.

Total commercial and industrial loans increased $173.9 million, or 16.1 percent on an annualized basis, from December 31, 2018 to approximately $4.5 billion at March 31, 2019. The increase was mostly driven by new small to middle market lending relationships within our markets largely established by focused calling efforts by our experienced lending teams and, to a lesser extent, by increased business investment by existing relationships.

Commercial real estate loans (excluding construction loans) increased $258.2 million, or 8.3 percent on an annualized basis, to $12.7 billion at March 31, 2019 from December 31, 2018. The increase was mainly due to strong loan volumes in our primary markets in Florida, targeted growth in New Jersey and New York and some migration of completed construction projects to permanent financing.

Construction loans decreased $33.9 million, net of a $111.3 million decline in PCI loans (partly due to migration of completed construction projects to permanent commercial real estate loans) to $1.5 billion at March 31, 2019 from December 31, 2018. Exclusive of the decline in PCI loans, the non-PCI construction loans increased $77.4 million or 27.6 percent on an annualized basis during the first quarter of 2019 due, in part, to strong demand for investor occupied projects within our primary markets.

Total residential mortgage loans decreased $40.2 million to approximately $4.1 billion at March 31, 2019 from December 31, 2018 due to lower loan origination volumes, particularly non-conforming loans, and sale of approximately $100 million of pre-existing loans from our residential mortgage loan portfolio. New and refinanced residential mortgage loan originations totaled approximately $254.1 million for the first quarter of 2019 as compared to $436.7 million and $372.2 million for the fourth quarter of 2018 and first quarter of 2018, respectively.
Home equity loans totaling $513.1 million at March 31, 2019 decreased by only $4.0 million as compared to December 31, 2018. New home equity loan volumes and customer usage of existing home equity lines of credit continued to be modest in the first quarter of 2019. We believe this trend will likely continue for the second quarter of 2019 due to several factors, including mortgage interest expense deductibility limits for homeowners.
Automobile loans increased by $28.2 million to $1.3 billion at March 31, 2019 as compared to December 31, 2018. The first quarter annualized growth was 8.5 percent, but it moderately declined as compared to the fourth quarter of 2018 due to lower application volumes coupled with normal loan repayments. Our Florida dealership network contributed $40.8 million in auto loan originations, representing approximately 25 percent of Valley's total new auto loan production during the first quarter of 2019 and was relatively consistent with the linked fourth quarter of 2018.
Other consumer loans increased only $5.5 million to $866.5 million at March 31, 2019 as compared to $861.0 million at December 31, 2018 mostly due to lower volumes of new collateralized personal lines of credit as compared to the fourth quarter of 2018.
Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, except for smaller auto and residential mortgage loan portfolios derived from other neighboring states of New Jersey, which could present a geographic and credit risk if there was another significant broad based economic downturn within these regions. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Purchased Credit-Impaired Loans

PCI loans decreased $185.7 million to $4.0 billion at March 31, 2019 from $4.2 billion at December 31, 2018, mainly due to normal repayment activity. Our PCI loans include loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which we will share losses with the FDIC under loss-sharing agreements. Covered loans, consisting of residential mortgage and other consumer loans, totaled $25.3 million and $27.6 million at March 31, 2019 and December 31, 2018, respectively.

As required by U.S. GAAP, all of our PCI loans are accounted for under ASC Subtopic 310-30. This accounting guidance requires PCI loans to be aggregated and accounted for as pools of loans based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate, aggregate fair value and expected cash flows. For PCI loan pools accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represent the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions, including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of the undiscounted cash flows expected at the acquisition date over the carrying amount (fair value) of PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of PCI loans and could change the amount of interest income, and possibly principal, expected to be collected. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools.
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

The following table summarizes the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$4,190,086	$875,958	$1,387,215	$282,009
Acquisition	—	—	3,744,682	559,907
Accretion	53,492	(53,492)	65,131	(65,131)
Payments received	(238,630)	—	(281,050)	—
Net increase in expected cash flows	—	68,305	—	—
Transfers to other real estate owned	(608)	—	(145)	—
Balance, end of the period	$4,004,340	$890,771	$4,915,833	$776,785

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. Based upon the most recent reforecasted cash flows during the first quarter of 2019, the net increase in accretable yield for the three months ended March 31, 2019 was largely driven by the impact of current interest rate environment on the adjustable portion of the PCI loan portfolio, changes in the expected duration of certain loan pools and additional advances on lines of credit.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO) and other repossessed assets (which consist of automobiles and taxi cab medallions) at March 31, 2019. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets totaling $103.4 million at March 31, 2019 increased 4.8 percent from December 31, 2018 and increased 37.9 percent from March 31, 2018, respectively (as shown in the table below). The $4.7 million increase in non-performing assets at March 31, 2019 as compared to December 31, 2018 mainly due to increases of $5.0 million and $1.9 million in non-accrual loans and other repossessed assets, respectively, during the first quarter of 2019, partially offset by a decline in OREO balances largely caused by sales activity. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.40 percent at March 31, 2019 as compared to 0.39 percent at December 31, 2018. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 7 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in thousands)
Accruing past due loans: *
30 to 59 days past due:
Commercial and industrial	$5,120	$13,085	$9,462	$6,780	$5,405
Commercial real estate	39,362	9,521	3,387	4,323	3,699
Construction	1,911	2,829	15,576	175	532
Residential mortgage	15,856	16,576	10,058	7,961	6,460
Total Consumer	6,647	9,740	7,443	6,573	5,244
Total 30 to 59 days past due	68,896	51,751	45,926	25,812	21,340
60 to 89 days past due:
Commercial and industrial	1,756	3,768	1,431	1,533	804
Commercial real estate	2,156	530	2,502	—	—
Construction	—	—	36	—	1,099
Residential mortgage	3,635	2,458	3,270	1,978	4,081
Total Consumer	990	1,386	1,249	860	1,489
Total 60 to 89 days past due	8,537	8,142	8,488	4,371	7,473
90 or more days past due:
Commercial and industrial	2,670	6,156	1,618	560	653
Commercial real estate	—	27	27	27	27
Residential mortgage	1,402	1,288	1,877	2,324	3,361
Total Consumer	523	341	282	198	372
Total 90 or more days past due	4,595	7,812	3,804	3,109	4,413
Total accruing past due loans	$82,028	$67,705	$58,218	$33,292	$33,226
Non-accrual loans: *
Commercial and industrial	$76,270	$70,096	$52,929	$53,596	$25,112
Commercial real estate	2,663	2,372	7,103	7,452	8,679
Construction	378	356	—	1,100	732
Residential mortgage	11,921	12,917	16,083	19,303	22,694
Total Consumer	2,178	2,655	2,248	3,003	3,104
Total non-accrual loans	93,410	88,396	78,363	84,454	60,321
Other real estate owned (OREO)	7,317	9,491	9,863	11,760	13,773
Other repossessed assets	2,628	744	445	864	858
Total non-performing assets (NPAs)	$103,355	$98,631	$88,671	$97,078	$74,952
Performing troubled debt restructured loans	$73,081	$77,216	$81,141	$83,694	$116,414
Total non-accrual loans as a % of loans	0.37%	0.35%	0.33%	0.36%	0.27%
Total NPAs as a % of loans and NPAs	0.40	0.39	0.37	0.42	0.33
Total accruing past due and non-accrual loans as a % of loans	0.69	0.62	0.57	0.51	0.41
Allowance for loan losses as a % of non-accrual loans	165.27	171.79	184.99	164.30	220.26

* Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

Loans past due 30 to 59 days increased $17.1 million to $68.9 million at March 31, 2019 as compared to December 31, 2018 largely due to an increase in commercial real estate loan delinquencies, partially offset by a decrease in commercial and industrial loan delinquencies. Commercial real estate loan delinquencies increased $29.8 million as compared to December 31, 2018 partly due to a $15.0 million matured performing commercial real estate loan in the normal process of renewal, as well as a few other large loans within this past due category that are now current to their contractual payments.

Loans past due 60 to 89 days increased $395 thousand to $8.5 million at March 31, 2019 as compared to December 31, 2018 largely due to moderate increases in commercial real estate loans and residential loans within this delinquency category.

Loans past due 90 days or more and still accruing interest decreased $3.2 million to $4.6 million at March 31, 2019 as compared to $7.8 million at December 31, 2018. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $5.0 million to $93.4 million at March 31, 2019 as compared to $88.4 million at December 31, 2018. The increase was primarily due to additional non-accrual taxi cab medallion loans reported within the commercial and industrial loan category at March 31, 2019. As a result, non-accrual loans increased to 0.37 percent of total loans at March 31, 2019 as compared to 0.35 percent of total loans at December 31, 2018.

During the first quarter of 2019, we continued to closely monitor our New York City and Chicago taxi medallion loans totaling $118.8 million and $8.1 million, respectively, within the commercial and industrial loan portfolio at March 31, 2019. While most of the taxi medallion loans are currently performing, negative trends in market valuations of the underlying taxi medallion collateral could impact the future performance and internal classification of this portfolio. At March 31, 2019, the medallion portfolio included impaired loans totaling $79.6 million with related reserves of $29.6 million within the allowance for loan losses as compared to impaired loans totaling $73.7 million with related reserves of $27.9 million at December 31, 2018. At March 31, 2019, the impaired medallion loans largely consisted of $68.8 million of non-accrual taxi cab medallion loans classified as doubtful and $10.8 million of performing troubled debt restructured (TDR) loans classified as substandard loans.
Valley's historical taxi medallion lending criteria had been conservative regarding capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at March 31, 2019 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $11.1 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at March 31, 2019. Additionally, Valley currently has $13.9 million of performing non-impaired taxi medallion loans which are scheduled to mature in 2019, and $19.2 million that mature between 2023 and 2028. If the loans with 2019 maturities became TDRs upon maturity and renewal, an additional reserve of $5.7 million would be required based on the allowance methodology at March 31, 2019.
OREO properties decreased $2.2 million to $7.3 million at March 31, 2019 from $9.5 million at December 31, 2018 mainly due to a higher volume of OREO property sales. Net gains on the sale of OREO totaled $881 thousand for the three months ended March 31, 2019. The net gain on sale of OREO for the three months ended March 31, 2018 was immaterial. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.2 million at March 31, 2019.
Other repossessed assets increased $1.9 million to $2.6 million at March 31, 2019 from December 31, 2018 mainly due to the repossession of eight New York City medallions from one non-performing loan relationship during the first quarter of 2019.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $4.1 million to $73.1 million at March 31, 2019 as compared to $77.2 million at December 31, 2018. Performing TDRs consisted of 118 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at March 31, 2019. On an aggregate basis, the $73.1 million in performing TDRs at March 31, 2019 had a modified weighted average interest rate of approximately 5.59 percent as compared to a pre-modification weighted average interest rate of 5.34 percent.
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
Additionally, the qualitative factors, such as the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses. The allowance for credit loss methodology and accounting policy are fully described in Part II, Item 7 and Note 1 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	($ in thousands)
Average loans outstanding	$25,254,733	$24,530,919	$22,302,991
Beginning balance - Allowance for credit losses	156,295	149,475	124,452
Loans charged-off:
Commercial and industrial	(4,282)	(909)	(131)
Commercial real estate	—	—	(310)
Construction	—	—	—
Residential mortgage	(15)	(56)	(68)
Total Consumer	(2,028)	(1,194)	(1,211)
Total charge-offs	(6,325)	(2,159)	(1,720)
Charged-off loans recovered:
Commercial and industrial	483	566	2,107
Commercial real estate	21	21	369
Construction	—	—	—
Residential mortgage	1	3	80
Total Consumer	486	530	468
Total recoveries	991	1,120	3,024
Net (charge-offs) recoveries	(5,334)	(1,039)	1,304
Provision charged for credit losses	8,000	7,859	10,948
Ending balance - Allowance for credit losses	$158,961	$156,295	$136,704
Components of allowance for credit losses:
Allowance for loan losses	$154,381	$151,859	$132,862
Allowance for unfunded letters of credit	4,580	4,436	3,842
Allowance for credit losses	$158,961	$156,295	$136,704
Components of provision for credit losses:
Provision for losses on loans	$7,856	$7,935	$10,702
Provision for unfunded letters of credit	144	(76)	246
Provision for credit losses	$8,000	$7,859	$10,948
Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.08%	0.02%	(0.02)%
Allowance for credit losses as a % of non-PCI loans	0.74	0.75	0.78
Allowance for credit losses as a % of total loans	0.63	0.62	0.61

Net loan charge-offs totaled $5.3 million for the first quarter of 2019 as compared to $1.0 million for the fourth quarter of 2018, and $1.3 million of net recoveries of loan charge-offs during the first quarter of 2018. The increase in loan charge-offs was mainly due to partial charge-offs of 4 impaired loans totaling $3.8 million within the commercial and industrial loan portfolio and an increase in consumer loan charge-offs during the first quarter of 2019. Despite the increase in net charge-offs due to a relatively low number of loans, the overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.
During the first quarter of 2019, we recorded an $8.0 million provision for credit losses as compared to $7.9 million and $10.9 million for the fourth quarter of 2018 and the first quarter of 2018, respectively. The level of the provision during the first quarter of 2019 was largely due to additional allocated reserves for impaired taxi medallion loans, loan growth, and the moderate increase in charge-offs.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2019		December 31, 2018		March 31, 2018
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$99,210	2.20%	$95,392	2.20%	$70,388	1.94%
Commercial real estate loans:
Commercial real estate	24,261	0.19%	26,482	0.21%	36,109	0.31%
Construction	23,501	1.62%	23,168	1.56%	20,570	1.50%
Total commercial real estate loans	47,762	0.34%	49,650	0.36%	56,679	0.43%
Residential mortgage loans	5,139	0.13%	5,041	0.12%	4,100	0.12%
Consumer loans:
Home equity	523	0.10%	598	0.12%	547	0.10%
Auto and other consumer	6,327	0.29%	5,614	0.26%	4,990	0.25%
Total consumer loans	6,850	0.25%	6,212	0.23%	5,537	0.22%
Total allowance for credit losses	$158,961	0.63%	$156,295	0.62%	$136,704	0.61%

*	Includes the reserve for unfunded letters of credit.
At March 31, 2019, our allowance allocations for losses as a percentage of total loans remained relatively stable as compared to December 31, 2018 for most loan categories. Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $4.0 billion) was 0.74 percent, 0.75 percent and 0.78 percent at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at March 31, 2019, December 31, 2018 and March 31, 2018.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2019 and December 31, 2018, shareholders’ equity totaled approximately $3.4 billion, and represented 10.6 percent and 10.5 percent of total assets, respectively. During the three months ended March 31, 2019, total shareholders’ equity increased by $94.4 million primarily due to (i) net income of $113.3 million, (ii) other comprehensive income of $16.2 million, (iii) a $3.0 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2019 and (iv) a $1.8 million increase attributable to the effect of our stock incentive plan. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $39.9 million.
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

Effective January 1, 2016, the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) new rules required a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The rule changes also included the implementation of 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes, subject to a three-year phase-in period. On January 1, 2019, capital conservation buffer was fully phased-in. As of March 31, 2019, and December 31, 2018, Valley and Valley National Bank exceeded all capital adequacy requirements (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2019 and December 31, 2018:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2019
Total Risk-based Capital
Valley	$2,870,699	11.37%	$2,651,185	10.500%	N/A	N/A
Valley National Bank	2,796,524	11.08	2,649,372	10.500	$2,523,212	10.00%
Common Equity Tier 1 Capital
Valley	2,152,933	8.53	1,767,456	7.000	N/A	N/A
Valley National Bank	2,537,563	10.06	1,766,248	7.000	1,640,088	6.50
Tier 1 Risk-based Capital
Valley	2,367,738	9.38	2,146,197	8.500	N/A	N/A
Valley National Bank	2,537,563	10.06	2,144,730	8.500	2,018,569	8.00
Tier 1 Leverage Capital
Valley	2,367,738	7.58	1,249,488	4.00	N/A	N/A
Valley National Bank	2,537,563	8.13	1,248,310	4.00	1,560,388	5.00
As of December 31, 2018
Total Risk-based Capital
Valley	$2,786,971	11.34%	$2,426,975	9.875%	N/A	N/A
Valley National Bank	2,698,654	10.99	2,424,059	9.875	$2,454,743	10.00%
Common Equity Tier 1 Capital
Valley	2,071,871	8.43	1,566,781	6.375	N/A	N/A
Valley National Bank	2,442,359	9.95	1,564,899	6.375	1,595,583	6.50
Tier 1 Risk-based Capital
Valley	2,286,676	9.30	1,935,435	7.875	N/A	N/A
Valley National Bank	2,442,359	9.95	1,933,110	7.875	1,963,794	8.00
Tier 1 Leverage Capital
Valley	2,286,676	7.57	1,208,882	4.00	N/A	N/A
Valley National Bank	2,442,359	8.09	1,207,039	4.00	1,508,798	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2019	December 31, 2018
	($ in thousands, except for share data)
Common shares outstanding	331,732,636	331,431,217
Shareholders’ equity	$3,444,879	$3,350,454
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,158,245	1,161,655
Tangible common shareholders’ equity	$2,076,943	$1,979,108
Tangible book value per common share	$6.26	$5.97
Book value per common share	$9.75	$9.48
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 66.89 percent for the three months ended March 31, 2019 as compared to 41.3 percent for the year ended December 31, 2018. Our retention ratio increased from the year ended December 31, 2018 mainly due to higher earnings partly caused by the net gain from our sale-leaseback transaction and continued implementation of operational improvement strategies.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2019 and 2018. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018 in the MD&A section - “Off-Balance Sheet Arrangements” and Notes 12 and 13 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 57 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

(a) Disclosure controls and procedures. Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Valley’s CEO and CFO, with the assistance of other members of Valley’s management, have evaluated the effectiveness of Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, Valley’s CEO and CFO have concluded that Valley’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed under Part I, Item 3 and Note 15 to the consolidated financial statements within Valley’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2019 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2019 to January 31, 2019	32,513	$10.30	—	4,112,465
February 1, 2019 to February 28, 2019	83,534	10.25	—	4,112,465
March 1, 2019 to March 31, 2019	17,625	9.97	—	4,112,465
Total	133,672		—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2019.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2017.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 23, 2018.
(10)	Material Contracts
(10.1)
Agreement and Sale of Purchase, dated February 13, 2019, between Valley National Bank and Oak Street Real Estate Capital Fund IV REIT, LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on February 13, 2019.

(10.2)
Form of Lease Agreement between Valley National Bank and Oak Street Real Estate Capital Fund IV REIT, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K Current Report filed on February 13, 2019.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 9, 2019	Ira Robbins
President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
May 9, 2019	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer