Form 10-Q/A
period 2019-03-31
VALLEY NATIONAL BANCORP
filed 2019-07-01
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
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

Valley National Bancorp (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2019 (the “Original Filing”), solely to correct signature dates on the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.

The signatures on the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32 in the Original Filing were inadvertently dated May 9, 2018 instead of May 9, 2019. This Form 10-Q/A contains amended Exhibits 31.1, 31.2 and 32 stating the correct date.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new Rule 13a-14(a)/15d-14(a) certifications, which are attached hereto.  Because no financial statements have been amended by or included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing. For subsequent events, refer to our subsequent periodic and current filings.

Item 6.	Exhibits

(31.1A)	Amended Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Ira Robbins, President and Chief Executive Officer of the Company.*
(31.2A)	Amended Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*
(32A)
Amended Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, President and Chief Executive Officer of the Company, and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(31.3)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Ira Robbins, President and Chief Executive Officer of the Company.*
(31.4)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
July 1, 2019	Ira Robbins
President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
July 1, 2019	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer

3