Form 10-Q
period 2019-06-30
VALLEY NATIONAL BANCORP
filed 2019-08-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-11277
 Valley National Bancorp
(Exact name of registrant as specified in its charter)

New Jersey		22-2477875
(State or other jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

One Penn Plaza
New York,	NY	10119
(Address of principal executive office)		(Zip code)
973-305-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Stock, no par value	VLY	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series A, no par value	VLYPP	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series B, no par value	VLYPO	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 331,792,538 shares were outstanding as of August 6, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and due from banks	$276,291	$251,541
Interest bearing deposits with banks	178,905	177,088
Investment securities:
Held to maturity (fair value of $2,184,792 at June 30, 2019 and $2,034,943 at December 31, 2018)	2,168,236	2,068,246
Available for sale	1,679,350	1,749,544
Total investment securities	3,847,586	3,817,790
Loans held for sale, at fair value	36,641	35,155
Loans	25,802,162	25,035,469
Less: Allowance for loan losses	(155,105)	(151,859)
Net loans	25,647,057	24,883,610
Premises and equipment, net	312,627	341,630
Lease right of use assets	283,348	—
Bank owned life insurance	442,343	439,602
Accrued interest receivable	99,065	95,296
Goodwill	1,084,665	1,084,665
Other intangible assets, net	70,585	76,990
Other assets	748,628	659,721
Total Assets	$33,027,741	$31,863,088
Liabilities
Deposits:
Non-interest bearing	$6,327,789	$6,175,495
Interest bearing:
Savings, NOW and money market	11,107,952	11,213,495
Time	7,338,188	7,063,984
Total deposits	24,773,929	24,452,974
Short-term borrowings	2,387,784	2,118,914
Long-term borrowings	1,800,182	1,654,268
Junior subordinated debentures issued to capital trusts	55,544	55,370
Lease liabilities	307,405	3,125
Accrued expenses and other liabilities	198,779	227,983
Total Liabilities	29,523,623	28,512,634
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2019 and December 31, 2018)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2019 and December 31, 2018)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 332,101,525 shares at June 30, 2019 and 331,634,951 shares at December 31, 2018)	116,571	116,240
Surplus	2,804,059	2,796,499
Retained earnings	412,190	299,642
Accumulated other comprehensive loss	(35,131)	(69,431)
Treasury stock, at cost (313,376 common shares at June 30, 2019 and 203,734 common shares at December 31, 2018)	(3,262)	(2,187)
Total Shareholders’ Equity	3,504,118	3,350,454
Total Liabilities and Shareholders’ Equity	$33,027,741	$31,863,088
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$296,934	$247,690	$585,211	$485,276
Interest and dividends on investment securities:
Taxable	22,489	22,222	45,365	43,545
Tax-exempt	4,356	5,639	9,160	11,360
Dividends	2,795	3,728	5,969	5,667
Interest on federal funds sold and other short-term investments	1,168	839	2,261	1,765
Total interest income	327,742	280,118	647,966	547,613
Interest Expense
Interest on deposits:
Savings, NOW and money market	38,020	24,756	74,303	47,073
Time	40,331	16,635	78,502	31,251
Interest on short-term borrowings	14,860	10,913	27,409	16,645
Interest on long-term borrowings and junior subordinated debentures	14,297	17,062	28,870	34,294
Total interest expense	107,508	69,366	209,084	129,263
Net Interest Income	220,234	210,752	438,882	418,350
Provision for credit losses	2,100	7,142	10,100	18,090
Net Interest Income After Provision for Credit Losses	218,134	203,610	428,782	400,260
Non-Interest Income
Trust and investment services	3,096	3,262	6,000	6,492
Insurance commissions	2,649	4,026	5,174	7,847
Service charges on deposit accounts	5,827	6,679	11,730	13,932
Gains (losses) on securities transactions, net	11	(36)	(21)	(801)
Other-than-temporary impairment losses on securities	(2,928)	—	(2,928)	—
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses on securities recognized in earnings	(2,928)	—	(2,928)	—
Fees from loan servicing	2,367	2,045	4,797	4,268
Gains on sales of loans, net	3,930	7,642	8,506	14,395
(Losses) gains on sales of assets, net	(564)	(125)	77,156	(222)
Bank owned life insurance	2,205	2,652	4,092	4,415
Other	11,010	11,924	20,770	19,994
Total non-interest income	27,603	38,069	135,276	70,320
Non-Interest Expense
Salary and employee benefits expense	76,183	78,944	159,288	172,236
Net occupancy and equipment expense	29,700	26,901	57,586	54,825
FDIC insurance assessment	4,931	8,044	11,052	13,542
Amortization of other intangible assets	4,170	4,617	8,481	8,910
Professional and legal fees	4,145	5,337	9,416	22,384
Amortization of tax credit investments	4,863	4,470	12,036	9,744
Telecommunication expense	2,351	3,015	4,619	6,609
Other	15,394	18,588	27,054	35,418
Total non-interest expense	141,737	149,916	289,532	323,668
Income Before Income Taxes	104,000	91,763	274,526	146,912
Income tax expense	27,532	18,961	84,728	32,145
Net Income	76,468	72,802	189,798	114,767
Dividends on preferred stock	3,172	3,172	6,344	6,344
Net Income Available to Common Shareholders	$73,296	$69,630	$183,454	$108,423

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings Per Common Share:
Basic	$0.22	$0.21	$0.55	$0.33
Diluted	0.22	0.21	0.55	0.33
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	331,748,552	331,318,381	331,675,313	331,024,531
Diluted	332,959,802	332,895,483	332,929,359	332,599,991
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$76,468	$72,802	$189,798	$114,767
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	18,488	(6,249)	34,755	(27,446)
Less reclassification adjustment for net (gains) losses included in net income	(8)	42	18	574
Total	18,480	(6,207)	34,773	(26,872)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(683)	455	(1,065)	2,415
Less reclassification adjustment for net losses included in net income	274	619	482	1,655
Total	(409)	1,074	(583)	4,070
Defined benefit pension plan
Amortization of net loss	55	112	110	224
Total other comprehensive income (loss)	18,126	(5,021)	34,300	(22,578)
Total comprehensive income	$94,594	$67,781	$224,098	$92,189
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	113,330	—	—	113,330
Other comprehensive income, net of tax	—	—	—	—	—	16,174	—	16,174
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,686)	—	—	(36,686)
Effect of stock incentive plan, net	—	302	226	2,935	(99)	—	(1,251)	1,811
Balance - March 31, 2019	209,691	331,733	116,466	2,799,434	375,983	(53,257)	(3,438)	3,444,879
Net income	—	—	—	—	76,468	—	—	76,468
Other comprehensive income, net of tax	—	—	—	—	—	18,126	—	18,126
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,712)	—	—	(36,712)
Effect of stock incentive plan, net	—	55	105	4,625	(377)	—	176	4,529
Balance - June 30, 2019	$209,691	331,788	$116,571	$2,804,059	$412,190	$(35,131)	$(3,262)	$3,504,118

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

For the Six Months Ended June 30, 2018

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2017	$209,691	264,469	$92,727	$2,060,356	$216,733	$(46,005)	$(337)	$2,533,165
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	480	(480)	—	—
Reclassification due to the adoption of ASU No. 2017-12	—	—	—	—	61	(61)	—	—
Adjustment due to the adoption of ASU No. 2016-16	—	—	—	—	(17,611)	—	—	(17,611)
Balance - January 1, 2018	209,691	264,469	92,727	2,060,356	199,663	(46,546)	(337)	2,515,554
Net income	—	—	—	—	41,965	—	—	41,965
Other comprehensive loss, net of tax	—	—	—	—	—	(17,557)	—	(17,557)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,635)	—	—	(36,635)
Effect of stock incentive plan, net	—	1,714	355	8,717	(2,266)	—	(169)	6,637
Common stock issued	—	65,007	22,742	715,121	—	—	348	738,211
Balance - March 31, 2018	209,691	331,190	115,824	2,784,194	199,555	(64,103)	(158)	3,245,003
Net income	—	—	—	—	72,802	—	—	72,802
Other comprehensive income, net of tax	—	—	—	—	—	(5,021)	—	(5,021)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,534)	—	—	(36,534)
Effect of stock incentive plan, net	—	264	203	4,996	(58)	—	(907)	4,234
Balance - June 30, 2018	$209,691	331,454	$116,027	$2,789,190	$232,593	$(69,124)	$(1,065)	$3,277,312

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$189,798	$114,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,240	13,783
Stock-based compensation	8,282	12,153
Provision for credit losses	10,100	18,090
Net amortization of premiums and accretion of discounts on securities and borrowings	14,287	17,212
Amortization of other intangible assets	8,481	8,910
Losses on securities transactions, net	21	801
Proceeds from sales of loans held for sale	421,730	437,876
Gains on sales of loans, net	(8,506)	(14,395)
Net impairment losses on securities, recognized in earnings	2,928	—
Originations of loans held for sale	(200,877)	(446,849)
(Gains) losses on sales of assets, net	(77,156)	222
Net change in:
Cash surrender value of bank owned life insurance	(4,092)	(4,415)
Accrued interest receivable	(3,769)	(2,042)
Other assets	(186,674)	(55,464)
Accrued expenses and other liabilities	65,970	(16,281)
Net cash provided by operating activities	265,763	84,368
Cash flows from investing activities:
Net loan originations and purchases	(992,236)	(1,158,514)
Investment securities held to maturity:
Purchases	(261,446)	(100,160)
Maturities, calls and principal repayments	155,002	120,876
Investment securities available for sale:
Purchases	—	(239,226)
Sales	—	38,625
Maturities, calls and principal repayments	109,045	124,635
Death benefit proceeds from bank owned life insurance	1,350	2,652
Proceeds from sales of real estate property and equipment	102,500	9,773
Purchases of real estate property and equipment	(9,336)	(12,811)
Cash and cash equivalents acquired in acquisition	—	156,612
Net cash used in investing activities	(895,121)	(1,057,538)
Cash flows from financing activities:
Net change in deposits	320,955	(77,533)
Net change in short-term borrowings	268,870	1,479,305
Advances of long-term borrowings	400,000	—
Repayments of long-term borrowings	(255,000)	(300,027)
Cash dividends paid to preferred shareholders	(3,172)	(6,344)
Cash dividends paid to common shareholders	(73,546)	(65,989)
Purchase of common shares to treasury	(1,462)	(2,598)
Common stock issued, net	(480)	2,512
Other, net	(240)	—
Net cash provided by financing activities	655,925	1,029,326
Net change in cash and cash equivalents	26,567	56,156
Cash and cash equivalents at beginning of year	428,629	416,110
Cash and cash equivalents at end of period	$455,196	$472,266

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$198,815	$124,816
Federal and state income taxes	80,116	29,280
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,016	$672
Transfer of loans to loans held for sale	216,211	263,324
Lease right of use assets obtained in exchange for operating lease liabilities	296,064	—
Acquisition:
Non-cash assets acquired:
Investment securities held to maturity	$—	$214,217
Investment securities available for sale	—	308,385
Loans	—	3,736,984
Premises and equipment	—	62,066
Bank owned life insurance	—	49,052
Accrued interest receivable	—	12,123
Goodwill	—	394,028
Other intangible assets	—	45,906
Other assets	—	100,059
Total non-cash assets acquired	$—	$4,922,820
Liabilities assumed:
Deposits	$—	$3,564,843
Short-term borrowings	—	649,979
Long-term borrowings	—	87,283
Junior subordinated debentures issued to capital trusts	—	13,249
Accrued expenses and other liabilities	—	26,848
Total liabilities assumed	—	4,342,202
Net non-cash assets acquired	$—	$580,618
Net cash and cash equivalents acquired in acquisition	$—	$156,612
Common stock issued in acquisition	$—	$737,230
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2019 and for all periods presented have been made. The results of operations for the three and six months ended on June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except for share data)
Net income available to common shareholders	$73,296	$69,630	$183,454	$108,423
Basic weighted average number of common shares outstanding	331,748,552	331,318,381	331,675,313	331,024,531
Plus: Common stock equivalents	1,211,250	1,577,102	1,254,046	1,575,460
Diluted weighted average number of common shares outstanding	332,959,802	332,895,483	332,929,359	332,599,991
Earnings per common share:
Basic	$0.22	$0.21	$0.55	$0.33
Diluted	0.22	0.21	0.55	0.33

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units, common stock options, and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options equaled approximately 482 thousand and 494 thousand shares for the three and six months ended June 30, 2019, respectively. Anti-dilutive warrants and common stock options equaled 2.9 million shares for both the three and six months ended June 30, 2018. All of Valley's outstanding warrants expired unexercised in the fourth quarter of 2018.
Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2019:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2019	$(17,266)	$(4,205)	$(31,786)	$(53,257)
Other comprehensive income (loss) before reclassification	18,488	(683)	—	17,805
Amounts reclassified from other comprehensive income (loss)	(8)	274	55	321
Other comprehensive income (loss), net	18,480	(409)	55	18,126
Balance at June 30, 2019	$1,214	$(4,614)	$(31,731)	$(35,131)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2018	$(33,559)	$(4,031)	$(31,841)	$(69,431)
Other comprehensive income (loss) before reclassification	34,755	(1,065)	—	33,690
Amounts reclassified from other comprehensive income (loss)	18	482	110	610
Other comprehensive income (loss), net	34,773	(583)	110	34,300
Balance at June 30, 2019	$1,214	$(4,614)	$(31,731)	$(35,131)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2019 and 2018:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2019	2018	2019	2018	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$11	$(52)	$(21)	$(795)	Gains (losses) on securities transactions, net
Tax effect	(3)	10	3	221
Total net of tax	8	(42)	(18)	(574)
Unrealized losses on derivatives (cash flow hedges) before tax	(383)	(866)	(673)	(2,317)	Interest expense
Tax effect	109	247	191	662
Total net of tax	(274)	(619)	(482)	(1,655)
Defined benefit pension plan:
Amortization of net loss	(78)	(157)	(156)	(314)	*
Tax effect	23	45	46	90
Total net of tax	(55)	(112)	(110)	(224)
Total reclassifications, net of tax	$(321)	$(773)	$(610)	$(2,453)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

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

ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" reinstates the fair value exception in ASC 840, in which lessors will measure fair value, at lease commencement, as cost, reflecting any applicable volume or trade discounts. ASU No. 2019-01 also requires lessors that are depository or lending institutions in the scope of Topic 842 to classify the principal portion of lease payments received under sales-type and direct financing leases as cash flows from investing activities. The interest portion of those and all lease payments received under operating leases are classified as cash flows from operating activities. Effective January 1, 2019, Valley early adopted ASU No. 2019-01 concurrent with its adoption of Topic 842. The adoption of ASU No. 2019-01 did not have a material impact on Valley's consolidated financial statements.

New Accounting Guidance Not Yet Adopted

ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief" provides transition relief for entities adopting the credit losses standard, ASU No. 2016-13. Specifically, this update amends ASU No. 2016-13 to allow companies to irrevocably elect, upon adoption of ASU No. 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost, (2) are within the scope of the credit losses guidance in Topic 326-20, (3) are eligible for the fair value option under Topic 825-10, and (4) are not held-to-maturity debt securities. ASU No. 2019-05 is effective for Valley for reporting periods beginning January 1, 2020. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements.

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

ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020 and Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley’s implementation effort is managed through several cross-functional working groups. These groups continue to evaluate the requirements of the new standard, assess its impact on current operational processes, and develop loss models that accurately project lifetime expected loss estimates. Valley expects that the adoption of ASU No. 2016-13 will result in an increase in its allowance for credit losses due to several factors, including: (i) the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, (ii) the non-accretable difference (as defined in Note 7) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans, and (iii) an allowance will be established for estimated credit losses on investment securities classified as held to maturity. The extent of the increase is under evaluation but will depend upon the nature and characteristics of Valley's loan and investment portfolios at the adoption date, and the economic conditions and forecasts at that date.
During the second quarter of 2019, Valley began the process of performing parallel runs for CECL alongside the current allowance process. Management will continue to refine and validate the new methodologies and models throughout 2019.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2019 and December 31, 2018. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2019	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$50,741	$50,741	$—	$—
U.S. government agency securities	33,028	—	33,028	—
Obligations of states and political subdivisions	186,697	—	186,017	680
Residential mortgage-backed securities	1,372,979	—	1,372,979	—
Corporate and other debt securities	35,905	—	35,905	—
Total available for sale	1,679,350	50,741	1,627,929	680
Loans held for sale (1)	36,641	—	36,641	—
Other assets (2)	140,496	—	140,496	—
Total assets	$1,856,487	$50,741	$1,805,066	$680
Liabilities
Other liabilities (2)	$33,502	$—	$33,502	$—
Total liabilities	$33,502	$—	$33,502	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$43,707	$—	$—	$43,707
Foreclosed assets	5,587	—	—	5,587
Total	$49,294	$—	$—	$49,294

		Fair Value Measurements at Reporting Date Using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $35.6 million and $34.6 million at June 30, 2019 and December 31, 2018, respectively.

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

In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at June 30, 2019. See Note 6 for additional information regarding this impaired security.

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2019 and December 31, 2018 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2019 and December 31, 2018), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2019 and December 31, 2018.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At June 30, 2019, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended June 30, 2019, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $938 thousand for the three and six months ended June 30, 2019. The collateral dependent loan charge-offs to the allowance for loan losses for the three and six months ended June 30, 2018 were immaterial. At June 30, 2019, collateral dependent impaired loans with a total recorded investment of $73.4 million were reduced by specific valuation allowance allocations totaling $29.7 million to a reported total net carrying amount of $43.7 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2019, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 11.0 percent and a discount rate of 9.5 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At June 30, 2019, loan servicing rights were not re-measured at fair value and were carried at amortized cost. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $107 thousand and $84 thousand for the three and six months ended June 30, 2019, respectively, as compared to net impairment charges totaling $90 thousand and $317 thousand for the three and six months ended June 30, 2018, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at June 30, 2019. At June 30, 2019, foreclosed assets included $5.6 million of assets that were measured at fair value upon initial recognition or subsequently re-measured at June 30, 2019. The foreclosed assets charge-offs to the allowance for the loan losses totaled $653 thousand and $649 thousand for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses of $160 thousand and $145 thousand for the within non-interest expense for the six months ended June 30, 2019 and 2018, respectively. The net loss from re-measurement of foreclosed assets at fair value subsequent to their initial recognition for the three months ended June 30, 2019 and 2018 was immaterial.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2019 and December 31, 2018 were as follows:

	Fair Value Hierarchy	June 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$276,291	$276,291	$251,541	$251,541
Interest bearing deposits with banks	Level 1	178,905	178,905	177,088	177,088
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,436	144,655	138,517	142,049
U.S. government agency securities	Level 2	8,049	8,092	8,721	8,641
Obligations of states and political subdivisions	Level 2	536,778	549,050	585,656	586,033
Residential mortgage-backed securities	Level 2	1,415,409	1,419,066	1,266,770	1,235,605
Trust preferred securities	Level 2	37,314	31,372	37,332	31,486
Corporate and other debt securities	Level 2	32,250	32,557	31,250	31,129
Total investment securities held to maturity		2,168,236	2,184,792	2,068,246	2,034,943
Net loans	Level 3	25,647,057	25,207,831	24,883,610	24,068,755
Accrued interest receivable	Level 1	99,065	99,065	95,296	95,296
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	260,490	260,490	232,080	232,080
Financial liabilities
Deposits without stated maturities	Level 1	17,435,741	17,435,741	17,388,990	17,388,990
Deposits with stated maturities	Level 2	7,338,188	7,338,945	7,063,984	7,005,573
Short-term borrowings	Level 1	2,387,784	2,388,299	2,118,914	2,091,892
Long-term borrowings	Level 2	1,800,182	1,840,862	1,654,268	1,751,194
Junior subordinated debentures issued to capital trusts	Level 2	55,544	57,040	55,370	55,692
Accrued interest payable (2)	Level 1	36,031	36,031	25,762	25,762

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Note 6. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2019
U.S. Treasury securities	$138,436	$6,219	$—	$144,655
U.S. government agency securities	8,049	69	(26)	8,092
Obligations of states and political subdivisions:
Obligations of states and state agencies	314,878	7,680	(992)	321,566
Municipal bonds	221,900	5,640	(56)	227,484
Total obligations of states and political subdivisions	536,778	13,320	(1,048)	549,050
Residential mortgage-backed securities	1,415,409	13,242	(9,585)	1,419,066
Trust preferred securities	37,314	62	(6,004)	31,372
Corporate and other debt securities	32,250	399	(92)	32,557
Total investment securities held to maturity	$2,168,236	$33,311	$(16,755)	$2,184,792
December 31, 2018
U.S. Treasury securities	$138,517	$3,532	$—	$142,049
U.S. government agency securities	8,721	55	(135)	8,641
Obligations of states and political subdivisions:
Obligations of states and state agencies	341,702	4,332	(5,735)	340,299
Municipal bonds	243,954	3,141	(1,361)	245,734
Total obligations of states and political subdivisions	585,656	7,473	(7,096)	586,033
Residential mortgage-backed securities	1,266,770	3,203	(34,368)	1,235,605
Trust preferred securities	37,332	77	(5,923)	31,486
Corporate and other debt securities	31,250	96	(217)	31,129
Total investment securities held to maturity	$2,068,246	$14,436	$(47,739)	$2,034,943

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2019 and December 31, 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2019
U.S. government agency securities	$—	$—	$5,675	$(26)	$5,675	$(26)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	45,843	(992)	45,843	(992)
Municipal bonds	4,968	(27)	4,331	(29)	9,299	(56)
Total obligations of states and political subdivisions	4,968	(27)	50,174	(1,021)	55,142	(1,048)
Residential mortgage-backed securities	3,445	(7)	674,804	(9,578)	678,249	(9,585)
Trust preferred securities	—	—	29,957	(6,004)	29,957	(6,004)
Corporate and other debt securities	—	—	4,908	(92)	4,908	(92)
Total	$8,413	$(34)	$765,518	$(16,721)	$773,931	$(16,755)
December 31, 2018
U.S. government agency securities	$—	$—	$6,074	$(135)	$6,074	$(135)
Obligations of states and political subdivisions:
Obligations of states and state agencies	16,098	(266)	138,437	(5,469)	154,535	(5,735)
Municipal bonds	3,335	(37)	60,078	(1,324)	63,413	(1,361)
Total obligations of states and political subdivisions	19,433	(303)	198,515	(6,793)	217,948	(7,096)
Residential mortgage-backed securities	72,240	(852)	846,671	(33,516)	918,911	(34,368)
Trust preferred securities	—	—	30,055	(5,923)	30,055	(5,923)
Corporate and other debt securities	9,948	(52)	4,835	(165)	14,783	(217)
Total	$101,621	$(1,207)	$1,086,150	$(46,532)	$1,187,771	$(47,739)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 127 at June 30, 2019 and 378 at December 31, 2018.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at June 30, 2019 mostly related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at June 30, 2019 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at June 30, 2019.
As of June 30, 2019, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.3 billion.

The contractual maturities of investments in debt securities held to maturity at June 30, 2019 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$30,122	$30,109
Due after one year through five years	237,783	243,951
Due after five years through ten years	242,178	253,387
Due after ten years	242,744	238,279
Residential mortgage-backed securities	1,415,409	1,419,066
Total investment securities held to maturity	$2,168,236	$2,184,792

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.6 years at June 30, 2019.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2019
U.S. Treasury securities	$50,963	$—	$(222)	$50,741
U.S. government agency securities	32,525	521	(18)	33,028
Obligations of states and political subdivisions:
Obligations of states and state agencies	87,473	465	(222)	87,716
Municipal bonds	98,305	899	(223)	98,981
Total obligations of states and political subdivisions	185,778	1,364	(445)	186,697
Residential mortgage-backed securities	1,373,033	8,303	(8,357)	1,372,979
Corporate and other debt securities	35,416	489	—	35,905
Total investment securities available for sale	$1,677,715	$10,677	$(9,042)	$1,679,350
December 31, 2018
U.S. Treasury securities	$50,975	$—	$(1,669)	$49,306
U.S. government agency securities	36,844	71	(638)	36,277
Obligations of states and political subdivisions:
Obligations of states and state agencies	100,777	18	(3,682)	97,113
Municipal bonds	101,207	209	(1,437)	99,979
Total obligations of states and political subdivisions	201,984	227	(5,119)	197,092
Residential mortgage-backed securities	1,469,059	1,484	(40,761)	1,429,782
Corporate and other debt securities	37,542	213	(668)	37,087
Total investment securities available for sale	$1,796,404	$1,995	$(48,855)	$1,749,544

The age of unrealized losses and fair value of related securities available for sale at June 30, 2019 and December 31, 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2019
U.S. Treasury securities	$—	$—	$50,741	$(222)	$50,741	$(222)
U.S. government agency securities	—	—	2,488	(18)	2,488	(18)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	43,868	(222)	43,868	(222)
Municipal bonds	1,986	(34)	20,335	(189)	22,321	(223)
Total obligations of states and political subdivisions	1,986	(34)	64,203	(411)	66,189	(445)
Residential mortgage-backed securities	220	(3)	703,691	(8,354)	703,911	(8,357)
Total	$2,206	$(37)	$821,123	$(9,005)	$823,329	$(9,042)
December 31, 2018
U.S. Treasury securities	$—	$—	$49,306	$(1,669)	$49,306	$(1,669)
U.S. government agency securities	2,120	(20)	26,775	(618)	28,895	(638)
Obligations of states and political subdivisions:
Obligations of states and state agencies	17,560	(95)	75,718	(3,587)	93,278	(3,682)
Municipal bonds	5,018	(106)	70,286	(1,331)	75,304	(1,437)
Total obligations of states and political subdivisions	22,578	(201)	146,004	(4,918)	168,582	(5,119)
Residential mortgage-backed securities	119,645	(668)	1,221,942	(40,093)	1,341,587	(40,761)
Corporate and other debt securities	12,339	(161)	12,397	(507)	24,736	(668)
Total	$156,682	$(1,050)	$1,456,424	$(47,805)	$1,613,106	$(48,855)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2019 was 294 as compared to 545 at December 31, 2018.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at June 30, 2019 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.
As of June 30, 2019, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of debt securities available for sale at June 30, 2019 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$9,121	$9,117
Due after one year through five years	125,530	125,671
Due after five years through ten years	66,064	67,046
Due after ten years	103,967	104,537
Residential mortgage-backed securities	1,373,033	1,372,979
Total investment securities available for sale	$1,677,715	$1,679,350

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 6.7 years at June 30, 2019.
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

During the three months ended June 30, 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge on one special revenue bond classified as available for sale (within the obligations of states and state agencies in the tables above). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter of 2019, as well as the issuer's default on its contractual payment. At June 30, 2019, the impaired security had an adjusted amortized cost and fair value of $680 thousand after recognition of the credit impairment. Comparatively, there were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2018.

The obligations of states and political subdivisions include special revenue bonds which had an aggregated amortized cost and fair value of $306.5 million and $308.5 million, respectively, at June 30, 2019. The gross unrealized losses associated with the special revenue bonds totaled $1.4 million as of June 30, 2019. The special revenue bonds were largely issued by the states of (or municipalities within) Utah, Minnesota, Florida, other state housing authorities, as well the Port Authority of New York. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. Exclusive of the impaired security, these investments are a mix of bonds with investment grade ratings or not rated paying in accordance with their contractual terms. The vast majority of the bonds not rated by the rating agencies are state housing finance agency revenue bonds secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS). Valley will continue to closely monitor the special revenue bond portfolio as part of its quarterly impairment analysis.

The impaired special revenue bond was not accruing interest as of June 30, 2019. Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Management does not believe that any individual unrealized loss as of June 30, 2019 included in the investment portfolio tables above represents other-than-temporary impairment, as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on any other securities, except for the impaired special revenue bond discussed above.
Note 7. Loans

The detail of the loan portfolio as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019			December 31, 2018
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Loans:
Commercial and industrial	$3,918,894	$696,871	$4,615,765	$3,590,375	$740,657	$4,331,032
Commercial real estate:
Commercial real estate	10,470,127	2,327,890	12,798,017	9,912,309	2,494,966	12,407,275
Construction	1,288,417	240,551	1,528,968	1,122,348	365,784	1,488,132
Total commercial real estate loans	11,758,544	2,568,441	14,326,985	11,034,657	2,860,750	13,895,407
Residential mortgage	3,694,463	377,987	4,072,450	3,682,984	428,416	4,111,400
Consumer:
Home equity	385,987	115,659	501,646	371,340	145,749	517,089
Automobile	1,362,143	323	1,362,466	1,319,206	365	1,319,571
Other consumer	910,174	12,676	922,850	846,821	14,149	860,970
Total consumer loans	2,658,304	128,658	2,786,962	2,537,367	160,263	2,697,630
Total loans	$22,030,205	$3,771,957	$25,802,162	$20,845,383	$4,190,086	$25,035,469

Total loans include net unearned premiums and deferred loan costs of $19.6 million and $21.5 million at June 30, 2019 and December 31, 2018, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $4.0 billion and $4.4 billion at June 30, 2019 and December 31, 2018, respectively.

Valley transferred $216.2 million and $263.3 million of residential mortgage loans from the loan portfolio to loans held for sale during the six months ended June 30, 2019 and 2018, respectively. There were no other sales of loans from the held for investment portfolio during the six months ended June 30, 2019 and 2018.

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

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$890,771	$691,086	$875,958	$282,009
Acquisition	—	—	—	474,208
Accretion	(55,014)	(60,536)	(108,506)	(125,667)
Net increase in expected cash flows	18,130	—	86,435	—
Balance, end of period	$853,887	$630,550	$853,887	$630,550

The net increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. Based upon the most recent reforecasted cash flows during the first half of 2019, the net increase in expected cash flows for the three and six months ended June 30, 2019 was largely driven by additional advances on acquired lines of credit coupled with lower prospective loss expectations.

Credit Risk Management

For all of its loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances.

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at June 30, 2019 and December 31, 2018:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2019
Commercial and industrial	$14,119	$4,135	$3,298	$76,216	$97,768	$3,821,126	$3,918,894
Commercial real estate:
Commercial real estate	6,202	354	—	6,231	12,787	10,457,340	10,470,127
Construction	—	1,342	—	—	1,342	1,287,075	1,288,417
Total commercial real estate loans	6,202	1,696	—	6,231	14,129	11,744,415	11,758,544
Residential mortgage	19,131	3,635	1,054	12,069	35,889	3,658,574	3,694,463
Consumer loans:
Home equity	673	82	—	1,630	2,385	383,602	385,987
Automobile	7,221	925	328	148	8,622	1,353,521	1,362,143
Other consumer	4,038	477	31	221	4,767	905,407	910,174
Total consumer loans	11,932	1,484	359	1,999	15,774	2,642,530	2,658,304
Total	$51,384	$10,950	$4,711	$96,515	$163,560	$21,866,645	$22,030,205
December 31, 2018
Commercial and industrial	$13,085	$3,768	$6,156	$70,096	$93,105	$3,497,270	$3,590,375
Commercial real estate:
Commercial real estate	9,521	530	27	2,372	12,450	9,899,859	9,912,309
Construction	2,829	—	—	356	3,185	1,119,163	1,122,348
Total commercial real estate loans	12,350	530	27	2,728	15,635	11,019,022	11,034,657
Residential mortgage	16,576	2,458	1,288	12,917	33,239	3,649,745	3,682,984
Consumer loans:
Home equity	872	40	—	2,156	3,068	368,272	371,340
Automobile	7,973	1,299	308	80	9,660	1,309,546	1,319,206
Other consumer	895	47	33	419	1,394	845,427	846,821
Total consumer loans	9,740	1,386	341	2,655	14,122	2,523,245	2,537,367
Total	$51,751	$8,142	$7,812	$88,396	$156,101	$20,689,282	$20,845,383

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents information about impaired loans by loan portfolio class at June 30, 2019 and December 31, 2018:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
June 30, 2019
Commercial and industrial	$13,008	$90,018	$103,026	$115,602	$31,128
Commercial real estate:
Commercial real estate	20,707	26,258	46,965	49,067	2,604
Construction	354	—	354	354	—
Total commercial real estate loans	21,061	26,258	47,319	49,421	2,604
Residential mortgage	6,046	6,448	12,494	13,531	668
Consumer loans:
Home equity	221	519	740	838	50
Total consumer loans	221	519	740	838	50
Total	$40,336	$123,243	$163,579	$179,392	$34,450
December 31, 2018
Commercial and industrial	$8,339	$89,513	$97,852	$104,007	$29,684
Commercial real estate:
Commercial real estate	16,732	25,606	42,338	44,337	2,615
Construction	803	457	1,260	1,260	13
Total commercial real estate loans	17,535	26,063	43,598	45,597	2,628
Residential mortgage	7,826	6,078	13,904	14,948	600
Consumer loans:
Home equity	125	1,146	1,271	1,366	113
Total consumer loans	125	1,146	1,271	1,366	113
Total	$33,825	$122,800	$156,625	$165,918	$33,025

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$105,633	$443	$87,674	$212
Commercial real estate:
Commercial real estate	46,234	547	52,729	563
Construction	354	—	2,244	16
Total commercial real estate loans	46,588	547	54,973	579
Residential mortgage	12,254	95	12,914	185
Consumer loans:
Home equity	747	10	1,794	33
Total consumer loans	747	10	1,794	33
Total	$165,222	$1,095	$157,355	$1,009

	Six Months Ended June 30, 2018
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$111,329	$1,014	$88,865	$926
Commercial real estate:
Commercial real estate	45,515	1,266	54,104	1,179
Construction	587	—	2,230	39
Total commercial real estate loans	46,102	1,266	56,334	1,218
Residential mortgage	13,072	239	13,502	350
Consumer loans:
Home equity	940	21	1,910	66
Total consumer loans	940	21	1,910	66
Total	$171,443	$2,540	$160,611	$2,560

Interest income recognized on a cash basis (included in the table above) was immaterial for the three and six months ended June 30, 2019 and 2018.
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
Performing TDRs (not reported as non-accrual loans) totaled $74.4 million and $77.2 million as of June 30, 2019 and December 31, 2018, respectively. Non-performing TDRs totaled $67.8 million and $55.0 million as of June 30, 2019 and December 31, 2018, respectively.

The following table presents non-PCI loans by loan class modified as TDRs during the three and six months ended June 30, 2019 and 2018. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,
	2019			2018
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	17	$14,663	$14,187	11	$8,822	$8,575
Commercial real estate:
Commercial real estate	1	3,067	3,067	5	3,975	3,971
Construction	—	—	—	1	532	491
Total commercial real estate	1	3,067	3,067	6	4,507	4,462
Residential mortgage	1	155	155	2	393	389
Total	19	$17,885	$17,409	19	$13,722	$13,426

	Six Months Ended June 30,
	2019			2018
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	53	$38,216	$37,428	15	$10,554	$10,170
Commercial real estate:
Commercial real estate	2	4,665	4,665	6	4,170	4,164
Construction	—	—	—	2	564	503
Total commercial real estate	2	4,665	4,665	8	4,734	4,667
Residential mortgage	1	155	155	5	980	963
Consumer	—	—	—	1	88	85
Total	56	$43,036	$42,248	29	$16,356	$15,885

The total TDRs presented in the above table had allocated specific reserves for loan losses of approximately $11.7 million and $5.3 million at June 30, 2019 and 2018, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in the "Impaired Loans" section above. There were $1.1 million and $2.0 million of partial charge-offs related to TDR modifications during the three and six months ended June 30, 2019, respectively, and no charge-offs for such loans during the three and six months ended June 30, 2018.

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	18	$12,322	4	$3,212
Commercial real estate	1	383	—	—
Total	19	$12,705	4	$3,212

	Six Months Ended June 30,
	2019		2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	18	$12,322	4	$3,212
Commercial real estate	1	383	—	—
Residential mortgage	2	215	—	—
Consumer	1	18	—	—
Total	22	$12,938	4	$3,212
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

The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) at June 30, 2019 and December 31, 2018 based on the most recent analysis performed:

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
June 30, 2019
Commercial and industrial	$3,733,252	$40,412	$75,853	$69,377	$3,918,894
Commercial real estate	10,362,538	63,116	43,564	909	10,470,127
Construction	1,286,278	1,785	354	—	1,288,417
Total	$15,382,068	$105,313	$119,771	$70,286	$15,677,438
December 31, 2018
Commercial and industrial	$3,399,426	$31,996	$92,320	$66,633	$3,590,375
Commercial real estate	9,828,744	30,892	51,710	963	9,912,309
Construction	1,121,321	215	812	—	1,122,348
Total	$14,349,491	$63,103	$144,842	$67,596	$14,625,032

At June 30, 2019 and December 31, 2018, the commercial and industrial loans rated substandard and doubtful in the above table included performing TDR taxi medallion loans and non-accrual (but mostly performing to their contractual terms) taxi medallion loans, respectively.
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2019 and December 31, 2018:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
June 30, 2019
Residential mortgage	$3,682,394	$12,069	$3,694,463
Home equity	384,357	1,630	385,987
Automobile	1,361,995	148	1,362,143
Other consumer	909,953	221	910,174
Total	$6,338,699	$14,068	$6,352,767
December 31, 2018
Residential mortgage	$3,670,067	$12,917	$3,682,984
Home equity	369,184	2,156	371,340
Automobile	1,319,126	80	1,319,206
Other consumer	846,402	419	846,821
Total	$6,204,779	$15,572	$6,220,351

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of June 30, 2019 and December 31, 2018:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
June 30, 2019
Commercial and industrial	$668,887	$27,984	$696,871
Commercial real estate	2,309,294	18,596	2,327,890
Construction	239,926	625	240,551
Residential mortgage	372,531	5,456	377,987
Consumer	126,234	2,424	128,658
Total	$3,716,872	$55,085	$3,771,957
December 31, 2018
Commercial and industrial	$710,045	$30,612	$740,657
Commercial real estate	2,478,990	15,976	2,494,966
Construction	364,815	969	365,784
Residential mortgage	421,609	6,807	428,416
Consumer	158,502	1,761	160,263
Total	$4,133,961	$56,125	$4,190,086

Other real estate owned (OREO) totaled $7.2 million and $9.5 million at June 30, 2019 and December 31, 2018, respectively. OREO included foreclosed residential real estate properties totaling $1.2 million and $852 thousand at June 30, 2019 and December 31, 2018, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.7 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively.
Note 8. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at June 30, 2019 and December 31, 2018.
The following table summarizes the allowance for credit losses at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$155,105	$151,859
Allowance for unfunded letters of credit	2,974	4,436
Total allowance for credit losses	$158,079	$156,295

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$3,706	$6,592	$11,562	$17,294
Provision for unfunded letters of credit	(1,606)	550	(1,462)	796
Total provision for credit losses	$2,100	$7,142	$10,100	$18,090

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$94,630	$47,762	$5,139	$6,850	$154,381
Loans charged-off	(3,073)	—	—	(1,752)	(4,825)
Charged-off loans recovered	1,195	22	9	617	1,843
Net (charge-offs) recoveries	(1,878)	22	9	(1,135)	(2,982)
Provision for loan losses	1,632	1,194	71	809	3,706
Ending balance	$94,384	$48,978	$5,219	$6,524	$155,105
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$66,546	$56,679	$4,100	$5,537	$132,862
Loans charged-off	(642)	(38)	(99)	(1,422)	(2,201)
Charged-off loans recovered	819	15	180	495	1,509
Net recoveries (charge-offs)	177	(23)	81	(927)	(692)
Provision for loan losses	7,534	(2,844)	443	1,459	6,592
Ending balance	$74,257	$53,812	$4,624	$6,069	$138,762

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(7,355)	—	(15)	(3,780)	(11,150)
Charged-off loans recovered	1,678	43	10	1,103	2,834
Net (charge-offs) recoveries	(5,677)	43	(5)	(2,677)	(8,316)
Provision for loan losses	9,105	(715)	183	2,989	11,562
Ending balance	$94,384	$48,978	$5,219	$6,524	$155,105
Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(773)	(348)	(167)	(2,633)	(3,921)
Charged-off loans recovered	2,926	384	260	963	4,533
Net recoveries (charge-offs)	2,153	36	93	(1,670)	612
Provision for loan losses	14,872	(1,178)	926	2,674	17,294
Ending balance	$74,257	$53,812	$4,624	$6,069	$138,762

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2019 and December 31, 2018. Loans individually evaluated for impairment represent Valley's impaired loans. Loans acquired with discounts related to credit quality represent Valley's PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$31,128	$2,604	$668	$50	$34,450
Collectively evaluated for impairment	63,256	46,374	4,551	6,474	120,655
Total	$94,384	$48,978	$5,219	$6,524	$155,105
Loans:
Individually evaluated for impairment	$103,026	$47,319	$12,494	$740	$163,579
Collectively evaluated for impairment	3,815,868	11,711,225	3,681,969	2,657,564	21,866,626
Loans acquired with discounts related to credit quality	696,871	2,568,441	377,987	128,658	3,771,957
Total	$4,615,765	$14,326,985	$4,072,450	$2,786,962	$25,802,162
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$29,684	$2,628	$600	$113	$33,025
Collectively evaluated for impairment	61,272	47,022	4,441	6,099	118,834
Total	$90,956	$49,650	$5,041	$6,212	$151,859
Loans:
Individually evaluated for impairment	$97,852	$43,598	$13,904	$1,271	$156,625
Collectively evaluated for impairment	3,492,523	10,991,059	3,669,080	2,536,096	20,688,758
Loans acquired with discounts related to credit quality	740,657	2,860,750	428,416	160,263	4,190,086
Total	$4,331,032	$13,895,407	$4,111,400	$2,697,630	$25,035,469

Note 9. Leases
Lessor Arrangements
Valley's lessor arrangements primarily consist of direct financing and sales-type leases for equipment included in the commercial and industrial loan portfolio. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
At June 30, 2019, the total net investment in direct financing and sales-type leases was $377.3 million, comprised of $1.1 million in lease receivables and $376.2 million in unguaranteed residuals. Total lease income was $4.6 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively, and $8.9 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively.
Lessee Arrangements
Valley's lessee arrangements predominantly consist of operating and finance leases for premises and equipment. The majority of the operating leases include one or more options to renew that can significantly extend the lease terms. Valley’s leases have a wide range of lease expirations through the year 2062.
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
The following table presents the components of ROU assets and lease liabilities by lease type at June 30, 2019.

June 30, 2019
(in thousands)
ROU assets:
Operating leases	$282,329
Finance leases	1,019
Total	$283,348
Lease liabilities:
Operating leases	$305,364
Finance leases	2,041
Total	$307,405

The following table presents the components by lease type, of total lease cost recognized in the consolidated statement of income for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Finance lease cost:
Amortization of ROU assets	$73	$146
Interest on lease liabilities	49	101
Operating lease cost	8,949	15,923
Short-term lease cost	59	134
Variable lease cost	1,024	1,972
Sublease income	(783)	(1,686)
Total lease cost (included in net occupancy and equipment expense)	$9,371	$16,590

The following table presents supplemental cash flow information related to leases for the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,896
Operating cash flows from finance leases	102
Financing cash flows from finance leases	240

The following table presents supplemental information related to leases at June 30, 2019:

June 30, 2019
Weighted-average remaining lease term
Operating leases	13.08 years
Finance leases	3.50 years
Weighted-average discount rate
Operating leases	3.72%
Finance leases	8.25%

The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of June 30, 2019:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2019	$63,085	$17,594	$341
2020	108,188	35,006	684
2021	91,950	34,169	684
2022	70,058	32,625	684
2023	47,744	29,222	—
Thereafter	33,007	244,762	—
Total lease payments	414,032	393,378	2,393
Less: present value discount	(36,769)	(88,014)	(352)
Total	$377,263	$305,364	$2,041

The following table presents minimum aggregate lease payments in accordance with Topic 840 at June 30, 2018:

	Gross Rents	Sublease Income	Net Rents
	(in thousands)
2018	$13,731	$1,092	$12,639
2019	27,640	2,124	25,516
2020	27,785	2,077	25,708
2021	26,955	2,009	24,946
2022	25,948	1,891	24,057
Thereafter	271,054	8,130	262,924
Total lease payments	$393,113	$17,323	$375,790

Net occupancy and equipment expense included lease cost of $8.2 million and $16.4 million, net of sublease income of $874 thousand and $1.8 million, for the three and six months ended June 30, 2018, respectively.
Note 10. Goodwill and Other Intangible Assets

Goodwill totaled $1.1 billion at June 30, 2019 and December 31, 2018. There were no changes to the carrying amounts of goodwill allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley's Annual Report on Form 10-K for the year ended December 31, 2018). There was no impairment of goodwill during the three and six months ended June 30, 2019 and 2018.

The following table summarizes other intangible assets as of June 30, 2019 and December 31, 2018:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2019
Loan servicing rights	$89,732	$(66,406)	$—	$23,326
Core deposits	80,470	(34,640)	—	45,830
Other	3,945	(2,516)	—	1,429
Total other intangible assets	$174,147	$(103,562)	$—	$70,585
December 31, 2018
Loan servicing rights	$87,354	$(63,161)	$(83)	$24,110
Core deposits	80,470	(29,136)	—	51,334
Other	3,945	(2,399)	—	1,546
Total other intangible assets	$171,769	$(94,696)	$(83)	$76,990

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. See the "Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis" section of Note 5 for additional information regarding the fair valuation and impairment of loan servicing rights.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.2 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2019 and 2018.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2019 through 2023:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2019	$2,056	$5,457	$117
2020	3,603	9,607	220
2021	3,007	8,252	206
2022	2,513	6,898	191
2023	2,097	5,544	131

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $4.2 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and $8.5 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively.
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
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of June 30, 2019, 4.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Restricted Stock. Prior to January 1, 2019, restricted stock was awarded to key employees, providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley did not award any restricted stock shares during the six months ended June 30, 2019 as compared to 1.2 million shares of time-based restricted stock awarded during the six months ended June 30, 2018 to executive officers, key employees and directors of Valley. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the six months ended June 30, 2018 was $11.86 per share.
Restricted Stock Units (RSUs). Valley granted 532 thousand and 446 thousand shares of performance-based RSUs to certain executive officers for the six months ended June 30, 2019 and 2018, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to our peer group. The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the six months ended June 30, 2019 and 2018 was $10.43 per share and $12.35 per share, respectively.

Valley recorded total stock-based compensation expense of $4.2 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $8.3 million and $12.2 million for the six months ended June 30, 2019 and 2018, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2019, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $21.9 million and will be recognized over an average remaining vesting period of 2.15 years.
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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2019, Valley had 20 credit swaps with an aggregate notional amount of $127.3 million related to risk participation agreements.

At June 30, 2019, Valley had one "steepener" swap with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2019			December 31, 2018
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$2,159	$255,000	$—	$27	$332,000
Fair value hedge interest rate swaps	—	337	7,411	—	347	7,536
Total derivatives designated as hedging instruments	$—	$2,496	$262,411	$—	$374	$339,536
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$139,893	$30,337	$3,469,497	$48,642	$22,533	$3,390,578
Mortgage banking derivatives	603	669	140,306	337	774	105,247
Total derivatives not designated as hedging instruments	$140,496	$31,006	$3,609,803	$48,979	$23,307	$3,495,825

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at June 30, 2019 and December 31, 2018.

Gains (Losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(383)	$(866)	$(673)	$(2,317)
Amount of (loss) gain recognized in other comprehensive income (loss)	(962)	637	(1,512)	3,388

The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.6 million and $4.0 million at June 30, 2019 and December 31, 2018, respectively.

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
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Derivative - interest rate swaps:
Interest income	$49	$88	$73	$219
Hedged item - loans:
Interest income	$(49)	$(88)	$(73)	$(219)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $5.4 million and $4.4 million for the three months ended June 30, 2019 and 2018, respectively, and $9.5 million and $7.7 million for the six months ended June 30, 2019 and 2018, respectively, and was included in other non-interest income.
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at June 30, 2019 and December 31, 2018.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in thousands)
Loans	$7,748	$7,882	$337	$346

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(347)	$230	$(757)	$448

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2019, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $17.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
Note 13. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate swaps and caps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
June 30, 2019
Assets:
Interest rate swaps	$139,893	$—	$139,893	$(13,385)	$—		$126,508
Liabilities:
Interest rate swaps	$32,833	$—	$32,833	$(13,385)	$(15,211)	(1)	$4,237
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$182,833	$—	$182,833	$(13,385)	$(165,211)		$4,237
December 31, 2018
Assets:
Interest rate swaps and caps	$48,642	$—	$48,642	$(1,214)	$—		$47,428
Liabilities:
Interest rate swaps and caps	$22,907	$—	$22,907	$(1,214)	$(1,852)	(1)	$19,841
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$172,907	$—	$172,907	$(1,214)	$(151,852)		$19,841

(1)	Represents the amount of collateral posted with derivative counterparties that offsets net liability positions.

(2)	Represents the fair value of non-cash pledged investment securities.
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

Valley’s tax credit investments are carried in other assets on the consolidated statements of financial condition. Valley’s unfunded capital and other commitments related to the tax credit investments are carried in accrued expenses and other liabilities on the consolidated statements of financial condition. Valley recognizes amortization of tax credit investments, including impairment losses, within non-interest expense of the consolidated statements of income using the equity method of accounting. After initial measurement, the carrying amounts of tax credit investments with non-readily determinable fair values are increased to reflect Valley's share of income of the investee and are reduced to reflect its share of losses of the investee, dividends received and other-than-temporary impairments, if applicable (See "Other-Than-Temporary Impairment Analysis" section below).

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$27,738	$36,961
Other tax credit investments, net	58,215	68,052
Total tax credit investments, net	$85,953	$105,013
Other Liabilities:
Unfunded affordable housing tax credit commitments	$2,696	$4,520
Unfunded other tax credit commitments	5,139	8,756
Total unfunded tax credit commitments	$7,835	$13,276

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,708	$1,429	$3,421	$3,250
Other tax credit investment credits and tax benefits	2,158	5,680	4,961	11,165
Total reduction in income tax expense	$3,866	$7,109	$8,382	$14,415
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$593	$(319)	$1,266	$667
Affordable housing tax credit investment impairment losses	794	515	1,524	1,102
Other tax credit investment losses	2,509	1,253	3,496	1,790
Other tax credit investment impairment losses	967	3,021	5,750	6,185
Total amortization of tax credit investments recorded in non-interest expense	$4,863	$4,470	$12,036	$9,744

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

On a quarterly basis, Valley obtains financial reporting on its underlying tax credit investment assets for each fund from the fund manager who is independent of us and the Fund Sponsor. The financial reporting is reviewed for deterioration in the financial condition of the fund, the level of cash flows and any significant losses or impairment charges. Valley also regularly reviews the condition and continuing prospects of the underlying operations of the investment with the fund manager, including any observations from site visits and communications with the fund sponsor, if available. Annually, Valley obtains the audited financial statements prepared by an independent accounting firm for each investment, as well as the annual tax returns. Generally, none of the aforementioned review factors are individually conclusive and the relative importance of each factor will vary based on facts and circumstances. However, the longer the expected period of recovery, the stronger and more objective the positive evidence needs to be in order to overcome the presumption that the impairment is other than temporary. If management determines that a decline in value is other than temporary per its quarterly and annual reviews, including current probable cash flow projections, the applicable tax credit investment is written down to its fair value through an impairment charge to earnings, which establishes the new cost basis of the investment.

The aggregate unamortized investment related to three federal renewable energy tax credit funds sponsored by DC Solar represented approximately $2.4 million (or approximately $800 thousand for each fund) of the $68.1 million of net other tax credit investments reported as of December 31, 2018. These funds are disclosed in detail in Note 15. During the first quarter of 2019, Valley determined that future cash flows related to the remaining investments in all three funds were not probable based upon new information available, including the sponsor’s bankruptcy proceedings which were reclassified to Chapter 7 from Chapter 11 in late March 2019. As a result, we recognized an other-than-temporary impairment charge for the entire aggregate unamortized investment of $2.4 million during the first quarter, which is included within amortization of tax credit investments for the six months ended June 30, 2019.
Note 15. Income Taxes
The federal energy investment tax credit (FEITC) program encourages the use of renewable energy, including solar energy. The energy program reduces federal income taxes by offering a 30 percent tax credit to owners of energy property that meets established performance and quality standards. In addition, there are other returns from tax losses and cash flows generated by the investment. Typically, an owner and the tax credit investor, such as Valley, establish a limited partnership. The tax credit investor usually has a substantial, but passive, interest in the partnership and the owner of the solar energy property has a small interest. The ownership structure permits the tax benefits to pass through to the tax credit investor with an expected exit from ownership after five years.

The amount of the FEITC is calculated based on the total cost of a renewable energy property. From 2013 to 2015, Valley invested in three FEITC funds (Fund VI, Fund XII and Fund XIX) sponsored by DC Solar to purchase a total of 512 mobile solar generator units. The valuation of the unit price of the solar units was supported by an appraisal prepared by a well-recognized national appraisal firm. The total tax credits of $22.8 million were used to reduce Valley’s federal income taxes payable in its consolidated financial statements from 2013 to 2015.

The full value of the FEITC is earned immediately when a solar energy property is placed in service. However, the tax credit is subject to recapture for federal tax purposes for a five-year compliance period, if the property ceases to remain eligible for the tax credit. A property may become ineligible during the compliance period due to (i) a sale or disposal of the property, (ii) lease of the property to a tax exempt entity or (3) its removal from service (i.e., no longer available for lease). During the first year after the property has been placed in service, the recapture rate is 100 percent of the tax credit. The rate declines by 20 percent each year thereafter until the end of the fifth year. The compliance period expires at the end of the fifth year after the property has been placed in service. All three funds leased the mobile solar generator units to DC Solar Distributions, which stated its intention to sublease the units to third parties.
An entity shall initially recognize the financial statement effects of a tax position when it is more likely than not (or a likelihood of more than 50 percent), based on the technical merits, that the position will be sustained upon examination. The level of evidence that is necessary and appropriate to support an entity's assessment of the technical merits of a tax position is a matter of judgment that depends on all available information. At each of the investment dates, Valley obtained two tax opinions from national law firms that, based upon the facts recited, support the recognition of the tax credits in its tax returns. Based upon management's review of the tax opinions on the investment’s legal structure, Valley recognized and measured each tax position at 100 percent of the tax credit.
Valley's subsequent measurement of a tax position is based on management’s best judgment given the facts, circumstances, and information available at the latest quarterly reporting date. A change in judgment that results in subsequent derecognition or change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the period in which the change occurs.
In late February 2019, Valley learned of Federal Bureau of Investigation (FBI) allegations of fraudulent conduct by DC Solar, including information about asset seizures of DC Solar property and assets of its principals and ongoing federal investigations. Since learning of the allegations, Valley has conducted an ongoing investigation coordinated with other DC Solar fund investors, investors' outside counsel and a third party specialist. The facts uncovered to date by the investor group impact each investor differently, affecting their likelihood of loss and the ultimate amount of tax benefit likely to be recaptured. To date, over 93 percent of the 512 solar generator units purchased by Valley's three funds have been positively identified by a third party specialist at several leasee and other locations throughout the United States. Valley has also learned through its investigation that the IRS has challenged the valuation appraisals of similar solar generator units that were used to determine the federal renewable energy tax credits related to another DC Solar fund owned by an unrelated investor.

Given the circumstances at this time, including the aforementioned IRS challenge of the appraisals similar units used by an unrelated fund investor, and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, Valley currently expects a partial loss and tax benefit recapture. As a result of this quarterly assessment, our net income for the three and six months ended June 30, 2019 includes an increase to our provision for income taxes of $223 thousand and $12.3 million, respectively, reflecting the reserve for uncertain tax liability positions (shown in the table below) related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. Valley can provide no assurance that it will not recognize additional tax provisions related to this uncertain tax liability as management learns and analyzes additional facts and information, or that Valley will not ultimately incur a complete loss on the related tax positions, which is currently estimated to be $29.4 million (inclusive of tax provisions totaling $12.3 million for the six months ended June 30, 2019).
A reconciliation of Valley’s gross unrecognized tax benefits at June 30, 2019 and 2018 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Beginning balance	$12,100	$4,238	$—	$4,238
Additions based on tax positions related to current year	223	—	12,323	—
Ending balance	$12,323	$4,238	$12,323	$4,238

The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Accrued interest associated with uncertain tax positions totaled approximately $2.1 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively.

Valley monitors its tax positions for the underlying facts, circumstances, and information available including the federal investigation of DC Solar and changes in tax laws, case law and regulations that may necessitate subsequent de-recognition of previous tax benefits.
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

The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (U.S. GAAP) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitate comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018, include, but are not limited to:

•
failure to obtain shareholder or regulatory approval for the acquisition of Oritani Financial Corp. or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe;

•	the inability to realize expected cost savings and synergies from the Oritani merger in amounts or in the timeframe anticipated;

•	costs or difficulties relating to Oritani integration matters might be greater than expected;

•	material adverse changes in Valley’s or Oritani’s operations or earnings;

•	the inability to retain customers and qualified employees of Oritani;

•	the inability to repay $635 million of higher cost FHLB borrowings in conjunction with the Oritani merger;

•
developments in the DC Solar bankruptcy and federal investigations that, after careful analysis by management, could require the recognition of additional tax provision charges related to uncertain tax liability positions;

•
due diligence issues or other matters that prevent or delay the expected sale and leaseback of three branch properties or expenses that reduce the additional pre-tax net gain expected to be recognized in the second half of 2019;

•	higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in uncertain tax position liabilities, tax laws, regulations and case law;

•	weakness or a decline in the economy, mainly in New Jersey, New York, Florida and Alabama;

•	a decline in commercial real estate values within our market areas, including the potential negative impact of recent changes to New York City's rent laws;

•	the inability to grow customer deposits to keep pace with loan growth;

•	an increase in our allowance for credit losses due to higher than expected loan losses within one or more segments of our loan portfolio;

•	less than expected cost savings from Valley's branch transformation strategy;

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

•
damage verdicts or settlements or restrictions related to existing or potential litigations arising from claims of breach of fiduciary responsibility, negligence, fraud, contractual claims, environmental laws, patent or trademark infringement, employment related claims, discrimination claims, and other matters;

•
changes in accounting policies or accounting standards, including the new authoritative accounting guidance (known as the current expected credit loss (CECL) model) which may increase the level of our allowance for credit losses after adoption on January 1, 2020;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At June 30, 2019, we identified our policies on the allowance for loan losses, purchased credit-impaired loans, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018.

New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At June 30, 2019, Valley had consolidated total assets of approximately $33.0 billion, total net loans of $25.6 billion, total deposits of $24.8 billion and total shareholders’ equity of $3.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 219 branch network, 56 percent, 17 percent, 20 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions, including our acquisition of USAmeriBancorp, Inc. ("USAB") on January 1, 2018.

Oritani Financial Corp. Merger. On June 26, 2019, Valley announced that it will acquire Oritani Financial Corp. (“Oritani”) and its principal subsidiary, Oritani Bank, headquartered in Washington Township, New Jersey. Oritani has approximately $4.1 billion in assets, $3.5 billion in loans, $2.9 billion in deposits, and maintains a branch network of 26 offices in New Jersey. The merger will double Valley's market share in demographically attractive Bergen County and enhance its presence in Hudson County.

The common shareholders of Oritani will receive 1.60 shares of Valley common stock for each Oritani share they own. The transaction is valued at an estimated $740 million, based on Valley’s closing stock price on June 25, 2019. The transaction is expected to close in the fourth quarter of 2019. The merger is subject to a number of pending conditions, including customary regulatory approvals and Valley and Oritani shareholder approvals.

Branch Transformation and Sale Leaseback. As previously disclosed, Valley has embarked on a strategy to overhaul its retail network. Approximately one year ago, we established the foundation of what the transformation of our branch network would look like in coming years. At that time, we identified 74 branches that did not meet certain internal performance measures, including 20 branches that were closed and consolidated by the end of the first quarter of 2019. For the remaining 54 branches, we implemented tailored action plans focused on improving profitability and deposit levels, as well as upgrades in staffing and training, within a defined timeline.

At June 30, 2019, the majority of the 54 branches have seen measurable success in terms of relative cost of deposits, deposit mix and overall balance growth. However, some locations have not met our established performance targets. As such, we expect to close approximately 10 branches by the end of the second quarter of 2020.

For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform.

During March 2019, Valley closed a sale-leaseback transaction for 26 of its previously announced 29 properties to be sold resulting in a pre-tax gain of $78.5 million for the first quarter of 2019. Valley expects to close the sale of the remaining three properties, which remain subject to the buyer's due diligence, during the second half of 2019. The sale of the remaining properties is expected to result in a pre-tax net gain of more than $3 million.

Investment in DC Solar Funds. From 2013 to 2015, Valley invested in three federal renewable energy tax credit funds sponsored by DC Solar and claimed the related federal tax credit benefits of approximately $22.8 million in its consolidated financial statements during these periods. In late February 2019, we learned of allegations of fraudulent conduct by DC Solar, including information about asset seizures of DC Solar property and assets of its principals and ongoing federal investigations. We referred to these matters in our Annual Report on Form 10-K for

2018. Since learning of the allegations, Valley has conducted an ongoing investigation coordinated with other DC Solar fund investors, investors' outside counsel and a third party specialist.

Given the circumstances that we are aware of at this time and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, we currently expect a partial loss and tax benefit recapture. As a result of this quarterly assessment, our net income for the three and six months ended June 30, 2019 includes an increase to our provision for income taxes of $223 thousand and $12.3 million, respectively, reflecting the reserve for uncertain tax liability positions related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. During the first quarter of 2019, we also recognized a full write down of the related unamortized investments totaling $2.4 million (previously presented in other assets) due to other than temporary impairment losses. We can provide no assurance that we will not recognize additional tax provisions related to this uncertain tax liability as we learn and analyze additional facts and information, or that we will not ultimately incur a complete loss on the related tax positions, which is currently estimated to be $29.4 million (inclusive of the $12.3 million provision during the six months ended June 30, 2019). See Notes 14 and 15 to the consolidated financial statements for additional information related to our tax credit investments and reserves for uncertain tax liability positions.
Quarterly Results. Net income for the second quarter of 2019 was $76.5 million, or $0.22 per diluted common share, compared to $72.8 million, or $0.21 per diluted common share, for the second quarter of 2018. The $3.7 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $9.5 million increase in our net interest income mostly due to higher average loan balances driven by strong organic loan growth over the last 12 months and higher loan yield, (ii) an $8.2 million decrease in non-interest expense partly due to decreases in the FDIC insurance assessment, salaries and employee benefits and professional and legal fees, (iii) a $5.0 million decrease in our provision for credit losses, partially offset by (iv) a $10.4 million decrease in non-interest income partly related to the other-than-temporary impairment of securities and lower net gains on sales of loans, and (v) an $8.6 million increase in income tax expense largely due to higher pre-tax income. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense", and "Income Taxes" sections below for more details on the items above impacting our second quarter 2019 results, as well as other items discussed elsewhere in this MD&A.
Operating Environment. During the second quarter of 2019, real gross domestic product expanded 2.1 percent compared to 3.1 percent in the first quarter of 2019. The contribution from household consumption of goods and services supported economic activity but was more than offset by weaker net exports, inventory restocking and nonresidential investment.

During 2018, the Federal Reserve gradually increased the target range for the federal funds rate four times throughout the year. As a result, the target range increased from 1.25 percent to 1.50 percent as of January 1, 2018 to 2.25 percent to 2.50 percent at December 31, 2018. However, the Federal Reserve cut the federal funds rate to a target range of 2.00 to 2.25 percent on July 31, 2019, citing concern about the implications of global developments for the economic outlook as well as muted inflation pressures. The cut was later characterized as a midcycle adjustment by the Federal Reserve Chairman.

The 10-year U.S. Treasury note yield ended the second quarter at 2.00 percent, 41 basis points lower compared with March 31, 2019. The spread between the 2- and 10-year U.S. Treasury note yields ended the second quarter of 2019 at 0.25 percent, 11 basis points higher compared to the end of the first quarter of 2019 and 8 basis points lower compared to June 30, 2018.

For all domestically chartered commercial banks in the U.S. excluding the largest 25 banks by assets as reported by the Board of Governors of the Federal Reserve System, loan growth was approximately 4.9 percent on an annual basis during the second quarter of 2019. For the industry, banks reported waning demand for commercial and industrial loan products to large and middle market firms and demand for most commercial real estate loans secured by nonfarm nonresidential structures weakened during the quarter. However, we continued to see solid demand and new loan origination volumes for commercial and industrial, commercial real estate and construction loans across our geographies in the second quarter of 2019 (See "Loans" section below). While we are encouraged by our continued loan growth during the second quarter, the level of demand for commercial loans, strong competition for deposits, and a difficult yield curve environment may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
Loans. Loans increased $379.0 million, or 6.0 percent on an annualized basis to approximately $25.8 billion at June 30, 2019 from March 31, 2019. The increase was mainly due to continued strong quarter over quarter organic growth in commercial and industrial loans and commercial real estate loans, as well as an increase in construction loan advances during the second quarter of 2019. During the second quarter of 2019, we originated $111.3 million of residential mortgage loans for sale rather than held for investment and sold approximately $116.3 million of pre-existing loans from our residential mortgage loan portfolio. Residential mortgage loans held for sale totaled $36.6 million and $31.9 million at June 30, 2019 and March 31, 2019, respectively.
For the full year of 2019, we have established a goal to grow our overall loan portfolio in the range of 6 to 8 percent. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans discussed further below exclude PCI loans. Under U.S. GAAP, PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. Our PCI loan portfolio totaled $3.8 billion, or 14.6 percent, of our total loan portfolio at June 30, 2019.
Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and non-accrual debt securities increased $3.4 million to $106.7 million at June 30, 2019 as compared to March 31, 2019 mainly due to an increase of $3.1 million in non-accrual loans during the second quarter of 2019. Non-accrual loans increased largely due to two new non-performing loans within the commercial real estate loan category at June 30, 2019. However, non-accrual loans represented 0.37 percent of total loans at June 30, 2019 which percentage remained unchanged as compared to March 31, 2019.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) were $67.0 million, or 0.26 percent of total loans, at June 30, 2019 as compared to $82.0 million, or 0.32 percent of total loans, at March 31, 2019. The $15.0 million decrease from March 31, 2019 was mainly due to a decline in loans 30 to 59 days past due. The decrease in loans 30 to 59 days past due was mostly driven by better performance in the commercial real estate portfolio and the normal renewal of a $15.0 million matured performing loan reported in this delinquency category at March 31, 2019.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of June 30, 2019. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. Our mix of the deposit categories of total average deposits for the second quarter of 2019 remained relatively unchanged as compared to the first quarter of 2019 with a slight shift to time deposits. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 26 percent, 45 percent and 29 percent of total deposits as of June 30, 2019, respectively. Overall, average deposits totaled $24.7 billion for the second quarter of 2019 and decreased by $83.5 million as compared to the first quarter of 2019. Actual ending balances for deposits decreased $133.6 million to approximately $24.8 billion at June 30, 2019 from March 31, 2019. The decrease in average deposit balances were largely due to decreases in money market deposits and time deposits, partially offset by an increase non-interest bearing deposits. Ending brokered deposit balances (consisting of both time and money market deposit accounts) totaled approximately $3.2 billion at June 30, 2019 which remained relatively unchanged from March 31, 2019.
Average short-term borrowings increased $368.9 million to $2.4 billion for the second quarter of 2019 as compared to the first quarter of 2019 largely due to greater use of short-term FHLB borrowings for loan funding and liquidity purposes and a decline in deposits. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition) decreased by $59.7 million to $1.6 billion for the second quarter of 2019 as compared to the first quarter of 2019 mainly due to the repayment of matured FHLB borrowings in the first quarter. Actual ending balances for long-term borrowings increased $300.5 million to $1.8 billion at June 30, 2019 as compared to March 31, 2019 due to new FHLB borrowings also used to fund loan growth.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average assets	0.94%	0.98%	1.17%	0.78%
Return on average assets, as adjusted	0.96	1.01	0.95	0.93

Return on average shareholders’ equity	8.79	8.88	11.04	6.99
Return on average shareholders’ equity, as adjusted	9.05	9.17	8.94	8.33

Return on average tangible shareholders’ equity (ROATE)	13.16	13.76	16.65	10.82
ROATE, as adjusted	13.55	14.21	13.48	12.91

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

Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income, as reported	$76,468	$72,802	$189,798	$114,767
Add: Net impairment losses on securities (net of tax)	2,078	—	2,078	—
Add: (Gains) losses on securities transactions (net of tax)	(8)	26	15	574
Add: Severance expense (net of tax) (1)	—	—	3,433	—
Add: Tax credit investment impairment (net of tax) (2)	—	—	1,757	—
Add: Legal expenses (litigation reserve impact only, net of tax)	—	—	—	7,520
Add: Merger related expenses (net of tax) (3)	—	2,326	—	12,014
Add: Income Tax Expense (4)	223	—	12,323	2,000
Less: Gain on sale-leaseback transaction (net of tax) (5)	—	—	(55,707)	—
Net income, as adjusted	$78,761	$75,154	$153,697	$136,875

(1)    Severance expense is included in salary and employee benefits expense.
(2)    Impairment is included in the amortization of tax credit investments.
(3)    Merger related expenses are primarily within salary and employee benefits and other expense.

(4)	Income tax expense related to reserves for uncertain tax positions in 2019 and a USAB charge in 2018.

(5)	The gain on sale leaseback transactions is included in gains on the sales of assets within other non-interest income.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Net income, as adjusted	$78,761	$75,154	$153,697	$136,875
Average assets	$32,707,144	$29,778,210	$32,502,744	$29,536,301
Annualized return on average assets, as adjusted	0.96%	1.01%	0.95%	0.93%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Net income, as adjusted	$78,761	$75,154	$153,697	$136,875
Average shareholders' equity	$3,481,519	$3,279,616	$3,438,344	$3,284,687
Annualized return on average shareholders' equity, as adjusted	9.05%	9.17%	8.94%	8.33%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Net income	$76,468	$72,802	$189,798	$114,767
Net income, as adjusted	$78,761	$75,154	$153,697	$136,875
Average shareholders’ equity	$3,481,519	$3,279,616	$3,438,344	$3,284,687
Less: Average goodwill and other intangible assets	1,156,703	1,163,575	1,158,596	1,163,901
Average tangible shareholders’ equity	$2,324,816	$2,116,041	$2,279,748	$2,120,786
Annualized ROATE	13.16%	13.76%	16.65%	10.82%
Annualized ROATE, as adjusted	13.55%	14.21%	13.48%	12.91%

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

Net interest income on a tax equivalent basis totaling $221.4 million for the second quarter of 2019 increased $9.1 million as compared to the second quarter of 2018 and increased $1.5 million as compared to the first quarter of 2019. The increase as compared to the first quarter of 2019 was largely due to a combination of higher loan yield and average loan balances, partly offset by higher costs of deposits and lower interest income from investment securities mainly caused by higher premium amortization and repayments of higher yielding securities. Interest income on a tax equivalent basis increased $7.4 million to $328.9 million for the second quarter of 2019 as compared to the first quarter of 2019 mainly due to an 8 basis point increase in yield on average loans and a $297.7 million increase in average loans. Interest expense of $107.5 million for the second quarter of 2019 increased $5.9 million as compared to the first quarter of 2019 largely due to higher costs for both money market and certificate of deposit accounts.

Average interest earning assets increased $2.6 billion to $29.9 billion for the second quarter of 2019 as compared to the second quarter of 2018 due to strong organic loan growth over the last 12-month period. Compared to the first quarter of 2019, average interest earning assets increased by $314.5 million from $29.6 billion due to continued organic loan growth during the six months ended June 30, 2019 and a moderate increase in investment securities balances, partially offset by lower average overnight funds. Average loans increased $297.7 million to $25.6 billion for the second quarter of 2019 from the first quarter of 2019 mainly due to solid loan growth within the commercial and industrial loan, commercial real estate loan and construction loan portfolios.

Average interest bearing liabilities increased $2.2 billion to $22.3 billion for the second quarter of 2019 as compared to the second quarter of 2018 mainly due to both retail and brokered time deposit growth, partly due to our use of brokered CDs as a cost effective alternative to shorter term FHLB borrowings in our funding and liquidity strategy since the second half of 2018. Compared to the first quarter of 2019, average interest bearing liabilities moderately decreased by $15.5 million in the second quarter of 2019. Declines in both average deposits and long-term borrowings were mostly offset by an increase in average short-term borrowings caused by a greater use of short-term FHLB borrowings during the second quarter of 2019. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 2.96 percent for the second quarter of 2019 decreased by 15 basis points and 2 basis points from 3.11 percent and 2.98 percent for the second quarter of 2018 and first quarter of 2019, respectively, largely due to time deposits repricing at higher market rates in the early stages of the second quarter of 2019 and other increased funding costs. The yield on average interest earning assets increased by 5 basis points on a linked quarter basis mostly due to the increase in the yield on loans. The yield on average loans increased by 8 basis points to 4.65 percent for the second quarter of 2019 as compared to the first quarter of 2019 largely due to higher yield on new loan volumes, accretable yield on PCI loans and a modest increase in loan prepayment penalties in the second quarter of 2019. The overall cost of average interest bearing liabilities increased 11 basis points to 1.93 percent for the second quarter of 2019 as compared to the linked first quarter of 2019 due to 11 and 6 basis point increases in the cost of average interest bearing deposits and long-term borrowings, respectively. The increase in deposit costs was largely due to the aforementioned time deposits repricing in the second quarter of 2019. The increase in the cost of long-term borrowings was mostly caused by the maturity of a few lower cost borrowings. Our cost of total average deposits was 1.27 percent for the second quarter of 2019 as compared to 1.20 percent for the first quarter of 2019.

Looking forward, we expect the interest rate pressures on the level of our net interest margin to remain during the third quarter of 2019 due, in part, to the recent decline in market interest rates and its immediate impact to the adjustable rate loans within our loan portfolio. The 25 basis point cut in the target federal funds rate is expected to have a positive impact on repricing deposits and other borrowings, but at a more gradual pace for the remainder of 2019. For the full year of 2019, we anticipate net interest income growth of approximately 4.5 to 6.5 percent. However, our actual net interest margin and net interest income for the third quarter of 2019 and the full year of 2019, respectively, could materially differ from our expected results due to a multitude of other conditional and sometimes unpredictable factors.

The following table reflects the components of net interest income for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$25,552,415	$296,934	4.65%	$25,254,733	$288,277	4.57%	$22,840,235	$247,691	4.34%
Taxable investments (3)	3,453,676	25,284	2.93	3,390,609	26,050	3.07	3,438,842	25,950	3.02
Tax-exempt investments (1)(3)	658,727	5,514	3.35	689,675	6,081	3.53	750,896	7,138	3.80
Interest bearing deposits with banks	212,566	1,168	2.20	227,890	1,093	1.92	226,986	839	1.48
Total interest earning assets	29,877,384	328,900	4.40	29,562,907	321,501	4.35	27,256,959	281,618	4.13
Allowance for loan losses	(156,747)			(152,961)			(134,741)
Cash and due from banks	265,015			287,449			274,557
Other assets	2,744,661			2,643,727			2,428,459
Unrealized (losses) gains on securities available for sale, net	(23,169)			(45,052)			(47,024)
Total assets	$32,707,144			$32,296,070			$29,778,210
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,293,885	$38,020	1.35%	$11,450,943	$36,283	1.27%	$10,978,067	$24,756	0.90%
Time deposits	7,047,319	40,331	2.29	7,214,863	38,171	2.12	4,700,456	16,635	1.42
Total interest bearing deposits	18,341,204	78,351	1.71	18,665,806	74,454	1.60	15,678,523	41,391	1.06
Short-term borrowings	2,380,294	14,860	2.50	2,011,428	12,549	2.50	2,166,837	10,913	2.01
Long-term borrowings (4)	1,607,046	14,297	3.56	1,666,794	14,573	3.50	2,284,132	17,062	2.99
Total interest bearing liabilities	22,328,544	107,508	1.93	22,344,028	101,576	1.82	20,129,492	69,366	1.38
Non-interest bearing deposits	6,358,034			6,116,953			6,168,059
Other liabilities	539,047			440,401			201,043
Shareholders’ equity	3,481,519			3,394,688			3,279,616
Total liabilities and shareholders’ equity	$32,707,144			$32,296,070			$29,778,210
Net interest income/interest rate spread (5)		$221,392	2.47%		$219,925	2.53%		$212,252	2.75%
Tax equivalent adjustment		(1,158)			(1,277)			(1,500)
Net interest income, as reported		$220,234			$218,648			$210,752
Net interest margin (6)			2.95%			2.96%			3.09%
Tax equivalent effect			0.01%			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.96%			2.98%			3.11%

The following table reflects the components of net interest income for the six months ended June 30, 2019 and 2018:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$25,404,396	$585,211	4.61%	$22,573,097	$485,278	4.30%
Taxable investments (3)	3,422,317	51,334	3.00	3,420,395	49,212	2.88
Tax-exempt investments (1)(3)	674,116	11,595	3.44	745,976	14,380	3.86
Interest bearing deposits with banks	220,186	2,261	2.05	265,813	1,765	1.33
Total interest earning assets	29,721,015	650,401	4.38	27,005,281	550,635	4.08
Allowance for loan losses	(154,864)			(129,181)
Cash and due from banks	276,170			266,916
Other assets	2,694,473			2,426,020
Unrealized (losses) gains on securities available for sale, net	(34,050)			(32,735)
Total assets	$32,502,744			$29,536,301
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,371,980	$74,303	1.31%	$11,076,478	$47,073	0.85%
Time deposits	7,130,628	78,502	2.20	4,647,705	31,251	1.34
Total interest bearing deposits	18,502,608	152,805	1.65	15,724,183	78,324	1.00
Short-term borrowings	2,196,880	27,409	2.50	1,828,932	16,645	1.82
Long-term borrowings (4)	1,636,755	28,870	3.53	2,357,928	34,294	2.91
Total interest bearing liabilities	22,336,243	209,084	1.87	19,911,043	129,263	1.30
Non-interest bearing deposits	6,238,159			6,140,027
Other liabilities	489,998			200,544
Shareholders’ equity	3,438,344			3,284,687
Total liabilities and shareholders’ equity	$32,502,744			$29,536,301
Net interest income/interest rate spread (5)		$441,317	2.51%		$421,372	2.78%
Tax equivalent adjustment		(2,435)			(3,022)
Net interest income, as reported		$438,882			$418,350
Net interest margin (6)			2.95%			3.10%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.97%			3.12%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2019 Compared to June 30, 2018			Six Months Ended June 30, 2019 Compared to June 30, 2018
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$30,726	$18,517	$49,243	$63,640	$36,293	$99,933
Taxable investments	112	(778)	(666)	28	2,094	2,122
Tax-exempt investments*	(823)	(801)	(1,624)	(1,315)	(1,470)	(2,785)
Interest bearing deposits with banks	(56)	385	329	(343)	839	496
Total increase in interest income	29,959	17,323	47,282	62,010	37,756	99,766
Interest Expense:
Savings, NOW and money market deposits	732	12,532	13,264	1,288	25,942	27,230
Time deposits	10,598	13,098	23,696	21,547	25,704	47,251
Short-term borrowings	1,150	2,797	3,947	3,785	6,979	10,764
Long-term borrowings and junior subordinated debentures	(5,645)	2,880	(2,765)	(11,805)	6,381	(5,424)
Total increase in interest expense	6,835	31,307	38,142	14,815	65,006	79,821
Total increase in net interest income	$23,124	$(13,984)	$9,140	$47,195	$(27,250)	$19,945

*	Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate for 2019 and 2018.

Non-Interest Income

Non-interest income increased $7.5 million and $67.9 million for the three and six months ended June 30, 2019 as compared to the same periods of 2018, respectively. The following table presents the components of non-interest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Trust and investment services	$3,096	$3,262	$6,000	$6,492
Insurance commissions	2,649	4,026	5,174	7,847
Service charges on deposit accounts	5,827	6,679	11,730	13,932
Gains (losses) on securities transactions, net	11	(36)	(21)	(801)
Other-than-temporary impairment losses on securities	(2,928)	—	(2,928)	—
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses on securities recognized in earnings	(2,928)	—	(2,928)	—
Fees from loan servicing	2,367	2,045	4,797	4,268
Gains on sales of loans, net	3,930	7,642	8,506	14,395
(Losses) gains on sales of assets, net	(564)	(125)	77,156	(222)
Bank owned life insurance	2,205	2,652	4,092	4,415
Other	11,010	11,924	20,770	19,994
Total non-interest income	$27,603	$38,069	$135,276	$70,320

Insurance commissions decreased $1.4 million and $2.7 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts decreased $852 thousand and $2.2 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018 due to lower checking and ATM fees.

Other-than-temporary impairment losses on securities for the three and six months ended June 30, 2019 relates to one special revenue bond in default of its contractual payments during the second quarter of 2019. See the “Investment Securities Portfolio” section of this MD&A and Note 6 to the consolidated financial statements for further details on our investment securities impairment analysis.

Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. Net gains on sales of loans decreased $3.7 million and $5.9 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018 partially due to the lower volume of residential mortgage loan sales. During the second quarter of 2019, we sold $223.0 million of residential mortgage loans as compared to $308.2 million sold during the second quarter of 2018, including $116.2 million and $112.8 million of pre-existing loans sold from our residential mortgage loan portfolio, respectively. During the six months ended June 30, 2019, we sold $416.2 million of residential mortgage loans as compared to $692.9 million for the same period one year ago. In addition, the net gains on sales of loans for the six months ended June 30, 2019 included a gain of $1.1 million on the sale of our retail credit card portfolio totaling approximately $6.2 million in loans. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Net gains on sales of assets increased $77.4 million for the six months ended June 30, 2019 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter of 2019.
Non-Interest Expense

Non-interest expense decreased $8.2 million and $34.1 million for the three and six months ended June 30, 2019 as compared to the same periods of 2018, respectively. The following table presents the components of non-interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Salary and employee benefits expense	$76,183	$78,944	$159,288	$172,236
Net occupancy and equipment expense	29,700	26,901	57,586	54,825
FDIC insurance assessment	4,931	8,044	11,052	13,542
Amortization of other intangible assets	4,170	4,617	8,481	8,910
Professional and legal fees	4,145	5,337	9,416	22,384
Amortization of tax credit investments	4,863	4,470	12,036	9,744
Telecommunications expense	2,351	3,015	4,619	6,609
Other	15,394	18,588	27,054	35,418
Total non-interest expense	$141,737	$149,916	$289,532	$323,668

Salary and employee benefits expense decreased $2.8 million and $12.9 million for the three and six months ended June 30, 2019 as compared to the same periods of 2018 partially due to lower headcount caused by our recent branch transformation and other operational improvements. The decrease for the first half of 2019 was also due to $9.6 million of change in control, severance and retention expenses related to the USAB acquisition recognized in the first quarter of 2018, partially offset by severance expense of $4.8 million for the first quarter of 2019.

Net occupancy and equipment increased approximately $2.8 million for both the three and six months ended June 30, 2019 as compared to the same periods of 2018. The increase was mostly due to higher rental expense resulting from the sale leaseback transaction for 26 locations in the first quarter of 2019 and higher repair and equipment expense.

Professional and legal fees decreased $1.2 million and $13.0 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018. The second quarter decrease was largely due to lower legal fees related to general corporate matters and litigation. The six month period decrease was mainly driven by a $10.5 million litigation reserve charge recognized in the first quarter of 2018.

Amortization of tax credit investments increased $2.3 million for the six months ended June 30, 2019 as compared to the same period of 2018. The increase was primarily due to a $2.4 million other-than-temporary impairment charge related to investments in three federal renewable energy tax credit funds. See Note 14 to the consolidated financial statements for more details. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate.

Telecommunications expense decreased $664 thousand and $2.0 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018 partly due to branch reductions and other operating efficiencies.

Other non-interest expense decreased $3.2 million and $8.4 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018. The six month period decrease was due, in part, to $2.2 million of USAB merger related charges recognized during the first quarter of 2018 and a $1.7 million increase in net gains on sale of OREO properties during the first half of 2019. In addition, several significant components of other expense declined as compared to the same period of 2018 partly due to the integration of USAB's operations completed in the second quarter of 2018, branch closures and other cost reduction initiatives.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Total non-interest expense	$141,737	$149,916	$289,532	$323,668
Less: Severance expense (pre-tax)	—	—	4,838	—
Less: Amortization of tax credit investments (pre-tax)	4,863	4,470	12,036	9,744
Less: Legal expenses (litigation reserve impact only, pre-tax)	—	—	—	10,500
Less: Merger related expenses (pre-tax)	—	3,248	—	16,776
Total non-interest expense, adjusted	$136,874	$142,198	$272,658	$286,648

Net interest income	$220,234	$210,752	$438,882	$418,350
Total non-interest income	27,603	38,069	135,276	70,320
Less: Gain on sale-leaseback transaction (pre-tax)	—	—	78,505	—
Add: Losses on securities transactions, net (pre-tax)	(11)	36	21	801
Add: Net impairment losses on securities (pre-tax)	2,928	—	2,928	—
Total net interest income and non-interest income	$250,754	$248,857	$498,602	$489,471
Efficiency ratio	57.19%	60.25%	50.43%	66.23%
Efficiency ratio, adjusted	54.58%	57.14%	54.68%	58.56%

Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we seek to achieve an adjusted efficiency ratio (as shown in the table above) below 55 percent for 2019. However, we can provide no assurance that our adjusted efficiency ratio will meet our target or remain at the level reported for the second quarter of 2019.
Income Taxes

Income tax expense totaled $27.5 million for the second quarter of 2019 as compared to $57.2 million and $19.0 million for the first quarter of 2019 and second quarter of 2018, respectively. Our effective tax rate was 26.5 percent, 33.5 percent, and 20.7 percent for the second quarter of 2019, first quarter of 2019, and second quarter of 2018, respectively. The first quarter of 2019 effective tax rate reflected an additional provision for income taxes of $12.1 million related to uncertain tax liability positions. Our uncertain tax liabilities totaled $12.3 million at June 30, 2019 and relate to renewable energy tax credits and other tax benefits previously recognized from investments in the DC Solar funds. See additional information regarding our uncertain tax liability positions at Note 15 of the consolidated financial statements.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2019, we currently estimate that our effective tax rate will range from 25 percent to 27 percent.
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

The following tables present the financial data for each business segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,756,322	$18,796,093	$4,324,969	$—	$29,877,384
Income (loss) before income taxes	18,658	90,652	6,917	(12,227)	104,000
Annualized return on average interest earning assets (before tax)	1.10%	1.93%	0.64%	N/A	1.39%

	Three Months Ended June 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,005,266	$16,834,969	$4,416,724	$—	$27,256,959
Income (loss) before income taxes	15,713	78,640	11,761	(14,351)	91,763
Annualized return on average interest earning assets (before tax)	1.05%	1.87%	1.07%	N/A	1.35%
Consumer Lending

This segment, representing approximately 26.6 percent of our loan portfolio at June 30, 2019, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 15.8 percent of our loan portfolio at June 30, 2019) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans

(representing 5.3 percent of total loans at June 30, 2019) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $751.1 million to $6.8 billion for the three months ended June 30, 2019 as compared to the second quarter of 2018. The increase was largely due to loan growth from new and refinanced residential mortgage loan originations, including a higher level of non-conforming jumbo mortgages held for investment over the last 12 month period, as well as growth in both automobile loans and collateralized personal lines of credit.

Income before income taxes generated by the consumer lending segment increased $2.9 million to $18.7 million for the second quarter of 2019 as compared to the second quarter of 2018. Net interest income increased $3.3 million and was mainly driven by the increase in average loans, partially offset by higher funding costs. Non-interest expense decreased $5.2 million for the second quarter of 2019 as compared to the same quarter of 2018 partly due to lower residential mortgage commission expense caused by lower origination volume and commission rates. The positive impact of the aforementioned items was partially offset by a $6.2 million decrease in non-interest income for the second quarter of 2019 as compared to the second quarter of 2018 largely due to a decline in net gains on sales of residential mortgage loans.

The net interest margin on the consumer lending portfolio decreased 12 basis points to 2.61 percent for the second quarter of 2019 as compared to the second quarter of 2018, mainly due to a 43 basis point increase in the costs associated with our funding sources, partially offset by a 31 basis point increase in the yield on average loans. The increase in our cost of funds was mainly due to increased short-term interest rates resulting from the Federal Reserve's gradual increase in short-term interest rates during 2018 (commencing in late March 2018) and strong competition for deposits which increased the level of interest rates on many of our interest bearing deposit products and other wholesale funding. The increase in loan yield was mainly due to higher market interest rates on new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $4.6 billion and represented 17.9 percent of the total loan portfolio at June 30, 2019. Commercial real estate loans and construction loans totaled $14.3 billion and represented 55.5 percent of the total loan portfolio at June 30, 2019.

Average interest earning assets in this segment increased approximately $2.0 billion to $18.8 billion for the three months ended June 30, 2019 as compared to the second quarter of 2018. The increase was mostly due to strong organic loan growth within the commercial and industrial loan and commercial real estate loan portfolios over the last 12-month period.

For the three months ended June 30, 2019, income before income taxes for the commercial lending segment increased $12.0 million to $90.7 million as compared to the same quarter of 2018 mainly due to higher net interest income and lower provision for loan losses. Net interest income increased $12.2 million to $164.2 million for the second quarter of 2019 as compared to the same quarter in 2018 largely due to higher average balances. The provision for credit losses decreased $3.9 million to $1.2 million during the three months ended June 30, 2019 as compared to $5.1 million for the second quarter of 2018 mainly due a negative (credit) provision for unfunded letters of credit, lower net charge-offs during the second quarter and moderate declines in the expected incurred losses in commercial loan categories. The positive impact of the aforementioned items was partially offset by a $5.7 million increase in non-interest expense for the second quarter of 2019 as compared to the second quarter of 2018 largely due to higher salaries and employee benefits expenses for this business segment caused, in part, by expansion of our commercial lending teams.

The net interest margin for this segment decreased 12 basis points to 3.49 percent for the second quarter of 2019 as compared to the second quarter of 2018 largely due to a 43 basis point increase in the cost of our funding sources, partially offset by a 31 basis point increase in the yield on average loans.
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

Average interest earning assets in this segment decreased $91.8 million during the second quarter of 2019 as compared to the second quarter of 2018 largely due a decrease in non-taxable investments, caused by normal investment maturities and repayments within our investment portfolio, coupled with lower levels of excess liquidity (maintained overnight funds and interest bearing deposits). Investments and overnight funds both declined due to the strong organic loan growth over the last 12-month period.

For the quarter ended June 30, 2019, income before income taxes for the investment management segment decreased $4.8 million to $6.9 million as compared to the second quarter of 2018. The decline was largely due to a $6.3 million decrease in net interest income caused by lower average investment balances for the three months ended June 30, 2019 and lower yields on investments, partially offset by a $1.4 million decrease in internal transfer expense.

The net interest margin for this segment decreased 54 basis points to 1.57 percent for the second quarter of 2019 as compared to the same quarter of 2018 largely due to a 43 basis point increase in costs associated with our funding sources and an 11 basis point decrease in the yield on average investments. The decrease in the yield on average investments was partly due to maturities of higher yielding securities over the last 12 months.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses, including net impairment losses, not reported in the investment management segment above, interest expense related to subordinated notes, amortization of tax credit investments, as well as non-core items, including merger expenses, litigation reserves and the gain on the sale leaseback transaction.

The corporate segment recognized pre-tax loss of $12.2 million for the three months ended June 30, 2019 as compared to $14.4 million for the second quarter of 2018 mainly due to a decrease in non-interest expense, partially offset by a decrease in non-interest income. Non-interest expense decreased $8.5 million to $96.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 largely due to declines in several expense categories, including salaries and employee benefits, legal and professional fees, and other non-interest expense. Non-interest income decreased $5.9 million to $4.3 million for the three months ended June 30, 2019 as compared to the second quarter in 2018 primarily due to lower net gains sales of loans and net impairment losses on securities of $2.9 million recognized during the second quarter of 2019. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

The following tables present the financial data for each business segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,788,511	$18,615,885	$4,316,619	$—	$29,721,015
Income (loss) before income taxes	37,713	173,164	15,659	47,990	274,526
Annualized return on average interest earning assets (before tax)	1.11%	1.86%	0.73%	N/A	1.85%

	Six Months Ended June 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$5,953,524	$16,619,573	$4,432,184	$—	$27,005,281
Income (loss) before income taxes	30,760	145,606	20,830	(50,284)	146,912
Annualized return on average interest earning assets (before tax)	1.03%	1.75%	0.94%	N/A	1.09%

Consumer Lending

Average interest earning assets in this segment increased $835.0 million to $6.8 billion for the six months ended June 30, 2019 as compared to the same period in 2018. The increase was largely due to loan growth from new and refinanced residential mortgage loan originations held for investment and collateralized personal lines of credit over the last 12 months.

Income before income taxes generated by the consumer lending segment increased $7.0 million to $37.7 million for the six months ended June 30, 2019 as compared to the same period in 2018 largely due to an increase of $7.2 million in net interest income. The increased net interest income was mostly due to higher average loans and yields on new loan volumes. Non-interest expense also decreased $8.4 million for the six months ended June 30, 2019 as compared to the same period in 2018 mainly due to lower salaries and employee benefits expenses, but was more than offset by an $8.7 million decrease in non-interest income for the six months ended June 30, 2019. The decrease in non-interest income was largely due to lower gains on sales of loans and a decline in wealth management revenues.

The net interest margin on the consumer lending portfolio decreased 12 basis point to 2.65 percent for the six months ended June 30, 2019 as compared to the same period one year ago mainly due to a 45 basis point increase in the costs associated with our funding sources, partially offset by a 33 basis point increase in the yield on average loans. The increase in our cost of funds was primarily due to greater use of wholesale and brokered deposit funding and higher rates on most deposit products. Although the operating and interest rate environment remains volatile, we did see average deposit costs peak in May 2019 and decline in June 2019. This trend has continued during the early stages of the third quarter of 2019 and we are optimistic that competition will allow this trend to continue in the second half of 2019. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.

Commercial Lending

Average interest earning assets in this segment increased $2.0 billion to $18.6 billion for the six months ended June 30, 2019 as compared to the same period in 2018. This increase was mostly due to organic loan growth during the last 12 months.

For the six months ended June 30, 2019, income before income taxes for the commercial lending segment increased $27.6 million to $173.2 million as compared to the same period in 2018. Net interest income increased $22.3 million to $323.6 million for the six months ended June 30, 2019 as compared to the same period in 2018 largely due to higher average balances and an increase in yield on new loan originations, partially offset by higher interest expense. Non-interest income also increased $3.2 million for the six months ended June 30, 2019 as compared to the same period in 2018 due, in part, to a $1.8 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $9.5 million and $7.7 million for the six months ended June 30, 2019 and 2018, respectively. The provision for credit losses decreased $7.2 million to $7.1 million during the six months ended June 30, 2019 as compared to $14.4 million for the same period in 2018. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment decreased 15 basis point to 3.48 percent for the six months ended June 30, 2019 as compared to the same period in 2018 as a 45 basis point increase in the cost of our funding sources was partially offset by a 30 basis point increase in yield on average loans.
Investment Management

Average interest earning assets in this segment decreased $115.6 million during the six months ended June 30, 2019 as compared to the same period in 2018. The decrease was largely due to declines of $71.9 million and $45.6 million in average non-taxable investments and federal funds sold and other interest bearing deposits, respectively, for the six months ended June 30, 2019 as compared to the same period in 2018.

For the six months ended June 30, 2019, income before income taxes for the investment management segment decreased $5.2 million to $15.7 million as compared to the same period in 2018 mainly due to a $9.4 million decrease in net interest income, partially offset by a $3.6 million decrease in the internal transfer expense. The decrease in net interest income was mainly driven by the lower average investment balances and normal repayment of higher yielding securities during the six months ended June 30, 2019 as compared to the same period of 2018.

The net interest margin for this segment decreased 38 basis points to 1.67 percent for the six months ended June 30, 2019 as compared to the same period in 2018 largely due to a 45 basis point increase in costs associated with our funding sources, partially offset by a 7 basis point increase in the yield on average investments.
Corporate and other adjustments

The pre-tax net income for the corporate segment totaled $48.0 million for the six months ended June 30, 2019 as compared to the net loss of $50.3 million for the same period in 2018. The positive change of $98.3 million was mainly due to an increase in non-interest income, coupled with a decrease in non-interest expense. The non-interest income increased $70.2 million to $89.3 million for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter of 2019. The non-interest expense decreased $30.1 million to $200.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease was largely due to salaries and employee benefits expenses related to the pre-operations conversion of the USAB acquisition, USAB merger expenses and professional and legal fees for litigation reserves recognized during the first half of 2018 (See further details in the "Non-Interest Expense" section above). Internal transfer income increased $2.5 million to $169.7 million for the six months ended June 30, 2019 as compared to the same period in 2018.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2019. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2019. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2019. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2019 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter of 2019. The model also utilizes an immediate parallel shift in the market interest rates at June 30, 2019.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$1,272	0.15%
+100	4,245	0.49
–100	(21,190)	(2.42)
–200	(29,515)	(3.37)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to moderately increase net interest income over the next 12 months by 0.49 percent. The Bank’s sensitivity to changes in market rates moderately decreased as compared to December 31, 2018 (which projected an increase of 1.04 percent in net interest income over a 12 month period). Future changes including, but not limited to, deposit and borrowings strategies, the slope of the yield curve and projected cash flows will affect our net interest income results and may increase or decrease the level of net interest income sensitivity.
Liquidity

Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is carefully performed and reported by our Treasury Department to two Board committees. Among other actions, Treasury reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient liquidity to cover current and potential funding requirements.

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 30 percent of total funding. The Bank was in compliance with the foregoing policies at June 30, 2019.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.3 billion, representing 7.6 percent of earning assets, at June 30, 2019 and $2.3 billion, representing 8.0 percent of earning assets, at December 31, 2018. Of the $2.3 billion of liquid assets at June 30, 2019, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $1.0 billion in principal payments from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2019) are projected to be approximately $6.3 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $20.3 billion and $18.1 billion for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively, representing 68.5 percent and 65.3 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $817 million for a short term from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At June 30, 2019, our borrowing capacity under the Federal Reserve's discount window was $1.2 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) increased approximately $268.9 million to $2.4 billion at June 30, 2019 as compared to December 31, 2018. The increase was mostly due to new FHLB borrowings used for loan growth funding and additional liquidity purposes during the second quarter of 2019, partially offset by a $125 million decrease in overnight federal funds purchased at June 30, 2019.
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
Investment Securities Portfolio

As of June 30, 2019, we had $2.2 billion and $1.7 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions (including special revenue bonds), residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds issued by banks at June 30, 2019. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

Among other securities, our investments in the trust preferred securities, bank issued corporate bonds and special revenue bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers and, if applicable, the underlying mortgage loan collateral of the security.
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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2019:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades: *
AAA Rated	$1,756,431	$25,396	$(9,636)	$1,772,191
AA Rated	267,312	6,763	(34)	274,041
A Rated	30,619	555	—	31,174
BBB Rated	5,000	281	—	5,281
Not rated	108,874	316	(7,085)	102,105
Total investment securities held to maturity	$2,168,236	$33,311	$(16,755)	$2,184,792
Available for sale investment grades: *
AAA Rated	$1,516,160	$9,521	$(8,653)	$1,517,028
AA Rated	78,736	525	(106)	79,155
A Rated	21,092	179	(30)	21,241
BBB Rated	17,985	350	—	18,335
Non-investment grade	7,498	—	(139)	7,359
Not rated	36,244	102	(114)	36,232
Total investment securities available for sale	$1,677,715	$10,677	$(9,042)	$1,679,350

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The unrealized losses in the AAA rated category (in the above table) in both held to maturity and available for sale investment securities are mainly related to residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac. The held to maturity portfolio includes $108.9 million in investments not rated by the rating agencies with aggregate unrealized losses of $7.1 million at June 30, 2019. The unrealized losses for this category included $6.0 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company's credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at June 30, 2019, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

During the three months ended June 30, 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge related to one special revenue bond classified as available for sale (within obligations of states and state agencies reported in Note 6 of the consolidated financial statements). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter of 2019, as well as the issuer's default to its contractual payment during the period. At June 30, 2019, the impaired security had an adjusted amortized cost and fair value of $680 thousand after recognition of the credit impairment and is reported in the "non-investment grade" category in the table above. Comparatively, there were no other-than-temporary impairment losses on securities recognized in earnings for the three and six months ended June 30, 2018. See additional information regarding our other-than-temporary impairment analysis and special revenue bond portfolio at Note 6 to the consolidated financial statements.

The impaired municipal bond discussed above was not accruing interest as of June 30, 2019. Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in thousands)
Loans
Commercial and industrial	$4,615,765	$4,504,927	$4,331,032	$4,015,280	$3,829,525
Commercial real estate:
Commercial real estate	12,798,017	12,665,425	12,407,275	12,251,231	11,913,830
Construction	1,528,968	1,454,199	1,488,132	1,416,259	1,376,732
Total commercial real estate	14,326,985	14,119,624	13,895,407	13,667,490	13,290,562
Residential mortgage	4,072,450	4,071,237	4,111,400	3,782,972	3,528,682
Consumer:
Home equity	501,646	513,066	517,089	521,797	520,849
Automobile	1,362,466	1,347,759	1,319,571	1,288,902	1,281,735
Other consumer	922,850	866,505	860,970	834,849	783,363
Total consumer loans	2,786,962	2,727,330	2,697,630	2,645,548	2,585,947
Total loans *	$25,802,162	$25,423,118	$25,035,469	$24,111,290	$23,234,716
As a percent of total loans:
Commercial and industrial	17.9%	17.7%	17.3%	16.7%	16.5%
Commercial real estate	55.5	55.6	55.5	56.6	57.2
Residential mortgage	15.8	16.0	16.4	15.7	15.2
Consumer loans	10.8	10.7	10.8	11.0	11.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned premiums and deferred loan costs of $19.6 million, $20.5 million, $21.5 million, $16.7 million and $18.7 million at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018, respectively.

Loans increased $379.0 million to approximately $25.8 billion at June 30, 2019 from March 31, 2019. The increase was mainly due to strong quarter over quarter growth in commercial real estate loans and commercial and industrial loans as well as an increase in construction loan advances. During the second quarter of 2019, we originated $111.3 million of residential mortgage loans for sale rather than held for investment and we also sold approximately $116 million of pre-existing loans from our residential mortgage loan portfolio. Residential mortgage loans held for sale totaled $36.6 million and $35.2 million at June 30, 2019 and December 31, 2018, respectively.

Total commercial and industrial loans increased $110.8 million, or 9.8 percent on an annualized basis, from March 31, 2019 to approximately $4.6 billion at June 30, 2019. The increase was mostly driven by new small to middle market lending relationships within our markets largely established by focused calling efforts by our experienced lending teams and, to a lesser extent, by increased business investment by existing relationships.

Commercial real estate loans (excluding construction loans) increased $132.6 million, or 4.2 percent on an annualized basis to $12.8 billion at June 30, 2019 from March 31, 2019. Exclusive of a $148.1million decline in PCI loans commercial real estate loans increased $280.7 million, or 11 percent on an annualized basis during the second quarter of 2019. The increase was mainly due to strong loan volumes in our primary markets in Florida, targeted growth in New Jersey and New York and some migration of completed construction projects to permanent financing.

Construction loans increased $74.8 million to $1.5 billion at June 30, 2019 from March 31, 2019. Exclusive of the decline in PCI loans, the non-PCI construction loans increased $88.7 million or 29.6 percent on an annualized basis, during the second quarter of 2019 due, in part, to strong demand for investor occupied projects within our primary markets.

Total residential mortgage loans increased $1.2 million to approximately $4.1 billion at June 30, 2019 from March 31, 2019. The loan growth was mostly offset by the sale of pre-existing loans totaling $116 million and a $32.3 million decline in PCI loans during the second quarter of 2019. New and refinanced residential mortgage loan originations totaled approximately $347.1 million for the second quarter of 2019 as compared to $254.1 million and $437.2 million for the first quarter of 2019 and second quarter of 2018, respectively.
Home equity loans totaling $501.6 million at June 30, 2019 decreased by $11.4 million as compared to March 31, 2019 mainly due to a $16.2 million decline in PCI loans caused by normal repayments.
Automobile loans increased by $14.7 million to $1.4 billion at June 30, 2019 as compared to March 31, 2019. The second quarter annualized growth was 4.4 percent due to higher application volumes as compared to the first quarter of 2019. Our Florida dealership network contributed $39.3 million in auto loan originations, representing approximately 23 percent of Valley's total new auto loan production during the second quarter of 2019 and was relatively consistent with the linked first quarter of 2019.
Other consumer loans increased $56.3 million to $922.9 million at June 30, 2019 as compared to $866.5 million at March 31, 2019 mostly due to higher volumes of new collateralized personal lines of credit as compared to the first quarter of 2019.
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
Purchased Credit-Impaired Loans

PCI loans decreased $418.1 million to $3.8 billion at June 30, 2019 from $4.2 billion at December 31, 2018, mainly due to normal repayment activity. Our PCI loans include loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which we will share losses with the FDIC under loss-sharing agreements. Covered loans, consisting of residential mortgage and other consumer loans, totaled $24.9 million and $27.6 million at June 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$4,004,340	$890,771	$4,915,833	$691,086
Accretion	55,014	(55,014)	60,536	(60,536)
Payments received	(286,204)	—	(328,620)	—
Net increase in expected cash flows	—	18,130	—	—
Transfers to other real estate owned	(1,193)	—	(48)	—
Balance, end of the period	$3,771,957	$853,887	$4,647,701	$630,550

	Six Months Ended June 30,
	2019		2018
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$4,190,086	$875,958	$1,387,215	$282,009
Acquisition	—	—	3,744,682	474,208
Accretion	108,506	(108,506)	125,667	(125,667)
Payments received	(524,834)	—	(609,670)	—
Net increase in expected cash flows	—	86,435	—	—
Transfers to other real estate owned	(1,801)	—	(193)	—
Balance, end of the period	$3,771,957	$853,887	$4,647,701	$630,550

The net increase in expected cash flows for certain pools of loans (included in the tables above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. Based upon the reforecasted cash flows during the first half of 2019, the net increase in expected cash flows for the three and six months ended June 30, 2019 was largely driven by additional advances on acquired lines of credit coupled with lower prospective credit loss expectations.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of automobiles and taxi cab medallions) and non-accrual debt securities at June 30, 2019. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets totaling $106.7 million at June 30, 2019 increased 3.2 percent from March 31, 2019 and increased 9.9 percent from June 30, 2018, respectively (as shown in the table below). The $3.4 million increase in non-performing assets at June 30, 2019 as compared to March 31, 2019 was mainly due to increases of $3.1 million and $680 thousand in non-accrual loans and non-accrual debt securities, respectively, during the second quarter of 2019, partially offset by a decline in repossessed assets and OREO balances. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.41 percent at June 30, 2019 as compared to 0.40 percent at March 31, 2019. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 7 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in thousands)
Accruing past due loans: *
30 to 59 days past due:
Commercial and industrial	$14,119	$5,120	$13,085	$9,462	$6,780
Commercial real estate	6,202	39,362	9,521	3,387	4,323
Construction	—	1,911	2,829	15,576	175
Residential mortgage	19,131	15,856	16,576	10,058	7,961
Total Consumer	11,932	6,647	9,740	7,443	6,573
Total 30 to 59 days past due	51,384	68,896	51,751	45,926	25,812
60 to 89 days past due:
Commercial and industrial	4,135	1,756	3,768	1,431	1,533
Commercial real estate	354	2,156	530	2,502	—
Construction	1,342	—	—	36	—
Residential mortgage	3,635	3,635	2,458	3,270	1,978
Total Consumer	1,484	990	1,386	1,249	860
Total 60 to 89 days past due	10,950	8,537	8,142	8,488	4,371
90 or more days past due:
Commercial and industrial	3,298	2,670	6,156	1,618	560
Commercial real estate	—	—	27	27	27
Residential mortgage	1,054	1,402	1,288	1,877	2,324
Total Consumer	359	523	341	282	198
Total 90 or more days past due	4,711	4,595	7,812	3,804	3,109
Total accruing past due loans	$67,045	$82,028	$67,705	$58,218	$33,292
Non-accrual loans: *
Commercial and industrial	$76,216	$76,270	$70,096	$52,929	$53,596
Commercial real estate	6,231	2,663	2,372	7,103	7,452
Construction	—	378	356	—	1,100
Residential mortgage	12,069	11,921	12,917	16,083	19,303
Total Consumer	1,999	2,178	2,655	2,248	3,003
Total non-accrual loans	96,515	93,410	88,396	78,363	84,454
Other real estate owned (OREO)	7,161	7,317	9,491	9,863	11,760
Other repossessed assets	2,358	2,628	744	445	864
Non-accrual debt securities **	680	—	—	—	—
Total non-performing assets (NPAs)	$106,714	$103,355	$98,631	$88,671	$97,078
Performing troubled debt restructured loans	$74,385	$73,081	$77,216	$81,141	$83,694
Total non-accrual loans as a % of loans	0.37%	0.37%	0.35%	0.33%	0.36%
Total NPAs as a % of loans and NPAs	0.41	0.40	0.39	0.37	0.42
Total accruing past due and non-accrual loans as a % of loans	0.63	0.69	0.62	0.57	0.51
Allowance for loan losses as a % of non-accrual loans	160.71	165.27	171.79	184.99	164.30

*     Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

**	Includes other-than-temporarily impaired special revenue bond classified as available for sale presented at carrying value at June 30, 2019.

Loans past due 30 to 59 days decreased $17.5 million to $51.4 million at June 30, 2019 as compared to March 31, 2019 largely due to a decrease in commercial real estate loan delinquencies, partially offset by an increase in commercial and industrial loan delinquencies. Commercial real estate loan delinquencies decreased $33.2 million during the second quarter of 2019 as compared to March 31, 2019 partly due to a $15.0 million matured performing commercial real estate loan that was in the normal process of renewal at March 31, 2019, as well as a few other large loans within this past due category that are now current to their contractual payments. Commercial and industrial loan delinquencies increased $9.0 million at June 30, 2019 as compared to March 31, 2019 largely due a $10.0 million matured performing loan that was in the normal process of renewal at June 30, 2019.

Loans past due 60 to 89 days increased $2.4 million to $11.0 million at June 30, 2019 as compared to March 31, 2019 largely due to moderate increases in commercial and industrial and construction loans within this delinquency category. An increase in construction loans was due to a $1.3 million matured performing loan that was in the normal process of renewal included in this delinquency category at June 30, 2019.

Loans past due 90 days or more and still accruing interest increased $116 thousand to $4.7 million at June 30, 2019 as compared to $4.6 million at March 31, 2019. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $3.1 million to $96.5 million at June 30, 2019 as compared to $93.4 million at March 31, 2019. The increase was primarily due to two new non-performing loans within the commercial real estate loan category at June 30, 2019. Non-accrual loans represented 0.37 percent of total loans at June 30, 2019 which as a percentage remained unchanged from March 31, 2019.

During the second quarter of 2019, we continued to closely monitor our New York City and Chicago taxi medallion loans totaling $113.2 million and $7.8 million, respectively, within the commercial and industrial loan portfolio at June 30, 2019. While most of the taxi medallion loans are currently performing, negative trends in market valuations of the underlying taxi medallion collateral could impact the future performance and internal classification of this portfolio. At June 30, 2019, the medallion portfolio included impaired loans totaling $78.3 million with related reserves of $29.5 million within the allowance for loan losses as compared to impaired loans totaling $79.6 million with related reserves of $29.6 million at March 31, 2019. At June 30, 2019, the impaired taxi medallion loans largely consisted of $67.7 million of non-accrual loans and $10.6 million of performing troubled debt restructured (TDR) loans classified as substandard loans.

Valley's historical taxi medallion lending criteria had been conservative regarding capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at June 30, 2019 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $11.3 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at June 30, 2019.
Valley currently has $13.7 million of performing non-impaired taxi medallion loans which matured in June 2019 and are in the normal process of renewal, and $14.0 million that mature between 2023 and 2028. If the matured loans became TDRs upon renewal, an additional reserve of $5.8 million would be required based on the allowance methodology at June 30, 2019.
OREO properties decreased $156 thousand to $7.2 million at June 30, 2019 from $7.3 million at March 31, 2019. Net gains on sales of OREO totaled $857 thousand and $1.7 million for the three and six months ended June 30, 2019, respectively. The net gains on sale of OREO were immaterial during the three and six months ended June 30, 2018. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.7 million at June 30, 2019.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $1.3 million to $74.4 million at June 30, 2019 as compared to $73.1 million at March 31, 2019. Performing TDRs consisted of 113 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at June 30, 2019. On an aggregate basis, the $74.4 million in performing TDRs at June 30, 2019 had a modified weighted average interest rate of approximately 5.55 percent as compared to a pre-modification weighted average interest rate of 5.42 percent.
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

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in thousands)
Average loans outstanding	$25,552,415	$25,254,733	$22,840,235	$25,404,396	$22,573,097
Beginning balance - Allowance for credit losses	158,961	156,295	136,704	156,295	124,452
Loans charged-off:
Commercial and industrial	(3,073)	(4,282)	(642)	(7,355)	(773)
Commercial real estate	—	—	(38)	—	(348)
Construction	—	—	—	—	—
Residential mortgage	—	(15)	(99)	(15)	(167)
Total Consumer	(1,752)	(2,028)	(1,422)	(3,780)	(2,633)
Total charge-offs	(4,825)	(6,325)	(2,201)	(11,150)	(3,921)
Charged-off loans recovered:
Commercial and industrial	1,195	483	819	1,678	2,926
Commercial real estate	22	21	15	43	384
Construction	—	—	—	—	—
Residential mortgage	9	1	180	10	260
Total Consumer	617	486	495	1,103	963
Total recoveries	1,843	991	1,509	2,834	4,533
Net (charge-offs) recoveries	(2,982)	(5,334)	(692)	(8,316)	612
Provision charged for credit losses	2,100	8,000	7,142	10,100	18,090
Ending balance - Allowance for credit losses	$158,079	$158,961	$143,154	$158,079	$143,154
Components of allowance for credit losses:
Allowance for loan losses	$155,105	$154,381	$138,762	$155,105	$138,762
Allowance for unfunded letters of credit	2,974	4,580	4,392	2,974	4,392
Allowance for credit losses	$158,079	$158,961	$143,154	$158,079	$143,154
Components of provision for credit losses:
Provision for losses on loans	$3,706	$7,856	$6,592	$11,562	$17,294
Provision for unfunded letters of credit	(1,606)	144	550	(1,462)	796
Provision for credit losses	$2,100	$8,000	$7,142	$10,100	$18,090
Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.05%	0.08%	0.01%	0.07%	(0.01)%
Allowance for credit losses as a % of non-PCI loans	0.72	0.74	0.77	0.72	0.77
Allowance for credit losses as a % of total loans	0.61	0.63	0.62	0.61	0.62

Net loan charge-offs totaled $3.0 million for the second quarter of 2019 as compared to $5.3 million for the first quarter of 2019, and $692 thousand during the second quarter of 2018. The decrease in net loan charge-offs as compared to the first quarter of 2019 was mainly due to better performance within the commercial and industrial loan category in the second quarter of 2019. However, gross loan charge-offs related to taxi medallion loans within the commercial and industrial category were $2.3 million for the second quarter of 2019 as compared to $1.3 million for the first quarter of 2019. There were no tax medallion loan charge-offs in the second quarter of 2018. The overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.
During the second quarter of 2019, we recorded a $2.1 million provision for credit losses as compared to $8.0 million and $7.1 million for the first quarter of 2019 and the second quarter of 2018, respectively. The second quarter of 2019 provision was largely due to loan growth. The provision declined as compared to the first quarter of 2019 partly due to a $1.6 million decrease in reserves for unfunded letters of credit (reported in the commercial and industrial loans category in the table above) and lower reserves for internally criticized loans, as well as moderate declines in the expected incurred losses in several loan categories.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2019		March 31, 2019		June 30, 2018
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$97,358	2.11%	$99,210	2.20%	$78,649	2.05%
Commercial real estate loans:
Commercial real estate	23,796	0.19%	24,261	0.19%	33,234	0.28%
Construction	25,182	1.65%	23,501	1.62%	20,578	1.49%
Total commercial real estate loans	48,978	0.34%	47,762	0.34%	53,812	0.40%
Residential mortgage loans	5,219	0.13%	5,139	0.13%	4,624	0.13%
Consumer loans:
Home equity	505	0.10%	523	0.10%	604	0.12%
Auto and other consumer	6,019	0.26%	6,327	0.29%	5,465	0.26%
Total consumer loans	6,524	0.23%	6,850	0.25%	6,069	0.23%
Total allowance for credit losses	$158,079	0.61%	$158,961	0.63%	$143,154	0.62%

*	Includes the reserve for unfunded letters of credit.
At June 30, 2019, our allowance allocations for losses as a percentage of total loans remained relatively stable as compared to March 31, 2019 for most loan categories, however, the allocation for commercial and industrial loans declined 0.09 percent partly due to the aforementioned decrease in the reserves for unfunded letters of credit. Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $3.8 billion) was 0.72 percent, 0.74 percent and 0.77 percent at June 30, 2019, March 31, 2019 and June 30, 2018, respectively. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at June 30, 2019, March 31, 2019 and June 30, 2018.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2019 and December 31, 2018, shareholders’ equity totaled approximately $3.5 billion and $3.4 billion, and represented 10.6 percent and 10.5 percent of total assets, respectively. During the six months ended June 30, 2019, total shareholders’ equity increased by $153.7 million primarily due to (i) net income of $189.8 million, (ii) other comprehensive income increase of $34.3 million, (iii) a $6.3 million increase attributable to the effect of our stock incentive plan, and (iv) a $3.0 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2019. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $79.7 million for the six months ended June 30, 2019.

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

Effective January 1, 2016, the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) new rules required a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The rule changes also included the implementation of a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes, subject to a three-year phase-in period. On January 1, 2019, the capital conservation buffer was fully phased-in. As of June 30, 2019, and December 31, 2018, Valley and Valley National Bank exceeded all capital adequacy requirements (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2019 and December 31, 2018:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2019
Total Risk-based Capital
Valley	$2,913,740	11.39%	$2,686,127	10.500%	N/A	N/A
Valley National Bank	2,839,065	11.11	2,683,597	10.500	$2,555,806	10.00%
Common Equity Tier 1 Capital
Valley	2,196,856	8.59	1,790,752	7.000	N/A	N/A
Valley National Bank	2,580,986	10.10	1,789,064	7.000	1,661,274	6.50
Tier 1 Risk-based Capital
Valley	2,411,661	9.43	2,174,484	8.500	N/A	N/A
Valley National Bank	2,580,986	10.10	2,172,435	8.500	2,044,645	8.00
Tier 1 Leverage Capital
Valley	2,411,661	7.62	1,265,166	4.00	N/A	N/A
Valley National Bank	2,580,986	8.17	1,264,404	4.00	1,580,505	5.00
As of December 31, 2018
Total Risk-based Capital
Valley	$2,786,971	11.34%	$2,426,975	9.875%	N/A	N/A
Valley National Bank	2,698,654	10.99	2,424,059	9.875	$2,454,743	10.00%
Common Equity Tier 1 Capital
Valley	2,071,871	8.43	1,566,781	6.375	N/A	N/A
Valley National Bank	2,442,359	9.95	1,564,899	6.375	1,595,583	6.50
Tier 1 Risk-based Capital
Valley	2,286,676	9.30	1,935,435	7.875	N/A	N/A
Valley National Bank	2,442,359	9.95	1,933,110	7.875	1,963,794	8.00
Tier 1 Leverage Capital
Valley	2,286,676	7.57	1,208,882	4.00	N/A	N/A
Valley National Bank	2,442,359	8.09	1,207,039	4.00	1,508,798	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2019	December 31, 2018
	($ in thousands, except for share data)
Common shares outstanding	331,788,149	331,431,217
Shareholders’ equity	$3,504,118	$3,350,454
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,155,250	1,161,655
Tangible common shareholders’ equity	$2,139,177	$1,979,108
Tangible book value per common share	$6.45	$5.97
Book value per common share	$9.93	$9.48
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 60.1 percent for the six months ended June 30, 2019 as compared to 32.5 percent for the year ended December 31, 2018. Our retention ratio increased from the year ended December 31, 2018 mainly due to an increase in earnings that was partly driven by the net gain from our sale leaseback transaction and continued implementation of operational improvement strategies.
Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2019 and 2018. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
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

(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2019 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2019 to April 30, 2019	599	$9.81	—	4,112,465
May 1, 2019 to May 31, 2019	8,464	10.27	—	4,112,465
June 1, 2019 to June 30, 2019	223	9.82	—	4,112,465
Total	9,286	$10.23	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2019.

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
(10.1)
Agreement and Plan of Merger, dated as of June 25, 2019, between Valley National Bank and Oritani Financial Corp., incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K Current Report filed on June 26, 2019.

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

(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 8, 2019	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer

Date:	/s/ Alan D. Eskow
August 8, 2019	Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer