Form 10-Q
period 2019-09-30
VALLEY NATIONAL BANCORP
filed 2019-11-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 331,800,601 shares were outstanding as of November 7, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and due from banks	$312,396	$251,541
Interest bearing deposits with banks	185,841	177,088
Investment securities:
Held to maturity (fair value of $2,121,203 at September 30, 2019 and $2,034,943 at December 31, 2018)	2,093,757	2,068,246
Available for sale	1,628,062	1,749,544
Total investment securities	3,721,819	3,817,790
Loans held for sale, at fair value	41,621	35,155
Loans	26,567,159	25,035,469
Less: Allowance for loan losses	(161,853)	(151,859)
Net loans	26,405,306	24,883,610
Premises and equipment, net	309,730	341,630
Lease right of use assets	286,960	—
Bank owned life insurance	440,026	439,602
Accrued interest receivable	97,282	95,296
Goodwill	1,084,665	1,084,665
Other intangible assets, net	68,150	76,990
Other assets	811,743	659,721
Total Assets	$33,765,539	$31,863,088
Liabilities
Deposits:
Non-interest bearing	$6,379,271	$6,175,495
Interest bearing:
Savings, NOW and money market	11,294,679	11,213,495
Time	7,872,172	7,063,984
Total deposits	25,546,122	24,452,974
Short-term borrowings	1,825,417	2,118,914
Long-term borrowings	2,250,633	1,654,268
Junior subordinated debentures issued to capital trusts	55,631	55,370
Lease liabilities	311,145	3,125
Accrued expenses and other liabilities	218,516	227,983
Total Liabilities	30,207,464	28,512,634
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2019 and December 31, 2018)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2019 and December 31, 2018)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 332,101,525 shares at September 30, 2019 and 331,634,951 shares at December 31, 2018)	116,650	116,240
Surplus	2,807,266	2,796,499
Retained earnings	454,020	299,642
Accumulated other comprehensive loss	(26,468)	(69,431)
Treasury stock, at cost (295,961 common shares at September 30, 2019 and 203,734 common shares at December 31, 2018)	(3,084)	(2,187)
Total Shareholders’ Equity	3,558,075	3,350,454
Total Liabilities and Shareholders’ Equity	$33,765,539	$31,863,088
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$298,384	$265,870	$883,595	$751,146
Interest and dividends on investment securities:
Taxable	21,801	21,362	67,166	64,907
Tax-exempt	4,219	5,023	13,379	16,383
Dividends	3,171	3,981	9,140	9,648
Interest on federal funds sold and other short-term investments	1,686	805	3,947	2,570
Total interest income	329,261	297,041	977,227	844,654
Interest Expense
Interest on deposits:
Savings, NOW and money market	35,944	28,775	110,247	75,848
Time	42,848	20,109	121,350	51,360
Interest on short-term borrowings	12,953	15,193	40,362	31,838
Interest on long-term borrowings and junior subordinated debentures	16,891	16,164	45,761	50,458
Total interest expense	108,636	80,241	317,720	209,504
Net Interest Income	220,625	216,800	659,507	635,150
Provision for credit losses	8,700	6,552	18,800	24,642
Net Interest Income After Provision for Credit Losses	211,925	210,248	640,707	610,508
Non-Interest Income
Trust and investment services	3,296	3,143	9,296	9,635
Insurance commissions	2,748	3,646	7,922	11,493
Service charges on deposit accounts	5,904	6,597	17,634	20,529
Losses on securities transactions, net	(93)	(79)	(114)	(880)
Other-than-temporary impairment losses on securities	—	—	(2,928)	—
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses on securities recognized in earnings	—	—	(2,928)	—
Fees from loan servicing	2,463	2,573	7,260	6,841
Gains on sales of loans, net	5,194	3,748	13,700	18,143
(Losses) gains on sales of assets, net	(159)	(1,899)	76,997	(2,121)
Bank owned life insurance	2,687	2,545	6,779	6,960
Other	19,110	8,764	39,880	28,758
Total non-interest income	41,150	29,038	176,426	99,358
Non-Interest Expense
Salary and employee benefits expense	77,271	80,778	236,559	253,014
Net occupancy and equipment expense	29,203	26,295	86,789	81,120
FDIC insurance assessment	5,098	7,421	16,150	20,963
Amortization of other intangible assets	4,694	4,697	13,175	13,607
Professional and legal fees	5,870	6,638	15,286	29,022
Amortization of tax credit investments	4,385	5,412	16,421	15,156
Telecommunication expense	2,698	3,327	7,317	9,936
Other	16,658	17,113	43,712	52,531
Total non-interest expense	145,877	151,681	435,409	475,349
Income Before Income Taxes	107,198	87,605	381,724	234,517
Income tax expense	25,307	18,046	110,035	50,191
Net Income	81,891	69,559	271,689	184,326
Dividends on preferred stock	3,172	3,172	9,516	9,516
Net Income Available to Common Shareholders	$78,719	$66,387	$262,173	$174,810

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (continued)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings Per Common Share:
Basic	$0.24	$0.20	$0.79	$0.53
Diluted	0.24	0.20	0.79	0.53
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	331,797,982	331,486,500	331,716,652	331,180,213
Diluted	333,405,196	333,000,242	333,039,436	332,694,080
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$81,891	$69,559	$271,689	$184,326
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	8,135	(8,683)	42,890	(36,129)
Less reclassification adjustment for net losses included in net income	72	57	90	631
Total	8,207	(8,626)	42,980	(35,498)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	76	221	(989)	2,636
Less reclassification adjustment for net losses included in net income	324	472	806	2,127
Total	400	693	(183)	4,763
Defined benefit pension plan
Amortization of net loss	56	113	166	337
Total other comprehensive income (loss)	8,663	(7,820)	42,963	(30,398)
Total comprehensive income	$90,554	$61,739	$314,652	$153,928
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2019

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	113,330	—	—	113,330
Other comprehensive income, net of tax	—	—	—	—	—	16,174	—	16,174
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,686)	—	—	(36,686)
Effect of stock incentive plan, net	—	302	226	2,935	(99)	—	(1,251)	1,811
Balance - March 31, 2019	209,691	331,733	116,466	2,799,434	375,983	(53,257)	(3,438)	3,444,879
Net income	—	—	—	—	76,468	—	—	76,468
Other comprehensive income, net of tax	—	—	—	—	—	18,126	—	18,126
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,712)	—	—	(36,712)
Effect of stock incentive plan, net	—	55	105	4,625	(377)	—	176	4,529
Balance - June 30, 2019	209,691	331,788	116,571	2,804,059	412,190	(35,131)	(3,262)	3,504,118
Net income	—	—	—	—	81,891	—	—	81,891
Other comprehensive income, net of tax	—	—	—	—	—	8,663	—	8,663
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,732)	—	—	(36,732)
Effect of stock incentive plan, net	—	18	79	3,207	(157)	—	178	3,307
Balance - September 30, 2019	$209,691	331,806	$116,650	$2,807,266	$454,020	$(26,468)	$(3,084)	$3,558,075

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

For the Nine Months Ended September 30, 2018

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2017	$209,691	264,469	$92,727	$2,060,356	$216,733	$(46,005)	$(337)	$2,533,165
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	480	(480)	—	—
Reclassification due to the adoption of ASU No. 2017-12	—	—	—	—	61	(61)	—	—
Adjustment due to the adoption of ASU No. 2016-16	—	—	—	—	(17,611)	—	—	(17,611)
Balance - January 1, 2018	209,691	264,469	92,727	2,060,356	199,663	(46,546)	(337)	2,515,554
Net income	—	—	—	—	41,965	—	—	41,965
Other comprehensive loss, net of tax	—	—	—	—	—	(17,557)	—	(17,557)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,635)	—	—	(36,635)
Effect of stock incentive plan, net	—	1,714	355	8,717	(2,266)	—	(169)	6,637
Common stock issued	—	65,007	22,742	715,121	—	—	348	738,211
Balance - March 31, 2018	209,691	331,190	115,824	2,784,194	199,555	(64,103)	(158)	3,245,003
Net income	—	—	—	—	72,802	—	—	72,802
Other comprehensive income, net of tax	—	—	—	—	—	(5,021)	—	(5,021)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,534)	—	—	(36,534)
Effect of stock incentive plan, net	—	264	203	4,996	(58)	—	(907)	4,234
Balance - June 30, 2018	209,691	331,454	116,027	2,789,190	232,593	(69,124)	(1,065)	3,277,312
Net income	—	—	—	—	69,559	—	—	69,559
Other comprehensive income, net of tax	—	—	—	—	—	(7,820)	—	(7,820)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,584)	—	—	(36,584)
Effect of stock incentive plan, net	—	47	127	3,968	(28)	—	(426)	3,641
Balance - September 30, 2018	$209,691	331,501	$116,154	$2,793,158	$262,368	$(76,944)	$(1,491)	$3,302,936

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$271,689	$184,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,329	20,367
Stock-based compensation	11,504	15,840
Provision for credit losses	18,800	24,642
Net amortization of premiums and accretion of discounts on securities and borrowings	21,584	26,262
Amortization of other intangible assets	13,175	13,607
Losses on securities transactions, net	114	880
Proceeds from sales of loans held for sale	644,454	591,583
Gains on sales of loans, net	(13,700)	(18,143)
Net impairment losses on securities recognized in earnings	2,928	—
Originations of loans held for sale	(338,996)	(307,623)
(Gains) losses on sales of assets, net	(76,997)	2,121
Net change in:
Cash surrender value of bank owned life insurance	(6,779)	(6,960)
Accrued interest receivable	(1,986)	(6,553)
Other assets	(264,228)	(39,119)
Accrued expenses and other liabilities	92,542	(5,941)
Net cash provided by operating activities	412,433	495,289
Cash flows from investing activities:
Net loan originations and purchases	(1,846,329)	(2,324,977)
Investment securities held to maturity:
Purchases	(317,794)	(220,192)
Maturities, calls and principal repayments	281,961	195,448
Investment securities available for sale:
Purchases	(19,892)	(239,226)
Sales	—	38,625
Maturities, calls and principal repayments	188,619	194,312
Death benefit proceeds from bank owned life insurance	6,354	2,546
Proceeds from sales of real estate property and equipment	107,132	6,665
Purchases of real estate property and equipment	(15,753)	(16,880)
Cash and cash equivalents acquired in acquisition	—	156,612
Net cash used in investing activities	(1,615,702)	(2,207,067)
Cash flows from financing activities:
Net change in deposits	1,093,148	869,967
Net change in short-term borrowings	(293,497)	1,569,824
Advances of long-term borrowings	850,000	—
Repayments of long-term borrowings	(255,000)	(675,682)
Cash dividends paid to preferred shareholders	(9,516)	(9,516)
Cash dividends paid to common shareholders	(110,037)	(102,414)
Purchase of common shares to treasury	(1,505)	(2,780)
Common stock issued, net	(351)	2,648
Other, net	(365)	—
Net cash provided by financing activities	1,272,877	1,652,047
Net change in cash and cash equivalents	69,608	(59,731)
Cash and cash equivalents at beginning of year	428,629	416,110
Cash and cash equivalents at end of period	$498,237	$356,379

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$312,663	$205,821
Federal and state income taxes	106,296	47,217
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,453	$697
Transfer of loans to loans held for sale	302,861	289,633
Lease right of use assets obtained in exchange for operating lease liabilities	306,471	—
Acquisition:
Non-cash assets acquired:
Investment securities held to maturity	$—	$214,217
Investment securities available for sale	—	308,385
Loans	—	3,736,984
Premises and equipment	—	62,066
Bank owned life insurance	—	49,052
Accrued interest receivable	—	12,123
Goodwill	—	394,028
Other intangible assets	—	45,906
Other assets	—	100,059
Total non-cash assets acquired	$—	$4,922,820
Liabilities assumed:
Deposits	$—	$3,564,843
Short-term borrowings	—	649,979
Long-term borrowings	—	87,283
Junior subordinated debentures issued to capital trusts	—	13,249
Accrued expenses and other liabilities	—	26,848
Total liabilities assumed	—	4,342,202
Net non-cash assets acquired	$—	$580,618
Net cash and cash equivalents acquired in acquisition	$—	$156,612
Common stock issued in acquisition	$—	$737,230
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2019 and for all periods presented have been made. The results of operations for the three and nine months ended on September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
In June 2019, Valley announced that it will acquire Oritani Financial Corp. (“Oritani”) and its principal subsidiary, Oritani Bank, headquartered in Washington Township, New Jersey. Oritani has approximately $4.0 billion in assets, $3.4 billion in loans, $2.9 billion in deposits, and maintains a branch network of 26 offices in New Jersey. The common shareholders of Oritani will receive 1.60 shares of Valley common stock for each Oritani share they own. The transaction is valued at an estimated $740 million, based on Valley’s closing stock price on June 25, 2019. The transaction is expected to close in the fourth quarter of 2019. Valley has received all the requisite regulatory approvals to complete the merger. The merger remains subject to other customary closing conditions, including the approval by the shareholders of both Valley and Oritani at their respective special meetings to be held on November 14, 2019.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except for share data)
Net income available to common shareholders	$78,719	$66,387	$262,173	$174,810
Basic weighted average number of common shares outstanding	331,797,982	331,486,500	331,716,652	331,180,213
Plus: Common stock equivalents	1,607,214	1,513,742	1,322,784	1,513,867
Diluted weighted average number of common shares outstanding	333,405,196	333,000,242	333,039,436	332,694,080
Earnings per common share:
Basic	$0.24	$0.20	$0.79	$0.53
Diluted	0.24	0.20	0.79	0.53

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units, common stock options, and warrants to purchase Valley’s common shares. Common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options equaled approximately 265 thousand and 475 thousand shares for the three and nine months ended September 30, 2019, respectively. Anti-dilutive warrants and common stock options equaled 2.9 million shares and 3.3 million shares for the three and nine months ended September 30, 2018, respectively. All of Valley's outstanding warrants expired unexercised in the fourth quarter of 2018.
Note 3. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2019:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2019	$1,214	$(4,614)	$(31,731)	$(35,131)
Other comprehensive income before reclassification	8,135	76	—	8,211
Amounts reclassified from other comprehensive income	72	324	56	452
Other comprehensive income, net	8,207	400	56	8,663
Balance at September 30, 2019	$9,421	$(4,214)	$(31,675)	$(26,468)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and (Losses) on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2018	$(33,559)	$(4,031)	$(31,841)	$(69,431)
Other comprehensive income (loss) before reclassification	42,890	(989)	—	41,901
Amounts reclassified from other comprehensive income (loss)	90	806	166	1,062
Other comprehensive income (loss), net	42,980	(183)	166	42,963
Balance at September 30, 2019	$9,421	$(4,214)	$(31,675)	$(26,468)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2019 and 2018:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2019	2018	2019	2018	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$(93)	$(86)	$(114)	$(881)	Losses on securities transactions, net
Tax effect	21	29	24	250
Total net of tax	(72)	(57)	(90)	(631)
Unrealized losses on derivatives (cash flow hedges) before tax	(453)	(660)	(1,126)	(2,977)	Interest expense
Tax effect	129	188	320	850
Total net of tax	(324)	(472)	(806)	(2,127)
Defined benefit pension plan:
Amortization of net loss	(79)	(157)	(235)	(471)	*
Tax effect	23	44	69	134
Total net of tax	(56)	(113)	(166)	(337)
Total reclassifications, net of tax	$(452)	$(642)	$(1,062)	$(3,095)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

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

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. ASU No. 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on all expected losses over the lives of the assets rather than incurred losses. Under the new guidance, an entity is required to measure all expected credit losses for certain financial assets (including loans, held-to-maturity securities and other receivables) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

ASU No. 2016-13 is effective for Valley for reporting periods beginning January 1, 2020 and management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley’s implementation effort is managed through several cross-functional working groups. These groups continue to evaluate selected loss models that accurately project lifetime expected loss estimates. In conjunction with the evaluation, Valley will assess the necessary changes to its operational processes and controls over the allowance for credit losses. Valley expects that the adoption of ASU No. 2016-13 will result in an increase in its allowance for credit losses due to several factors, including the allowance related to Valley loans will increase to include credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions, and an allowance will be established for estimated credit losses on investment securities classified as held to maturity. Additionally, the non-accretable difference (as defined in Note 7) on PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the related loans under the new accounting guidance.

Valley is currently performing parallel runs for the CECL model and completing the implementation and documentation processes for the applicable internal controls, data sources, and the system configuration and validation, among other things. Based on the preliminary results of Valley's third parallel run, the overall CECL impact was estimated to be an increase of $50 million to $70 million in the allowance for credit losses as compared to these reserves at September 30, 2019 (See Note 8 for more information). The estimated increase is exclusive of the expected balance sheet gross-up of the non-accretable difference (or "credit mark") on Valley's PCI loans, as well as the impact of the proposed Oritani acquisition expected to be completed in the fourth quarter of 2019. Additionally, the adoption of ASU No. 2016-13 is not expected to have a significant impact on Valley's regulatory capital ratios. The extent of the expected reserve increase is still under evaluation and will be significantly influenced by the composition, characteristics and quality of our loan and investment securities portfolios, as well as the prevailing economic conditions and forecasts as of the CECL adoption date. Additionally, management will continue to refine and validate the new methodologies and models during the fourth quarter of 2019. These internal and external factors could materially affect the actual impact of the CECL adoption on Valley's financial statements.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2019 and December 31, 2018. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2019	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. Treasury securities	$70,965	$70,965	$—	$—
U.S. government agency securities	30,037	—	30,037	—
Obligations of states and political subdivisions	180,467	—	179,787	680
Residential mortgage-backed securities	1,310,587	—	1,310,587	—
Corporate and other debt securities	36,006	—	36,006	—
Total available for sale	1,628,062	70,965	1,556,417	680
Loans held for sale (1)	41,621	—	41,621	—
Other assets (2)	217,035	—	217,035	—
Total assets	$1,886,718	$70,965	$1,815,073	$680
Liabilities
Other liabilities (2)	$60,087	$—	$60,087	$—
Total liabilities	$60,087	$—	$60,087	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$47,619	$—	$—	$47,619
Loan servicing rights	715	—	—	715
Foreclosed assets	3,705	—	—	3,705
Total	$52,039	$—	$—	$52,039

		Fair Value Measurements at Reporting Date Using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $40.8 million and $34.6 million at September 30, 2019 and December 31, 2018, respectively.

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

In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at September 30, 2019. See Note 6 for additional information regarding this impaired security.

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2019 and December 31, 2018 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2019 and December 31, 2018), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2019 and December 31, 2018.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At September 30, 2019, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended September 30, 2019, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. There were $158 thousand and $1.1 million in collateral dependent loan charge-offs to the allowance for loan losses for the three and nine months ended September 30, 2019, respectively. The collateral dependent loan charge-offs to the allowance for loan losses for the three and nine months ended September 30, 2018 were immaterial. At September 30, 2019, collateral dependent impaired loans with a total recorded investment of $81.9 million were reduced by specific valuation allowance allocations totaling $34.3 million to a reported total net carrying amount of $47.6 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2019, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 12.0 percent and a discount rate of 9.6 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At September 30, 2019, certain loan servicing rights were re-measured at fair value totaling $715 thousand. Valley recorded net impairment charges on its loan servicing rights totaling $64 thousand and net recoveries of impairment charges totaling $19 thousand for the three and nine months ended September 30, 2019, respectively, as compared to net recoveries of impairment charges totaling $48 thousand and $365 thousand for the three and nine months ended September 30, 2018, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at September 30, 2019. At September 30, 2019, foreclosed assets included $3.7 million of assets that were measured at fair value upon initial recognition or subsequently re-measured at September 30, 2019. The foreclosed assets charge-offs to the allowance for the loan losses totaled $668 thousand and $267 thousand for the three months ended September 30, 2019 and 2018, respectively, and $2.1 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in net losses within non-interest expense of $379 thousand and $245 thousand for the three months ended September 30, 2019 and 2018, respectively, and $539 thousand and $390 thousand for the nine months ended September 30, 2019 and 2018, respectively. There were no net losses from re-measurement of foreclosed assets at fair value subsequent to their initial recognition for the three months ended September 30, 2019 and 2018.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2019 and December 31, 2018 were as follows:

	Fair Value Hierarchy	September 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$312,396	$312,396	$251,541	$251,541
Interest bearing deposits with banks	Level 1	185,841	185,841	177,088	177,088
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,393	144,872	138,517	142,049
U.S. government agency securities	Level 2	7,462	7,553	8,721	8,641
Obligations of states and political subdivisions	Level 2	517,430	530,482	585,656	586,033
Residential mortgage-backed securities	Level 2	1,360,903	1,374,825	1,266,770	1,235,605
Trust preferred securities	Level 2	37,319	30,897	37,332	31,486
Corporate and other debt securities	Level 2	32,250	32,574	31,250	31,129
Total investment securities held to maturity		2,093,757	2,121,203	2,068,246	2,034,943
Net loans	Level 3	26,405,306	25,889,653	24,883,610	24,068,755
Accrued interest receivable	Level 1	97,282	97,282	95,296	95,296
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	235,965	235,965	232,080	232,080
Financial liabilities
Deposits without stated maturities	Level 1	17,673,950	17,673,950	17,388,990	17,388,990
Deposits with stated maturities	Level 2	7,872,172	7,891,568	7,063,984	7,005,573
Short-term borrowings	Level 1	1,825,417	1,825,486	2,118,914	2,091,892
Long-term borrowings	Level 2	2,250,633	2,467,403	1,654,268	1,751,194
Junior subordinated debentures issued to capital trusts	Level 2	55,631	55,670	55,370	55,692
Accrued interest payable (2)	Level 1	30,819	30,819	25,762	25,762

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

Note 6. Investment Securities

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2019
U.S. Treasury securities	$138,393	$6,479	$—	$144,872
U.S. government agency securities	7,462	93	(2)	7,553
Obligations of states and political subdivisions:
Obligations of states and state agencies	305,129	7,885	(585)	312,429
Municipal bonds	212,301	5,777	(25)	218,053
Total obligations of states and political subdivisions	517,430	13,662	(610)	530,482
Residential mortgage-backed securities	1,360,903	17,687	(3,765)	1,374,825
Trust preferred securities	37,319	53	(6,475)	30,897
Corporate and other debt securities	32,250	430	(106)	32,574
Total investment securities held to maturity	$2,093,757	$38,404	$(10,958)	$2,121,203
December 31, 2018
U.S. Treasury securities	$138,517	$3,532	$—	$142,049
U.S. government agency securities	8,721	55	(135)	8,641
Obligations of states and political subdivisions:
Obligations of states and state agencies	341,702	4,332	(5,735)	340,299
Municipal bonds	243,954	3,141	(1,361)	245,734
Total obligations of states and political subdivisions	585,656	7,473	(7,096)	586,033
Residential mortgage-backed securities	1,266,770	3,203	(34,368)	1,235,605
Trust preferred securities	37,332	77	(5,923)	31,486
Corporate and other debt securities	31,250	96	(217)	31,129
Total investment securities held to maturity	$2,068,246	$14,436	$(47,739)	$2,034,943

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2019 and December 31, 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2019
U.S. government agency securities	$2,093	$(2)	$—	$—	$2,093	$(2)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,459	(45)	35,927	(540)	47,386	(585)
Municipal bonds	4,379	(9)	784	(16)	5,163	(25)
Total obligations of states and political subdivisions	15,838	(54)	36,711	(556)	52,549	(610)
Residential mortgage-backed securities	117,588	(171)	319,039	(3,594)	436,627	(3,765)
Trust preferred securities	—	—	29,491	(6,475)	29,491	(6,475)
Corporate and other debt securities	6,696	(54)	4,947	(52)	11,643	(106)
Total	$142,215	$(281)	$390,188	$(10,677)	$532,403	$(10,958)
December 31, 2018
U.S. government agency securities	$—	$—	$6,074	$(135)	$6,074	$(135)
Obligations of states and political subdivisions:
Obligations of states and state agencies	16,098	(266)	138,437	(5,469)	154,535	(5,735)
Municipal bonds	3,335	(37)	60,078	(1,324)	63,413	(1,361)
Total obligations of states and political subdivisions	19,433	(303)	198,515	(6,793)	217,948	(7,096)
Residential mortgage-backed securities	72,240	(852)	846,671	(33,516)	918,911	(34,368)
Trust preferred securities	—	—	30,055	(5,923)	30,055	(5,923)
Corporate and other debt securities	9,948	(52)	4,835	(165)	14,783	(217)
Total	$101,621	$(1,207)	$1,086,150	$(46,532)	$1,187,771	$(47,739)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 82 at September 30, 2019 and 378 at December 31, 2018.

The unrealized losses within the residential mortgage-backed securities category of the held to maturity portfolio at September 30, 2019 mostly related to investment grade securities issued by Ginnie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at September 30, 2019 primarily related to four non-rated single-issuer trust preferred securities issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at September 30, 2019.
As of September 30, 2019, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.4 billion.

The contractual maturities of investments in debt securities held to maturity at September 30, 2019 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$23,737	$23,760
Due after one year through five years	247,505	254,040
Due after five years through ten years	220,403	230,852
Due after ten years	241,209	237,726
Residential mortgage-backed securities	1,360,903	1,374,825
Total investment securities held to maturity	$2,093,757	$2,121,203

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.1 years at September 30, 2019.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2019
U.S. Treasury securities	$70,947	$27	$(9)	$70,965
U.S. government agency securities	29,479	579	(21)	30,037
Obligations of states and political subdivisions:
Obligations of states and state agencies	83,794	510	(83)	84,221
Municipal bonds	95,381	1,019	(154)	96,246
Total obligations of states and political subdivisions	179,175	1,529	(237)	180,467
Residential mortgage-backed securities	1,300,050	14,191	(3,654)	1,310,587
Corporate and other debt securities	35,422	584	—	36,006
Total investment securities available for sale	$1,615,073	$16,910	$(3,921)	$1,628,062
December 31, 2018
U.S. Treasury securities	$50,975	$—	$(1,669)	$49,306
U.S. government agency securities	36,844	71	(638)	36,277
Obligations of states and political subdivisions:
Obligations of states and state agencies	100,777	18	(3,682)	97,113
Municipal bonds	101,207	209	(1,437)	99,979
Total obligations of states and political subdivisions	201,984	227	(5,119)	197,092
Residential mortgage-backed securities	1,469,059	1,484	(40,761)	1,429,782
Corporate and other debt securities	37,542	213	(668)	37,087
Total investment securities available for sale	$1,796,404	$1,995	$(48,855)	$1,749,544

The age of unrealized losses and fair value of related securities available for sale at September 30, 2019 and December 31, 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2019
U.S. Treasury securities	$25,940	$(9)	$—	$—	$25,940	$(9)
U.S. government agency securities	—	—	2,131	(21)	2,131	(21)
Obligations of states and political subdivisions:
Obligations of states and state agencies	21,181	(11)	10,270	(72)	31,451	(83)
Municipal bonds	2,226	(29)	15,301	(125)	17,527	(154)
Total obligations of states and political subdivisions	23,407	(40)	25,571	(197)	48,978	(237)
Residential mortgage-backed securities	96,615	(256)	303,880	(3,398)	400,495	(3,654)
Total	$145,962	$(305)	$331,582	$(3,616)	$477,544	$(3,921)
December 31, 2018
U.S. Treasury securities	$—	$—	$49,306	$(1,669)	$49,306	$(1,669)
U.S. government agency securities	2,120	(20)	26,775	(618)	28,895	(638)
Obligations of states and political subdivisions:
Obligations of states and state agencies	17,560	(95)	75,718	(3,587)	93,278	(3,682)
Municipal bonds	5,018	(106)	70,286	(1,331)	75,304	(1,437)
Total obligations of states and political subdivisions	22,578	(201)	146,004	(4,918)	168,582	(5,119)
Residential mortgage-backed securities	119,645	(668)	1,221,942	(40,093)	1,341,587	(40,761)
Corporate and other debt securities	12,339	(161)	12,397	(507)	24,736	(668)
Total	$156,682	$(1,050)	$1,456,424	$(47,805)	$1,613,106	$(48,855)

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2019 was 177 as compared to 545 at December 31, 2018.
The unrealized losses for the residential mortgage-backed securities category of the available for sale portfolio at September 30, 2019 largely related to several investment grade residential mortgage-backed securities mainly issued by Ginnie Mae and Fannie Mae.
As of September 30, 2019, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of debt securities available for sale at September 30, 2019 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$37,985	$38,025
Due after one year through five years	114,646	115,107
Due after five years through ten years	65,745	66,839
Due after ten years	96,647	97,504
Residential mortgage-backed securities	1,300,050	1,310,587
Total investment securities available for sale	$1,615,073	$1,628,062

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 6.1 years at September 30, 2019.
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

During the second quarter of 2019 and the nine months ended September 30, 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge on one special revenue bond classified as available for sale (within the obligations of states and state agencies in the tables above). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter of 2019, as well as the issuer's default on its contractual payment. At September 30, 2019, the impaired security had an adjusted amortized cost and fair value of $680 thousand. Comparatively, there were no other-than-temporary impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2018.

The obligations of states and political subdivisions include special revenue bonds which had an aggregated amortized cost and fair value of $300.8 million and $304.5 million, respectively, at September 30, 2019. The gross unrealized losses associated with the special revenue bonds totaled $757 thousand as of September 30, 2019. The special revenue bonds were largely issued by the states of (or municipalities within) Utah, Idaho, Minnesota, Florida, other state housing authorities, as well the Port Authority of New York. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. Exclusive of the impaired security, these investments are a mix of bonds with investment grade ratings or not rated paying in accordance with their contractual terms. The vast majority of the bonds not rated by the rating agencies are state housing finance agency revenue bonds secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS). Valley will continue to closely monitor the special revenue bond portfolio as part of its quarterly impairment analysis.

The impaired special revenue bond was not accruing interest as of September 30, 2019. Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.

Management does not believe that any individual unrealized loss as of September 30, 2019 included in the investment portfolio tables above represents other-than-temporary impairment, as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on any other securities, except for the impaired special revenue bond discussed above.
Note 7. Loans

The detail of the loan portfolio as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019			December 31, 2018
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Loans:
Commercial and industrial	$4,038,064	$657,544	$4,695,608	$3,590,375	$740,657	$4,331,032
Commercial real estate:
Commercial real estate	11,121,325	2,244,129	13,365,454	9,912,309	2,494,966	12,407,275
Construction	1,385,070	152,520	1,537,590	1,122,348	365,784	1,488,132
Total commercial real estate loans	12,506,395	2,396,649	14,903,044	11,034,657	2,860,750	13,895,407
Residential mortgage	3,770,500	362,831	4,133,331	3,682,984	428,416	4,111,400
Consumer:
Home equity	382,079	107,729	489,808	371,340	145,749	517,089
Automobile	1,436,313	295	1,436,608	1,319,206	365	1,319,571
Other consumer	896,640	12,120	908,760	846,821	14,149	860,970
Total consumer loans	2,715,032	120,144	2,835,176	2,537,367	160,263	2,697,630
Total loans	$23,029,991	$3,537,168	$26,567,159	$20,845,383	$4,190,086	$25,035,469

Total loans include net unearned premiums and deferred loan costs of $18.3 million and $21.5 million at September 30, 2019 and December 31, 2018, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $3.7 billion and $4.4 billion at September 30, 2019 and December 31, 2018, respectively.

Valley transferred $302.9 million and $289.6 million of residential mortgage loans from the loan portfolio to loans held for sale during the nine months ended September 30, 2019 and 2018, respectively. Excluding the loan transfers, there were no sales of loans from the held for investment portfolio during the nine months ended September 30, 2019 and 2018.

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

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$853,887	$630,550	$875,958	$282,009
Acquisition	—	—	—	474,208
Accretion	(47,475)	(54,367)	(155,981)	(180,034)
Net (decrease) increase in expected cash flows	(58,268)	23,983	28,167	23,983
Balance, end of period	$748,144	$600,166	$748,144	$600,166

The net increase in expected cash flows for certain pools of loans (included in the tables above) during the nine months ended September 30, 2019 is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. Based upon reforecasted cash flows, the net increase for the nine months ended September 30, 2019 was largely driven by additional advances on acquired lines of credit coupled with lower prospective loss expectations, partially offset by higher loan prepayments. The net decrease in expected cash flows for the three months ended September 30, 2019 was largely due to the high volume of contractual principal prepayments caused by the low level of market interest rates.

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

Credit Quality
The following table presents past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at September 30, 2019 and December 31, 2018:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2019
Commercial and industrial	$5,702	$3,158	$4,133	$75,311	$88,304	$3,949,760	$4,038,064
Commercial real estate:
Commercial real estate	20,851	735	1,125	9,560	32,271	11,089,054	11,121,325
Construction	11,523	7,129	—	356	19,008	1,366,062	1,385,070
Total commercial real estate loans	32,374	7,864	1,125	9,916	51,279	12,455,116	12,506,395
Residential mortgage	12,945	4,417	1,347	13,772	32,481	3,738,019	3,770,500
Consumer loans:
Home equity	362	249	—	1,625	2,236	379,843	382,079
Automobile	9,118	1,220	648	207	11,193	1,425,120	1,436,313
Other consumer	3,599	108	108	218	4,033	892,607	896,640
Total consumer loans	13,079	1,577	756	2,050	17,462	2,697,570	2,715,032
Total	$64,100	$17,016	$7,361	$101,049	$189,526	$22,840,465	$23,029,991
December 31, 2018
Commercial and industrial	$13,085	$3,768	$6,156	$70,096	$93,105	$3,497,270	$3,590,375
Commercial real estate:
Commercial real estate	9,521	530	27	2,372	12,450	9,899,859	9,912,309
Construction	2,829	—	—	356	3,185	1,119,163	1,122,348
Total commercial real estate loans	12,350	530	27	2,728	15,635	11,019,022	11,034,657
Residential mortgage	16,576	2,458	1,288	12,917	33,239	3,649,745	3,682,984
Consumer loans:
Home equity	872	40	—	2,156	3,068	368,272	371,340
Automobile	7,973	1,299	308	80	9,660	1,309,546	1,319,206
Other consumer	895	47	33	419	1,394	845,427	846,821
Total consumer loans	9,740	1,386	341	2,655	14,122	2,523,245	2,537,367
Total	$51,751	$8,142	$7,812	$88,396	$156,101	$20,689,282	$20,845,383

Impaired loans. Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructuring, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.

The following table presents information about impaired loans by loan portfolio class at September 30, 2019 and December 31, 2018:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
September 30, 2019
Commercial and industrial	$12,661	$97,878	$110,539	$123,876	$35,730
Commercial real estate:
Commercial real estate	23,857	25,913	49,770	51,676	1,287
Construction	354	—	354	354	—
Total commercial real estate loans	24,211	25,913	50,124	52,030	1,287
Residential mortgage	6,752	4,904	11,656	12,740	525
Consumer loans:
Home equity	186	549	735	836	57
Total consumer loans	186	549	735	836	57
Total	$43,810	$129,244	$173,054	$189,482	$37,599
December 31, 2018
Commercial and industrial	$8,339	$89,513	$97,852	$104,007	$29,684
Commercial real estate:
Commercial real estate	16,732	25,606	42,338	44,337	2,615
Construction	803	457	1,260	1,260	13
Total commercial real estate loans	17,535	26,063	43,598	45,597	2,628
Residential mortgage	7,826	6,078	13,904	14,948	600
Consumer loans:
Home equity	125	1,146	1,271	1,366	113
Total consumer loans	125	1,146	1,271	1,366	113
Total	$33,825	$122,800	$156,625	$165,918	$33,025

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$114,233	$763	$87,414	$422
Commercial real estate:
Commercial real estate	49,608	551	50,809	556
Construction	354	—	987	15
Total commercial real estate loans	49,962	551	51,796	571
Residential mortgage	11,592	76	14,112	152
Consumer loans:
Home equity	738	11	2,454	17
Total consumer loans	738	11	2,454	17
Total	$176,525	$1,401	$155,776	$1,162

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$112,308	$1,777	$88,376	$1,348
Commercial real estate:
Commercial real estate	46,894	1,817	52,993	1,735
Construction	509	—	1,811	54
Total commercial real estate loans	47,403	1,817	54,804	1,789
Residential mortgage	12,574	315	13,707	502
Consumer loans:
Home equity	872	32	2,093	83
Total consumer loans	872	32	2,093	83
Total	$173,157	$3,941	$158,980	$3,722

Interest income recognized on a cash basis (included in the table above) was immaterial for the three and nine months ended September 30, 2019 and 2018.
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
Performing TDRs (not reported as non-accrual loans) totaled $79.4 million and $77.2 million as of September 30, 2019 and December 31, 2018, respectively. Non-performing TDRs totaled $70.1 million and $55.0 million as of September 30, 2019 and December 31, 2018, respectively.

The following table presents non-PCI loans by loan class modified as TDRs during the three and nine months ended September 30, 2019 and 2018. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,
	2019			2018
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	53	$42,902	$41,772	6	$3,970	$3,751
Commercial real estate:
Commercial real estate	1	75	75	1	233	231
Total commercial real estate	1	75	75	1	233	231
Consumer	1	19	19	—	—	—
Total	55	$42,996	$41,866	7	$4,203	$3,982

	Nine Months Ended September 30,
	2019			2018
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	104	$78,601	$72,183	22	$14,719	$13,904
Commercial real estate:
Commercial real estate	3	4,740	4,699	6	4,207	4,504
Construction	—	—	—	2	565	285
Total commercial real estate	3	4,740	4,699	8	4,772	4,789
Residential mortgage	1	155	154	5	980	952
Consumer	1	19	19	1	88	83
Total	109	$83,515	$77,055	36	$20,559	$19,728

The total TDRs presented in the above table had allocated specific reserves for loan losses of $29.6 million and $6.3 million at September 30, 2019 and 2018, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in the "Impaired Loans" section above. There were no partial charge-offs related to TDR loan modifications during the three months ended September 30, 2019 as compared to $2.0 million of partial charge-offs for the nine months ended September 30, 2019. There were no charge-offs related to TDR loan modifications during the three and nine months ended September 30, 2018.

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$604	4	$3,645
Residential mortgage	1	154	5	1,015
Total	2	$758	9	$4,660

	Nine Months Ended September 30,
	2019		2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	19	$12,235	8	$6,770
Commercial real estate	1	283	—	—
Residential mortgage	3	369	5	1,015
Consumer	1	18	—	—
Total	24	$12,905	13	$7,785
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

The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) at September 30, 2019 and December 31, 2018 based on the most recent analysis performed:

Credit exposure - by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
	(in thousands)
September 30, 2019
Commercial and industrial	$3,866,300	$32,858	$71,483	$67,423	$4,038,064
Commercial real estate	11,000,256	74,046	46,137	886	11,121,325
Construction	1,384,715	—	355	—	1,385,070
Total	$16,251,271	$106,904	$117,975	$68,309	$16,544,459
December 31, 2018
Commercial and industrial	$3,399,426	$31,996	$92,320	$66,633	$3,590,375
Commercial real estate	9,828,744	30,892	51,710	963	9,912,309
Construction	1,121,321	215	812	—	1,122,348
Total	$14,349,491	$63,103	$144,842	$67,596	$14,625,032

At September 30, 2019 and December 31, 2018, the commercial and industrial loans rated substandard and doubtful in the above table included performing TDR taxi medallion loans and non-accrual (but mostly performing to their contractual terms) taxi medallion loans, respectively.
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2019 and December 31, 2018:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
September 30, 2019
Residential mortgage	$3,756,728	$13,772	$3,770,500
Home equity	380,454	1,625	382,079
Automobile	1,436,106	207	1,436,313
Other consumer	896,422	218	896,640
Total	$6,469,710	$15,822	$6,485,532
December 31, 2018
Residential mortgage	$3,670,067	$12,917	$3,682,984
Home equity	369,184	2,156	371,340
Automobile	1,319,126	80	1,319,206
Other consumer	846,402	419	846,821
Total	$6,204,779	$15,572	$6,220,351

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of September 30, 2019 and December 31, 2018:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans	Total PCI Loans
	(in thousands)
September 30, 2019
Commercial and industrial	$628,545	$28,999	$657,544
Commercial real estate	2,221,154	22,975	2,244,129
Construction	149,870	2,650	152,520
Residential mortgage	356,413	6,418	362,831
Consumer	117,664	2,480	120,144
Total	$3,473,646	$63,522	$3,537,168
December 31, 2018
Commercial and industrial	$710,045	$30,612	$740,657
Commercial real estate	2,478,990	15,976	2,494,966
Construction	364,815	969	365,784
Residential mortgage	421,609	6,807	428,416
Consumer	158,502	1,761	160,263
Total	$4,133,961	$56,125	$4,190,086

Other real estate owned (OREO) totaled $6.4 million and $9.5 million at September 30, 2019 and December 31, 2018, respectively. OREO included foreclosed residential real estate properties totaling $1.5 million and $852 thousand at September 30, 2019 and December 31, 2018, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.7 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively.
Note 8. Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at September 30, 2019 and December 31, 2018.
The following table summarizes the allowance for credit losses at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$161,853	$151,859
Allowance for unfunded letters of credit	2,917	4,436
Total allowance for credit losses	$164,770	$156,295

The following table summarizes the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$8,757	$6,432	$20,319	$23,726
Provision for unfunded letters of credit	(57)	120	(1,519)	916
Total provision for credit losses	$8,700	$6,552	$18,800	$24,642

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$94,384	$48,978	$5,219	$6,524	$155,105
Loans charged-off	(527)	(158)	(111)	(2,191)	(2,987)
Charged-off loans recovered	330	28	3	617	978
Net (charge-offs) recoveries	(197)	(130)	(108)	(1,574)	(2,009)
Provision for loan losses	6,815	(77)	191	1,828	8,757
Ending balance	$101,002	$48,771	$5,302	$6,778	$161,853
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$74,257	$53,812	$4,624	$6,069	$138,762
Loans charged-off	(833)	—	—	(1,150)	(1,983)
Charged-off loans recovered	1,131	12	9	600	1,752
Net recoveries (charge-offs)	298	12	9	(550)	(231)
Provision for loan losses	9,442	(3,694)	286	398	6,432
Ending balance	$83,997	$50,130	$4,919	$5,917	$144,963

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(7,882)	(158)	(126)	(5,971)	(14,137)
Charged-off loans recovered	2,008	71	13	1,720	3,812
Net (charge-offs) recoveries	(5,874)	(87)	(113)	(4,251)	(10,325)
Provision for loan losses	15,920	(792)	374	4,817	20,319
Ending balance	$101,002	$48,771	$5,302	$6,778	$161,853
Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(1,606)	(348)	(167)	(3,783)	(5,904)
Charged-off loans recovered	4,057	396	269	1,563	6,285
Net recoveries (charge-offs)	2,451	48	102	(2,220)	381
Provision for loan losses	24,314	(4,872)	1,212	3,072	23,726
Ending balance	$83,997	$50,130	$4,919	$5,917	$144,963

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2019 and December 31, 2018. Loans individually evaluated for impairment represent Valley's impaired loans. Loans acquired with discounts related to credit quality represent Valley's PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$35,730	$1,287	$525	$57	$37,599
Collectively evaluated for impairment	65,272	47,484	4,777	6,721	124,254
Total	$101,002	$48,771	$5,302	$6,778	$161,853
Loans:
Individually evaluated for impairment	$110,539	$50,124	$11,656	$735	$173,054
Collectively evaluated for impairment	3,927,525	12,456,271	3,758,844	2,714,297	22,856,937
Loans acquired with discounts related to credit quality	657,544	2,396,649	362,831	120,144	3,537,168
Total	$4,695,608	$14,903,044	$4,133,331	$2,835,176	$26,567,159
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$29,684	$2,628	$600	$113	$33,025
Collectively evaluated for impairment	61,272	47,022	4,441	6,099	118,834
Total	$90,956	$49,650	$5,041	$6,212	$151,859
Loans:
Individually evaluated for impairment	$97,852	$43,598	$13,904	$1,271	$156,625
Collectively evaluated for impairment	3,492,523	10,991,059	3,669,080	2,536,096	20,688,758
Loans acquired with discounts related to credit quality	740,657	2,860,750	428,416	160,263	4,190,086
Total	$4,331,032	$13,895,407	$4,111,400	$2,697,630	$25,035,469

Note 9. Leases
Lessor Arrangements
Valley's lessor arrangements primarily consist of direct financing and sales-type leases for equipment included in the commercial and industrial loan portfolio. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
At September 30, 2019, the total net investment in direct financing and sales-type leases was $422.0 million, comprised of $420.7 million in lease receivables and $1.3 million in unguaranteed residuals. Total lease income was $5.0 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively, and $13.9 million and $10.8 million for the nine months ended September 30, 2019 and 2018, respectively.
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

In March 2019, Valley closed a sale-leaseback transaction for 26 properties, consisting of 25 branches and 1 corporate office, for an aggregate sales price of $100.5 million. As a result, Valley recorded a pre-tax net gain totaling $78.5 million during the first quarter of 2019. Additionally, Valley recorded ROU assets and lease obligations totaling $78.4 million, respectively, for the lease of the 26 properties with an expected term of 12 years. The lease was determined to be an operating lease and Valley expects to record lease costs of approximately $7.9 million within occupancy and equipment expense on a straight-line basis annually over the term of the lease.
The following table presents the components of ROU assets and lease liabilities by lease type at September 30, 2019.

September 30, 2019
(in thousands)
ROU assets:
Operating leases	$286,014
Finance leases	946
Total	$286,960
Lease liabilities:
Operating leases	$309,228
Finance leases	1,917
Total	$311,145

The following table presents the components by lease type, of total lease cost recognized in the consolidated statement of income for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Finance lease cost:
Amortization of ROU assets	$72	$218
Interest on lease liabilities	47	148
Operating lease cost	9,096	25,019
Short-term lease cost	134	268
Variable lease cost	723	2,695
Sublease income	(779)	(2,465)
Total lease cost (included in net occupancy and equipment expense)	$9,293	$25,883

The following table presents supplemental cash flow information related to leases for the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,813
Operating cash flows from finance leases	148
Financing cash flows from finance leases	365

The following table presents supplemental information related to leases at September 30, 2019:

September 30, 2019
Weighted-average remaining lease term
Operating leases	12.95 years
Finance leases	3.25 years
Weighted-average discount rate
Operating leases	3.69%
Finance leases	8.25%

The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of September 30, 2019:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2019	$34,982	$8,865	$171
2020	125,406	35,660	684
2021	107,213	35,068	684
2022	84,768	33,520	684
2023	61,462	30,124	—
Thereafter	48,374	253,421	—
Total lease payments	462,205	396,658	2,223
Less: present value discount	(40,201)	(87,430)	(306)
Total	$422,004	$309,228	$1,917

The following table presents minimum aggregate lease payments in accordance with Topic 840 at September 30, 2018:

	Gross Rents	Sublease Income	Net Rents
	(in thousands)
2018	$6,916	$556	$6,360
2019	27,781	2,196	25,585
2020	27,930	2,152	25,778
2021	27,103	2,086	25,017
2022	26,100	1,970	24,130
Thereafter	273,997	8,707	265,290
Total lease payments	$389,827	$17,667	$372,160

Net occupancy and equipment expense included lease cost of $7.9 million and $24.3 million, net of sublease income of $871 thousand and $2.7 million, for the three and nine months ended September 30, 2018, respectively.
Note 10. Goodwill and Other Intangible Assets

Goodwill totaled $1.1 billion at September 30, 2019 and December 31, 2018. There were no changes to the carrying amounts of goodwill allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley's Annual Report on Form 10-K for the year ended December 31, 2018). There was no impairment of goodwill during the three and nine months ended September 30, 2019 and 2018.

The following table summarizes other intangible assets as of September 30, 2019 and December 31, 2018:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2019
Loan servicing rights	$91,991	$(68,225)	$(64)	$23,702
Core deposits	80,470	(37,392)	—	43,078
Other	3,945	(2,575)	—	1,370
Total other intangible assets	$176,406	$(108,192)	$(64)	$68,150
December 31, 2018
Loan servicing rights	$87,354	$(63,161)	$(83)	$24,110
Core deposits	80,470	(29,136)	—	51,334
Other	3,945	(2,399)	—	1,546
Total other intangible assets	$171,769	$(94,696)	$(83)	$76,990

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

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.2 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2019 and 2018.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2019 through 2023:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2019	$1,132	$2,705	$59
2020	4,031	9,607	220
2021	3,314	8,252	206
2022	2,731	6,898	191
2023	2,252	5,544	131

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $4.7 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively, and $13.2 million and $13.6 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of September 30, 2019, 4.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Restricted Stock. Valley has awarded restricted stock to executive officers, key employees and directors of Valley, providing for the immediate award of Valley common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares. Valley did not award any shares of restricted stock during the nine months ended September 30, 2019 as compared to 1.2 million shares of time-based restricted stock awarded during the nine months ended September 30, 2018. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of grant. The average grant date fair value of the restricted stock awards granted during the nine months ended September 30, 2018 was $11.88 per share.
Restricted Stock Units (RSUs). Valley granted 868 thousand shares of time-based RSUs during the nine months ended September 30, 2019. Valley did not grant time-based restricted stock units during the nine months ended September 30, 2018. The majority of the awards have vesting periods of three years. Generally, the restrictions on such awards lapse at an annual rate of one-third of the total award commencing with the first anniversary of the date of the grant. The average grant date fair value of the RSUs granted during the nine months ended September 30, 2019 was $10.43 per share.

Valley granted 532 thousand and 446 thousand shares of performance-based RSUs to certain executive officers for the nine months ended September 30, 2019 and 2018, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to our peer group. The RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the nine months ended September 30, 2019 and 2018 was $10.43 per share and $12.35 per share, respectively.

Valley recorded total stock-based compensation expense of $3.2 million and $3.7 million for the three months ended September 30, 2019 and 2018, respectively, and $11.5 million and $15.8 million for the nine months ended September 30, 2019 and 2018, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2019, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $18.9 million and will be recognized over an average remaining vesting period of 2 years.
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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At September 30, 2019, Valley had 19 credit swaps with an aggregate notional amount of $110.9 million related to risk participation agreements.

At September 30, 2019, Valley had one "steepener" swap with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2019			December 31, 2018
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$1,941	$255,000	$—	$27	$332,000
Fair value hedge interest rate swaps	—	290	7,346	—	347	7,536
Total derivatives designated as hedging instruments	$—	$2,231	$262,346	$—	$374	$339,536
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$216,340	$57,180	$3,840,078	$48,642	$22,533	$3,390,578
Mortgage banking derivatives	695	676	254,021	337	774	105,247
Total derivatives not designated as hedging instruments	$217,035	$57,856	$4,094,099	$48,979	$23,307	$3,495,825

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at September 30, 2019 and December 31, 2018.

Gains (Losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(453)	$(660)	$(1,126)	$(2,977)
Amount of gain (loss) recognized in other comprehensive income (loss)	108	310	(1,404)	3,698

The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.2 million and $4.0 million at September 30, 2019 and December 31, 2018, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $2.7 million will be reclassified as an increase to interest expense over the next 12 months.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Derivative - interest rate swaps:
Interest income	$48	$73	$121	$292
Hedged item - loans:
Interest income	$(48)	$(73)	$(121)	$(292)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $13.9 million and $4.0 million for the three months ended September 30, 2019 and 2018, respectively, and $23.4 million and $11.7 million for the nine months ended September 30, 2019 and 2018, respectively, and was included in other non-interest income.
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at September 30, 2019 and December 31, 2018.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in thousands)
Loans	$7,636	$7,882	$290	$346

The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Non-designated hedge interest rate derivatives
Other non-interest expense	$(468)	$(8)	$(1,225)	$440

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2019, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $24.3 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
Note 13. Balance Sheet Offsetting
Certain financial instruments, including derivatives (consisting of interest rate swaps and caps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
September 30, 2019
Assets:
Interest rate swaps	$216,340	$—	$216,340	$(14,579)	$—		$201,761
Liabilities:
Interest rate swaps	$59,411	$—	$59,411	$(14,579)	$(23,737)	(1)	$21,095
Repurchase agreements	350,000	—	350,000	—	(350,000)	(2)	—
Total	$409,411	$—	$409,411	$(14,579)	$(373,737)		$21,095
December 31, 2018
Assets:
Interest rate swaps and caps	$48,642	$—	$48,642	$(1,214)	$—		$47,428
Liabilities:
Interest rate swaps and caps	$22,907	$—	$22,907	$(1,214)	$(1,852)	(1)	$19,841
Repurchase agreements	150,000	—	150,000	—	(150,000)	(2)	—
Total	$172,907	$—	$172,907	$(1,214)	$(151,852)		$19,841

(1)	Represents the amount of collateral posted with derivative counterparties that offsets net liability positions.

(2)	Represents the fair value of non-cash pledged investment securities.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$26,352	$36,961
Other tax credit investments, net	50,174	68,052
Total tax credit investments, net	$76,526	$105,013
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,556	$4,520
Unfunded other tax credit commitments	4,911	8,756
Total unfunded tax credit commitments	$6,467	$13,276

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,666	$1,761	$5,087	$5,011
Other tax credit investment credits and tax benefits	1,902	5,817	6,863	16,982
Total reduction in income tax expense	$3,568	$7,578	$11,950	$21,993
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$530	$708	$1,796	$1,375
Affordable housing tax credit investment impairment losses	857	558	2,381	1,660
Other tax credit investment losses	1,093	1,103	4,589	2,893
Other tax credit investment impairment losses	1,905	3,043	7,655	9,228
Total amortization of tax credit investments recorded in non-interest expense	$4,385	$5,412	$16,421	$15,156

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

On a quarterly basis, Valley obtains financial reporting on its underlying tax credit investment assets for each fund from the fund manager who is independent of us and the Fund Sponsor. The financial reporting is reviewed for deterioration in the financial condition of the fund, the level of cash flows and any significant losses or impairment charges. Valley also regularly reviews the condition and continuing prospects of the underlying operations of the investment with the fund manager, including any observations from site visits and communications with the fund sponsor, if available. Annually, Valley obtains the audited financial statements prepared by an independent accounting firm for each investment, as well as the annual tax returns. Generally, none of the aforementioned review factors are individually conclusive and the relative importance of each factor will vary based on facts and circumstances. However, the longer the expected period of recovery, the stronger and more objective the positive evidence needs to be in order to overcome the presumption that the impairment is other than temporary. If management determines that a decline in value is other than temporary per its quarterly and annual reviews, including current probable cash flow projections, the applicable tax credit investment is written down to its estimated fair value through an impairment charge to earnings, which establishes the new cost basis of the investment.

The aggregate unamortized investment related to three federal renewable energy tax credit funds sponsored by DC Solar represented approximately $2.4 million (or approximately $800 thousand for each fund) of the $68.1 million of net other tax credit investments reported as of December 31, 2018. These funds are disclosed in detail in Note 15. During the first quarter of 2019, Valley determined that future cash flows related to the remaining investments in all three funds were not probable based upon new information available, including the sponsor’s bankruptcy proceedings which were reclassified to Chapter 7 from Chapter 11 in late March 2019. As a result, we recognized an other-than-temporary impairment charge for the entire aggregate unamortized investment of $2.4 million during the first quarter, which is included within amortization of tax credit investments for the nine months ended September 30, 2019.
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

Given the circumstances at this time, including the aforementioned IRS challenge of the appraisals of similar units used by an unrelated fund investor, and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, Valley currently expects a partial loss and tax benefit recapture. As a result of this quarterly assessment, our net income for the three and nine months ended September 30, 2019 includes an increase to our provision for income taxes of $133 thousand and $12.5 million, respectively, reflecting the reserve for uncertain tax liability positions (shown in the table below) related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. Valley can provide no assurance that it will not recognize additional tax provisions related to this uncertain tax liability as management learns and analyzes additional facts and information, or that Valley will not ultimately incur a complete loss on the related tax positions, which is currently estimated to be $29.8 million (inclusive of tax provisions totaling $12.5 million for the nine months ended September 30, 2019).
A reconciliation of Valley’s gross unrecognized tax benefits at September 30, 2019 and 2018 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Beginning balance	$12,323	$4,238	$—	$4,238
Additions based on tax positions related to current year	133	—	12,456	—
Ending balance	$12,456	$4,238	$12,456	$4,238

The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Accrued interest associated with uncertain tax positions totaled approximately $2.3 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively.
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018, include, but are not limited to:

•	failure to obtain shareholder approval for the acquisition of Oritani Financial Corp. or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe;

•	the inability to realize expected cost savings and synergies from the Oritani merger in amounts or in the timeframe anticipated;

•	costs or difficulties relating to Oritani integration matters might be greater than expected;

•	material adverse changes in Valley’s or Oritani’s operations or earnings;

•	the inability to retain customers and qualified employees of Oritani;

•	the inability to repay $635 million of higher cost FHLB borrowings in conjunction with the Oritani merger;

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

•
damage verdicts or settlements or restrictions related to existing or potential litigations arising from claims of violations of laws or regulations brought as class actions, breach of fiduciary responsibility, negligence, fraud, contractual claims, environmental laws, patent or trademark infringement, employment related claims, and other matters;

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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At September 30, 2019, we identified our policies on the allowance for loan losses, purchased credit-impaired loans, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2018.
New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At September 30, 2019, Valley had consolidated total assets of approximately $33.8 billion, total net loans of $26.4 billion, total deposits of $25.5 billion and total shareholders’ equity of $3.6 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 217 branch network, 56 percent, 18 percent, 19 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions, including our acquisition of USAmeriBancorp, Inc. ("USAB") on January 1, 2018.

Oritani Financial Corp. Merger. In June 2019, Valley announced that it will acquire Oritani Financial Corp. (“Oritani”) and its principal subsidiary, Oritani Bank, headquartered in Washington Township, New Jersey. Oritani has approximately $4.0 billion in assets, $3.4 billion in loans, $2.9 billion in deposits, and maintains a branch network of 26 offices in New Jersey. The merger will double Valley's market share in demographically attractive Bergen County and enhance its presence in Hudson County.

The common shareholders of Oritani will receive 1.60 shares of Valley common stock for each Oritani share they own. The transaction is valued at an estimated $740 million, based on Valley’s closing stock price on June 25, 2019. The transaction is expected to close in the fourth quarter of 2019. Valley has received all the requisite regulatory approvals to complete the merger. The merger remains subject to other customary closing conditions, including the approval by the shareholders of both Valley and Oritani at their respective special meetings to be held on November 14, 2019.

We currently plan to consolidate nine branches, consisting of six Oritani branches and three legacy Valley branches, upon completion of our subsequent systems conversion for the Oritani operations. We do not expect these branch closings to impact the timing of the planned closures discussed in the "Branch Transformation" section below.

Branch Transformation. As previously disclosed, Valley has embarked on a strategy to overhaul its retail network. Approximately one year ago, we established the foundation of what the transformation of our branch network would look like in coming years. At that time, we identified 74 branches that did not meet certain internal performance measures, including 20 branches that were closed and consolidated by the end of the first quarter of 2019. For the remaining 54 branches, we implemented tailored action plans focused on improving profitability and deposit levels, as well as upgrades in staffing and training, within a defined timeline.

At September 30, 2019, the majority of the 54 branches have seen measurable success in terms of relative cost of deposits, deposit mix and overall balance growth. However, some locations have not met our established performance targets. As such, we currently expect to close approximately 10 branches by the end of the second quarter of 2020.

For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform.

Sale Leaseback. During March 2019, Valley closed a sale-leaseback transaction for 26 properties resulting in a pre-tax gain of $78.5 million for the first quarter of 2019.

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

Given the circumstances that we are aware of at this time and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, we currently expect a partial loss and tax benefit recapture. As a result of this quarterly assessment, our net income for the three and nine months ended September 30, 2019 includes an increase to our provision for income taxes of $133 thousand and $12.5 million, respectively, reflecting the reserve for uncertain tax liability positions related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. During the first quarter of 2019, we also recognized a full write down of the related unamortized investments totaling $2.4 million

(previously presented in other assets) due to other than temporary impairment losses. We can provide no assurance that we will not recognize additional tax provisions related to this uncertain tax liability as we learn and analyze additional facts and information, or that we will not ultimately incur a complete loss on the related tax positions, which is currently estimated to be $29.8 million (inclusive of the $12.5 million provision during the nine months ended September 30, 2019). See Notes 14 and 15 to the consolidated financial statements for additional information related to our tax credit investments and reserves for uncertain tax liability positions.
Quarterly Results. Net income for the third quarter of 2019 was $81.9 million, or $0.24 per diluted common share, compared to $69.6 million, or $0.20 per diluted common share, for the third quarter of 2018. The $12.3 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $12.1 million increase in non-interest income mainly due to higher swap fee income from commercial loan customer transactions and increased net gains on the sale of residential mortgage loans, (ii) a $3.8 million increase in our net interest income mostly due to higher average loan balances driven by strong organic loan growth over the last 12 months and higher loan yield, (iii) a $5.8 million decrease in non-interest expense due, in part, to decreases in the FDIC insurance assessment, salaries and employee benefits and amortization of tax credit investments, partially offset by (iv) a $7.3 million increase in income tax expense largely due to higher pre-tax income and (v) a $2.1 million increase in our provision for credit losses. See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense", and "Income Taxes" sections below for more details on the items above impacting our third quarter 2019 results, as well as other items discussed elsewhere in this MD&A.
Operating Environment. During 2018, the Federal Reserve gradually increased the target range for the federal funds rate. As a result, the target range increased from 1.25 percent to 1.50 percent as of January 1, 2018 to 2.25 percent to 2.50 percent at December 31, 2018. The Federal Reserve elected to cut the target range for the federal funds rate by 0.25 percent at their Federal Open Market Committee meetings held in both July 2019 and September 2019. On October 30, 2019, the Federal Reserve cut interest rates by 0.25 percent again, resulting in a current target range for the federal funds rate of 1.50 to 1.75 percent. The Federal Reserve Chairman Jerome H. Powell indicated that the recent cut was made to help keep the U.S. economy strong in the face of global developments and to provide some insurance against ongoing risks. These and other comments by the Federal Reserve Chairman appear to signal that the Federal Reserve will pause and assess incoming date before it considers lowering borrowing costs again.

The 10-year U.S. Treasury note yield ended the third quarter at 1.68 percent, 32 basis points lower compared with June 30, 2019. The spread between the 2- and 10-year U.S. Treasury note yields ended the third quarter of 2019 at 0.05 percent, 20 basis points lower compared to the end of the second quarter of 2019 and 19 basis points lower compared to September 30, 2018.

For all U.S. commercial banks, loans and leases grew approximately 2.4 percent on an annual basis in the third quarter of 2019 compared to the previous quarter. For the industry, fewer banks reported waning demand for commercial and industrial loan products to large and middle market firms compared to the previous quarter. Similarly, demand remained weak for most commercial real estate loans secured by nonfarm nonresidential structures during the quarter. Alternatively, a small number of banks reported demand for multifamily loans had increased, the first such reading in several quarters. Valley continued to see strong demand for commercial real estate and commercial and industrial loans across its geographies in the third quarter of 2019. However, should demand weaken for commercial loans and competition for deposits increase further in Valley's markets, these factors, along with the potential for a prolonged flat yield curve environment, may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
Loans. Loans increased $765.0 million, or 11.9 percent on an annualized basis to approximately $26.6 billion at September 30, 2019 from June 30, 2019. The increase was mainly due to continued strong quarter over quarter organic growth in commercial real estate and commercial and industrial loans, as well as stronger automobile loan volumes during the third quarter of 2019. During the third quarter of 2019, we originated $139 million of residential mortgage loans for sale rather than held for investment and sold approximately $87 million of pre-existing loans from our residential mortgage loan portfolio. Residential mortgage loans held for sale totaled $41.6 million and $36.6 million at September 30, 2019 and June 30, 2019, respectively.

For the full year of 2019, we established a goal to grow our overall loan portfolio in the range of 6 to 8 percent. We have maintained this guidance in the early stages of the fourth quarter of 2019 given our current loan pipeline and market conditions. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans discussed further below exclude PCI loans. Under U.S. GAAP, PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. Our PCI loan portfolio totaled $3.5 billion, or 13.3 percent, of our total loan portfolio at September 30, 2019.
Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and non-accrual debt securities increased $4.0 million to $110.7 million at September 30, 2019 as compared to June 30, 2019 mainly due to an increase of $4.5 million in non-accrual loans during the third quarter of 2019. Non-accrual loans increased due, in part, to a $3.9 million commercial real estate loan at September 30, 2019 previously reported in loans past due 30 to 59 days at June 30, 2019. The $3.9 million non-accrual loan had no related reserves within the allowance for loan losses based upon the adequacy of the collateral valuation at September 30, 2019. Non-accrual loans represented 0.38 percent of total loans at September 30, 2019 as compared to 0.37 percent at June 30, 2019.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $21.4 million to $88.5 million, or 0.33 percent of total loans, at September 30, 2019 as compared to $67.0 million, or 0.26 percent of total loans, at June 30, 2019. The higher level of accruing past due loans at September 30, 2019 was largely caused by a few large matured performing commercial real estate and construction loans in the normal process of renewal. While we are required to report these matured performing loans as accruing past due loans, we believe the loans are well-secured, in the process of collection and do not represent a material negative trend in our credit quality at September 30, 2019.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, management cannot provide assurance that our non-performing assets will not increase from the levels reported as of September 30, 2019. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. Our mix of the deposit categories of total average deposits for the third quarter of 2019 remained relatively unchanged as compared to the second quarter of 2019 with a continued moderate shift to time deposits. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 26 percent, 44 percent and 30 percent of total deposits as of September 30, 2019, respectively. Overall, average deposits totaled $24.8 billion for the third quarter of 2019 and increased by $137.1 million as compared to the second quarter of 2019. The increase in average deposit balances was largely due to increases of $335.9 million and $29.2 million in time deposits and non-interest bearing deposits, respectively, partially offset by a decrease in money market deposits during the third quarter of 2019. The increase in the average time deposits and decrease in money market deposits was largely due to increased use of brokered time deposits and a decline in the use of brokered money market deposits, respectively, during the third quarter due to normal liquidity management and changes in market interest rates and availability of such instruments.
Actual ending balances for deposits increased $772.2 million to approximately $25.5 billion at September 30, 2019 from June 30, 2019 largely due to a $534.0 million increase in time deposits. Savings, NOW and money market deposits and non-interest bearing deposits also increased by $186.7 million and $51.5 million at September 30, 2019 from June 30, 2019, respectively. Time deposits primarily increased due to the greater use of short-term brokered certificates of deposit with interest rates comparable or favorable to similar duration wholesale borrowings available from other funding sources, such as the FHLB, in the third quarter of 2019. Total brokered deposits (consisting of both time and money market deposit accounts) were $3.7 billion at September 30, 2019 as compared to $3.2 billion at June 30, 2019.
Average short-term borrowings decreased $114.8 million to $2.3 billion for the third quarter of 2019 as compared to the second quarter of 2019 largely due to the maturity and repayment of short-term FHLB borrowings. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased by $536.4 million to $2.1 billion for the third quarter of 2019 as compared to the second quarter of 2019 mainly due to higher long-term FHLB borrowings and long-term institutional repos balances.
Actual ending balances for short-term borrowings decreased $562.4 million at September 30, 2019 as compared to June 30, 2019 largely due to the maturity and repayment of $695 million of FHLB borrowings that were mostly funded by a mix of new brokered time deposits, long-term FHLB borrowings and long-term institutional repos. As a result, long-term borrowings increased $450.5 million to $2.3 billion at September 30, 2019 as compared to June 30, 2019.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average assets	0.98%	0.91%	1.10%	0.82%
Return on average assets, as adjusted	1.00	0.96	0.96	0.94

Return on average shareholders’ equity	9.26	8.41	10.44	7.46
Return on average shareholders’ equity, as adjusted	9.40	8.84	9.10	8.50

Return on average tangible shareholders’ equity (ROATE)	13.75	12.96	15.65	11.54
ROATE, as adjusted	13.96	13.61	13.65	13.14

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

Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income, as reported	$81,891	$69,559	$271,689	$184,326
Add: Net impairment losses on securities (net of tax)	—	—	2,078	—
Add: Losses on securities transactions (net of tax)	67	56	82	630
Add: Severance expense (net of tax) (1)	—	—	3,433	—
Add: Tax credit investment impairment (net of tax) (2)	—	—	1,757	—
Add: Branch related asset impairment (net of tax) (3)	—	1,304	—	1,304
Add: Legal expenses (litigation reserve impact only, net of tax)	—	1,206	—	8,726
Add: Merger related expenses (net of tax) (4)	1,043	935	1,068	12,949
Add: Income Tax Expense (5)	133	—	12,456	2,000
Less: Gain on sale-leaseback transaction (net of tax) (6)	—	—	(55,707)	—
Net income, as adjusted	$83,134	$73,060	$236,856	$209,935

(1)    Severance expense is included in salary and employee benefits expense.
(2)    Impairment is included in the amortization of tax credit investments.
(3)    Branch related asset impairment is included in net losses on sales of assets within non-interest income.

(4)	Merger related expenses are primarily within professional and legal fees in 2019 and salary and employee benefits and other expense in 2018.

(5)	Income tax expense related to reserves for uncertain tax positions in 2019 and a USAB acquisition charge in 2018.

(6)	The gain on sale leaseback transactions is included in net gains on the sales of assets within other non-interest income.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net income, as adjusted	$83,134	$73,060	$236,856	$209,935
Average assets	$33,419,137	$30,493,175	$32,811,565	$29,858,764
Annualized return on average assets, as adjusted	1.00%	0.96%	0.96%	0.94%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net income, as adjusted	$83,134	$73,060	$236,856	$209,935
Average shareholders' equity	$3,536,528	$3,307,690	$3,471,432	$3,292,439
Annualized return on average shareholders' equity, as adjusted	9.40%	8.84%	9.10%	8.50%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net income	$81,891	$69,559	$271,689	$184,326
Net income, as adjusted	$83,134	$73,060	$236,856	$209,935
Average shareholders’ equity	$3,536,528	$3,307,690	$3,471,432	$3,292,439
Less: Average goodwill and other intangible assets	1,154,462	1,161,167	1,157,203	1,162,980
Average tangible shareholders’ equity	$2,382,066	$2,146,523	$2,314,229	$2,129,459
Annualized ROATE	13.75%	12.96%	15.65%	11.54%
Annualized ROATE, as adjusted	13.96%	13.61%	13.65%	13.14%

In addition to the items used to calculate net income, as adjusted, in the tables above, our net income is, from time to time, impacted by fluctuations in the level of net gains on sales of loans and swap fees recognized from commercial loan customer transactions. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale, bulk loan portfolio sales and commercial loan customer demand for certain products. See the “Non-Interest Income" section below for more details.

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley.

Net interest income on a tax equivalent basis totaling $221.7 million for the third quarter of 2019 increased $3.6 million as compared to the third quarter of 2018 and increased $355 thousand as compared to the second quarter of 2019. The increase as compared to the second quarter of 2019 was largely due to higher average loan balances and lower costs of interest-bearing liabilities, partly offset by lower yielding loans. Interest income on a tax equivalent basis increased $1.5 million to $330.4 million for the third quarter of 2019 as compared to the second quarter of 2019 mainly due to a $584.3 million increase in average loans. Interest expense of $108.6 million for the third quarter of 2019 increased $1.1 million as compared to the second quarter of 2019 largely due to higher average balances for long-term borrowings and time deposits, partially offset by the overall lower cost of funds.

Average interest earning assets increased $2.5 billion to $30.5 billion for the third quarter of 2019 as compared to the third quarter of 2018 due to strong organic loan growth over the last 12-month period. Compared to the second quarter of 2019, average interest earning assets increased by $617.2 million from $29.9 billion due to continued organic loan growth during the third quarter of 2019 and higher average overnight funds mostly due to fluctuations in the timing of loan and investment activity, partially offset by a moderate decrease in the investment securities portfolio. Average loans increased $584.3 million to $26.1 billion for the third quarter of 2019 from the second quarter of 2019 mainly due to the strong loan growth within the commercial and industrial, commercial real estate and automobile loan portfolios.

Average interest bearing liabilities increased $2.1 billion to $22.9 billion for the third quarter of 2019 as compared to the third quarter of 2018 mainly due to both retail and brokered time deposit growth, partly caused by our increased use of brokered CDs as a cost effective alternative to shorter term FHLB borrowings in our funding and liquidity strategy. Compared to the second quarter of 2019, average interest bearing liabilities increased by $529.6 million in the third quarter of 2019. Increases in both average deposits and long-term borrowings were partially offset by a decrease in average short-term borrowings caused by the maturity of short-term FHLB borrowings during the third quarter of 2019. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 2.91 percent for the third quarter of 2019 decreased by 21 basis points and 5 basis points from 3.12 percent and 2.96 percent for the third quarter of 2018 and second quarter of 2019, respectively. The yield on average interest earning assets decreased by 7 basis points on a linked quarter basis mostly due to a decrease in the yield on loans. The yield on average loans decreased by 8 basis points to 4.57 percent for the third quarter of 2019 as compared to the second quarter of 2019 partly due to repayment of higher yielding loans and a decline in accretable yield on PCI loans in the third quarter of 2019. The overall cost of average interest bearing liabilities decreased 3 basis points to 1.90 percent for the third quarter of 2019 as compared to the linked second quarter of 2019 due to lower interest rates on certain deposits and borrowings repricing during the third quarter. Our cost of total average deposits was 1.27 percent for the third quarter of 2019 and remained unchanged as compared to the second quarter of 2019.

Looking forward, we expect the interest rate pressures on the level of our net interest margin to remain during the fourth quarter of 2019 due, in part, to lower market interest rates on new and renewed loan originations and a prolonged flat yield curve environment. However, continued repricing of stated maturity deposits and other borrowings over the next 12-month period should largely mitigate the expected lower loan yields. Based upon our most recent projection, we anticipate net interest income growth will equal approximately 3.5 to 4.5 percent for the full year of 2019 as compared to 2018.

The following table reflects the components of net interest income for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$26,136,745	$298,384	4.57%	$25,552,415	$296,934	4.65%	$23,659,190	$265,871	4.50%
Taxable investments (3)	3,411,330	24,972	2.93	3,453,676	25,284	2.93	3,399,910	25,343	2.98
Tax-exempt investments (1)(3)	632,709	5,341	3.38	658,727	5,514	3.35	730,711	6,358	3.48
Interest bearing deposits with banks	313,785	1,686	2.15	212,566	1,168	2.20	181,901	805	1.77
Total interest earning assets	30,494,569	330,383	4.33	29,877,384	328,900	4.40	27,971,712	298,377	4.27
Allowance for loan losses	(157,176)			(156,747)			(141,400)
Cash and due from banks	267,331			265,015			289,829
Other assets	2,812,665			2,744,661			2,428,322
Unrealized (losses) gains on securities available for sale, net	1,748			(23,169)			(55,288)
Total assets	$33,419,137			$32,707,144			$30,493,175
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,065,959	$35,944	1.30%	$11,293,885	$38,020	1.35%	$11,032,866	$28,775	1.04%
Time deposits	7,383,202	42,848	2.32	7,047,319	40,331	2.29	4,967,691	20,109	1.62
Total interest bearing deposits	18,449,161	78,792	1.71	18,341,204	78,351	1.71	16,000,557	48,884	1.22
Short-term borrowings	2,265,528	12,953	2.29	2,380,294	14,860	2.50	2,766,398	15,193	2.20
Long-term borrowings (4)	2,143,432	16,891	3.15	1,607,046	14,297	3.56	1,991,294	16,164	3.25
Total interest bearing liabilities	22,858,121	108,636	1.90	22,328,544	107,508	1.93	20,758,249	80,241	1.55
Non-interest bearing deposits	6,387,188			6,358,034			6,222,646
Other liabilities	637,300			539,047			204,590
Shareholders’ equity	3,536,528			3,481,519			3,307,690
Total liabilities and shareholders’ equity	$33,419,137			$32,707,144			$30,493,175
Net interest income/interest rate spread (5)		$221,747	2.43%		$221,392	2.47%		$218,136	2.72%
Tax equivalent adjustment		(1,122)			(1,158)			(1,336)
Net interest income, as reported		$220,625			$220,234			$216,800
Net interest margin (6)			2.89%			2.95%			3.10%
Tax equivalent effect			0.02%			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.91%			2.96%			3.12%

The following table reflects the components of net interest income for the nine months ended September 30, 2019 and 2018:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$25,651,195	$883,595	4.59%	$22,939,106	$751,149	4.37%
Taxable investments (3)	3,418,614	76,306	2.98	3,413,492	74,555	2.91
Tax-exempt investments (1)(3)	660,162	16,936	3.42	740,832	20,738	3.73
Interest bearing deposits with banks	251,728	3,947	2.09	237,535	2,570	1.44
Total interest earning assets	29,981,699	980,784	4.36	27,330,965	849,012	4.14
Allowance for loan losses	(155,643)			(133,299)
Cash and due from banks	273,191			274,638
Other assets	2,734,304			2,426,795
Unrealized (losses) gains on securities available for sale, net	(21,986)			(40,335)
Total assets	$32,811,565			$29,858,764
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,268,852	$110,247	1.30%	$11,061,781	$75,848	0.91%
Time deposits	7,215,745	121,350	2.24	4,755,539	51,360	1.44
Total interest bearing deposits	18,484,597	231,597	1.67	15,817,320	127,208	1.07
Short-term borrowings	2,220,014	40,362	2.42	2,144,854	31,838	1.98
Long-term borrowings (4)	1,807,503	45,761	3.38	2,234,373	50,458	3.01
Total interest bearing liabilities	22,512,114	317,720	1.88	20,196,547	209,504	1.38
Non-interest bearing deposits	6,288,382			6,167,869
Other liabilities	539,637			201,909
Shareholders’ equity	3,471,432			3,292,439
Total liabilities and shareholders’ equity	$32,811,565			$29,858,764
Net interest income/interest rate spread (5)		$663,064	2.48%		$639,508	2.76%
Tax equivalent adjustment		(3,557)			(4,358)
Net interest income, as reported		$659,507			$635,150
Net interest margin (6)			2.93%			3.10%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.95%			3.12%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2019 Compared to September 30, 2018			Nine Months Ended September 30, 2019 Compared to September 30, 2018
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$28,226	$4,287	$32,513	$92,014	$40,432	$132,446
Taxable investments	85	(456)	(371)	112	1,639	1,751
Tax-exempt investments*	(832)	(185)	(1,017)	(2,151)	(1,651)	(3,802)
Interest bearing deposits with banks	680	201	881	162	1,215	1,377
Total increase in interest income	28,159	3,847	32,006	90,137	41,635	131,772
Interest Expense:
Savings, NOW and money market deposits	87	7,082	7,169	1,445	32,954	34,399
Time deposits	12,019	10,720	22,739	33,698	36,292	69,990
Short-term borrowings	(2,843)	603	(2,240)	1,149	7,375	8,524
Long-term borrowings and junior subordinated debentures	1,209	(482)	727	(10,354)	5,657	(4,697)
Total increase in interest expense	10,472	17,923	28,395	25,938	82,278	108,216
Total increase in net interest income	$17,687	$(14,076)	$3,611	$64,199	$(40,643)	$23,556

*	Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate for 2019 and 2018.

Non-Interest Income

Non-interest income increased $12.1 million and $77.1 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. The following table presents the components of non-interest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Trust and investment services	$3,296	$3,143	$9,296	$9,635
Insurance commissions	2,748	3,646	7,922	11,493
Service charges on deposit accounts	5,904	6,597	17,634	20,529
Losses on securities transactions, net	(93)	(79)	(114)	(880)
Other-than-temporary impairment losses on securities	—	—	(2,928)	—
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses on securities recognized in earnings	—	—	(2,928)	—
Fees from loan servicing	2,463	2,573	7,260	6,841
Gains on sales of loans, net	5,194	3,748	13,700	18,143
(Losses) gains on sales of assets, net	(159)	(1,899)	76,997	(2,121)
Bank owned life insurance	2,687	2,545	6,779	6,960
Other	19,110	8,764	39,880	28,758
Total non-interest income	$41,150	$29,038	$176,426	$99,358

Insurance commissions decreased $898 thousand and $3.6 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts decreased $2.9 million for the nine months ended September 30, 2019 as compared to the same period of 2018 mostly due to lower checking and ATM fees.

Other-than-temporary impairment losses on securities for the nine months ended September 30, 2019 relates to one special revenue bond in default of its contractual payments. See the “Investment Securities Portfolio” section of this MD&A and Note 6 to the consolidated financial statements for further details on our investment securities impairment analysis.

Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. Net gains on sales of loans increased $1.4 million and decreased $4.4 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018, largely due to fluctuations in volume of residential mortgage loan sales. During the third quarter of 2019, we sold $221 million of residential mortgage loans as compared to $177 million sold during the third quarter of 2018, including $87 million and $26 million of pre-existing loans sold from our residential mortgage loan portfolio, respectively. During the nine months ended September 30, 2019, we sold $637 million of residential mortgage loans as compared to $870 million for the same period one year ago. In addition, the net gains on sales of loans for the nine months ended September 30, 2019 included a gain of $1.1 million on the sale of our retail credit card portfolio totaling approximately $6.2 million in loans. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Net gains on sales of assets increased $79.1 million for the nine months ended September 30, 2019 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter of 2019.

Other non-interest income increased $10.3 million and $11.1 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018. The increases were mostly due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $13.9 million and $23.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $4.1 million and $11.8 million for the three and nine months ended September 30, 2018, respectively.
Non-Interest Expense

Non-interest expense decreased $5.8 million and $39.9 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Salary and employee benefits expense	$77,271	$80,778	$236,559	$253,014
Net occupancy and equipment expense	29,203	26,295	86,789	81,120
FDIC insurance assessment	5,098	7,421	16,150	20,963
Amortization of other intangible assets	4,694	4,697	13,175	13,607
Professional and legal fees	5,870	6,638	15,286	29,022
Amortization of tax credit investments	4,385	5,412	16,421	15,156
Telecommunications expense	2,698	3,327	7,317	9,936
Other	16,658	17,113	43,712	52,531
Total non-interest expense	$145,877	$151,681	$435,409	$475,349

Salary and employee benefits expense decreased $3.5 million and $16.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018 partially due to lower headcount caused by our recent branch transformation and other operational improvements. The decrease for the nine months ended September 30, 2019 was also due to $9.6 million of change in control, severance and retention expenses related to the USAB acquisition recognized in the first quarter of 2018, partially offset by non-merger related severance expense of $4.8 million for the first quarter of 2019.

Net occupancy and equipment increased $2.9 million and $5.7 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018. The increase was mostly due to higher rental expense resulting from the sale leaseback transaction for 26 locations closed during the first quarter of 2019 and higher repair and equipment expense.

The FDIC insurance assessment decreased $2.3 million and $4.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018 largely due to the FDIC's termination of the large bank surcharge portion of our quarterly assessment effective September 30, 2018.

Professional and legal fees decreased $13.7 million for the nine months ended September 30, 2019 as compared to the same period of 2018 mainly caused by a $12.2 million litigation reserve charge recognized in 2018. Professional and legal fees included merger expenses of approximately $1.4 million related to the pending Oritani acquisition and $828 thousand of merger expense related to the USAB acquisition for the nine months ended September 30, 2019 and 2018, respectively.

Amortization of tax credit investments decreased $1.0 million and increased $1.3 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018. The third quarter decrease was largely due to normal differences in the timing and amount of such investments and recognition of the related tax credits. The increase for the nine months of 2019 was primarily due to a $2.4 million other-than-temporary impairment charge related to investments in three federal renewable energy tax credit funds. See Note 14 to the consolidated financial statements for more details. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate.

Telecommunications expense decreased $2.6 million for the nine months ended September 30, 2019 as compared to the same period of 2018 partly due to branch reductions and other operating efficiencies.

Other non-interest expense decreased $8.8 million for the nine months ended September 30, 2019 as compared to the same period of 2018. The decrease was due, in part, to $2.2 million of USAB merger related charges recognized during the first quarter of 2018 and a $1.6 million increase in net gains on sale of OREO properties during the nine months ended September 30, 2019. In addition, several significant components of other expense declined as compared to the same period of 2018 partly due to the integration of USAB's operations completed in the second quarter of 2018, branch closures and other cost reduction initiatives.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Total non-interest expense	$145,877	$151,681	$435,409	$475,349
Less: Severance expense (pre-tax)	—	—	4,838	—
Less: Amortization of tax credit investments (pre-tax)	4,385	5,412	16,421	15,156
Less: Legal expenses (litigation reserve impact only, pre-tax)	—	1,684	—	12,184
Less: Merger related expenses (pre-tax)	1,434	1,304	1,469	18,080
Total non-interest expense, adjusted	$140,058	$143,281	$412,681	$429,929

Net interest income	$220,625	$216,800	$659,507	$635,150
Total non-interest income	41,150	29,038	176,426	99,358
Less: Gain on sale-leaseback transaction (pre-tax)	—	—	78,505	—
Add: Losses on securities transactions, net (pre-tax)	93	79	114	880
Add: Net impairment losses on securities (pre-tax)	—	—	2,928	—
Add: Branch related asset impairment (pre-tax)	—	1,821	—	1,821
Total net interest income and non-interest income	$261,868	$247,738	$760,470	$737,209
Efficiency ratio	55.73%	61.70%	52.09%	64.72%
Efficiency ratio, adjusted	53.48%	57.84%	54.27%	58.32%

Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we seek to achieve an adjusted efficiency ratio (as shown in the table above) below 55 percent for 2019. However, we can provide no assurance that our adjusted efficiency ratio will meet our target or remain at the level reported for the fourth quarter of 2019.

Income Taxes

Income tax expense totaled $25.3 million for the third quarter of 2019 as compared to $27.5 million and $18.0 million for the second quarter of 2019 and third quarter of 2018, respectively. Our effective tax rate was 23.6 percent, 26.5 percent, and 20.6 percent for the third quarter of 2019, second quarter of 2019, and third quarter of 2018, respectively. The decline in the effective tax rate from the second quarter of 2019 was mostly due to reduced state tax expense, while the increase from the third quarter of 2018 was partly caused by a change in the State of New Jersey tax laws effective July 1, 2018 and higher tax credits benefiting the third quarter of 2018.

Our uncertain tax liabilities totaled $12.5 million at September 30, 2019 and relate to renewable energy tax credits and other tax benefits previously recognized from investments in the DC Solar funds. See additional information regarding our uncertain tax liability positions at Note 15 of the consolidated financial statements.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the fourth quarter of 2019, we currently estimate that our effective tax rate will range from 24 percent to 26 percent.
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

The following tables present the financial data for each business segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,858,216	$19,278,529	$4,357,824	$—	$30,494,569
Income (loss) before income taxes	18,300	91,629	6,781	(9,512)	107,198
Annualized return on average interest earning assets (before tax)	1.07%	1.90%	0.62%	N/A	1.41%

	Three Months Ended September 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,264,778	$17,394,412	$4,312,522	$—	$27,971,712
Income (loss) before income taxes	12,684	80,768	9,732	(15,579)	87,605
Annualized return on average interest earning assets (before tax)	0.81%	1.86%	0.90%	N/A	1.25%
Consumer Lending

This segment, representing approximately 26.2 percent of our loan portfolio at September 30, 2019, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 15.5 percent of our loan portfolio at September 30, 2019) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 5.4 percent of total loans at September 30, 2019) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $593.4 million to $6.9 billion for the three months ended September 30, 2019 as compared to the third quarter of 2018. The increase was largely due to loan growth from new and refinanced residential mortgage loan originations, including a higher level of non-conforming jumbo mortgages held for investment over the last 12 month period, as well as solid demand for both automobile loans and collateralized personal lines of credit.

Income before income taxes generated by the consumer lending segment increased $5.6 million to $18.3 million for the third quarter of 2019 as compared to the third quarter of 2018. Net interest income increased $2.6 million and was mainly driven by the increase in average loans, partially offset by higher funding costs. Non-interest expense decreased $4.2 million for the third quarter of 2019 as compared to the same quarter of 2018 partly due to lower residential mortgage loan commission rates paid in 2019. The positive impact of the aforementioned items was partially offset by a $1.3 million increase in the provision for loan losses for the third quarter of 2019 as compared to the third quarter of 2018 mainly driven by the strong loan growth.

The net interest margin on the consumer lending portfolio decreased 8 basis points to 2.61 percent for the third quarter of 2019 as compared to the third quarter of 2018, mainly due to a 28 basis point increase in the costs associated with our funding sources, partially offset by a 20 basis point increase in the yield on average loans. Despite a decline in short-term interest rates during third quarter of 2019 as compared to the second quarter of 2019 caused by monetary policy actions at the Federal Reserve, our cost of funds increased from one year ago mainly due to the Federal Reserve's gradual increase in short-term interest rates during 2018 (commencing in late March 2018) and strong competition for deposits which increased the level of interest rates on many of our interest bearing deposit products and other wholesale funding. The 20 basis point increase in loan yield was mainly due to higher market interest rates on new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $4.7 billion and represented 17.7 percent of the total loan portfolio at September 30, 2019. Commercial real estate loans and construction loans totaled $14.9 billion and represented 56.1 percent of the total loan portfolio at September 30, 2019.

Average interest earning assets in this segment increased approximately $1.9 billion to $19.3 billion for the three months ended September 30, 2019 as compared to the third quarter of 2018. The increase was mostly due to strong organic loan growth within the commercial and industrial and commercial real estate loan portfolios over the last 12-month period.

For the three months ended September 30, 2019, income before income taxes for the commercial lending segment increased $10.9 million to $91.6 million as compared to the same quarter of 2018 mainly due to increases in non-interest income and net interest income. Non-interest income increased $10.1 million to $15.1 million during the three months ended September 30, 2019 as compared to the third quarter of 2018 mainly due to a $9.8 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers. Net interest income increased $4.6 million to $164.0 million for the third quarter of 2019 as compared to the same period in 2018 largely due to higher average loan balances. The positive impact of the aforementioned items was partially offset by a $2.3 million increase in internal transfer expense for the third quarter of 2019 as compared to the third quarter of 2018 largely due to higher salaries and employee benefits expenses for this business segment caused, in part, by expansion of our commercial lending teams.

The net interest margin for this segment decreased 25 basis points to 3.41 percent for the third quarter of 2019 as compared to the second quarter of 2018 largely due to a 28 basis point increase in the cost of our funding sources, partially offset by a 3 basis point increase in the yield on average loans.
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

Average interest earning assets in this segment increased $45.3 million during the third quarter of 2019 as compared to the third quarter of 2018 largely due to a $101.2 million increase in average overnight funds and interest bearing deposits, partially offset by lower average investment security balances. The increase in average interest bearing deposits related to excess liquidity fluctuations caused by the timing of loan and investment activity.

For the quarter ended September 30, 2019, income before income taxes for the investment management segment decreased $3.0 million to $6.8 million as compared to the third quarter of 2018. The decline was largely due to a $3.6 million decrease in net interest income caused by higher interest expense for the three months ended September 30, 2019, partially offset by a $599 thousand decrease in internal transfer expense.

The net interest margin for this segment decreased 36 basis points to 1.57 percent for the third quarter of 2019 as compared to the same quarter of 2018 largely due to a 28 basis point increase in costs associated with our funding sources and an 8 basis point decrease in the yield on average investments. The decrease in the yield on average investments was mainly due to maturities of higher yielding securities over the last 12 months.

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

The corporate segment recognized $9.5 million and $15.6 million of pre-tax loss for the three months ended September 30, 2019 and 2018, respectively, mainly due to decreases in non-interest expense and internal transfer expense, as well as an increases in both internal transfer income and non-interest income. Non-interest expense decreased $2.4 million to $100.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 largely due to declines in several expense categories, including salaries and employee benefits, legal and professional fees, and other non-interest expense. Internal transfer income increased $2.3 million for the three months ended September 30, 2019 from the third quarter of 2018. Non-interest income increased $1.1 million to $8.3 million for the three months ended September 30, 2019 as compared to the third quarter in 2018. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.
The following tables present the financial data for each business segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,812,001	$18,839,194	$4,330,504	$—	$29,981,699
Income (loss) before income taxes	56,013	264,793	22,440	38,478	381,724
Annualized return on average interest earning assets (before tax)	1.10%	1.87%	0.69%	N/A	1.70%

	Nine Months Ended September 30, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,058,416	$16,880,690	$4,391,859	$—	$27,330,965
Income (loss) before income taxes	43,444	226,373	30,562	(65,862)	234,517
Annualized return on average interest earning assets (before tax)	0.96%	1.79%	0.93%	N/A	1.14%
Consumer Lending

Average interest earning assets in this segment increased $753.6 million to $6.8 billion for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was largely due to loan growth from new and refinanced residential mortgage loan originations held for investment, automobile loans and collateralized personal lines of credit over the last 12 months.

Income before income taxes generated by the consumer lending segment increased $12.6 million to $56.0 million for the nine months ended September 30, 2019 as compared to the same period in 2018 largely due to an increase of $9.8 million in net interest income. The increased net interest income was mostly due to higher average loans and yields on new loan volumes. Non-interest expense also decreased $12.6 million for the nine months ended September 30, 2019 as compared to the same period in 2018 mainly due to lower salaries and employee benefits expenses, which was offset by a $7.9 million decrease in non-interest income for the nine months ended September 30, 2019. The decrease in non-interest income was largely due to lower gains on sales of loans and a decline in wealth management revenues.

The net interest margin on the consumer lending portfolio decreased 11 basis point to 2.63 percent for the nine months ended September 30, 2019 as compared to the same period one year ago mainly due to a 39 basis point increase in the costs associated with our funding sources, partially offset by a 28 basis point increase in the yield on average loans. The increase in our cost of funds was primarily due to greater use of wholesale and brokered deposit funding and higher rates on most deposit products. Although the operating and interest rate environment remains volatile, we did see average deposit costs peak in May 2019 and decline in the second and third quarters of 2019.
This trend has continued during the early stages of the fourth quarter of 2019. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our deposits and other borrowings.
Commercial Lending

Average interest earning assets in this segment increased $2.0 billion to $18.8 billion for the nine months ended September 30, 2019 as compared to the same period in 2018. This increase was mostly due to organic loan growth during the last 12 months.

For the nine months ended September 30, 2019, income before income taxes for the commercial lending segment increased $38.4 million to $264.8 million as compared to the same period in 2018. Net interest income increased $26.9 million to $487.6 million for the nine months ended September 30, 2019 as compared to the same period in 2018 largely due to higher average balances and an increase in yield on new loan originations, partially offset by higher interest expense. Non-interest income also increased $13.3 million for the nine months ended September 30, 2019 as compared to the same period in 2018 largely due to an $11.6 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $23.4 million and $11.8 million for the nine months ended September 30, 2019 and 2018, respectively. The provision for credit losses decreased $6.4 million to $13.8 million during the nine months ended September 30, 2019 as compared to $20.2 million for the same period in 2018. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment decreased 18 basis point to 3.45 percent for the nine months ended September 30, 2019 as compared to the same period in 2018 as a 39 basis point increase in the cost of our funding sources was partially offset by a 21 basis point increase in yield on average loans.
Investment Management

Average interest earning assets in this segment decreased $61.4 million during the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease was largely due to a decline of $80.7 million in average non-taxable investments, partially offset by a $14.2 million increase in federal funds sold and other interest bearing deposits, respectively, for the nine months ended September 30, 2019 as compared to the same period in 2018.

For the nine months ended September 30, 2019, income before income taxes for the investment management segment decreased $8.1 million to $22.4 million as compared to the same period in 2018 mainly due to a $13.1 million decrease in net interest income, partially offset by a $4.2 million decrease in the internal transfer expense. The decrease in net interest income was mainly driven by the lower average investment balances and normal repayment of higher yielding securities during the nine months ended September 30, 2019 as compared to the same period of 2018.

The net interest margin for this segment decreased 37 basis points to 1.63 percent for the nine months ended September 30, 2019 as compared to the same period in 2018 largely due to a 39 basis point increase in costs associated with our funding sources, partially offset by a 2 basis point increase in the yield on average investments.

Corporate and other adjustments

The pre-tax net income for the corporate segment totaled $38.5 million for the nine months ended September 30, 2019 as compared to a net loss of $65.9 million for the same period in 2018. The positive change of $104.3 million was mainly due to an increase in non-interest income coupled with a decrease in non-interest expense. The non-interest income increased $71.2 million to $97.6 million for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter of 2019. The non-interest expense decreased $32.6 million to $301.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was largely due to salaries and employee benefits expenses related to the pre-operations conversion of the USAB acquisition, USAB merger expenses, and professional and legal fees for litigation reserves recognized during the nine months ended September 30, 2018 (See further details in the "Non-Interest Expense" section above).
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2019. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2019. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2019. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2019 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter of 2019. The model also utilizes an immediate parallel shift in market interest rates at September 30, 2019.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$35,861	3.98%
+100	21,780	2.42
–100	(39,211)	(4.35)
–200	(65,120)	(7.23)

As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12 months by 4.35 percent. Valley's sensitivity to changes in market rates increased as compared to December 31, 2018 (which projected a decrease of 0.49 percent in net interest income over a 12 month period) partly due to changes in model assumptions related to non-maturity deposit account studies completed in the third quarter of 2019. Management believes the interest rate sensitivity remains within an acceptable tolerance range at September 30, 2019. However, the level of net interest income sensitivity may increase or decrease in the future as a result of changes in deposit and borrowings strategies, the slope of the yield curve and projected cash flows.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 27.5 percent of total funding. The Bank was in compliance with the foregoing policies at September 30, 2019.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. These liquid assets totaled approximately $2.3 billion, representing 7.4 percent of earning assets, at September 30, 2019 and $2.3 billion, representing 8.0 percent of earning assets, at December 31, 2018. Of the $2.3 billion of liquid assets at September 30, 2019, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $986 million in principal payments from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2019) are projected to be approximately $6.6 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $19.8 billion and $18.1 billion for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively, representing 66.1 percent and 65.3 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $827 million for a short term from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. At September 30, 2019, our borrowing capacity under the Federal Reserve's discount window was $1.7 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased approximately $293.5 million to $1.8 billion at September 30, 2019 as compared to December 31, 2018. The decrease was caused by declines of $337 million and $116.5 million in repos and FHLB borrowings, respectively, partially offset by a $160 million increase in federal funds purchased at September 30, 2019.
Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-

going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio

As of September 30, 2019, we had $2.1 billion and $1.6 billion in held to maturity and available for sale investment securities, respectively. Our total investment portfolio was comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions (including special revenue bonds), residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds issued by banks at September 30, 2019. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2019:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades: *
AAA Rated	$1,723,548	$31,488	$(3,776)	$1,751,260
AA Rated	224,559	5,816	(17)	230,358
A Rated	23,205	478	—	23,683
BBB Rated	10,739	305	(35)	11,009
Not rated	111,706	317	(7,130)	104,893
Total investment securities held to maturity	$2,093,757	$38,404	$(10,958)	$2,121,203
Available for sale investment grades: *
AAA Rated	$1,459,398	$15,546	$(3,728)	$1,471,216
AA Rated	75,242	618	(42)	75,818
A Rated	21,071	219	(21)	21,269
BBB Rated	17,986	382	—	18,368
Non-investment grade	7,502	—	(95)	7,407
Not rated	33,874	145	(35)	33,984
Total investment securities available for sale	$1,615,073	$16,910	$(3,921)	$1,628,062

*
Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The unrealized losses in the AAA rated category (in the above table) in both held to maturity and available for sale investment securities are mainly related to residential mortgage-backed securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac. The held to maturity portfolio includes $111.7 million in investments not rated by the rating agencies with aggregate unrealized losses of $7.1 million at September 30, 2019. The unrealized losses for this category included $6.5 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company's credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at September 30, 2019, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

During the nine months ended September 30, 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge related to one special revenue bond classified as available for sale (within obligations of states and state agencies reported in Note 6 of the consolidated financial statements). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter of 2019, as well as the issuer's default to its contractual payment during the same period. At September 30, 2019, the impaired security had an adjusted amortized cost and fair value of $680 thousand (after the credit impairment) and is reported in the "non-investment grade" category in the table above. Comparatively, there were no other-than-temporary impairment losses on securities recognized in earnings for the nine months ended September 30, 2018. See additional information regarding our other-than-temporary impairment analysis and special revenue bond portfolio at Note 6 to the consolidated financial statements.

The impaired municipal bond discussed above was not accruing interest as of September 30, 2019. Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome, resulting in the recognition of other-than-temporary impairment of the security.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	($ in thousands)
Loans
Commercial and industrial	$4,695,608	$4,615,765	$4,504,927	$4,331,032	$4,015,280
Commercial real estate:
Commercial real estate	13,365,454	12,798,017	12,665,425	12,407,275	12,251,231
Construction	1,537,590	1,528,968	1,454,199	1,488,132	1,416,259
Total commercial real estate	14,903,044	14,326,985	14,119,624	13,895,407	13,667,490
Residential mortgage	4,133,331	4,072,450	4,071,237	4,111,400	3,782,972
Consumer:
Home equity	489,808	501,646	513,066	517,089	521,797
Automobile	1,436,608	1,362,466	1,347,759	1,319,571	1,288,902
Other consumer	908,760	922,850	866,505	860,970	834,849
Total consumer loans	2,835,176	2,786,962	2,727,330	2,697,630	2,645,548
Total loans*	$26,567,159	$25,802,162	$25,423,118	$25,035,469	$24,111,290
As a percent of total loans:
Commercial and industrial	17.7%	17.9%	17.7%	17.3%	16.7%
Commercial real estate	56.1	55.5	55.6	55.5	56.6
Residential mortgage	15.5	15.8	16.0	16.4	15.7
Consumer loans	10.7	10.8	10.7	10.8	11.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned premiums and deferred loan costs of $18.3 million, $19.6 million, $20.5 million, $21.5 million and $16.7 million at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018, respectively.

Loans increased $765.0 million, or 11.9 percent on an annualized basis, to approximately $26.6 billion at September 30, 2019 from June 30, 2019. The increase was mainly due to continued strong quarter over quarter organic growth in commercial real estate and commercial and industrial loans, as well as stronger automobile loan volumes during the third quarter of 2019. During the third quarter of 2019, we originated $139 million of residential mortgage loans for sale rather than held for investment and we also sold approximately $87 million of pre-existing loans from our residential mortgage loan portfolio. Residential mortgage loans held for sale totaled $41.6 million and $35.2 million at September 30, 2019 and December 31, 2018, respectively.

Total commercial and industrial loans increased $79.8 million, or 6.9 percent on an annualized basis, from June 30, 2019 to approximately $4.7 billion at September 30, 2019. Exclusive of a decline in PCI loans, commercial and industrial loans increased $119.2 million, or 12.2 percent on an annualized basis during the third quarter of 2019. The increase was mostly driven by new small to middle market lending relationships within our markets aided by our ability to hire strong lending talent, focused calling efforts and, to a lesser extent, by increased business investment from existing relationships.

Commercial real estate loans (excluding construction loans) increased $567.4 million, or 17.7 percent on an annualized basis to $13.4 billion at September 30, 2019 from June 30, 2019. Exclusive of an $83.8 million decline in PCI loans, commercial real estate loans increased $651.2 million, or 24.9 percent on an annualized basis during the third quarter of 2019. The increase was mainly due to continued strong loan volumes in our primary markets in Florida, New Jersey and New York and some migration of completed construction projects to permanent financing.

Construction loans increased $8.6 million to $1.5 billion at September 30, 2019 from June 30, 2019. During the third quarter of 2019, loan advances on new and existing construction projects were largely offset by loan repayments and the mitigation of completed projects to permanent commercial real estate loan financing.

Total residential mortgage loans increased $60.9 million to approximately $4.1 billion at September 30, 2019 from June 30, 2019. The loan growth was partially offset by the sale of pre-existing loans totaling $87 million and a $15.2 million decline in PCI loans during the third quarter of 2019. New and refinanced residential mortgage loan originations totaled approximately $477 million for the third quarter of 2019 as compared to $347 million and $497 million for the second quarter of 2019 and third quarter of 2018, respectively.
Home equity loans totaled $489.8 million at September 30, 2019 and decreased by $11.8 million as compared to June 30, 2019. The decrease was largely due to a $7.9 million decline in PCI loans caused by normal repayments.
Automobile loans increased by $74.1 million to $1.4 billion at September 30, 2019 as compared to June 30, 2019. The third quarter annualized growth was 21.8 percent due to higher application volumes as compared to the second quarter of 2019. Our Florida dealership network contributed $47.9 million in auto loan originations, representing approximately 23 percent of Valley's total new auto loan production during the third quarter of 2019 and was relatively consistent with the linked second quarter of 2019.
Other consumer loans decreased $14.1 million to $908.8 million at September 30, 2019 as compared to $922.9 million at June 30, 2019 mostly due to lower volumes of new collateralized personal lines of credit as compared to the second quarter of 2019.
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
Purchased Credit-Impaired Loans

PCI loans decreased $652.9 million to $3.5 billion at September 30, 2019 from $4.2 billion at December 31, 2018, mainly due to both scheduled repayment and prepayment of contractual principal balances. Our PCI loans include loans acquired in business combinations subsequent to 2011 and, to a much lesser extent, covered loans in which we will share losses with the FDIC under loss-sharing agreements. Covered loans, consisting of residential mortgage and other consumer loans, totaled $23.8 million and $27.6 million at September 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$3,771,957	$853,887	$4,647,701	$630,550
Acquisition	—	—	(9,520)	—
Accretion	47,475	(47,475)	54,367	(54,367)
Payments received	(282,103)	—	(262,513)	—
Net (decrease) increase in expected cash flows	—	(58,268)	—	23,983
Transfers to other real estate owned	(161)	—	—	—
Balance, end of the period	$3,537,168	$748,144	$4,430,035	$600,166

	Nine Months Ended September 30,
	2019		2018
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
PCI loans:
Balance, beginning of the period	$4,190,086	$875,958	$1,387,215	$282,009
Acquisition	—	—	3,735,162	474,208
Accretion	155,981	(155,981)	180,034	(180,034)
Payments received	(806,937)	—	(872,183)	—
Net increase in expected cash flows	—	28,167	—	23,983
Transfers to other real estate owned	(1,962)	—	(193)	—
Balance, end of the period	$3,537,168	$748,144	$4,430,035	$600,166

The net increase in expected cash flows for certain pools of loans (included in the tables above) during the nine months ended September 30, 2019 is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. Based upon our 2019 reforecasted cash flows, the net increase for the nine months ended September 30, 2019 was largely driven by additional advances on acquired lines of credit coupled with lower prospective loss expectations, partially offset by higher loan prepayments. The net decrease in expected cash flows for the three months ended September 30, 2019 was largely due to the high volume of contractual principal prepayments caused by the low level of market interest rates.
Non-performing Assets
Non-performing assets (excluding PCI loans) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of automobiles and taxicab medallions) and non-accrual debt securities at September 30, 2019. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets totaling $110.7 million at September 30, 2019 increased 3.7 percent from June 30, 2019 and increased 24.9 percent from September 30, 2018, respectively (as shown in the table below). The $4.0 million increase in non-performing assets at September 30, 2019 as compared to June 30, 2019 was mainly due to an increase of $4.5 million in non-accrual loans and higher repossessed assets during the third quarter of 2019, partially offset by a decline in OREO balances. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.41 percent at both September 30, 2019 and June 30, 2019. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 7 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	($ in thousands)
Accruing past due loans: *
30 to 59 days past due:
Commercial and industrial	$5,702	$14,119	$5,120	$13,085	$9,462
Commercial real estate	20,851	6,202	39,362	9,521	3,387
Construction	11,523	—	1,911	2,829	15,576
Residential mortgage	12,945	19,131	15,856	16,576	10,058
Total Consumer	13,079	11,932	6,647	9,740	7,443
Total 30 to 59 days past due	64,100	51,384	68,896	51,751	45,926
60 to 89 days past due:
Commercial and industrial	3,158	4,135	1,756	3,768	1,431
Commercial real estate	735	354	2,156	530	2,502
Construction	7,129	1,342	—	—	36
Residential mortgage	4,417	3,635	3,635	2,458	3,270
Total Consumer	1,577	1,484	990	1,386	1,249
Total 60 to 89 days past due	17,016	10,950	8,537	8,142	8,488
90 or more days past due:
Commercial and industrial	4,133	3,298	2,670	6,156	1,618
Commercial real estate	1,125	—	—	27	27
Residential mortgage	1,347	1,054	1,402	1,288	1,877
Total Consumer	756	359	523	341	282
Total 90 or more days past due	7,361	4,711	4,595	7,812	3,804
Total accruing past due loans	$88,477	$67,045	$82,028	$67,705	$58,218
Non-accrual loans: *
Commercial and industrial	$75,311	$76,216	$76,270	$70,096	$52,929
Commercial real estate	9,560	6,231	2,663	2,372	7,103
Construction	356	—	378	356	—
Residential mortgage	13,772	12,069	11,921	12,917	16,083
Total Consumer	2,050	1,999	2,178	2,655	2,248
Total non-accrual loans	101,049	96,515	93,410	88,396	78,363
Other real estate owned (OREO)	6,415	7,161	7,317	9,491	9,863
Other repossessed assets	2,568	2,358	2,628	744	445
Non-accrual debt securities **	680	680	—	—	—
Total non-performing assets (NPAs)	$110,712	$106,714	$103,355	$98,631	$88,671
Performing troubled debt restructured loans	$79,364	$74,385	$73,081	$77,216	$81,141
Total non-accrual loans as a % of loans	0.38%	0.37%	0.37%	0.35%	0.33%
Total NPAs as a % of loans and NPAs	0.41	0.41	0.40	0.39	0.37
Total accruing past due and non-accrual loans as a % of loans	0.71	0.63	0.69	0.62	0.57
Allowance for loan losses as a % of non-accrual loans	160.17	160.71	165.27	171.79	184.99

*     Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

**	Includes other-than-temporarily impaired special revenue bond classified as available for sale presented at carrying value at September 30, 2019 and June 30, 2019.

Loans past due 30 to 59 days increased $12.7 million to $64.1 million at September 30, 2019 as compared to June 30, 2019. The increase was largely due to matured performing construction and commercial real estate loans that were in the normal process of renewal totaling $11.5 million and $10.6 million at September 30, 2019, respectively. These increases were partially offset by an $8.4 million decrease in commercial and industrial loans at September 30, 2019 mainly due to the renewal of a $10.0 million loan that was reported in this delinquency category at June 30, 2019.

Loans past due 60 to 89 days increased $6.1 million to $17.0 million at September 30, 2019 as compared to June 30, 2019 largely due to a $5.8 million increase in construction loan delinquencies. Construction loans past due 60 to 89 days totaled $7.1 million at September 30, 2019 and consisted of two matured performing loans in the normal process of renewal.

Loans past due 90 days or more and still accruing interest increased $2.7 million to $7.4 million at September 30, 2019 as compared to $4.7 million at June 30, 2019. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $4.5 million to $101.0 million at September 30, 2019 as compared to $96.5 million at June 30, 2019. The increase was due, in part, to a $3.9 million commercial real estate loan at September 30, 2019 previously reported in loans past due 30 to 59 days at June 30, 2019. The $3.9 million non-accrual loan had no related reserves within the allowance for loan losses based upon the adequacy of the collateral valuation at September 30, 2019.

During the third quarter of 2019, we continued to closely monitor our New York City and Chicago taxi medallion loans totaling $111.8 million and $7.6 million, respectively, within the commercial and industrial loan portfolio at September 30, 2019. While most of the taxi medallion loans are currently performing, negative trends in market valuations of the underlying taxi medallion collateral could impact the future performance and internal classification of this portfolio. At September 30, 2019, the taxi medallion portfolio included impaired loans totaling $91.1 million with related reserves of $34.2 million within the allowance for loan losses as compared to impaired loans totaling $78.3 million with related reserves of $29.5 million at June 30, 2019. The increase in both impaired taxi medallion loans and related reserves as compared to June 30, 2019 was largely due to the previously disclosed $13.7 million of performing non-impaired taxi medallion loans which matured in June 2019 that were subsequently restructured and classified as performing troubled debt restructured (TDR) loans in the third quarter of 2019. At September 30, 2019, the impaired taxi medallion loans largely consisted of $67.1 million of non-accrual loans and $24.0 million of performing troubled debt restructured (TDR) loans classified as substandard loans.
Valley's historical taxi medallion lending criteria had been conservative regarding capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at September 30, 2019 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $12.3 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at September 30, 2019.
OREO properties decreased $746 thousand to $6.4 million at September 30, 2019 from $7.2 million at June 30, 2019. Sales of OREO properties resulted in net losses of $417 thousand and net gains of $1.7 million for the three and nine months ended September 30, 2019, respectively. The net losses on the sales of OREO properties were immaterial for both the three and nine months ended September 30, 2018. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.7 million at September 30, 2019.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $5.0 million to $79.4 million at September 30, 2019 as compared to $74.4 million at June 30, 2019. Performing TDRs consisted of 123 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at September 30, 2019. On an aggregate basis, the $79.4 million in performing TDRs at September 30, 2019 had a modified weighted average interest rate of approximately 5.39 percent as compared to a pre-modification weighted average interest rate of 5.64 percent.

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

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in thousands)
Average loans outstanding	$26,136,745	$25,552,415	$23,659,190	$25,651,195	$22,939,106
Beginning balance - Allowance for credit losses	158,079	158,961	143,154	156,295	124,452
Loans charged-off:
Commercial and industrial	(527)	(3,073)	(833)	(7,882)	(1,606)
Commercial real estate	(158)	—	—	(158)	(348)
Construction	—	—	—	—	—
Residential mortgage	(111)	—	—	(126)	(167)
Total Consumer	(2,191)	(1,752)	(1,150)	(5,971)	(3,783)
Total charge-offs	(2,987)	(4,825)	(1,983)	(14,137)	(5,904)
Charged-off loans recovered:
Commercial and industrial	330	1,195	1,131	2,008	4,057
Commercial real estate	28	22	12	71	396
Construction	—	—	—	—	—
Residential mortgage	3	9	9	13	269
Total Consumer	617	617	600	1,720	1,563
Total recoveries	978	1,843	1,752	3,812	6,285
Net (charge-offs) recoveries	(2,009)	(2,982)	(231)	(10,325)	381
Provision charged for credit losses	8,700	2,100	6,552	18,800	24,642
Ending balance - Allowance for credit losses	$164,770	$158,079	$149,475	$164,770	$149,475
Components of allowance for credit losses:
Allowance for loan losses	$161,853	$155,105	$144,963	$161,853	$144,963
Allowance for unfunded letters of credit	2,917	2,974	4,512	2,917	4,512
Allowance for credit losses	$164,770	$158,079	$149,475	$164,770	$149,475
Components of provision for credit losses:
Provision for losses on loans	$8,757	$3,706	$6,432	$20,319	$23,726
Provision for unfunded letters of credit	(57)	(1,606)	120	(1,519)	916
Provision for credit losses	$8,700	$2,100	$6,552	$18,800	$24,642
Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.03%	0.05%	0.00%	0.05%	0.00%
Allowance for credit losses as a % of non-PCI loans	0.72	0.72	0.76	0.72	0.76
Allowance for credit losses as a % of total loans	0.62	0.61	0.62	0.62	0.62

Net loan charge-offs totaled $2.0 million for the third quarter of 2019 as compared to $3.0 million for the second quarter of 2019, and $231 thousand during the third quarter of 2018. The decrease in net loan charge-offs as compared to the second quarter of 2019 was mainly due to better performance within the commercial and industrial loan category in the third quarter of 2019. There were no taxi medallion loan charge-offs during the third quarters of 2019 and 2018 as compared to $2.3 million for the second quarter of 2019. The overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.

During the third quarter of 2019, we recorded an $8.7 million provision for credit losses as compared to $2.1 million and $6.6 million for the second quarter of 2019 and the third quarter of 2018, respectively. The increase in the third quarter of 2019 provision as compared to the second quarter of 2019 was largely due to additional allocated reserves of $5.4 million related to the $13.7 million of impaired taxi medallion loans classified as TDR loans upon renewal during the third quarter of 2019.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2019		June 30, 2019		September 30, 2018
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans*	$103,919	2.21%	$97,358	2.11%	$88,509	2.20%
Commercial real estate loans:
Commercial real estate	23,044	0.17%	23,796	0.19%	29,093	0.24%
Construction	25,727	1.67%	25,182	1.65%	21,037	1.49%
Total commercial real estate loans	48,771	0.33%	48,978	0.34%	50,130	0.37%
Residential mortgage loans	5,302	0.13%	5,219	0.13%	4,919	0.13%
Consumer loans:
Home equity	487	0.10%	505	0.10%	576	0.11%
Auto and other consumer	6,291	0.27%	6,019	0.26%	5,341	0.25%
Total consumer loans	6,778	0.24%	6,524	0.23%	5,917	0.22%
Total allowance for credit losses	$164,770	0.62%	$158,079	0.61%	$149,475	0.62%

*	Includes the reserve for unfunded letters of credit.
At September 30, 2019, our allowance allocations for losses as a percentage of total loans remained relatively stable as compared to June 30, 2019 and September 30, 2018 for most loan categories. However, the allocation for commercial and industrial loans increased 0.10 percent to 2.21 percent at September 30, 2019 as compared to June 30, 2019 largely due to additional allocated reserves for impaired taxi medallion loans within this loan category. Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $3.5 billion) was 0.72 percent, 0.72 percent and 0.76 percent at September 30, 2019, June 30, 2019 and September 30, 2018, respectively. PCI loans are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at September 30, 2019, June 30, 2019 and September 30, 2018.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2019 and December 31, 2018, shareholders’ equity totaled approximately $3.6 billion and $3.4 billion, and represented 10.5 percent of total assets. During the nine months ended September 30, 2019, total shareholders’ equity increased by $207.6 million primarily due to (i) net income of $271.7 million, (ii) an increase in other comprehensive income of $43.0 million, (iii) a $9.5 million increase attributable to the effect of our stock incentive plan, and (iv) a $3.0 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2019. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $119.6 million for the nine months ended September 30, 2019.

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

Effective January 1, 2016, the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) new rules required a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent. The rule changes also included the implementation of a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes, subject to a three-year phase-in period. On January 1, 2019, the capital conservation buffer was fully phased-in. As of September 30, 2019, and December 31, 2018, Valley and Valley National Bank exceeded all capital adequacy requirements (see tables below).

The following tables present Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2019 and December 31, 2018:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2019
Total Risk-based Capital
Valley	$2,919,188	11.03%	$2,778,657	10.500%	N/A	N/A
Valley National Bank	2,895,016	10.95	2,776,070	10.500	$2,643,876	10.00%
Common Equity Tier 1 Capital
Valley	2,245,482	8.49	1,852,438	7.000	N/A	N/A
Valley National Bank	2,630,246	9.95	1,850,713	7.000	1,718,520	6.50
Tier 1 Risk-based Capital
Valley	2,460,418	9.30	2,249,389	8.500	N/A	N/A
Valley National Bank	2,630,246	9.95	2,247,295	8.500	2,115,101	8.00
Tier 1 Leverage Capital
Valley	2,460,418	7.61	1,292,785	4.00	N/A	N/A
Valley National Bank	2,630,246	8.14	1,292,084	4.00	1,615,105	5.00
As of December 31, 2018
Total Risk-based Capital
Valley	$2,786,971	11.34%	$2,426,975	9.875%	N/A	N/A
Valley National Bank	2,698,654	10.99	2,424,059	9.875	$2,454,743	10.00%
Common Equity Tier 1 Capital
Valley	2,071,871	8.43	1,566,781	6.375	N/A	N/A
Valley National Bank	2,442,359	9.95	1,564,899	6.375	1,595,583	6.50
Tier 1 Risk-based Capital
Valley	2,286,676	9.30	1,935,435	7.875	N/A	N/A
Valley National Bank	2,442,359	9.95	1,933,110	7.875	1,963,794	8.00
Tier 1 Leverage Capital
Valley	2,286,676	7.57	1,208,882	4.00	N/A	N/A
Valley National Bank	2,442,359	8.09	1,207,039	4.00	1,508,798	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2019	December 31, 2018
	($ in thousands, except for share data)
Common shares outstanding	331,805,564	331,431,217
Shareholders’ equity	$3,558,075	$3,350,454
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,152,815	1,161,655
Tangible common shareholders’ equity	$2,195,569	$1,979,108
Tangible book value per common share	$6.62	$5.97
Book value per common share	$10.09	$9.48
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 58.2 percent for the nine months ended September 30, 2019 as compared to 41.3 percent for the year ended December 31, 2018. Our retention ratio increased from the year ended December 31, 2018 mainly due to the net gain from our sale leaseback transaction in the first quarter of 2019 and a continued strong focus by management on our operational efficiency.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2019 and 2018. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
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

(a) Disclosure controls and procedures. Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, ("Exchange Act") are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Valley’s CEO and CFO, with the assistance of other members of Valley’s management, have evaluated the effectiveness of Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, Valley’s CEO and CFO have concluded that Valley’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2019 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2019 to July 31, 2019	3,808	$10.80	—	4,112,465
August 1, 2019 to August 31, 2019	859	11.07	—	4,112,465
September 1, 2019 to September 30, 2019	1,502	11.07	—	4,112,465
Total	6,169	$10.89	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2019.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2017.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 23, 2018.
(10)	Material Contracts
	(10.1)	Form of Change in Control Agreement for Senior Executive Vice President (covering Michael Hagedorn).*
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.*
(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company, and Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.*

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 7, 2019	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer

Date:	/s/ Michael D. Hagedorn
November 7, 2019	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer